Form 10-K
period 1994-12-31
PUBLIC SERVICE CO OF COLORADO
filed 1995-03-02
CIK 81018

                            Form 10-K
                SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C. 20549

   [ x ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934
           For the fiscal year ended December 31, 1994
                                OR
 [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the transition period from ________________
                       to________________
                  Commission file number 1-3280
                Public Service Company of Colorado
          (Exact name of registrant as specified in its charter)
           Colorado                          84-0296600
  (State or other jurisdiction of           (IRS Employer
   incorporation or organization)        Identification No.)
1225 17th Street, Denver, Colorado             80202
(Address of principal executive offices)      (Zip Code)
 Registrant's Telephone Number, including area code: (303) 571-7511
   Securities Registered Pursuant to Section 12(b) of the Act:

                                                  Name of Each Exchange
        Title of Each Class                        on Which Registered

Common Stock, par value $5 per share      New York, Chicago and Pacific
Rights to Purchase Common Stock           New York, Chicago and Pacific
Cumulative Preferred Stock, par value $100 per share
      4 1/4% Series                                     American
      7.15% Series                                      New York
   Cumulative Preferred Stock ($25), par value $25 per share
      8.40% Series                                      New York
   Securities Registered Pursuant to Section 12(g) of the Act:
           Cumulative Preferred Stock, par value $100 per share
                               (Title of Class)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days. Yes  X         No

      Indicate by check  mark if disclosure  of delinquent filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      The aggregate market value of the registrant's Common Stock, $5.00 par value (the only class of voting stock), held by non-affiliates was
$1,888,210,116, based on the last sale price thereof reported on the consolidated tape for February 24, 1995.

      At February 24, 1995, 62,679,174 shares of the registrant's Common Stock, $5.00 par value (the only class of common stock), were outstanding.

                      Documents Incorporated By Reference

      Portions of the registrant's 1995 Proxy Statement are incorporated by reference in Part II, Item 9 and Part III, Items 10, 11, 12 and 13 of this Form 10-K.

                                Table of Contents

                                      PART I

   Item l.  Business . . . . . . . . . . . . . . . . . . . . . . . . . .     1
      The Company  . . . . . . . . . . . . . . . . . . . . . . . . . . .     1
      Electric Operations  . . . . . . . . . . . . . . . . . . . . . . .     1
         Peak Load . . . . . . . . . . . . . . . . . . . . . . . . . . .     2
         Purchased Power . . . . . . . . . . . . . . . . . . . . . . . .     2
         Construction Program  . . . . . . . . . . . . . . . . . . . . .     5
         Fort St. Vrain  . . . . . . . . . . . . . . . . . . . . . . . .     5
      Electric Fuel Supply . . . . . . . . . . . . . . . . . . . . . . .     5
         Coal  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     5
         Natural Gas and Fuel Oil  . . . . . . . . . . . . . . . . . . .     7
      Natural Gas Operations . . . . . . . . . . . . . . . . . . . . . .     7
         Gas Supply  . . . . . . . . . . . . . . . . . . . . . . . . . .     7
         Young Storage . . . . . . . . . . . . . . . . . . . . . . . . .     8
         WGI . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
         WGT . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
         WGG . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
         Fuelco  . . . . . . . . . . . . . . . . . . . . . . . . . . . .     8
      Regulation and Rates . . . . . . . . . . . . . . . . . . . . . . .     9
         State Regulation  . . . . . . . . . . . . . . . . . . . . . . .     9
            CPUC . . . . . . . . . . . . . . . . . . . . . . . . . . . .     9
            Electric and Gas Adjustment Clauses  . . . . . . . . . . . .     9
            Incentive Regulation and Demand Side Management  . . . . . .    10
            1993 Rate Case . . . . . . . . . . . . . . . . . . . . . . .    10
            IRP - Electric   . . . . . . . . . . . . . . . . . . . . . .    11
            IRP - Gas  . . . . . . . . . . . . . . . . . . . . . . . . .    11
            WPSC . . . . . . . . . . . . . . . . . . . . . . . . . . . .    11
      Environmental Matters  . . . . . . . . . . . . . . . . . . . . . .    12
      Competition  . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
         Industry Outlook  . . . . . . . . . . . . . . . . . . . . . . .    13
         State Regulatory Environment  . . . . . . . . . . . . . . . . .    13
         Electric  . . . . . . . . . . . . . . . . . . . . . . . . . . .    13
         Natural Gas . . . . . . . . . . . . . . . . . . . . . . . . . .    14
      Franchises . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
      Employees  . . . . . . . . . . . . . . . . . . . . . . . . . . . .    14
      Research and Development . . . . . . . . . . . . . . . . . . . . .    15
      Consolidated Electric Operating Statistics . . . . . . . . . . . .    16
      Consolidated Gas Operating Statistics  . . . . . . . . . . . . . .    17
      Electric Transmission Map  . . . . . . . . . . . . . . . . . . . .    18

   Item 2.  Properties   . . . . . . . . . . . . . . . . . . . . . . . .    19
      Electric Property  . . . . . . . . . . . . . . . . . . . . . . . .    19
      Nuclear Property . . . . . . . . . . . . . . . . . . . . . . . . .    20
      Transmission and Distribution Property . . . . . . . . . . . . . .    20
      Gas Property . . . . . . . . . . . . . . . . . . . . . . . . . . .    20
      Other Property . . . . . . . . . . . . . . . . . . . . . . . . . .    21
      Property of Subsidiaries . . . . . . . . . . . . . . . . . . . . .    21
      Character of Ownership       . . . . . . . . . . . . . . . . . . .    21

   Item 3.  Legal Proceedings  . . . . . . . . . . . . . . . . . . . . .    21

   Item 4.  Submission of Matters to a Vote of Security Holders  . . . .    21

                                     PART II

   Item 5.  Market for Registrant's  Common Equity and Related  Stockholder
      Matters  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

   Item 6.  Selected Financial Data  . . . . . . . . . . . . . . . . . .    23

   Item 7.   Management's  Discussion and Analysis  of Financial  Condition
      and Results of Operations  . . . . . . . . . . . . . . . . . . . .    24
      Industry Outlook . . . . . . . . . . . . . . . . . . . . . . . . .    24
      Corporate Overview . . . . . . . . . . . . . . . . . . . . . . . .    24
      Earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25
      Electric Operations  . . . . . . . . . . . . . . . . . . . . . . .    25
      Gas Operations . . . . . . . . . . . . . . . . . . . . . . . . . .    26
      Non-Fuel Operating Expenses  . . . . . . . . . . . . . . . . . . .    27
      Commitments and Contingencies  . . . . . . . . . . . . . . . . . .    28
      Liquidity and Capital Resources  . . . . . . . . . . . . . . . . .    28
         Cash Flows  . . . . . . . . . . . . . . . . . . . . . . . . . .    28
         Prospective Capital Requirements and Sources  . . . . . . . . .    29

   Item 8.  Financial Statements and Supplementary Data  . . . . . . . .    32
      Report of Independent Public Accountants . . . . . . . . . . . . .    32
      Consolidated Balance Sheets  . . . . . . . . . . . . . . . . . . .    33
      Consolidated Statements of Income  . . . . . . . . . . . . . . . .    35
      Consolidated Statements of Shareholders' Equity  . . . . . . . . .    36
      Consolidated Statements of Cash Flows  . . . . . . . . . . . . . .    37
      Notes to Consolidated Financial Statements . . . . . . . . . . . .    38

   Schedule II . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    66

   Exhibit 12(a) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    67

   Exhibit 12(b) . . . . . . . . . . . . . . . . . . . . . . . . . . . .    68

   Item 9.    Changes in and  Disagreements with Accountants on  Accounting
      and Financial Disclosure . . . . . . . . . . . . . . . . . . . . .    69

                                     PART III

   Item 10.  Directors and Executive Officers of the Registrant  . . . .    69

   Item 11.  Executive Compensation  . . . . . . . . . . . . . . . . . .    71

   Item  12.     Security  Ownership  of  Certain  Beneficial  Owners   and
      Management   . . . . . . . . . . . . . . . . . . . . . . . . . . .    71

   Item 13.  Certain Relationships and Related Transactions  . . . . . .    71

                                     PART IV

   Item 14.   Exhibits, Financial Statement  Schedules and  Reports on Form
      8-K  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    72

   Experts   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    73

   Consent of Independent Public Accountants . . . . . . . . . . . . . .    74

   Power of Attorney . . . . . . . . . . . . . . . . . . . . . . . . . .    74

   Signatures  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    75

   Exhibit Index . . . . . . . . . . . . . . . . . . . . . . . . . . . .    77

                                      TERMS

   The abbreviations or acronyms used in the text and notes are defined below:

   Abbreviation or Acronym                                                Term

   AFDC  . . . . . . . . . . . .  Allowance for Funds Used During Construction
   Amax  . . . . . . . . . . . . . . . . . . . . . . . . .  Amax Coal Company,
                                      a subsidiary of Cyprus/Amax Coal Company
   Arapahoe  . . . . . . . . . . .  Arapahoe Steam Electric Generating Station
   BCC   . . . . . . . . . . . . . . . . . . . . .  Bannock Center Corporation
   BLM   . . . . . . . . . . . . . . . . . . . . .   Bureau of Land Management
   Boulder District Court  .   District Court in and for the County of Boulder
   Cameo   . . . . . . . . . . . . .   Cameo Steam Electric Generating Station
   CCT3  . . . . . . . . . . . . . . . . . . . . .   Clean Coal Technology III
   CERCLA  Comprehensive Environmental Response, Compensation and Liability Act
   Cherokee  . . . . . . . . . .    Cherokee Steam Electric Generating Station
   Cheyenne  . . . . . . . . . . . . .  Cheyenne Light, Fuel and Power Company
   COLI  . . . . . . . . . . . . . . . . . . .  Corporate-owned life insurance
   Colorado Supreme Court  . . . . . .  Supreme Court of the State of Colorado
   Colorado-Ute  . . . . . . . . . .   Colorado-Ute Electric Association, Inc.
   Comanche  . . . . . . . . . . .  Comanche Steam Electric Generating Station
   Company . . .   Public Service Company of Colorado (excluding subsidiaries)
   CPCN  . . . . . . . . . .   Certificate of Public Convenience and Necessity
   CPUC  . . . . . . . .  Public Utilities Commission of the State of Colorado
   Craig . . . . . . . . . . . . . .   Craig Steam Electric Generating Station
   CWIP  . . . . . . . . . . . . . . . . . . .   Construction Work in Progress
   CWQCD . . . . . . . . . . . . . .   Colorado Water Quality Control Division
   Denver District Court District Court in and for the City and County of Denver
   DOE . . . . . . . . . . . . . . . . . . . . . .   U.S. Department of Energy
   DOJ . . . . . . . . . . . . . . . . . . . . . .  U.S. Department of Justice
   DSM . . . . . . . . . . . . . . . . . . . . . . . .  Demand Side Management
   DSMCA . . . . . . . . . . . . . . .  Demand Side Management Cost Adjustment
   e prime . . . . . . . . . . . . . . . . . . . . . . . . . .   e prime, inc.
   ECA . . . . . . . . . . . . . . . . . . . . . . .  Electric Cost Adjustment
   EIS . . . . . . . . . . . . . . . . . . . .  Environmental Impact Statement
   EPAct . . . . . . . . . . . . . . . . .  National Energy Policy Act of 1992
   EPA . . . . . . . . . . . . . . . . .  U.S. Environmental Protection Agency
   EWG . . . . . . . . . . . . . . . . . . . . . .  Exempt Wholesale Generator
   FERC  . . . . . . . . . . . . . . . .  Federal Energy Regulatory Commission
   FERC Order 636  . . . . . . . . . . . . .   FERC Order Nos. 636-A and 636-B
   Fort St. Vrain  . . . .  Fort St. Vrain Nuclear Electric Generating Station
   Fuelco  . . . . . . . . . . . . . . . . . .  Fuel Resources Development Co.
   GCA   . . . . . . . . . . . . . . . . . . . . . . . .   Gas Cost Adjustment
   Hayden  . . . . . . . . . . . . .  Hayden Steam Electric Generating Station
   IBM   . . . . . . . . . . . . . . . . . . . . . . . . . .   IBM Corporation
   Interstate  . . . . . . . . . . . . . . .   Colorado Interstate Gas Company
   IPPF  . . . . . . . . . . . . . . .   Independent Power Production Facility
   IRP   . . . . . . . . . . . . . . . . . . . . . .  Integrated Resource Plan
   IRS . . . . . . . . . . . . . . . . . . . . . . .  Internal Revenue Service
   ISFSI . . . . . . . . . . . .   Independent Spent Fuel Storage Installation
   ISSC  . . . . . . . . . . . . . .  Integrated Systems Solutions Corporation
   KN Energy . . . . . . . . . . . . . . . . . . . . . . . .   KN Energy, Inc.
   Natural Fuels   . . . . . . . . . . . . . . . .   Natural Fuels Corporation
   NOx . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Nitrogen Oxide
   NPDES   . . . . . . . . .   National Pollution Discharge Elimination System
   NRC   . . . . . . . . . . . . . . . . . . .   Nuclear Regulatory Commission
   OCC   . . . . . . . . . . . . . . . .   Colorado Office of Consumer Counsel
   OPEB  . . . . . . . . . . . . . . .  Other Postretirement Employee Benefits
   PCB . . . . . . . . . . . . . . . . . . . . . . .  Polychlorinated biphenyl

   Pawnee  . . . . . . . . . . . . .  Pawnee Steam Electric Generating Station
   Pawnee 2  . .   Pawnee Steam Electric Generating Station, Unit 2 (proposed)
   Pool  . . . . . . . . . . . . . . . . . . . . . . . . .   Inland Power Pool
   PRPs  . . . . . . . . . . . . . . . . . .   Potentially Responsible Parties
   PSCCC . . . . . . . . . . . . . . . . . . .  PS Colorado Credit Corporation
   PSCO Gas Companies  .  Gas Operations of Public Service Company of Colorado
           (excluding subsidiaries) and Cheyenne Light, Fuel and Power Company
   PSRI  . . . . . . . . . . . . . . . . . . . . . . .   PSR Investments, Inc.
   PUHCA   . . . . . . . . . . . .  Public Utility Holding Company Act of 1935
   QF  . . . . . . . . . . . . . . . . . . . . . . . . .   Qualifying Facility
   QFCCA . . . . . . . . . . .  Qualifying Facilities Capacity Cost Adjustment
   SEC . . . . . . . . . . . . . . . . . .  Securities and Exchange Commission
   SFAS 71 . . . . . . .  Statement of Financial Accounting Standards No. 71 -
                   "Accounting for the Effects of Certain Types of Regulation"
   SFAS 106  . . . . .  Statement of Financial Accounting Standards No. 106 -
       "Employers' Accounting for Postretirement Benefits Other Than Pensions"
   SFAS 107  . . . . .  Statement of Financial Accounting Standards No. 107 -
                       "Disclosures about Fair Value of Financial Instruments"
   SFAS 109  . . . . .  Statement of Financial Accounting Standards No. 109 -
                                                 "Accounting for Income Taxes"
   SFAS 112  . . . . .  Statement of Financial Accounting Standards No. 112 -
                           "Employers' Accounting for Postemployment Benefits"
   SO2 . . . . . . . . . . . . . . . . . . . . . . . . . . . .  Sulfur Dioxide
   Synhytech . . . . . . . . . . . . . . . . . . . . . . . .   Synhytech, Inc.
   Tri-State . . . .   Tri-State Generation and Transmission Association, Inc.
   Valmont   . . . . . . . . . . .   Valmont Steam Electric Generating Station
   WGG   . . . . . . . . . . . . . . . . . . . . . .   WestGas Gathering, Inc.
   WGI   . . . . . . . . . . . . . . . . . . . . . .  WestGas InterState, Inc.
   WGT   . . . . . . . . . . . . . . . . . . . .   WestGas TransColorado, Inc.
   WPSC  . . . . . . . . . . . . . . . .  Public Service Commission of Wyoming
   WSCC  . . . . . . . . . . . . . . . .  Western Systems Coordinating Council
   Young Storage . . . . . . . . . . . . . .   Young Gas Storage Company, Ltd.
   Zuni  . . . . . . . . . . . . . . .  Zuni Steam Electric Generating Station

                                      PART I




   Item l.  Business

   The Company

         The Company, incorporated through merger of predecessors under the laws of the State of Colorado in 1924, is an operating public utility engaged, together with its subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company provides electricity or gas or both in an area having an estimated population of 2.8 million people of which approximately 2.1 million are in the Denver metropolitan area. The Company's operations are wholly within the State of Colorado.

         As of December 31, 1994, the Company owned all of the outstanding capital stock of Cheyenne, WGI, WGT, Fuelco, 1480 Welton, Inc., PSRI, PSCCC and Green and Clear Lakes Company. In addition, the Company owned 80% of the capital stock of Natural Fuels. These subsidiaries and the results of operations and cash flows of WGG, which was sold in August 1994, are included in the Company's consolidated financial statements.

         Cheyenne  is an  electric and  gas utility  operating principally  in
   Cheyenne, Wyoming; WGI is a natural gas transmission company operating in Colorado and Wyoming; WGT holds a one-third interest in a natural gas transmission company which will operate in Colorado; Fuelco has been engaged in the exploration for, and the development and production of, natural gas and oil principally in Colorado; 1480 Welton, Inc. is a real estate company which owns certain of the Company's real estate interests; PSRI owns and manages permanent life insurance policies on certain past and present employees, the benefits from which are to provide future funding for general corporate purposes; PSCCC is a finance company that finances certain of the Company's current assets; Green and Clear Lakes Company owns water rights and storage facilities for water used at the Company's Georgetown Hydroelectric Station; and Natural Fuels sells compressed natural gas as a transportation fuel to retail markets, converts vehicles for natural gas usage, constructs fueling facilities and sells miscellaneous fueling facility equipment. The Company also holds a controlling interest in several other relatively small ditch and water companies whose capital requirements are not significant and which are not consolidated in the Company's financial statements or statistical data.

         On January 30, 1995, the Company's wholly-owned subsidiary, e prime, was incorporated. e prime will offer energy related products and services to energy-using customers and to selected segments of the utility industry.

         Information regarding  industry segments  is  set forth  in Note  13.
   Segments  of Business in  Item 8.   FINANCIAL  STATEMENTS AND SUPPLEMENTARY
   DATA.

   Electric Operations

         In  the Company's IRP,  which was  approved by the CPUC  in 1994 (see

   "Regulation and Rates-State Regulation-IRP-Electric"), and its IRP Annual Progress Report filed with the CPUC in October 1994, the Company proposes to use the following resources to meet its net dependable system capacity:
   1)  the Company's  electric generating  stations (see Electric  Property in
   Item 2. PROPERTIES); 2) purchases from other utilities and from QFs and IPPFs; 3) demand-side options; and 4) new generation alternatives, including repowering Fort St. Vrain.

   Peak Load

         During 1995, net firm system peak demand for the Company and Cheyenne is estimated to be 4,112 Mw, assuming normal weather conditions. Net dependable system capacity is projected to be, after accounting for 53 Mw of demand-side options, 4,912 Mw (generating capacity of 3,186 Mw and firm purchases of 1,726 Mw) at the time of the anticipated 1995 system peak (summer season), resulting in a reserve margin of approximately 19%.

         The net firm system peak demand for the Company and Cheyenne for each of the last five years was as follows:



                                        1990   1991   1992   1993   1994

   Net Firm System Peak Demand* (Mw)   3,606  3,568  3,757  3,869  3,972

   ______________

   *     Excludes  station  housepower,  nonfirm  electric  furnace  load  and controlled interruptible loads (of which approximately 145 Mw, 162 Mw, 156 Mw, 164 Mw and 160 Mw in the years 1990-1994, respectively, was not interrupted at the time of the system peak).

         The net firm system peak demand for the Company and Cheyenne for the years 1991, 1992, 1993 and 1994 occurred in the summer. The net firm system peak demand for 1990 occurred in the winter. The net firm system peak demand for 1994, which occurred on August 26, 1994, was 3,972 Mw. At that time, the net dependable system capacity totaled 4,980 Mw (generating capacity of 3,186 Mw, together with firm purchases of 1,794 Mw), which represented a reserve margin of approximately 25%. Net dependable system capacity is the maximum net capacity available from both Company-owned generating units and purchase power contracts to meet the net firm system peak demand.

   Purchased Power

         The Company purchases capacity and energy from various regional utilities as well as QFs and an IPPF in order to meet the energy needs of its customers. Capacity, typically measured in Kws or Mws, is the measure of the rate at which a particular generating source produces electricity. Energy, typically measured in Kwhs or Mwhs, is a measure of the amount of electricity produced from a particular generating source over a period of time. Purchase power contracts typically provide for a charge for the capacity from a particular generating source, together with a charge for the associated energy actually purchased from such generating source. The Company and Cheyenne have contracted with the following sources for the firm purchase of capacity and energy at the time of the anticipated summer 1995 net firm system peak demand through the expiration of the contracts:

                                                                                Mw Contracted
                                                                            For at the Time of the
                                                    Generating               Summer 1995 Net Firm      Contract
     Company                                          Source                  System Peak Demand      Expiration

     Basin Electric Power Cooperative,          Laramie River Station
      Agreements 1 and 2 (a) (b)                Units 2 and 3                         175                   2016

     PacifiCorp (c)                             PacifiCorp System                     133                   1997

     PacifiCorp                                 PacifiCorp Resource                   176                   2022
                                                Pool

     Platte River Power Authority (a) (d)       Craig Units 1 and 2;                  224                   2004
                                                Rawhide Unit 1

     Tri-State                                                                        425                   (e)
      Agreements 1, 2, 3 and 4 (a) (e)          Laramie River Station
                                                Units 2 and 3;
                                                Craig Units 1, 2 and 3

      Agreement 5 (a) (e)                       Laramie River Station
                                                Units 2 and 3;
                                                Craig Units 1, 2 and 3;
                                                Nucla Units 1, 2, 3 and 4

     Various Owners (a)                         QFs & IPPF                            593                   Various dates

                                                                                    1,726
     ____________

     (a)  These contracts  are contingent  upon the availability  of the units listed as the  generating source.  These  contracts are take and  pay
         contracts.    Based  upon  the  terms  of  these  agreements,  if the
         capacity is available from these units,  the Company is obligated  to
         pay for capacity whether  or not it takes  any energy.   However, the
         Company  has  historically  met   the  minimum  energy   requirements
         associated  with these  agreements  and anticipates  doing so  in the future.  Additionally, if these  units are unavailable, the supplying company  has no  obligation to  furnish  capacity  or energy  and the capacity charge to the Company is reduced accordingly.

   (b)   The  Company has  entered  into  two agreements  with Basin  Electric
         Power Cooperative.   The first  agreement is for  100 Mw of  capacity
         through March  31, 2016.   The second agreement  is for  75 Mw summer
         season capacity  through  March 31,  2016  and  25 Mw  winter  season capacity through March 31, 2010.

   (c)   This contract  calls for  PacifiCorp to  sell to  Cheyenne the  total
         electric  capacity  and  energy  requirements  associated  with   the
         operation of Cheyenne's service area.

   (d) The amount of capacity to be made available for each summer and winter season is agreed upon prior to such season to the extent that Platte River Power Authority has excess capacity for such season.

   (e)   The  Company  has  entered   into  five  agreements  with  Tri-State.
         Agreements 1, 2,  4 and 5 are contracts  for 100 Mw  each of capacity and expire in 2001, 2017, 2018 and  2011, respectively.  Agreement  3 is  a contract  for 25  Mw of  summer season  capacity and  75 Mw  of winter season capacity and expires in  2016.  The capacity associated with Agreement  4 escalates to the  following amounts  in the future:
         1996 - 150 Mw,  1997 through  2000 - 200 Mw  and 2001 through 2018  -
         250 Mw; however,  either party may  elect to  reduce the Agreement  4 capacity by up to 50 Mw each year, except for 2001,  effective in the
         year  1999.   If the  full 50  Mw reduction  is taken each  year, the
         capacity associated with Agreement 4 would  be as follows from  1999:
         1999 - 150  Mw, 2000 -100 Mw, 2001  - 100 Mw, 2002  - 50 Mw  and 2003
         through 2018 - 0 Mw.

      See Note 8. Commitments and Contingencies-Purchase Requirements in  Item
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for information regarding the Company's financial commitments under these contracts. See Transmission and Distribution Property in Item 2. PROPERTIES for a discussion of the Company's interconnections with these sources.

      Based on present estimates, the Company and Cheyenne will purchase approximately 34% of the total electric system energy input for 1995, compared to approximately 37% in 1994. In addition, based on the capacity associated with the purchase power contracts described above, approximately 35% of the total net dependable system capacity for the summer 1995 net firm system peak demand for the Company and Cheyenne will be provided by purchased power, compared to approximately 36% in 1994. This decrease is due to the expiration of a short-term purchase contract with Public Service Company of New Mexico for 75 Mw. This capacity is no longer required due to the additional 340 Mw of capacity provided by new QFs in 1994.

      In accordance with the Public Utility Regulatory Policies Act of 1978 ("PURPA"), the Company is obligated to purchase at "avoided cost" capacity and energy from QFs. The Company has had tariffs in effect since 1984 for these purchases.

      In December 1987, the CPUC issued an order imposing a moratorium during which the Company was no longer required to continue to execute additional QF contracts due to the fact that excess generating capacity would be created if additional contracts were executed. Although a comprehensive QF bidding procedure was adopted in 1988 which allowed the Company to purchase the most competitively priced QF power, all of the QF capacity purchased by the Company, including approximately 37 Mw of additional capacity scheduled to come on line in the future, is being purchased under contracts entered into prior to the adoption of such procedure. Based on current CPUC criteria, QFs could provide up to 20% of the Company's net firm system peak load. In 1994, approximately 15% of the Company's summer net firm system peak demand was contracted to be provided by QFs.

      In addition to long-term and QF purchases, the Company also made short-term and non-firm purchases throughout the year to replace generation from Company owned units which were unavailable due to maintenance and unplanned outages, to provide the Company's reserve obligation to the Pool, to obtain energy at a lower cost than that which could be produced by higher-cost resource options, including Company owned generation and/or long-term purchase power contracts, and for various other operating requirements. Short-term and non-firm purchases accounted for approximately 3% of the Company's total energy requirement in 1994.

      Based on current projections, the Company expects that purchased capacity will continue to meet a significant portion of system requirements at least for the remainder of the 1990s.

      Purchases of capacity and energy do not have a significant effect on the earnings of the Company because the costs thereof, without mark-up, are billed to customers through base rates, the ECA and the QFCCA. The CPUC, however, has established a schedule for reviewing the ECA (see Note 8. Commitments and Contingencies-Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). Such purchases neither require the Company to make an investment nor afford the Company an opportunity to earn a return.

      The Company is a member of the Pool which is composed of members each of which owns and/or operates electric generation and/or transmission systems which are interconnected to one or more other member systems. The objective of the Pool is to provide capacity which is categorized as 1) immediately accessible; 2) accessible within ten minutes; and 3) accessible within twelve hours, as required. As a result of membership in the Pool, the Company can supply and protect its electric system with less aggregate operating reserve capacity than otherwise would be necessary; emergency conditions can be met with less likelihood of curtailment or impairment of electric service; and generation and transmission facilities and interconnections can be used more efficiently and economically.

Construction Program

      At December 31, 1994, the Company and its subsidiaries estimated the cost of their construction program, including AFDC, in 1995, 1996 and 1997 to be $323 million, $347 million and $316 million, respectively (see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS). Included in these estimated costs is $117 million associated with the conversion of Fort St. Vrain to a 471 Mw gas fired combined cycle steam plant. The total conversion project cost is approximately $231 million. A CPCN for the conversion of Fort St. Vrain was approved by the CPUC in July 1994 (see Note 2. Fort St. Vrain in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

Fort St. Vrain

      See Note 2. Fort St. Vrain in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Electric Fuel Supply

      The following table presents the delivered cost per million Btu of each category of fuel consumed by the system for electric generation of the Company and its utility subsidiaries during the years indicated, the percentage of total fuel requirements represented by each category of fuel and the weighted average cost of all fuels during such years:

                                                                             Weighted
                                                                              Average
                                             Coal*             Gas          All Fuels**
                                        ----------------------------------------------------------
                                         Cost $     %       Cost $     %     Cost $

         1994 . . . . . . . . . . .      1.038      99      2.069      1     1.053

         1993 . . . . . . . . . . .      1.078      98      2.319      2     1.097

         1992 . . . . . . . . . . .      1.091      99      2.065      1     1.105

         1991 . . . . . . . . . . .      1.176      98      1.991      2     1.198

         1990 . . . . . . . . . . .      1.145      98      2.101      2     1.165

         *      The average cost per ton of  coal, including freight, for  years
                1994 through 1990 shown above was $20.57, $21.03, $21.14, $22.40 and $21.44, respectively.

         **     Insignificant purchases of oil are included.

     Coal

         The Company's primary fuel for its steam electric generating stations is low-sulfur western coal. The Company's coal requirements are purchased primarily under seven long-term contracts with suppliers operating in Colorado and Wyoming, the largest of which is with Cyprus/Amax Coal Company, which operates the Belle Ayr and Eagle Butte Mines near Gillette, Wyoming and the Foidel Creek and Empire Energy mines in northwestern Colorado.

         Long-term contracts presently in existence provide for a substantial portion of future annual coal requirements for existing plants through 1997. Any shortfall will be provided by purchases on the spot market. During the year ended December 31, 1994, the Company's coal requirements for existing plants were approximately 8,502,170 tons, a substantial portion of which was supplied pursuant to long-term supply contracts. Coal supply inventories at December 31, 1994 were approximately 52 days usage, based on the average peak burn rate for all the Company's coal-fired plants.

         The following table is a synopsis of the basic supply provisions of the existing long-term contracts, which provide a minimum delivery of approximately 92 million tons of low-sulfur coal over their remaining life (see Note 8. Commitments and Contingencies-Purchase requirements in Item
   8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ).

                                                            Minimum              Maximum           Contract
                                                            delivery            delivery            maximum
                                                       per contract year    per contract year       sulfur
     Coal Supplier and Delivery Year                        in tons              in tons            content
     _______________________________                    ________________    ________________       ________
     Amax (1)
       1988 through Pawnee  2 completion . . . . . . .   3,960,000                 (2)                0.50%
       Pawnee 2 completion through 2013  . . . . . . .   3,600,000                 (3)                0.50%

     Colowyo Coal Company
       1992 through 2017 . . . . . . . . . . . . . . .      79,429  (4)         79,429                0.70%

     Cyprus Coal Company
       1988 through 1997 . . . . . . . . . . . . . . .   1,700,000           1,900,000                0.60%

     Mountain Coal Company
       1993 through 2000 . . . . . . . . . . . . . . .     600,000  (5)        800,000                0.67%

     Powderhorn Coal Company
       1992 through 1996 . . . . . . . . . . . . . . .     175,500             214,500                0.69%

     Seneca Coals, Ltd (6)
       1992 through 2004 . . . . . . . . . . . . . . .     439,800                 (7)                1.00%

     Trapper Mining, Inc
       1992 through 2014 . . . . . . . . . . . . . . .     189,108  (8)        189,108                 (9)
     ___________________

     (1)     The contract  term is completed  upon delivery of  144,843,970 tons regardless  of the  year in which  delivery is completed.  From January 1, 1976 through December 31, 1994, 70,661,607 tons have been delivered.
     (2)     Coal requirements of Comanche and Pawnee.
     (3)     Coal requirements of Pawnee and Pawnee 2.
     (4)     The contract minimum  quantity varies by year  during the agreement  from 79,429 tons in  1994 to 124,810 tons  in
             2017.
     (5)     The contract term is completed on  December 31, 2000 or upon delivery of 3,200,000 tons.  As of December 31, 1994,
             971,426 tons have been delivered.
     (6)     The contract term is completed  upon total delivery of 31,250,000 tons  to Hayden from and after January  1, 1983.
             As of December  31, 1994, 17,311,889 tons have been  delivered.  Delivery is expected to be  completed in the year
             2004.
     (7)     Coal requirements of Hayden.
     (8)     The contract minimum quantity  varies by year during  the agreement from 189,108 tons  in 1994 to 140,621  tons in
             2014.
     (9)     Not specified in the contract.

Each coal contract contains adjustment clauses which permit periodic price increases or decreases. See Note 8. Commitments and Contingencies-Purchase requirements in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for information regarding the Company's financial commitments under these contracts as well as coal transportation contracts.

Natural Gas and Fuel Oil

      The Company uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers. Natural gas used in steam heat production facilities and as boiler fuel in the Company's Denver area generating stations and Comanche is purchased primarily from North American Resources Co. pursuant to a Gas Sales Agreement that went into effect for a 12-month period beginning October 1, 1994. The agreement with North American Resources Co. provides for firm supplies ranging from 10,000 MMbtu per day (during the seven month summer season) to 20,000 MMbtu per day (during the five month heating season), with varying daily purchase obligations by the Company. Requirements above these levels are secured by purchasing competitively priced gas from other suppliers on an as-needed basis. Natural gas supplies for the Valmont and Ft. Lupton power plants are purchased from various suppliers on an as-needed basis.

Natural Gas Operations

      During the period 1990-1994, the PSCo Gas Companies experienced growth in the number of commercial and residential customers ranging from 1.3% to 2.8% annually. Since 1990, commercial and residential gas volumes sold have averaged 150.6 Bcf annually, while industrial volumes sold have declined from
3.6 Bcf in 1990 to 0.1 Bcf in 1994. The growth of commercial and residential sales has been moderate due primarily to economic conditions in Colorado and Wyoming. Industrial sales have declined primarily because a majority of industrial customers have switched to purchasing gas directly from suppliers. In most cases, the PSCo Gas Companies transport gas from the suppliers to such industrial customers through the PSCo Gas Companies' transmission and distribution facilities. Fees for this transportation service, which are paid by these industrial customers, substantially offset the effect on net income of the revenue loss from decreased sales of gas to these industrial customers. During 1994, transportation services of the PSCo Gas Companies generated revenues of $23.5 million compared to $23.2 million in 1993 and $20.6 million in 1992.

Gas Supply

      The PSCo Gas Companies have attempted to maintain low cost, reliable gas supplies by optimizing the balance between long- and short-term gas purchase contracts. During 1994, the PSCo Gas Companies purchased 132.6 Bcf (at 14.65 pounds per square inch) from 87 suppliers, including the following major suppliers: Interstate (44.7 Bcf); Associated Natural Gas, Inc. (8.9 Bcf); KN Energy and affiliates (7.2 Bcf); and Western Gas Resources, Inc. (5.2 Bcf). In 1994, the average delivered cost per Mcf for the PSCo Gas Companies was $2.86 compared to $2.82 per Mcf in 1993 and $2.72 per Mcf in 1992.

      As indicated above, Interstate was the primary supplier to the PSCo Gas Companies in 1994. During 1993, the PSCo Gas Companies entered into two non-regulated supply agreements, as allowed under FERC Order 636. Under the agreement with Interstate, which covers the period from October 1, 1993 through September 30, 1996, the annual quantities to be purchased declined from 44 Bcf in the first year to 33 Bcf in the second year and will decline to 22 Bcf in the third year. Under the agreement with KN Gas Supply Services, Inc., which covers the period from September 1, 1993 through August 31, 1996, the annual quantities to be purchased are fixed at 4 Bcf.

      This continued purchase of gas quantities from Interstate and KN Gas Supply Services, Inc. will eliminate any Gas Supply Realignment costs otherwise applicable under FERC Order 636. See Note 8. Commitments and Contingencies-Purchase requirements in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for information regarding the Company's financial commitments under these contracts.

Young Storage

      Young Storage, a partnership among Young Gas Storage Company and CIG Gas Storage Company, each 47.5% general partners, and The City of Colorado Springs Department of Public Utilities ("Colorado Springs"), a limited partner, is converting a depleted natural gas field into an underground natural gas storage facility at a cost of approximately $45 million. The facility, when fully developed by 1998, will have a maximum working gas capacity of 5.3 Bcf and a maximum daily deliverability of 200,000 Mcf. Commercial operations are expected to begin by mid-1995. On September 13, 1993, the Company signed a thirty year contract with Young Storage for natural gas storage services with a maximum available capacity of 4.77 Bcf and a maximum daily injection/withdrawal capacity of 180,000 Mcf per day. The remainder of the storage capacity has been contracted by Colorado Springs. Young Storage will be subject to FERC regulation.

      In December 1994, the Board of Directors of the Company approved exercising the option to acquire Young Gas Storage Company's 47.5% general partnership interest in Young Storage pursuant to the Company's Option For Purchase and Sale of the Young Gas Storage Company dated August 31, 1993. The Company expects to exercise this option during the first quarter of 1995 resulting in an investment of approximately $6.5 million.

WGI

      WGI is engaged in transporting gas to Cheyenne, Wyoming via a thirteen mile connecting pipeline between Chalk Bluffs, Colorado and Cheyenne, Wyoming. Gas transportation volumes were approximately 1.7 Bcf for 1994.

WGT

      WGT holds a one-third interest ($3.4 million) in the TransColorado Project. The TransColorado Project is a partnership of WGT and subsidiaries of KN Energy and Questar Pipeline Company for developing a pipeline to transport natural gas out of western Colorado and the Rocky Mountain Region into major western and midwestern markets. The TransColorado Project has been designed and engineered for a 300 mile pipeline capable of transporting 300 MMcf per day. The partnership is currently marketing the transportation service to producers in western Colorado and to marketers and local distribution companies in an effort to gain firm contracts to support the project. FERC approval was received in October 1994. Construction of the pipeline is scheduled to begin during 1996, depending upon the success of the marketing efforts. The Company is currently evaluating the possible divestiture of its interest in WGT.

WGG

      WGG owned and operated natural gas gathering and processing facilities in Southern Colorado. On August 30, 1994, the Company sold all of its outstanding common stock of WGG (see Note 3. Divestiture of Nonutility Assets in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

Fuelco

      Fuelco has been engaged principally in the exploration for, and the development and production of, natural gas and crude oil. Fuelco also marketed and brokered natural gas to re-marketers and directly to end users. As part of the Company's strategy to focus its efforts on its core electric and gas businesses, during 1994 and 1993, the Company disposed of certain assets related to the Company's investment in Fuelco and its wholly-owned subsidiary, Synhytech. The Company is re-evaluating its alternatives related to the disposition of the remaining assets (see Note 3. Divestiture of Nonutility Assets in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

Regulation and Rates

      The Company is subject to the jurisdiction of the CPUC with respect to its facilities, rates, accounts, services and issuance of securities. Cheyenne is subject to the jurisdiction of the WPSC. The Company is subject to the jurisdiction of the DOE through the FERC with respect to its wholesale electric operations and accounting practices and policies. The Company is also subject to the jurisdiction of the NRC with respect to the decommissioning of Fort St. Vrain. Although the Company is a "holding company" under the PUHCA, it has filed an annual exemption statement pursuant to Rule 2 of the SEC under that Act and is, therefore, exempt from all of the provisions of such Act and the Rules thereunder, except Section 9(a)(2) thereof. Such exemption is subject to termination under Rule 6 of PUHCA. The Company holds a FERC certificate which allows it to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act, the Natural Gas Policy Act of 1978 and FERC Order Nos. 436 and 500 without the Company becoming subject to full FERC jurisdiction. WGI holds a FERC certificate which allows it to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act. WGI is subject to FERC jurisdiction.

State Regulation

CPUC

      The CPUC consists of three full-time members appointed by the Governor and approved by the Colorado Senate. Only two members may be from the same political party.

Electric and Gas Adjustment Clauses

      The Company's ECA mechanism was revised and a new QFCCA mechanism was implemented on December 1, 1993, along with the base rate changes resulting from the 1993 rate case (see "1993 Rate Case"). Under the revised ECA, fuel used for generation and purchased energy costs from utilities, QFs and IPPFs (excluding all purchased capacity costs) to serve retail customers, are recoverable. Purchased capacity costs are recovered as a component of base rates, except as described below. The ECA rate is revised annually on October 1 and whenever total costs recoverable through the ECA change by $0.001 per kilowatt hour or more. Recovered energy costs are compared with actual costs on a monthly basis and differences, including interest, are deferred. The balance in the deferred account on June 30 of each year (including interest if the balance is negative) is reflected in the ECA over a 12 month period commencing October 1 of such year. Under the QFCCA, all purchased capacity costs from new QF projects, not otherwise reflected in base rates, are recoverable similar to the ECA. While the CPUC approved the QFCCA, recovery of such costs may be subject to an earnings test, which has not yet been defined by the CPUC. The OCC has proposed an annual earnings test that may result in a reduction of QFCCA recoveries to the extent the Company's earnings are in excess of its 11% authorized rate of return on regulated common equity granted in the 1993 rate case. Hearings regarding this matter are scheduled for April 1995.

      The Company, through its GCA, is allowed to recover the difference between its actual costs of purchased gas and the amount of these costs recovered under its base rates. The GCA rate is revised annually on October 1 and as needed, to coincide with supplier rate changes. Purchased gas costs and revenues received to recover such gas costs are compared on a monthly basis and differences, including interest, are deferred. The balance in the deferred account on June 30 of each year (including interest if the balance is negative) is reflected in the GCA over a 12 month period commencing October 1 of such year.

      The Company and Cheyenne are required to file applications with their respective state regulatory commissions for approval of adjustment mechanisms in advance of the proposed effective date. The applications must be acted upon before becoming effective. In addition, the CPUC holds hearings to review the Company's adjustments made during preceding time periods, and the Company is required to file quarterly reports on matters relevant to the adjustments.

      The CPUC held a prehearing conference on May 24, 1994 for the purpose of establishing a schedule for reviewing the justness and reasonableness of GCA and ECA mechanisms used by gas and electric utilities within its jurisdiction resulting in the opening of an investigatory docket. Open hearings were held in December 1994. The OCC and the CPUC staff are recommending the elimination of these cost adjustment mechanisms. The Company is in opposition to the elimination of these cost adjustment mechanisms and has filed initial comments, as well as responded to the comments filed by the other parties. On February 6-7, 1995, as part of an open hearing, the CPUC determined that proceeding with a generic ECA rulemaking docket was not appropriate. However, the Company is required to make an individual filing with the CPUC related to its ECA by September 1, 1995 to assess whether the ECA should be maintained in its present form, altered or eliminated. Additionally, the CPUC preliminarily determined that the GCA will continue under current practices. The CPUC staff will hold informal roundtable discussions for the purpose of clarifying the review procedures for the GCA.

Incentive Regulation and Demand Side Management

      The Company, in collaborative process with public interest groups, consumers and industry, has developed DSM programs (programs designed to reduce peak electricity demand, shift on-peak demand to off-peak hours and provide for more efficient operation of the electric generation system), including incentive and cost recovery mechanisms. On May 5, 1993, the CPUC approved the programs along with a schedule to be implemented over a three-year period. Effective July 1, 1993, the Company placed into effect a DSMCA clause which permits it to recover deferred DSM costs over seven years while non-labor incremental expenses, carrying costs associated with deferred DSM costs and certain incentives associated with the approved DSM programs are recovered on an annual basis.

      Under a separate CPUC order issued in December 1992, the Company has implemented a Low-Income Energy Assistance Program. The costs of this energy conservation and weatherization program for low-income customers are recoverable through the DSMCA.

      In addition, on June 8, 1994, the CPUC approved the recovery of certain "energy efficiency credits" from retail jurisdiction customers through the DSMCA (see Note 8. Commitments and Contingencies - Regulatory Matters in Item
8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

      The CPUC has opened a separate docket to investigate issues relating to the adoption and implementation of incentive regulation, which includes the concept of decoupling the Company's earnings from sales, and additional DSM incentives. On February 10, 1994, the parties to this docket filed a unanimous stipulation and settlement agreement with the CPUC. Provisions of the stipulation include, among other things, retaining the cost recovery component of the DSMCA through December 31, 1998, modifying slightly the DSM incentive mechanism for 1994 and 1995 and forming a technical working group to study and analyze various alternative annual revenue reconciliation mechanisms and incentive mechanisms for 1996 through 1998, which would replace existing DSM incentives until another mechanism or regulatory approach is approved by the CPUC. The stipulation agreement, which includes a procedural schedule to review the results of all studies and simulations over the next year, was approved by the CPUC on June 16, 1994. The technical working group will present to the CPUC a detailed analysis demonstrating the effect of the various proposed mechanisms by the end of the first quarter of 1995.

1993 Rate Case

      On November 26, 1993, the CPUC issued its final written decision regarding the Company's 1993 rate case, authorizing the Company to earn a return on regulated common equity of 11% and an annual rate of return on regulated rate base of 9.4%, lowering the Company's annual base rate revenue requirement by approximately $5.2 million (a $13.1 million electric revenue decrease partially offset by a $7.1 million gas revenue increase and a $0.8 million steam revenue increase). The new rates became effective December 1, 1993. As part of the final decision, the CPUC adopted the following significant positions:

      . the rejection of the Company's proposed use of a fully forecasted test year in the establishment of revenue requirements in favor of an historical test year ended September 30, 1992,

      .     the adoption of full income tax normalization with a 13-year
            amortization   of   prior  flow-through   amounts  currently
            reflected as a regulatory asset on the balance sheet, and

      . continued inclusion in rate base of the Pawnee 2 engineering costs ($18 million) and the investment in Southeast Water Rights ($28 million), but with an allowed rate of return on such assets based on the Company's weighted cost of debt and preferred stock.

      The OCC filed in Denver District Court an appeal of the CPUC's decision. The OCC has claimed that accounting related to a specific income tax issue results in the overcollection of costs from ratepayers. The Company is in opposition to the appeal. The Company believes that the resolution of this appeal will not have a material effect on its financial position or results of operations.

      On August 1, 1994, the Company filed its Phase II testimony. The Phase II proceedings will address cost allocation issues and specific rate changes for the various customer classes based on the results of the Phase I hearings and decision that became effective December 1, 1993. A final CPUC decision on the Phase II proceedings is expected in late 1995.

IRP - Electric

      On October 1, 1993, the Company filed its first IRP pursuant to the Electric Integrated Resource Planning Rules of the CPUC. The Company's IRP describes the mix of resources to be utilized and/or acquired by the Company for the following three years, including the repowering of Fort St. Vrain as a gas fired combined cycle steam plant (see Note 2. Fort St. Vrain in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). In addition, certain DSM measures have been identified and described which are intended to reduce the amount of additional capacity required to be supplied by the Company in the future. Hearings regarding the Company's and other electric utilities' specific IRPs were held before the CPUC in April 1994 and an interim order approving the Company's IRP was issued on June 10, 1994. The final order has not yet been received; however, no changes are expected to result from the final order. The Company's next IRP is scheduled to be filed with the CPUC on or about July 1, 1996.

IRP - Gas

      In December 1992, the CPUC established a separate docket to consider the need for a gas IRP. The CPUC has held several pre-hearing conferences and has determined to conduct roundtable discussions to explore the impacts of the EPAct and the mandates in the EPAct regarding the consideration by state regulatory agencies of the adoption of standards for gas integrated resource planning and conservation incentives, as well as the impact on small businesses of adopting these standards. These proceedings have been completed and the CPUC determined there was no need to establish a gas IRP in Colorado.

WPSC

      On July 31, 1992, Cheyenne filed a rate case application with the WPSC. On December 17, 1992, the WPSC issued an order approving a Settlement Agreement reached between Cheyenne and the Consumer Representative Staff of the WPSC. The Settlement Agreement provided for a return on equity of 11.66% which, in addition to new rates, became effective January 1, 1993.

      In  June 1993,  Cheyenne  filed  gas and  electric  IRPs  with the  WPSC
pursuant to  the Settlement  Agreement.   The WPSC has  not formally  acted on
these filings.

      The WPSC has approved adjustment mechanisms for Cheyenne which are similar to the Company's ECA and GCA.

Environmental Matters

      See Note 8.   Commitments  and Contingencies -  Environmental Issues  in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for a discussion of the impact on the Company of environmental site clean-up, the Clean Air Act Amendments of 1990 and other environmental matters not discussed below.

      For the years 1995, 1996 and 1997, the estimated expenditures for environmental control facilities are $11.3 million, $18.2 million and $26.9 million, respectively. These figures include estimated expenditures to install SO2 and NOx reduction equipment for the years 1995, 1996 and 1997 of $4.7 million, $14.1 million and $20.3 million, respectively.

      The Metro Denver Brown Cloud II Study, designed to investigate the formation of secondary particulates in the Denver metropolitan area, began in July 1990 and the results were released in December 1993. The study was inconclusive and did not offer any policy recommendations. As a result, the study will not impact the Company's current programs to reduce SO2 and NOx emissions. However, the Metro area brown cloud continues to be of concern, which may require the Company to participate in a Metro Area Brown Cloud III Study.

      The Company continues to research and implement various SO2 and NOx emissions reduction projects, including two CCT3 projects. The CCT3 projects are part of a larger DOE Clean Coal Program, which co-funds developing technologies aimed at more efficient and environmentally acceptable methods of burning coal. Research and implementation continues on the two CCT3 projects, which involve Arapahoe Unit 4 and Cherokee Unit 3. Testing is expected to be completed at both units in late 1995.

      The Mount Zirkel Wilderness Area Reasonable Attribution Study, which is designed to ascertain the contribution of various emission sources to visibility impairment in the Mount Zirkel Wilderness Area began in 1994. The Company is a participant in the Hayden and Craig generating stations, in the nearby Yampa Valley. Depending upon the outcome of the study, the participants may need to install emissions control equipment. However, the type and extent of equipment necessary will not be determined until after the conclusion of the study.

      Installation of a fabric filter dust collector at Pawnee, which was accelerated as a result of a Consent Decree between the Company, the DOJ, the EPA and the State of Colorado, was completed in December 1994. The cost of installing this equipment was approximately $41.6 million.

      Pursuant to the requirements of the Federal Clean Water Act, as amended, and the Colorado Water Quality Control Act and regulations issued thereunder, the Company receives NPDES permits to discharge effluents into various streams and waters of the State of Colorado for each of its generating stations. These permits, which have a five-year life, are issued by the CWQCD, but are subject to review by the EPA. The Company believes it is presently in compliance with such discharge permits.

      Renewed wastewater discharge permits have been issued for: 1) Fort St. Vrain, effective April 1, 1993; 2) Cherokee, effective July 1, 1994; 3) Zuni, effective August 1, 1993; 4) Hayden, effective August 1, 1994; 5) Valmont, effective October 1, 1994; 6) Arapahoe, effective December 1, 1994 and 7) Cameo, effective December 1, 1994. A permit renewal application was submitted for the Comanche generating station prior to the expiration of its existing permit. All discharge permits that are not renewed by the CWQCD prior to their expiration date automatically receive an administrative extension pending the issuance of a final permit.

      Environmental regulations at the Federal, state and local levels, including the Clean Air Act Amendments of 1990, some of which are discussed in
Note 8. Commitments and Contingencies - Environmental Issues in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, are expected to have a continuing impact on the Company's operations. The Company continues to strive to achieve compliance with all environmental regulations currently applicable to its operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations or, generally, what effect future laws or regulations may have upon the Company's operations.

Competition

Industry Outlook

      During 1994, unprecedented change occurred in the electric utility industry nationwide, furthering the development of a competitive environment. In general, the economics of the electric generation business have fundamentally changed with open transmission access and the increased availability of electric supply alternatives. Such alternatives will ultimately serve to lower customer prices, particularly in areas where only higher cost energy is currently provided. Customer demands for lower prices and supplier choices, coupled with the availability of alternative supplies (IPPFs, QFs, EWGs and power marketers), have created significant pressure for open access to the utility transmission grid and the creation of a commodity market for bulk electric supply. The EPAct directly addressed this issue by giving FERC the authority to require utilities to provide non-discriminatory open access to the transmission grid for purposes of providing wholesale customers with direct access. Additionally, an increasing number of states have recently begun to evaluate or pursue regulatory reform in an effort to proactively respond to this changing business environment and address the issue of retail wheeling.

      The presence of competition and the associated pressure on prices may ultimately lead to the unbundling of products and services similar to what has evolved in the natural gas industry. The concept of a vertically integrated utility, coupled with current regulatory practices, remain increasingly incongruent with the economic forces shaping the industry. Today's market view of the future envisions an unbundled electric utility industry consisting of at least four major business segments: energy supply, transmission, distribution and energy services- each having a different driving force.

State Regulatory Environment

      Colorado law permits the CPUC to authorize rates negotiated with individual electric and gas customers which have threatened to discontinue using the services of the Company, so long as the CPUC finds that such authorization 1) in the case of electric rates, will not affect adversely the Company's remaining customers and 2) in the case of gas rates, will not affect the Company's remaining customers as adversely as would the alternative. In response to the increasingly competitive operating environment for utilities, the regulatory climate also is changing. Currently, the Company is participating in several CPUC dockets that address this change, and it is in the process of investigating various incentive/performance-based alternative forms of regulation. However, the Company believes it will continue to be subject to rate regulation that will allow for the recovery of all of its deferred costs (see Note 1. Summary of Significant Accounting Policies - Business and Regulation - Regulatory Assets and Liabilities and Note 8. Commitments and Contingencies - Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

Electric

      The wholesale electric business faces increasing competition in the supply of bulk power due to provisions of the EPAct and Federal and state initiatives with respect to providing open access to utility transmission systems. The Company does not anticipate that these provisions will have a material impact on its operations in the near-term. For 1994, the Company's wholesale revenues totaled approximately 9% of total electric revenues. A substantial portion of these revenues related to firm sales contracts, which are expected to continue at current levels for a minimum of 8 years. In addition, since 1992, the Company has had a FERC-approved transmission tariff, which provides for open access, with certain limitations. During 1994, the Company was notified by one wholesale customer of its intent to reduce future firm and peaking power purchases in accordance with current contractual arrangements. This customer is seeking a CPCN to construct its own generation facilities to serve its customers' needs. The Company has proposed alternative power supply arrangements for such customer's consideration.

      Today, the retail electric business faces increasing competition from industrial and large commercial customers who have the ability to own or operate facilities to generate their own electric energy requirements. In addition, customers may have the option of substituting fuels, such as natural gas for heating, cooling and manufacturing purposes rather than electric energy, or of relocating their facilities to a lower cost environment. While the Company faces these challenges, it believes its rates are competitive with currently available alternatives. The Company is taking actions to lower operating costs and is working with its customers to analyze the feasibility of various options, including energy efficiency, load management and co-generation in order to better position the Company to more effectively operate in a competitive environment.

Natural Gas

      Historically, gas utilities have competed with suppliers of electricity and fuel oil, as well as, to a lesser extent, propane, for sales of gas to customers for heating and/or cooling purposes. In the 1980s, industrial and large commercial customers began to "by-pass" the local gas utility through the construction of interconnections directly with, and the purchase of gas directly from, interstate pipelines, thereby avoiding the additional charges added by the local gas utility. In addition, industrial and commercial customers sought to purchase less expensive supplies of natural gas directly from producers, marketers and brokers. The Company has been actively involved for several years in providing transportation services for those industrial and large commercial customers who chose to purchase gas directly from suppliers. In addition, the Company has provided flexible transportation rates for several years. The per-unit fee charged for transportation services, while significantly less than the per-unit fee charged for the sale of gas to a similar customer, provides an operating margin approximately equivalent to the margin earned on gas sold. Therefore, increases in such activities will not have as great an impact on gas revenues as increases in deliveries from the sale of gas, but will have a positive impact on operating margin.

Franchises

      The Company and its subsidiaries held nonexclusive franchises to provide electric or gas service or both services in 119 incorporated cities and towns at December 31, 1994. These franchises consist of 69 combined gas and electric service franchises, 28 electric service franchises and 22 gas service franchises. The Company is currently providing gas and electric service to one previously franchised municipality while a new franchise is being negotiated. The Company's franchise with the City of Denver will expire in 2006. The Company and its subsidiaries supply electric or gas service or both services in about 114 unincorporated communities in which franchises are not required.

Employees

      The number of employees of the Company and its subsidiaries decreased from 6,507 at December 31, 1993 to 5,160 at December 31, 1994. The number of employees covered by collective bargaining agreements at December 31, 1994 was 2,449. The decrease in the number of employees is primarily due to an early retirement/severance package offered by the Company in 1994 and to an involuntary severance program implemented as part of the Company's restructuring activities in 1994. Effective February 13, 1995, approximately 390 positions were outsourced as part of a ten-year agreement with ISSC to manage most of the Company's information technology systems and network infrastructure.

Research and Development

      The Company and its utility subsidiaries spent approximately $3.8 million in 1994, $4.3 million in 1993 and $4.8 million in 1992 on research and development. The major portion of those expenditures went to utility associations which engage in research projects to benefit the electric and gas industries as a whole. The balance of the expenditures went for smaller internal and external projects dealing with such areas as pollution control and alternative fuels research.

                                             Consolidated Electric Operating Statistics

                                                                                  Year Ended December 31,
                                                                1994          1993         1992         1991         1990
     Energy Generated, Received, & Sold (Thousands of Kwh):
     Net Generated:
        Steam, Fossil  . . . . . . . . . . . . .             15,949,980   15,470,247   14,972,688   13,164,941    13,103,990
        Combustion Turbine . . . . . . . . . . .                 41,705       39,228       47,194        7,643         5,440
        Pumped Storage . . . . . . . . . . . . .                126,721      118,593       79,609       68,988        77,309
        Hydro  . . . . . . . . . . . . . . . . .                176,264      198,272      175,010      147,686       141,663

           Total Net Generation  . . . . . . . .             16,294,670   15,826,340   15,274,501   13,389,258    13,328,402
        Energy Used for Pumping  . . . . . . . .                201,744      185,850      126,266      111,008       124,648

           Total Net System Input  . . . . . . .             16,092,926   15,640,490   15,148,235   13,278,250    13,203,754
       Purchased Power and Net Interchange . . .              9,653,067    9,631,982    8,663,339    8,738,907     8,416,081

           Total System Input  . . . . . . . . .             25,745,993   25,272,472   23,811,574   22,017,157    21,619,835
        Used by Company  . . . . . . . . . . . .                 66,348       60,396       64,125       71,506        69,461
        Other(1) . . . . . . . . . . . . . . . .              1,670,591    2,001,832    1,932,333    1,493,291     1,401,956
           Total Energy Sold . . . . . . . . . .             24,009,054   23,210,244   21,815,116   20,452,360    20,148,418

     Electric Sales (Thousands of Kwh)(2):
        Residential  . . . . . . . . . . . . . .              6,119,914    5,969,529    5,747,048    5,699,374     5,552,879
        Commercial . . . . . . . . . . . . . . .              8,931,962   10,797,272   10,350,155   10,307,829    10,175,316
        Industrial . . . . . . . . . . . . . . .              5,726,837    3,289,501    3,375,638    3,334,405     3,382,450
        Public Authorities . . . . . . . . . . .                187,939      186,397      187,500      184,315       185,813
        Other Utilities(3) . . . . . . . . . . .              3,042,402    2,967,545    2,154,775      926,437       851,960
           Total Energy Sold . . . . . . . . . .             24,009,054   23,210,244   21,815,116   20,452,360    20,148,418

     Number of Customers at End of Period(2):
        Residential  . . . . . . . . . . . . . .                913,582      898,752      894,217      880,676       871,455
        Commercial . . . . . . . . . . . . . . .                120,886      120,317      120,198      119,118       118,332
        Industrial . . . . . . . . . . . . . . .                    384          157          194          179           164
        Public Authorities . . . . . . . . . . .                 77,842       76,476          647          660           653
        Other Utilities(3) . . . . . . . . . . .                     18           20           34           29            29
            Total Customers  . . . . . . . . . .              1,112,712    1,095,722    1,015,290    1,000,662       990,633

     Electric Revenues (Thousands of Dollars)(2):
        Residential  . . . . . . . . . . . . . .             $  453,614   $  433,521   $  413,655   $  403,095   $   389,935
        Commercial . . . . . . . . . . . . . . .                519,340      602,187      572,780      568,588       553,429
        Industrial . . . . . . . . . . . . . . .                252,552      142,146      148,951      147,997       146,114
        Public Authorities . . . . . . . . . . .                 21,950       20,828       20,221       19,256        19,185
        Other Utilities (3)  . . . . . . . . . .                120,238      116,937       80,290       35,480        32,323
        Other Electric Revenues  . . . . . . . .                 32,142       21,434       24,872        6,085         4,929
           Total Electric Revenues . . . . . . .             $1,399,836   $1,337,053   $1,260,769   $1,180,501   $ 1,145,915

     Average Annual Kwh Sales per Residential Customer            6,770        6,717        6,533        6,563         6,445
     Average Annual Revenue per Residential Customer            $501.82      $487.81      $470.26      $464.17       $452.59
     Average Residential Revenue per Kwh . . . .                  .0741        .0726        .0720        .0707         .0702
     Average Commercial Revenue per Kwh  . . . .                  .0581        .0558        .0553        .0552         .0544
     Average Industrial Revenue per Kwh  . . . .                  .0441        .0432        .0441        .0444         .0432
     Average Other Utilities Revenue per Kwh . .                  .0395        .0394        .0373        .0383         .0379
     _________________________

     (1)     Primarily includes net distribution and transmission line losses.
     (2)     Comparison  of energy sales,  customers and electric  revenues to prior  periods is impacted  by:  1)  a change in criteria for counting  customers resulting from  the implementation of  a new  customer information system  during

             1993, and 2)  effective January  1, 1994,  a reclassification  to include  large commercial  customers (>1,000  Kw demand) within the industrial category, to be consistent with recommended utility industry guidelines.
     (3)     Includes  sales to  four  additional  wholesale  customers,  resulting from  the  April  1992  Colorado-Ute  asset acquisition.

                                                Consolidated Gas Operating Statistics

                                                                                  Year Ended December 31,
                                                                1994          1993         1992         1991         1990

     Natural Gas Purchased and Sold (Thousands of Mcf)(1):
        Purchased from Interstate  . . . . . . .                 53,337       64,494       69,309       68,398        66,739
        Purchased from Others  . . . . . . . . .                104,102      103,609       92,302       96,358        93,180

            Total Purchased  . . . . . . . . . .                157,439      168,103      161,611      164,756       159,919
        Company Use  . . . . . . . . . . . . . .                  2,817        2,750        3,041        2,262         1,830
        Other(2) . . . . . . . . . . . . . . . .                  4,515       (2,111)       7,070        2,628         4,706
            Total Gas Sold . . . . . . . . . . .                150,107      167,464      151,500      159,866       153,383

     Gas Deliveries (Thousands of Mcf)(1):
        Residential  . . . . . . . . . . . . . .                 92,036       98,350       87,560       91,807        86,622
        Commercial . . . . . . . . . . . . . . .                 57,366       62,193       57,321       61,266        58,722
        Industrial . . . . . . . . . . . . . . .                    118        1,097        1,772        2,468         3,604
        Public Authorities . . . . . . . . . . .                      -           88          141          134           130
        Other Utilities  . . . . . . . . . . . .                    587        5,736        4,706        4,191         4,305

            Total Gas Sold . . . . . . . . . . .                150,107      167,464      151,500      159,866       153,383
        Transported Gas  . . . . . . . . . . . .                 78,194       71,922       60,404       54,214        46,374
        Gathered and Processed Gas . . . . . . .                 29,889       42,010       33,052       18,622        11,170
            Total Deliveries . . . . . . . . . .                258,190      281,396      244,956      232,702       210,927

     Number of Customers at End of Period:
        Residential  . . . . . . . . . . . . . .                845,464      820,521      808,722      792,646       780,157
        Commercial . . . . . . . . . . . . . . .                 87,077       86,202       85,954       85,317        84,672
        Industrial . . . . . . . . . . . . . . .                     26           25          237          331           327
        Public Authorities . . . . . . . . . . .                      -            -            1            1             1
        Other Utilities  . . . . . . . . . . . .                      8            8            8            9             9
            Total  . . . . . . . . . . . . . . .                932,575      906,756      894,922      878,304       865,166
        Transported Gas and Other  . . . . . . .                    786          619          416          275           233
            Total Customers  . . . . . . . . . .                933,361      907,375      895,338      878,579       865,399

     Gas Revenues (Thousands of Dollars):
        Residential  . . . . . . . . . . . . . .             $  375,406   $  366,445   $  329,406   $  343,692   $   327,403
        Commercial . . . . . . . . . . . . . . .                202,873      201,693      185,851      198,160       190,409
        Industrial . . . . . . . . . . . . . . .                    438        2,887        5,213        7,765        11,166
        Public Authorities . . . . . . . . . . .                      -          240          302          371           345
        Other Utilities  . . . . . . . . . . . .                  7,319       13,966       10,099        9,198        10,003
        Transported Gas  . . . . . . . . . . . .                 23,495       23,176       20,638       18,966        16,981
        Gathered and Processed Gas . . . . . . .                  8,335       10,575        8,023        5,465         2,829
        Other Gas Revenues . . . . . . . . . . .                  7,056        9,342        9,354        3,992         2,576
            Total Gas Revenues . . . . . . . . .             $  624,922   $  628,324   $  568,886   $  587,609   $   561,712

     Average Annual Mcf Sales per Residential Customer           110.59       120.85        109.5        116.8         112.0
     Average Annual Revenue per Residential Customer            $451.09      $450.29      $411.94      $437.40       $419.66
     Average Residential Revenue per Mcf . . . .                 $4.079       $3.726       $3.762       $3.744        $3.780
     Average Commercial Revenue per Mcf  . . . .                 $3.536       $3.243       $3.242       $3.234        $3.243
     Average Industrial Revenue per Mcf  . . . .                 $3.716       $2.631       $2.942       $3.146        $3.098
     Average Transport Gas Revenue per Mcf . . .                 $0.300       $0.322       $0.342       $0.350        $0.366
     _________________________

     (1)     Volumes are reported at local pressure base.
     (2)     Primarily includes distribution and transmission line losses and net changes to gas in storage.


                            Electric Transmission Map

         This page is a map of Colorado showing the Company's electric transmission interconnected system.

   Item 2.  Properties

   Electric Property

         The electric generating stations of the Company and its subsidiaries expected to be available at the time of the anticipated 1995 net firm system peak demand during the summer season are as follows:


                                                                                 Net Dependable
                                                                                    Capacity
                                                                  Installed           (Mw)
                                                                    Gross          at Time of       Major
                        Name of Station                            Capacity   1995 Net Firm System  Fuel
                         and Location                                (Mw)         Peak Demand*     Source
                       ________________                          ___________      ___________    __________
     Steam:
          Arapahoe-Denver  . . . . . . . . . . . . . .             262.00           246.00          Coal
          Cameo-near Grand Junction  . . . . . . . . .              77.00            72.70          Coal
          Cherokee-Denver  . . . . . . . . . . . . . .             784.00           723.00          Coal
          Comanche-near Pueblo . . . . . . . . . . . .             725.00           660.00          Coal
          Craig-near Craig . . . . . . . . . . . . . .              86.89  (a)       83.20          Coal
          Hayden-near Hayden . . . . . . . . . . . . .             259.47  (b)      236.90          Coal
          Pawnee-near Brush  . . . . . . . . . . . . .             530.00           495.00          Coal
          Valmont-near Boulder (Unit 5)  . . . . . . .             188.00           178.00          Coal
          Zuni-Denver  . . . . . . . . . . . . . . . .             115.00           107.00         Gas/Oil
                                                               __________       __________
            Total  . . . . . . . . . . . . . . . . . .           3,027.36         2,801.80

     Combustion turbines (6 units-various locations) .             209.00           171.00           Gas
     Hydro (14 units-various locations) (c)  . . . . .              52.70            35.90  (d)     Hydro
     Cabin Creek Pumped Storage-near Georgetown  . . .             324.00  (e)      162.00          Hydro
     Diesel generators (7 units-various locations) . .              15.50            15.50           Oil
                                                               __________       __________
          Total  . . . . . . . . . . . . . . . . . . .           3,628.56         3,186.20

     ________________

     *       A  measure of the unit  capability planned to  be available at  the time of the  system peak load  net of seasonal reductions  in unit capability due  to weather, stream  flow, fuel availability and  station housepower, including requirements for air and water quality control equipment.

     (a)     The gross maximum capability of Craig Units No. 1 and No.  2 is 894 Mw, of which the Company has a 9.72% undivided ownership interest.

     (b)     The gross maximum capability of Hayden  Units No. 1 and No. 2 is  202.01 Mw and 285.96 Mw, respectively, of  which the Company has a 75.5% and 37.4% undivided ownership interest, respectively.

     (c)     Includes one station (two units) not owned by the Company but operated under contract.

     (d)     Seasonal Hydro Plant net dependable capabilities are based upon  average water conditions and limitations for each particular  season.  The  individual plant seasonal capabilities  are sometimes limited by  less than design water flow.

     (e)     Capability at maximum load.

   Nuclear Property

         Fort  St.    Vrain, near  Platteville,  the  Company's  only  nuclear
   generating station, ceased operations on August 29, 1989 (see Note 2. Fort St. Vrain in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

   Transmission and Distribution Property

         On December 31, 1994, the Company's transmission system consisted of approximately 182 circuit miles of 345 Kv overhead lines; 1,832 circuit miles of 230 Kv overhead lines; 15 circuit miles of 230 Kv underground lines; 65 circuit miles of 138 Kv overhead lines; 965 circuit miles of 115 Kv overhead lines; 19 circuit miles of 115 Kv underground lines; 355 circuit miles of 69 Kv overhead lines; 170 circuit miles of 44 Kv overhead lines; and 1 circuit mile of 44 Kv underground lines. The Company jointly owns with another utility approximately 347 circuit miles of 345 Kv overhead lines and 330 miles of 230 Kv overhead lines, of which the Company's share is 182 miles and 114 miles, respectively, which shares are included in the amounts listed above.

         The Company's  transmission  facilities  are  located  wholly  within
   Colorado. The map on page 18 illustrates the Company's transmission interconnected system. The system is interconnected with the systems of the following utilities with which the Company has major firm purchase power contracts; capacity and energy are provided primarily by generating sources in the locations indicated:

             Utility                                                              Location
             Basin Electric Power Cooperative  . . . . . . . . . . . . . . . .    Southeast Wyoming
             PacifiCorp    . . . . . . . . . . . . . . . . . . . . . . . . . .    West & Northwest U.S.
                                                                                  Northwest Colorado
             Platte River Power Authority  . . . . . . . . . . . . . . . . . .    Northcentral Colorado
             Tri-State.  . . . . . . . . . . . . . . . . . . . . . . . . . . .    Southeast Wyoming and
                                                                                  Northwest Colorado

      The Company has wheeling agreements with the above, and with other utilities and public power agencies, which are utilized to provide capacity and energy to the Company's system from time to time.

      The Company is a member of the WSCC, an interstate network of transmission facilities which are owned by public entities and investor-owned utilities. WSCC is the regional reliability coordinating organization for member electric power systems in the western United States.

      At December 31, 1994, the distribution systems consisted primarily of approximately 12,887 miles of overhead line, 1,068 miles of which are located on poles owned by other utilities under joint use agreements. The Company also owned approximately 7,389 cable miles of underground distribution system (excluding street lighting) located principally in the Denver metropolitan area. The Company owned 214 substations (four of which are jointly owned) having an aggregate transformer capacity of 18,179,300 Kva, of which 4,145,827 Kva is step-up transformer capacity at generating stations.

Gas Property

      The gas property of the Company at December 31, 1994 consisted chiefly of approximately 14,619 miles of distribution mains ranging in size from 0.50 to 30 inches and related equipment. The Denver distribution system consisted of 8,100 miles of mains. Pressures in the low pressure system are varied to meet load requirements and individual house regulators are installed on each customer's premises to provide uniform flow of gas to appliances.

Other Property

      The Company's steam heating  property at December 31, 1994  consisted of
10.5 miles of transmission, distribution and service lines in the business district of Denver, including a steam transmission line connecting the steam heating system with Zuni. Steam is supplied from boilers installed at the Company's Denver Steam Plant which has a capability of 295,000 pounds of steam per hour under sustained load and an additional 300,000 pounds of steam per hour is available from Zuni on a peak demand basis. The Company also owns service and office facilities in Denver and other communities strategically located throughout its service territory.

Property of Subsidiaries

      The book value of the properties of the consolidated subsidiaries of the Company aggregates approximately 3% of the total book value of the properties of the Company and such subsidiaries combined. Such properties consist largely of electric and gas properties similar in character to the properties of the Company, except for the exploration, development and production properties still held by Fuelco (see Note 3. Divestiture of Nonutility Assets in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). Unregulated subsidiary property is approximately 2% of the total book value of the properties of the Company and consolidated subsidiaries combined. 1480 Welton, Inc. owns office buildings in Denver that are used by the Company.

Character of Ownership

      The steam electric generating stations, the majority of major electric substations and the major gas regulator stations owned by the Company and its subsidiaries are on land owned in fee. Approximately half of the compressor stations and a limited number of town border and meter stations are also on land owned in fee. The remaining major electric substations and compressor stations and the majority of gas regulator stations and town border and meter stations are wholly or partially on land leased from others or on or along public highways or on streets or public places within incorporated towns and cities. The Company's Cabin Creek Pumped Storage Hydroelectric Generating Station, its Shoshone Hydroelectric Generating Station and a portion of the related intake tunnel are located on public lands of the United States. As to substantially all property on or across public lands of the United States, the Company or its subsidiaries hold licenses or permits issued by appropriate Federal agencies or departments. The Leyden gas storage facility is located largely on leased property under leases expiring December 31, 2040. The Company and its utility subsidiaries have the power of eminent domain pursuant to Colorado law to acquire property for their electric and gas facilities. The electric and gas transmission and distribution facilities are for the most part located over or under streets, public highways or other public places and on public lands under franchises or other rights, and on land owned by the Company or others pursuant to easements obtained from the record holders of title. The water rights of the Company and its subsidiaries are owned subject to divestment to the extent of any abandonment thereof.

      Substantially all of the utility plant and other physical property owned by the Company and its utility subsidiaries is subject to the liens of the respective indentures securing the mortgage bonds of the Company and its utility subsidiaries.

Item 3.  Legal Proceedings

      See Note  2. Fort St. Vrain and Note 8. Commitments and Contingencies in
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Item 4.  Submission of Matters to a Vote of Security Holders

      Does not apply.

                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters

      The Company's common stock is listed on the New York, Chicago and Pacific Stock Exchanges. The following table sets forth for the periods indicated the dividends declared per share of common stock and the high and low sale prices of the common stock on the consolidated tape as reported by The Wall Street Journal.

                                                                           Dividends              Price Range
                       Year and Quarter                                     Declared           High         Low
     1994
          First Quarter  . . . . . . . . . . . . . . . . . . . . . . . .    $  .50          $ 32 1/8      $  28 1/2
          Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .       .50            29 3/4         25 3/8
          Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . .       .50            27 7/8         24 3/4
          Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .       .50            30 1/8         25 7/8
                                                                            $ 2.00
     1993
          First Quarter  . . . . . . . . . . . . . . . . . . . . . . . .    $  .50          $ 30 1/4      $  27 1/2
          Second Quarter . . . . . . . . . . . . . . . . . . . . . . . .       .50            33 1/4         28 1/2
          Third Quarter  . . . . . . . . . . . . . . . . . . . . . . . .       .50            33 3/8             31
          Fourth Quarter . . . . . . . . . . . . . . . . . . . . . . . .       .50            32 7/8             28
                                                                            $ 2.00

         At December 31, 1994, the book value of the common stock was $20.39 per share. At February 24, 1995, there were 64,366 holders of record of the Company's common stock.

         The dividend level is dependent upon the Company's results of operations, financial position and other factors and is evaluated quarterly by the Board of Directors. The Company is subject to various uncertainties, including those associated with the eventual resolution of Fort St. Vrain decommissioning issues. See Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         On February 26, 1991, the Company's Board of Directors declared a dividend of one common share purchase right ("right") on each outstanding share of the Company's common stock. All future common shares issued will contain this right. Each right stipulates an initial purchase price of $55 per share and also prescribes a means whereby the resulting effect is such that, under the circumstances described below, shareholders would be entitled to purchase additional shares of common stock at 50% of the prevailing market price at the time of exercise. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20% or more of the outstanding shares of common stock of the Company.

         In the event a takeover results in the Company being merged into an acquiror, the unexercised rights could be used to purchase shares in the acquiror at 50% of market price. Subject to certain conditions, if a person or group acquires 20% but no more than 50% of the Company's common stock, the Company's Board of Directors may exchange each right held by shareholders other than the acquiring person or group for one share of common stock (or its equivalent).

         If a person or group successfully acquires 80% of the Company's common stock for cash, after tendering for all of the common stock, and satisfies certain other conditions, the rights would not operate. The rights expire on March 22, 2001; however, each right may be redeemed by the Board of Directors for one cent at any time prior to the acquisition of 20% of the common stock by a potential acquiror. For a description of the rights and their terms see the Company's Rights Agreement set forth as
   Exhibit 1 to the Company's Form 8-A filed with the SEC on March 1, 1991, which is incorporated herein by reference.

   Item 6.  Selected Financial Data

         The following selected consolidated financial data of the Company and its subsidiaries for each of the five years in the period ended December 31, 1994 should be read in conjunction with the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations appearing elsewhere herein.

                                                                                Year Ended December 31,
                                                                1994         1993         1992         1991         1990
                                                                      (In Thousands-except per share data & ratios)
     Operating revenues:
        Electric . . . . . . . . . . . . . . . .             $1,399,836   $1,337,053   $1,260,769   $1,180,501   $ 1,145,915
        Gas  . . . . . . . . . . . . . . . . . .                624,922      628,324      568,886      587,609       561,712
        Other  . . . . . . . . . . . . . . . . .                 32,626       33,308       32,618       26,794        26,312
           Total . . . . . . . . . . . . . . . .              2,057,384    1,998,685    1,862,273    1,794,904     1,733,939
     Total operating expenses  . . . . . . . . .              1,786,592    1,717,752    1,612,646    1,551,326     1,495,533
     Operating income  . . . . . . . . . . . . .                270,792      280,933      249,627      243,578       238,406
     Total interest charges  . . . . . . . . . .                132,134      130,337      121,116      101,537        97,296
     Net income  . . . . . . . . . . . . . . . .                170,269      157,360      136,623      149,693       146,144
     Dividend requirements on preferred stock: .                 12,014       12,031       12,077       12,234        12,439
     Earnings available for common stock:  . . .                158,255      145,329      124,546      137,459       133,705
     Per share data applicable to common stock (a):
        Earnings . . . . . . . . . . . . . . . .                 $ 2.57       $ 2.43       $ 2.16       $ 2.48        $ 2.49
        Dividends declared . . . . . . . . . . .                 $ 2.00       $ 2.00       $ 2.00       $ 2.00        $ 2.00
     Shares of common stock outstanding:
        Weighted average . . . . . . . . . . . .                 61,547       59,695       57,558       55,471        53,626
        Year-end . . . . . . . . . . . . . . . .                 62,155       60,457       58,477       56,294        54,320
     Rate of return earned on average common equity
        (net to common)  . . . . . . . . . . . .                  12.9%        12.7%        11.7%        13.8%         14.3%
     Ratio of earnings to
        fixed charges (b)  . . . . . . . . . . .                   2.53         2.54         2.43         2.94          3.07
     Total assets  . . . . . . . . . . . . . . .             $4,207,832   $4,057,600   $3,759,583   $3,462,668   $ 3,233,840
     Total net plant . . . . . . . . . . . . . .              3,291,402    3,193,136    3,077,509    2,745,800     2,609,261
     Total construction expenditures . . . . . .                317,138      293,515      261,666      260,704       261,221
     AFDC    . . . . . . . . . . . . . . . . . .                  7,158       12,667       11,302        9,437         6,715
     Cash generated internally as a percent of
        construction expenditures (c)  . . . . .                  35.4%        52.2%        57.5%        69.4%         67.6%
     Total common equity . . . . . . . . . . . .             $1,267,482   $1,184,183   $1,101,047   $1,034,433   $   963,663
     Preferred stock:
        Not subject to mandatory redemption  . .                140,008      140,008      140,008      140,008       140,008
        Subject to mandatory redemption at par
          (including amounts due within one year)                45,241       45,454       45,654       46,368        48,944
     Long-term debt (including amounts due within one year)   1,180,580    1,193,668    1,199,779      993,965       938,264
     Notes payable & commercial paper  . . . . .                324,800      276,875      250,626      200,640       213,833
     _________________________

     (a)   Earnings per share are based on the weighted average number of shares of common stock outstanding.
     (b)   See Exhibit 12(a) herein.
     (c)   Calculated  as  cash  provided  by  operations  net  of  cash  used  for  dividends,  divided  by  construction expenditures net of AFDC equity-component.

   Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Industry Outlook

         During 1994, unprecedented change occurred in the electric utility industry nationwide, furthering the development of a competitive environment. In general, the economics of the electric generation business have fundamentally changed with open transmission access and the increased availability of electric supply alternatives. Such alternatives will ultimately serve to lower customer prices, particularly in areas where only higher cost energy is currently provided. Customer demands for lower prices and supplier choices, coupled with the availability of alternative supplies (IPPFs, QFs, EWGs and power marketers), have created significant pressure for open access to the utility transmission grid and the creation of a commodity market for bulk electric supply. The EPAct directly addressed this issue by giving FERC the authority to require utilities to provide non-discriminatory open access to the transmission grid for purposes of providing wholesale customers with direct access. Additionally, an increasing number of states recently have begun to evaluate or pursue regulatory reform in an effort to proactively respond to this changing business environment.

         The presence of competition and the associated pressure on prices ultimately may lead to the unbundling of products and services similar to what has evolved in the natural gas industry. The concept of a vertically integrated utility, coupled with current regulatory practices, remain increasingly incongruent with the economic forces shaping the industry. Today's market view of the future envisions an unbundled electric utility industry consisting of at least four major business segments: energy supply, transmission, distribution and energy services -each having a different driving force.

   Corporate Overview

         While the Company continues to pursue the overall long-term strategy of focusing on its core electric and natural gas businesses, during 1994, several short-term strategies, primarily designed to lower operating costs, were implemented to better position the Company to more effectively
   operate   in   a  competitive   environment.        Initially,   an   early
   retirement/severance program was offered with approximately 550 employees electing to participate. Annual salary savings are estimated to be approximately $22 million. Total program costs, of approximately $39.7 million, are being amortized over 4.5 years, which is the remaining average estimated service life of the program participants.

         Following the early retirement/severance program, the Company restructured internally, consistent with an anticipated unbundled business approach, in order to more effectively address customers' needs. In conjunction with the internal restructuring, an involuntary severance program was implemented. Approximately 550 management and staff level positions were eliminated, resulting in an additional estimated annual salary savings of $21 million. Involuntary severance costs of approximately $10.7 million were recognized, of which $8.7 million served to reduce pre-tax earnings. Additionally, in conjunction with the internal restructuring process, 32 customer offices were closed in support of the overall cost-containment effort.

         As part of an effort to expand the Company's markets by providing value-added services, in January 1995, the Company and IBM formed an alliance to develop advanced customer service and energy management applications for utility and energy-using customers. In particular, a subsidiary of IBM, ISSC, and the Company's new subsidiary, e prime, will develop and deliver new information technology-based applications to assist utilities and others across the country to provide more responsive and efficient customer service. IBM has committed to use the services of e prime, thus becoming its first customer. Also as part of the alliance, ISSC, under a ten-year agreement, will manage most of the Company's information technology systems and network infrastructure, resulting in the outsourcing of approximately 390 positions, effective February 13, 1995. Such arrangement is expected to result in an estimated $190 million savings to the Company during the ten-year period.

         In spite of having to recognize an additional $43.4 million in costs primarily associated with the decommissioning of Fort St. Vrain in 1994, important milestones were achieved with the repowering and decommissioning activities. In July 1994, the CPUC approved a CPCN allowing the Company to repower the facility in a phased approach. The first phase is expected to be completed in 1996. Additionally, on January 26, 1995, the Company received NRC approval of its Final Survey Plan for Site Release, reducing the future uncertainty related to the completion of the decommissioning project. Decommissioning work is approximately 67% complete at December 31, 1994.

         Also supporting the Company's strategy of focusing on its core electric and gas businesses, in August 1994, the Company sold all of the outstanding common stock of WGG and certain related operating assets for $87 million, resulting in a gain of approximately $34.5 million.

         In response to the increasingly competitive operating environment for utilities, the regulatory climate also is changing. Currently, the Company is participating in several CPUC dockets that address this change, and it is in the process of investigating various incentive/performance-based alternative forms of regulation. However, the Company believes it will continue to be subject to rate regulation that will allow for the recovery of all of its deferred costs.

   Earnings

         Earnings per share were $2.57, $2.43 and $2.16 during 1994, 1993 and 1992, respectively. The increase in 1994 earnings was primarily due to the gain on the sale of WGG, as discussed above, and higher electricity sales. Furthermore, during 1994, the Company recognized additional defueling and decommissioning costs associated with Fort St. Vrain and a favorable income tax accrual adjustment following a complete analysis of the Company's income tax liabilities associated with the adoption of full normalization. The lower earnings for 1992 reflect charges related to the divestiture of certain of the Company's nonutility assets.

   Electric Operations

         The following table details the annual change in electric revenues and energy costs as compared to the preceding year:

                                                                                           Increase (Decrease)
                                                                                             From Prior Years
                                                                                          1994             1993
                                                                                          (Thousands of Dollars)
     Electric revenues:
      Retail     . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    48,774      $    43,075
      Wholesale  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             3,301           36,647
      Other      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            10,708           (3,438)
       Total revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            62,783           76,284
     Fuel used in generation . . . . . . . . . . . . . . . . . . . . . . . . . .             3,200           12,086
     Purchased power . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            40,134           30,004
      Net increase in electric margin  . . . . . . . . . . . . . . . . . . . . .       $    19,449      $    34,194

             Electric operating revenues increased in 1994 and 1993, when compared to the respective prior year, primarily due to favorable weather, moderate customer growth and additional revenues related to the collection of decommissioning, DSM and QF purchased power capacity costs. The increase in 1993 also includes the full-year effect of the April 1992 addition of four new wholesale customers. Warmer weather during the summer months was the primary factor that contributed to 3.4% and 6.4% increases in electricity sales in 1994 and 1993, respectively. Based on weather comparisons, it was 74% warmer than normal in 1994 and 18% warmer than normal in 1993.

         Base rates are changed only through rate proceedings with the Company's and Cheyenne's regulatory agencies. Effective December 1, 1993, in connection with the final 1993 rate decision issued by the CPUC, the Company reduced its retail rates by approximately $5.2 million. This $5.2 million is comprised of a $13.1 million electric revenue decrease, a $7.1 million gas revenue increase and a $0.8 million steam revenue increase. Concurrently, all of the Company's QF capacity costs, previously recovered through the ECA, became recoverable under the QFCCA. However, the recovery of costs under the QFCCA may be subject to an earnings test, which has not yet been defined by the CPUC (see Note 8. Commitments and Contingencies - Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). Effective July 1, 1993, a $13.9 million annual revenue increase associated with the recovery of nuclear decommissioning costs was implemented.

         The Company and Cheyenne currently have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1994, 1993 and 1992 had little impact on net income.

         Purchased power expense increased 10.1% in 1994 and 8.2% in 1993, primarily due to increased purchases from QFs. Fuel used in generation expense increased 1.6% in 1994 and 6.6% in 1993, primarily due to higher generation levels. The higher generation levels in 1993 were predominantly due to the April 1992 purchase of 331 Mw of additional generating capacity.

   Gas Operations

   The following table details the annual change in gas revenues and gas purchased for resale as compared to the preceding year:

                                                                                           Increase (Decrease)
                                                                                             From Prior Years
                                                                                          1994              1993
                                                                                          (Thousands of Dollars)
     Total gas revenues  . . . . . . . . . . . . . . . . . . . . . . . . . . . .       $    (3,402)     $    59,438
     Less: transport, gathering, and processing revenues . . . . . . . . . . . .            (1,921)           5,090
      Revenues from gas sales  . . . . . . . . . . . . . . . . . . . . . . . . .            (1,481)          54,348
     Gas purchased for resale  . . . . . . . . . . . . . . . . . . . . . . . . .            13,484           41,205
      Net (decrease) increase in gas sales margin  . . . . . . . . . . . . . . .       $   (14,965)     $    13,143

         Gas operating revenues declined in 1994 and increased in 1993, primarily due to changes in total gas deliveries resulting from weather variations. There were approximately 16% fewer heating degree days in 1994, as compared to 1993, and approximately 10% more heating degree days in 1993 as compared to 1992. The base rate increase, effective December 1, 1993 (as discussed above), and moderate customer growth mitigated some of the effects of the lower gas deliveries in 1994.

         Total gas deliveries decreased 8.2% in 1994 as a result of lower retail gas sales and the disposition of Fuelco assets, offset by higher transport deliveries. The growth in transportation services is primarily due to serving two new QF customers. Total gas deliveries increased 14.9% in 1993, due to colder weather and growth in the transport services as industrial customers have procured their own gas supplies. The per-unit fee charged for transportation services, while significantly less than the per-unit fee charged for the sale of gas to a similar customer, provides an operating margin approximately equivalent to the margin earned on gas sold. Therefore, increases in such activities will not have as great an impact on gas revenues as increases in deliveries from the sale of gas. However, they will have a positive impact on operating margin.

         The  Company  and  its  regulated  subsidiaries  have  in  place  GCA mechanisms  for natural  gas sales,  which  recognize  the majority  of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1994 and 1993, when compared to the respective preceding year, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company must purchase and, therefore, affect total gas purchased for resale along with increases and decreases in the per-unit cost of gas.
   The increase in gas purchased for resale for 1994 reflects the higher price of gas purchased from major suppliers. The increase in gas purchased for resale in 1993 is primarily due to higher gas sales, as well as a slight increase in the per-unit cost of gas.

   Non-Fuel Operating Expenses

         The Company recognized additional expenses aggregating approximately $43.4 million for increased costs associated with the defueling and decommissioning of Fort St. Vrain, as well as the impairment of certain related property and inventory. The additional expense is primarily associated with radiation levels in the reactor core being higher than originally anticipated and increased uncertainty related to spent fuel disposal issues (see Note 2. Fort St. Vrain in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

         Other operating and maintenance expenses decreased $16.7 million for 1994 compared to 1993, primarily due to lower labor costs resulting from the early retirement/severance program that was completed April 1, 1994, decreased maintenance expenses at the Company's steam generating plants and lower costs due to the ending of Fuelco operations. These decreases have been offset, in part, by increased OPEB costs and the severance costs associated with the Company's involuntary workforce reductions. The $34.0 million increase in other operating and maintenance expenses in 1993, when compared to 1992, is primarily due to increased labor and benefits costs. Other non-fuel operating expenses in 1992 included the recognition of charges to earnings associated with the Synhytech and BCC transactions of approximately $26.9 million and $11.4 million, respectively.

         Depreciation and amortization expense decreased in 1994, when compared to 1993, primarily due to the effects of using a CPUC-approved longer estimated depreciable life of the Company's electric steam production facilities. Higher 1993 depreciation expense reflects additional assets acquired from Colorado-Ute and other property additions. The 1994 and 1993 depreciation and amortization expense also include the amortization of the decommissioning regulatory asset associated with Fort St. Vrain, which became effective July 1, 1993, along with the collection of such costs.

         The decrease in income tax expense for 1994 includes a $21.3 million adjustment to the income tax liabilities as a result of a detailed analysis of the Company's income tax liabilities in conjunction with the Company's implementation of the full normalization method of accounting for income taxes which was provided for in a recent CPUC rate order. The increase in 1993 income tax expense, when compared to 1992, reflects a 1% increase in the Federal tax rate and higher pre-tax income offset by the $1.9 million benefit realized from the adoption of SFAS 109.

         Other income and deductions increased $24.8 million in 1994, primarily due to the approximately $34.5 million gain on the sale of WGG. This gain was offset, in part, by lower AFDC and the $3.0 million reversal of the 1991 gas search award as the Colorado Supreme Court reversed the incentive award previously granted by the CPUC.

         Interest charges increased $1.8 million in 1994 as compared to 1993. Interest on long-term debt, net of amortization costs, decreased $8.0 million in 1994 because the Company refinanced certain long-term debt issues with lower-cost debt. However, this decrease was more than offset by a $9.2 million increase in other interest, primarily due to increased levels of short-term borrowings in 1994, compared to 1993. Interest
   charges  increased  $9.2  million in  1993,  compared to  1992.   This  was
   primarily due to higher interest on long-term debt, reflecting the issuance of $250 million in First Mortgage Bonds in April 1992, to finance the Colorado-Ute asset acquisition, as well as the issuance of $50 million in medium-term notes.

   Commitments and Contingencies

         Issues relating to Fort St. Vrain, regulatory and environmental matters are discussed in Notes 2 and 8 in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

         On November 26, 1993, the CPUC issued its final decision in connection with the 1993 rate case denying the Company any rate relief and lowering the Company's overall revenue requirements by approximately $5.2 million. The Company is implementing strategies which include reductions in operating expenses, at a minimum, to the historic test period level. It is possible, however, that despite such efforts, the Company could be required to issue increasing amounts of short-term and long-term securities to fund cash requirements. It is also possible that the Company's results of operations and financial position could be adversely affected over time.

         The Company's common stock dividend level is dependent upon the Company's results of operations, financial position and other factors. It will continue to be evaluated quarterly by the Board of Directors. The Company is subject to various uncertainties, including those associated with eventual resolution of Fort St. Vrain decommissioning issues.

   Liquidity and Capital Resources

   Cash Flows

         Cash provided by operating activities decreased $34.2 million for 1994, primarily due to the non-cash impact of the tax accrual adjustment. Cash provided by operations increased $7.1 million during 1993, when compared to 1992, primarily due to increased earnings and higher depreciation and amortization related to property additions, including the acquisition of the Colorado-Ute assets. Although the Company collected approximately $14 million and $6 million in 1994 and 1993, respectively, for the decommissioning of Fort St. Vrain, significant expenditures associated with this project will continue to reduce operating cash flows through 1996.

         Cash used in investing activities decreased $61.9 million for 1994, primarily due to the 1994 sale of WGG. This decrease was offset, in part, by increased construction expenditures. Cash used in investing activities decreased $192.6 million for 1993, primarily due to the 1992 acquisition of Colorado-Ute assets. In addition, in 1993 three new wholesale customers prepaid 100%, or approximately $24.9 million, of a twenty-five year surcharge associated with the Colorado-Ute acquisition. In comparing 1993 to 1992, however, this was offset by the 1992 receipt of approximately $75 million in loan proceeds from insurance policies held by one of the Company's subsidiaries.

         Cash used in financing activities increased approximately $6.8 million in 1994, primarily due to increased repayments of long-term debt, decreased proceeds from the sale of common stock and increased dividends, offset by higher short-term borrowings. Cash provided by financing activities decreased approximately $247.7 million during 1993, primarily due to the 1992 issuance of $250 million in First Mortgage Bonds related to the acquisition of the Colorado-Ute assets.

   Prospective Capital Requirements and Sources

         At December 31, 1994, the Company and its subsidiaries estimated the cost of their construction programs, including AFDC and other capital requirements, in 1995, 1996 and 1997 to be as follows:

                                                                         1995            1996               1997
                                                                                (Thousands of Dollars)
     Company:
     Electric
          Production*  . . . . . . . . . . . . . . . . . .             $92,500          $111,312         $130,172
          Transmission . . . . . . . . . . . . . . . . . .              13,015            33,110           15,699
          Distribution . . . . . . . . . . . . . . . . . .              74,037            80,626           83,693
     Gas   . . . . . . . . . . . . . . . . . . . . . . . .              77,949            69,663           41,600
     General** . . . . . . . . . . . . . . . . . . . . . .              58,514            44,710           40,878

            Subtotal . . . . . . . . . . . . . . . . . . .             316,015           339,421          312,042
     Subsidiaries  . . . . . . . . . . . . . . . . . . . .               6,688             7,437            3,538

            Total construction . . . . . . . . . . . . . .             322,703           346,858          315,580
     Less: AFDC  . . . . . . . . . . . . . . . . . . . . .               6,645             5,020            3,410
     Add: Sinking funds and debt maturities  . . . . . . .              43,188            86,451           78,948
     Add: Fort St. Vrain Decommissioning . . . . . . . . .              33,243            13,962                0
          Total capital requirements . . . . . . . . . . .            $392,489          $442,251         $391,118

    *    Capital requirements for Electric  Production include $117 million for Fort St. Vrain repowering (see Note 2.
         Fort St. Vrain in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

   **    Capital  requirements for the  "General" category  include assets  leased under a leasing program.

         The construction programs of the Company and its subsidiaries are subject to continuing review and adjustment. In particular, actual construction expenditures for the electric system may vary from the estimates due to changes in projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting the Company's long-term energy needs. In addition, actual decommissioning and defueling expenses may exceed the estimates, due to a variety of factors discussed in Note 2. Fort St. Vrain in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

         Additionally,   the  Company   evaluates  merger,   acquisition   and
   divestiture opportunities on an ongoing basis to support the Company's corporate strategies.

         At December 31, 1994, the Company and its subsidiaries estimated that their 1995-1997 capital requirements would be met principally with a combination of funds from external sources and funds from operations. The Company and its subsidiaries may meet their external capital requirements through the issuance of first collateral trust bonds, preferred and/or common stock, by increasing the level of borrowing under PSCCC's medium-term note program or through short-term borrowing under committed and uncommitted bank borrowing arrangements discussed below. The financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the construction plans of the Company and its subsidiaries.

         The Company's Automatic Dividend Reinvestment and Common Stock Purchase Plan allows its shareholders to purchase additional shares of the

   Company's common stock through the reinvestment of cash dividends and the purchase of additional shares of common stock with optional cash payments. The proceeds from the dividend reinvestment plan also will provide funds to help meet the capital requirements of the Company.

         At December 31, 1994, the Company and its subsidiaries had temporary cash investments of $3.5 million.

         As of December 31, 1994, PSCCC had borrowed $167.5 million in short-term debt, for use primarily in the purchase of the Company's customer accounts receivable and fossil fuel inventories. PSCCC may periodically convert short-term debt to medium-term notes. As of December 31, 1994, PSCCC had no medium-term notes outstanding. The level of financing of PSCCC is tied directly to daily changes in the level of the Company's outstanding customer accounts receivable and monthly changes in fossil fuel inventories. The Company expects that the amount of financing associated with PSCCC will vary minimally from year-to-year, although seasonal fluctuations in the level of assets will cause corresponding fluctuations in the level of associated financing.

         In 1990, the Company filed a registration statement with the SEC for the issuance of $500 million principal amount of first mortgage bonds of which $200 million was designated for a secured medium-term note program. As of December 31, 1994, $169.5 million principal amount of medium-term notes had been issued, and $250 million of first mortgage bonds had been issued. In 1993, the Company filed a registration statement with the SEC for the issuance of $322.667 million principal amount of first collateral trust bonds for the purpose of refunding outstanding debt securities and for the payment of short-term indebtedness incurred for such purposes, of which $212.667 million principal amount has been issued.

         On August 2, 1994, the Company filed a registration statement with the SEC for the issuance of first collateral trust bonds and cumulative preferred stock for the purpose of funding its construction program, refunding certain issues of its cumulative preferred stock and other general corporate purposes. The aggregate principal amount of first collateral trust bonds, plus the aggregate par value of shares of cumulative preferred stock, will not exceed $306.0 million. To date none of these registered securities has been issued.

         The Company's Indenture dated as of December 1, 1939 (the "1939 Indenture"), which is a mortgage on the Company's electric and gas properties, permits the issuance of additional first mortgage bonds to the extent of 60% of the value of net additions to the Company's utility property, provided net earnings before depreciation, taxes on income and interest expense for a recent twelve month period are at least 2.5 times the annual interest requirements on all bonds to be outstanding. The 1939 Indenture also permits the issuance of additional bonds on the basis of retired first mortgage bonds, in some cases with no requirement to satisfy such net earnings test. At December 31, 1994, the amount of net additions, as of December 31, 1993, would permit (and the net earnings test would not prohibit) the issuance of approximately $98 million of new bonds (in addition to the $200 million principal amount of secured medium-term notes discussed above) at an assumed annual interest rate of 8.9%. At January 31, 1995, the amount of retired bonds would permit the issuance of $889 million of new bonds.

         The Company's Indenture dated as of October 1, 1993 (the "1993 Indenture") is a second mortgage on the Company's electric properties. Generally, so long as the Company's 1939 Indenture remains in effect, first collateral trust bonds will be issued under the 1993 Indenture on the basis of the deposit with the trustee of an equal principal amount of first mortgage bonds issued under the 1939 Indenture. If the bonds issued under the 1939 Indenture are to be issued on the basis of property additions, first collateral trust bonds may be issued under the 1993 Indenture only if net earnings before depreciation, taxes on income, interest expenses and non-recurring charges for a recent twelve-month period are at least 2 times annual interest requirements on all first mortgage bonds (other than bonds held by the trustee under the 1993 Indenture) and all first collateral trust bonds to be outstanding. As of December 31, 1994, coverage under the net earnings test was in excess of 5 times such annual interest requirements.

         The Company's Restated Articles of Incorporation prohibit the issuance of additional preferred stock without preferred shareholder approval, unless the gross income available for the payment of interest charges for a recent twelve month period is at least 1.5 times the total of: 1) the annual interest requirements on all indebtedness to be outstanding for more than one year; and 2) the annual dividend requirements on all preferred stock to be outstanding. At December 31, 1994, gross income available under this requirement would permit the Company, if allowed under provisions of the Company's Restated Articles of Incorporation, to issue approximately $1.7 billion of additional preferred stock at an assumed annual dividend rate of 8.25%. Coverage of gross income to interest charges was 4.5 at December 31, 1994.

         The Company's Restated Articles of Incorporation prohibit, without preferred shareholder approval, the issuance or assumption of unsecured indebtedness, other than for refunding purposes, greater than 15% of the aggregate of: 1) the total principal amount of all bonds or other securities representing secured indebtedness of the Company, then outstanding; and 2) the total of the capital and surplus of the Company, as then recorded on its books. At December 31, 1994, the Company had outstanding unsecured indebtedness, including subsidiary indebtedness with the credit support of the Company, in the amount of $157.4 million. The maximum amount permitted under this limitation was approximately $383.9 million at December 31, 1994.

         At December 31, 1994, the Company and certain of its subsidiaries had arrangements for bank lines of credit totaling $300 million in committed lines, of which $41.2 million was then available. On January 3, 1994, the Company established uncommitted lines of credit totaling $25 million which were increased throughout the year to $75 million. The amount of unused uncommitted bank lines of credit at December 31, 1994 was $9.0 million. These uncommitted lines of credit were renewed on December 31, 1994 and expire on December 31, 1995. The Company could generally borrow under the uncommitted pre-approved lines of credit upon request; however, the banks have no firm commitment to make such loans.

         On November 22, 1994, the Company, PSCCC and certain subsidiaries extended a credit facility with several banks providing $300 million in committed bank lines of credit. The credit facility, which is used primarily to support the issuance of commercial paper by the Company and PSCCC, alternatively provides for direct borrowing thereunder. Under the current extension, Cheyenne, 1480 Welton, Inc., Fuelco and PSRI are provided access to the credit facility with direct borrowings guaranteed by the Company. Generally, the banks participating in the credit facility would have no obligation to continue their commitments if there has been a material adverse change in the consolidated financial condition, operations, business or otherwise that would prevent the Company and its subsidiaries from performing their obligation under the credit facility. The credit facility expires November 21, 1995. The Company expects to seek renewal of the credit facility at that time (see Note 7. Bank Lines of Credit and Compensating Bank Balances in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

   Item 8.  Financial Statements and Supplementary Data

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   TO PUBLIC SERVICE COMPANY OF COLORADO

   We have audited the accompanying consolidated balance sheets of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Colorado and subsidiaries as of December 31, 1994 and 1993, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

   As more fully discussed in Note 2 to the consolidated financial statements, the adequacy of the Company's recorded liability for defueling and decommissioning its Fort St. Vrain Nuclear Generating Station (approximately $77.0 million at December 31, 1994) is primarily dependent on assurances that the dismantlement and decommissioning of the Fort St. Vrain Nuclear Generating Station can be accomplished at currently estimated costs and that the spent fuel storage and shipment issues are successfully resolved. The outcome of the above issues cannot be determined at this time. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   As more fully discussed in Notes 10 and 12 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes and, effective January 1, 1994, the Company changed its method of accounting for postemployment benefits.

   Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audit of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

   We have also audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1992, 1991 and 1990 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1991, (none of which are presented herein) and have expressed an opinion, which makes reference to uncertainties related to the Company's Fort St. Vrain Nuclear Generating Station, on those financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1994 appearing in Item 6 of this Form 10-K, other than the ratios and percentages therein, is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.


   Denver, Colorado                                        ARTHUR ANDERSEN LLP
   February 10, 1995

                                                 PUBLIC SERVICE COMPANY OF COLORADO
                                                          AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Thousands of Dollars)
                                                     December 31, 1994 and 1993

                                                               ASSETS


                                                                                               1994           1993
     Property, plant and equipment, at cost:
        Electric   . . . . . . . . . . . . . . . . . . . . . . . . . .                      $3,641,711   $3,466,627
        Gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                         867,239      929,718
        Steam and other  . . . . . . . . . . . . . . . . . . . . . . .                          86,458       75,288
        Common to all departments  . . . . . . . . . . . . . . . . . .                         369,070      356,633
        Construction in progress   . . . . . . . . . . . . . . . . . .                         187,577      181,802
                                                                                             5,152,055    5,010,068
        Less: accumulated depreciation   . . . . . . . . . . . . . . .                       1,860,653    1,816,927
          Total property, plant and equipment  . . . . . . . . . . . .                       3,291,402    3,193,141



     Investments, at cost  . . . . . . . . . . . . . . . . . . . . . .                          18,202       18,487



     Current assets:
        Cash and temporary cash investments  . . . . . . . . . . . . .                           5,883       18,038
        Accounts receivable, less reserve for uncollectible accounts ($3,173 at December
          31, 1994; $3,276 at December 31, 1993) (Schedule II)   . . .                         163,465      149,637
        Accrued unbilled revenues (Note 1)   . . . . . . . . . . . . .                          86,106       76,983
        Recoverable purchased gas and electric energy costs - net (Note 1)                      37,979       60,692
        Materials and supplies, at average cost  . . . . . . . . . . .                          67,600       77,732
        Fuel inventory, at average cost  . . . . . . . . . . . . . . .                          31,370       35,484
        Gas in underground storage, at cost (LIFO)   . . . . . . . . .                          42,355       41,130
        Current portion of accumulated deferred income taxes (Note 12)                          20,709        4,201
        Regulatory assets recoverable within one year (Note 1)   . . .                          39,985       20,891
        Prepaid expenses and other   . . . . . . . . . . . . . . . . .                          16,312       13,580
          Total current assets . . . . . . . . . . . . . . . . . . . .                         511,764      498,368



     Deferred charges:
        Regulatory assets (Note 1)   . . . . . . . . . . . . . . . . .                         335,893      285,061
        Unamortized debt expense   . . . . . . . . . . . . . . . . . .                          11,073       10,378
        Pension benefits (Note 10)   . . . . . . . . . . . . . . . . .                           1,031       23,149
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          38,467       29,016
          Total deferred charges . . . . . . . . . . . . . . . . . . .                         386,464      347,604
                                                                                            $4,207,832   $4,057,600

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                 PUBLIC SERVICE COMPANY OF COLORADO
                                                          AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                       (Thousands of Dollars)
                                                     December 31, 1994 and 1993

                                                       CAPITAL AND LIABILITIES

                                                                                               1994          1993

     Common stock (Note 4) . . . . . . . . . . . . . . . . . . . . . .                      $  959,268   $  910,848
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . .                         308,214      273,335
          Total common equity  . . . . . . . . . . . . . . . . . . . .                       1,267,482    1,184,183

     Preferred stock (Note 4):
        Not subject to mandatory redemption  . . . . . . . . . . . . .                         140,008      140,008
        Subject to mandatory redemption at par   . . . . . . . . . . .                          42,665       42,878
     Long-term debt (Note 5) . . . . . . . . . . . . . . . . . . . . .                       1,155,427    1,135,344
                                                                                             2,605,582    2,502,413
     Noncurrent liabilities:
        Defueling and decommissioning liability (Note 2)   . . . . . .                          40,605       45,220
        Employees' postretirement benefits other than pensions (Note 10)                        42,106       28,145
        Employees' postemployment benefits (Note 10)   . . . . . . . .                          20,975            -
          Total noncurrent liabilities . . . . . . . . . . . . . . . .                         103,686       73,365
     Current liabilities:
        Notes payable and commercial paper (Note 6)  . . . . . . . . .                         324,800      276,875
        Long-term debt due within one year   . . . . . . . . . . . . .                          25,153       58,324
        Preferred stock subject to mandatory redemption within one year (Note 4)                 2,576        2,576
        Accounts payable   . . . . . . . . . . . . . . . . . . . . . .                         177,031      214,599
        Dividends payable  . . . . . . . . . . . . . . . . . . . . . .                          34,078       33,234
        Customers' deposits  . . . . . . . . . . . . . . . . . . . . .                          17,099       16,225
        Accrued taxes  . . . . . . . . . . . . . . . . . . . . . . . .                          54,148       70,796
        Accrued interest   . . . . . . . . . . . . . . . . . . . . . .                          32,265       29,507
        Current portion of defueling and decommissioning liability (Note 2)                     36,365       47,887
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          62,640       64,664
          Total current liabilities  . . . . . . . . . . . . . . . . .                         766,155      814,687
     Deferred credits:
        Customers' advances for construction   . . . . . . . . . . . .                          96,442       76,204
        Unamortized investment tax credits   . . . . . . . . . . . . .                         118,532      124,331
        Accumulated deferred income taxes (Note 12)    . . . . . . . .                         485,668      445,530
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                          31,767       21,070
          Total deferred credits . . . . . . . . . . . . . . . . . . .                         732,409      667,135

     Commitments and contingencies (Notes 2 and 8) . . . . . . . . . .
                                                                                            $4,207,832   $4,057,600

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                 PUBLIC SERVICE COMPANY OF COLORADO
                                                          AND SUBSIDIARIES

                                                  CONSOLIDATED STATEMENTS OF INCOME
                                            (Thousands of Dollars Except per Share Data)
                                            Years ended December 31, 1994, 1993 and 1992

                                                                                 1994          1993          1992
     Operating revenues:
        Electric   . . . . . . . . . . . . . . . . . . . . . . . . . .        $1,399,836    $1,337,053   $1,260,769
        Gas  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           624,922       628,324      568,886
        Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . .            32,626        33,308       32,618
                                                                               2,057,384     1,998,685    1,862,273
     Operating expenses:
        Fuel used in generation  . . . . . . . . . . . . . . . . . . .           198,118       194,918      182,832
        Purchased power  . . . . . . . . . . . . . . . . . . . . . . .           437,087       396,953      366,949
        Gas purchased for resale   . . . . . . . . . . . . . . . . . .           397,877       384,393      343,188
        Other operating expenses   . . . . . . . . . . . . . . . . . .           369,094       376,686      346,368
        Maintenance  . . . . . . . . . . . . . . . . . . . . . . . . .            67,097        76,229       72,540
        Defueling and decommissioning (Note 2)   . . . . . . . . . . .            43,376             -            -
        Termination of Synhytech project (Note 3)  . . . . . . . . . .                 -             -       26,893
        Loss on sale of real estate investments (Note 3)   . . . . . .                 -             -       11,370
        Depreciation and amortization  . . . . . . . . . . . . . . . .           139,035       140,804      127,317
        Taxes (other than income taxes)    . . . . . . . . . . . . . .            86,408        86,775       82,040
        Income taxes (Note 12)   . . . . . . . . . . . . . . . . . . .            48,500        60,994       53,149
                                                                               1,786,592     1,717,752    1,612,646
     Operating income  . . . . . . . . . . . . . . . . . . . . . . . .           270,792       280,933      249,627
     Other income and deductions:
        Allowance for equity funds used during construction  . . . . .             3,140         8,119        7,378
        Miscellaneous income and deductions - net (Note 3)   . . . . .            28,471        (1,355)         734
                                                                                 302,403       287,697      257,739
     Interest charges:
        Interest on long-term debt   . . . . . . . . . . . . . . . . .            89,005        98,089       92,581
        Amortization of debt discount and expense less premium   . . .             3,126         2,018        1,790
        Other interest   . . . . . . . . . . . . . . . . . . . . . . .            44,021        34,778       30,669
        Allowance for borrowed funds used during construction  . . . .            (4,018)       (4,548)      (3,924)
                                                                                 132,134       130,337      121,116
     Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . .           170,269       157,360      136,623
     Dividend requirements on preferred stock  . . . . . . . . . . . .            12,014        12,031       12,077
     Earnings available for common stock . . . . . . . . . . . . . . .        $  158,255    $  145,329   $  124,546

     Shares of common stock outstanding (thousands):
          Year-end . . . . . . . . . . . . . . . . . . . . . . . . . .            62,155        60,457       58,477
          Weighted average . . . . . . . . . . . . . . . . . . . . . .            61,547        59,695       57,558

     Earnings per weighted average share of common stock outstanding .             $2.57         $2.43        $2.16

                The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                 PUBLIC SERVICE COMPANY OF COLORADO
                                                          AND SUBSIDIARIES

                                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                          (Thousands of Dollars, Except Share Information)
                                            Years ended December 31, 1994, 1993 and 1992


                                              Common Stock, $5 par value     Premium on    Retained
                                                  Shares        Amount     Common Stock    Earnings     Total

     Balance at January 1, 1992  . . . . .      56,293,525    $ 281,468    $  514,250    $ 238,715    $1,034,433
     Net Income  . . . . . . . . . . . . .               -            -             -      136,623       136,623
     Dividends Declared
       Common Stock, $2.00 per share . . .               -            -             -     (115,546)     (115,546)
       Preferred Stock, $100 par value . .               -            -             -       (9,127)       (9,127)
       Preferred Stock, $25 par value  . .               -            -             -       (2,940)       (2,940)
     Issuance of Common Stock
       Employees' Savings Plan . . . . . .         333,418        1,667         7,022            -         8,689
       Dividend Reinvestment Plan  . . . .       1,849,862        9,249        39,666            -        48,915

     Balance at December 31, 1992  . . . .      58,476,805      292,384       560,938      247,725     1,101,047
     Net Income  . . . . . . . . . . . . .               -            -             -      157,360       157,360
     Dividends Declared
       Common Stock, $2.00 per share . . .               -            -             -     (119,722)     (119,722)
       Preferred Stock, $100 par value . .               -            -             -       (9,088)       (9,088)
       Preferred Stock, $25 par value  . .               -            -             -       (2,940)       (2,940)
     Issuance of Common Stock
       Employees' Savings Plan . . . . . .         329,220        1,646         7,716            -         9,362
       Dividend Reinvestment Plan  . . . .       1,651,350        8,257        39,907            -        48,164

     Balance at December 31, 1993  . . . .      60,457,375      302,287       608,561      273,335     1,184,183
     Net Income  . . . . . . . . . . . . .               -            -             -      170,269       170,269
     Dividends Declared
       Common Stock, $2.00 per share . . .               -            -             -     (123,379)     (123,379)
       Preferred Stock, $100 par value . .               -            -             -       (9,071)       (9,071)
       Preferred Stock, $25 par value  . .               -            -             -       (2,940)       (2,940)
     Issuance of Common Stock
       Employees' Savings Plan . . . . . .         334,223        1,671         8,439            -        10,110
       Dividend Reinvestment Plan  . . . .       1,355,104        6,775        31,308            -        38,083
       Omnibus Incentive Plan  . . . . . .           7,892           39           188            -           227

       Balance at December 31, 1994  . . .      62,154,594    $ 310,772    $  648,496    $ 308,214    $1,267,482

       Authorized shares of common stock were 160 million and 140 million at December 31, 1994 and 1993, respectively.

           The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                                                 PUBLIC SERVICE COMPANY OF COLORADO
                                                          AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                       (Thousands of Dollars)
                                            Years ended December 31, 1994, 1993 and 1992


                                                                                 1994           1993         1992
     Operating activities:
        Net income   . . . . . . . . . . . . . . . . . . . . . . . . .        $  170,269    $  157,360   $  136,623
        Adjustments to reconcile net income to net
          cash provided by operating activities (Note 1):
           Depreciation and amortization   . . . . . . . . . . . . . .           142,843       143,940      134,335
           Defueling and decommissioning expenses  . . . . . . . . . .            43,376             -            -
           Gain on sale of WGG   . . . . . . . . . . . . . . . . . . .           (34,485)            -            -
           Termination of Synhytech project  . . . . . . . . . . . . .                 -             -       26,893
           Loss on sale of real estate investments   . . . . . . . . .                 -             -       11,370
           Amortization of investment tax credits  . . . . . . . . . .            (5,799)       (4,917)      (5,138)
           Deferred income taxes   . . . . . . . . . . . . . . . . . .            34,234        33,435       23,766
           Allowance for equity funds used during construction   . . .            (3,140)       (8,119)      (7,378)
           Change in accounts receivable   . . . . . . . . . . . . . .           (16,281)       (3,813)      10,380
           Change in inventories   . . . . . . . . . . . . . . . . . .            10,007       (25,378)       6,024
           Change in other current assets  . . . . . . . . . . . . . .            (1,695)      (14,619)     (24,670)
           Change in accounts payable  . . . . . . . . . . . . . . . .           (35,364)       31,909       10,373
           Change in other current liabilities   . . . . . . . . . . .           (39,730)       (5,439)     (16,101)
           Change in deferred amounts  . . . . . . . . . . . . . . . .           (33,920)      (17,483)      23,011
           Change in noncurrent liabilities  . . . . . . . . . . . . .            15,321       (14,759)     (57,207)
           Other   . . . . . . . . . . . . . . . . . . . . . . . . . .                92         7,762          521
             Net cash provided by operating activities   . . . . . . .           245,728       279,879      272,802

     Investing activities:
        Construction expenditures  . . . . . . . . . . . . . . . . . .          (317,138)     (293,515)    (261,666)
        Allowance for equity funds used during construction  . . . . .             3,140         8,119        7,378
        Colorado-Ute asset acquisition   . . . . . . . . . . . . . . .                 -             -     (265,385)
        Proceeds from sale of WGG  . . . . . . . . . . . . . . . . . .            87,000             -            -
        Proceeds from (cost of) disposition of property, plant and equipment      49,438        43,120       (3,187)
        Purchase of other investments  . . . . . . . . . . . . . . . .              (955)       (5,660)      (6,348)
        Sale of other investments  . . . . . . . . . . . . . . . . . .             1,148         8,678       97,357
             Net cash used in investing activities   . . . . . . . . .          (177,367)     (239,258)    (431,851)


     Financing activities:
        Proceeds from sale of common stock (Note 1)  . . . . . . . . .            38,086        47,894       48,914
        Proceeds from sale of long-term notes and bonds (Note 1)   . .           250,068       257,913      296,476
        Redemption of long-term notes and bonds  . . . . . . . . . . .          (281,835)     (274,829)     (94,197)
        Short-term borrowings - net  . . . . . . . . . . . . . . . . .            47,925        26,249       49,986
        Redemption of preferred stock  . . . . . . . . . . . . . . . .              (213)         (200)        (714)
        Dividends on common stock  . . . . . . . . . . . . . . . . . .          (122,531)     (118,732)    (114,454)
        Dividends on preferred stock   . . . . . . . . . . . . . . . .           (12,016)      (12,033)     (12,081)
             Net cash (used in) provided by financing activities   . .           (80,516)      (73,738)     173,930
             Net (decrease) increase in cash and temporary cash investments      (12,155)      (33,117)      14,881
             Cash and temporary cash investments at beginning of year             18,038        51,155       36,274
             Cash and temporary cash investments at end of year  . . .        $    5,883    $   18,038   $   51,155

                The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                        PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                December 31, 1994

   1.  Summary of Significant Accounting Policies

   Business and regulation

         The Company is an operating public utility engaged, together with its subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of the CPUC with respect to its retail electric and gas operations and the FERC with respect to its wholesale electric operations and accounting policies and practices. Cheyenne and WGI are subject to the jurisdiction of the WPSC and the FERC, respectively.

         Regulatory assets and liabilities

         The Company and its regulated subsidiaries prepare their financial statements in accordance with the provisions of SFAS 71. In general, SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. To the extent the Company concludes that collection of such revenues (or payment of liabilities) is no longer probable, through changes in regulation and/or the Company's competitive position, the associated regulatory asset or liability will be reversed with a charge or credit to income.

         The following regulatory assets are reflected in the Company's consolidated balance sheets:

                                                                                                          Recovery
                                                                          1994             1993            Through
                                                                            (Thousands of Dollars)
     Nuclear decommissioning costs (Note 2)  . . . . . . . . .         $  107,374        $ 118,419          2005
     Income taxes (Note 12)  . . . . . . . . . . . . . . . . .            125,832          132,647          2006
     Employees' postretirement benefits
       other than pensions (Note 10) . . . . . . . . . . . . .             37,573           25,855          2013
     Early retirement costs (Note 10)  . . . . . . . . . . . .             33,124                -          1998
     Employees' postemployment benefits (Note 10)  . . . . . .             20,975                -      Undetermined
     Demand-side management costs  . . . . . . . . . . . . . .             20,831           10,424          2001
     Unamortized debt reacquisition costs  . . . . . . . . . .             22,360           18,607          2024
     Other . . . . . . . . . . . . . . . . . . . . . . . . . .              7,809                -          1999
       Total . . . . . . . . . . . . . . . . . . . . . . . . .            375,878          305,952
     Classified as current . . . . . . . . . . . . . . . . . .             39,985           20,891
     Classified as noncurrent  . . . . . . . . . . . . . . . .         $  335,893        $ 285,061

         Certain costs associated with the Company's DSM programs are deferred and recovered in rates over a seven-year period through the DSMCA, which was implemented July 1, 1993. Non-labor incremental expenses, carrying costs associated with deferred DSM costs and incentives associated with approved DSM programs are recovered on an annual basis.

         Costs incurred to reacquire debt prior to scheduled maturity dates are deferred and amortized over the life of the debt issued to finance the reacquisition or as approved by the regulator.

         Recoverable purchased gas and electric energy costs - net

         The Company and Cheyenne tariffs contain clauses which allow recovery of certain purchased gas and electric energy costs in excess of the level of such costs included in base rates. These cost adjustment tariffs are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. A substantial portion of this deferred amount represents the costs incurred to provide gas and electric energy which customers have used but for which they have not yet been billed. The cumulative effects are recognized as a current asset or liability until adjusted by refunds or collections through future billings to customers.

         Other

         Property, plant and equipment includes approximately $18.4 million and $25.4 million, respectively, for costs associated with the engineering design of the future Pawnee 2 generating station and certain water rights located in southeastern Colorado, also obtained for a future generating station. Effective with the December 1, 1993 CPUC rate order, the Company is earning a return on these investments based on the Company's weighted average cost of debt and preferred stock.

   Consolidation

         The Company follows the practice of consolidating the accounts of its significant subsidiaries. All intercompany items and transactions have been eliminated. Certain prior year amounts have been reclassified to conform to the current year's presentation.

   Revenue recognition

         The Company and Cheyenne accrue for estimated unbilled revenues for services provided after the meters were last read on a cycle billing basis through the end of each year.

   Statements of cash flows

         For purposes of the consolidated statements of cash flows, the Company and its subsidiaries consider all temporary cash investments to be cash equivalents. These temporary cash investments are securities having original maturities of three months or less or having longer maturities but with put dates of three months or less.
         Income taxes and interest (excluding amounts capitalized) paid:

                                                                          1994             1993             1992
                                                                                  (Thousands of Dollars)
     Income taxes  . . . . . . . . . . . . . . . . . . . . . . .       $   41,763       $   49,196       $   38,624
     Interest  . . . . . . . . . . . . . . . . . . . . . . . . .       $  126,250       $  129,844       $  112,695

         Non-cash transactions:

         Shares of common stock  (334,223 in 1994, 329,220 in 1993 and 333,418 in 1992), valued at the market price on date of issuance (approximately $10.1 million in 1994, $9.4 million in 1993 and $8.7 million in 1992), were issued to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. The estimated issuance values were recognized in other operating expenses during the respective preceding years. During 1994, 7,892 shares of common stock, valued at the market price on date of issuance (approximately $0.2 million), were issued to certain executives. These stock issuances were not cash transactions and are not reflected in the consolidated statement of cash flows.

         A $16.8 million capital lease obligation was incurred in 1994 for computer equipment.

         Changes in certain balance sheet accounts, resulting from the sale of WGG in 1994 and the Colorado-Ute acquisition in 1992, have been recognized as non-cash activity.

   Property and depreciation

         Replacements and betterments representing units of property are capitalized. Maintenance and repairs of property and replacements of items of property determined to be less than a unit of property are charged to operations as maintenance. The cost of units of property retired, together with cost or removal, less salvage, is charged against accumulated depreciation.

         Provisions for depreciation of property for financial accounting purposes are based on straight-line composite rates applied to the various classes of depreciable property. Depreciation rates include provisions for disposal and removal costs of property, plant and equipment. Depreciation expense, expressed as a percentage of average depreciable property, approximated 2.6% for the year ended December 31, 1994 and 3.0% for the years ended December 31, 1993 and 1992. The average rate for 1994 reflects the effects of using a CPUC-approved longer estimated depreciable life for the Company's electric steam production facilities. For income tax purposes, the Company and its subsidiaries use accelerated depreciation and other elections provided by the tax laws.

   Allowance for funds used during construction

         AFDC, as defined in the system of accounts prescribed by the FERC and the CPUC, represents the net cost during the period of construction of borrowed funds used for construction purposes, and a reasonable rate on funds derived from other sources. AFDC does not represent current cash earnings. The Company capitalizes AFDC as a part of the cost of utility plant. The AFDC rates or ranges of rates used during 1994, 1993 and 1992 were 6.81%-8.75%, 10.21% and 8.95%-10.21%, respectively.

   Income taxes

         The Company and its subsidiaries file consolidated Federal and state income tax returns. Income taxes are allocated to the subsidiaries based on separate company computations of taxable income or loss. Investment tax credits have been deferred and are being amortized over the service lives of the related property. Deferred taxes are provided on temporary differences between the financial accounting and tax bases of assets and liabilities using the tax rates which are in effect at the balance sheet date (see Note 12).

   Gas in underground storage

         Gas in underground storage is accounted for under the last-in, first-out (LIFO) cost method. The estimated replacement cost of gas in underground storage at December 31, 1994, exceeded the LIFO cost by approximately $12.5 million.

   Cash surrender value of life insurance policies

         The following amounts related to COLI contracts, issued by one major insurance company, are recorded as a component of Investments, at cost, on the consolidated balance sheets:

                                                                                           1994              1993
                                                                                           (Thousands of Dollars)
     Cash surrender value of contracts . . . . . . . . . . . . . . . . . . . . .        $  267,445       $  228,195
     Borrowings against contracts  . . . . . . . . . . . . . . . . . . . . . . .           265,568          226,429
        Net investment in life insurance contracts   . . . . . . . . . . . . . .        $    1,877       $    1,766


   2. Fort St. Vrain

   Overview

         During 1994, the Company recognized additional expenses aggregating approximately $43.4 million ($26.7 million after-tax or 43 cents per share) associated with various Fort St. Vrain issues as described below, including the defueling and decommissioning of the facility.

         During 1986, the Company entered into a Stipulation and Settlement Agreement with the CPUC, the OCC and the other parties involved in litigation and administrative proceedings related to Fort St. Vrain's history of limited operations. As a result, the Company's investment in Fort St. Vrain was removed from rate base and certain charges were recognized including the write-down of a substantial portion of such investment and the recognition of the then estimated future unrecoverable defueling and decommissioning expenses.

         In 1989, the Company announced its decision to end nuclear operations at Fort St. Vrain. The decision was based on the financial impact of an anticipated lengthy outage necessary to repair the plant's steam generator system coupled with the plant's history of reduced levels of generation. The Company has completed defueling from the reactor to the ISFSI as discussed below in the section entitled "Defueling" and is currently decommissioning the facility as described below in the section entitled "Decommissioning."

         The Company has been pursuing the repowering of Fort St. Vrain and, on July 1, 1994, the CPUC issued a decision granting the Company's application for a CPCN for Phase 1 and Phase 2. The decision approved, with certain modifications, a Stipulation and Settlement Agreement (the

   Settlement) among the Company, the OCC and various other parties regarding the CPCN.

   Repowering

         Fort St. Vrain will be repowered as a gas fired combined cycle steam plant consisting of two combustion turbines and two heat recovery steam generators totalling 471 Mw. The CPCN provides for the repowering of Fort St. Vrain in a phased approach as follows: Phase 1A - 130 Mw in 1996, Phase 1B - 102 Mw in 1998 and Phase 2 - 239 Mw in 1999. The phased repowering allows the Company flexibility in timing the addition of this generation supply to meet future load growth.

         The Settlement provides for approximately $67.4 million of the then remaining $72.5 million investment in the existing Fort St. Vrain assets (comprised of approximately $60.1 million in plant assets and a $12.4 million regulatory asset associated with deferred income taxes) to be returned to rate base in future electric rate cases following the completion of each phase or phases of the repowering. The Settlement allows for the following assignment of existing assets: Phase 1A - $28.9 million, Phase 1B - $27.6 million and Phase 2 - $10.9 million. The approximately $5 million balance of the Company's remaining investment in Fort St. Vrain assets will not be returned to rate base pursuant to the Settlement. During 1994, the Company completed an evaluation of alternative uses of these assets and concluded that approximately $4.5 million of such assets will not be recovered; therefore, a $4.5 million impairment reserve has been established. Because of the receipt of the CPCN related to the repowering of Fort St. Vrain, the Company believes the recovery of the remaining investment in the facility is probable.

         Additionally, a detailed assessment of inventory requirements necessary for the completion of decommissioning and repowering was completed during 1994. Such analysis identified that approximately $4.5 million of inventory costs will not be recovered and, therefore, a $4.5 million impairment reserve has also been established.

   Decommissioning

         The Company has been pursuing the early dismantlement/decommissioning of Fort St. Vrain following the 1991 CPUC approval of the recovery from customers of approximately $124.4 million (plus a 9% carrying cost) for such activities, as well as the 1992 NRC approval of the Company's early dismantlement/decommissioning plan. The decommissioning amount being recovered from customers, which began July 1, 1993 and extends over a twelve-year period, represents the inflation-adjusted estimated remaining cost of the early dismantlement/decommissioning activities not previously recognized as expense. At December 31, 1994, approximately $107.4 million of such amount remains to be collected from customers and, therefore, is reflected as a regulatory asset on the consolidated balance sheet. The annual amount recovered from customers each year is approximately $13.9 million.

          The Company has contracted with Westinghouse Electric Corporation and MK-Ferguson, a division of Morrison Knudsen Corporation, for the early dismantlement/decommissioning of Fort St. Vrain. Since defueling has been completed from the reactor to the ISFSI and the NRC decommissioning order has been received, the Company and the contractors have proceeded with decommissioning activities. At December 31, 1994, approximately 67% of the decommissioning process has been performed with final completion of such activities anticipated in the second quarter of 1996.

         The decommissioning contract stipulates a fixed price, based on a defined work scope; however, such price has been and could be further modified due to changes in work scope or applicable regulations. In addition to the four substantive changes in work scope previously agreed to by the Company since the initiation of decommissioning activities, the decommissioning contractors notified the Company of several additional potential scope changes which were primarily related to the identification of higher radiation levels in the reactor core than originally anticipated and regulatory changes related to site release as discussed below.

         On October 25, 1994, the Company and the decommissioning contractors reached an agreement resolving all issues and claims related to identified and certain possible future changes in scope of work covered by the contract, with certain exceptions. In order to complete all decommissioning activities related to such scope changes, the Company recognized an additional $15 million in decommissioning expense during 1994.

         The significant exceptions to the agreement, which were also areas for potential changes in the defined work scope under the decommissioning contract, include changes in law, radioactive material created by activation in the lower portion of the reactor, as well as changes in the methodology requirements and guidance established by the NRC for final site release. On January 26, 1995, the Company received NRC approval of its Final Survey Plan for Site Release reducing the future uncertainty related to this issue. In the event additional costs are identified, which relate to an issue excepted from the agreement, the decommissioning contractors will perform all required activities on a cost basis.

         While this agreement with the decommissioning contractors does not eliminate all future decommissioning risk, the Company believes it will serve to substantially reduce such risk. However, the Company can provide no assurance that recognition of additional costs will not be required if events or circumstances unknown to the Company today are identified in the future.

   Defueling

         Currently, six segments of Fort St. Vrain's spent nuclear fuel (segments 4-9) are stored in the ISFSI located at the plant site. While the Company has entered into two separate agreements with the DOE for (a) the temporary storage and processing of segments 1-8 at a DOE facility located in the State of Idaho (such contract includes an option to store/reprocess additional spent fuel segments at the DOE's discretion) and (b) the disposal of segment 9 at a Federal repository, resolution of all spent fuel reprocessing/disposal issues has been substantially delayed pending resolution of several lawsuits filed during 1991 by and among the Company, the DOE, the State of Idaho and the Shoshone - Bannock Indian Tribes. While the plant was operating and as part of routine refueling procedures, three spent fuel segments were transported to the Idaho facility. It is currently estimated that the Federal repository will not be available until 2010. The Company, however, intends to pursue with the DOE the storage/reprocessing of segment 9 at the Idaho facility in conjunction with the first eight segments.

         Most recently, the DOE has required that an EIS be completed relative to, among other things, the receipt and storage of spent fuel at the Idaho facility. The DOE had issued a draft EIS and the Company has submitted comments. Modifications to the Idaho facility will be required to accommodate the new spent fuel shipping casks. These modifications would be completed subsequent to the issuance of the EIS. The time required for these modifications from the DOE has been estimated to be between 15-18 months. In addition, the DOE has stated that a facility readiness review will be required. Such review is standard DOE procedure required to validate the readiness of equipment following a shut-down period. Such review will also be conducted subsequent to the completion of the EIS.

         As a result of increased uncertainties related to the ultimate disposal of Fort St. Vrain's spent nuclear fuel, the Company recognized during 1994 an additional $15 million defueling reserve, determined on a present value basis. This amount represents the estimated cost of operating and maintaining the ISFSI until 2020 (if required), the earliest date the Company believes a Federal repository will be available to accept the Company's spent nuclear fuel. These estimated expenditures have been escalated for inflation using an average rate of 3.5% and discounted to present value at a rate of 8%.

         The estimated total cost of defueling and decommissioning Fort St. Vrain is approximately $361.8 million. At December 31, 1994, approximately $284.8 million has been spent for such activities with the remaining $77 million defueling and decommissioning liability reflected on the consolidated balance sheet ($25 million - defueling; $52 million - decommissioning). Because of the possibility of further changes in the decommissioning work scope, changes in applicable regulations and/or the uncertainties related to the final disposal of spent fuel, there can be no assurance that the actual cost of defueling and decommissioning will not exceed the estimated liability. The Company could be required to revise the estimated cost of defueling and decommissioning as a result of any such matters.

   Funding

         Under NRC regulations, the Company is required to make filings with, and obtain the approval of, the NRC regarding certain aspects of the
   Company's decommissioning proposals, including funding. On January 27, 1992, the NRC accepted the Company's funding aspects of the decommissioning plan. The Company has also obtained an unsecured irrevocable letter of credit totaling $125 million that meets the NRC's stipulated funding guidelines including those proposed on August 21, 1991 that address decommissioning funding requirements for nuclear power reactors that have been prematurely shut down. In accordance with the NRC funding guidelines, the Company is allowed to reduce the balance of the letter of credit based upon milestone payments made under the fixed-price decommissioning contract. As a result of such payments, at December 31, 1994, the letter of credit had been reduced to $66 million.

         The Company had previously set aside approximately $30 million in trust accounts for decommissioning the reactor. Since decommissioning activities have commenced, the Company completed withdrawing funds from the trust accounts during the second quarter of 1993. As previously discussed, on July 1, 1993, the Company began collection of the remaining decommissioning costs from customers.

         In addition, the Company has established a separate decommissioning trust for the ISFSI which had funds of approximately $1.6 million at December 31, 1994. It is anticipated that this amount, together with the expected earnings on the funds, will be sufficient to decommission the ISFSI.

         Costs for maintaining the ISFSI and removing fuel from the ISFSI, which the Company is not required to prefund, will be paid from a combination of operating funds of the Company and its subsidiaries and/or external financing.

   Uranium Enrichment Facility Decommissioning Assessment

         As part of the EPAct, the DOE Uranium Enrichment Enterprise Decontamination and Decommissioning Fund was established to provide for the decommissioning of DOE fuel enrichment facilities. The EPAct provides for a 15 year assessment of all domestic utilities that own nuclear generation facilities. The Company believed it would be excluded from the provisions of the EPAct as Fort St. Vrain was constructed under the Atomic Energy Demonstration Reactor Program. During 1994, the DOE advised the Company that it has not been exempted from the provisions of the EPAct. As a result, the Company recognized an approximate $4 million expense associated with this assessment, determined on a present value basis (escalated for inflation at 4% and discounted at 8%). The Company, however, intends to further investigate the applicability of the EPAct as well as the recovery of such costs through the regulatory process. However, the Company is uncertain as to the ultimate resolution of this issue.

   Nuclear Insurance

         The Price Anderson Act, as amended, limits the public liability of a licensee for a single nuclear incident at its nuclear power plant to the amount of financial protection available through liability insurance and deferred premium assessment charges, currently approximately $7.8 billion, which includes a 5% surcharge. Financial protection for this exposure is provided by private insurance in an amount available from private insurers (currently $200 million). The Price Anderson Act also requires licensees to participate in an assessable excess liability program through an indemnity program with the NRC. Under the terms of this indemnity program, the Company could be liable for retrospective assessments of approximately $79 million per nuclear incident at any domestic nuclear power plant, indexed every five years for inflation, provided that not more than $10 million would be payable per incident in any one year. In consideration of the shutdown and defueled status of Fort St. Vrain, the Company requested an exemption from its indemnification obligations under the Price Anderson Act. On February 17, 1994, the NRC granted this request, exempting the Company from participation in this indemnity program and limiting the amount of private insurance required to $100 million.

         In   addition  to   the   Company's   liability  insurance,   Federal
   regulations require the Company to maintain $1.06 billion in nuclear property insurance. Effective February 1, 1991, however, the NRC granted the Company's exemption request to reduce the nuclear property insurance coverage from $1.06 billion to a minimum of $169 million. This lower limit would cover stabilization and decontamination expenses resulting from a worst case accident. The Company currently maintains $281 million in property damage and decontamination insurance. The additional insurance coverage above the required $169 million is necessary to provide coverage for the estimated depreciated replacement value of the plant assets that will be used in the repowering of Fort St. Vrain.

   3. Divestiture of Nonutility Assets

         As part of the Company's continuing strategy to focus its efforts on the core electric and gas businesses, the Company has divested certain nonutility investments.

   WestGas Gathering, Inc.

         During the third quarter of 1994, the Company sold all of its outstanding common stock of WGG, its wholly-owned subsidiary, and certain related operating assets of the Company which are used by WGG for approximately $87 million. The Company recognized a pre-tax gain of approximately $34.5 million ($19.5 million after-tax or approximately 31 cents per share). In addition, pursuant to a Stipulation and Agreement dated November 17, 1992, approved by the CPUC by Order dated December 7, 1992, the regulatory treatment of a limited portion of this gain may be subject to a proceeding before the CPUC. The Company believes the resolution of this matter will not have a material impact on the Company's results of operations or financial position.

   Fuel Resources Development Co.

         In June 1993, the Company's Board of Directors approved pursuing the divestiture of Fuelco, a wholly-owned subsidiary primarily involved in the exploration and production of oil and natural gas. In 1993, the Company recorded the estimated effects of the disposition of all properties, including all costs expected to be incurred through the close of operations. All property sales have been completed, except the San Juan Coal Bed Methane properties. The Company is re-evaluating its alternatives related to the disposition of these properties. The net book value of the San Juan properties is approximately $21.7 million.

         In December 1992, the Company terminated its involvement in Fuelco's Synhytech fuel conversion technology project. As a result, Fuelco recognized an expense of approximately $26.9 million ($16.8 million after-tax) associated with writing-off its entire investment in the Synhytech plant and recognizing certain additional costs which were incurred in connection with the termination of this project.

   Bannock Center Corporation

         In December 1992, BCC sold substantially all of its real estate properties located near downtown Denver for $6 million, resulting in a loss of approximately $11.4 million ($8.4 million after-tax).

   4. Capital Stock

   Common Stock

         On December 7, 1992, the Company filed a registration statement with the SEC relating to the registration of 1,000,000 shares of common stock, $5 par value, and 1,000,000 common share purchase rights. These shares and rights are associated with the Company's Omnibus Incentive Plan discussed in Note 10.

         During 1991, the Company's Board of Directors declared a dividend of one common share purchase right (right) on each outstanding share of the Company's common stock. All future common shares issued will contain this right. Each right stipulates an initial purchase price of $55 per share and also prescribes a means whereby the resulting effect is such that, under the circumstances described below, shareholders would be entitled to purchase additional shares of common stock at 50% of the prevailing market price at the time of exercise. These rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20% or more of the outstanding shares of common stock of the Company.

         In the event a takeover results in the Company being merged into an acquiror, the unexercised rights could be used to purchase shares in the acquiror at 50% of market price. Subject to certain conditions, if a person or group acquires 20%, but no more than 50% of the Company's common stock, the Company's Board of Directors may exchange each right held by shareholders other than the acquiring person or group for one share of common stock (or its equivalent).

         If a person or group successfully acquires 80% of the Company's common stock for cash, after tendering for all of the common stock, and satisfies certain other conditions, the rights would not operate. The rights expire on March 22, 2001; however, each right may be redeemed by the Board of Directors for one cent at any time prior to the acquisition of 20% of the common stock by a potential acquiror.

   Preferred Stock

                                                                          1994                             1993
                                                                  Shares      Amount          Shares       Amount
                                                                            (Thousands                   (Thousands
                                                                            of Dollars)                  of Dollars)
     Cumulative preferred stock, $100 par value:
       Authorized  . . . . . . . . . . . . . . . . . .          3,000,000                    3,000,000

       Issued and outstanding:
         Not subject to mandatory redemption:
            4.20% series   . . . . . . . . . . . . . .            100,000   $    10,000        100,000   $   10,000
            4 1/4% series (includes $7,500 premium)  .            175,000        17,508        175,000       17,508
            4 1/2% series  . . . . . . . . . . . . . .             65,000         6,500         65,000        6,500
            4.64% series   . . . . . . . . . . . . . .            160,000        16,000        160,000       16,000
            4.90% series   . . . . . . . . . . . . . .            150,000        15,000        150,000       15,000
            4.90% 2nd series   . . . . . . . . . . . .            150,000        15,000        150,000       15,000
            7.15% series   . . . . . . . . . . . . . .            250,000        25,000        250,000       25,000
              Total  . . . . . . . . . . . . . . . . .          1,050,000   $   105,008      1,050,000   $  105,008

         Subject to mandatory redemption:
            7.50% series   . . . . . . . . . . . . . .            216,000   $    21,600        216,000   $   21,600
            8.40% series   . . . . . . . . . . . . . .            236,412        23,641        238,545       23,854
                                                                  452,412        45,241        454,545       45,454
         Less: Preferred stock subject to mandatory
            redemption within one year   . . . . . . .            (25,760)       (2,576)       (25,760)      (2,576)
              Total  . . . . . . . . . . . . . . . . .            426,652   $    42,665        428,785   $   42,878

     Cumulative preferred stock, $25 par value:
       Authorized  . . . . . . . . . . . . . . . . . .          4,000,000                    4,000,000

       Issued and outstanding:
         Not subject to mandatory redemption:
            8.40% series   . . . . . . . . . . . . . .          1,400,000   $    35,000      1,400,000   $   35,000

             The preferred stock may be redeemed at the option of the Company upon at least 30, but not more than 60, days notice in accordance with the following schedule of prices, plus an amount equal to the accrued dividends to the date fixed for redemption:

         Cumulative preferred stock, not subject to mandatory redemption:

         $100 par value, all series: $101 per share.
         $25 par value, 8.40% series: $25.25 per share.

         Cumulative preferred stock, subject to mandatory redemption:

         7.50% series: $102.25 per share on or prior to August 31, 1995, reducing each year thereafter by $0.25 per share until August 31, 2003, after which the redemption price is $100 per share; 8.40% series: $102.50 per share on or prior to July 31, 1995, and reducing each year thereafter by $0.25 per share until July 31, 2004, after which the redemption price is $100 per share.

         In 1995  and in  each  year  thereafter, the  Company must  offer  to repurchase 12,000 shares of the 7.50% series subject to mandatory redemption at $100 per share, plus accrued dividends to the date set for repurchase, and 13,760 shares of the 8.40% series subject to mandatory redemption at $100 per share, plus accrued dividends to the date set for repurchase. Consequently, this preferred stock to be redeemed is classified as preferred stock subject to mandatory redemption within one year in the December 31, 1994 consolidated balance sheet. In 1994, 1993, and 1992, the Company repurchased 2,133 shares, 2,000 shares and 7,135 shares, respectively of the 8.40% cumulative preferred series subject to mandatory redemption. No other changes in preferred stock occurred in the three years ended December 31, 1994.

     5. Long-Term Debt

                                                                                           1994             1993
                                                                                          (Thousands of Dollars)
     Public Service Company of Colorado:
        First Collateral Trust Bonds:
           6% - 6 3/8% series, due January 1, 2001 - November 1, 2005  . . . . . .     $   237,167      $   134,500
           7 1/4% series, due January 1, 2024  . . . . . . . . . . . . . . . . . .         110,000                -
        First Mortgage Bonds:
           4 1/2%  - 6 3/4% series, due June 1, 1994 - July 1, 1998  . . . . . . .          95,000          130,000
           7 1/4% - 8 1/4% series, due February 1, 2001 - November 1, 2007   . . .         100,000          289,500
           8 3/4% - 9 7/8% series, due July 1, 2020 - March 1, 2022  . . . . . . .         225,000          225,000
           Pollution Control Series A, 5 7/8%, due March 1, 2004   . . . . . . . .          23,500           24,000
           Pollution Control Series F, 7 3/8%, due November 1, 2009  . . . . . . .          27,250           27,250
           Pollution Control Series G, 5 5/8% - 7 3/8%, due April 1, 2008 - April 2, 2014   79,500           79,500
           Pollution Control Series H, 5 1/2%, due June 1, 2012  . . . . . . . . .          50,000           50,000
        Secured Medium-Term Notes, Series A:
              6.35% - 9.25%, due January 12, 1995 - October 30, 2002   . . . . . .         149,500          141,500
        Unsecured promissory notes:
           7 3/4% - 10.35%, due December 1, 1997 - December 1, 1999  . . . . . . .               -           21,333
           11.60% - 12.875%, due  May 1, 2015 - May 1, 2025  . . . . . . . . . . .          15,000           15,000
        Unamortized premium  . . . . . . . . . . . . . . . . . . . . . . . . . . .              43              157
        Unamortized discount   . . . . . . . . . . . . . . . . . . . . . . . . . .          (5,105)          (3,686)
        Capital lease obligations, 6.68%-14.65%, due in installments through
          August 31, 1999                                                                   17,093            1,112
                                                                                         1,123,948        1,135,166
     Cheyenne Light, Fuel and Power Company:
        First Mortgage Bonds:
           7 7/8% series, due April 1, 2003  . . . . . . . . . . . . . . . . . . .           4,000            4,000
           7.5% series, due January 1, 2024  . . . . . . . . . . . . . . . . . . .           8,000                -
           Industrial Development Revenue Bonds, 7.25%, due September 1, 2021  . .           7,000            7,000
        10.70% unsecured notes, due September 1, 1995  . . . . . . . . . . . . . .               -            8,000

     1480 Welton, Inc.:
        12.50% secured promissory note, due in installments through March 1, 1998            5,480            6,766
        13.25% secured promissory note, due in installments through October 1, 2016         32,083           32,320

     Fuel Resources Development Co.:
        Capital lease obligations, 7.09% due in installments through March 1, 1995              13              303

     Natural Fuels Corporation:
           12.25% secured note, retired May 23, 1994   . . . . . . . . . . . . . .               -                2
           Capital lease obligations, 8 1/8% due in installments through August 31, 1997        56              111
                                                                                         1,180,580        1,193,668
     Less: maturities due within one year  . . . . . . . . . . . . . . . . . . . .          25,153           58,324
                                                                                       $ 1,155,427      $ 1,135,344

         Substantially all properties of the Company and its subsidiaries, other than expressly excepted property, are subject to the liens securing the Company's First Mortgage Bonds and First Collateral Trust Bonds or the mortgage bonds and notes of subsidiaries. Additionally, there is a second lien on the Company's electric property securing the Company's First Collateral Trust Bonds. The Company's First Collateral Trust Bonds are additionally secured by an equal amount of First Mortgage Bonds which bear no interest.

         The aggregate annual maturities and sinking fund requirements during the five years subsequent to December 31, 1994 are (in thousands of dollars):

            Year                  Maturities                      Sinking Fund Requirements               Total
            1995                  $   25,153                              $ 1,510                       $ 26,663
            1996                      83,047                                1,160                         84,207
            1997                      75,176                                  810                         75,986
            1998                      34,048                                  560                         34,608
            1999                      28,184                                  560                         28,744

             The  Company and  Cheyenne expect to satisfy substantially all of
   their  sinking  fund  obligations  through  the  application  of   property
   additions.

   6. Notes Payable and Commercial Paper

         Information regarding notes payable and commercial paper for the years ended December 31, 1994 and 1993 is as follows:

                                                                                           1994             1993
                                                                                           (Thousands of Dollars)
     Notes payable to banks (weighted average interest rates of 6.34% at
        December 31, 1994 and 3.69% at December 31, 1993)  . . . . . . . . . . . .      $  107,850       $   46,100

     Commercial paper (weighted average interest rates of 6.22% at
        December 31, 1994 and 3.58% at December 31, 1993)  . . . . . . . . . . . .         216,950          230,775
                                                                                        $  324,800       $  276,875

     Maximum amount outstanding at any month-end during the period . . . . . . . .      $  333,865       $  276,875

     Weighted average amount (based on the daily outstanding balance) outstanding for the period (weighted average interest rates of 4.58% for the year ended
        December 31, 1994 and 3.33% for the year ended December 31, 1993)  . . . .      $  273,015       $  237,526

   7. Bank Lines of Credit and Compensating Bank Balances

         Arrangements by the Company and its subsidiaries for committed lines of credit are maintained entirely by fee payments in lieu of compensating balances. Arrangements for uncommitted lines of credit have no fee or compensating balance requirements.

         On November 22, 1994, the Company, PSCCC and certain subsidiaries extended a credit facility with several banks providing $300 million in committed bank lines of credit. The credit facility, which is used primarily to support the issuance of commercial paper by the Company and PSCCC, alternatively provides for direct borrowings thereunder. Under the current extension, Cheyenne, 1480 Welton, Inc., Fuelco and PSRI are provided access to the credit facility with direct borrowings guaranteed by the Company. The facility expires November 21, 1995.

         Individual arrangements for uncommitted bank lines of credit totaled $75 million at December 31, 1994. The unused uncommitted bank lines of credit at December 31, 1994 was $9 million. The Company may borrow under uncommitted preapproved lines of credit upon request; however, the banks have no firm commitment to make such loans.

   8. Commitments and Contingencies

   Regulatory Matters

   Electric and Gas Cost Adjustment Mechanisms

         The Company's ECA mechanism was revised and a new QFCCA mechanism was implemented on December 1, 1993, along with the base rate changes resulting from the 1993 rate case. Under the revised ECA, fuel used for generation and purchased energy costs from utilities, QFs and IPPFs (excluding all purchased capacity costs) to serve retail customers, are recoverable. Purchased capacity costs are recovered as a component of base rates, except as described below. The ECA rate is revised annually on October 1. Recovered energy costs are compared with actual costs on a monthly basis and differences, including interest, are deferred. Under the QFCCA, all purchased capacity costs from new QF projects, not reflected in base rates, are recoverable similar to the ECA. While the CPUC approved the QFCCA, recovery of such costs may be subject to an earnings test, which has not yet been defined by the CPUC. The OCC has proposed an annual earnings test that may result in a reduction of QFCCA recoveries to the extent the Company's earnings are in excess of its 11% authorized rate of return on regulated common equity. Hearings regarding this matter are scheduled for April 1995.

         The  CPUC  held  a prehearing  conference  on May  24,  1994 for  the
   purpose  of  establishing   a  schedule  for  reviewing  the  justness  and
   reasonableness  of  GCA  and  ECA  mechanisms  used  by  gas  and  electric utilities within its jurisdiction resulting in the opening of an investigatory docket. Open hearings were held in December 1994. The OCC and the CPUC staff are recommending the elimination of these cost adjustment mechanisms. The Company is in opposition to the elimination of these cost adjustment mechanisms and has filed initial comments, as well as responded to the comments filed by the other parties. On February 6-7, 1995, as part of an open hearing, the CPUC determined that proceeding with a generic ECA rulemaking docket was not appropriate. However, the Company is required to make an individual filing with the CPUC related to its ECA by September 1, 1995 to review whether the ECA should be maintained in its present form, altered or eliminated. Additionally, the CPUC preliminarily determined that the GCA will continue under current practices. The CPUC staff will hold informal roundtable discussions for the purpose of clarifying the review procedures for the GCA.

         On June 8, 1994, the CPUC approved the recovery of certain "energy efficiency credits" from retail jurisdiction customers through the DSMCA with collection estimated to begin July 1, 1995. At December 31, 1994, the Company has recognized approximately $6.7 million of unbilled revenue related to these credits. On December 1, 1994, the OCC filed an appeal in Denver District Court of the CPUC's decision approving the collection of these credits. If the OCC is successful in its appeal, the Company could be required to reverse these unbilled revenues.

   Incentive Regulation and Demand Side Management

         The CPUC has opened a separate docket to investigate issues relating to the adoption and implementation of incentive regulation, which includes the concept of decoupling the Company's earnings from sales, and additional DSM incentives. On February 10, 1994, the parties to this docket filed a unanimous stipulation and settlement agreement with the CPUC. Provisions of the stipulation include, among other things, retaining the cost recovery component of the DSMCA through December 31, 1998, modifying slightly the DSM incentive mechanism for 1994 and 1995 and forming a technical working group to study and analyze various alternative annual revenue reconciliation mechanisms and incentive mechanisms for 1996 through 1998, which would replace existing DSM incentives until another mechanism or regulatory approach is approved by the CPUC. The stipulation agreement, which includes a procedural schedule to review the results of all studies and simulations over the next year, was approved by the CPUC on June 16, 1994. The technical working group will present to the CPUC a detailed analysis demonstrating the effect of the various proposed mechanisms by the end of the first quarter of 1995.

   1993 Rate Case

         On November 26, 1993, the CPUC issued its final written decision regarding the Company's 1993 rate case, lowering the Company's annual base rate revenue requirement by approximately $5.2 million (a $13.1 million electric revenue decrease partially offset by a $7.1 million gas revenue increase and a $0.8 million steam revenue increase) with new rates effective December 1, 1993. The OCC has filed in Denver District Court an appeal of the CPUC's decision. The OCC has claimed that the accounting related to a specific income tax issue results in the overcollection of costs from ratepayers. The Company is in opposition to the appeal. The Company believes that the resolution of this appeal will not have a material effect on its financial position or results of operations.

         On August 1, 1994, the Company filed its Phase II testimony. The Phase II proceedings will address cost allocation issues and specific rate changes for the various customer classes based on the results of the Phase I hearings and decision that became effective December 1, 1993. A final CPUC decision on the Phase II proceedings is expected in late 1995.

   Environmental Issues

   Environmental Site Cleanup

         Under CERCLA, the EPA has identified, and a Phase II environmental assessment has revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The Company, which is one of several PRPs, is involved in the cleanup of this site which began in November 1992 and is expected to be completed during the second quarter of 1995. The total project cost is currently estimated to be approximately $8.5 million. The Company believes it is probable that a significant portion of these cleanup costs will be recovered through claims made against the Company's insurance companies as monetary settlements with certain insurers have been achieved. Lawsuits against certain remaining insurance companies have been filed in the Denver District Court and a trial is scheduled to begin in late February 1995. To the extent such costs are not recovered by insurance or from other
   PRPs, the Company believes it is probable that such costs will be recovered through the rate regulatory process.

         PCB  presence has  been identified  in  the  basement of  an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against the Company in the Denver District Court. The action alleged that the Company was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million settlement agreement between the Company and the building owners resolving all claims between the Company and the building owners. The Company believes it is probable that it will recover some portion of these costs through insurance claims. To the extent such costs are not recovered by insurance, the Company believes it is probable that such costs will be recovered through the rate regulatory process.

         The  Company is  pursuing  reoccupation of  its  former  Headquarters

   Office Building, which contained asbestos. The asbestos abatement/removal at the site was recently completed at a cost of approximately $8.3 million. The Company plans to further remodel and reoccupy the facility during 1995 and 1996 and expects to recover all such costs through the rate regulatory process.

         The Elitch Gardens Amusement Park site near downtown Denver has revealed low level, widespread contamination. The Company had used the site in the past as a manufactured gas plant site and is one of three PRPs. An agreement has been signed by Trillium Corporation, a PRP, Elitch Gardens Co. and the Company, releasing the Company from responsibility for the first $2 million of expenses related to contamination. Any contamination expenses incurred during construction or thereafter which exceed $2 million will be the responsibility of the Company; however, the Company could then pursue recovery of the incurred costs from Burlington Northern Railroad, the third PRP, and/or through insurance claims. Contamination expenses to date have not exceeded $2 million.

         In addition to these sites, the Company has identified several sites where cleanup of hazardous substances may be required. While potential liability and settlement costs are still under investigation and negotiation, the Company believes that the resolution of these matters will not have a material effect on its financial position or results of operations. The Company fully intends to pursue the recovery of all significant costs incurred for such projects through insurance claims and/or the rate regulatory process. To the extent any costs are not recovered through the options listed above, the Company would be required to recognize an expense for such unrecoverable amounts.

   Other Environmental Matters

         Under the Clean Air Act Amendments of 1990, coal burning power plants are required to reduce SO 2 and NOx emissions to specified levels
   through  a phased  approach.   The  Company is  currently meeting  Phase  I
   emission standards  placed on SO2  through the use  of low sulfur coal  and
   the  operation  of  pollution  control  equipment  on  certain   generation
   facilities. The Company will be required to modify certain boilers by the year 2000 to reduce NOx emissions in order to comply with Phase II requirements at an estimated total future cost of approximately $21
   million.   The Company is studying its options  to reduce SO 2 emissions and currently does not anticipate that these regulations will significantly impact its operations.

         On August 18, 1993, a conservation organization filed a complaint in U.S. District Court for the District of Colorado, pursuant to Section 304 of the Federal Clean Air Act, against the Company and the other joint owners of the Hayden station. The plaintiff alleges that, on certain occasions, the station exceeded opacity limitations during the past several years. The complaint seeks, among other things, civil monetary penalties. At this time the Company is not able to estimate the amount, if any, of its potential liability or whether additional particulate control equipment will be required. Discovery has been completed and a trial date has been set for August 1995.

         The Company believes that, consistent with historical regulatory treatment, any costs to comply with pollution control regulations would be recovered from its customers. However, no assurance can be given that this practice will continue in the future.

   Purchase requirements

   Coal purchases and transportation

         At December 31, 1994, the Company had in place long-term contracts for the purchase of coal through 2017. The minimum remaining quantities to be purchased under these contracts total 92 million tons. The coal purchase prices are subject to periodic adjustment for inflation and market conditions. Total estimated obligations, based on current prices, were approximately $820 million at December 31, 1994.

         The Company has entered into long-term contracts for the transportation of coal by railroad in Company-owned or leased railcars to existing power plants. These agreements, expiring in 2000, provide for a minimum remaining transport quantity of 27 million tons. Coal transport contract prices are negotiated based on market conditions and are adjusted periodically for inflation and operating factors. Total estimated obligations, based on current prices, were approximately $93 million at December 31, 1994.

   Natural gas purchases and transportation

         The Company and Cheyenne have entered into long-term contracts for the purchase, firm transportation and storage of natural gas which expire on various dates through 1998. In compliance with the rules established by FERC Order 636, the Company renegotiated contracts during 1993 with its two primary gas pipeline suppliers and committed to continue purchasing gas for the next three years. The Company will not incur any gas supply realignment costs otherwise applicable under FERC Order 636. At December 31, 1994, the Company and Cheyenne have minimum obligations under such contracts of $222 million in 1995 declining thereafter for a total estimated commitment of $431 million.

   Purchased power

         The Company and Cheyenne have entered into agreements with utilities and QFs for purchased power to meet system load and energy requirements, to replace generation from Company-owned units under maintenance and outages, and to meet the Company's operating reserve obligation to the Pool.

         The Company has various pay-for-performance contracts with QFs having expiration dates through the year 2026. In general, these contracts provide for capacity payments, subject to the QFs meeting certain contract obligations, and energy payments based on actual power taken under the contracts. The capacity and energy costs are recovered through base rates, the ECA and the QFCCA. Additionally, the Company and Cheyenne have long-term purchased power contracts with various regional utilities expiring through 2022. In general, these contracts provide for capacity and energy payments which approximate the cost of the sellers. These costs have historically been recoverable through the ECA; however, effective December 1, 1993, the Company's capacity costs were reflected in base rates. Total capacity and energy payments associated with such contracts were $427 million, $366 million and $332 million in 1994, 1993 and 1992, respectively.

         At December 31, 1994, the estimated future payments for capacity that the Company and Cheyenne are obligated to purchase, subject to availability, are as follows:

                                                                                          Regional
                                                                           QFs           Utilities          Total
                                                                                  (Thousands of Dollars)
      1995   . . . . . . . . . . . . . . . . . . . . .                $   142,070      $   176,936      $   319,006
      1996   . . . . . . . . . . . . . . . . . . . . .                    143,499          183,089          326,588
      1997   . . . . . . . . . . . . . . . . . . . . .                    143,583          184,691          328,274
      1998   . . . . . . . . . . . . . . . . . . . . .                    143,299          183,383          326,682
      1999   . . . . . . . . . . . . . . . . . . . . .                    143,275          175,160          318,435
      2000 and thereafter  . . . . . . . . . . . . . .                  1,292,476        2,239,290        3,531,766
        Total  . . . . . . . . . . . . . . . . . . . .                $ 2,008,202      $ 3,142,549      $ 5,150,751

         Historically, all minimum coal, coal transportation, natural gas and purchased power requirements have been met.

   Other purchases

         Commitments made for  the purchase of  materials, plant and equipment
   additions,   DSM   expenditures   and   other  various   items   aggregated
   approximately $405 million at December 31, 1994.

   Employee Litigation

         Several employee lawsuits have been filed against the Company involving alleged sexual/age discrimination. In addition, certain employees terminated as part of the Company's 1991/1992 organizational analysis asserted breach of contract and promissory estoppel with respect to job security and breach of the covenant of good faith and fair dealing. A jury recently awarded two of 21 plaintiffs approximately $500,000, which the Company has accrued. The Company is considering an appeal of this decision. The remaining 19 claims were dismissed. The Company is actively contesting all outstanding lawsuits and believes the ultimate outcome will not have a material impact on the Company's results of operations or financial position.

   Leasing program

         The Company and its subsidiaries maintain operating leases for equipment and facilities used in the normal course of business. The majority of these operating leases are under a leasing program that has initial noncancelable terms of one year, while the remaining operating leases have various terms. These leases may be renewed or replaced. No material restrictions exist in these leasing agreements concerning dividends, additional debt, or further leasing. Rental expense for 1994, 1993 and 1992 was $29.7 million, $28.1 million, and $25.1 million, respectively. At December 31, 1994, estimated future minimum rental payments applicable to noncancelable operating leases were as follows:

                                                                                           (Thousands of Dollars)
         1995  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $   17,572
         1996  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               16,521
         1997  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               14,250
         1998  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               13,038
         1999  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .               11,133
         2000 and thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . .               23,029

             Total minimum rental payments . . . . . . . . . . . . . . . . . . . . .           $   95,543

             The Company has in place a leasing program which includes a provision whereby the Company indemnifies the lessor for all liabilities which might arise from the acquisition, use, or disposition of the leased property.

   Fort St. Vrain

         See Note 2 for certain contingencies relating to Fort St. Vrain.

   9.  Jointly-Owned Electric Utility Plants

         The Company's investment in jointly-owned plants and its ownership percentages as of December 31, 1994 are:

                                                           Plant                         Construction
                                                            in         Accumulated          Work in
                                                          Service     Depreciation         Progress    Ownership %
                                                                 (Thousands of Dollars)
        Hayden Unit 1  . . . . . . . . . . . . .      $   37,183       $   29,238         $    1,151       75.50
        Hayden Unit 2  . . . . . . . . . . . . .          57,616           29,489                229       37.40
        Hayden Common Facilities   . . . . . . .           1,679            1,258                924       53.10
        Craig Units 1 & 2  . . . . . . . . . . .          56,874           21,091                312        9.72
        Craig Common Facilities Units 1 & 2  . .           7,533            2,779                785        9.72
        Craig Common Facilities Units 1,2 & 3  .           8,218            2,956                410        6.47
        Transmission Facilities, Including
          Substations  . . . . . . . . . . . . .          72,037           19,575                  -     42.0-73.0
                                                      $  241,140       $  106,386         $    3,811

             These assets include approximately 331 Mw of net dependable generating capacity. The Company is responsible for its proportionate share of operating expenses (reflected in the consolidated statements of income) and construction expenditures.

   10. Employee Benefits

   Pensions

         The Company and its subsidiaries (excluding Natural Fuels) maintain a noncontributory defined benefit pension plan covering substantially all employees.

     The net pension expense in 1994, 1993 and 1992 was comprised of:

                                                                           1994             1993             1992
                                                                                   (Thousands of Dollars)
     Service cost  . . . . . . . . . . . . . . . . . . . . . . . .       $ 16,169         $ 15,868         $ 14,788
     Interest cost on projected benefit
      obligation   . . . . . . . . . . . . . . . . . . . . . . . .         45,518           38,106           35,695
     Actual return on plan assets  . . . . . . . . . . . . . . . .          5,844          (52,369)         (34,317)
     Amortization of net transition asset  . . . . . . . . . . . .         (3,674)          (3,674)          (3,674)
     Other items . . . . . . . . . . . . . . . . . . . . . . . . .        (56,996)           8,219           (6,317)

        Net pension expense  . . . . . . . . . . . . . . . . . . .       $  6,861         $  6,150         $  6,175

         The pension plan was amended in 1994 (as discussed below) requiring the use of two sets of assumptions in the calculation of the 1994 net periodic pension cost. Significant assumptions used in determining net periodic pension cost were:

                                                                     Jan-Mar      Apr-Dec
                                                                      1994         1994        1993         1992
     Discount rate                                                      7.5%         8.0%        8.2%         8.2%
     Expected long-term increase in compensation
      level                                                             5.0%         5.0%        5.5%         5.5%
     Expected weighted average long-term rate of
      return on assets                                                 10.5%        10.5%         11%          11%

         Variances between actual experience and assumptions for costs and returns on assets are amortized over the average remaining service lives of employees in the plan.

      A comparison of the actuarially computed benefit obligations and plan assets at December 31, 1994 and 1993, is presented in the following table. Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund and government securities held either directly or in commingled funds. The Company and its subsidiaries' funding policy is to contribute annually, at a minimum, the amount necessary to satisfy the IRS funding standards.

                                                                                            1994             1993
                                                                                             (Thousands of Dollars)
     Actuarial present value of benefit obligations:
        Vested   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $410,117         $392,623
        Nonvested  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            30,136           39,343
                                                                                           440,253          431,966
     Effect of projected future salary increases . . . . . . . . . . . . . . . .            87,079          128,294

     Projected benefit obligation for service rendered to date . . . . . . . . .           527,332          560,260

     Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . .          (491,735)        (523,548)
     Projected benefit obligation in excess of plan assets . . . . . . . . . . .           (35,597)         (36,712)
     Unrecognized net loss . . . . . . . . . . . . . . . . . . . . . . . . . . .            33,650           58,252
     Prior service cost not yet recognized in net periodic pension cost  . . . .            32,368           34,673
     Unrecognized net transition asset at January 1, 1986,
        being recognized over 17 years   . . . . . . . . . . . . . . . . . . . .           (29,390)         (33,064)

     Prepaid pension asset . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  1,031         $ 23,149

      Significant assumptions used in determining the benefit obligations were:

                                                                                     1994             1993
Discount rate                                                                         8.75%            7.5%
Expected long-term increase in compensation level                                      5.0%            5.0%

          On January 25, 1994, the Board of Directors approved an amendment to the Plan which offered an incentive for early retirement for employees age 55 or older with 20 years of service as well as a Severance Enhancement Program (SEP) option for these same eligible employees for the period February 4, 1994 to April 1, 1994. The Plan amendment generally provided for the following retirement enhancements: a) unreduced early retirement benefits, b) three years of additional credited service and c) a supplement of either a one-time payment equal to $400 for each full year of service to be paid from general corporate funds or a $250 social security supplement each month up to age 62 to be paid by the Plan.

         The SEP provided for: a) a one-time severance ranging from $20,000 - $90,000, depending on an employee's organization level, b) a continuous years of service bonus (up to 30 years) and c) a cash benefit of $10,000.

         Approximately 550 employees elected to participate in the early retirement/severance enhancement program, of which approximately 370 employees elected the early retirement benefit. The total cost of the program was approximately $39.7 million. These costs have been deferred and, effective April 1, 1994, are being amortized to expense over approximately 4.5 years in accordance with rate regulatory treatment. This amortization period represents the participants' average remaining years of service to their expected retirement date.

         During  1993,  the  Board   of  Directors  of  the  Company  approved
   amendments that: 1) eliminated the minimum age of 21 for receiving credited service, 2) provided for an automatic increase in monthly payments to a retired plan member in the event the member's spouse or other contingent annuitant dies prior to the member and 3) provided for Average Final Compensation to be based on the highest average of three consecutive years compensation. These plan changes increased the projected benefit obligation by approximately $24.6 million.

   Involuntary severance program

         During 1994, in a continuing effort to lower operating costs, the Company implemented an involuntary severance program which reduced management and staff levels by approximately 550 employees. Approximately $10.7 million of involuntary severance costs were accrued, of which $8.7 million served to reduce pre-tax earnings.

   Postretirement benefits other than pensions

         The Company and its subsidiaries provide certain health care and life insurance benefits for retired employees. A significant portion of the employees become eligible for these benefits if they reach either early or normal retirement age while working for the Company or its subsidiaries. Historically, the Company has recorded the cost of these benefits on a pay-as-you-go basis, consistent with the regulatory treatment. Effective January 1, 1993, the Company and its subsidiaries adopted SFAS 106 which requires the accrual, during the years that an employee renders service to the Company, of the expected cost of providing postretirement benefits other than pensions to the employee and the employee's beneficiaries and covered dependents.

         The Company is transitioning to full accrual accounting for OPEB costs between January 1, 1993 and December 31, 1997, consistent with the accounting requirements for rate regulated enterprises. All OPEB costs deferred during the transition period will be amortized on a straight line basis over the subsequent 15 years. Effective December 1, 1993, the Company began recovering such costs based on the level of expense determined in accordance with the CPUC approach in the Fort St. Vrain Supplemental Settlement Agreement. On January 13, 1995, the CPUC approved the 1994 revision to the Supplemental Settlement Agreement, which accelerated the recovery of OPEB costs as required under SFAS 106 and approved other changes to certain ratemaking principles. The change in recovery was retroactive to January 1, 1994, and accordingly, resulted in an increased OPEB expense.

          The Company plans to file a FERC rate case in 1995 which will include a request for approval to recover all wholesale jurisdiction SFAS 106 costs. Effective January 1, 1993, Cheyenne began recovering SFAS 106 costs as approved by the WPSC. The Company and Cheyenne intend to fund this plan based on the amounts reflected in cost-of-service, consistent with the rate orders.

             The net periodic postretirement benefit cost in 1994 and 1993 under SFAS 106 was comprised of:

                                                                                            1994             1993
                                                                                           (Thousands of Dollars)
     Service cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          $  6,101         $  4,943
     Interest cost on projected benefit obligation . . . . . . . . . . . . . . .            24,111           20,828
     Return on plan assets . . . . . . . . . . . . . . . . . . . . . . . . . . .              (938)            (164)
     Amortization of net transition obligation at January 1, 1993,
      assuming a 20 year amortization period   . . . . . . . . . . . . . . . . .            12,710           12,710

     Net postretirement benefit cost required by SFAS 106  . . . . . . . . . . .            41,984           38,317
     OPEB expense recognized in accordance with current regulation . . . . . . .           (30,266)         (12,462)
     Increase in regulatory asset (Note 1) . . . . . . . . . . . . . . . . . . .            11,718           25,855
     Regulatory asset at beginning of year . . . . . . . . . . . . . . . . . . .            25,855                -
     Regulatory asset at end of year . . . . . . . . . . . . . . . . . . . . . .          $ 37,573         $ 25,855

             Significant   assumptions   used   in   determining  net  periodic
   postretirement benefit cost were:

                                                                    Jan-Mar           Apr-Dec
                                                                    1994               1994            1993
Discount rate                                                          7.5%              8.0%            8.2%
Expected long-term increase in
  compensation level                                                   5.0%              5.0%            5.5%
Expected return on plan assets                                        10.5%             10.5%           10.5%

           The OPEB expense on a pay-as-you-go basis was $9.1 million for 1992.

         A comparison of the actuarially computed benefit obligations and plan assets at December 31, 1994 and 1993 is presented in the following table. Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund, government securities and other short-term investments held either directly or in commingled funds.

                                                                                           1994              1993
                                                                                             (Thousands of Dollars)
     Accumulated postretirement benefit obligation:
        Retirees and eligible beneficiaries  . . . . . . . . . . . . . . . . . .          $ 95,382         $ 86,718
        Other fully eligible plan participants   . . . . . . . . . . . . . . . .            71,683           95,103
        Other active plan participants   . . . . . . . . . . . . . . . . . . . .            86,505           98,342
              Total                                                                        253,570          280,163
     Plan assets at fair value . . . . . . . . . . . . . . . . . . . . . . . . .           (18,114)            (476)

     Accumulated benefit obligation in excess of plan assets . . . . . . . . . .           235,456          279,687
     Unrecognized net gain (loss)  . . . . . . . . . . . . . . . . . . . . . . .            35,423          (10,059)
     Unrecognized transition obligation  . . . . . . . . . . . . . . . . . . . .          (228,773)        (241,483)
     Accrued postretirement benefit obligation   . . . . . . . . . . . . . . . .          $ 42,106         $ 28,145

             Significant   assumptions   used   in  determining the accumulated
   postretirement benefit obligation were:

                                                                                           1994             1993
     Discount rate . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .           8.75%            7.5%
     Ultimate health care cost trend rate  . . . . . . . . . . . . . . . . . . .            6.0%            5.3%
     Expected long-term increase in
      compensation level   . . . . . . . . . . . . . . . . . . . . . . . . . . .            5.0%            5.0%

             The assumed health care cost trend rate for 1994 is 11.5%, decreasing to 6.0% in 0.5% annual increments. A 1% increase in the assumed health care cost trend will increase the estimated total accumulated benefit obligation by $35.8 million, and the service and interest cost components of net periodic postretirement benefit costs by $4.6 million.

   Postemployment benefits

         The Company and its subsidiaries adopted SFAS 112 on January 1, 1994, the effective date of the statement. SFAS 112 establishes the accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (postemployment benefits). The Company has recorded a $21 million regulatory asset (see

   Note 1) and a corresponding liability on the consolidated balance sheet, assuming an 8% discount rate. The Company believes it is probable that it will receive regulatory approvals to recover these costs in future rates.

   Incentive compensation

         The Omnibus Incentive Plan provides for annual and long-term incentive awards for officers and management employees. One million shares of common stock have been authorized for awards under the Plan as it allows for the issuance of stock options and/or restricted shares. The stock options are issued at the fair market value of the Company's common stock at the date of issue and vest over a three-year period. Cash and restricted stock awards were made under the Omnibus Incentive Plan for calendar years 1994 and 1993. Additionally, options were granted to eligible employees for these same years.

         The  Employee  Incentive  Plan   provides  for  cash  awards  to  all
   employees based on the achievement of corporate goals. Performance goals were met in 1994 and 1993.

         The   expenses   accrued   under   both   incentive   plans   totaled
   approximately $6.0 million in 1994 and $5.2 million in 1993.

   11. Financial Instruments

   Fair value of financial instruments

         The following table presents the carrying amounts and fair values of the Company's significant financial instruments at December 31, 1994 and 1993. The carrying amount of all other financial instruments approximates fair value. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                                                         1994                            1993
                                                                 Carrying       Fair          Carrying       Fair
                                                                  Amount        Value          Amount        Value
                                                                               (Thousands of dollars)
        Investments, at cost   . . . . . . . . . . . .          $   7,308    $    7,283      $   7,693     $  7,749
        Preferred stock subject to mandatory redemption            45,241        45,518         45,454       46,650
        Long-term debt   . . . . . . . . . . . . . . .          1,168,480     1,119,391      1,195,669    1,255,768

             The fair value of the debt and equity securities included in Investments, at cost is estimated based on quoted market prices for the same or similar investments and are classified as held-to-maturity. The unrealized holding gains and losses for these debt and equity securities are not significant.

         The estimated fair values of preferred stock subject to mandatory redemption and long-term debt are based on quoted market prices of the same or similar instruments. Since the Company and Cheyenne are subject to regulation, any gains or losses related to the difference between the carrying amount and the fair value of these financial instruments would not be realized by the Company's shareholders.

   Off-balance-sheet financial instrument

         In accordance with NRC decommissioning funding requirements for nuclear power reactors, the Company has obtained a $66 million irrevocable letter of credit which bears a market interest rate. The NRC is the beneficiary of this letter of credit. At December 31, 1994 and 1993, no amounts were outstanding under this letter of credit. In general, such letter of credit may be exercised by the NRC in the event the Company is in default of its performance obligations under the decommissioning plan.

   Concentration of credit risk - accounts receivable

         No individual customer or group of customers engaged in similar activities represents a material concentration of credit risk to the Company and its subsidiaries.

   12. Income Tax Expense

         The provisions for income tax for the years ended December 31, 1994, 1993 and 1992 consist of the following:

                                                                           1994             1993            1992
                                                                                (Thousands of Dollars)
     Current income taxes:
        Federal  . . . . . . . . . . . . . . . . . . . . . . . . .       $ 22,081         $ 34,684         $ 34,265
        State  . . . . . . . . . . . . . . . . . . . . . . . . . .         (2,016)          (2,208)           1,513
          Total current income taxes   . . . . . . . . . . . . . .         20,065           32,476           35,778

     Deferred income taxes . . . . . . . . . . . . . . . . . . . .         34,234           33,435           22,509

     Investment tax credits - net  . . . . . . . . . . . . . . . .         (5,799)          (4,917)          (5,138)

     Total provision for income taxes  . . . . . . . . . . . . . .       $ 48,500         $ 60,994         $ 53,149

            During 1994, as a result of a detailed analysis of the income tax accounts, the Company recorded a decrease in its income tax liabilities, which served to reduce Federal and state income tax expenses by approximately $21.3 million, or 34 cents per share. The detailed analysis was completed in conjunction with the Company's implementation of the full normalization method of accounting for income taxes as provided for in a recent rate order from the CPUC.

         A reconciliation of the statutory U.S. income tax rates to the effective tax rates is as follows:

                                                            1994                    1993                   1992
                                                                           (Thousand of Dollars)
     Tax computed at U.S. statutory rate on
        pre-tax accounting income  . . . . . .         $76,569    35.0%       $76,424    35.0%      $64,522    34.0%
     Increase (decrease) in tax from:
      Allowance for funds used
        during construction  . . . . . . . . .          (2,449)   (1.1)        (4,369)   (2.0)       (3,827)   (2.0)
      Amortization of investment tax credits            (5,792)   (2.6)        (4,889)   (2.2)       (5,128)   (2.7)
      Cash surrender value of life
        insurance policies   . . . . . . . . .          (7,643)   (3.5)        (6,386)   (2.9)       (4,620)   (2.4)
      Capitalized software, net of amortization              -       -         (4,820)   (2.2)       (7,115)   (3.7)
      Capitalized overheads  . . . . . . . . .               -       -          7,170     3.3         7,112     3.7
      Lease amortization   . . . . . . . . . .               -       -          3,692     1.7         3,407     1.8
      Amortization of prior flow-through amounts        10,509     4.8            934     0.4             -       -
      Adoption of SFAS 109   . . . . . . . . .               -       -         (1,911)   (0.9)            -       -
      Tax accrual adjustment   . . . . . . . .         (21,262)   (9.7)             -       -             -       -
      Other-net  . . . . . . . . . . . . . . .          (1,432)   (0.7)        (4,851)   (2.2)       (1,202)   (0.7)
      Total income taxes   . . . . . . . . . .         $48,500    22.2%       $60,994    28.0%      $53,149    28.0%

         The Company and its subsidiaries adopted SFAS 109 on January 1, 1993. The impact of adoption was not material to the consolidated results of operations and, therefore, has not been reflected as the cumulative effect of a change in accounting principle.

         The Company and its regulated subsidiaries have historically provided for deferred income taxes to the extent allowed by their regulatory agencies whereby deferred taxes were not provided on all differences between financial statement and taxable income (the flow-through method). To give effect to temporary differences for which deferred taxes were not previously required to be provided, a regulatory asset was recognized. The regulatory asset represents temporary differences primarily associated with prior flow-through amounts and the equity component of allowance for funds used during construction, net of temporary differences related to unamortized investment tax credits and excess deferred income taxes that have resulted from historical reductions in tax rates (see Note 1). During 1993, the Federal statutory income tax rate was raised from 34% to 35%, retroactive to January 1, 1993. The impact of this tax rate change on the Company was to increase the net deferred income tax liability by $16.8 million, of which $16.7 million increased the regulatory asset related to income taxes.

         Effective December 1, 1993, pursuant to a CPUC order, the Company adopted full income tax normalization for rate regulatory purposes with the regulatory tax asset being recovered over a thirteen year period. Effective January 1, 1993, Cheyenne began recovering SFAS 109 costs as approved by the WPSC.

         The tax effects of significant temporary differences representing deferred tax liabilities and assets as of December 31, 1994 and 1993 are as follows:

                                                                                            1994             1993
                                                                                             (Thousands of Dollars)
     Deferred income tax liabilities:
      Accelerated depreciation and amortization  . . . . . . . . .                        $332,222         $313,275
      Plant basis differences (prior flow-through)   . . . . . . .                         188,194          168,131
      Allowance for equity funds used during construction  . . . .                          49,824           51,500
      Pensions   . . . . . . . . . . . . . . . . . . . . . . . . .                          35,975           31,689
      Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                          41,792           28,398
        Total  . . . . . . . . . . . . . . . . . . . . . . . . . .                         648,007          592,993
     Deferred income tax assets:
      Investment tax credits   . . . . . . . . . . . . . . . . . .                          73,270           76,841
      Contributions in aid of construction   . . . . . . . . . . .                          47,832           33,063
      Other  . . . . . . . . . . . . . . . . . . . . . . . . . . .                          61,946           41,760
        Total  . . . . . . . . . . . . . . . . . . . . . . . . . .                         183,048          151,664
     Net deferred income tax liability . . . . . . . . . . . . . .                        $464,959         $441,329

          As of December 31, 1994 the Company has cumulative AMT carryforwards of approximately $12.7 million. A valuation allowance has not been recorded as the Company expects that all deferred income tax assets will be realized in the future.

   13. Segments of Business

         Segment information for the year ended December 31, 1994 is as follows:

                                                                 Electric(1)      Gas          Other        Total
                                                                             (Thousands of Dollars)
     Operating revenues  . . . . . . . . . . . . . . .          $ 1,399,836   $  624,922   $    32,626  $ 2,057,384
     Operating expenses, excluding depreciation
      and income taxes   . . . . . . . . . . . . . . .            1,032,396      558,929         7,732    1,599,057
     Depreciation and amortization . . . . . . . . . .              107,769       29,078         2,188      139,035
      Total operating expenses*  . . . . . . . . . . .            1,140,165      588,007         9,920    1,738,092
     Operating income* . . . . . . . . . . . . . . . .          $   259,671   $   36,915   $    22,706  $   319,292
     Plant construction expenditures** . . . . . . . .          $   223,773   $   91,492   $     1,873  $   317,138

     Identifiable assets, December 31, 1994:
      Property, plant and equipment**  . . . . . . . .          $ 2,543,267   $  674,974   $    73,161  $ 3,291,402

      Materials and supplies   . . . . . . . . . . . .          $    55,756   $   11,782   $        62       67,600

      Fuel inventory   . . . . . . . . . . . . . . . .          $    31,225   $       --   $       145       31,370

      Gas in underground storage(2)  . . . . . . . . .          $        --   $   42,355   $        --       42,355
      Other corporate assets   . . . . . . . . . . . .                                                      775,105
                                                                                                        $ 4,207,832

        Segment information for the year ended December 31, 1993 is as follows:

                                                             Electric        Gas          Other          Total
                                                                        (Thousands of Dollars)
Operating revenues  . . . . . . . . . . . . . . .          $ 1,337,053   $  628,324   $    33,308  $  1,998,685
Operating expenses, excluding depreciation
  and income taxes  . . . . . . . . . . . . . . .              953,049      560,593         2,312     1,515,954
Depreciation and amortization . . . . . . . . . .              109,958       28,305         2,541       140,804
  Total operating expenses* . . . . . . . . . . .            1,063,007      588,898         4,853     1,656,758
Operating income* . . . . . . . . . . . . . . . .          $   274,046   $   39,426   $    28,455  $    341,927
Plant construction expenditures** . . . . . . . .          $   205,153   $   86,867   $     1,495  $    293,515


                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Continued)

Identifiable assets, December 31, 1993:
 Property, plant and equipment**  . . . . . . . .          $ 2,413,585   $  695,456   $    84,100  $  3,193,141

  Materials and supplies  . . . . . . . . . . . .          $    64,674   $   12,993   $        65        77,732

  Fuel inventory  . . . . . . . . . . . . . . . .          $    35,337   $       --   $       147        35,484

  Gas in underground storage(2) . . . . . . . . .          $        --   $   41,130   $        --        41,130
  Other corporate assets  . . . . . . . . . . . .                                                       710,113
                                                                                                   $  4,057,600

(1) Includes additional expense of approximately $43.4 million for defueling and decommissioning.
(2)  Additional gas storage was purchased as part of the Company's implementation strategy associated with FERC Order 636.

*  Before income taxes.
** Includes allocation of common utility property.

         Segment information for the year ended December 31, 1992 is as follows:

                                                                  Electric       Gas(3)       Other(4)      Total
                                                                             (Thousands of Dollars)
     Operating revenues  . . . . . . . . . . . . . . .          $ 1,260,769   $  568,886   $    32,618  $ 1,862,273
     Operating expenses, excluding depreciation
      and income taxes   . . . . . . . . . . . . . . .              886,215      529,225        16,740    1,432,180
     Depreciation and amortization . . . . . . . . . .               97,274       27,621         2,422      127,317
      Total operating expenses*  . . . . . . . . . . .              983,489      556,846        19,162    1,559,497
     Operating income* . . . . . . . . . . . . . . . .          $   277,280   $   12,040   $    13,456  $   302,776
     Plant construction expenditures** . . . . . . . .          $   185,170   $   73,685   $     2,811  $   261,666

     Identifiable assets, December 31, 1992:
      Property, plant and equipment**  . . . . . . . .          $ 2,331,116   $  653,898   $    92,495  $ 3,077,509

      Materials and supplies   . . . . . . . . . . . .          $    67,618   $   13,302   $        82       81,002

      Fuel inventory   . . . . . . . . . . . . . . . .          $    33,384   $       --   $       189       33,573

      Gas in underground storage   . . . . . . . . . .          $        --   $   14,393   $        --       14,393
      Other corporate assets   . . . . . . . . . . . .                                                      553,106
                                                                                                        $ 3,759,583

     (3)  Includes additional expense of approximately $26.9 million associated with the termination of the Synhytech project.
     (4)  Includes additional  expense of  approximately $11.4  million associated  with the loss  on sale  of BCC  real estate properties.

     *  Before income taxes.
     ** Includes allocation of common utility property.

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - (Concluded)

   14. Quarterly Financial Data (Unaudited)

         The  following   summarized  quarterly   information  for   1994  and
   1993 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. Information for any one quarterly period is not necessarily indicative of the results which may be expected for a twelve month period due to seasonal and other factors.

                                                                                           1994
                                                                                     Three months ended
                                                                      March 31    June 30   September 30  December 31
                                                                           (In Thousands-except per share data)
     Operating revenues  . . . . . . . . . . . . . . .               $ 612,436    $ 477,563   $ 431,954   $ 535,431
     Operating income  . . . . . . . . . . . . . . . .               $  78,430    $  58,027   $  47,601   $  86,734
     Net income  . . . . . . . . . . . . . . . . . . .               $  46,529    $  23,875   $  49,054   $  50,811
     Earnings available for common stock . . . . . . .               $  43,524    $  20,870   $  46,051   $  47,810
     Weighted average common shares outstanding  . . .                  60,919       61,425      61,779      62,064
     Earnings per weighted average common share  . . .                   $0.71        $0.34       $0.75       $0.77


                                                                                           1993
                                                                                     Three months ended
                                                                      March 31    June 30   September 30  December 31
                                                                           (In Thousands-except per share data)
     Operating revenues  . . . . . . . . . . . . . . .               $ 607,389    $ 448,001   $ 422,353   $ 520,942
     Operating income  . . . . . . . . . . . . . . . .               $  88,014    $  49,681   $  56,575   $  86,663
     Net income  . . . . . . . . . . . . . . . . . . .               $  58,687    $  20,435   $  25,527   $  52,711
     Earnings available for common stock . . . . . . .               $  55,678    $  17,426   $  22,519   $  49,706
     Weighted average common shares outstanding  . . .                  58,997       59,535      59,925      60,324
     Earnings per weighted average common share  . . .                   $0.94        $0.29       $0.38       $0.82

                                                                                                                    SCHEDULE II
                                                 PUBLIC SERVICE COMPANY OF COLORADO
                                                          AND SUBSIDIARIES

                                           VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                            Years Ended December 31, 1994, 1993 and 1992


                                                                        Additions
                                                       Balance at   Charged   Charged to    Deductions    Balance
                                                        beginning     to         other         from       at end
                                                        of period   income    accounts(1)  reserves(2)    of year
                                                                   (Thousands of Dollars)
     Reserve deducted from related assets:
       Provision for uncollectible accounts:

        1994   . . . . . . . . . . . . . . . .         $   3,276   $   8,533   $     132   $   8,768   $   3,173

        1993   . . . . . . . . . . . . . . . .         $   3,388   $   6,878   $      13   $   7,003   $   3,276

        1992   . . . . . . . . . . . . . . . .         $   4,741   $   5,483   $   1,511   $   8,347   $   3,388
        ---------------------------------------

     (1)  Bad debts recovered, transfers from customers' deposit, etc.
     (2)  Bad debt written off.

                                                                                                                  EXHIBIT 12(a)

                                                 PUBLIC SERVICE COMPANY OF COLORADO
                                                          AND SUBSIDIARIES

                                            COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                                                    TO CONSOLIDATED FIXED CHARGES

                                      (not covered by Report of Independent Public Accountants)



                                                                              Year Ended December 31,
                                                                1994      1993        1992       1991        1990
                                                                    (Thousands of Dollars, except ratios)
     Fixed charges:

        Interest on long-term debt   . . . . . . . . .        $ 89,005   $ 98,089   $ 92,581    $81,666     $75,075
        Interest on borrowings against COLI contracts           29,786     25,333     18,312      8,144       7,771
        Other interest   . . . . . . . . . . . . . . .          14,235      9,445     12,357     14,574      16,178
        Amortization of debt discount and expense
         less premium  . . . . . . . . . . . . . . . .           3,126      2,018      1,790      1,827       1,543
        Interest component of rental expense   . . . .           6,888      6,824      7,904      6,892       5,806

           Total   . . . . . . . . . . . . . . . . . .        $143,040   $141,709   $132,944   $113,103    $106,373

     Earnings (before fixed charges and taxes on income):
        Net income   . . . . . . . . . . . . . . . . .        $170,269   $157,360   $136,623   $149,693    $146,144
        Fixed charges as above   . . . . . . . . . . .         143,040    141,709    132,944    113,103     106,373
        Provisions for Federal and state taxes on income,
         net of investment tax credit amortization   .          48,500     60,994     53,149     69,288      73,978

           Total   . . . . . . . . . . . . . . . . . .        $361,809   $360,063   $322,716   $332,084    $326,495

     Ratio of earnings to fixed charges  . . . . . . .            2.53       2.54       2.43       2.94        3.07

                                                                                                                  EXHIBIT 12(b)

                                                 PUBLIC SERVICE COMPANY OF COLORADO
                                                          AND SUBSIDIARIES

                                            COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                                TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

                                      (not covered by Report of Independent Public Accountants)



                                                                              Year Ended December 31,
                                                                1994      1993        1992       1991        1990
                                                                    (Thousands of Dollars, except ratios)

     Fixed charges and preferred stock dividends:

        Interest on long-term debt   . . . . . . . . .        $ 89,005   $ 98,089   $ 92,581   $ 81,666    $ 75,075
        Interest on borrowings against COLI contracts           29,786     25,333     18,312      8,144       7,771
        Other interest   . . . . . . . . . . . . . . .          14,235      9,445     12,357     14,574      16,178
        Amortization of debt discount and expense less premium   3,126      2,018      1,790      1,827       1,543
        Interest component of rental expense   . . . .           6,888      6,824      7,904      6,892       5,806
        Preferred stock dividend requirement   . . . .          12,014     12,031     12,077     12,234      12,439
        Additional preferred stock dividend requirement          3,422      4,662      4,699      5,662       6,297

           Total   . . . . . . . . . . . . . . . . . .        $158,476   $158,402   $149,720   $130,999    $125,109

     Earnings (before fixed charges and taxes on income):
        Net income   . . . . . . . . . . . . . . . . .        $170,269   $157,360   $136,623   $149,693    $146,144
        Interest on long-term debt   . . . . . . . . .          89,005     98,089     92,581     81,666      75,075
        Interest on borrowings against COLI contracts           29,786     25,333     18,312      8,144       7,771
        Other interest   . . . . . . . . . . . . . . .          14,235      9,445     12,357     14,574      16,178
        Amortization of debt discount and expense less premium   3,126      2,018      1,790      1,827       1,543
        Interest component of rental expense   . . . .           6,888      6,824      7,904      6,892       5,806
        Provisions for Federal and state taxes on income,
         net of investment tax credit amortization   .          48,500     60,994     53,149     69,288      73,978

           Total   . . . . . . . . . . . . . . . . . .        $361,809   $360,063   $322,716   $332,084    $326,495

     Ratio of earnings to fixed charges
       and preferred stock dividends . . . . . . . . .            2.28       2.27       2.16       2.54        2.61

   Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Does not apply.

                                    PART III


   Item 10.  Directors and Executive Officers of the Registrant

         Information concerning the directors of the registrant is contained under ELECTION OF DIRECTORS in the registrant's 1995 Proxy Statement, which information is incorporated herein by reference.

   Executive Officers (at December 31, 1994 except as noted):

     Executive Officers                                                                      Initial Effective Date
     D. D. Hock, Age 59
       Chairman of the Board   . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     February 28, 1989
       and Chief Executive Officer   . . . . . . . . . . . . . . . . . . . . . . . . . .     October 1, 1988
       Chairman of the Board, Cheyenne Light, Fuel and Power Company   . . . . . . . . .     September 21, 1988
       Chairman of the Board, Fuel Resources Development Co.   . . . . . . . . . . . . .     March 22, 1989
       President, Fuel Resources Development Co.   . . . . . . . . . . . . . . . . . . .     May 12, 1993
       Chairman of the Board, 1480 Welton, Inc.  . . . . . . . . . . . . . . . . . . . .     September 26, 1988
       President, 1480 Welton, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . .     March 22, 1990
       Chairman of the Board and President, PSR Investments, Inc.  . . . . . . . . . . .     March 22, 1990
       Chairman of the Board and President, PS Colorado Credit Corporation   . . . . . .     March 22, 1990
       Chairman of the Board and President, Green and Clear Lakes Company  . . . . . . .     December 6, 1988
       Chairman of the Board, WestGas Interstate, Inc.   . . . . . . . . . . . . . . . .     April 22, 1993
       President, WestGas Interstate, Inc.   . . . . . . . . . . . . . . . . . . . . . .     June 4, 1993
       Chairman of the Board, WestGas TransColorado, Inc.  . . . . . . . . . . . . . . .     April 22, 1993
       President, WestGas TransColorado, Inc.  . . . . . . . . . . . . . . . . . . . . .     June 4, 1993
       Chairman of the Board, Natural Fuels Corporation  . . . . . . . . . . . . . . . .     June 11, 1993
       President, Natural Fuels Corporation  . . . . . . . . . . . . . . . . . . . . . .     November 5, 1993
        Chairman of the Board, e prime . . . . . . . . . . . . . . . . . . . . . . . . .     January 30, 1995
       Company Service: September, 1962

     Wayne H. Brunetti, Age 52
       President and Chief Operating Officer   . . . . . . . . . . . . . . . . . . . . .     June 28, 1994
       President, e prime  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     January 30, 1995
       Company Service: June, 1994

     Richard C. Kelly, Age 48
       Senior Vice President, Finance, Treasurer   . . . . . . . . . . . . . . . . . . .     June 28, 1994
          and Chief Financial Officer  . . . . . . . . . . . . . . . . . . . . . . . . .     January 23,1990
       Vice President, Fuel Resources Development Co.  . . . . . . . . . . . . . . . . .     April 26, 1990
       Treasurer, Fuel Resources Development Co  . . . . . . . . . . . . . . . . . . . .     August 5, 1994
       Vice President, PSR Investments, Inc.   . . . . . . . . . . . . . . . . . . . . .     September 22, 1986
       Vice President, PS Colorado Credit Corporation  . . . . . . . . . . . . . . . . .     March 30, 1987

       Treasurer, Cheyenne Light, Fuel and Power Company   . . . . . . . . . . . . . . .     July 15, 1994
       Treasurer, 1480 Welton, Inc.  . . . . . . . . . . . . . . . . . . . . . . . . . .     July 15, 1994

       Treasurer, Green and Clear Lakes Company  . . . . . . . . . . . . . . . . . . . .     July 15, 1994
       Treasurer, WestGas Interstate, Inc.   . . . . . . . . . . . . . . . . . . . . . .     July 15, 1994
       Treasurer, WestGas TransColorado, Inc   . . . . . . . . . . . . . . . . . . . . .     July 15, 1994
       Chairman and Chief Executive Officer, Service Telecommunications Co.  . . . . . .     February 8, 1991
       Vice President and Treasurer, e prime.  . . . . . . . . . . . . . . . . . . . . .     January 30, 1995
       Company Service: May, 1968

     Patricia T. Smith, Age 47
       Senior Vice President and General Counsel   . . . . . . . . . . . . . . . . . . .     December 5, 1994
       Company Service: December, 1994

     W. Wayne Brown, Age 44
       Controller  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     November 24, 1987
       Corporate Secretary   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     November 23, 1993
       Secretary, Cheyenne Light, Fuel and Power Company   . . . . . . . . . . . . . . .     December 15, 1993
       Secretary, 1480 Welton, Inc.    . . . . . . . . . . . . . . . . . . . . . . . . .     December 16, 1993
       Secretary, PSR Investments, Inc.    . . . . . . . . . . . . . . . . . . . . . . .     December 16, 1993
       Secretary, PS Colorado Credit Corporation   . . . . . . . . . . . . . . . . . . .     December 16, 1993
       Secretary, Green and Clear Lakes Company  . . . . . . . . . . . . . . . . . . . .     December 7, 1993
       Secretary and Treasurer, Service Telecommunications Co.   . . . . . . . . . . . .     February 8, 1991
       Secretary, Fuel Resources Development Co.   . . . . . . . . . . . . . . . . . . .     January 27, 1994
       Secretary, WestGas Interstate, Inc.   . . . . . . . . . . . . . . . . . . . . . .     May 2, 1994
       Secretary, WestGas TransColorado, Inc.  . . . . . . . . . . . . . . . . . . . . .     May 2, 1994
       Secretary, e prime.   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     January 30, 1995
       Company Service: June, 1972

     A. Clegg Crawford, Age 62
       Vice President, Engineering and Operations Support  . . . . . . . . . . . . . . .     June 28, 1994
       Company Service: May, 1989

     Ross C. King, Age 53
       Vice President, Gas and Electric Distribution   . . . . . . . . . . . . . . . . .     June 28, 1994
       President, Cheyenne Light, Fuel and Power Company   . . . . . . . . . . . . . . .     July 15, 1994
       Company Service:  February, 1966

     Earl E. McLaughlin, Jr., Age 54
       Vice President, Retail Energy Services  . . . . . . . . . . . . . . . . . . . . .     June 28, 1994
       Vice President, Cheyenne Light, Fuel and Power Company  . . . . . . . . . . . . .     March 24, 1994
       Company Service: August, 1960

     Ralph Sargent III, Age 45
       Vice President, Production and System Operations  . . . . . . . . . . . . . . . .     June 28, 1994
       Company Service:  July, 1978

     Philip D. Shaffer, Age 49
       Vice President, Wholesale Energy Services   . . . . . . . . . . . . . . . . . . .     June 28, 1994
       Company Service: February, 1966

     Marilyn E. Taylor, Age 52

       Vice President, Human Resources   . . . . . . . . . . . . . . . . . . . . . . . .     June 28, 1994
       Company Service: December, 1987

         Each of the above executive officers, except Mr. Brunetti and Ms. Smith, has been employed by the Company and/or its subsidiaries for more than five years in executive or management positions. Prior to election to the positions shown above and since January 1, 1990:

   Mr. Hock has been Chief Operating Officer and President;

   Mr. Brunetti has been President and Chief Executive Officer of Management Systems International from June 1991 through July 1994 and Executive Vice President of Florida Power & Light Company from 1987 through May 1991;

   Mr.  Kelly   has  been  Vice   President,  Financial  Services,   Principal
   Accounting Officer and Senior Vice President, Finance and Administration;

   Ms. Smith has been Vice President and General Counsel for South Carolina Electric and Gas Company from May 1992 through December 1994 and Vice President, Regulatory Affairs and Purchasing from 1988 through May 1992;

   Mr.  Crawford  has   been  Vice  President,  Nuclear  Operations  and  Vice
   President, Electric Production;

   Mr. King has been Manager, Denver Metro Region; Vice President, Regional Customer Operations and Vice President, Metropolitan Customer Operations;

   Mr. McLaughlin has been Vice President, Marketing, Customer Services and Support Services;

   Mr. Sargent has been Executive Assistant to Chairman, President and Chief Executive Officer and Vice President, Finance, Planning and Communication and Treasurer;

   Mr. Shaffer has been President, Cheyenne Light, Fuel and Power Company and Vice President, Division Customer Operations;

   Ms. Taylor has been Vice President, Human Resources and Vice President Administrative Services.

         There are no family relationships between executive officers or directors of the Company. There are no arrangements or understandings between the executive officers individually and any other person with reference to their being selected as officers. All executive officers are elected annually by the Board of Directors.

   Item 11.  Executive Compensation

         Information concerning executive compensation is contained under COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS in the registrant's 1995 Proxy Statement, which information is incorporated herein by reference.

   Item 12.  Security Ownership of Certain Beneficial Owners and Management

         Information concerning the security ownership of the directors and officers of the registrant is contained under ELECTION OF DIRECTORS in the registrant's 1995 Proxy Statement, which information is incorporated herein by reference.

   Item 13.  Certain Relationships and Related Transactions

         Information concerning relationships and related transactions of the directors and officers of the registrant is contained under CERTAIN
   RELATIONSHIPS AND RELATED TRANSACTIONS in the registrant's 1995 Proxy Statement, which information is incorporated herein by reference.


                                     PART IV

   Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

   (a) Financial Statements, Financial Statement Schedules, and Exhibits.
                                                                          Page
   1. Financial Statements:
      Report of Independent Public Accountants . . . . . . . . . . . . . .   32

      Consolidated Balance Sheets, December 31, 1994 and 1993  . . . . . .   33

      Consolidated Statements of Income for each of the three
            years in the period ended December 31, 1994  . . . . . . . . .   35

      Consolidated Statements of Shareholders' Equity for each
            of the three years in the period ended December 31, 1994 . . .   36

      Consolidated Statements of Cash Flows for each of the three
            years in the period ended December 31, 1994  . . . . . . . . .   37

      Notes to Consolidated Financial Statements . . . . . . . . . . . . .   38

   2. Financial Statement Schedules:
      II    Valuation and Qualifying Accounts and Reserves
            (Consolidated) for each of the three years in the period
            ended December 31, 1994  . . . . . . . . . . . . . . . . . . .   66

      All other schedules have been omitted since the required information is not present or not present in amounts sufficient to require submission of the schedule, or because the information required is included in the consolidated financial statements or the notes thereto.
                                   89

      Financial statements of several unconsolidated majority-owned subsidiaries are omitted since such subsidiaries, considered in the aggregate as a single subsidiary, would not constitute a significant subsidiary.

   3. Exhibits:
      Exhibits are listed in the Exhibit Index . . . . . . . . . . . . .   77

      The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (10) (iii) of Regulation S-K.

   (b) Reports on Form 8-K:

         A report on Form 8-K, dated October 25, 1994, was filed on October 27, 1994. The items reported were Item 5. Other Events - Fort St. Vrain and Income Taxes and Item 7. Financial Statements and Exhibits, which presented information regarding third quarter earnings.

                                     EXPERTS

         The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1994 and 1993, the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1994, and the related financial statement schedule, appearing in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, and the selected financial data for each of the five years in the period ended December 31, 1994, appearing in Item 6 of this Annual Report on Form 10-K, other than the ratios and percentages therein, have been derived from the consolidated financial statements audited by Arthur Andersen LLP, as set forth in their report appearing elsewhere herein. Reference is made to said report which includes an explanatory paragraph that describes uncertainties discussed in Note 2 to the consolidated financial statements relating to the Company's Fort St. Vrain Nuclear Generating Station. The consolidated financial statements, the related financial statement schedule and the selected financial data appearing in Item 6 other than the ratios and percentages therein, which are included in this Annual Report on Form 10-K, are included herein in reliance upon the authority of said firm as experts in accounting and auditing in giving said reports.

                                                                   EXHIBIT 23
                    CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

         As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K, into the Company's previously filed Registration Statement (Form S-3, File No. 33-42442) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; the Company's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of the Company's First Mortgage Bonds; the Company's
   Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; the Company's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and the Company's Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and Cumulative Preferred Stock and to all references to our Firm included in this Form 10-K.




                                                           ARTHUR ANDERSEN LLP

   Denver, Colorado
   February 27, 1995




                                                                   EXHIBIT 24
                                POWER OF ATTORNEY

         Each director and/or officer of Public Service Company of Colorado whose signature appears herein hereby appoints D. D. Hock and R. C. Kelly, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated herein, and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K.

                                    SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 28th day of February, 1995.

                                       PUBLIC SERVICE COMPANY OF COLORADO

                                       By    /s/R.C. Kelly
                                       _________________________________
                                             R. C. KELLY
                                             Senior Vice President,
                                             Finance, Treasurer and
                                             Chief Financial Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Public Service Company of Colorado and in the capacities and on the date indicated.

     Signature                                  Title                                         Date
_________________________________________________________________________________________

/s/D. D. Hock
__________________________________         Principal Executive
D. D. Hock                                 Officer and Director
Chairman of the Board
and Chief Executive Officer


/s/R. C. Kelly
__________________________________         Principal Financial Officer                  February 28, 1995
R. C. Kelly
Senior Vice President,
Finance, Treasurer and
Chief Financial Officer


/s/W. Wayne Brown
__________________________________         Principal Accounting Officer
W. Wayne Brown
Controller and Corporate Secretary


     Signature                                                    Title                       Date
_________________________________________________________________________________________


/s/Wayne H. Brunetti
__________________________________
Wayne H. Brunetti

/s/Collis P. Chandler Jr.
__________________________________
Collis P. Chandler, Jr.

/s/Doris M. Drury
__________________________________
Doris M. Drury

/s/Thomas T. Farley
__________________________________
Thomas T. Farley

/s/Gayle L. Greer
__________________________________
Gayle L. Greer

__________________________________
A. Barry Hirschfeld

/s/George B. McKinley
__________________________________
George B. McKinley                                                 Director                  February 28, 1995


__________________________________
Will F. Nicholson, Jr.

/s/J. Michael Powers
__________________________________
J. Michael Powers

/s/Thomas E. Rodriguez
__________________________________
Thomas E. Rodriguez


__________________________________
Rodney E. Slifer

/s/W. Thomas Stephens
__________________________________
W. Thomas Stephens

/s/Robert G. Tointon
__________________________________
Robert G. Tointon

                                 EXHIBIT INDEX


3(a)* Restated Articles of Incorporation of the Registrant dated July 9, 1990 (10-K, 1990 - Exhibit 3(a)).

3(b)*       By-laws dated November 30, 1992 (10-K, 1993 - Exhibit 3(b)).

4(a)(1)* Indenture, dated as of December 1, 1939, providing for the issuance of First Mortgage Bonds (Form 10 for 1946 Exhibit (B-1)).

4(a)(2)*    Indentures supplemental to Indenture dated as of December 1, 1939:


                               Previous Filing:                                   Previous Filing:
                                 Form; Date or    Exhibit                          Form; Date or        Exhibit
                Dated as of        File No.         No.          Dated as of          File No.            No.

               Mar. 14, 1941       10, 1946         B-2         July 1, 1968       8-K, July 1968          2
               May 14, 1941        10, 1946         B-3         Apr. 25, 1969      8-K, Apr. 1969          1
               Apr. 28, 1942       10, 1946         B-4         Apr. 21, 1970      8-K, Apr. 1970          1
               Apr. 14, 1943       10, 1946         B-5         Sept. 1, 1970     8-K, Sept. 1970          2
               Apr. 27, 1944       10, 1946         B-6         Feb. 1, 1971       8-K, Feb. 1971          2
               Apr. 18, 1945       10, 1946         B-7         Aug. 1, 1972       8-K, Aug. 1972          2
               Apr. 23, 1946      10-K, 1946        B-8         June 1, 1973       8-K, June 1973          1
               Apr. 9, 1947       10-K, 1946        B-9         Mar. 1, 1974       8-K, Apr. 1974          2
               June 1, 1947      S-1, (2-7075)      7(b)        Dec. 1, 1974       8-K, Dec. 1974          1
               Apr. 1, 1948      S-1, (2-7671)    7(b)(1)       Oct. 1, 1975       S-7, (2-60082)       2(b)(3)
               May 20, 1948      S-1, (2-7671)    7(b)(2)       Apr. 28, 1976      S-7, (2-60082)       2(b)(4)
               Oct. 1, 1948       10-K, 1948         4          Apr. 28, 1977      S-7, (2-60082)       2(b)(5)
               Apr. 20, 1949      10-K, 1949         1          Nov. 1, 1977       S-7, (2-62415)       2(b)(3)
               Apr. 24, 1950    8-K, Apr. 1950       1          Apr. 28, 1978      S-7, (2-62415)       2(b)(4)
               Apr. 18, 1951    8-K, Apr. 1951       1          Oct. 1, 1978         10-K, 1978          D(1)
               Oct. 1, 1951     8-K, Nov. 1951       1          Oct. 1, 1979       S-7, (2-66484)       2(b)(3)
               Apr. 21, 1952    8-K, Apr. 1952       1          Mar. 1, 1980         10-K, 1980          4(c)
               Dec. 1, 1952     S-9, (2-11120)    2(b)(9)       Apr. 28, 1981     S-16, (2-74923)        4(c)
               Apr. 15, 1953    8-K, Apr. 1953       2          Nov. 1, 1981      S-16, (2-74923)        4(d)
               Apr. 19, 1954    8-K, Apr. 1954       1          Dec. 1, 1981         10-K, 1981          4(c)
               Oct. 1, 1954     8-K, Oct. 1954       1          Apr. 29, 1982        10-K, 1982          4(c)
               Apr. 18, 1955    8-K, Apr. 1955       1           May 1, 1983         10-K, 1983          4(c)
               Apr. 24, 1956      10-K, 1956         1          Apr. 30, 1984      S-3, (2-95814)        4(c)
                May 1, 1957     S-9, (2-13260)    2(b)(15)      Mar. 1, 1985         10-K, 1985          4(c)
               Apr. 10, 1958    8-K, Apr. 1958       1          Nov. 1, 1986         10-K, 1986          4(c)
                May 1, 1959      8-K, May 1959       2           May 1, 1987         10-K, 1987          4(c)
               Apr. 18, 1960    8-K, Apr. 1960       1          July 1, 1990      S-3, (33-37431)        4(c)
               Apr. 19, 1961    8-K, Apr. 1961       1          Dec. 1, 1990         10-K, 1990          4(c)
               Oct. 1, 1961     8-K, Oct. 1961       2          Mar. 1, 1992         10-K, 1992          4(d)
               Mar. 1, 1962     8-K, Mar. 1962      3(a)        Apr. 1, 1993    10-Q, June 30, 1993      4(a)
               June 1, 1964     8-K, June 1964       1          June 1, 1993    10-Q, June 30, 1993      4(b)

                May 1, 1966      8-K, May 1966       2        November 1, 1993    S-3, (33-51167)       4(a)(3)
               July 1, 1967     8-K, July 1967       2         January 1, 1994       10-K, 1993         4(a)(3)

   4(b)(1)* Indenture, dated as of October 1, 1993, providing for the issuance of First Collateral Trust Bonds (Form 10-Q, September 30, 1993 - Exhibit 4(a)).


   4(b)(2)* Indenture supplemental to Indenture dated as of October 1, 1993:

                                   Previous Filing:
                           Form; Date or  Exhibit
                Dated as of   File No.      No.

             November 1, 1993   S-3, (33-51167)   4(b)(2)
              January 1, 1994      10-K, 1993     4(b)(3)


   4(c)* Rights Agreement dated as of February 26, 1991, between the Registrant and Mellon Bank, N.A. (Form 8-A, filed on March 1, 1991 - Exhibit 1).

   10(a)(1)*   Contract  dated July  1, 1965  between the  Registrant,  United
               States   Atomic   Energy   Commission   and  General   Dynamics
               Corporation (Form S-7, File No. 2-24772 - Exhibit 4(g)).

   10(a)(2)*   Settlement   Agreement  dated   June  27,   1979  between   the
               Registrant  and General Atomic  Company (Form  S-7, File No. 2-
               66484 - Exhibit 5(a)(1)).

   10(a)(3)*   Services  Agreement executed June  27, 1979 and effective as of
               January  1, 1979  between  the Registrant  and  General  Atomic
               Company (Form S-7, File No. 2-66484 - Exhibit 5(a)(3)).

   10(b)* Agreement for Disposal of Spent Nuclear Fuel and/or High-Level Radioactive Waste dated June 24, 1983 between the Registrant and the United States Department of Energy (10-K, 1983 -
               Exhibit 10(b)(2)).

   10(c)(1)*   Amended  and   Restated  Coal  Supply  Agreement  entered  into
               October 1,  1984  but made  effective  as  of January  1,  1976
               between  the  Registrant  and  Amax   Inc.  on  behalf  of  its
               division, Amax Coal Company (10-K, 1984 - Exhibit 10(c)(1)).

   10(c)(2)*   First Amendment to  Amended and Restated Coal Supply  Agreement
               entered into May 27, 1988 but made effective January 1, 1988 between the Registrant and Amax Coal Company (10-K, 1988 -
               Exhibit 10(c)(2).**

   10(e)(2)*+  Supplemental  Executive  Retirement  Plan  for  Key  Management
               Employees, as amended and restated March 26, 1991 (10-K, 1991 - Exhibit 10(e)(2)).

   10(e)(3)*+  Omnibus Incentive Plan (1992 Proxy Statement - Exhibit A).

   10(e)(5)*+  Executive Savings Plan (10-K, 1991 - Exhibit 10(e)(5)).

   10(e)(6)*+  Form  of  Key  Executive  Severance  Agreement  (10-K,  1991  -
               Exhibit 10(e)(6)).

   10(f)(1)*+  Form of Director's Agreement (10-K, 1987 - Exhibit 10(f)(1)).

   10(f)(2)*+  Form of Officer's Agreement (10-K, 1987 - Exhibit 10(f)(2)).

   10(g)(1)*+  Employment Agreement  dated April 8,  1994 between the  Company and Mr. Delwin D. Hock
               (10-Q, March 31, 1994 - Exhibit 10).

   10(g)(2)*+  Employment Agreement  dated July 18,  1994 between the  Company and Mr. Wayne H. Brunetti (10-Q,  September 30, 1994 -  Exhibit
               10).

   10(g)(3)+   Employment  Agreement  dated  December  5,  1994  between   the
               Company and Ms. Patricia T. Smith.

   12(a) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 67 herein.

   12(b) Computation of Ratio of Consolidated Earnings to Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 68 herein.

   21          Subsidiaries

   23 The Consent of Arthur Andersen LLP is set forth at page 74 herein.

   24          Power of Attorney is set forth at page 74 herein.

   27          Financial Data Schedule UT
   _________________
   *   Previously filed as indicated and incorporated herein by reference.
   **  Confidential Treatment.
   + Management contracts of compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.