Form 10-Q
period 1995-03-31
PUBLIC SERVICE CO OF COLORADO
filed 1995-05-10
CIK 81018

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             Form 10-Q

    [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the quarterly period ended March 31, 1995
                                 OR
    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________
                        to________________
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



      Registrant's Telephone Number, including area code: 303/571-7511


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has
   been subject to such filing requirements for the past 90 days.Yes X     No


        At May 5, 1995, 62,886,427 shares of the registrant's Common Stock, $5.00 par value (the only class of common stock), were outstanding.

                               Table of Contents


                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . .     1

Item 2.  Management's Discussion and  Analysis of  Financial

                     Condition and Results of Operations . . . . . . . .    16



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .    20

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    20

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    21

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    22

EXHIBIT 12(a)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    23

EXHIBIT 12(b)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    24

EXHIBIT 15 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    25

                                PART 1 - FINANCIAL INFORMATION
   Item 1. Financial Statements

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Thousands of Dollars)

                                            ASSETS

                                                                                             March 31,        December 31,
                                                                                                1995              1994
                                                                                            (Unaudited)
     Property, plant and equipment, at cost:
        Electric   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $     3,679,849    $     3,641,711
        Gas      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            877,767            867,239
        Steam and other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             87,892             86,458
        Common to all departments  . . . . . . . . . . . . . . . . . . . . . . . . . .            384,851            369,070
        Construction in progress   . . . . . . . . . . . . . . . . . . . . . . . . . .            183,974            187,577
                                                                                                5,214,333          5,152,055
        Less: accumulated depreciation   . . . . . . . . . . . . . . . . . . . . . . .          1,892,200          1,860,653
           Total property, plant and equipment   . . . . . . . . . . . . . . . . . . .          3,322,133          3,291,402

     Investments, at cost  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17,013             18,202

     Current assets:
        Cash and temporary cash investments  . . . . . . . . . . . . . . . . . . . . .             13,468              5,883
        Accounts receivable, less reserve for
           uncollectible accounts ($3,365 at March 31, 1995;
           $3,173 at December 31, 1994)  . . . . . . . . . . . . . . . . . . . . . . .            157,868            163,465
        Accrued unbilled revenues  . . . . . . . . . . . . . . . . . . . . . . . . . .             81,665             86,106
        Recoverable purchased gas and electric
           energy costs - net  . . . . . . . . . . . . . . . . . . . . . . . . . . . .                  -             37,979
        Materials and supplies, at average cost  . . . . . . . . . . . . . . . . . . .             65,321             67,600
        Fuel inventory, at average cost  . . . . . . . . . . . . . . . . . . . . . . .             34,346             31,370
        Gas in underground storage, at cost (LIFO)   . . . . . . . . . . . . . . . . .             16,807             42,355
        Current portion of accumulated deferred income taxes   . . . . . . . . . . . .             29,184             20,709
        Regulatory assets recoverable within one year (Note 1)   . . . . . . . . . . .             39,810             39,985
        Prepaid expenses and other   . . . . . . . . . . . . . . . . . . . . . . . . .              9,196             16,312
           Total current assets  . . . . . . . . . . . . . . . . . . . . . . . . . . .            447,665            511,764

     Deferred charges:
        Regulatory assets (Note 1)   . . . . . . . . . . . . . . . . . . . . . . . . .            330,389            335,893
        Unamortized debt expense   . . . . . . . . . . . . . . . . . . . . . . . . . .             10,842             11,073
        Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             44,524             39,498
           Total deferred charges  . . . . . . . . . . . . . . . . . . . . . . . . . .            385,755            386,464
                                                                                          $     4,172,566    $     4,207,832


                                The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.


                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Thousands of Dollars)

                                   CAPITAL AND LIABILITIES

                                                                                             March 31,        December 31,
                                                                                                1995              1994
                                                                                            (Unaudited)
     Common stock  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       975,914    $       959,268
     Retained earnings . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            326,884            308,214
        Total common equity  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,302,798          1,267,482

     Preferred stock:
        Not subject to mandatory redemption  . . . . . . . . . . . . . . . . . . . . .            140,008            140,008
        Subject to mandatory redemption at par   . . . . . . . . . . . . . . . . . . .             42,665             42,665
     Long-term debt  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          1,138,712          1,155,427
                                                                                                2,624,183          2,605,582

     Noncurrent liabilities:
        Defueling and decommissioning liability (Note 2)   . . . . . . . . . . . . . .             35,246             40,605
        Employees' postretirement benefits other
           than pensions   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             47,103             42,106
        Employees' postemployment benefits   . . . . . . . . . . . . . . . . . . . . .             20,975             20,975
           Total noncurrent liabilities  . . . . . . . . . . . . . . . . . . . . . . .            103,324            103,686

     Current liabilities:
        Notes payable and commercial paper   . . . . . . . . . . . . . . . . . . . . .            264,760            324,800
        Long-term debt due within one year   . . . . . . . . . . . . . . . . . . . . .             20,047             25,153
        Preferred stock subject to mandatory
           redemption within one year    . . . . . . . . . . . . . . . . . . . . . . .              2,576              2,576
        Accounts payable   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            138,522            177,031
        Dividends payable  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             34,974             34,078
        Recovered purchased gas and electric energy costs - net  . . . . . . . . . . .             10,176                  -
        Customers' deposits  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             17,843             17,099
        Accrued taxes  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            109,120             54,148
        Accrued interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             22,038             32,265
        Current portion of defueling and decommissioning
           liability (Note 2)  . . . . . . . . . . . . . . . . . . . . . . . . . . . .             35,909             36,365
        Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             56,675             62,640
           Total current liabilities   . . . . . . . . . . . . . . . . . . . . . . . .            712,640            766,155

     Deferred credits:
        Customers' advances for construction   . . . . . . . . . . . . . . . . . . . .            100,800             96,442
        Unamortized investment tax credits   . . . . . . . . . . . . . . . . . . . . .            117,288            118,532
        Accumulated deferred income taxes  . . . . . . . . . . . . . . . . . . . . . .            482,058            485,668
        Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             32,273             31,767
           Total deferred credits  . . . . . . . . . . . . . . . . . . . . . . . . . .            732,419            732,409

     Commitments and contingencies (Notes 2 and 3) . . . . . . . . . . . . . . . . . .

                                                                                          $     4,172,566    $     4,207,832

                                The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                         (Unaudited)
                         (Thousands of Dollars except per share data)

                                                                                             Three Months Ended March 31,
                                                                                                1995               1994
     Operating revenues:
        Electric   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $       366,583    $       348,284
        Gas      . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            244,557            255,004
        Other    . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .              9,456              9,148
                                                                                                  620,596            612,436
     Operating expenses:
        Fuel used in generation  . . . . . . . . . . . . . . . . . . . . . . . . . . .             47,185             53,368
        Purchased power  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .            121,478            106,468
        Gas purchased for resale   . . . . . . . . . . . . . . . . . . . . . . . . . .            168,135            177,514
        Other operating expenses   . . . . . . . . . . . . . . . . . . . . . . . . . .             89,814             94,264
        Maintenance  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             14,704             16,433
        Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . . . . .             35,166             36,918
        Taxes (other than income taxes)  . . . . . . . . . . . . . . . . . . . . . . .             23,091             22,679
        Income taxes   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             29,334             26,362
                                                                                                  528,907            534,006
     Operating income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             91,689             78,430

     Other income and deductions:
        Allowance for equity funds used during construction  . . . . . . . . . . . . .                751              1,065
        Miscellaneous income and deductions - net    . . . . . . . . . . . . . . . . .             (3,883)              (438)
                                                                                                   (3,132)               627
     Interest charges:
        Interest on long-term debt   . . . . . . . . . . . . . . . . . . . . . . . . .             21,506             23,165
        Amortization of debt discount and expense less premium   . . . . . . . . . . .                791                726
        Other interest   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             13,308              9,396
        Allowance for borrowed funds used during construction  . . . . . . . . . . . .               (692)              (759)
                                                                                                   34,913             32,528
     Net income  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .             53,644             46,529
     Dividend requirements on preferred stock  . . . . . . . . . . . . . . . . . . . .              3,001              3,005
     Earnings available for common stock . . . . . . . . . . . . . . . . . . . . . . .    $        50,643    $        43,524

     Weighted average common shares outstanding (thousands)  . . . . . . . . . . . . .             62,513             60,919

     Earnings per weighted average
        share of common stock outstanding  . . . . . . . . . . . . . . . . . . . . . .    $          0.81    $          0.71

     Dividends per share declared on common stock  . . . . . . . . . . . . . . . . . .    $          0.51    $          0.50


                                The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                    (Thousands of Dollars)

                                                                                             Three Months Ended March 31,
                                                                                                1995              1994
     Operating activities:
        Net income   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        53,644    $        46,529
        Adjustments to reconcile net income to net
           cash provided by operating activities:
              Depreciation and amortization  . . . . . . . . . . . . . . . . . . . . .             36,148             37,083
              Amortization of investment tax credits   . . . . . . . . . . . . . . . .             (1,244)            (1,267)
              Deferred income taxes  . . . . . . . . . . . . . . . . . . . . . . . . .             (8,725)            10,180
              Allowance for equity funds used during construction  . . . . . . . . . .               (751)            (1,065)
              Change in accounts receivable  . . . . . . . . . . . . . . . . . . . . .              5,597             (4,031)
              Change in inventories  . . . . . . . . . . . . . . . . . . . . . . . . .             24,851             31,491
              Change in other current assets   . . . . . . . . . . . . . . . . . . . .             49,221             31,630
              Change in accounts payable   . . . . . . . . . . . . . . . . . . . . . .            (38,509)           (48,531)
              Change in other current liabilities  . . . . . . . . . . . . . . . . . .             59,067             40,604
              Change in deferred amounts   . . . . . . . . . . . . . . . . . . . . . .             (1,012)           (53,381)
              Change in noncurrent liabilities   . . . . . . . . . . . . . . . . . . .               (362)            22,196
              Other  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .                 25                 17
                 Net cash provided by operating activities   . . . . . . . . . . . . .            177,950            111,455

     Investing activities:
        Construction expenditures  . . . . . . . . . . . . . . . . . . . . . . . . . .            (62,005)           (57,757)
        Allowance for equity funds used during construction  . . . . . . . . . . . . .                751              1,065
        Proceeds from (cost of) disposition of property, plant and equipment   . . . .             (1,059)            27,888
        Purchase of other investments  . . . . . . . . . . . . . . . . . . . . . . . .               (454)              (117)
        Sale of other investments  . . . . . . . . . . . . . . . . . . . . . . . . . .              1,618              1,695
                 Net cash used in investing activities   . . . . . . . . . . . . . . .            (61,149)           (27,226)

     Financing activities:
        Proceeds from sale of common stock   . . . . . . . . . . . . . . . . . . . . .              6,823             10,851
        Proceeds from sale of long-term debt   . . . . . . . . . . . . . . . . . . . .                  -            217,093
        Redemption of long-term debt   . . . . . . . . . . . . . . . . . . . . . . . .            (21,921)          (244,851)
        Short-term borrowings - net  . . . . . . . . . . . . . . . . . . . . . . . . .            (60,040)           (37,065)
        Dividends on common stock  . . . . . . . . . . . . . . . . . . . . . . . . . .            (31,077)           (30,229)
        Dividends on preferred stock   . . . . . . . . . . . . . . . . . . . . . . . .             (3,001)            (3,005)
                 Net cash used in financing activities   . . . . . . . . . . . . . . .           (109,216)           (87,206)
                 Net increase (decrease) in cash and temporary
                  cash investments   . . . . . . . . . . . . . . . . . . . . . . . . .              7,585             (2,977)
                 Cash and temporary cash investments at
                  beginning of period  . . . . . . . . . . . . . . . . . . . . . . . .              5,883             18,038
                 Cash and temporary cash investments at
                  end of period  . . . . . . . . . . . . . . . . . . . . . . . . . . .    $        13,468    $        15,061

                                The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                        PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

   1. Accounting Policies

   Business and regulation

      The Company is an operating public utility engaged, together with its subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of The Public Utilities Commission of the State of Colorado ("CPUC") with respect to its retail electric and gas operations and the Federal Energy Regulatory Commission ("FERC") with respect to its wholesale electric operations and accounting policies and practices. Cheyenne Light, Fuel and Power Company ("Cheyenne") and WestGas InterState, Inc. ("WGI") are subject to the jurisdictions of the Public Service Commission of Wyoming ("WPSC") and the FERC, respectively.

      Regulatory assets and liabilities

      The Company and its regulated subsidiaries prepare their financial statements in accordance with the provisions of Statements of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). In general, SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues.

      In response to the increasingly competitive environment for utilities, the regulatory climate also is changing. Currently, the Company is participating in several CPUC dockets that address this change, and it is in the process of investigating various incentive/performance-based alternative forms of regulation. However, the Company believes it will continue to be subject to rate regulation that will allow for the recovery of all of its deferred costs. Although the Company does not currently anticipate such an event, to the extent the Company concludes in the future that collection of such revenues (or payment of liabilities) is no longer probable, through changes in regulation and/or the Company's competitive position, the Company may be required to recognize as expense, at a minimum, all deferred costs currently recognized as regulatory assets on the consolidated condensed balance sheet.

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


      The  following   regulatory  assets  are  reflected   in  the  Company's
   consolidated condensed balance sheets:

                                                 March 31, December 31,  Recovery
                                                   1995        1994       Through
                                                 (Thousands of Dollars)
   Nuclear decommissioning costs (Note 2)       $ 104,874   $ 107,374     2005
   Income taxes  . . . . . . . . . . . . .        122,472     125,832     2006
   Employees' postretirement benefits other
     than pensions . . . . . . . . . . . .         40,079      37,573     2013
   Early retirement costs  . . . . . . . .         30,865      33,124     1998
   Employees' postemployment benefits  . .         20,975      20,975 Undetermined
   Demand-side management costs  . . . . .         21,691      20,831     2001
   Unamortized debt reacquisition costs  .         21,869      22,360     2024
   Other . . . . . . . . . . . . . . . . .          7,374       7,809     1999
     Total . . . . . . . . . . . . . . . .        370,199     375,878
   Classified as current . . . . . . . . .         39,810      39,985
   Classified as noncurrent  . . . . . . .      $ 330,389   $ 335,893

         Certain costs associated with the Company's Demand Side Management ("DSM") programs are deferred and recovered in rates over a seven-year period through the Demand Side Management Cost Adjustment ("DSMCA"), which was implemented July 1, 1993. Non-labor incremental expenses, carrying costs associated with deferred DSM costs and incentives associated with approved DSM programs are recovered on an annual basis.

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

         Other

         Property, plant and equipment includes approximately $18.4 million and $25.4 million, respectively, for costs associated with the engineering

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   design of the future Pawnee II generating station and certain water rights located in southeastern Colorado, also obtained for a future generating station. Effective with the December 1, 1993 CPUC rate order, the Company is earning a return on these investments based on the Company's weighted average cost of debt and preferred stock.

   Statements of Cash Flows - Non cash Transactions

         Shares of common stock (310,546 in 1995 and 334,223 in 1994), valued at the market price on date of issuance (approximately $9.7 million in 1995 and $10.1 million in 1994), were issued to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and
   Participating Subsidiary Companies. As part of the Company's Omnibus Incentive Plan, shares of common stock (3,891 in 1995 and 7,892 in 1994), valued at the market price on date of issuance (approximately $0.1 million in 1995 and $0.2 million in 1994), were issued to certain executives. These estimated issuance values were recognized in other operating expenses during the respective preceding years. These stock issuances were not cash transactions and are not reflected in the consolidated condensed statements of cash flows.

   2. Fort St. Vrain

   Overview

         During 1986, the Company entered into a Stipulation and Settlement Agreement with the CPUC, the Office of Consumer Counsel ("OCC") and the other parties involved in litigation and administrative proceedings related to Fort St. Vrain's history of limited operations. As a result, the Company's investment in Fort St. Vrain was removed from rate base and certain charges were recognized including the write-down of a substantial portion of such investment and the recognition of the then estimated future unrecoverable defueling and decommissioning expenses.

         In 1989, the Company announced its decision to end nuclear operations at Fort St. Vrain. The decision was based on the financial impact of an anticipated lengthy outage necessary to repair the plant's steam generator system coupled with the plant's history of reduced levels of generation. The Company has completed defueling from the reactor to the Independent Spent Fuel Storage Installation ("ISFSI") as discussed below in the section entitled "Defueling" and is currently decommissioning the facility as described below in the section entitled "Decommissioning."

         The Company is pursuing the repowering of Fort St. Vrain as described below and, on July 1, 1994, the CPUC issued a decision granting the Company's application for a Certificate of Public Convenience and Necessity ("CPCN") for Phase 1 and Phase 2. The decision approved, with certain modifications, a Stipulation and Settlement Agreement (the "Settlement") among the Company, the OCC and various other parties regarding the CPCN.

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   Repowering

         Fort St. Vrain is being repowered as a gas fired combined cycle steam plant consisting of two combustion turbines and two heat recovery steam generators totalling 471 Mw. The CPCN provides for the repowering of Fort St. Vrain in a phased approach as follows: Phase 1A - 130 Mw in 1996, Phase 1B - 102 Mw in 1998 and Phase 2 - 239 Mw in 1999. The phased repowering allows the Company flexibility in timing the addition of this generation supply to meet future load growth.

         The Settlement provides for approximately $67.4 million of existing Fort St. Vrain assets to be returned to rate base in future electric rate cases following the completion of each phase or phases of the repowering. The Settlement allows for the following assignment of existing assets:
   Phase 1A - $28.9 million, Phase 1B - $27.6 million and Phase 2 - $10.9 million. Because of the receipt of the CPCN related to the repowering of Fort St. Vrain, the Company believes the recovery of this remaining investment in the facility is probable.

         The final radiation survey report of the repowering area has been completed and submitted to the Nuclear Regulatory Commission ("NRC"). The Company reported survey data meets unrestricted release criteria permitting such area to be released. The Company believes the final radiation survey report will be approved by the NRC in the second quarter of 1995.

   Decommissioning

         The Company has been pursuing the early dismantlement/decommissioning of Fort St. Vrain following the 1991 CPUC approval of the recovery from customers of approximately $124.4 million (plus a 9% carrying cost) for such activities, as well as the 1992 NRC approval of the Company's early dismantlement/decommissioning plan. The decommissioning amount being recovered from customers, which began July 1, 1993 and extends over a twelve-year period, represented the inflation-adjusted estimated remaining cost of the early dismantlement/decommissioning activities not previously recognized as expense at the time of CPUC approval. At March 31, 1995, approximately $104.9 million of such amount remains to be collected from customers and, therefore, is reflected as a regulatory asset on the consolidated condensed balance sheet. The annual amount recovered from customers each year is approximately $13.9 million.

          The Company has contracted with Westinghouse Electric Corporation and MK-Ferguson, a division of Morrison Knudsen Corporation, for the early dismantlement/decommissioning of Fort St. Vrain. Since defueling has been completed from the reactor to the ISFSI and the NRC decommissioning order has been received, the Company and the contractors have proceeded with decommissioning activities. At March 31, 1995, approximately 75% of the decommissioning process has been performed with final completion of such activities anticipated in the second quarter of 1996.

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


         The decommissioning contract stipulates a fixed price, based on a defined work scope; however, such price has been and could be further modified due to changes in work scope or applicable regulations. Since the initiation of decommissioning activities, the decommissioning contractors have notified the Company of several scope changes which were primarily related to the identification of higher radiation levels in the reactor core than originally anticipated and regulatory changes related to site release as discussed below.

         Most recently, on October 25, 1994, the Company and the decommissioning contractors reached an agreement resolving all issues and claims related to identified and certain possible future changes in scope of work covered by the contract, with certain exceptions. In order to complete all decommissioning activities related to such scope changes, the Company recognized an additional $15 million in decommissioning expense during 1994.

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

   Defueling

         Currently, six segments of Fort St. Vrain's spent nuclear fuel (segments 4-9) are stored in the ISFSI located at the plant site. While the Company has entered into two separate agreements with the Department of Energy ("DOE") for (a) the temporary storage of segments 1-8 at a DOE facility located in the State of Idaho (such contract includes an option to store additional spent fuel segments at the DOE's discretion) and (b) the disposal of segment 9 at a Federal repository, resolution of all spent fuel disposal issues has been substantially delayed pending resolution of several lawsuits filed during 1991 by and among the Company, the DOE, the State of Idaho and the Shoshone - Bannock Indian Tribes. While the plant was operating and as part of routine refueling procedures, three spent fuel segments were transported to the Idaho facility. It is currently estimated that the Federal repository will not be available until 2010. The Company, however, intends to pursue with the DOE the storage of

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   segment 9 at the Idaho facility in conjunction with the first eight segments. The Company and the DOE are in discussions regarding the issues related to the disposal of Fort St. Vrain's spent nuclear fuel.

         Most recently, the DOE has required that an Environmental Impact Statement ("EIS") be completed relative to, among other things, the receipt and storage of spent fuel at the Idaho facility. In April 1995, the DOE issued an EIS and anticipates a final record of decision in June 1995. The EIS specifies a preferred alternative under which existing environmental restoration and waste management facilities and projects would continue to be operated, including Fort St. Vrain spent fuel nuclear fuel shipment from the ISFSI and storage at the Idaho facility. Modifications to the Idaho facility will be required to accommodate the new spent fuel shipping casks. These modifications would be completed subsequent to the finalization of the EIS. The time required for these modifications from the DOE has been estimated to be between 15-18 months. In addition, the DOE has stated that a facility readiness review will be required. Such review is standard DOE procedure required to validate the readiness of equipment following a shut-down period. Such review will also be conducted subsequent to the completion of the EIS.

         As a result of increased uncertainties related to the ultimate disposal of Fort St. Vrain's spent nuclear fuel, the Company recognized during 1994 an additional $15 million defueling reserve, determined on a present value basis. This amount represents the additional estimated cost of operating and maintaining the ISFSI until 2020 (if required), the earliest date the Company believes a Federal repository will be available to accept the Company's spent nuclear fuel. These estimated expenditures have been escalated for inflation using an average rate of 3.5% and discounted to present value at a rate of 8%.

         The estimated total cost of defueling and decommissioning Fort St. Vrain is approximately $361.8 million. At March 31, 1995, approximately $290.6 million has been spent for such activities with the remaining $71.2 million defueling and decommissioning liability reflected on the consolidated condensed balance sheet ($24.7 million - defueling; $46.5 million - decommissioning). Because of the possibility of further changes in the decommissioning work scope, changes in applicable regulations and/or the uncertainties related to the final disposal of spent fuel, there can be no assurance that the actual cost of defueling and decommissioning will not exceed the estimated liability. The Company could be required to revise the estimated cost of defueling and decommissioning as a result of any such matters.

   Funding

         Under NRC regulations, the Company is required to make filings with, and obtain the approval of, the NRC regarding certain aspects of the Company's decommissioning proposals, including funding. On January 27, 1992, the NRC accepted the Company's funding aspects of the decommissioning plan. The Company has also obtained an unsecured

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   irrevocable letter of credit totaling $125 million that meets the NRC's stipulated funding guidelines including those proposed on August 21, 1991 that address decommissioning funding requirements for nuclear power reactors that have been prematurely shut down. In accordance with the NRC funding guidelines, the Company is allowed to reduce the balance of the letter of credit based upon milestone payments made under the fixed-price decommissioning contract. As a result of such payments, at March 31, 1995, the letter of credit had been reduced to $61 million.

         The Company had previously set aside approximately $30 million in trust accounts for decommissioning the reactor. Since decommissioning activities have commenced, the Company completed withdrawing funds from the trust accounts during the second quarter of 1993. As previously discussed, on July 1, 1993, the Company began collection of the remaining decommissioning costs from customers.

         In addition, the Company has established a separate decommissioning trust for the ISFSI which had funds of approximately $1.6 million at March 31, 1995. It is anticipated that this amount, together with the expected earnings on the funds, will be sufficient to decommission the ISFSI.

         Costs for maintaining the ISFSI and removing fuel from the ISFSI, which the Company is not required to prefund, will be paid from a combination of operating funds of the Company and its subsidiaries and/or external financing.

   Nuclear Insurance

         The Price Anderson Act, as amended, limits the public liability of a licensee for a single nuclear incident at its nuclear power plant to the amount of financial protection available through liability insurance and deferred premium assessments charges, currently approximately $8.9 billion, which includes a 5% surcharge. The Act requires licensees to participate in an assessable excess liability program through an indemnity program with the NRC. Under the terms of this indemnity program, the Company could be liable for retrospective assessments of approximately $79 million per nuclear incident at any nuclear power plant. This amount is indexed every five years for inflation. Also, it is provided that not more than $10 million could be payable per incident in any one year. The Company's primary financial protection for this exposure was provided in
   the  amount   available  ($200  million)  by   private  insurance.       In
   consideration of the shutdown and defueled status of Fort St. Vrain, the Company requested exemption from the indemnification obligations under the Act. The NRC granted the Company's request for exemption from participation in the indemnity program for nuclear incidents occurring after February 17, 1994 and reduced the amount of primary liability insurance required to $100 million.

         In   addition  to   the   Company's  liability   insurance,   Federal
   regulations require the Company to maintain $1.06 billion in nuclear property insurance. Effective February 1, 1991, however, the NRC granted

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   the Company's exemption request to reduce the nuclear property insurance coverage from $1.06 billion to a minimum of $169 million. This lower limit would cover stabilization and decontamination expenses resulting from a worst case accident. The Company currently maintains $282 million in property damage and decontamination insurance. The additional insurance coverage above the required $169 million is necessary to provide coverage for the estimated depreciated replacement value of the plant assets that will be used in the repowering of Fort St. Vrain.

   3. Commitments and Contingencies

   Regulatory Matters

   Electric and Gas Cost Adjustment Mechanisms

         The Company's Electric Cost Adjustment ("ECA") mechanism was revised and a new Qualifying Facility Capacity Cost Adjustment ("QFCCA") mechanism was implemented on December 1, 1993, along with the base rate changes resulting from the 1993 rate case. Under the revised ECA, fuel used for generation and purchased energy costs from utilities, Qualifying Facilities ("QF") and Independent Power Production Facilities (excluding all purchased capacity costs) to serve retail customers, are recoverable. Purchased capacity costs are recovered as a component of base rates, except as described below. The ECA rate is revised annually on October 1. Recovered energy costs are compared with actual costs on a monthly basis and differences, including interest, are deferred. Under the QFCCA, all purchased capacity costs from new QF projects, not reflected in base rates, are recoverable similar to the ECA. While the CPUC approved the QFCCA, recovery of such costs may be subject to an earnings test, which has not yet been defined by the CPUC. The OCC has proposed an annual earnings test that may result in a reduction of QFCCA recoveries to the extent the Company's earnings are in excess of its 11% authorized rate of return on regulated common equity. Hearings regarding this matter were held on April 10-11, 1995. A decision on this matter is expected by August 1995.

         During 1994, the CPUC initiated proceedings for reviewing the justness and reasonableness of Gas Cost Adjustment ("GCA") and ECA mechanisms used by gas and electric utilities within its jurisdiction. On March 17, 1995, the CPUC issued an order requiring the Company to make an individual filing with the CPUC related to its ECA by September 1, 1995, at which time the CPUC will review whether the ECA should be maintained in its present form, altered or eliminated. On April 14, 1995, the CPUC issued a final order which retained the GCA with no modifications and closed its investigation with respect to the GCA mechanism.

         On June 8, 1994, the CPUC approved the recovery of certain "energy efficiency credits" from retail jurisdiction customers through the Demand Side Management Cost Adjustment ("DSMCA") with collection estimated to begin July 1, 1995. At March 31, 1995, the Company has recognized approximately $7.5 million of unbilled revenue related to these credits.

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   On December 1, 1994, the OCC filed an appeal in Denver District Court of the CPUC's decision approving the collection of these credits. If the OCC is successful in its appeal, the Company could be required to reverse these unbilled revenues.

   1995 Rate Filing

         The Company is developing a comprehensive proposal which it anticipates filing with the CPUC in the third quarter of 1995. The proposal may include, among other things, maintaining current rates for an interim period, retention, modification or elimination of the ECA, GCA, and/or QFCCA and the implementation of performance based incentive measures.

   Incentive Regulation and Demand Side Management

         The CPUC has opened a separate docket to investigate issues relating to the adoption and implementation of incentive regulation, which includes the concept of decoupling the Company's earnings from sales, and additional DSM incentives. On February 10, 1994, the parties to this docket filed a unanimous stipulation and settlement agreement with the CPUC. Provisions of the stipulation include, among other things, retaining the cost recovery component of the DSMCA through December 31, 1998, modifying slightly the DSM incentive mechanism for 1994 and 1995 and forming a technical working group to study and analyze various alternative annual revenue reconciliation mechanisms and incentive mechanisms for 1996 through 1998, which would replace existing DSM incentives until another mechanism or regulatory approach is approved by the CPUC. The stipulation agreement, which included a procedural schedule to review the results of all studies and simulations over the next year, was approved by the CPUC on June 16, 1994. During the first quarter 1995, the technical working group presented to the CPUC a detailed analysis demonstrating the effect of the various proposed mechanisms. The Company is in opposition to all proposed mechanisms. On March 29, 1995, the CPUC issued a revised procedural schedule requiring direct testimony and exhibits to be filed by June 15, 1995, with hearings scheduled for September 1995.

   1993 Rate Case

         On November 26, 1993, the CPUC issued its final written decision regarding the Company's 1993 rate case, lowering the Company's annual base rate revenue requirement by approximately $5.2 million (a $13.1 million electric revenue decrease partially offset by a $7.1 million gas revenue increase and a $0.8 million steam revenue increase) with new rates effective December 1, 1993. The OCC filed in Denver District Court an appeal of the CPUC's decision. The OCC has claimed that the accounting related to a specific income tax issue results in the overcollection of costs from ratepayers. On April 11, 1995, the Denver District Court affirmed the CPUC's decision on this matter.

         On  August 1, 1994,  the Company  filed its Phase II  testimony.  The

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   Phase II proceedings will address cost allocation issues and specific rate changes for the various customer classes based on the results of the Phase I hearings and decision that became effective December 1, 1993. A final CPUC decision on the Phase II proceedings is expected in late 1995.

   Federal Energy Regulatory Commission

         On March 29,  1995, the FERC issued  a Notice of Proposed  Rulemaking
   (NOPR) on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities and a supplemental NOPR on Recovery of Stranded Costs.

         The rules proposed in the NOPR are intended to facilitate competition among electric generators for sales to the bulk power supply market. If adopted, the NOPR on open access transmission would require public utilities under the Federal Power Act to provide open access to their transmission systems and would establish guidelines for their doing so. A final rule would define the terms under which independent power producers, neighboring utilities, and others could gain access to a utility's transmission grid to deliver power to wholesale customers, such as municipal distribution systems, rural electric cooperatives, or other utilities. Under the NOPR, each public utility would also be required to establish separate rates for its transmission and generation services for new wholesale service, and to take transmission services, including ancillary services, under the same tariffs that would be applicable to third-party users for all of its new wholesale sales and purchases of energy.

         The  supplemental  NOPR  on  stranded  costs  provides  a  basis  for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with exiting wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. The FERC would provide public utilities a mechanism for recovery of stranded costs that result from municipalization, former retail customers becoming wholesale customers, or the loss of a wholesale customer. The FERC will consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue.

         The Company is currently evaluating the NOPR to determine its impact on the Company and its customers. Comments on the NOPR are due August 7, 1995. It is anticipated that a final rule could take effect in early 1996. The Company cannot predict the outcome of this matter.

   Environmental Issues

   Environmental Site Cleanup

         Under the Comprehensive Environmental Response, Compensation and Liability Act, the Environmental Protection Agency has identified, and a Phase II environmental assessment has revealed, low level, widespread

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   contamination from hazardous substances at the Barter Metals Company properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The Company, which is one of several Potentially
   Responsible Parties ("PRPs"), is involved in the cleanup of this site which began in November 1992 and is expected to be completed during the second quarter of 1995. The total project cost is currently estimated to be approximately $8.9 million. On March 16, 1995, the Denver District Court entered judgment in favor of the Company in the amount of $5.6 million, for costs incurred through January 31, 1995, regarding a lawsuit against one of the Company's insurance providers for the cleanup of this site. Additionally, the Company expects to recover costs incurred subsequent to January 31, 1995 through future insurance claims. The insurance provider has appealed the jury decision. Previously, the Company had received approximately $1.8 million of insurance proceeds, a portion of which remains to be allocated to this site. To the extent such costs are not recovered by insurance or from other PRPs, the Company believes it is probable that such costs will be recovered through the rate regulatory process.

         Polychlorinated biphenyl ("PCB") presence has been identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against the Company in the Denver District Court. The action alleged that the Company was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million settlement agreement between the Company and the building owners resolving all claims between the Company and the building owners. The Company believes it is probable that it will recover some portion of these costs through insurance claims. To the extent such costs are not recovered by insurance, the Company believes it is probable that such costs will be recovered through the rate regulatory process.

         The Elitch Gardens Amusement Park site near downtown Denver has revealed low level, widespread contamination. The Company had used the site in the past as a manufactured gas plant site and is one of three PRPs. An agreement has been signed by Trillium Corporation, a PRP, Elitch Gardens Co. and the Company, releasing the Company from responsibility for the first $2 million of expenses related to contamination. Any contamination expenses incurred during construction or thereafter which exceed $2 million will be the responsibility of the Company; however, the Company could then pursue recovery of the incurred costs from Burlington Northern Railroad, the third PRP, and/or through insurance claims. Contamination expenses incurred through March 31, 1995 have not exceeded $2 million. The amusement park is scheduled to begin operations in the second quarter of 1995.

         In addition to these sites, the  Company has identified several sites
   where  cleanup of hazardous  substances may  be required.   While potential

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   liability and settlement costs are still under investigation and negotiation, the Company believes that the resolution of these matters will not have a material effect on its financial position, results of operations or cash flows. The Company fully intends to pursue the recovery of all significant costs incurred for such projects through insurance claims and/or the rate regulatory process. To the extent any costs are not recovered through the options listed above, the Company would be required to recognize an expense for such unrecoverable amounts.

   Other Environmental Matters

         Under the Clean Air Act Amendments of 1990, coal burning power plants are required to reduce Sulfur Dioxide ("SO2") and Nitrogen Oxide
   ("NOx")  emissions to  specified levels  through  a  phased approach.   The
   Company is currently meeting Phase I emission standards placed on SO 2 through the use of low sulfur coal and the operation of pollution control
   equipment on certain generation facilities.   The Company will be  required
   to modify certain boilers by the year 2000 to reduce NOx emissions in order to comply with Phase II requirements at an estimated total future cost of approximately $21 million. The Company is studying its options to
   reduce  SO 2  emissions  and  currently  does  not   anticipate  that  these
   regulations will significantly impact its operations.

         On August 18, 1993, a conservation organization filed a complaint in U.S. District Court for the District of Colorado, pursuant to Section 304 of the Federal Clean Air Act, against the Company and the other joint owners of the Hayden station. The plaintiff alleges that, on certain occasions, the station exceeded opacity limitations during the past several years. The complaint seeks, among other things, civil monetary penalties and injunctive relief. At this time the Company is not able to estimate the amount, if any, of its potential liability. The Company believes additional particulate control equipment will be necessary, but final determination has not been made. Discovery has been completed, oral arguments on summary judgment motions are scheduled for mid-May 1995 and a trial date has been set for August 1995.

         The Company believes that, consistent with historical regulatory treatment, any costs to comply with pollution control regulations would be recovered from its customers. However, no assurance can be given that this practice will continue in the future.

   Employee Litigation

         Several  employee  lawsuits  have  been  filed  against  the  Company involving alleged sexual/age discrimination. The Company is actively contesting all outstanding lawsuits and believes the ultimate outcome will not have a material impact on the Company's results of operations, financial position or cash flow.

         Certain  employees terminated  as  part of  the  Company's  1991/1992
   organizational  analysis  asserted   breach  of  contract  and   promissory

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   estoppel with respect to job security and breach of the covenant of good faith and fair dealing. Of the 21 actions filed, the trial court directed verdicts for the Company in 19 cases. Two cases went to a jury which entered verdicts adverse to the Company. All 21 decisions are currently on appeal, but the Company believes its liability, if any, will not have a material impact on the Company's results of operations, financial position or cash flow.

   4.  Management's Representations

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the
   Company and its subsidiaries at March 31, 1995 and December 31, 1994, and the results of operations and cash flows for the three months ended March 31, 1995 and 1994. The consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 1994, 1993 and 1992 included in the Company's 1994 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

         Because of seasonal and other factors, the results of operations for the three month period ended March 31, 1995 should not be taken as an indication of earnings for all or any part of the balance of the year.

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
   PUBLIC SERVICE COMPANY OF COLORADO

   We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of March 31, 1995, and the related consolidated condensed statements of income and cash flows for the three month periods ended March 31, 1995 and 1994. These financial statements are the responsibility of the Company's management.

   We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

   Based on our review, we are not aware of any material modifications that should be made to the financial statements referred to above for them to be in conformity with generally accepted accounting principles.

   We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of Colorado and subsidiaries as of December 31, 1994 (not presented herein), and, in our report dated February 10, 1995, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1994, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived. Our February 10, 1995 report contains an explanatory paragraph that describes the uncertainties related to the adequacy of the Company's recorded liability for defueling and decommissioning the Fort St. Vrain Nuclear Generating Station.

   As more fully discussed in Note 2 to the consolidated condensed financial statements, the adequacy of the Company's recorded liability for defueling and decommissioning its Fort St. Vrain Nuclear Generating Station (approximately $71.2 million at March 31, 1995) is primarily dependent on assurances that the dismantlement and decommissioning of the Fort St. Vrain Nuclear Generating Station can be accomplished at currently estimated costs and that the spent fuel storage and shipment issues are successfully resolved. The outcome of the above issues cannot be determined at this time. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                                                           ARTHUR ANDERSEN LLP
   Denver, Colorado,
   May 5, 1995

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Earnings

         Earnings per share were $0.81 for the first quarter of 1995, compared to $0.71 for the first quarter of 1994. The higher earnings resulted primarily from higher retail electric Kwh sales and lower operating expenses. The lower operating expenses have resulted from cost reduction strategies implemented in 1994. During the first quarter of 1994, an early retirement/severance program was offered with approximately 550 employees electing to participate, effective April 1, 1994. Annual salary savings are expected to be approximately $22 million. In addition, in conjunction with an internal restructuring, an involuntary severance program was implemented in late 1994 in which approximately 550 management and staff level positions were eliminated resulting in an additional estimated annual salary savings of approximately $21 million. These programs have substantially reduced employee labor and benefit costs for the first quarter of 1995 as discussed below.

   Electric Operations

         The following table details the changes in electric revenues and energy costs for the first three months of 1995 compared to the same period in 1994.

                                                         Increase (Decrease)
                                                       (Thousands of Dollars)
   Electric revenues:
    Retail . . . . . . . . . . . . . . . . . . . . . . .     $ 18,546
    Wholesale  . . . . . . . . . . . . . . . . . . . . .       (3,624)
    Other  . . . . . . . . . . . . . . . . . . . . . . .        3,377
     Total revenues  . . . . . . . . . . . . . . . . . .       18,299
   Fuel used in generation . . . . . . . . . . . . . . .       (6,183)
   Purchased power . . . . . . . . . . . . . . . . . . .       15,010
    Net increase in electric margin  . . . . . . . . . .     $  9,472

         The following schedule compares electric Kwh sales for the first quarter of 1995 and 1994.

                                                    Electric Sales
                                                   (Millions of Kwh)
                                                   1995        1994   % Change *
   Residential . . . . . . . . . . . . . . .      1,727.6     1,713.4      0.8%
   Commercial and Industrial . . . . . . . .      3,690.2     3,562.4      3.6%
   Public Authorities  . . . . . . . . . . .         48.4        46.5      4.0%
   Other Utilities . . . . . . . . . . . . .        794.2       883.2    (10.1%)
                                                  6,260.4     6,205.5      0.9%
   * Percentages are calculated using unrounded amounts

         Electric operating revenues increased $18.3 million for the three months ended March 31, 1995, when compared to the three months ended March 31, 1994, primarily due to a 3.6% increase in commercial and industrial Kwh sales resulting from moderate customer growth. The increase in retail electric revenues was offset, in part, by a 10.1% decrease in wholesale Kwh sales. The demand for wholesale energy has been negatively impacted by an available supply of low cost non-firm energy in the region.

         The Company and Cheyenne currently have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. A substantial portion of these net higher costs have been billed to customers, however, the changes in revenues associated with these mechanisms during the first quarters of 1995 and 1994 had little impact on net income. The Company is required to make a filing with the CPUC related to its ECA by September 1, 1995, at which time the CPUC will review whether the ECA should be maintained in its present form, altered or eliminated (See Note 4. Commitments and Contingencies -Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

         Fuel used in generation expense decreased $6.2 million, or 11.6%, for the first three months in 1995, compared to the same period in 1994, primarily due to lower generation levels, coupled with a slight reduction in the cost per Kwh which is primarily due to lower transportation costs from the renegotiation of certain coal transportation contracts. Purchased power expense increased $15.0 million, or 14.1%, for the three months ended March 31, 1995, when compared to the same period in 1994, primarily due to increased purchases from qualifying facilities. The cost per Kwh of electric energy purchased from qualifying facilities is approximately 58% higher than the purchased power costs from other suppliers, further contributing to the increase in purchased power expense. A majority of purchased power costs associated with qualifying facilities is collected through the QFCCA, a cost adjustment mechanism; however, the future recovery of costs under the QFCCA may be subject to an earnings test, which has not yet been defined by the CPUC (See Note 4. Commitments and Contingencies - Regulatory Matters in Item 1. FINANCIAL

   STATEMENTS).

   Gas Operations

         The following table details the change in gas revenues and gas purchased for resale for the first three months of 1995 compared to the same period in 1994.

                                                         Increase (Decrease)
                                                       (Thousands of Dollars)
   Total gas revenues  . . . . . . . . . . . . . . . . .     $(10,447)
   Less: transport, gathering, and processing revenues .       (2,540)
    Revenues from gas sales  . . . . . . . . . . . . . .       (7,907)
   Gas purchased for resale  . . . . . . . . . . . . . .       (9,379)
    Net increase in gas sales margin . . . . . . . . . .     $  1,472

         The following schedule compares gas deliveries for the first quarter of 1995 and 1994.

                                                    Gas Deliveries
                                                   (Millions of Mcf)
                                                   1995        1994   % Change *
   Residential . . . . . . . . . . . . . . .         40.8        42.5     (3.9%)
   Commercial and Industrial . . . . . . . .         23.3        25.1     (7.0%)
   Other Utilities . . . . . . . . . . . . .          0.2         0.2    (27.8%)
     Total Gas Sales . . . . . . . . . . . .         64.3        67.8     (5.1%)
   Gathered and Processed  . . . . . . . . .          0.4        10.8    (96.0%)
   Transported and Other . . . . . . . . . .         24.2        22.7      6.4%
                                                     88.9       101.3    (12.2%)

   * Percentages are calculated using unrounded amounts

         Gas operating revenues and gas purchased for resale decreased the first three months of 1995, as compared to the same period in the prior year, primarily due to a 12.2% decrease in total gas deliveries. The sale of WestGas Gathering, Inc. during 1994 has resulted in a $2.5 million decline in gathering revenues for the current period. These lower revenues, however, have been offset, in part, by higher transport deliveries. The growth in transportation services is primarily due to servicing new qualifying facility customers.

         The Company and its regulated subsidiary have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms in the first quarters of 1995 and 1994 had little impact on net income. The decrease in gas purchased for resale for the first quarter in 1995, compared to the first quarter in 1994, is partially due to a 6.1% decrease in the per-unit cost of gas.

   Non-Fuel Operating Expenses

         Other operating and maintenance expenses decreased $6.2 million during the first quarter of 1995, when compared to the same period in 1994, primarily due to lower labor and employee benefit costs resulting from the 1994 restructuring efforts totaling approximately $12 million. These decreases were offset, in part, by the $2.2 million amortization of the early retirement/severance program costs and the $2.5 million write-off of certain software costs.

         Depreciation and amortization expense decreased $1.8 million during the first quarter of 1995, when compared to the same period in 1994, primarily due to the effects of using a longer estimated depreciable life of the Company's electric steam production facilities, consistent with the Company's most recent depreciation study.

         The increase in income tax expense for the first quarter of 1995, compared to the same period in 1994, is primarily attributable to higher pre-tax income.

         Other income and deductions decreased $3.8 million during the first quarter of 1995, when compared to the first quarter of 1994, primarily due to the recognition of $2.1 million of the gain on the sale of WestGas Gathering, Inc. as an amount to be refunded to ratepayers in accordance with a recent settlement agreement, as well as from lower interest income ($0.6 million) and additional charitable contributions ($0.7 million).

         Interest charges increased $2.4 million for the first quarter of 1995, when compared to the same period in 1994, primarily due to higher interest rates for short-term borrowings.

   Commitments and Contingencies

         Issues relating to Fort St. Vrain, regulatory and environmental matters are discussed in Notes 2 and 3 in Item 1. FINANCIAL STATEMENTS.

    Liquidity and Capital Resources

   Cash Flows

         Cash provided by operating activities increased $66.5 million during the first quarter of 1995, when compared to the first quarter of 1994, primarily due to higher earnings, lower decommissioning expenditures ($8.2 million) and a significant increase in the recovery of purchased gas and electric energy costs ($25.5 million). At March 31, 1995, the Company's decommissioning liability was approximately $46.7 million. The majority of the expenditures related to this obligation are expected to be incurred over the next year with final completion of such activities anticipated in the second quarter of 1996. The annual decommissioning amount being recovered from customers is approximately $13.9 million which will continue through June, 2005. At March 31, 1995, approximately $104.9 million remains to be collected from customers and is reflected as a regulatory asset on the consolidated condensed balance sheet. Accordingly, operating cash flows will continue to be negatively impacted until the decommissioning of Fort St. Vrain is complete.

         Cash used in investing activities increased $33.9 million during the first quarter of 1995, when compared to the same period in 1994, primarily due to increased construction expenditures in 1995 ($4.2 million) and the receipts from the sale of certain Fuelco properties during 1994 ($27.5 million).

         Cash used in financing activities increased approximately $22.0 million during the first quarter of 1995, when compared to the same period in 1994, primarily due to increased repayments of short-term borrowings ($23.0 million). Additionally, proceeds from the sale of common stock under the Company's dividend reinvestment and stock purchase plan decreased in the first quarter of 1995 to $6.8 million as compared to the proceeds of approximately $10.9 million from issuances under such plan in the first quarter of 1994.

   Common Stock Dividend

         On March 28, 1995, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.51 per share, up from $0.50 per share for the previous quarter. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flow and other factors. It will continue to be evaluated quarterly by the Board of Directors.

                           PART II - OTHER INFORMATION


   Item 1. Legal Proceedings

         Part 1. Issues relating to the Company's 1993 rate case and environmental site cleanup are discussed in Note 3. Commitments and Contingencies in Item 1, Part 1.

   Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits


         12(a) -     Computation  of   Ratio  of   Consolidated  Earnings   to
                     Consolidated  Fixed  Charges is  set  forth  at  page  23
                     herein.

         12(b) -     Computation  of   Ratio  of   Consolidated  Earnings   to
                     Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 24 herein.

         15    -     Letter  from  Arthur  Andersen  LLP  regarding  unaudited
                     interim information is set forth at page 25 herein.

         27    -     Financial Data Schedule UT

   (b)   Reports on Form 8-K

         No reports on Form 8-K were filed during the first quarter of 1995.

                                    SIGNATURE

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                        PUBLIC SERVICE COMPANY OF COLORADO




                                                  /s/ R. C. KELLY
                                          ______________________________
                                                    R. C. Kelly
                                              Senior Vice President,
                                              Finance, Treasurer and
                                              Chief Financial Officer


   Dated: May 10, 1995

                                  EXHIBIT INDEX

         12(a) -     Computation  of   Ratio  of   Consolidated  Earnings   to
                     Consolidated  Fixed  Charges is  set  forth  at  page  23
                     herein.

         12(b) -     Computation  of   Ratio  of   Consolidated  Earnings   to
                     Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 24 herein.

         15    -     Letter  from  Arthur  Andersen  LLP  regarding  unaudited
                     interim information is set forth at page 25 herein.

         27    -     Financial Data Schedule UT

                                                                 EXHIBIT 12(a)

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES

                        COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                                TO CONSOLIDATED FIXED CHARGES

                  (not covered by report of independent public accountants)

                                                                 Three Months Ended
                                                                      March 31,
                                                                   1995         1994
                                                               (Thousands of Dollars,
                                                                   except ratios)
   Fixed charges:

     Interest on long-term debt  . . . . . . . . . . . . . .   $    21,506  $    23,165
     Interest on borrowings against
       corporate-owned life insurance contracts  . . . . . .         7,969        6,802
     Other interest  . . . . . . . . . . . . . . . . . . . .         5,339        2,594
     Amortization of debt discount and expense less premium            791          726
     Interest component of rental expense  . . . . . . . . .         1,690        1,880

         Total   . . . . . . . . . . . . . . . . . . . . . .   $    37,295  $    35,167

   Earnings (before fixed charges and taxes on income):

     Net income  . . . . . . . . . . . . . . . . . . . . . .   $    53,644  $    46,529
     Fixed charges as above  . . . . . . . . . . . . . . . .        37,295       35,167
     Provisions for Federal and state taxes on income,
       net of investment tax credit amortization . . . . . .        29,334       26,362

         Total . . . . . . . . . . . . . . . . . . . . . . .   $   120,273  $   108,058

   Ratio of earnings to fixed charges  . . . . . . . . . . .          3.22         3.07

                                                                 EXHIBIT 12(b)

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES

                        COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS TO
             CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

                  (not covered by report of independent public accountants)

                                                                 Three Months Ended
                                                                      March 31,
                                                                   1995         1994
                                                               (Thousands of Dollars,
                                                                   except ratios)
   Fixed charges and preferred stock dividends:

     Interest on long-term debt  . . . . . . . . . . . . . .   $    21,506  $    23,165
     Interest on borrowings against
       corporate-owned life insurance contracts  . . . . . .         7,969        6,802
     Other interest  . . . . . . . . . . . . . . . . . . . .         5,339        2,594
     Amortization of debt discount and expense less premium            791          726
     Interest component of rental expense  . . . . . . . . .         1,690        1,880
     Preferred stock dividend requirement  . . . . . . . . .         3,001        3,005
     Additional preferred stock dividend requirement . . . .         1,641        1,703
         Total   . . . . . . . . . . . . . . . . . . . . . .   $    41,937  $    39,875

   Earnings (before fixed charges and taxes on income):

     Net income  . . . . . . . . . . . . . . . . . . . . . .   $    53,644  $    46,529
     Interest on long-term debt  . . . . . . . . . . . . . .        21,506       23,165
     Interest on borrowings against
       corporate-owned life insurance contracts  . . . . . .         7,969        6,802
     Other interest  . . . . . . . . . . . . . . . . . . . .         5,339        2,594
     Amortization of debt discount and expense less premium            791          726
     Interest component of rental expense  . . . . . . . . .         1,690        1,880
     Provisions for Federal and state taxes on income,
       net of investment tax credit amortization . . . . . .        29,334       26,362
         Total . . . . . . . . . . . . . . . . . . . . . . .   $   120,273  $   108,058

   Ratio of earnings to fixed charges and preferred stock
     dividends . . . . . . . . . . . . . . . . . . . . . . .          2.87         2.71

                                                                    EXHIBIT 15
   May 5, 1995




   Public Service Company of Colorado:

   We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-42442) pertaining to the Automatic Dividend Reinvestment and Common Stock
   Purchase Plan; the Company's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of the Company's First Mortgage Bonds; the Company's
   Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; the Company's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and the Company's Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and Cumulative Preferred Stock, its Form 10-Q for the quarter ended March 31, 1995, which includes our report dated May 5, 1995, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.




                                                         Very truly yours,



                                                         ARTHUR ANDERSEN LLP