Form 10-Q
period 1995-06-30
PUBLIC SERVICE CO OF COLORADO
filed 1995-08-10
CIK 81018

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             Form 10-Q

   [ X ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended June 30, 1995
                                 OR
    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________
                        to________________
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


        At August 4, 1995, 63,109,140 shares of the registrant's Common Stock, $5.00 par value (the only class of common stock), were outstanding.

                               Table of Contents


                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . .     1

Item 2.  Management's Discussion  and Analysis of  Financial

                     Condition and Results of Operations . . . . . . . .    18



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .    25

Item 4. Submission of Matters to a Vote of Security Holders  . . . . . .    25

Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . .    25

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    25

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    27

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    28

EXHIBIT 12(a)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    29

EXHIBIT 12(b)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

EXHIBIT 15 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

                          PART 1 - FINANCIAL INFORMATION
   Item 1. Financial Statements

                        PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                              (Thousands of Dollars)

                                      ASSETS

                                                                 June 30,   December 31,
                                                                   1995         1994
                                                               (Unaudited)
   Property, plant and equipment, at cost:
      Electric . . . . . . . . . . . . . . . . . . . . . . .   $ 3,711,283   $3,641,711
      Gas  . . . . . . . . . . . . . . . . . . . . . . . . .       891,691      867,239
      Steam and other  . . . . . . . . . . . . . . . . . . .        88,206       86,458
      Common to all departments  . . . . . . . . . . . . . .       387,734      369,070
      Construction in progress . . . . . . . . . . . . . . .       202,895      187,577
                                                                 5,281,809    5,152,055
      Less: accumulated depreciation . . . . . . . . . . . .     1,923,397    1,860,653
        Total property, plant and equipment  . . . . . . . .     3,358,412    3,291,402

   Investments, at cost  . . . . . . . . . . . . . . . . . .        25,055       18,202

   Current assets:
      Cash and temporary cash investments  . . . . . . . . .         5,791        5,883
      Accounts receivable, less reserve for
        uncollectible accounts ($4,022 at June 30, 1995;
        $3,173 at December 31, 1994) . . . . . . . . . . . .       138,758      163,465
      Accrued unbilled revenues  . . . . . . . . . . . . . .        69,716       86,106
      Recoverable purchased gas and electric
        energy costs - net . . . . . . . . . . . . . . . . .             -       37,979
      Materials and supplies, at average cost  . . . . . . .        66,572       67,600
      Fuel inventory, at average cost  . . . . . . . . . . .        36,501       31,370
      Gas in underground storage, at cost (LIFO) . . . . . .        19,794       42,355
      Current portion of accumulated deferred income taxes .        31,325       20,709
      Regulatory assets recoverable within one year (Note 1)        39,728       39,985
      Prepaid expenses and other . . . . . . . . . . . . . .        15,466       16,312
        Total current assets . . . . . . . . . . . . . . . .       423,651      511,764

   Deferred charges:
      Regulatory assets (Note 1) . . . . . . . . . . . . . .       328,331      335,893
      Unamortized debt expense . . . . . . . . . . . . . . .        10,720       11,073
      Other  . . . . . . . . . . . . . . . . . . . . . . . .        41,337       39,498
        Total deferred charges . . . . . . . . . . . . . . .       380,388      386,464
                                                               $ 4,187,506   $4,207,832


            The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.


                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Thousands of Dollars)

                                   CAPITAL AND LIABILITIES


                                                                 June 30,   December 31,
                                                                   1995         1994
                                                               (Unaudited)
   Common stock  . . . . . . . . . . . . . . . . . . . . . .   $   982,886   $  959,268
   Retained earnings . . . . . . . . . . . . . . . . . . . .       320,048      308,214
      Total common equity  . . . . . . . . . . . . . . . . .     1,302,934    1,267,482

   Preferred stock:
      Not subject to mandatory redemption  . . . . . . . . .       140,008      140,008
      Subject to mandatory redemption at par . . . . . . . .        42,665       42,665
   Long-term debt  . . . . . . . . . . . . . . . . . . . . .     1,081,746    1,155,427
                                                                 2,567,353    2,605,582

   Noncurrent liabilities:
      Defueling and decommissioning liability (Note 2) . . .        24,315       40,605
      Employees' postretirement benefits other
        than pensions  . . . . . . . . . . . . . . . . . . .        45,799       42,106
      Employees' postemployment benefits . . . . . . . . . .        20,975       20,975
        Total noncurrent liabilities . . . . . . . . . . . .        91,089      103,686

   Current liabilities:
      Notes payable and commercial paper . . . . . . . . . .       286,300      324,800
      Long-term debt due within one year . . . . . . . . . .        83,174       25,153
      Preferred stock subject to mandatory
        redemption within one year . . . . . . . . . . . . .         2,576        2,576
      Accounts payable . . . . . . . . . . . . . . . . . . .       136,506      177,031
      Dividends payable  . . . . . . . . . . . . . . . . . .        35,091       34,078
      Recovered purchased gas and electric energy costs - net       50,064            -
      Customers' deposits  . . . . . . . . . . . . . . . . .        17,955       17,099
      Accrued taxes  . . . . . . . . . . . . . . . . . . . .        36,641       54,148
      Accrued interest . . . . . . . . . . . . . . . . . . .        31,164       32,265
      Current portion of defueling and decommissioning
        liability (Note 2) . . . . . . . . . . . . . . . . .        40,415       36,365
      Other  . . . . . . . . . . . . . . . . . . . . . . . .        64,447       62,640
        Total current liabilities  . . . . . . . . . . . . .       784,333      766,155

   Deferred credits:
      Customers' advances for construction . . . . . . . . .       104,948       96,442
      Unamortized investment tax credits . . . . . . . . . .       116,045      118,532
      Accumulated deferred income taxes  . . . . . . . . . .       492,948      485,668
      Other  . . . . . . . . . . . . . . . . . . . . . . . .        30,790       31,767
        Total deferred credits . . . . . . . . . . . . . . .       744,731      732,409

   Commitments and contingencies (Notes 2 and 3) . . . . . .
                                                               $ 4,187,506   $4,207,832

            The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                         (Unaudited)
                         (Thousands of Dollars except per share data)

                                                             Three Months Ended June 30,
                                                                   1995         1994
   Operating revenues:
      Electric . . . . . . . . . . . . . . . . . . . . . . .   $   341,516   $  339,980
      Gas  . . . . . . . . . . . . . . . . . . . . . . . . .       148,312      130,317
      Other  . . . . . . . . . . . . . . . . . . . . . . . .         8,871        7,266
                                                                   498,699      477,563
   Operating expenses:
      Fuel used in generation  . . . . . . . . . . . . . . .        43,935       48,143
      Purchased power  . . . . . . . . . . . . . . . . . . .       117,983      103,396
      Gas purchased for resale . . . . . . . . . . . . . . .       102,164       83,899
      Other operating expenses . . . . . . . . . . . . . . .        86,734       95,640
      Maintenance  . . . . . . . . . . . . . . . . . . . . .        16,156       18,069
      Depreciation and amortization  . . . . . . . . . . . .        35,027       36,382
      Taxes (other than income taxes)  . . . . . . . . . . .        21,412       22,441
      Income taxes . . . . . . . . . . . . . . . . . . . . .        12,654       11,566
                                                                   436,065      419,536
   Operating income  . . . . . . . . . . . . . . . . . . . .        62,634       58,027

   Other income and deductions:
      Allowance for equity funds used during construction  .         1,107        1,078
      Miscellaneous income and deductions - net  . . . . . .           101       (2,712)
                                                                     1,208       (1,634)
   Interest charges:
      Interest on long-term debt . . . . . . . . . . . . . .        21,337       22,018
      Amortization of debt discount and expense less premium           806          802
      Other interest . . . . . . . . . . . . . . . . . . . .        14,403       10,590
      Allowance for borrowed funds used during construction           (959)        (892)
                                                                    35,587       32,518
   Net income  . . . . . . . . . . . . . . . . . . . . . . .        28,255       23,875
   Dividend requirements on preferred stock  . . . . . . . .         3,000        3,005
   Earnings available for common stock . . . . . . . . . . .   $    25,255   $   20,870

   Weighted average common shares outstanding (thousands)  .        62,846       61,425

   Earnings per weighted average
      share of common stock outstanding  . . . . . . . . . .   $      0.40   $     0.34

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

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                         (Unaudited)
                         (Thousands of Dollars except per share data)

                                                               Six Months Ended June 30,
                                                                   1995         1994
   Operating revenues:
      Electric . . . . . . . . . . . . . . . . . . . . . . .   $   708,099   $  688,264
      Gas  . . . . . . . . . . . . . . . . . . . . . . . . .       392,869      385,321
      Other  . . . . . . . . . . . . . . . . . . . . . . . .        18,327       16,414
                                                                 1,119,295    1,089,999
   Operating expenses:
      Fuel used in generation  . . . . . . . . . . . . . . .        91,120      101,511
      Purchased power  . . . . . . . . . . . . . . . . . . .       239,461      209,864
      Gas purchased for resale . . . . . . . . . . . . . . .       270,299      261,413
      Other operating expenses . . . . . . . . . . . . . . .       176,548      189,904
      Maintenance  . . . . . . . . . . . . . . . . . . . . .        30,860       34,502
      Depreciation and amortization  . . . . . . . . . . . .        70,193       73,300
      Taxes (other than income taxes)  . . . . . . . . . . .        44,503       45,120
      Income taxes . . . . . . . . . . . . . . . . . . . . .        41,988       37,928
                                                                   964,972      953,542
   Operating income  . . . . . . . . . . . . . . . . . . . .       154,323      136,457

   Other income and deductions:
      Allowance for equity funds used during construction  .         1,858        2,143
      Miscellaneous income and deductions - net  . . . . . .        (3,782)      (3,150)
                                                                    (1,924)      (1,007)
   Interest charges:
      Interest on long-term debt . . . . . . . . . . . . . .        42,843       45,183
      Amortization of debt discount and expense less premium         1,597        1,528
      Other interest . . . . . . . . . . . . . . . . . . . .        27,711       19,986
      Allowance for borrowed funds used during construction         (1,651)      (1,651)
                                                                    70,500       65,046
   Net income  . . . . . . . . . . . . . . . . . . . . . . .        81,899       70,404
   Dividend requirements on preferred stock  . . . . . . . .         6,001        6,010
   Earnings available for common stock . . . . . . . . . . .   $    75,898   $   64,394

   Weighted average common shares outstanding (thousands)  .        62,680       61,172

   Earnings per weighted average
      share of common stock outstanding  . . . . . . . . . .   $      1.21   $     1.05

   Dividends per share declared on common stock  . . . . . .   $      1.02   $     1.00


            The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                    (Thousands of Dollars)

                                                               Six Months Ended June 30,
                                                                   1995         1994

   Operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . .   $    81,899   $   70,404
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization  . . . . . . . . . .        72,159       74,647
          Amortization of investment tax credits . . . . . .        (2,487)      (2,516)
          Deferred income taxes  . . . . . . . . . . . . . .         3,179       17,726
          Allowance for equity funds used during construction       (1,858)      (2,143)
          Change in accounts receivable  . . . . . . . . . .        24,707       22,958
          Change in inventories  . . . . . . . . . . . . . .        18,458       30,552
          Change in other current assets . . . . . . . . . .        54,574       54,015
          Change in accounts payable . . . . . . . . . . . .       (40,525)     (78,958)
          Change in other current liabilities  . . . . . . .        47,991          321
          Change in deferred amounts . . . . . . . . . . . .           710      (46,930)
          Change in noncurrent liabilities . . . . . . . . .       (12,596)       7,607
          Other  . . . . . . . . . . . . . . . . . . . . . .            65           32
             Net cash provided by operating activities . . .       246,276      147,715

   Investing activities:
      Construction expenditures  . . . . . . . . . . . . . .      (119,605)    (128,756)
      Allowance for equity funds used during construction  .         1,858        2,143
      Proceeds from (cost of) disposition of property,
       plant and equipment . . . . . . . . . . . . . . . . .       (11,933)      26,433
      Purchase of other investments  . . . . . . . . . . . .        (7,283)        (938)
      Sale of other investments  . . . . . . . . . . . . . .           365          530
             Net cash used in investing activities . . . . .      (136,598)    (100,588)

   Financing activities:
      Proceeds from sale of common stock . . . . . . . . . .        13,796       22,273
      Proceeds from sale of long-term debt . . . . . . . . .        22,135      244,448
      Redemption of long-term debt . . . . . . . . . . . . .       (38,149)    (280,579)
      Short-term borrowings - net  . . . . . . . . . . . . .       (38,500)      23,400
      Dividends on common stock  . . . . . . . . . . . . . .       (63,051)     (60,807)
      Dividends on preferred stock . . . . . . . . . . . . .        (6,001)      (6,010)
             Net cash used in financing activities . . . . .      (109,770)     (57,275)
             Net decrease in cash and temporary
              cash investments . . . . . . . . . . . . . . .           (92)     (10,148)
             Cash and temporary cash investments at
              beginning of period  . . . . . . . . . . . . .         5,883       18,038
             Cash and temporary cash investments at
              end of period  . . . . . . . . . . . . . . . .   $     5,791   $    7,890


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

   Regulatory assets and liabilities

         The Company and its regulated subsidiaries prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). In general, SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. As a result, a regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues.

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

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996, the effective date of the new statement, and does not expect that adoption will have a material impact on the Company's results of operations, financial position or cash flow.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


         The following regulatory assets are reflected in the Company's consolidated condensed balance sheets:

                                              June 30,  December 31, Recovery
                                                1995        1994       Through
                                             (Thousands of Dollars)
Nuclear decommissioning costs (Note 2)       $ 102,427   $ 107,374     2005
Income taxes  . . . . . . . . . . . . .        119,317     125,832     2006
Employees' postretirement benefits other
  than pensions . . . . . . . . . . . .         42,586      37,573     2013
Early retirement costs  . . . . . . . .         28,606      33,124     1998
Employees' postemployment benefits  . .         20,975      20,975 Undetermined
Demand-side management costs  . . . . .         24,263      20,831     2002
Unamortized debt reacquisition costs  .         22,952      22,360     2024
Other . . . . . . . . . . . . . . . . .          6,933       7,809     1999
  Total . . . . . . . . . . . . . . . .        368,059     375,878
Classified as current . . . . . . . . .         39,728      39,985
Classified as noncurrent  . . . . . . .      $ 328,331   $ 335,893

Recovered/Recoverable purchased gas and electric energy costs - net

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

Other

      Property, plant and equipment includes approximately $18.4 million and $25.4 million, respectively, for costs associated with the engineering design of the future Pawnee II generating station and certain water rights located in southeastern Colorado, also obtained for a future generating station. Effective with the December 1, 1993 CPUC rate order, the Company is earning a return on these investments based on the Company's weighted average cost of debt and preferred stock.

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

      As part of the Company's Omnibus Incentive Plan, shares of common stock (3,891 in 1995 and 7,892 in 1994), valued at the market price on date of

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


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

      On July 17, 1995, the Nuclear Regulatory Commission ("NRC") approved the final radiation survey report of the repowering area prepared by the Company.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


The Company reported that the survey data met unrestricted release criteria permitting such area to be released.

Decommissioning

      The Company has been pursuing the early dismantlement/decommissioning of Fort St. Vrain following the 1991 CPUC approval of the recovery from customers of approximately $124.4 million (plus a 9% carrying cost) for such activities, as well as the 1992 NRC approval of the Company's early dismantlement/decommissioning plan. The decommissioning amount being recovered from customers, which began July 1, 1993 and extends over a twelve-year period, represented the inflation-adjusted estimated remaining cost of the early dismantlement/decommissioning activities not previously recognized as expense at the time of CPUC approval. At June 30, 1995, approximately $102.4 million of such amount remains to be collected from customers and, therefore, is reflected as a regulatory asset on the consolidated condensed balance sheet. The amount recovered from customers each year is approximately $13.9 million.

       The Company has contracted with Westinghouse Electric Corporation and MK-Ferguson, a division of Morrison Knudsen Corporation, for the early dismantlement/decommissioning of Fort St. Vrain. At June 30, 1995, approximately 85% of the decommissioning process has been performed with final completion of such activities anticipated in the second quarter of 1996.

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

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


Defueling

      Currently, six segments of Fort St. Vrain's spent nuclear fuel (segments 4-9) are stored in the ISFSI located at the plant site. While the Company has entered into two separate agreements with the Department of Energy ("DOE") for
(a) the temporary storage of segments 1-8 at a DOE facility located in the State of Idaho (such contract includes an option to store additional spent fuel segments at the DOE's discretion) and (b) the disposal of segment 9 at a Federal repository, resolution of all spent fuel disposal issues has been substantially delayed pending resolution of several lawsuits filed during 1991 by and among the Company, the DOE, the State of Idaho and the Shoshone - Bannock Indian Tribes. While the plant was operating and as part of routine refueling procedures, three spent fuel segments were transported to the Idaho facility. It is currently estimated that the Federal repository will not be available until 2010. The Company, however, intends to pursue with the DOE the storage of segment 9 at the Idaho facility in conjunction with the first eight segments. The Company and the DOE are in discussions regarding the issues related to the disposal of Fort St. Vrain's spent nuclear fuel.

      In April 1995, the DOE issued an Environmental Impact Statement ("EIS") relative to, among other things, the receipt and storage of spent fuel at the Idaho facility. In May 1995, the final record of decision was issued related to such EIS. The EIS specifies a preferred alternative under which existing environmental restoration and waste management facilities and projects would continue to be operated, including Fort St. Vrain spent fuel nuclear fuel shipment from the ISFSI and storage at the Idaho facility. However, following the filing of a complaint by the State of Idaho contending that the EIS was not complete, the U.S. District Court for the District of Idaho issued an injunction prohibiting all shipments of spent fuel to the Idaho facility. Additionally, modifications to the Idaho facility will be required to accommodate the new spent fuel shipping casks. These modifications would be completed subsequent to the resolution of the various issues related to the EIS. The DOE's estimate of the time to complete the modification is between 15-18 months. Furthermore, the DOE has stated that a facility readiness review will be required. Such review is standard DOE procedure required to validate the readiness of equipment following a shut-down period. Such review will also be conducted subsequent to the resolution of the various EIS issues.

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

      The estimated total cost of defueling and decommissioning Fort St. Vrain is approximately $361.8 million. At June 30, 1995, approximately $297.1 million has been spent for such activities with the remaining $64.7 million defueling and decommissioning liability reflected on the consolidated condensed balance sheet ($23.6 million - defueling; $41.1 million - decommissioning). Because of the possibility of further changes in the decommissioning work scope, changes in applicable regulations and/or the uncertainties related to the final disposal of spent fuel, there can be no assurance that the actual cost of defueling and decommissioning will not

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


exceed the estimated liability. The Company could be required to revise the estimated cost of defueling and decommissioning as a result of any such matters.

Funding

      Under NRC regulations, the Company is required to make filings with, and obtain the approval of, the NRC regarding certain aspects of the Company's decommissioning proposals, including funding. On January 27, 1992, the NRC accepted the Company's funding aspects of the decommissioning plan. The Company has also obtained an unsecured irrevocable letter of credit totaling $125 million that meets the NRC's stipulated funding guidelines including those proposed on August 21, 1991 that address decommissioning funding requirements for nuclear power reactors that have been prematurely shut down. In accordance with the NRC funding guidelines, the Company is allowed to reduce the balance of the letter of credit based upon milestone payments made under the fixed-price decommissioning contract. As a result of such payments, at June 30, 1995, the letter of credit had been reduced to $50 million.

      The Company had previously set aside approximately $30 million in trust accounts for decommissioning the reactor. Since commencement of decommissioning, the Company completed withdrawing funds from the trust accounts during the second quarter of 1993. As previously discussed, on July 1, 1993, the Company began collection of the remaining decommissioning costs from customers.

      In addition, the Company has established a separate decommissioning trust for the ISFSI which had funds of approximately $1.7 million at June 30, 1995. It is anticipated that this amount, together with the expected earnings on the funds, will be sufficient to decommission the ISFSI.

      Costs for maintaining the ISFSI and removing fuel from the ISFSI, which the Company is not required to prefund, will be paid from a combination of operating funds of the Company and its subsidiaries and/or external financing.

Nuclear Insurance

      The Price Anderson Act, as amended, limits the public liability of a licensee for a single nuclear incident at its nuclear power plant to the amount of financial protection available through liability insurance and deferred premium assessment charges, currently approximately $8.9 billion, which includes a 5% surcharge. The Act requires licensees to participate in an assessable excess liability program through an indemnity program with the NRC. Under the terms of this indemnity program, the Company could be liable for retrospective assessments of approximately $79 million per nuclear incident at any nuclear power plant. This amount is indexed every five years for inflation. Also, it is provided that not more than $10 million could be payable per incident in any one year. The Company's primary financial protection for this exposure was provided in the amount available ($200 million) by private insurance. In consideration of the shutdown and defueled status of Fort St. Vrain, the Company requested exemption from the indemnification obligations under the Act. The NRC granted the Company's request for exemption from participation in the indemnity program for nuclear incidents occurring after February 17, 1994 and reduced the amount of primary liability insurance required to $100 million.

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


      In addition to the Company's liability insurance, Federal regulations require the Company to maintain $1.06 billion in nuclear property insurance. Effective February 1, 1991, the NRC granted the Company's exemption request to reduce the nuclear property insurance coverage from $1.06 billion to a minimum of $169 million. This lower limit would cover stabilization and decontamination expenses resulting from a worst case accident. However, on June 7, 1995, the NRC granted the Company an exemption from the requirement to maintain nuclear property damage insurance following an environmental assessment and finding of no significant impact. Accordingly, the Company has reduced such insurance coverage to $10 million, which is related only to the ISFSI.

3. Commitments and Contingencies

Regulatory Matters

Electric and Gas Cost Adjustment Mechanisms

      The Company's Electric Cost Adjustment ("ECA") mechanism was revised and a new Qualifying Facility Capacity Cost Adjustment ("QFCCA") mechanism was implemented on December 1, 1993, along with the base rate changes resulting from the 1993 rate case. Under the revised ECA, fuel used for generation and purchased energy costs from utilities, Qualifying Facilities ("QF") and Independent Power Production Facilities (excluding all purchased capacity costs) to serve retail customers, are recoverable. Purchased capacity costs are recovered as a component of base rates, except as described below. The ECA rate is revised annually on October 1. Recovered energy costs are compared with actual costs on a monthly basis and differences, including interest, are deferred. Under the QFCCA, all purchased capacity costs from new QF projects, not reflected in base rates, are recoverable similar to the ECA. While the CPUC approved the QFCCA, recovery of such costs may be subject to an earnings test, which has not yet been defined by the CPUC. The OCC has proposed an annual earnings test that may result in a reduction of QFCCA recoveries to the extent the Company's earnings are in excess of its 11% authorized rate of return on regulated common equity. Hearings regarding this matter were held on April 10-11, 1995. A decision on this matter is expected by September 1995.

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

      On June 8, 1994, the CPUC approved the recovery of certain "energy efficiency credits" from retail jurisdiction customers through the Demand Side Management Cost Adjustment ("DSMCA"). On December 1, 1994, the OCC filed an appeal in the District Court in and for the City and County of Denver ("Denver District Court") of the CPUC's decision. The Denver District Court approved the collection of these credits on June 19, 1995, subject to refund. Accordingly, effective July 1, 1995, the Company began collection of the December 31, 1994 balance of unbilled revenue related to these credits

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


(approximately $6.7 million). At June 30, 1995, approximately $8.5 million of unbilled revenue related to these credits has been recognized by the Company. If the OCC is successful in its appeal, the Company could be required to reverse these unbilled revenues and refund the amounts previously collected.

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

Incentive Regulation and Demand Side Management

      The CPUC has opened a separate docket to investigate issues relating to the adoption and implementation of incentive regulation, which includes the concept of decoupling the Company's earnings from sales, and additional demand side management ("DSM") incentives. On February 10, 1994, the parties to this docket filed a unanimous stipulation and settlement agreement with the CPUC. Provisions of the stipulation include, among other things, retaining the cost recovery component of the DSMCA through December 31, 1998, modifying slightly the DSM incentive mechanism for 1994 and 1995 and forming a technical working group to study and analyze various alternative annual revenue reconciliation mechanisms and incentive mechanisms for 1996 through 1998, which would replace existing DSM incentives until another mechanism or regulatory approach is approved by the CPUC. The stipulation agreement, which included a procedural schedule to review the results of all studies and simulations over the next year, was approved by the CPUC on June 16, 1994. During the first quarter of 1995, the technical working group presented to the CPUC a detailed analysis demonstrating the effect of the various proposed mechanisms. The Company is in opposition to all proposed alternative annual revenue reconciliation mechanisms and incentive mechanisms, but not the DSMCA. Direct testimony and exhibits were filed by the Company on June 15, 1995. Hearings have been scheduled for September 1995.

Phase II of 1993 Rate Case

      On August 1, 1994, the Company filed its Phase II testimony. The Phase II proceedings will address cost allocation issues and specific rate changes for the various customer classes based on the results of the Phase I hearings and decision that became effective December 1, 1993. A settlement agreement was reached related to gas rates in June 1995. Approval of the gas settlement agreement by the CPUC is expected in the third quarter of 1995 and a final decision on the Phase II proceedings related to electric rates is expected before year-end.

Federal Energy Regulatory Commission

      On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking ("NOPR") on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities and a supplemental NOPR on Recovery of Stranded Costs.

      The  rules proposed in the  NOPR are intended  to facilitate competition
among  electric generators  for sales  to the  bulk power  supply market.   If

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


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

      The supplemental NOPR on stranded costs provides a basis for recovery by regulated public utilities of legitimate and verifiable stranded costs associated with existing wholesale requirements customers and retail customers who become unbundled wholesale transmission customers of the utility. The FERC would provide public utilities a mechanism for recovery of stranded costs that result from municipalization, former retail customers becoming wholesale customers, or the loss of a wholesale customer. The FERC will consider allowing recovery of stranded investment costs associated with retail wheeling only if a state regulatory commission lacks the authority to consider that issue.

      On June 26, 1995, the Company filed transmission tariffs with the FERC that are intended to meet the comparability of service requirements as set out in the NOPR. Concurrently with the comparability filing, e prime, a non-regulated energy services subsidiary of the Company, filed a power marketer application with the FERC. The Company has requested that the transmission tariffs be made effective on August 25, 1995, sixty days from the date of the filing, and that e prime be authorized to make wholesale sales of electric power beginning on that same day.

      The Company is continuing to evaluate the NOPR to determine its impact on the Company and its customers. It is anticipated that a final rule could take effect in early 1996. The Company cannot predict the outcome of this matter.

Environmental Issues

Environmental Site Cleanup

      Under the Comprehensive Environmental Response, Compensation and Liability Act, the Environmental Protection Agency has identified, and a Phase II environmental assessment has revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The Company, which is one of several Potentially Responsible Parties ("PRPs"), is involved in the cleanup of this site which began in November 1992 and is expected to be completed during the third quarter of 1995. The total project cost is currently estimated to be approximately $8.9 million. On March 16, 1995, the Denver District Court entered judgment in favor of the Company in the amount of $5.6 million, for costs incurred through January 31, 1995, regarding a lawsuit against one of the Company's insurance providers for the cleanup of this site. Additionally, the Company expects to recover costs incurred subsequent to

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


January 31, 1995 through future insurance claims. The insurance provider has appealed the jury decision. Previously, the Company had received certain insurance settlement proceeds, a portion of which remains to be allocated to this site. To the extent such costs are not recovered by insurance or from other PRPs, the Company believes it is probable that such costs will be recovered through the rate regulatory process.

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

      The Elitch Gardens Amusement Park site near downtown Denver has revealed low level, widespread contamination. The Company had used the site in the past as a manufactured gas plant site and is one of three PRPs. An agreement has been signed by Trillium Corporation, a PRP, Elitch Gardens Co. and the Company, releasing the Company from responsibility for the first $2 million of expenses related to contamination. Any contamination expenses incurred during construction or thereafter which exceed $2 million will be the responsibility of the Company; however, the Company could then pursue recovery of the incurred costs from Burlington Northern Railroad, the third PRP, and/or through insurance claims. Contamination expenses incurred through June 30, 1995 have not exceeded $2 million. The amusement park began operations in the second quarter of 1995.

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

Other Environmental Matters

      Under the Clean Air Act Amendments of 1990, coal burning power plants are required to reduce Sulfur Dioxide ("SO2") and Nitrogen Oxide ("NOx") emissions to specified levels through a phased approach. The Company is currently meeting Phase I emission standards placed on SO2 through the use of low sulfur coal and the operation of pollution control equipment on certain generation facilities. The Company will be required to modify certain boilers by the year 2000 to reduce Nox emissions in order to comply with Phase II requirements. The estimated costs for future plant modifications total approximately $33 million. The Company is studying its options to reduce SO2

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


emissions and currently does not anticipate that these regulations will significantly impact its operations.

      On August 18, 1993, a conservation organization filed a complaint in the U.S. District Court for the District of Colorado ("U.S. District Court"), pursuant to Section 304 of the Federal Clean Air Act, against the Company and the other joint owners of the Hayden Steam Electric Generating Station. The plaintiff alleges that 1) the station exceeded the 20% opacity limitations in excess of 19,000 six minute intervals during the period extending from the last quarter of 1988 through mid-1993 based on the data and reports obtained from the station's continuous opacity monitors ("COMs"), which measure average emission stream opacity in six minute intervals on a continuous basis, 2) the station was operated for over two weeks in late 1992 without a functioning electrostatic precipitator which constituted a "modification" of the station without the requisite permit from the Colorado Department of Public Health and Environment and 3) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The joint owners of the station contest all of these claims and contend that there were no violations of the opacity limitation, because pursuant to the Colorado state implementation plan ("SIP"), visual emissions are to be measured by qualified personnel using the U.S. Environmental Protection Agency's ("EPA") visual test known as "Method 9" and not by any measurements from the station's COMs as alleged by the plaintiff.

      Discovery was completed and oral arguments on summary judgment motions were heard in mid-May 1995. On July 21, 1995, the U.S. District Court ordered partial summary judgment of liability in favor of the plaintiff in regards to the claims described in items 1) and 3) above and denied the plaintiff's motion in regards to the claims described in item 2) above. On July 31, 1995, the joint owners filed a petition for an interlocutory appeal with the 10th Circuit Court of Appeals. If the joint owners are not successful in their appeal, the U.S. District Court will determine the appropriate penalties and/or remedies.

      At this time, the Company is not able to estimate the outcome of the appeal or the amount, if any, of its potential liability. The plaintiff has requested, among other things, that the joint owners "pay to the EPA to finance air compliance and enforcement activities, as provided for by 42 U.S.C. section 7604(g)(1), a penalty of $25,000 per day for each of their violations of the Clean Air Act." The statute provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. In setting penalties in its own enforcement actions, the EPA relies, in part, on such factors as the economic benefit of noncompliance, the actual or possible harm of noncompliance, the size of the violator, the willfulness or negligence of the violator and its degree of cooperation in resolving the matter. The Company cannot predict the level of penalties, if any, or the remedies that the court may impose in the instance if the joint owners are unsuccessful in their appeal.

      In April 1992, the Company acquired interests in the two generating units at the Hayden station located near Hayden, Colorado. The Company currently is the operator of the Hayden station and owns an undivided interest in each of the two generating units at the station which in total average approximately 53%. Additional pollution control equipment may also be required to be installed at the station. The Company has not recorded any

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


amounts for potential loss contingencies related to this matter.

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

4.  Management's Representations

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at June 30, 1995 and December 31, 1994, and the results of operations for the three and six months ended June 30, 1995 and 1994 and cash flows for the six months ended June 30, 1995 and 1994. The consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 1994, 1993 and 1992 included in the Company's 1994 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

      Because of seasonal and other factors, the results of operations for the three and six month periods ended June 30, 1995 should not be taken as an indication of earnings for all or any part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
PUBLIC SERVICE COMPANY OF COLORADO

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of June 30, 1995, and the related consolidated condensed statements of income for the three and six month periods ended June 30, 1995 and 1994 and the consolidated condensed statements of cash flows for the six month periods ended June 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

As more fully discussed in Note 2 to the consolidated condensed financial statements, the adequacy of the Company's recorded liability for defueling and decommissioning its Fort St. Vrain Nuclear Generating Station (approximately $64.7 million at June 30, 1995) is primarily dependent on assurances that the dismantlement and decommissioning of the Fort St. Vrain Nuclear Generating Station can be accomplished at currently estimated costs and that the spent fuel storage and shipment issues are successfully resolved. The outcome of the above issues cannot be determined at this time. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

As more fully discussed in Note 3 to the consolidated condensed financial statements, the Company is a defendant in certain litigation pursuant to
Section 304 of the Federal Clean Air Act, involving the Company and the other joint owners of the Hayden Steam Electric Generating Station. The U.S. District Court for the District of Colorado has issued an order providing the plaintiffs with summary judgment on certain claims. The Company has filed a petition for appeal of the decision, the outcome of which is uncertain at this time. Accordingly, no provision for any liabilities that may result from the resolution of this matter have been made in the accompanying consolidated condensed financial statements.

                                                           ARTHUR ANDERSEN LLP
Denver, Colorado,
August 4, 1995

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three  Months Ended June 30, 1995 Compared to  the Three Months Ended June 30,
1994

Earnings

      Earnings per share were $0.40 for the second quarter of 1995, compared to $0.34 for the second quarter of 1994. The higher earnings were primarily attributed to lower operating and maintenance expenses resulting from cost containment efforts that were implemented in 1994.

      The  Company eliminated  approximately  550 management  and staff  level positions in connection with an internal restructuring and involuntary severance program which was implemented in late 1994. The cost savings from this program, estimated to be approximately $21 million on an annual basis, reduced employee labor and benefit costs for the second quarter of 1995 as discussed below. Through an early retirement/severance program, effective April 1, 1994, the Company reduced its workforce by approximately 550 employees. The salary savings from this program, estimated to be approximately $22 million on an annual basis, lowered employee labor and benefit costs for the first quarter of 1995.

Electric Operations

      The following table details the changes in electric revenues and energy costs for the second quarter of 1995 compared to the same period in 1994.

                                                      Increase (Decrease)
                                                    (Thousands of Dollars)
Electric revenues:
 Retail . . . . . . . . . . . . . . . . . . . . . . .     $ 14,870
 Wholesale  . . . . . . . . . . . . . . . . . . . . .          (47)
 Other (including unbilled revenues)  . . . . . . . .      (13,287)
  Total revenues  . . . . . . . . . . . . . . . . . .        1,536
Fuel used in generation . . . . . . . . . . . . . . .       (4,208)
Purchased power . . . . . . . . . . . . . . . . . . .       14,587
 Net decrease in electric margin  . . . . . . . . . .     $ (8,843)

      The following schedule compares electric Kwh sales for the second quarter of 1995 and 1994.

                                                Electric Sales
                                               (Millions of Kwh)
                                               1995        1994    % Change *
Residential . . . . . . . . . . . . . . .     1,455.1      1,387.8      4.8%
Commercial and Industrial . . . . . . . .     3,584.9      3,524.1      1.7%
Public Authorities  . . . . . . . . . . .        40.2         40.3     (0.3%)
Other Utilities . . . . . . . . . . . . .       682.8        674.1      1.3%
                                              5,763.0      5,626.3      2.4%

* Percentages are calculated using unrounded amounts

      Retail electric revenues increased approximately $14.9 million during the three months ended June 30, 1995, when compared to the three months ended June 30, 1994, primarily due to increases in billed sales resulting from moderate customer growth and the recovery of net higher costs for purchased power and fuel used in generation. Other electric revenues decreased approximately $13.3 million primarily due to: 1) the recognition of lower unbilled revenues in the current period resulting from the effects of unseasonably cool weather during June 1995, as compared to the record hot weather in June 1994, and 2) the recognition of approximately $5 million in unbilled revenues related to certain energy efficiency credits, following the CPUC's second quarter 1994 decision allowing for the future recovery of such credits. (see Note 3. Commitments and Contingencies - Regulatory Matters in
Item 1. FINANCIAL STATEMENTS).

      The Company and Cheyenne currently have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. A substantial portion of these net higher costs have been billed to customers, however, the changes in revenues associated with these mechanisms during the second quarters of 1995 and 1994 had little impact on net income. The Company is required to make a filing with the CPUC related to its ECA by September 1, 1995, at which time the CPUC will review whether the ECA should be maintained in its present form, altered or eliminated (See Note 3. Commitments and Contingencies - Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Fuel used in generation expense decreased $4.2 million, or 8.7%, during the second quarter of 1995, compared to the same period in 1994, primarily due to lower generation levels, coupled with a slight reduction in the cost per Kwh which is primarily due to lower transportation costs from the renegotiation of certain coal transportation contracts. Purchased power expense increased $14.6 million, or 14.1%, for the three months ended June 30, 1995, when compared to the same period in 1994, primarily due to increased purchases from qualifying facilities. The cost per Kwh of electric energy purchased from qualifying facilities is over 50% higher than the purchased power costs from other suppliers, further contributing to the increase in purchased power expense. A majority of purchased power costs associated with qualifying facilities is collected through the QFCCA, a cost adjustment mechanism; however, the future recovery of costs under the QFCCA may be subject to an earnings test, which has not yet been defined by the CPUC (See
Note 3. Commitments and Contingencies - Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

Gas Operations

      The following table details the changes in gas revenues and gas purchased for resale during the second quarter of 1995 compared to the same period in 1994.

                                                      Increase (Decrease)
                                                    (Thousands of Dollars)
Total gas operating revenues  . . . . . . . . . . . .     $ 17,995
Less: transport, gathering, and processing revenues .       (1,871)
 Revenues from gas sales  . . . . . . . . . . . . . .       19,866
Gas purchased for resale  . . . . . . . . . . . . . .       18,265
 Net increase in gas sales margin . . . . . . . . . .     $  1,601

      The following schedule compares gas deliveries for the second quarter of 1995 and 1994.

                                                Gas Deliveries
                                               (Millions of Mcf)
                                               1995        1994    % Change *
Residential . . . . . . . . . . . . . . .        23.9         19.1     25.1%
Commercial and Industrial . . . . . . . .        14.4         12.2     18.4%
Other Utilities . . . . . . . . . . . . .         0.2          0.2     16.9%
  Total Gas Sales . . . . . . . . . . . .        38.5         31.5     22.5%
Gathered and Processed  . . . . . . . . .         0.3         10.8    (96.9%)
Transported and Other . . . . . . . . . .        24.5         18.1     35.4%
                                                 63.3         60.4      5.0%

* Percentages are calculated using unrounded amounts

      The $1.6 million increase in gas sales margin during the second quarter of 1995, as compared to the same period of the prior year, is primarily due to the unseasonably cool weather during the second quarter of 1995 and moderate customer growth. A portion of the increase in billed sales resulting from the colder weather was offset by lower unbilled revenue ($4.7 million) during the second quarter of 1995.

      A decline in transport, gathering and processing revenues reduced gas sales margin by $1.9 million during the second quarter of 1995, as compared to the same period of the prior year. The sale of WestGas Gathering, Inc. in August 1994 resulted in a $2.9 million reduction in gathering revenues during the current period. These lower revenues, however, have been offset, in part, by revenue from higher transport deliveries. The growth in transportation services is primarily due to serving new qualifying facility customers and certain other pipeline customers on a short-term interruptible basis.

      The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms in the second quarters of 1995 and 1994 had little impact on net income. The increase in gas purchased for resale for the second quarter of 1995, compared to the second quarter of 1994, is due to the higher gas sales, but reflects a 12.5% decrease in the per unit cost of gas.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $10.8 million during the second quarter of 1995, when compared to the same period in 1994, primarily due to lower labor and employee benefit costs resulting from the employee downsizing accomplished in late 1994 (approximately a $5 million reduction) and the recognition of approximately $5.4 million of involuntary severance costs in the second quarter of 1994. Lower maintenance expenses at the Company's steam generation facilities also contributed to this decrease.

      Depreciation and amortization expense decreased $1.4 million during the second quarter of 1995, when compared to the same period in 1994, primarily due to the effects of using a longer estimated depreciable life of the Company's electric steam production facilities, consistent with the Company's most recent depreciation study.

      In December 1991, the Company recorded a $3.0 million incentive award granted by the CPUC for the Company's efforts to secure gas refunds for customers from one of its natural gas suppliers. However, on July 11, 1994, the Colorado Supreme Court reversed the incentive granted by the CPUC. Accordingly, the change in other income and deductions - net for the second quarter of 1995, compared to the second quarter of 1994, is primarily due to the 1994 reversal of this incentive award.

      Interest charges increased $3.1 million during the second quarter of 1995, when compared to the same period in 1994, primarily due to higher interest rates associated with short-term borrowings and the recognition of interest costs related to the over collection of expenses under the Company's cost adjustment mechanisms.

Six Months Ended June 30, 1995 Compared to the Six Months Ended June 30, 1994

Earnings

      Earnings per share were $1.21 for the first six months of 1995, compared to $1.05 for the first six months of 1994. The higher earnings were primarily attributed to lower operating and maintenance expenses. The lower operating expenses are the result of cost containment efforts that were implemented in 1994, as discussed earlier in the second quarter earnings summary. The reduced employee labor and benefit costs for the first six months of 1995 are discussed below.

Electric Operations

      The following table details the changes in electric revenues and energy costs for the first six months of 1995 compared to the same period in 1994.

                                                      Increase (Decrease)
                                                    (Thousands of Dollars)
Electric revenues:
 Retail . . . . . . . . . . . . . . . . . . . . . . .     $ 33,416
 Wholesale  . . . . . . . . . . . . . . . . . . . . .       (3,671)
 Other (including unbilled revenues)  . . . . . . . .       (9,910)
  Total revenues  . . . . . . . . . . . . . . . . . .       19,835
Fuel used in generation . . . . . . . . . . . . . . .      (10,391)
Purchased power . . . . . . . . . . . . . . . . . . .       29,597
 Net increase in electric margin  . . . . . . . . . .     $    629

      The following schedule compares electric Kwh sales for the first six months of 1995 and 1994.

                                                Electric Sales
                                               (Millions of Kwh)
                                               1995        1994    % Change *
Residential . . . . . . . . . . . . . . .     3,182.6      3,101.2      2.6%
Commercial and Industrial . . . . . . . .     7,275.1      7,086.5      2.7%
Public Authorities  . . . . . . . . . . .        88.6         86.8      2.0%
Other Utilities . . . . . . . . . . . . .     1,477.0      1,557.3     (5.2%)
                                             12,023.3     11,831.8      1.6%

* Percentages are calculated using unrounded amounts

      Retail electric revenues increased $33.4 million for the six months ended June 30, 1995, when compared to the six months ended June 30, 1994, primarily due to increases in billed sales resulting from moderate customer growth and the recovery of net higher costs for purchased power and fuel. Wholesale electric revenues decreased $3.7 million for the six months ended June 30, 1995, when compared to the same period in the prior year, primarily due to a 5.2% decrease in wholesale Kwh sales. The demand for wholesale energy has been negatively impacted by an available supply of low-cost non-firm energy in the region.

      Other electric revenues decreased approximately $9.9 million primarily due to: 1) the recognition of lower unbilled revenues in the current period resulting from the effects of unseasonably cool weather during June 1995, as compared to the record hot weather in June 1994, and 2) the recognition of approximately $5 million in unbilled revenues related to certain energy efficiency credits, following the CPUC's second quarter 1994 decision allowing for the future recovery of such credits. (see Note 3. Commitments and Contingencies - Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      The Company and Cheyenne currently have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. A substantial portion of these net higher costs have been billed to customers, however, the changes in revenues associated with these mechanisms during the first six months of 1995 and 1994 had little impact on net income.

      Fuel used in generation expense decreased $10.4 million, or 10.2%, during the first six months in 1995, compared to the same period in 1994, primarily due to a 2.4% decrease in generation, coupled with a slight reduction in the cost per Kwh which is primarily due to lower transportation costs from the renegotiation of certain coal transportation contracts. Purchased power expense increased approximately $29.6 million, or 14.1%, during the six months ended June 30, 1995, when compared to the same period in 1994, primarily due to increased purchases from qualifying facilities. The cost per Kwh of electric energy purchased from qualifying facilities is over 50% higher than the purchased power costs from other suppliers, further contributing to the increase in purchased power expense. A majority of purchased power costs associated with qualifying facilities is collected through the QFCCA, a cost adjustment mechanism; however, the future recovery of costs under the QFCCA may be subject to an earnings test, which has not yet been defined by the CPUC (See Note 3. Commitments and Contingencies - Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

Gas Operations

      The following table details the changes in gas operating revenues and gas purchased for resale for the first six months of 1995 compared to the same period in 1994.

                                                      Increase (Decrease)
                                                    (Thousands of Dollars)
Total gas operating revenues  . . . . . . . . . . . .     $  7,548
Less: transport, gathering, and processing revenues .       (4,411)
 Revenues from gas sales  . . . . . . . . . . . . . .       11,959
Gas purchased for resale  . . . . . . . . . . . . . .        8,886
 Net increase in gas sales margin . . . . . . . . . .     $  3,073

      The following schedule compares gas deliveries for the first six months of 1995 and 1994.

                                                Gas Deliveries
                                               (Millions of Mcf)
                                               1995        1994    % Change *
Residential . . . . . . . . . . . . . . .        64.7         61.6      5.1%
Commercial and Industrial . . . . . . . .        37.7         37.3      1.3%
Other Utilities . . . . . . . . . . . . .         0.4          0.4     (7.9%)
  Total Gas Sales . . . . . . . . . . . .       102.8         99.3      3.6%
Gathered and Processed  . . . . . . . . .         0.8         21.6    (96.5%)
Transported and Other . . . . . . . . . .        48.7         40.8     19.3%
                                                152.3        161.7     (5.8%)
* Percentages are calculated using unrounded amounts

      Gas operating revenues and gas purchased for resale increased during the first six months of 1995, as compared to the same period in the prior year, primarily due to a 3.6% increase in total gas sales resulting from cooler weather during March to June 1995. These increases were offset, in part, by the 96.5% decrease in gathering and processed gas deliveries. The sale of WestGas Gathering, Inc. during 1994 resulted in a $5.5 million reduction in gathering revenues and a 20.7 MMcf reduction in gathering deliveries for the current period. These lower revenues, however, have been offset, in part, by revenues from higher transport deliveries primarily due to servicing new qualifying facility customers.

      The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms in the first six months of 1995 and 1994 had little impact on net income. The increase in gas purchased for resale for the first six months of 1995, compared to the first six months of 1994, is offset, in part, by a 6.5% decrease in the per unit cost of gas.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $17.0 million during the first six months of 1995, when compared to the same period in 1994, primarily due to lower labor and employee benefit costs resulting from the restructuring and employee downsizing accomplished in 1994 (approximately a $16 million reduction) and the recognition of approximately $5.4 million of involuntary severance costs in the second quarter of 1994. Lower maintenance expenses at the Company's steam generation facilities also contributed to this decrease. These decreases were offset, in part, by $2.3 million of additional amortization of the early retirement/severance program costs for the six months ended June 30, 1995 and the $2.5 million write-off of certain software costs.

      Depreciation and amortization expense decreased $3.1 million during the first six months of 1995, when compared to the same period in 1994, primarily due to the effects of using a longer estimated depreciable life of the Company's electric steam production facilities, consistent with the Company's most recent depreciation study.

      The $4.1 million increase in income tax expense for the first six months of 1995, compared to the same period in 1994, is primarily attributable to higher pre-tax income, but includes additional tax benefits related to certain non-regulated investment activities.

      Other income and deductions - net decreased $0.9 million during the first six months of 1995, when compared to the same period in 1994, due to the recognition of $2.1 million of the gain on the sale of WestGas Gathering, Inc. as an amount to be refunded to ratepayers in accordance with a first quarter of 1995 settlement agreement as well as from higher contributions, lower interest income and reductions in non-utility income. These decreases were offset, in part, by the reversal of a $3.0 million gas incentive award in the second quarter of 1994, as previously discussed.

      Interest charges increased $5.5 million during the first six months of 1995, when compared to the same period in 1994, primarily due to higher interest rates associated with short-term borrowings.

Commitments and Contingencies

      Issues relating to Fort St. Vrain, regulatory and environmental matters are discussed in Notes 2 and 3 in Item 1. FINANCIAL STATEMENTS.

 Liquidity and Capital Resources

Cash Flows

      Cash provided by operating activities increased $98.5 million during the first six months of 1995, when compared to the first six months of 1994, primarily due to higher earnings, lower decommissioning expenditures ($9.3 million) and a significant increase in the recovery of purchased gas and electric energy costs ($46.2 million). At June 30, 1995, the Company's decommissioning liability, excluding defueling, was approximately $40.4 million. The expenditures related to this obligation are expected to be incurred over the next year with final completion of such activities anticipated in the second quarter of 1996. The annual decommissioning amount being recovered from customers is approximately $13.9 million which will continue through June, 2005. At June 30, 1995, approximately $102.4 million remains to be collected from customers and is reflected as a regulatory asset on the consolidated condensed balance sheet. Accordingly, operating cash flows will continue to be negatively impacted until the decommissioning of Fort St. Vrain is complete.

      Cash used in investing activities increased $36.0 million during the first six months of 1995, when compared to the same period in 1994, primarily due to the June 1995 purchase of Young Gas Storage Company ($6.0 million) (see
Item 5. Other Information), the receipts from the sale of certain Fuelco properties during early 1994 ($27.5 million) offset, in part, by a decrease in construction expenditures in 1995 ($9.2 million).

      Cash used in financing activities increased approximately $52.5 million during the first six months of 1995, when compared to the same period in 1994, primarily due to increased repayments of short-term borrowings during the current year ($61.9 million) compared to additional short-term borrowings in 1994. Proceeds from the sale of common stock under the Company's dividend reinvestment and stock purchase plan decreased in the first six months of 1995 to $13.8 million as compared to the proceeds of approximately $22.3 million from issuances under such plan in the first six months of 1994. Long-term debt refinancing activity in the first six months of 1995,as compared to 1994, has decreased as a result of higher interest rates. Net decreases in the maturities of long-term debt and issuances of long-term debt have reduced, in part, the net amount of cash used in financing activities by $20.1 million.

Common Stock Dividend

      On June 27, 1995, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.51 per share, up from $0.50 per share for the previous year. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flow and other factors, and will continue to be evaluated quarterly by the Board of Directors.

                          PART II - OTHER INFORMATION


Item 1. Legal Proceedings

      Part 1. Issues relating to the recovery of energy efficiency credits, environmental site cleanup and other environmental matters are discussed in Note 3. Commitments and Contingencies in Item 1, Part 1.

Item 4. Submission of Matters to a Vote of Security Holders

(a) The 1995 Annual Meeting of Shareholders of the Company took place on May 11, 1995.

(b)   Two  matters  were voted  upon  at  the meeting:    1)  the election  of
      directors; and 2) the appointment of Arthur Andersen LLP as the Company's independent public accountants.

      With respect to the election of directors, the votes were as follows:
      Wayne H. Brunetti        52,247,763 shares for  1,884,998 shares withheld
      Collis P. Chandler, Jr.  52,517,907 shares for  1,614,854 shares withheld
      Doris M. Drury, PhD      52,441,491 shares for  1,691,270 shares withheld
      Thomas T. Farley         52,529,641 shares for  1,603,120 shares withheld
      Gayle L. Greer           52,356,778 shares for  1,775,983 shares withheld
      A. Barry Hirschfeld      52,434,448 shares for  1,698,313 shares withheld
      D. D. Hock               52,143,290 shares for  1,989,471 shares withheld
      George B. McKinley       52,466,502 shares for  1,666,259 shares withheld
      Will F. Nicholson, Jr.   52,516,579 shares for  1,616,182 shares withheld
      J. Michael Powers        52,552,211 shares for  1,580,550 shares withheld
      Thomas E. Rodriguez      52,470,590 shares for  1,662,171 shares withheld
      Rodney E. Slifer         52,563,926 shares for  1,568,835 shares withheld
      W. Thomas Stephens       52,555,822 shares for  1,576,939 shares withheld
      Robert G. Tointon        52,537,269 shares for  1,595,492 shares withheld

      With respect to  the appointment of  Arthur Andersen LLP,  the vote was:  52,443,250 shares for; 911,779 shares against; 777,732  shares abstain.  There were zero broker non-votes.

Item 5. Other Information

      On June 27, 1995, the Company purchased all of the outstanding common stock of Young Gas Storage Company (YGSC) for $6 million. YGSC owns a 47.5% interest in a partnership which owns and operates gas storage facilities located in northeastern Colorado.

Item 6. Exhibits and Reports on Form 8-K

(a)   Exhibits

      12(a) -     Computation   of   Ratio   of   Consolidated   Earnings   to
                  Consolidated Fixed Charges is set forth at page 29 herein.

      12(b) -     Computation   of   Ratio   of   Consolidated   Earnings   to
                  Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 30 herein.

      15    -     Letter from Arthur Andersen  LLP regarding unaudited interim information is set forth at page 31 herein.

      27    -     Financial Data Schedule UT

(b)   Reports on Form 8-K

      No reports on Form 8-K were filed during the second quarter of 1995.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.





                                          PUBLIC SERVICE COMPANY OF COLORADO




                                                        /s/ R. C. KELLY
                                                   __________________________
                                                          R. C. Kelly
                                                     Senior Vice President,
                                                     Finance, Treasurer and
                                                    Chief Financial Officer


Dated: August 10, 1995

                                 EXHIBIT INDEX

      12(a) -     Computation   of   Ratio   of   Consolidated   Earnings   to
                  Consolidated Fixed Charges is set forth at page 29 herein.

      12(b) -     Computation   of   Ratio   of   Consolidated   Earnings   to
                  Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 30 herein.

      15    -     Letter from Arthur Andersen  LLP regarding unaudited interim information is set forth at page 31 herein.

      27    -     Financial Data Schedule UT

                                                                 EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by report of independent public accountants)

                                                                  Six Months Ended
                                                                      June 30,
                                                                   1995         1994
                                                               (Thousands of Dollars,
                                                                   except ratios)
   Fixed charges:

     Interest on long-term debt  . . . . . . . . . . . . . .   $    42,843  $    45,183
     Interest on borrowings against
       corporate-owned life insurance contracts  . . . . . .        16,601       14,206
     Other interest  . . . . . . . . . . . . . . . . . . . .        11,110        5,780
     Amortization of debt discount and expense less premium          1,597        1,528
     Interest component of rental expense  . . . . . . . . .         3,403        3,690

         Total   . . . . . . . . . . . . . . . . . . . . . .   $    75,554  $    70,387

   Earnings (before fixed charges and taxes on income):

     Net income  . . . . . . . . . . . . . . . . . . . . . .   $    81,899  $    70,404
     Fixed charges as above  . . . . . . . . . . . . . . . .        75,554       70,387
     Provisions for Federal and state taxes on income,
       net of investment tax credit amortization . . . . . .        41,988       37,928

         Total . . . . . . . . . . . . . . . . . . . . . . .   $   199,441  $   178,719

   Ratio of earnings to fixed charges  . . . . . . . . . . .          2.64         2.54

                                                                  EXHIBIT 12(b)

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES

                        COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
           TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

                  (not covered by report of independent public accountants)

                                                                  Six Months Ended
                                                                      June 30,
                                                                   1995         1994
                                                               (Thousands of Dollars,
                                                                   except ratios)
   Fixed charges and preferred stock dividends:

     Interest on long-term debt  . . . . . . . . . . . . . .   $    42,843  $    45,183
     Interest on borrowings against
       corporate-owned life insurance contracts  . . . . . .        16,601       14,206
     Other interest  . . . . . . . . . . . . . . . . . . . .        11,110        5,780
     Amortization of debt discount and expense less premium          1,597        1,528
     Interest component of rental expense  . . . . . . . . .         3,403        3,690
     Preferred stock dividend requirement  . . . . . . . . .         6,001        6,010
     Additional preferred stock dividend requirement . . . .         3,076        3,238
         Total   . . . . . . . . . . . . . . . . . . . . . .   $    84,631  $    79,635

   Earnings (before fixed charges and taxes on income):

     Net income  . . . . . . . . . . . . . . . . . . . . . .   $    81,899  $    70,404
     Interest on long-term debt  . . . . . . . . . . . . . .        42,843       45,183
     Interest on borrowings against
       corporate-owned life insurance contracts  . . . . . .        16,601       14,206
     Other interest  . . . . . . . . . . . . . . . . . . . .        11,110        5,780
     Amortization of debt discount and expense less premium          1,597        1,528
     Interest component of rental expense  . . . . . . . . .         3,403        3,690
     Provisions for Federal and state taxes on income,
       net of investment tax credit amortization . . . . . .        41,988       37,928
         Total . . . . . . . . . . . . . . . . . . . . . . .   $   199,441  $   178,719

   Ratio of earnings to fixed charges and preferred stock
     dividends . . . . . . . . . . . . . . . . . . . . . . .          2.36         2.24

                                                                    EXHIBIT 15
   August 4, 1995




   Public Service Company of Colorado:

   We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-42442) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; the Company's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of the Company's First Mortgage Bonds; the Company's
   Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; the Company's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and the Company's Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and Cumulative Preferred Stock, its Form 10-Q for the quarter ended June 30, 1995, which includes our report dated August 4, 1995, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.




                                                         Very truly yours,



                                                         ARTHUR ANDERSEN LLP