Form 10-Q
period 1995-09-30
PUBLIC SERVICE CO OF COLORADO
filed 1995-11-13
CIK 81018

SECURITIES AND EXCHANGE COMMISSION
                       WASHINGTON, D.C. 20549
                             Form 10-Q

   [ x ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1995
                                 OR
    [   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                                THE
                   SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________
                        to________________
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




        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes x No


        At November 7, 1995, 63,328,979 shares of the registrant's Common Stock, $5.00 par value (the only class of common stock), were outstanding.


PAGE

                               Table of Contents


                          PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements . . . . . . . . . . . . . . . . . . . . . .     1

Item  2. Management's Discussion  and Analysis  of Financial

                     Condition and Results of Operations . . . . . . . .    21



                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . .    29

Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . .    29

SIGNATURE  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    30

EXHIBIT INDEX  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    31

EXHIBIT 12(a)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    32

EXHIBIT 12(b)  . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    33

EXHIBIT 15 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    34
PAGE

                                PART 1 - FINANCIAL INFORMATION
   Item 1. Financial Statements

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Thousands of Dollars)

                                            ASSETS

                                                            September 30,   December 31,
                                                                1995            1994
                                                             (Unaudited)
   Property, plant and equipment, at cost:
      Electric . . . . . . . . . . . . . . . . . . . . . .   $3,780,902      $3,641,711
      Gas  . . . . . . . . . . . . . . . . . . . . . . . .      909,840         867,239
      Steam and other  . . . . . . . . . . . . . . . . . .       88,651          86,458
      Common to all departments  . . . . . . . . . . . . .      381,057         369,070
      Construction in progress . . . . . . . . . . . . . .      195,149         187,577
                                                              5,355,599       5,152,055
      Less: accumulated depreciation . . . . . . . . . . .    1,952,296       1,860,653
        Total property, plant and equipment  . . . . . . .    3,403,303       3,291,402

   Investments, at cost  . . . . . . . . . . . . . . . . .       20,287          18,202

   Current assets:
      Cash and temporary cash investments  . . . . . . . .        6,287           5,883
      Accounts receivable, less reserve for
        uncollectible accounts ($4,098 at September 30,
        1995; $3,173 at December 31, 1994) . . . . . . . .      135,459         163,465
      Accrued unbilled revenues  . . . . . . . . . . . . .       83,870          86,106
      Recoverable purchased gas and electric
        energy costs - net . . . . . . . . . . . . . . . .            -          37,979
      Materials and supplies, at average cost  . . . . . .       59,417          67,600
      Fuel inventory, at average cost  . . . . . . . . . .       34,486          31,370
      Gas in underground storage, at cost (LIFO) . . . . .       44,483          42,355
      Current portion of accumulated deferred income taxes       38,118          20,709
      Regulatory assets recoverable within one year (Note 1)     39,708          39,985
      Prepaid expenses and other . . . . . . . . . . . . .       14,531          16,312
        Total current assets . . . . . . . . . . . . . . .      456,359         511,764

   Deferred charges:
      Regulatory assets (Note 1) . . . . . . . . . . . . .      326,381         335,893
      Unamortized debt expense . . . . . . . . . . . . . .       10,477          11,073
      Other  . . . . . . . . . . . . . . . . . . . . . . .       50,362          39,498
        Total deferred charges . . . . . . . . . . . . . .      387,220         386,464
                                                             $4,267,169      $4,207,832

            The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.


                                              1
PAGE

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                            CONSOLIDATED CONDENSED BALANCE SHEETS
                                    (Thousands of Dollars)

                                   CAPITAL AND LIABILITIES

                                                              September 30,  December 31,
                                                                   1995         1994
                                                               (Unaudited)
   Common stock  . . . . . . . . . . . . . . . . . . . . . .    $   990,237  $  959,268
   Retained earnings . . . . . . . . . . . . . . . . . . . .        330,656     308,214
      Total common equity  . . . . . . . . . . . . . . . . .      1,320,893   1,267,482

   Preferred stock:
      Not subject to mandatory redemption  . . . . . . . . .        140,008     140,008
      Subject to mandatory redemption at par . . . . . . . .         41,289      42,665
   Long-term debt  . . . . . . . . . . . . . . . . . . . . .      1,080,442   1,155,427
                                                                  2,582,632   2,605,582

   Noncurrent liabilities:
      Defueling and decommissioning liability (Note 2) . . .         23,934      40,605
      Employees' postretirement benefits other
        than pensions  . . . . . . . . . . . . . . . . . . .         48,838      42,106
      Employees' postemployment benefits . . . . . . . . . .         20,975      20,975
        Total noncurrent liabilities . . . . . . . . . . . .         93,747     103,686

   Current liabilities:
      Notes payable and commercial paper . . . . . . . . . .        315,200     324,800
      Long-term debt due within one year . . . . . . . . . .         83,287      25,153
      Preferred stock subject to mandatory
        redemption within one year . . . . . . . . . . . . .          2,576       2,576
      Accounts payable . . . . . . . . . . . . . . . . . . .        129,049     177,031
      Dividends payable  . . . . . . . . . . . . . . . . . .         35,211      34,078
      Recovered purchased gas and electric energy costs - net        15,719           -
      Gas refund liability . . . . . . . . . . . . . . . . .         80,249       7,210
      Customers' deposits  . . . . . . . . . . . . . . . . .         17,585      17,099
      Accrued taxes  . . . . . . . . . . . . . . . . . . . .         50,206      54,148
      Accrued interest . . . . . . . . . . . . . . . . . . .         21,613      32,265
      Current portion of defueling and decommissioning
        liability (Note 2) . . . . . . . . . . . . . . . . .         31,571      36,365
      Other  . . . . . . . . . . . . . . . . . . . . . . . .         46,870      55,430
        Total current liabilities  . . . . . . . . . . . . .        829,136     766,155

   Deferred credits:
      Customers' advances for construction . . . . . . . . .        109,834      96,442
      Unamortized investment tax credits . . . . . . . . . .        114,801     118,532
      Accumulated deferred income taxes  . . . . . . . . . .        506,683     485,668
      Other  . . . . . . . . . . . . . . . . . . . . . . . .         30,336      31,767
        Total deferred credits . . . . . . . . . . . . . . .        761,654     732,409

   Commitments and contingencies (Notes 2 and 3) . . . . . .
                                                                $ 4,267,169  $4,207,832

            The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.


                                              2
PAGE

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                         (Unaudited)
                         (Thousands of Dollars except per share data)

                                                                 Three Months Ended
                                                                    September 30,
                                                                   1995         1994
   Operating revenues:
      Electric . . . . . . . . . . . . . . . . . . . . . . .   $   378,241   $  355,306
      Gas  . . . . . . . . . . . . . . . . . . . . . . . . .        81,946       68,940
      Other  . . . . . . . . . . . . . . . . . . . . . . . .         8,266        7,708
                                                                   468,453      431,954
   Operating expenses:
      Fuel used in generation  . . . . . . . . . . . . . . .        46,770       50,342
      Purchased power  . . . . . . . . . . . . . . . . . . .       123,634      109,556
      Gas purchased for resale . . . . . . . . . . . . . . .        37,219       33,252
      Other operating expenses . . . . . . . . . . . . . . .        84,181       88,714
      Maintenance  . . . . . . . . . . . . . . . . . . . . .        16,109       15,386
      Defueling and decommissioning (Note 2) . . . . . . . .             -       43,376
      Depreciation and amortization  . . . . . . . . . . . .        35,442       36,431
      Taxes (other than income taxes)  . . . . . . . . . . .        20,461       20,531
      Income taxes (Note 5)  . . . . . . . . . . . . . . . .        23,568      (13,235)
                                                                   387,384      384,353
   Operating income  . . . . . . . . . . . . . . . . . . . .        81,069       47,601

   Other income and deductions:
      Allowance for equity funds used during construction  .           952          708
      Gain on sale of WestGas Gathering, Inc. (Note 6) . . .             -       34,485
      Miscellaneous income and deductions - net  . . . . . .           469         (364)
                                                                     1,421       34,829
   Interest charges:
      Interest on long-term debt . . . . . . . . . . . . . .        21,367       21,919
      Amortization of debt discount and expense less premium           816          796
      Other interest . . . . . . . . . . . . . . . . . . . .        15,312       11,480
      Allowance for borrowed funds used during construction           (824)        (819)
                                                                    36,671       33,376
   Net income  . . . . . . . . . . . . . . . . . . . . . . .        45,819       49,054
   Dividend requirements on preferred stock  . . . . . . . .         2,991        3,003
   Earnings available for common stock . . . . . . . . . . .   $    42,828   $   46,051

   Weighted average common shares outstanding (thousands)  .        63,077       61,779

   Earnings per weighted average
      share of common stock outstanding  . . . . . . . . . .   $      0.68   $     0.75

   Dividends per share declared on common stock  . . . . . .   $      0.51   $     0.50


            The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.


                                              3
PAGE

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                         CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                         (Unaudited)
                         (Thousands of Dollars except per share data)

                                                                  Nine Months Ended
                                                                     September 30,
                                                                   1995         1994
   Operating revenues:
      Electric . . . . . . . . . . . . . . . . . . . . . . .   $ 1,086,340   $1,043,570
      Gas  . . . . . . . . . . . . . . . . . . . . . . . . .       474,815      454,261
      Other  . . . . . . . . . . . . . . . . . . . . . . . .        26,593       24,122
                                                                 1,587,748    1,521,953
   Operating expenses:
      Fuel used in generation  . . . . . . . . . . . . . . .       137,890      151,853
      Purchased power  . . . . . . . . . . . . . . . . . . .       363,095      319,420
      Gas purchased for resale . . . . . . . . . . . . . . .       307,518      294,665
      Other operating expenses . . . . . . . . . . . . . . .       260,729      278,618
      Maintenance  . . . . . . . . . . . . . . . . . . . . .        46,969       49,888
      Defueling and decommissioning (Note 2) . . . . . . . .             -       43,376
      Depreciation and amortization  . . . . . . . . . . . .       105,635      109,731
      Taxes (other than income taxes)  . . . . . . . . . . .        64,964       65,651
      Income taxes (Note 5)  . . . . . . . . . . . . . . . .        65,556       24,693
                                                                 1,352,356    1,337,895
   Operating income  . . . . . . . . . . . . . . . . . . . .       235,392      184,058

   Other income and deductions:
      Allowance for equity funds used during construction  .         2,810        2,851
      Gain on sale of WestGas Gathering, Inc. (Note 6) . . .             -       34,485
      Miscellaneous income and deductions - net  . . . . . .        (3,313)      (3,514)
                                                                      (503)      33,822
   Interest charges:
      Interest on long-term debt . . . . . . . . . . . . . .        64,210       67,102
      Amortization of debt discount and expense less premium         2,413        2,324
      Other interest . . . . . . . . . . . . . . . . . . . .        43,023       31,466
      Allowance for borrowed funds used during construction         (2,475)      (2,470)
                                                                   107,171       98,422
   Net income  . . . . . . . . . . . . . . . . . . . . . . .       127,718      119,458
   Dividend requirements on preferred stock  . . . . . . . .         8,992        9,013
   Earnings available for common stock . . . . . . . . . . .   $   118,726   $  110,445

   Weighted average common shares outstanding (thousands)  .        62,812       61,374

   Earnings per weighted average
      share of common stock outstanding  . . . . . . . . . .   $      1.89   $     1.80

   Dividends per share declared on common stock  . . . . . .   $      1.53   $     1.50


            The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                                              4
PAGE

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES
                       CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                         (Unaudited)
                                    (Thousands of Dollars)

                                                                   Nine Months Ended
                                                                     September 30,
                                                                   1995         1994

   Operating activities:
      Net income . . . . . . . . . . . . . . . . . . . . . .   $   127,718   $  119,458
      Adjustments to reconcile net income to net
        cash provided by operating activities:
          Depreciation and amortization  . . . . . . . . . .       108,611      111,927
          Defueling and decommissioning expenses . . . . . .             -       43,376
          Gain on sale of WestGas Gathering, Inc.  . . . . .             -      (34,485)
          Amortization of investment tax credits . . . . . .        (3,731)      (4,210)
          Deferred income taxes  . . . . . . . . . . . . . .        13,369       20,185
          Allowance for equity funds used during construction       (2,810)      (2,851)
          Change in accounts receivable  . . . . . . . . . .        28,006       35,414
          Change in inventories  . . . . . . . . . . . . . .         2,939        8,304
          Change in other current assets . . . . . . . . . .        40,868       43,403
          Change in accounts payable . . . . . . . . . . . .       (47,982)     (81,679)
          Change in other current liabilities  . . . . . . .        71,119      (41,623)
          Change in deferred amounts . . . . . . . . . . . .        (8,446)     (38,732)
          Change in noncurrent liabilities . . . . . . . . .        (9,939)      12,145
          Other  . . . . . . . . . . . . . . . . . . . . . .          (393)          62
             Net cash provided by operating activities . . .       319,329      190,694

   Investing activities:
      Construction expenditures  . . . . . . . . . . . . . .      (209,096)    (202,172)
      Allowance for equity funds used during construction  .         2,810        2,851
      Proceeds from sale of WestGas Gathering, Inc.  . . . .             -       87,000
      Proceeds from disposition of property, plant
       and equipment . . . . . . . . . . . . . . . . . . . .           297       38,889
      Purchase of other investments  . . . . . . . . . . . .        (7,280)        (513)
      Sale of other investments  . . . . . . . . . . . . . .         5,588        1,521
             Net cash used in investing activities . . . . .      (207,681)     (72,424)

   Financing activities:
      Proceeds from sale of common stock . . . . . . . . . .        21,145       30,799
      Proceeds from sale of long-term debt . . . . . . . . .        22,135      244,448
      Redemption of long-term debt . . . . . . . . . . . . .       (39,405)    (281,199)
      Short-term borrowings - net  . . . . . . . . . . . . .        (9,600)     (21,200)
      Redemption of preferred stock  . . . . . . . . . . . .        (1,376)        (213)
      Dividends on common stock  . . . . . . . . . . . . . .       (95,141)     (91,590)
      Dividends on preferred stock . . . . . . . . . . . . .        (9,002)      (9,015)
             Net cash used in financing activities . . . . .      (111,244)    (127,970)
             Net increase (decrease) in cash and
              temporary cash investments . . . . . . . . . .           404       (9,700)
             Cash and temporary cash investments at
              beginning of period  . . . . . . . . . . . . .         5,883       18,038
             Cash and temporary cash investments at
              end of period  . . . . . . . . . . . . . . . .   $     6,287   $    8,338

            The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                                              5
PAGE

                        PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES

               NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

   1. Accounting Policies

   Business and regulation

         The Company is an operating public utility engaged, together with its subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of The Public Utilities Commission of the State of Colorado ("CPUC") with respect to its retail electric and gas operations and the Federal Energy Regulatory Commission ("FERC") with respect to its wholesale electric operations and accounting policies and practices. Cheyenne Light, Fuel and Power Company ("Cheyenne") and WestGas InterState, Inc. ("WGI") are subject to the jurisdictions of the Public Service Commission of Wyoming ("WPSC") and the FERC, respectively. See Note 4. Merger for discussion of the Company's agreement to merge with Southwestern Public Service Company ("SPS").

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

         In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed of" ("SFAS 121"). SFAS 121 imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The Company anticipates adopting this standard on January 1, 1996, the effective date of the new statement, and does not expect that adoption will have a material impact on the Company's results of operations,


                                        7
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   financial position or cash flow.

         The following regulatory assets are reflected in the Company's consolidated condensed balance sheets:

                                            September 30,  December 31,  Recovery
                                                 1995          1994       Through
                                                (Thousands of Dollars)
   Nuclear decommissioning costs (Note 2)     $  100,064    $ 107,374     2005
   Income taxes  . . . . . . . . . . . . .       116,068      125,832     2006
   Employees' postretirement benefits
     other than pensions . . . . . . . . .        45,094       37,573     2013
   Early retirement costs  . . . . . . . .        26,581       33,124     1998
   Employees' postemployment benefits  . .        20,975       20,975 Undetermined
   Demand-side management costs  . . . . .        28,376       20,831     2002
   Unamortized debt reacquisition costs  .        22,446       22,360     2024
   Other . . . . . . . . . . . . . . . . .         6,486        7,809     1999
     Total . . . . . . . . . . . . . . . .       366,089      375,878
   Classified as current . . . . . . . . .        39,708       39,985
   Classified as noncurrent  . . . . . . .    $  326,381    $ 335,893

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


                                        8
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


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

   2. Fort St. Vrain

   Overview

         In 1989, the Company announced its decision to end nuclear operations at Fort St. Vrain. The decision was based on the financial impact of an anticipated lengthy outage necessary to repair the plant's steam generator system coupled with the plant's history of reduced levels of generation. Prior to 1986, the Company's investment in Fort St. Vrain had been removed from rate base and certain charges were recognized including the write-down of a substantial portion of such investment and the recognition of the then estimated future unrecoverable defueling and decommissioning expenses. The Company has completed defueling from the reactor to the Independent Spent Fuel Storage Installation ("ISFSI") as discussed below in the section entitled "Defueling" and is currently decommissioning the facility as described below in the section entitled "Decommissioning."

         The Company is in the process of repowering Fort St. Vrain following the July 1, 1994 CPUC decision granting the Company's application for a Certificate of Public Convenience and Necessity ("CPCN") for Phase 1 and Phase 2. The decision approved, with certain modifications, a Stipulation and Settlement Agreement (the "Settlement") among the Company, the OCC and various other parties regarding the CPCN.

   Repowering

         Fort St. Vrain is being repowered as a gas fired combined cycle steam plant consisting of two combustion turbines and two heat recovery steam generators totaling 471 Mw. The CPCN provides for the repowering of Fort St. Vrain in a phased approach as follows: Phase 1A - 130 Mw in 1996, Phase 1B - 102 Mw in 1998 and Phase 2 - 239 Mw in 1999. The phased repowering allows the Company flexibility in timing the addition of this generation supply to meet future load growth.

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

         On July  17, 1995, the Nuclear Regulatory Commission ("NRC") approved


                                        9
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   the final radiation survey report of the repowering area prepared by the Company. The Company reported that the survey data met unrestricted release criteria permitting such area to be released.

   Decommissioning

         The Company has been pursuing the early dismantlement/decommissioning of Fort St. Vrain following the 1991 CPUC approval of the recovery from customers of approximately $124.4 million (plus a 9% carrying cost) for such activities, as well as the 1992 NRC approval of the Company's early dismantlement/decommissioning plan. The decommissioning amount being recovered from customers, which began July 1, 1993 and extends over a twelve-year period, represented the inflation-adjusted estimated remaining cost of the early dismantlement/decommissioning activities not previously recognized as expense at the time of CPUC approval. At September 30, 1995, approximately $100.1 million of such amount remains to be collected from customers and, therefore, is reflected as a regulatory asset on the consolidated condensed balance sheet. The amount recovered from customers each year is approximately $13.9 million.

          The Company has contracted with Westinghouse Electric Corporation and MK-Ferguson, a division of Morrison Knudsen Corporation, for the early dismantlement/decommissioning of Fort St. Vrain. At September 30, 1995, approximately 87% of the decommissioning process has been performed with final completion of such activities anticipated in mid-1996.

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

         During the third quarter of 1995, the Company and the decommissioning contractors reached an agreement resolving all issues related to the identification of radioactive material created by


                                        10
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   activation in the lower portion of the reactor. As part of this agreement, the Company will pay the contractors an additional $8 million. While the Company has agreed to this change in work scope, a revision in the defueling and decommissioning liability has not been required as the most recent cost estimate, prior to such change, included a contingency provision. Such provision was sufficient to cover the cost of the additional scope change.

         In the event additional costs are identified, which relate to an issue excepted from the October 25, 1994 agreement, the decommissioning contractors will perform all required activities on a cost basis. While the October 25, 1994 agreement with the decommissioning contractors does not eliminate all future decommissioning risk, the Company believes it will serve to substantially reduce such risk. However, the Company can provide no assurance that recognition of additional costs will not be required if events or circumstances unknown to the Company today are identified in the future.

   Defueling

         Currently, six segments of Fort St. Vrain's spent nuclear fuel (segments 4-9) are stored in the ISFSI located at the plant site. While the Company has entered into two separate agreements with the Department of Energy ("DOE") for (a) the temporary storage of segments 1-8 at a DOE facility located in the State of Idaho (such contract includes a provision to store additional spent fuel segments if storage space exists) and (b) the disposal of segment 9 at a Federal repository, resolution of all spent fuel disposal issues has been substantially delayed due to failure by the DOE to meet legal requirements relating to storage. While the plant was operating and as part of routine refueling procedures, three spent fuel segments (segments 1 - 3) were transported to the Idaho facility. It is currently estimated that the Federal repository will not be available until 2010. The Company, however, has been pursuing with the DOE the storage of all spent fuel segments at the Idaho facility.

         During 1995, the Company and the DOE have had various discussions regarding the issues related to the disposal of Fort St. Vrain s spent nuclear fuel and, on October 18, 1995, the parties reached an agreement in principle resolving such issues. In summary, the primary provisions of the agreement include the following.

         - Subject to certification by the Company regarding the contents of the ISFSI, DOE will take title to fuel segments 4 - 9, which, as noted above, currently reside in the facility.

         - DOE will pay the Company $16 million of the costs of the ISFSI, with title to the ISFSI passing to the DOE at such time as all applicable legal requirements for title transfer (including NRC licensing) are met. DOE will deposit $14 million of the $16 million into an interest bearing trust/escrow account established by the Company and approved by the DOE. The initial $2 million will be paid to the Company on the effective date of the contract.

         - Until the time title to the ISFSI transfers to the DOE, the Company shall be entitled to payments of $2 million per year (escalated annually pursuant to the Consumer Price Index) plus ISFSI


                                        11
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


         operating and maintenance costs including licensing fees and other regulatory costs, facility support and maintenance and reasonable insurance costs. On the date title transfers, the Company will be entitled to the remaining funds (principal and interest) in the escrow account.

         - The term of the agreement will be for a period of up to 15 years, with one 5 year option to extend. If such option to extend is exercised, the annual payments increase to $4 million (unescalated). The DOE has the option to terminate the agreement after the first 8 years.

         - The DOE will be responsible for the decommissioning of the ISFSI with the Company being responsible for costs only up to the amount currently contained in its existing NRC required escrow account. Such amount at September 30, 1995 was approximately $1.7 million.

         - The Company provides to DOE, among other things, a full and complete release of claims against DOE arising out of the contracts discussed above related to spent fuel storage.

         While the Company and the DOE have reached this agreement in principle resolving all issues between them related to the disposal of Fort St. Vrain's spent nuclear fuel, a formal contract, prepared by an assigned contracting officer of the DOE, must be executed among the Company and the DOE to consummate such agreement. This process has been initiated and it is expected to be completed as soon as practicable.

         During 1994, as a result of increased uncertainties related to the ultimate disposal of Fort St. Vrain's spent nuclear fuel, the Company recognized an additional $15 million defueling reserve, determined on a present value basis. This amount represents the additional estimated cost of operating and maintaining the ISFSI until 2020 (if required), the earliest date the Company believes a Federal repository will be available to accept the Company's spent nuclear fuel. These estimated expenditures were escalated for inflation using an average rate of 3.5% and discounted to present value at a rate of 8%.

         The estimated total cost of defueling and decommissioning Fort St. Vrain is approximately $361.8 million. At September 30, 1995, approximately $306.3 million has been spent for such activities with the remaining $55.5 million defueling and decommissioning liability reflected on the consolidated condensed balance sheet ($16 million - defueling; $39.5 million - decommissioning). Because of the possibility of further changes in the decommissioning work scope, changes in applicable regulations and/or the uncertainties related to the final disposal of spent fuel, (which the agreement in principle between the Company and the DOE discussed above is intended to resolve) there can be no assurance that the actual cost of defueling and decommissioning will not exceed the estimated liability. The Company could be required to revise the estimated cost of defueling and decommissioning as a result of any such matters.

   Funding

         Under NRC regulations, the Company is  required to make filings with,


                                        12
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   and  obtain the  approval  of, the  NRC regarding  certain  aspects  of the
   Company's decommissioning proposals, including funding. On January 27, 1992, the NRC accepted the Company's funding aspects of the decommissioning plan. The Company has also obtained an unsecured irrevocable letter of credit totaling $125 million that meets the NRC's stipulated funding guidelines including those proposed on August 21, 1991 that address decommissioning funding requirements for nuclear power reactors that have been prematurely shut down. In accordance with the NRC funding guidelines, the Company is allowed to reduce the balance of the letter of credit based upon milestone payments made under the fixed-price decommissioning contract. As a result of such payments, at September 30, 1995, the letter of credit had been reduced to $43 million.

         The Company had previously set aside approximately $30 million in trust accounts for decommissioning the reactor. Since commencement of decommissioning, the Company completed withdrawing funds from the trust accounts during the second quarter of 1993. As previously discussed, on July 1, 1993, the Company began collection of the remaining decommissioning costs from customers.

         As previously discussed, the Company has established a separate decommissioning trust for the ISFSI which had funds of approximately $1.7 million at September 30, 1995. It is anticipated that this amount, together with the expected earnings on the funds, will be sufficient to decommission the ISFSI.

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


                                        13
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   damage insurance  following an environmental assessment  and finding of  no
   significant impact.   Accordingly,  the Company has reduced  such insurance
   coverage to $10 million, which is related only to the ISFSI.

   3. Commitments and Contingencies

   Regulatory Matters

   1995 Merger Rate Filings

         In connection with the merger with SPS, on November 9, 1995 the Company filed comprehensive proposals with the CPUC, the FERC and the WPSC. The CPUC proposal included, among other things, implementing an electric rate moratorium for five years, allowing for the sharing of earnings in excess of 12.5% return on equity (determined utilizing the combined operations of the electric, gas and steam departments) on a 50/50 basis between shareholders and customers, retaining the Company's Energy Cost Adjustment ("ECA"), Gas Cost Adjustment ("GCA"), and Qualifying Facility Capacity Cost Adjustment ("QFCCA") mechanisms, implementing quality of service measures and recovering costs incurred in connection with the merger (See Note 4).

         The quality of service measures included in the CPUC proposal relate to the following four areas: 1) customer complaints, 2) phone response time to customer inquiries, 3) response time to customer initiated gas odor complaints, and 4) electric service availability. In the event that the Company does not meet the proposed quality of service measures, earnings may be reduced by up to $4 million on an annual basis.

         Additionally, the proposed sharing of earnings in excess of 12.5% return on equity would supersede the QFCCA earnings test discussed below.

   Electric and Gas Cost Adjustment Mechanisms

         The Company's ECA was revised and a new QFCCA was implemented on December 1, 1993, along with the base rate changes resulting from the 1993 rate case. Under the revised ECA, fuel used for generation and purchased energy costs from utilities, Qualifying Facilities ("QF") and Independent Power Production Facilities (excluding all purchased capacity costs) to serve retail customers, are recoverable. Purchased capacity costs are recovered as a component of base rates, except as described below. The ECA rate is revised annually on October 1. Recovered energy costs are compared with actual costs on a monthly basis and differences, including interest, are deferred. Under the QFCCA, all purchased capacity costs from new QF projects, not reflected in base rates, are recoverable similar to the ECA.

         While the CPUC approved the QFCCA, recovery of such costs may be subject to an earnings test, which is currently being defined by the CPUC. At an October 16, 1995 meeting, the CPUC reached the following preliminary conclusions related to the earnings test associated with the QFCCA: 1) an earnings test will be implemented with a 50/50 sharing between the ratepayers and shareholders of earnings in excess of 11%, the Company's authorized rate of return on regulated common equity; 2) the calculation will be based on the Company's electric department earnings only, and 3) implementation will be on a prospective basis effective October 1, 1996,


                                        14
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   utilizing a test period  for the prior twelve months ended June 30,  unless
   superseded by  a CPUC  decision  prior to  the  effective  date.   A  final
   decision on this matter is expected before year-end 1995.

         During 1994, the CPUC initiated proceedings for reviewing the justness and reasonableness of GCA and ECA mechanisms used by gas and electric utilities within its jurisdiction. On April 14, 1995, the CPUC issued a final order which retained the GCA with no modifications and closed its investigation with respect to the GCA mechanism. With respect to the ECA, in compliance with an order issued by the CPUC in March 1995, the Company completed a filing on September 1, 1995 requesting the CPUC to open a docket to investigate its ECA. The CPUC opened a docket and will review whether the ECA should be maintained in its present form, altered or eliminated. Hearings concerning the ECA will be held in April 1996.

         On June 8, 1994, the CPUC approved the recovery of certain "energy efficiency credits" from retail jurisdiction customers through the Demand Side Management Cost Adjustment ("DSMCA"). On December 1, 1994, the OCC filed an appeal in the District Court in and for the City and County of Denver ("Denver District Court") of the CPUC's decision. The Denver District Court approved the collection of these credits on June 19, 1995, subject to refund. Accordingly, effective July 1, 1995, the Company began collection of the December 31, 1994 balance of unbilled revenue related to these credits (approximately $6.7 million). Through September 30, 1995, approximately $1.4 million has been collected. To date, the Company has recognized approximately $8.9 million of revenue related to these credits ($7.5 million unbilled). If the OCC is successful in its appeal, the Company could be required to reverse these unbilled revenues and refund to customers the amounts previously collected. This matter will be decided in late 1995 or early 1996 by the Denver District Court based on the written pleadings submitted in October 1995.

   Incentive Regulation and Demand Side Management

         A docket to investigate alternative annual revenue reconciliation mechanisms and incentive mechanisms related to the Company's demand side management ("DSM") programs remains open with the CPUC. A technical working group was formed in 1994 to study and analyze various mechanisms for 1996 through 1998, which would replace existing DSM incentives until another mechanism or regulatory approach is approved by the CPUC. During the first quarter of 1995, the technical working group presented to the CPUC a detailed analysis demonstrating the effect of the various proposed mechanisms. The Company is in opposition to all proposed alternative annual revenue reconciliation mechanisms and incentive mechanisms. Direct testimony and exhibits were filed by the Company on June 15, 1995. Hearings occurred in September 1995 and the Company subsequently filed a statement of position with the CPUC on October 10, 1995. At its October 27, 1995 open meeting, the CPUC determined: 1) not to go forward with any of the proposed mechanisms, 2) to reduce the recovery period for certain costs of the Company's DSM programs from seven to five years, 3) not to set DSM targets for 1997 and 1998, and 4) not to adopt a penalty for failure to achieve DSM targets. A final order is expected prior to year-end 1995.





                                        15
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   Phase II of 1993 Rate Case

         On August 1, 1994, the Company filed its Phase II testimony. The Phase II proceedings will address cost allocation issues and specific rate changes for the various customer classes based on the results of the Phase I hearings and decision that became effective December 1, 1993. A settlement agreement was reached related to gas rates in June 1995 and, on August 21, 1995, the CPUC issued a final decision approving the agreement. The new gas rates were implemented effective October 1, 1995. A decision on the Phase II proceedings related to electric rates was issued on November 2, 1995 with new rates expected to be effective in early 1996.

   Federal Energy Regulatory Commission

         On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking ("NOPR") on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities and a supplemental NOPR on Recovery of Stranded Costs.

         The  rules   proposed  in   the  NOPR  are  intended   to  facilitate
   competition among electric generators for sales to the bulk power supply market. If adopted, the NOPR on open access transmission would require public utilities under the Federal Power Act to provide open access to their transmission systems and would establish guidelines for their doing so. A final rule would define the terms under which independent power producers, neighboring utilities, and others could gain access to a utility's transmission grid to deliver power to wholesale customers, such as municipal distribution systems, rural electric cooperatives, or other utilities. Under the NOPR, each public utility would also be required to establish separate rates for its transmission and generation services for new wholesale service, and to place transmission services, including ancillary services, under the same tariffs that would be applicable to third-party users for all of its new wholesale sales and purchases of energy.

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

         On June 26, 1995, the Company filed transmission tariffs with the FERC that are intended to meet the comparability of service requirements as set out in the NOPR ("PSCo Tariffs"). Concurrently with the comparability filing, e prime, a non-regulated energy services subsidiary of the Company, filed a power marketer application with the FERC. Subsequently on August 18, 1995, Cheyenne filed transmission tariffs with the FERC that are intended to meet the NOPR comparability of service requirements ("Cheyenne Tariffs"). In an order issued on October 13, 1995, the FERC accepted the PSCo Tariffs and the Cheyenne Tariffs, subject to modification based on the outcome of the NOPR proceeding, effective as


                                        16
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   of August 25, 1995. The FERC also set the rates in the PSCo Tariffs and Cheyenne Tariffs for hearing. The FERC has not yet acted on the e prime power marketer application.

         The Company is continuing to evaluate the NOPR to determine its impact on the Company and its customers. It is anticipated that a final rule could take effect in early 1996. The Company cannot predict the outcome of this matter.

   Environmental Issues

   Overview

         As described below, the Company has been or is currently involved with the clean-up of contamination from certain hazardous substances. In all situations, the Company is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, the Company intends to pursue recovery from other potentially responsible parties. To the extent such costs are not recovered, the Company currently believes it is probable that such costs will be recovered through the rate regulatory process. However, as part of its merger filings (see discussion in Regulatory Matters - 1995 Merger Rate Filings) the Company has proposed implementing an electric rate moratorium for five years, and if its regulatory authorities accept this proposal, the likelihood of the recovery of such clean-up costs through the regulatory process may be diminished.

   Environmental Site Cleanup

         Under the Comprehensive Environmental Response, Compensation and Liability Act, the Environmental Protection Agency ("EPA") has identified, and a Phase II environmental assessment has revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The Company has completed the cleanup of this site which began in November 1992. The cost of such clean-up was approximately $8.8 million as of September 30, 1995. On March 16, 1995, in a lawsuit by the Company against its insurance providers the Denver District Court entered judgment in favor of the Company in the amount of $5.6 million for certain clean up costs at Barter. One of the insurance providers and the Company have appealed the Court's judgment to the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment), but the Company has objected to certain conditions in the bonds which remain to be resolved. Previously, the Company has received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. In addition, the Company expects to recoup additional expenditures by sale of the Barter property.

         Polychlorinated biphenyl ("PCB") presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against the


                                        17
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   Company in the Denver District Court. The action alleged that the Company was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between the Company and the building owners resolving all claims between the Company and the building owners. The Company believes it is probable that it will recover some portion of these costs through insurance claims.

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

   Other Environmental Matters

         Under the Clean Air Act Amendments of 1990, coal burning power plants are required to reduce Sulfur Dioxide ("SO2") and Nitrogen Oxide ("NOx") emissions to specified levels through a phased approach. The
   Company is currently meeting Phase I emission standards placed on SO2 through the use of low sulfur coal and the operation of pollution control equipment on certain generation facilities. The Company will be required to modify certain boilers by the year 2000 to reduce NOx emissions in order to comply with Phase II requirements. The estimated costs for future plant modifications total approximately $29 million. The Company is studying its options to reduce SO2 emissions and currently does not anticipate that these regulations will significantly impact its operations.

         In April 1992, the Company acquired interests in the two generating units at the Hayden Steam Electric Generating Station located near Hayden, Colorado. The Company currently is the operator of the Hayden station and owns an undivided interest in each of the two generating units at the station which in total average approximately 53%.

         On August 18, 1993, a conservation organization filed a complaint in the U.S. District Court for the District of Colorado ("U.S. District Court"), pursuant to Section 304 of the Federal Clean Air Act, against the Company and the other joint owners of the Hayden station. The plaintiff alleges that: 1) the station exceeded the 20% opacity limitations in excess of 19,000 six minute intervals during the period extending from the last quarter of 1988 through mid-1993 based on the data and reports obtained from the station's continuous opacity monitors ("COMs"), which measure average emission stream opacity in six minute intervals on a continuous basis, 2) the station was operated for over two weeks in late 1992 without a functioning electrostatic precipitator which constituted a "modification" of the station without the requisite permit from the Colorado Department of Public Health and Environment, and 3) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The joint owners of the station contest all of these claims and contend that there were no


                                        18
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   violations of the opacity limitation, because pursuant to the Colorado state implementation plan ("SIP"), visual emissions are to be measured by qualified personnel using the EPA's visual test known as "Method 9" and not by any measurements from the station's COMs as alleged by the plaintiff.

         Discovery was completed and oral arguments on summary judgment motions were heard in mid-May 1995. On July 21, 1995, the U.S. District Court entered partial summary judgment on liability issues in favor of the plaintiff in regards to the claims described in items 1) and 3) above and denied the plaintiff's motion in regards to the claims described in item
   2) above. On July 31, 1995, the joint owners filed a petition for an interlocutory appeal with the 10th Circuit Court of Appeals. On August 21, 1995, the joint owners' petition for permission to appeal was denied. Subsequent to the denial of the joint owners' petition, the U.S. District Court dismissed the plaintiffs claims described in item 2) above. The joint owners are pursuing a settlement with the conservation organization as well as considering further appeals. If settlement is not reached, court hearings for injunctive relief, scheduled for May 1996, and the determination of penalties, not yet scheduled, will be held.

         At this time, the Company is not able to estimate the amount, if any, of its potential liability. The plaintiff has requested, among other things, that the joint owners "pay to the EPA to finance air compliance and enforcement activities, as provided for by 42 U.S.C. section 7604(g)
   (1), a penalty of $25,000 per day for each of their violations of the Clean Air Act." The statute provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. In setting penalties in its own enforcement actions, the EPA relies, in part, on such factors as the economic benefit of noncompliance, the actual or possible harm of noncompliance, the size of the violator, the willfulness or negligence of the violator and its degree of cooperation in resolving the matter. The Company cannot predict the level of penalties, if any, or the remedies that the court may impose if settlement is not reached or if the joint owners are unsuccessful in a subsequent appeal.

         Additional pollution control equipment and practices may also be required at the station. The additional equipment and practices would be designed to address particulate matter, sulfur dioxide and nitrogen oxide emission concerns raised by this litigation and by the Mt. Zirkel Wilderness Area Reasonable Attribution Study previously reported, which is not yet complete. The Company is evaluating the economic impact of adding such pollution control equipment and practices on future plant operations.

         The Company has received and responded to a request from the EPA for information relating to the operation of the plant, including information with respect to opacity emissions.
         The Company believes that, consistent with historical regulatory treatment, any costs to comply with pollution control regulations would be recovered from its customers. However, no assurance can be given that this practice will continue in the future (see the discussion of merger related regulatory issues included in "Environmental Issues-Overview").





                                        19
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   Employee Litigation

         Several  employee  lawsuits  have  been  filed  against  the  Company involving alleged sexual/age discrimination. The Company is actively contesting all outstanding lawsuits and believes the ultimate outcome will not have a material impact on the Company's results of operations, financial position or cash flow.

         Certain  employees terminated  as  part of  the  Company's  1991/1992 organizational analysis asserted breach of contract and promissory estoppel with respect to job security and breach of the covenant of good faith and fair dealing. Of the 21 actions filed, the trial court directed verdicts in favor of the Company in 19 cases. Two cases went to a jury, which entered verdicts adverse to the Company. All 21 decisions are currently on appeal, but the Company believes its liability, if any, will not have a material impact on the Company's results of operations, financial position or cash flow.

   Union Contract

         In August 1995, the Company notified the International Brotherhood of Electrical Workers, Local 111, that it was cancelling the current bargaining agreements with Local 111 upon the contracts' expiration in early December 1995. The Company is currently negotiating with union leadership and expects to reach new agreements acceptable to the Company and the union. Approximately 2,150 employees or 45% of the Company's total workforce, are represented by Local 111.

   4.  Merger

         On August 22, 1995, the Company, SPS, and M-P New Co., a newly formed Delaware corporation, entered into an Agreement and Plan of Reorganization ("Merger Agreement") providing for a business combination as peer firms involving the Company and SPS in a "merger of equals" transaction (the "Merger"). M-P New Co. will be a registered public utility holding company which will be the parent company for the Company and SPS.

         The Merger, which was unanimously approved by the Boards of Directors of the constituent companies, is expected to occur shortly after all of the conditions to the consummation of the Merger, including obtaining applicable regulatory and shareholder approvals, are met or waived. The shareholder meetings to vote upon the Merger will be convened as soon as practicable and are expected to be held in the first quarter of 1996. The regulatory approval process is expected to take approximately 12 to 16 months from the date the Merger Agreement was announced.

         Under the terms of the Merger Agreement, each outstanding share of the Company's Common Stock will be canceled and converted into the right to receive one share of M-P New Co. Common Stock, and each outstanding share of SPS Common Stock will be canceled and converted into the right to receive 0.95 of one share of M-P New Co. Common Stock. As of August 4, 1995, the Company had 63.1 million common shares outstanding and SPS had
   40.9 million common shares outstanding. Based on such capitalization, the Merger would result in the common shareholders of the Company owning 61.9% of the common equity of M-P New Co. and the common shareholders of SPS


                                        20
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   owning 38.1% of the common equity of M-P New Co. The Merger Agreement and the Merger will not affect the debt, including mortgage bonds, and shares of preferred stock of the Company and SPS which are outstanding at the time of the Merger.

         It is anticipated that M-P New Co. will adopt the SPS dividend payment level, adjusted for the exchange ratio, resulting in a pro forma dividend of $2.32 per share on an annual basis, following completion of the Merger. The actual dividend level will be dependent upon M-P New Co.'s results of operations, financial position, cash flows and other factors, and will be evaluated by the Board of Directors.

         Based on 1994 results, M-P New Co. will have combined annual revenues of approximately $3 billion and total assets of approximately $6 billion. The Company and SPS project synergy savings of approximately $770 million in the first 10 years after the transaction is completed. PSCo and SPS estimate that approximately 50 percent of the total projected savings would result from labor cost savings through the elimination of duplicate functions. It is expected that employee reductions would be approximately 8% of the combined work force, or approximately 550 to 600 positions. The remainder would fall under non-labor savings, which would include approximately 20 percent through deferral of additional capacity and 20 percent from efficiencies in fuel procurement. The proposed allocation of the net savings between ratepayers and shareholders was submitted to regulatory agencies in connection with the November 9, 1995 merger rate filings as discussed in Note 3. A transition management team, consisting of executives from each company, has been formed and is working toward the common goal of creating one company with integrated operations to achieve a more efficient and economic utilization of facilities and resources. It is managements' intention that the new company begin realizing certain savings upon the consummation of the Merger and, accordingly, costs associated with the Merger and the transition planning and implementation are expected to negatively impact earnings for the remainder of 1995 and 1996. During the third quarter of 1995, the Company recognized approximately $1.8 million of costs associated with the Merger. The Merger is expected to qualify as a tax-free reorganization and as a pooling of interests for accounting purposes.

         The Company recognizes that the divestiture of its existing gas business or certain non-utility ventures is a possibility under the new registered holding company structure, but will seek approval from the Securities and Exchange Commission ("SEC") to maintain these businesses. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. Additionally, in the event that divestiture of the gas business is required, the Company will pursue an alternative corporate organizational structure that will permit retention of the gas business.

   5.  Income Taxes

         During the third quarter 1994, as a result of the completion of a detailed analysis of its income tax accounts, the Company recorded a decrease in its income tax liabilities which served to reduce income tax expense by approximately $21.3 million or 34 cents per share. The detailed analysis was completed in conjunction with the Company's


                                        21
PAGE

                     NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                         (Continued)


   implementation of the full normalization method of accounting for income taxes as provided for in a recent rate order from the CPUC.

   6.  Sale of WestGas Gathering, Inc.

         During the third quarter 1994, the Company sold all of the outstanding common stock of its wholly-owned subsidiary, WestGas Gathering, Inc. ("WGG") and certain related operating assets of the Company which are used by WGG for approximately $87 million. The Company recognized a pre-tax gain of approximately $34.5 million ($19.5 million after-tax or approximately 31 cents per share). During the first quarter of 1995, the Company recognized $2.1 million of this gain as an amount to be refunded to the ratepayers in accordance with a 1995 settlement agreement which addressed the regulatory treatment of the gain.

   7.  Management's Representations

         In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at September 30, 1995 and December 31, 1994, and the results of operations for the three and nine months ended September 30, 1995 and 1994 and cash flows for the nine months ended
   September 30, 1995 and 1994. The consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 1994, 1993 and 1992 included in the Company's 1994 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

         Because of seasonal and other factors, the results of operations for the three and nine month periods ended September 30, 1995 should not be taken as an indication of earnings for all or any part of the balance of the year.


                                        22
PAGE

                     REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

   TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
   PUBLIC SERVICE COMPANY OF COLORADO

   We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of September 30, 1995, and the related consolidated condensed statements of income for the three and nine month periods ended September 30, 1995 and 1994 and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 1995 and 1994. These financial statements are the responsibility of the Company's management.

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

   As more fully discussed in Note 2 to the consolidated condensed financial statements, the adequacy of the Company's recorded liability for defueling and decommissioning its Fort St. Vrain Nuclear Generating Station (approximately $55.5 million at September 30, 1995) is primarily dependent on assurances that the dismantlement and decommissioning of the Fort St. Vrain Nuclear Generating Station can be accomplished at currently estimated costs and that the spent fuel storage and shipment issues are successfully resolved. The outcome of the above issues cannot be determined at this time. The accompanying consolidated condensed financial statements do not include any adjustments that might result from the outcome of these uncertainties.

   As more fully discussed in Note 3 to the consolidated condensed financial statements, the Company is a defendant in certain litigation pursuant to
   Section 304  of the Federal Clean  Air Act, involving  the Company and  the other joint owners of the Hayden Steam Electric Generating Station. The U.S. District Court for the District of Colorado has issued an order providing the plaintiffs with summary judgment on certain claims. The joint owners are pursuing a settlement as well as considering further


                                        23
PAGE
   appeals, the outcomes of which are uncertain. Accordingly, no provision for any liabilities that may result from the resolution of this matter have been made in the accompanying consolidated condensed financial statements.

                                                           ARTHUR ANDERSEN LLP
   Denver, Colorado,
   November 10, 1995



                                        24
PAGE

   Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

   Three Months Ended September 30, 1995 Compared to the Three Months Ended September 30, 1994

   Earnings

         Earnings per share were $0.68 for the third quarter of 1995, compared to $0.75 for the third quarter of 1994. While the third quarter 1995 earnings declined slightly, higher electric and gas sales and lower operating and maintenance expenses positively impacted the quarter. Unseasonably cool weather during September 1995, coupled with moderate customer growth were the primary factors contributing to the higher sales.
    Earnings for the third quarter of 1994 included the net effects of three one-time items which served to increase earnings for that period by approximately $0.22 per share. These one-time items included: 1) the $34.5 million gain on the sale of WGG and certain related operating assets, 2) a tax accrual adjustment of $21.3 million which positively impacted earnings, and 3) additional expenses aggregating $43.4 million primarily for increased costs associated with the defueling and decommissioning of the Fort St. Vrain generating station.

   Electric Operations

         The following table details the changes in electric operating revenues and energy costs for the third quarter of 1995 as compared to the same period in 1994.

                                                         Increase (Decrease)
                                                       (Thousands of Dollars)
   Electric operating revenues:
    Retail . . . . . . . . . . . . . . . . . . . . . . .     $ 23,469
    Wholesale  . . . . . . . . . . . . . . . . . . . . .       (2,157)
    Other (including unbilled revenues)  . . . . . . . .        1,623
     Total revenues  . . . . . . . . . . . . . . . . . .       22,935
   Fuel used in generation . . . . . . . . . . . . . . .       (3,572)
   Purchased power . . . . . . . . . . . . . . . . . . .       14,078
    Net increase in electric margin  . . . . . . . . . .     $ 12,429

         The following schedule compares electric Kwh sales for the third quarters of 1995 and 1994.

                                                    Electric Sales
                                                   (Millions of Kwh)
                                                   1995        1994        %
   Change *
   Residential . . . . . . . . . . . . . . .      1,563.6     1,491.7     4.8%
   Commercial and Industrial . . . . . . . .      4,045.1     3,896.4     3.8%
   Public Authorities  . . . . . . . . . . .         47.8        48.6
   (1.5%)
   Other Utilities . . . . . . . . . . . . .        715.1       768.0
   (6.9%)
                                                  6,371.6     6,204.7     2.7%

   * Percentages are calculated using unrounded amounts

         Retail electric revenues increased approximately $23.5 million during the three months ended September 30, 1995, when compared to the three months ended September 30, 1994, primarily due to an overall 4.0% increase in retail sales resulting from moderate customer growth with demand for electricity reaching a record peak of 4,380 megawatts on August 11, 1995. Additionally, the recovery of higher costs for purchased power through various cost adjustment mechanisms described below also contributed to the higher revenues. Wholesale electric revenues declined $2.2 million, when compared to the same period in the prior year, primarily due to a 6.9% decrease in electric Kwh sales. The demand for wholesale energy has been negatively impacted by an available supply of low-cost non-firm energy in the region.

         The Company and Cheyenne currently have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. A substantial portion of these net higher costs have been billed to customers, however, the changes in revenues associated with these mechanisms during the third quarters of 1995 and 1994 had little impact on net income. The CPUC requested that a filing be prepared by the Company to review whether the ECA should be maintained in its present form, altered or eliminated. (See Note 3. Commitments and Contingencies - Regulatory Matters in Item 1. FINANCIAL STATEMENTS). On September 1, 1995, in response to a CPUC order, the Company made a filing with the CPUC related to retaining the ECA.

         Fuel used in generation expense decreased $3.6 million, or 7.1%, during the third quarter of 1995, as compared to the same period in 1994, primarily due to a 2% decrease in generation, coupled with a slight reduction in the cost per Kwh. Lower coal costs resulted primarily from the renegotiation of certain coal purchase contracts. Purchased power expense increased $14.1 million, or 12.9%, for the three months ended

   September 30, 1995, when compared to the same period in 1994, primarily due to increased purchases from qualifying facilities as mandated by the
   CPUC. The cost per Kwh of electric energy purchased from qualifying facilities is over 50% higher than the purchased power costs from other suppliers, further contributing to the increase in purchased power expense. A majority of purchased power costs associated with qualifying facilities is collected through the QFCCA, a cost adjustment mechanism; however, the future recovery of costs under the QFCCA may be subject to an earnings test, which is being addressed by the CPUC (See Note 3. Commitments and Contingencies - Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

   Gas Operations

         The following table details the changes in gas operating revenues and gas purchased for resale during the third quarter of 1995 as compared to the same period in 1994.

                                                         Increase (Decrease)
                                                       (Thousands of Dollars)
   Gas operating revenues  . . . . . . . . . . . . . . .     $ 13,006
   Less: transport, gathering, and processing revenues .       (1,765)
    Revenues from gas sales  . . . . . . . . . . . . . .       14,771
   Gas purchased for resale  . . . . . . . . . . . . . .        3,967
    Net increase in gas sales margin . . . . . . . . . .     $ 10,804

         The  following  schedule  compares  gas  deliveries  for  the   third
   quarters of 1995 and 1994.

                                                    Gas Deliveries
                                                   (Millions of Mcf)
                                                   1995        1994   % Change *
   Residential . . . . . . . . . . . . . . .          7.8         6.8     14.8%
   Commercial and Industrial . . . . . . . .          6.6         5.4     24.8%
     Total Gas Sales . . . . . . . . . . . .         14.4        12.2     18.5%
   Gathered and Processed  . . . . . . . . .          0.4         7.6    (95.1%)
   Transported and Other . . . . . . . . . .         20.6        16.2     27.3%
                                                     35.4        36.0     (1.5%)

   * Percentages are calculated using unrounded amounts

                                        27
PAGE

         The $10.8 million increase in gas sales margin during the third quarter of 1995, as compared to the same period of the prior year, is primarily due to the effects of cooler weather associated with a major snow storm in September 1995 and moderate customer growth. Gas sales were up 18.5% and unbilled revenues were $8.7 million higher in the current period.

         A decline in transport, gathering and processing revenues reduced gas sales margin by $1.8 million during the third quarter of 1995 as compared to the same period of the prior year. The sale of WGG in August 1994 resulted in a $2.4 million reduction in gathering revenues and a 7.8 MMcf reduction in gathering deliveries during the current period (See Note
   6. Sale of Westgas Gathering, Inc. in Item 1. FINANCIAL STATEMENTS). These lower revenues, however, have been offset, in part, by revenues from higher transport deliveries. The growth in transportation services is primarily due to serving new qualifying facility customers and certain other pipeline customers on a short-term interruptible basis.

         The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms in the third quarters of 1995 and 1994 had little impact on net income. The increase in gas purchased for resale during the third quarter of 1995, compared to the third quarter of 1994, is due to the higher retail gas sales, but reflects a 12.8% decrease in the per unit cost of gas.

   Non-Fuel Operating Expenses

         Other operating and maintenance expenses decreased $3.8 million during the third quarter of 1995, when compared to the same period in 1994, primarily due to lower labor and employee benefit costs resulting from the employee downsizing accomplished in late 1994 (approximately a $3 million reduction) and the recognition of approximately $1.5 million of involuntary severance costs in the third quarter of 1994. These decreases were offset, in part, by the recognition in the third quarter of 1995 of approximately $1.8 million of expenses related to the merger with SPS.

         During the third quarter of 1994, the Company recognized additional expenses aggregating approximately $43.4 million ($26.7 million after-tax or 43 cents per share) for increased costs associated with the defueling and decommissioning of Fort St. Vrain and the impairment of certain Fort St. Vrain related property and inventory (See Note 2. Fort St. Vrain in
   Item 1. FINANCIAL STATEMENTS).

         Depreciation and amortization expense decreased $1 million or 2.7% during the third quarter of 1995, when compared to the same period in 1994, primarily due to the effects of using a longer estimated depreciable life of the Company's electric steam production facilities, consistent with the Company's most recent depreciation study.


                                        28
PAGE

         Income taxes increased $36.8 million in the third quarter of 1995, as compared to the third quarter of 1994, primarily due to higher pre-tax income in 1995 and the effects of two items recorded in 1994. These 1994 items were: 1) an income tax adjustment following the completion of a detailed analysis of the Company's income tax liabilities associated with the adoption of full normalization (reduced income tax expense by approximately $21.3 million) and, 2) the true-up of the tax accrual related to the filing of the 1993 tax return (approximately $5.1 million).

         Other income and deductions - net decreased $33.7 million during the third quarter of 1995, when compared to the same period of the prior year, primarily due to the gain on the sale of WGG recorded in 1994. On August 31, 1994, the Company sold all of the outstanding common stock of WGG and certain related operating properties for a purchase price of approximately $87 millon. The Company recognized a pre-tax gain of approximately $34.5 million ($19.5 million after-tax or approximately 31 cents per share).

         Interest charges increased $3.3 million during the third quarter of 1995, when compared to the same period in 1994, primarily due to the recognition of interest costs related to the pending refund of the over collection of expenses under the Company's cost adjustment mechanisms and higher interest rates associated with short-term borrowings.

   Nine Months Ended September 30, 1995 Compared to the Nine Months Ended September 30, 1994

   Earnings

         Earnings per share were $1.89 for the first nine months of 1995, compared to $1.80 for the first nine months of 1994. The improved earnings in 1995 are primarily attributed to increased electric and gas margins resulting from higher sales and lower operating and maintenance expenses associated with the cost containment efforts that were implemented in 1994 as discussed below. Earnings in 1994 were also favorably impacted by the net effects of three one-time items which increased earnings for that period by approximately $0.22 per share as discussed in the third quarter earnings summary.


                                        29
PAGE

   Electric Operations

         The following table details the changes in electric operating revenues and energy costs for the first nine months of 1995 as compared to the same period in 1994.

                                                         Increase (Decrease)
                                                       (Thousands of Dollars)
   Electric operating revenues:
    Retail . . . . . . . . . . . . . . . . . . . . . . .     $ 56,885
    Wholesale  . . . . . . . . . . . . . . . . . . . . .       (5,828)
    Other (including unbilled revenues)  . . . . . . . .       (8,287)
     Total revenues  . . . . . . . . . . . . . . . . . .       42,770
   Fuel used in generation . . . . . . . . . . . . . . .      (13,963)
   Purchased power . . . . . . . . . . . . . . . . . . .       43,675
    Net increase in electric margin  . . . . . . . . . .     $ 13,058

         The following schedule compares electric Kwh sales for the first nine months of 1995 and 1994.

                                                    Electric Sales
                                                   (Millions of Kwh)
                                                   1995        1994   % Change *
   Residential . . . . . . . . . . . . . . .      4,746.2     4,592.8     3.3%
   Commercial and Industrial . . . . . . . .     11,320.2    10,983.0     3.1%
   Public Authorities  . . . . . . . . . . .        136.5       135.4     0.8%
   Other Utilities . . . . . . . . . . . . .      2,192.1     2,325.3    (5.7%)
                                                 18,395.0    18,036.5     2.0%

   * Percentages are calculated using unrounded amounts

         Retail electric revenues increased $56.9 million for the nine months ended September 30, 1995, when compared to the nine months ended September 30, 1994, primarily due to an overall 3.1% increase in retail sales resulting from moderate customer growth and the recovery of higher costs for purchased power. Wholesale electric revenues decreased $5.8 million for the nine months ended September 30, 1995, when compared to the same period in the prior year, primarily due to a 5.7% decrease in wholesale Kwh sales. The demand for wholesale energy has been negatively impacted by an available supply of low-cost non-firm energy in the region.

         Other electric revenues decreased approximately $8.3 million primarily due to lower revenue from transmission and other services and the recognition in 1994 of approximately $5 million in unbilled revenues

                                        30
PAGE
   related to certain energy efficiency credits, following the CPUC's second quarter 1994 decision allowing for the future recovery of such credits. (see Note 3. Commitments and Contingencies - Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

         The Company and Cheyenne currently have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. A substantial portion of these net higher costs have been billed to customers, however, the changes in revenues associated with these mechanisms during the first nine months of 1995 and 1994 had little impact on net income.

         Fuel used in generation expense decreased $14.0 million, or 9.2%, during the first nine months in 1995, compared to the same period in 1994, primarily due to a slight reduction in the cost per Kwh which is primarily due to lower coal and coal transportation costs from the renegotiation of certain contracts coupled with a 2.5% decrease in generation. Purchased power expense increased approximately $43.7 million, or 13.7%, during the nine months ended September 30, 1995, when compared to the same period in 1994, primarily due to increased purchases from qualifying facilities as mandated by the CPUC. The cost per Kwh of electric energy purchased from qualifying facilities is over 50% higher than the purchased power costs from other suppliers, further contributing to the increase in purchased power expense. A majority of purchased power costs associated with qualifying facilities is collected through the QFCCA, a cost adjustment mechanism; however, the future recovery of costs under the QFCCA may be subject to an earnings test, which is being addressed by the CPUC (See
   Note 3. Commitments and Contingencies - Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

   Gas Operations

         The following table details the changes in gas operating revenues and gas purchased for resale for the first nine months of 1995 as compared to the same period in 1994.

                                                         Increase (Decrease)
                                                       (Thousands of Dollars)
   Gas operating revenues  . . . . . . . . . . . . . . .     $ 20,554
   Less: transport, gathering, and processing revenues .       (6,176)
    Revenues from gas sales  . . . . . . . . . . . . . .       26,730
   Gas purchased for resale  . . . . . . . . . . . . . .       12,853
    Net increase in gas sales margin . . . . . . . . . .     $ 13,877



                                        31
PAGE

         The following schedule compares gas deliveries for the first nine months of 1995 and 1994.

                                                    Gas Deliveries
                                                   (Millions of Mcf)
                                                   1995        1994   % Change *
   Residential . . . . . . . . . . . . . . .         72.6        68.4     6.1%
   Commercial and Industrial . . . . . . . .         44.3        42.5     4.2%
   Other Utilities . . . . . . . . . . . . .          0.4         0.5   (21.7%)
     Total Gas Sales . . . . . . . . . . . .        117.3       111.4     5.3%
   Gathered and Processed  . . . . . . . . .          1.1        29.2   (96.1%)
   Transported and Other . . . . . . . . . .         69.3        57.0    21.6%
                                                    187.7       197.6    (5.0)

   * Percentages are calculated using unrounded amounts

         Gas operating revenues and gas purchased for resale increased during the first nine months of 1995, as compared to the same period in the prior year, primarily due to a 5.3% increase in total gas sales resulting from cooler weather during the spring and fall of 1995 offset, in part, by lower gathering and processed gas deliveries. The sale of WGG during 1994 resulted in a $7.9 million reduction in gathering revenues and a 28.1 MMcf reduction in gathering deliveries for the current period (See Note 6. Sale of Westgas Gathering, Inc. in Item 1. FINANCIAL STATEMENTS). These lower revenues, however, have been offset, in part, by revenues from higher transport deliveries primarily due to servicing new qualifying facility customers.

         The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in costs on a timely basis. As a result, the changes in revenues associated with these mechanisms in the first nine months of 1995 and 1994 had little impact on net income. The increase in gas purchased for resale for the first nine months of 1995, compared to the first nine months of 1994, is offset, in part, by a 3.3% decrease in the per unit cost of gas.

   Non-Fuel Operating Expenses

         Other operating and maintenance expenses decreased $20.8 million during the first nine months of 1995, when compared to the same period in 1994, primarily due to lower labor and employee benefit costs resulting from the cost containment efforts which included the restructuring and employee downsizing accomplished in 1994 (approximately a $19 million

                                        32
PAGE
   reduction) and the recognition of approximately $6.9 million of involuntary severance costs in 1994. This restructuring and downsizing was completed in two phases: 1) effective April 1, 1994, the Company reduced its workforce by approximately 550 employees through an early retirement/severance program, and 2) in late 1994, the Company eliminated approximately 550 management and staff level positions in connection with an internal restructuring and involuntary severance program.

         In addition, lower maintenance expenses at the Company's steam generation facilities also contributed to the decrease in other operating and maintenance expenses. These decreases were offset, in part, by a $2.2 million increase in the amortization of the early retirement/severance program costs, the $2.5 million write-off of certain software costs due to cancellation of a materials management project and $1.8 million of merger related costs. The total cost of the 1994 early retirement/severance program was approximately $39.7 million. These costs have been deferred and effective April 1, 1994, are being amortized to expense over approximately 4.5 years in accordance with rate regulatory treatment.

         During the third quarter of 1994, the Company recognized additional expenses aggregating approximately $43.4 million for increased costs associated with the defueling and decommissioning of Fort St. Vrain and the impairment of certain Fort St. Vrain related property and inventory (See Note 2. Fort St. Vrain in Item 1. FINANCIAL STATEMENTS).

         Depreciation and amortization expense decreased $4.1 million during the first nine months of 1995, when compared to the same period in 1994, primarily due to the effects of using a longer estimated depreciable life for the Company's electric steam production facilities, consistent with the Company's most recent depreciation study.

         The $40.9 million increase in income taxes for the first nine months of September 1995, as compared to the same period in 1994, is primarily due to higher pre-tax income and the effects of two items recorded in 1994 which lowered expense during that period. These items were: 1) an adjustment associated with the adoption of full normalization
   (approximately $21.3 million), and 2) the true-up of the tax accrual related to the filing of the 1993 tax return (approximately $5.1 million). This increase was offset, in part, by additional tax benefits recorded in 1995 related to certain non-regulated investment activities.

         Other income and deductions - net decreased $34.3 million during the first nine months of 1995, when compared to the same period of the prior year, primarily due to the 1994 gain on the sale of WGG. On August 31, 1994, the Company sold all of the outstanding common stock of WGG and certain related operating properties for a purchase price of approximately $87 millon and recognized a pre-tax gain of approximately $34.5 million. In the first quarter of 1995, the Company recognized $2.1 million of this gain as an amount to be refunded to the ratepayers in accordance with a 1995 settlement agreement.

         Interest charges increased $8.7 million during the  first nine months

                                        33
PAGE
   of 1995, when compared to the same period in 1994, primarily due to higher interest rates and an increased level of short-term borrowings as well as the recognition of interest costs related to the pending refund of the over collection of expenses under the Company's cost adjustment mechanisms.

   Financial Position

         The decline in accounts receivable and accounts payable at September 30, 1995, as compared to the corresponding amounts at December 31, 1994, is primarily attributable to the seasonality of the Company's gas purchases and sales.

         The gas refund liability increased from December 31, 1994 primarily due to lower than anticipated natural gas prices and supplier refunds. Gas refunds to customers of approximately $81 million, including interest, will be made during the fourth quarter of 1994.

   Commitments and Contingencies

         Issues relating to Fort St. Vrain, regulatory and environmental matters are discussed in Notes 2 and 3 in Item 1. FINANCIAL STATEMENTS.

   Liquidity and Capital Resources

   Cash Flows

         Cash provided by operating activities increased $129 million during the first nine months of 1995, when compared to the first nine months of 1994, primarily due to higher earnings and the over recovery of natural gas costs as discussed above. Increases in the recovery of purchased gas and electric energy costs ($23.6 million) and lower decommissioning expenditures ($13.3 million) also contributed to the increase in cash provided by operating activities.

         At September 30, 1995, the Company's remaining decommissioning liability, excluding defueling, was approximately $31.6 million. The expenditures related to this obligation are expected to be incurred over the next year with final completion of such activities anticipated in mid-1996. The annual decommissioning amount being recovered from customers is approximately $13.9 million which will continue through June 2005. At September 30, 1995, approximately $100 million remains to be collected from customers and is reflected as a regulatory asset on the consolidated condensed balance sheet. Accordingly, operating cash flows will continue to be negatively impacted until the decommissioning of Fort St. Vrain is complete.

         Cash used in investing activities increased $135 million during the first nine months of 1995, when compared to the same period in 1994, primarily due to a decrease in proceeds received from the sale of assets. In 1994, the Company sold WGG and Fuelco properties. An increase in construction

                                        34
PAGE
   expenditures ($6.9 million) and the purchase of Young Gas Storage Company in 1995 ($6 million) also contributed to the use of cash for investing activities.

         Cash used in financing activities decreased approximately $16.7 million during the first nine months of 1995, when compared to the same period in 1994, primarily due to decreased repayments of short-term borrowings during the current year ($11.6 million). Long-term debt refinancing activity in the first nine months of 1995, as compared to the same period in the prior year, has decreased as a result of higher interest rates. Net decreases in the maturities of long-term debt and issuances of long-term debt have reduced, in part, the net amount of cash used in financing activities by $19.5 million. Proceeds from the sale of common stock under the Company's dividend reinvestment and stock purchase plan decreased in the first nine months of 1995 to $21.1 million as compared to the proceeds of approximately $30.8 million from issuances under such plan in the first nine months of 1994 which increased the cash used in financing activities.

   Merger

         On August 22, 1995, in response to an increasingly competitive operating environment, the Company and SPS announced that the companies have entered into a definitive Merger Agreement. This "merger of equals" is expected to occur shortly after all of the conditions to the consummation of the Merger, including obtaining applicable regulatory and shareholder approvals, are met or waived. This process is expected to take 12 to 16 months to complete from the date the Merger Agreement was announced. See Note 4. Merger in Item 1. FINANCIAL STATEMENTS for more discussion regarding the Merger and matters which may impact future results of operations, financial position and cash flows.

   Common Stock Dividend

         On September 26, 1995, the Company's Board of Directors declared a quarterly dividend on its common stock of $0.51 per share, up from $0.50 per share for the third quarter last year. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flow and other factors, and will continue to be evaluated quarterly by the Board of Directors.


                                        35
PAGE

                           PART II - OTHER INFORMATION


   Item 1. Legal Proceedings

         Part 1. Issues relating to the recovery of energy efficiency credits, environmental site cleanup and other environmental matters are discussed in Note 3. Commitments and Contingencies in Item 1, Part 1.

   Item 6. Exhibits and Reports on Form 8-K

   (a)   Exhibits

         12(a) -     Computation  of   Ratio  of   Consolidated  Earnings   to
                     Consolidated  Fixed  Charges is  set  forth  at  page  32
                     herein.

         12(b) -     Computation  of   Ratio  of   Consolidated  Earnings   to
                     Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 33 herein.

         15    -     Letter  from  Arthur  Andersen  LLP  regarding  unaudited
                     interim information is set forth at page 34 herein.

         27    -     Financial Data Schedule UT

   (b)   Reports on Form 8-K

         The following report on Form 8-K has been filed:

         A report on Form 8-K dated August 22, 1995, was filed on August 23, 1995. The item reported was Item 5. Other Events, which presented information on: 1) an Agreement and Plan of Reorganization dated August 22, 1995, by and among Public Service Company of Colorado, Southwestern Public Service Company, and M-P New Co., a newly formed Delaware corporation, to serve as the holding company, 2) a joint press release announcing the proposed merger, and 3) an amendment, dated August 22, 1995 to the Rights Agreement dated as of February 26, 1991 between Public Service Company of Colorado and Mellon Bank, N.A.







                                        36
PAGE

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





                                            PUBLIC SERVICE COMPANY OF COLORADO





                                                            /s/ R. C. Kelly

                                                    __________________________
                                                              R. C. Kelly
                                                        Senior Vice President,
                                                        Finance, Treasurer and
                                                       Chief Financial Officer



   Dated: November 13, 1995



                                        37
PAGE

                                  EXHIBIT INDEX

         12(a) -     Computation  of   Ratio  of   Consolidated  Earnings   to
                     Consolidated  Fixed  Charges is  set  forth  at  page  32
                     herein.

         12(b) -     Computation  of   Ratio  of   Consolidated  Earnings   to
                     Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 33 herein.

         15    -     Letter  from  Arthur  Andersen  LLP  regarding  unaudited
                     interim information is set forth at page 34 herein.

         27    -     Financial Data Schedule UT




                                        38
PAGE

                                                                 EXHIBIT 12(a)

                        PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES

                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                          TO CONSOLIDATED FIXED CHARGES

            (not covered by report of independent public accountants)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   1995         1994
                                                               (Thousands of Dollars,
                                                                   except ratios)
   Fixed charges:

     Interest on long-term debt  . . . . . . . . . . . . . .   $    64,210  $    67,102
     Interest on borrowings against
       corporate-owned life insurance contracts  . . . . . .        25,580       21,891
     Other interest  . . . . . . . . . . . . . . . . . . . .        17,443        9,575
     Amortization of debt discount and expense less premium          2,413        2,324
     Interest component of rental expense  . . . . . . . . .         5,025        5,255

         Total   . . . . . . . . . . . . . . . . . . . . . .   $   114,671  $   106,147

   Earnings (before fixed charges and taxes on income):

     Net income  . . . . . . . . . . . . . . . . . . . . . .   $   127,718  $   119,458
     Fixed charges as above  . . . . . . . . . . . . . . . .       114,671      106,147
     Provisions for Federal and state taxes on income,
       net of investment tax credit amortization . . . . . .        65,556       24,693

         Total . . . . . . . . . . . . . . . . . . . . . . .   $   307,975  $   250,298

   Ratio of earnings to fixed charges  . . . . . . . . . . .          2.69         2.36



                                              39
PAGE

                                                                 EXHIBIT 12(b)

                              PUBLIC SERVICE COMPANY OF COLORADO
                                       AND SUBSIDIARIES

                        COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
           TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

                  (not covered by report of independent public accountants)

                                                                  Nine Months Ended
                                                                    September 30,
                                                                   1995         1994
                                                               (Thousands of Dollars,
                                                                   except ratios)
   Fixed charges and preferred stock dividends:

     Interest on long-term debt  . . . . . . . . . . . . . .   $    64,210  $    67,102
     Interest on borrowings against
       corporate-owned life insurance contracts  . . . . . .        25,580       21,891
     Other interest  . . . . . . . . . . . . . . . . . . . .        17,443        9,575
     Amortization of debt discount and expense less premium          2,413        2,324
     Interest component of rental expense  . . . . . . . . .         5,025        5,255
     Preferred stock dividend requirement  . . . . . . . . .         8,992        9,013
     Additional preferred stock dividend requirement . . . .         4,616        1,879
         Total   . . . . . . . . . . . . . . . . . . . . . .   $   128,279  $   117,039

   Earnings (before fixed charges and taxes on income):

     Net income  . . . . . . . . . . . . . . . . . . . . . .   $   127,718  $   119,458
     Interest on long-term debt  . . . . . . . . . . . . . .        64,210       67,102
     Interest on borrowings against
       corporate-owned life insurance contracts  . . . . . .        25,580       21,891
     Other interest  . . . . . . . . . . . . . . . . . . . .        17,443        9,575
     Amortization of debt discount and expense less premium          2,413        2,324
     Interest component of rental expense  . . . . . . . . .         5,025        5,255
     Provisions for Federal and state taxes on income,
       net of investment tax credit amortization . . . . . .        65,556       24,693
         Total . . . . . . . . . . . . . . . . . . . . . . .   $   307,945  $   250,298

   Ratio of earnings to fixed charges and preferred stock
     dividends . . . . . . . . . . . . . . . . . . . . . . .          2.40         2.14


                                              40
PAGE

                                                                    EXHIBIT 15
   November 10, 1995




   Public Service Company of Colorado:

   We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock
   Purchase Plan; the Company's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of the Company's First Mortgage Bonds; the Company's
   Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; the Company's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and the Company's Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and Cumulative Preferred Stock, its Form 10-Q for the quarter ended September 30, 1995, which includes our report dated November 10, 1995, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our firm or a report prepared or certified by our firm within the meaning of Sections 7 and 11 of the Act.




                                                         Very truly yours,



                                                         ARTHUR ANDERSEN LLP