Form 10-K
period 1995-12-31
PUBLIC SERVICE CO OF COLORADO
filed 1996-02-27
CIK 81018

                                   FORM 10-K
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1995
                                      OR
[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ________________ to ________________

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

                                                   NAME OF EACH EXCHANGE
               TITLE OF EACH CLASS                  ON WHICH REGISTERED
      COMMON STOCK, PAR VALUE $5 PER SHARE     New York, Chicago and Pacific
      RIGHTS TO PURCHASE COMMON STOCK          New York, Chicago and Pacific
      CUMULATIVE PREFERRED STOCK, PAR VALUE
      $100 PER SHARE
          4 1/4 Series                                     American
          7.15% Series                                     New York
      CUMULATIVE PREFERRED STOCK ($25),
      PAR VALUE PER SHARE
          8.40% Series                                     New York

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
             CUMULATIVE PREFERRED STOCK, PAR VALUE $100 PER SHARE
                               (TITLE OF CLASS)

     INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

     INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

     THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK, $5.00 PAR VALUE (THE ONLY CLASS OF VOTING STOCK), HELD BY NON-AFFILIATES WAS $2,264,862,654 BASED ON THE LAST SALE PRICE THEREOF REPORTED ON THE CONSOLIDATED TAPE FOR FEBRUARY 20, 1996.

     AT FEBRUARY 20, 1996, 63,798,948 SHARES OF THE REGISTRANT'S COMMON STOCK, $5.00 PAR VALUE (THE ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                      DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 1996 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART II, ITEM 9 AND PART III, ITEMS 10, 11, 12 AND 13 OF THIS FORM 10-K.

                               TABLE OF CONTENTS

                                   PART I

Item l.  Business.......................................         1
   The Company..........................................         1
   Electric Operations..................................         1
     Peak Load..........................................         2
     Purchased Power....................................         2
     Construction Program...............................         4
     Fort St. Vrain.....................................         5
   Electric Fuel Supply.................................         5
     Coal...............................................         5
     Natural Gas and Fuel Oil...........................         6
   Natural Gas Operations...............................         6
     Gas Supply.........................................         7
     YGSC...............................................         7
     WGI................................................         8
     WGT................................................         8
     Fuelco.............................................         8
     e prime............................................         8
   Regulation and Rates.................................         8
     1995 Merger Rate Filings...........................         8
     State Regulation...................................         9
       CPUC.............................................         9
       Electric and Gas Adjustment Clauses..............         9
       Incentive Regulation and Demand Side Management..        10
       1993 Rate Case...................................        10
       IRP - Electric...................................        10
       WPSC.............................................        11
     Federal Energy Regulatory Commission...............        11
   Environmental Matters................................        12
   Competition..........................................        13
     Industry Outlook...................................        13
     State Regulatory Environment.......................        13
     Electric...........................................        14
     Natural Gas........................................        14
   Franchises...........................................        14
   Employees & Union Contracts..........................        14
   Research and Development.............................        15
   Consolidated Electric Operating Statistics...........        16
   Consolidated Gas Operating Statistics................        17
   Electric Transmission Map............................        18

Item 2.  Properties.....................................        19
   Electric Property....................................        19
   Nuclear Property.....................................        19
   Transmission and Distribution Property...............        19
   Gas Property.........................................        20
   Other Property.......................................        20
   Property of Subsidiaries.............................        20
   Character of Ownership...............................        21

Item 3.  Legal Proceedings..............................        21

Item 4.  Submission of Matters to a Vote of Security Holders......................       21
                                    PART II

Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters....       22

Item 6.  Selected Financial Data..................................................       23

Item 7.  Management's Discussion and Analysis of Financial Condition and Results
               of Operations......................................................       24
   Industry Outlook...............................................................       24
   Corporate Overview.............................................................       24
   Earnings.......................................................................       25
   Electric Operations............................................................       25
   Gas Operations.................................................................       26
   Non-Fuel Operating Expenses....................................................       27
   Financial Position.............................................................       28
   Recently Issued Accounting Standards Not Yet Adopted...........................       28
   Commitments and Contingencies..................................................       28
   Common Stock Dividend..........................................................       29
   Liquidity and Capital Resources................................................       29
     Cash Flows...................................................................       29
     Prospective Capital Requirements.............................................       30
     Capital Sources..............................................................       30

Item 8.  Financial Statements and Supplementary Data..............................       33
   Report of Independent Public Accountants.......................................       33
   Consolidated Balance Sheets....................................................       34
   Consolidated Statements of Income..............................................       36
   Consolidated Statements of Shareholders' Equity................................       37
   Consolidated Statements of Cash Flows..........................................       38
   Notes to Consolidated Financial Statements.....................................       39

Schedule II.......................................................................       67

Exhibit 12(a).....................................................................       68

Exhibit 12(b).....................................................................       69

Item 9.   Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure...............................................       70
                                   PART III

Item 10.  Directors and Executive Officers of the Registrant.......................      70

Item 11.  Executive Compensation...................................................      72

Item 12.  Security Ownership of Certain Beneficial Owners and Management...........      72

Item 13.  Certain Relationships and Related Transactions...........................      72
                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K..........      73

Experts.................................................       75

Consent of Independent Public Accountants...............       76

Power of Attorney.......................................       76

Signatures..............................................       77

Exhibit Index...........................................       79

                                     TERMS

The abbreviations or acronyms used in the text and notes are defined below:

ABBREVIATION OR ACRONYM                                                     TERM
-------------------------------------------------------------------------------

AFDC................................Allowance for Funds Used During Construction
Amax..........................................................Amax Coal Company,
                                        a subsidiary of Cyprus/Amax Coal Company
Arapahoe..............................Arapahoe Steam Electric Generating Station
BLM....................................................Bureau of Land Management
Boulder District Court...........District Court in and for the County of Boulder
Cameo....................................Cameo Steam Electric Generating Station
CCT3...................................................Clean Coal Technology III
CERCLA......Comprehensive Environmental Response, Compensation and Liability Act
Cherokee..............................Cherokee Steam Electric Generating Station
Cheyenne..................................Cheyenne Light, Fuel and Power Company
COLI..............................................Corporate-owned life insurance
Colorado Supreme Court....................Supreme Court of the State of Colorado
Comanche..............................Comanche Steam Electric Generating Station
Company..............Public Service Company of Colorado (excluding subsidiaries)
COM...................................................Continuous opacity monitor
CPCN.............................Certificate of Public Convenience and Necessity
CPUC........................Public Utilities Commission of the State of Colorado
Craig....................................Craig Steam Electric Generating Station
CWIP...............................................Construction Work in Progress
CWQCD....................................Colorado Water Quality Control Division
Denver District Court....District Court in and for the City and County of Denver
DOE....................................................U.S. Department of Energy
DSM.......................................................Demand Side Management
DSMCA.....................................Demand Side Management Cost Adjustment
e prime............................................................e prime, inc.
ECA.......................................................Energy Cost Adjustment
EIS...............................................Environmental Impact Statement
EPAct.........................................National Energy Policy Act of 1992
EPA.........................................U.S. Environmental Protection Agency
EWG...................................................Exempt Wholesale Generator
FASB........................................Financial Accounting Standards Board
FERC........................................Federal Energy Regulatory Commission
FERC Order 636...................................FERC Order Nos. 636-A and 636-B
Fort St. Vrain................Fort St. Vrain Nuclear Electric Generating Station
Fuelco............................................Fuel Resources Development Co.
GCA..........................................................Gas Cost Adjustment
Hayden..................................Hayden Steam Electric Generating Station
IBM..............................................................IBM Corporation
Interstate.......................................Colorado Interstate Gas Company
IPPF.......................................Independent Power Production Facility
IRP.....................................................Integrated Resource Plan
IRS.....................................................Internal Revenue Service
ISFSI................................Independent Spent Fuel Storage Installation
ISSC....................................Integrated Systems Solutions Corporation
KN Energy........................................................KN Energy, Inc.

Merger Agreement...............Agreement and Plan of Reorganization by and among the Company, SPS, and NCE, as amended
Natural Fuels..........................................Natural Fuels Corporation
NCE...................................................New Century Energies, Inc.
NOPR...............................................Notice of Proposed Rulemaking
NOx...............................................................Nitrogen Oxide
NRC................................................Nuclear Regulatory Commission
OCC..........................................Colorado Office of Consumer Counsel
OPEB......................................Other Postretirement Employee Benefits
PCB.....................................................Polychlorinated biphenyl
Pawnee..................................Pawnee Steam Electric Generating Station
Pawnee 2.............Pawnee Steam Electric Generating Station, Unit 2 (proposed)
Pool...........................................................Inland Power Pool
PRPs.............................................Potentially Responsible Parties
PSCCC.............................................PS Colorado Credit Corporation
PSCO Gas Companies..........Gas Operations of Public Service Company of Colorado
                               (excluding subsidiaries) and Cheyenne Light, Fuel
                                                               and Power Company
PSRI.......................................................PSR Investments, Inc.
PUHCA.................................Public Utility Holding Company Act of 1935
QF...........................................................Qualifying Facility
QFCCA.............................Qualifying Facilities Capacity Cost Adjustment
SEC...........................................Securities and Exchange Commission
SFAS 71.....................Statement of Financial Accounting Standards No. 71 -
                     "Accounting for the Effects of Certain Types of Regulation"
SFAS 106...................Statement of Financial Accounting Standards No. 106 -
                                       "Employers' Accounting for Postretirement
                                                   Benefits Other Than Pensions"
SFAS 107...................Statement of Financial Accounting Standards No. 107 -
                         "Disclosures about Fair Value of Financial Instruments"
SFAS 109...................Statement of Financial Accounting Standards No. 109 -
                                                   "Accounting for Income Taxes"
SFAS 112...................Statement of Financial Accounting Standards No. 112 -
                             "Employers' Accounting for Postemployment Benefits"
SFAS 121...................Statement of Financial Accounting Standards No. 121 -
                                    "Accounting for the Impairment of Long-Lived
                                 Assets and Long-Lived Assets to be Disposed Of"
SO2...............................................................Sulfur Dioxide
SPS..........................................Southwestern Public Service Company
Synhytech........................................................Synhytech, Inc.
Tri-State................Tri-State Generation and Transmission Association, Inc.
Valmont................................Valmont Steam Electric Generating Station
WGG......................................................WestGas Gathering, Inc.
WGI.....................................................WestGas InterState, Inc.
WGT..................................................WestGas TransColorado, Inc.
WPSC........................................Public Service Commission of Wyoming
WSCC........................................Western Systems Coordinating Council
Young Storage....................................Young Gas Storage Company, Ltd.
YGSC...................................................Young Gas Storage Company
Zuni......................................Zuni Steam Electric Generating Station

                                    PART I

ITEM 1.  BUSINESS

THE COMPANY

     The Company, incorporated through merger of predecessors under the laws of the State of Colorado in 1924, is an operating public utility engaged, together with its subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company provides electricity or gas or both in an area having an estimated population of 2.9 million people of which approximately 2.1 million are in the Denver metropolitan area. The Company's operations are wholly within the State of Colorado.

     On August 22, 1995, the Company, SPS, a New Mexico corporation, and NCE, a newly formed Delaware corporation, entered into a Merger Agreement providing for a business combination as peer firms involving the Company and SPS in a "merger of equals" transaction. As part of the agreement, NCE would become the parent company for the Company and SPS. On January, 30, 1996, NCE filed its application with the SEC to be a registered public utility holding company. The shareholders of the Company and SPS approved the Merger Agreement on January 31, 1996. Further information on the merger is provided in Note 3. Merger in Item
8.  Financial Statements And Supplementary Data.

     As of December 31, 1995, the Company owned all of the outstanding capital stock of Cheyenne, WGI, e prime, Fuelco, YGSC, 1480 Welton, Inc., PSRI, PSCCC and Green and Clear Lakes Company. In addition, the Company owned 80% of the capital stock of Natural Fuels. These subsidiaries are included in the Company's consolidated financial statements as is WGT, whose interest in the TransColorado Project was sold and the company subsequently dissolved, effective December 1, 1995 (see "Natural Gas Operations - WGT").

     Cheyenne is an electric and gas utility operating principally in Cheyenne, Wyoming; WGI is a natural gas transmission company operating in Colorado and Wyoming; e prime is engaged or intends to engage in energy-related activities and the provision of consumer services which include, but are not limited to electric and gas brokering, energy consulting and project development services and information processing and other technology based services; Fuelco has been engaged in the exploration for, and the development and production of, natural gas and oil principally in Colorado; YGSC owns a 47.5% interest in the Young Storage partnership which owns and operates a gas storage facility in northeastern Colorado and, effective February 1, 1996, became a subsidiary of e prime; 1480 Welton, Inc. is a real estate company which owns certain of the Company's real estate interests; PSRI owns and manages permanent life insurance policies on certain past and present employees, the benefits from which are to provide future funding for general corporate purposes; PSCCC is a finance company that finances certain of the Company's current assets; Green and Clear Lakes Company owns water rights and storage facilities for water used at the Company's Georgetown Hydroelectric Station; and Natural Fuels sells compressed natural gas as a transportation fuel to retail markets, converts vehicles for natural gas usage, constructs fueling facilities and sells miscellaneous fueling facility equipment. The Company also holds a controlling interest in several other relatively small ditch and water companies whose capital requirements are not significant and which are not consolidated in the Company's financial statements or statistical data.

     Information regarding industry segments is set forth in Note 14. Segments of Business in Item 8. Financial Statements And Supplementary Data.

ELECTRIC OPERATIONS

     In the Company's IRP, which was approved by the CPUC in 1994 (see "Regulation and Rates - State Regulation - IRP - Electric"), and its IRP Annual Progress Report filed with the CPUC in October 1995, the Company proposes to use the following resources to meet its net dependable system capacity: 1) the Company's electric generating stations (see Electric Property in Item 2.
Properties); 2) purchases from other utilities and from QFs and IPPFs; 3) demand-side options and 4) new generation alternatives, including repowering Fort St. Vrain.

PEAK LOAD

     During 1996, net firm system peak demand for the Company and Cheyenne is estimated to be 4,187 Mw, assuming normal weather conditions. Net dependable system capacity is projected to be, after accounting for 68 Mw of demand-side options, 5,097 Mw (generating capacity of 3,313 Mw and firm purchases of 1,784
Mw) at the time of the anticipated 1996 system peak (summer season), resulting in a reserve margin of approximately 22%.

     The net firm system peak demand for the Company and Cheyenne for each of the last five years was as follows:

                                             1991    1992   1993    1994    1995
                                            -----   -----  -----   -----   -----

Net Firm System Peak Demand* (Mw)           3,568   3,757  3,869   3,972   4,248


______________

* Excludes station housepower, nonfirm electric furnace load and controlled interruptible loads (of which approximately 162 Mw, 156 Mw, 164 Mw, 160 Mw and 148 Mw in the years 1991-1995, respectively, was not interrupted at the time of the system peak).

    The net firm system peak demand for the Company and Cheyenne for the years 1991-1995 occurred in the summer. The net firm system peak demand for 1995, which occurred on August 11, 1995, was 4,248 Mw. At that time, the net dependable system capacity totaled 4,911 Mw (generating capacity of 3,186 Mw, together with firm purchases of 1,725 Mw), which represented a reserve margin of approximately 16%. Net dependable system capacity is the maximum net capacity available from both Company-owned generating units and purchase power contracts to meet the net firm system peak demand.

PURCHASED POWER

    The Company purchases capacity and energy from various regional utilities as well as QFs and an IPPF in order to meet the energy needs of its customers. Capacity, typically measured in Kws or Mws, is the measure of the rate at which a particular generating source produces electricity. Energy, typically measured in Kwhs or Mwhs, is a measure of the amount of electricity produced from a particular generating source over a period of time. Purchase power contracts typically provide for a charge for the capacity from a particular generating source, together with a charge for the associated energy actually purchased from such generating source. The Company and Cheyenne have contracted with the following sources for the firm purchase of capacity and energy at the time of the anticipated summer 1996 net firm system peak demand through the expiration of the contracts:

                                                                      Mw Contracted
                                                                     For at the Time
                                                                    of the Anticipated
                                                Generating         Summer 1996 Net Firm   Contract
Company                                           Source            System Peak Demand   Expiration
---------------------------------------  ------------------------  --------------------  -----------

Basin Electric Power Cooperative,        Laramie River Station
Agreements 1 and 2 (a) (b)               Units 2 and 3                        175          2016

PacifiCorp (c)                           PacifiCorp System                    134          2000

PacifiCorp (d)                           PacifiCorp Resource Pool             176          2011

Platte River Power Authority (a) (e)     Craig Units 1 and 2;                 197          2004
                                         Rawhide Unit 1

Tri-State                                                                     475          (f)
Agreements 1, 2, 3 and 4 (a) (f)         Laramie River Station
                                         Units 2 and 3;
                                         Craig Units 1, 2 and 3

Agreement 5 (a) (f)                      Laramie River Station
                                         Units 2 and 3;
                                         Craig Units 1, 2 and 3;
                                         Nucla Units 1, 2, 3 and 4

Various Owners (a)                       QFs & IPPF                           627          Various dates
                                                                        ---------
                                                                            1,784
                                                                        =========

 ____________
(a) These contracts are contingent upon the availability of the units listed as the generating source. These contracts are take and pay contracts. Based upon the terms of these agreements, if the capacity is available from these units, the Company is obligated to pay for capacity whether or not it takes any energy. However, the Company has historically satisfied the minimum energy requirements associated with these agreements and anticipates doing so in the future. Additionally, if these units are unavailable, the supplying company has no obligation to furnish capacity or energy and the capacity charge to the Company is reduced accordingly.

(b) The Company has entered into two agreements with Basin Electric Power Cooperative. The first agreement is for 100 Mw of capacity through March 31, 2016. The second agreement is for 75 Mw of summer season capacity through March 31, 2016 and 25 Mw of winter season capacity through March 31, 2010.

(c) The current Cheyenne contract originally expired April 1, 1997. However, a new Cheyenne contract was executed in 1995 with an effective date of January 1, 1997. As in the previous contract, the new contract calls for PacifiCorp to sell to Cheyenne the total electric capacity and energy requirements associated with the operation of Cheyenne's service area.

(d) The current agreement with PacifiCorp expires October 31, 2022. However, the agreement provides the Company the opportunity to exercise an irrevocable option to terminate the agreement on December 31, 2011, provided the Company gives notice to PacifiCorp no later than March 1, 2002.

(e) The amount of capacity to be made available for each summer and winter season is agreed upon prior to such season to the extent that Platte River Power Authority has excess capacity for such season.

(f) The Company has entered into five agreements with Tri-State. Agreements 1, 2 and 5 are contracts for 100 Mw each of capacity and expire in 2001, 2017 and 2011, respectively. Agreement 3 is a contract for 25 Mw of summer season capacity and 75 Mw of winter season capacity and expires in 2016. Agreement 4 expires in 2018 and the related capacity is for the following amounts: 1996 - 150 Mw, 1997 through 2000 - 200 Mw and 2001 through 2018 -
     250 Mw; however, either party may elect to reduce the Agreement 4 capacity by up to 50 Mw each year, except for 2001, effective in the year 1999. If the full 50 Mw reduction is taken each year, the capacity associated with Agreement 4 from 1999 on would be as follows: 1999 - 150 Mw, 2000 through 2001 - 100 Mw, 2002 - 50 Mw with no commitments thereafter. The Company has notified Tri-State of its intent to reduce the capacity associated with Agreement 4 to 150 Mw for 1999.

     See Note 9. Commitments and Contingencies-Purchase Requirements in Item 8. Financial Statements And Supplementary Data for information regarding the Company's financial commitments under these contracts. See Transmission and Distribution Property in Item 2. Properties for a discussion of the Company's interconnections with these sources.

     Based on present estimates, the Company and Cheyenne will purchase approximately 36% of the total electric system energy input for 1996, the same as in 1995. In addition, based on the capacity associated with the purchase power contracts described above, approximately 35% of the total net dependable system capacity for the estimated summer 1996 net firm system peak demand for the Company and Cheyenne will be provided by purchased power, compared to approximately 35% in 1995.

     In accordance with the Public Utility Regulatory Policies Act of 1978 ("PURPA"), the Company is obligated to purchase at "avoided cost" capacity and energy from QFs. The Company has had tariffs in effect since 1984 for these purchases.

     In December 1987, the CPUC issued an order imposing a moratorium during which the Company was no longer required to continue to execute additional QF contracts due to the fact that excess generating capacity would be created if additional contracts were executed. Although a comprehensive QF bidding procedure was adopted by the CPUC in 1988, which allowed the Company to purchase the most competitively priced QF power, all of the QF capacity purchased by the Company, including approximately 5 Mw of additional capacity scheduled to come on line in the future, is being purchased under contracts entered into prior to the adoption of such procedure. Based on the 1988 comprehensive QF bidding criteria, QFs could provide up to 20% of the Company's net firm system peak load. The CPUC has circulated proposed new rules that would supplant the 1988 comprehensive QF bidding criteria whereby long-term future resource needs would be selected through a competitive bidding process. In 1995, approximately 14% of the Company's summer net firm system peak demand was provided by QFs.

     In addition to long-term and QF and IPPF purchases, the Company also made short-term and non-firm purchases throughout the year to replace generation from Company owned units which were unavailable due to maintenance and unplanned outages, to provide the Company's reserve obligation to the Pool, to obtain energy at a lower cost than that which could be produced by higher-cost resource options, including Company-owned generation and/or long-term purchase power contracts, and for various other operating requirements. Short-term and non-firm purchases accounted for approximately 3% of the Company's total energy requirement in 1995.

     Based on current projections, the Company expects that purchased capacity will continue to meet a significant portion of system requirements at least for the remainder of the 1990s. Such purchases neither require the Company to make an investment nor afford the Company an opportunity to earn a return. Further discussion related to recovery of purchased capacity costs can be found in "Regulations and Rates - State Regulation - Electric and Gas Adjustment Clauses."

     The Company is a member of the Pool which is composed of members each of which owns and/or operates electric generation and/or transmission systems which are interconnected to one or more other member systems. The objective of the Pool is to provide capacity which is categorized as: 1) immediately accessible;
2) accessible within ten minutes; and 3) accessible within twelve hours, as required. As a result of membership in the Pool, the Company can supply and protect its electric system with less aggregate operating reserve capacity than otherwise would be necessary; emergency conditions can be met with less likelihood of curtailment or impairment of electric service; and generation and transmission facilities and interconnections can be used more efficiently and economically.

CONSTRUCTION PROGRAM

     At December 31, 1995, the Company and its subsidiaries estimated the cost of their total construction program, including AFDC, to be approximately $323 million in 1996, and approximately $308 million in both

1997 and 1998 (see Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations).

FORT ST. VRAIN

     See Note 2. Fort St. Vrain in Item 8. Financial Statements And Supplementary Data.

ELECTRIC FUEL SUPPLY

     The following table presents the delivered cost per million Btu of each category of fuel consumed by the system for electric generation of the Company and its utility subsidiaries during the years indicated, the percentage of total fuel requirements represented by each category of fuel and the weighted average cost of all fuels during such years:

                                             Weighted
                                              Average
                Coal*           Gas         All Fuels**
             -----------    ----------      -----------
             Cost $   %     Cost $  %        Cost $

1995......   0.992   99     1.521    1         0.998

1994......   1.038   99     2.069    1         1.053

1993......   1.078   98     2.319    2         1.097

1992......   1.091   99     2.065    1         1.105

1991......   1.176   98     1.991    2         1.198


  * The average cost per ton of coal, including freight, for years 1991 through 1995 shown above was $22.40, $21.14, $21.03, $20.57 and $19.06, respectively.

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

     Long-term contracts presently in existence provide for a substantial portion of future annual coal requirements for existing plants through 1997.
Any shortfall will be provided by purchases on the spot market. During the year ended December 31, 1995, the Company's coal requirements for existing plants were approximately 8,721,970 tons, a substantial portion of which was supplied pursuant to long-term supply contracts. Coal supply inventories at December 31, 1995 were approximately 55 days usage, based on the average peak burn rate for all the Company's coal-fired plants.

     The following table is a synopsis of the basic supply provisions of the existing long-term contracts, which provide a minimum delivery of approximately 86 million tons of low-sulfur coal over their remaining life (see Note 9. Commitments and Contingencies-Purchase Requirements in Item 8. Financial Statements And Supplementary Data ).


                                           MINIMUM              MAXIMUM        CONTRACT
                                           DELIVERY             DELIVERY        MAXIMUM
                                       PER CONTRACT YEAR   PER CONTRACT YEAR    SULFUR
COAL SUPPLIER AND DELIVERY YEAR            IN TONS              IN TONS         CONTENT
-------------------------------       ------------------   -----------------   ---------

Amax (1)
  1988 through Pawnee  2 completion..    3,960,000                        (2)      0.50%
  Pawnee 2 completion through 2013...    3,600,000                        (3)      0.50%

Colowyo Coal Company
  1992 through 2017..................       79,429  (4)               79,429       0.70%

Cyprus Coal Company
  1988 through 1997..................    1,700,000                 1,900,000       0.60%

Mountain Coal Company
  1993 through 2000..................      600,000  (5)              800,000       0.67%
Powderhorn Coal Company
  1995 through 1999..................      150,000                   350,000       0.69%

Seneca Coals, Ltd (6)
  1992 through 2004..................      439,800                        (7)      1.00%

Trapper Mining, Inc.
  1992 through 2014..................      189,108  (8)              189,108         (9)


(1) The contract term is completed upon delivery of 144,843,970 tons regardless of the year in which delivery is completed. From January 1, 1976 through December 31, 1995, 75,103,562 tons have been delivered.
(2)  Coal requirements of Comanche and Pawnee.
(3)  Coal requirements of Pawnee and Pawnee 2.
(4) The contract minimum quantity varies by year during the agreement from 79,429 tons in 1995 to 124,810 tons in 2017.
(5) The contract term is completed on December 31, 2000 or upon delivery of 3,200,000 tons. As of December 31, 1995, 1,583,587 tons have been delivered.
(6) The contract term is completed upon total delivery of 31,250,000 tons to Hayden from and after January 1, 1983. As of December 31, 1995, 19,039,334 tons have been delivered. Delivery is expected to be completed in the year 2004.
(7)  Coal requirements of Hayden.
(8) The contract minimum quantity varies by year during the agreement from 189,108 tons in 1995 to 140,621 tons in 2014.
(9)  Not specified in the contract.

     Each coal contract contains adjustment clauses which permit periodic price increases or decreases. See Note 9. Commitments and Contingencies - Purchase Requirements in Item 8. Financial Statements And Supplementary Data for information regarding the Company's financial commitments under these contracts as well as coal transportation contracts.

NATURAL GAS AND FUEL OIL

     The Company uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers. Natural gas supplies for the Company's power plants are procured under short-term contracts on a competitive basis to provide an adequate supply of fuel.

NATURAL GAS OPERATIONS

     During the period 1991-1995, the PSCo Gas Companies experienced growth in the number of commercial and residential customers ranging from 1.3% to 3.1% annually. Since 1991, commercial and residential gas volumes sold have averaged
152.7 Bcf annually, while industrial volumes sold have declined from 2.5 Bcf in 1991 to 0.05 Bcf in 1995. The growth of commercial and residential sales has been moderate to strong due primarily to economic conditions in Colorado and Wyoming. Industrial sales have declined primarily because a majority of industrial customers have switched to purchasing gas directly from suppliers. In most cases, the PSCo Gas Companies transport gas from the suppliers to such industrial customers through the PSCo Gas Companies' transmission and distribution facilities. Fees for this transportation service, which are paid by these industrial customers, substantially offset the effect on net income of the revenue loss from decreased sales of gas to these industrial customers. During 1995, transportation services of the PSCo Gas Companies generated revenues of $23.8 million compared to $23.5 million in 1994 and $23.2 million in 1993.

  The Company recognizes that the divestiture of its existing gas business or certain non-utility ventures is a possibility under the new registered holding company structure proposed as part of the merger with SPS (see Note 3. Merger in Item 8. Financial Statements And Supplementary Data), but is seeking approval from the SEC to maintain these businesses. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. Additionally, in the event that divestiture of the gas business is required, the Company will pursue an alternative corporate organizational structure that will permit retention of the gas business.

GAS SUPPLY

     The PSCo Gas Companies have attempted to maintain low cost, reliable gas supplies by optimizing the balance between long- and short-term gas purchase contracts. During 1995, the PSCo Gas Companies purchased 137.0 Bcf (at 14.65 pounds per square inch) from approximately 77 suppliers, including the following major suppliers: Interstate (38.2 Bcf); Amoco (10.5 Bcf); Barrett Resources (5.9 Bcf); Coastal Gas Marketing (5.3 Bcf); and KN Gas Supply Services, Inc. (5.1 Bcf). In 1995, the average delivered cost per Mcf for the PSCo Gas Companies was $2.31 compared to $2.86 per Mcf in 1994 and $2.82 per Mcf in 1993.

     As indicated above, Interstate was the largest supplier to the PSCo Gas Companies in 1995. During 1993, the PSCo Gas Companies entered into two non-regulated supply agreements, as allowed under FERC Order 636. Under the agreement with Interstate, which covers the period from October 1, 1993 through September 30, 1996, the annual quantities to be purchased declined from 44 Bcf in the first year to 33 Bcf in the second year and are declining to 22 Bcf in the third year. Under the agreement with KN Gas Supply Services, Inc., which covers the period from September 1, 1993 through August 31, 1996, the annual quantities to be purchased are fixed at 4 Bcf. The Company is in the process of evaluating its future gas contract requirements and related opportunities.

     This continued purchase of gas quantities from Interstate and KN Gas Supply Services, Inc. will eliminate any Gas Supply Realignment costs otherwise applicable under FERC Order 636. See Note 9. Commitments and Contingencies - Purchase Requirements in Item 8. Financial Statements And Supplementary Data for information regarding the Company's financial commitments under these contracts.

YGSC

     On June 27, 1995, the Company purchased all the outstanding common stock of YGSC. YGSC, as a general partner, owns a 47.5% interest in Young Storage, a partnership between YGSC, CIG Gas Storage Company (a 47.5% general partner), and the City of Colorado Springs Department of Public Utilities (a 5% limited partner). Young Storage owns and operates an underground gas storage facility in northeastern Colorado. The Young Storage facility, when fully developed by 1998, will have a maximum working gas capacity of 5.3 Bcf and a maximum daily deliverability of 200,000 Mcf. Effective February 1, 1996, the outstanding common stock of YGSC was transferred to e prime.

     On September 13, 1993, the Company signed a thirty year contract with Young Storage for natural gas storage services with a maximum available capacity of
4.77 Bcf and a maximum daily injection/withdrawal capacity of 180,000 Mcf per day. The remainder of the storage capacity has been contracted by the City of Colorado Springs. Young Storage is subject to FERC regulation.

WGI

     WGI is engaged in transporting gas to Cheyenne, Wyoming via a thirteen mile connecting pipeline between Chalk Bluffs, Colorado and Cheyenne, Wyoming. Gas transportation volumes were approximately 3.1 Bcf for 1995.

WGT

     WGT held a one-third interest in the TransColorado Project, a partnership for developing a pipeline to transport natural gas out of western Colorado and the Rocky Mountain Regions into major western and midwestern markets. On September 25, 1995, WGT sold its interest in the TransColorado Project to El Paso Natural Gas Co at book value. WGT was dissolved effective December 1, 1995. (See Note 4. Divestiture of Nonutility Assets - WestGas TransColorado, Inc. in
Item 8. Financial Statements And Supplementary Data.)

FUELCO

     Fuelco has been engaged principally in the exploration for, and the development and production of, natural gas and crude oil. Fuelco also marketed and brokered natural gas to re-marketers and directly to end users. As part of the Company's strategy to focus its efforts on its core electric and gas businesses, during 1994 and 1993, the Company disposed of certain assets related to the Company's investment in Fuelco and its wholly-owned subsidiary, Synhytech. The Company is pursuing the divestiture of Fuelco's remaining assets, which is expected to be completed in 1996 (see Note 4. Divestiture of Nonutility Assets - Fuel Resources Development Co. in Item 8. Financial Statements And Supplementary Data).

E PRIME

     e prime is engaged or intends to engage in energy related activities and the provision of consumer services which include, but are not limited to, electric and gas brokering and marketing, energy consulting and project development services and information processing and other technology based services. e prime has filed an application with the FERC requesting all requisite approvals and waivers to act as a power marketer.

REGULATION AND RATES

     The Company is subject to the jurisdiction of the CPUC with respect to its facilities, rates, accounts, services and issuance of securities. Cheyenne is subject to the jurisdiction of the WPSC. The Company is subject to the jurisdiction of the DOE through the FERC with respect to its wholesale electric operations and accounting practices and policies. The Company is also subject to the jurisdiction of the NRC with respect to the decommissioning of Fort St. Vrain. Although the Company is a "holding company" under the PUHCA, it has filed an annual exemption statement pursuant to Rule 2 of the SEC under that Act and is, therefore, currently exempt from all of the provisions of such Act and the Rules thereunder, except Section 9(a)(2) thereof. Such exemption is subject to termination under Rule 6 of PUHCA. On January 30, 1996, as part of the merger of the Company with SPS, NCE filed its application with the SEC to be a registered public utility holding company, which would subject the Company and its subsidiaries to regulation under PUHCA. The Company holds a FERC certificate which allows it to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act, the Natural Gas Policy Act of 1978 and FERC Order Nos. 436 and 500 without the Company becoming subject to full FERC jurisdiction. WGI holds a FERC certificate which allows it to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act. WGI is subject to FERC jurisdiction.

1995 Merger Rate Filings

    In connection with the merger with SPS, on November 9, 1995, the Company filed comprehensive proposals with the CPUC, the FERC and the WPSC to obtain approval from such regulatory agencies. The CPUC proposal included, among other things, implementing an electric rate moratorium for five years, allowing for the sharing of earnings in excess of 12.5% return on equity (determined by utilizing the combined operations of the electric, gas and steam departments) on a 50/50 basis between shareholders and customers, retaining the Company's ECA, GCA, and QFCCA mechanisms, implementing quality of service measures and recovering costs incurred in connection with the merger (see Note 3. Merger in Item 8 Financial Statements And Supplementary Data). The quality of service measures included in the CPUC proposal relate to the following four areas: 1) customer complaints, 2) phone response time to customer inquiries, 3) response time to customer-initiated gas odor complaints, and 4) electric service availability. In the event that the Company does not meet the proposed quality of service measures, earnings may be reduced by up to $4 million on an annual basis. Additionally, the proposed sharing of earnings in excess of 12.5% return on equity would supersede the QFCCA earnings test discussed below. The CPUC has scheduled hearings on this matter for July and August 1996. The FERC and WPSC have not yet scheduled any proceedings related to the proposed merger. However, during January 1996, the FERC issued a Notice of Inquiry concerning its merger policy under the Federal Power Act to determine whether the criteria and policies for evaluating mergers need to be revised.

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

     With respect to the QFCCA, the CPUC issued a final decision in January 1996 which required the following: 1) an earnings test be implemented with a 50/50 sharing between the ratepayers and shareholders of earnings in excess of 11%, the Company's authorized rate of return on regulated common equity; 2) the calculation will be based on the Company's electric department earnings only; and 3) implementation will be on a prospective basis effective October 1, 1996, utilizing a test period for the prior twelve months ended June 30, 1996, unless superseded by a CPUC decision prior to the effective date. The Company intends to address this issue in connection with the merger rate filing discussed above.

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

     During 1994, the CPUC initiated proceedings for reviewing the justness and reasonableness of GCA and ECA mechanisms used by gas and electric utilities within its jurisdiction. On April 14, 1995, the CPUC issued a final order which retained the GCA with no modifications and closed its investigation of the GCA mechanism.

With respect to the ECA, in compliance with an order issued by the CPUC in March 1995, the Company completed a filing in September 1995 requesting the CPUC to open a docket to investigate its ECA. The CPUC opened a docket to review whether the ECA should be maintained in its present form, altered or eliminated. On January 8, 1996, the CPUC combined this docket with the merger docket discussed above.

Incentive Regulation and Demand Side Management

     The Company, in a collaborative process with public interest groups, consumers and industry, has developed DSM programs (programs designed to reduce peak electricity demand, shift on-peak demand to off-peak hours and provide for more efficient operation of the electric generation system), including incentive and cost recovery mechanisms. The CPUC approved the programs in 1993 along with a schedule to be implemented over a three-year period. Effective July 1, 1993, the Company implemented a DSMCA clause which permits it to recover deferred DSM costs over seven years while non-labor incremental expenses, carrying costs associated with deferred DSM costs and certain incentives associated with the approved DSM programs are recovered on an annual basis.

     The CPUC subsequently opened a separate docket to investigate issues involving alternative annual revenue reconciliation mechanisms and incentive mechanisms related to the Company's DSM programs. The investigation was completed in 1995 and a final order issued. The major provisions of the final order, effective December 27, 1995, included: 1) not to proceed with any of the proposed mechanisms; 2) to reduce the recovery period for certain costs of the Company's DSM programs from seven to five years for expenditures made on or after January 1, 1995; 3) not to establish DSM targets for 1997 and 1998; 4) not to adopt a penalty for failure to achieve DSM targets; and 5) to approve the Company's proposal to forego incentive payments for DSM programs.

     Under a separate CPUC order issued in December 1992, the Company has implemented a Low-Income Energy Assistance Program. The costs of this energy conservation and weatherization program for low-income customers are recoverable through the DSMCA.

     In addition, on June 8, 1994, the CPUC approved the recovery of certain "energy efficiency credits" from retail jurisdiction customers through the DSMCA (see Note 9. Commitments and Contingencies - Regulatory Matters in Item 8. Financial Statements And Supplementary Data).

1993 Rate Case

     In November 1993, the CPUC issued its final written decision regarding the Company's 1993 rate case, authorizing the Company to earn a return on regulated common equity of 11% and an annual rate of return on regulated rate base of 9.4%, lowering the Company's annual base rate revenue requirement by approximately $5.2 million (a $13.1 million electric revenue decrease partially offset by a $7.1 million gas revenue increase and a $0.8 million steam revenue increase). The new rates became effective December 1, 1993.

     The Phase II proceedings of the 1993 Rate Case addressed cost allocation issues and specific rate changes for the various customer classes based on the results of the Phase I decision. The CPUC approved a settlement agreement related to gas rates and the new gas rates were implemented effective October 1, 1995. A final CPUC decision on rehearing, reargument and reconsideration for the Phase II proceedings related to electric rates was issued in February 1996 with new rates expected to be effective in early 1996.

IRP - Electric

     The Company filed its first IRP pursuant to the Electric Integrated Resource Planning Rules of the CPUC in October 1993. It was subsequently approved in 1994. The Company's IRP described the mix of resources to be utilized and/or acquired by the Company for the following three years, including the repowering of Fort St. Vrain as a gas fired combined cycle steam plant (see
Note 2. Fort St. Vrain in Item 8. Financial Statements And Supplementary Data). In addition, certain DSM measures were identified and programs implemented which are intended to reduce the amount of additional capacity required to be supplied by the Company in the future (see "Electric Operations"). The Company's next IRP is scheduled to be filed with the CPUC in October 1996.

WPSC

     In June 1993, Cheyenne filed gas and electric IRPs with the WPSC pursuant to a settlement agreement. The WPSC has not formally acted on these filings.

     The WPSC has approved adjustment mechanisms for Cheyenne which are similar to the Company's ECA and GCA.

FEDERAL ENERGY REGULATORY COMMISSION

    On March 29, 1995, the FERC issued a NOPR on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities and a supplemental NOPR on Recovery of Stranded Costs.

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

    On June 26, 1995, the Company filed transmission tariffs with the FERC that are intended to meet the comparability of service requirements as set out in the NOPR ("PSCo Tariffs"). Concurrently with the comparability filing, e prime, a non-regulated energy services subsidiary of the Company, filed a power marketer application with the FERC. Subsequently on August 18, 1995, Cheyenne filed transmission tariffs with the FERC that are intended to meet the NOPR comparability of service requirements ("Cheyenne Tariffs"). In an order issued on October 13, 1995, the FERC accepted the PSCo Tariffs and the Cheyenne Tariffs, subject to modification based on the outcome of the NOPR proceeding, effective as of August 25, 1995. It is anticipated a final rule, which could be modified from the current proposal, could take effect in 1996. The FERC also set the rates in the PSCo Tariffs and Cheyenne Tariffs for hearing. On January 24, 1996, e prime filed with the FERC an amended power marketer application. On January 26, 1996, PSCo and Cheyenne filed revised tariffs containing terms and conditions conforming to the FERC's pro forma tariffs as set out in the NOPR.

     The Company filed a rate case with the FERC on December 29, 1995, requesting a slight overall rate increase (less than 1%) from its wholesale electric customers. This filing, among other things, requested approval for recovery of OPEB costs under SFAS 106, postemployment benefit costs under SFAS 112 and new depreciation rates based on the Company's most recent depreciation study.

ENVIRONMENTAL MATTERS

     See Note 9.  Commitments and Contingencies - Environmental Issues in Item
8. Financial Statements And Supplementary Data for a discussion of the impact on the Company of environmental site clean-up, the Clean Air Act Amendments of 1990 and other environmental matters not discussed below.

     At December 31, 1995, the estimated 1996, 1997 and 1998 expenditures for environmental air and water emission control facilities were $8.8 million, $23.1 million and $23.4 million, respectively. These figures include estimated expenditures to install SO2 and NOx reduction equipment for the years 1996, 1997 and 1998 of $2.4 million, $5.1 million and $12.8 million, respectively.

     The Metro Denver Brown Cloud II Study, designed to investigate the formation of secondary particulates in the Denver metropolitan area, began in July 1990 and the results were released in December 1993. The study was inconclusive and did not offer any policy recommendations. As a result, the study will not impact the Company's current programs to reduce SO2 and NOx emissions. However, the Metro area brown cloud continues to be of concern and the Company is participating in the Metro Area Brown Cloud III Study.

     The Company continues to research and implement various SO2 and NOx emissions reduction projects, including two CCT3 projects. The CCT3 projects are part of a larger DOE Clean Coal Program, which co-funds developing technologies aimed at more efficient and environmentally acceptable methods of burning coal. Research and implementation continues on the two CCT3 projects, which involve Arapahoe Unit 4 and Cherokee Unit 3. Testing at Cherokee Unit 3 was completed in 1995 and testing at the Arapahoe Unit 4 has been extended and is expected to be completed in July 1996.

     The Mount Zirkel Wilderness Area Reasonable Attribution Study, which is designed to ascertain the contribution of various emission sources to visibility impairment in the Mount Zirkel Wilderness Area began in 1994. The Company is a participant in the Hayden and Craig generating stations, in the nearby Yampa Valley. Additionally, as a result of certain litigation among the joint owners of the Hayden facility and a conservation organization (see Note 9. Commitments and Contingencies - Environmental Issues in Item 8. Financial Statements And Supplementary Data) a settlement is expected to be achieved in the near-term which the Company believes will result in a requirement to install certain additional pollution control equipment at the plant.

     Pursuant to the requirements of the Federal Clean Water Act, as amended, and the Colorado Water Quality Control Act and regulations issued thereunder, the Company receives National Pollution Discharge Elimination System permits to discharge effluents into various streams and waters of the State of Colorado for each of its generating stations. These permits, which have a five-year life, are issued by the CWQCD, but are subject to review by the EPA. The Company believes it is presently in compliance with such discharge permits.

     Renewed wastewater discharge permits have been issued for: 1) Fort St. Vrain, effective May 1, 1993; 2) Cherokee, effective July 1, 1993; 3) Zuni, effective August 1, 1993; 4) Hayden, effective August 1, 1994; 5) Valmont, effective October 1, 1994; 6) Arapahoe, effective December 1, 1994 and 7) Cameo, effective December 1, 1994. Permit renewal applications were submitted for the Comanche generating station and Leyden Gas Storage prior to the expiration of their existing permits. All discharge permits that are not renewed by the CWQCD prior to their expiration date automatically receive an administrative extension pending the issuance of a final permit.

     The Company has completed the preparation of applications for Operating Permits as required by Title IV of the 1990 Clean Air Act Amendments. Permits were submitted to the state health department to meet 1995 submittal deadlines.

     Environmental regulations at the Federal, state and local levels, including the Clean Air Act Amendments of 1990, some of which are discussed in Note 8. Commitments and Contingencies - Environmental Issues in Item 8. Financial Statements And Supplementary Data, are expected to have a continuing impact on the Company's operations. The Company continues to strive to achieve compliance with all environmental regulations currently applicable to its operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, generally, what effect future laws or regulations may have upon the Company's operations.

COMPETITION

INDUSTRY OUTLOOK

     Unprecedented change has begun to occur in the electric utility industry nationwide, furthering the development of a competitive environment. In general, the economics of the electric generation business have fundamentally changed with open transmission access and the increased availability of electric supply alternatives. Such alternatives will ultimately serve to lower customer prices, particularly in areas where only higher cost energy is currently provided. Customer demands for lower prices and supplier choices, coupled with the availability of alternative supplies (IPPFs, QFs, EWGs and power marketers), have created significant pressure for open access to the utility transmission grid and the creation of a commodity market for bulk electric supply. The EPAct directly addressed this issue by giving the FERC the authority to require utilities to provide non-discriminatory open access to the transmission grid for purposes of providing wholesale customers with direct access. In response to such authority, in 1995, the FERC issued a NOPR on Open Access Non-Discriminatory Transmission Services by Public Utilities and a supplemental NOPR on the Recovery of Stranded Costs (together, the "FERC Mega NOPR").
Furthermore, an increasing number of states have recently begun to evaluate or pursue regulatory reform in an effort to proactively respond to this changing business environment and address the issue of retail wheeling.

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

     The SEC has also responded to increasing competition in the utility industry, changes in state and federal utility regulation, and changes in federal securities laws and securities markets. In June 1995, the SEC issued its report which focused on both legislative and administrative options for the reform of public utility holding company regulation. The report presented three possible recommendations for legislative reform of PUHCA: 1) conditional repeal of PUHCA, 2) unconditional repeal of PUHCA, and 3) PUHCA remains unmodified, but grants the SEC broader exemptive authority under PUHCA. Any changes in regulation will be determined by Congress.

     Further discussion can be found in Item 7. Management's Discussion and Analysis Of Financial Condition and Results Of Operations.

STATE REGULATORY ENVIRONMENT

     Colorado law permits the CPUC to authorize rates negotiated with individual electric and gas customers which have threatened to discontinue using the services of the Company, so long as the CPUC finds that such authorization: 1) in the case of electric rates, will not affect adversely the Company's remaining customers and 2) in the case of gas rates, will not affect the Company's remaining customers as adversely as would the alternative. In response to the increasingly competitive operating environment for utilities, the regulatory climate also is changing. The Company continues to participate in regulatory proceedings which could change or impact current regulation. The Company believes it will continue to be subject to rate regulation that will allow for the recovery of all of its deferred costs (see Note 1. Summary of Significant Accounting Policies - Business and Regulation - Regulatory Assets and Liabilities and Note 9. Commitments and Contingencies - Regulatory Matters in
Item 8. Financial Statements And Supplementary Data).

ELECTRIC

     The wholesale electric business faces increasing competition in the supply of bulk power due to provisions of the EPAct and Federal and state initiatives with respect to providing open access to utility transmission systems. Since 1992, the Company has had a FERC-approved transmission tariff, which provides for open access, with certain limitations. In response to the FERC Mega NOPR, the Company and Cheyenne have filed tariffs containing terms and conditions conforming to the FERC's pro forma tariffs as set out in the FERC Mega NOPR.
The Company does not anticipate that these provisions will have a material impact on its operations in the near-term. For 1995, the Company's wholesale revenues totaled approximately 9% of total electric revenues. A substantial portion of these revenues related to firm sales contracts, which are expected to continue at current levels for a minimum of 11 years.

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

FRANCHISES

     The Company and its subsidiaries held nonexclusive franchises to provide electric or gas service or both services in 119 incorporated cities and towns at December 31, 1995. These franchises consist of 68 combined gas and electric service franchises, 28 electric service franchises and 23 gas service franchises. The Company is currently providing gas and electric service to one previously franchised municipality while a new franchise is being negotiated.
In 1996, the Company expects to renegotiate two additional franchise agreements which will be expiring. The Company's franchise with the City of Denver will expire in 2006. The Company and its subsidiaries supply electric or gas service or both services in about 114 unincorporated communities in which franchises are not required.

EMPLOYEES AND UNION CONTRACTS

     The number of employees of the Company and its subsidiaries decreased from 5,160 at December 31, 1994 to 4,776 at December 31, 1995. The primary reason for the decrease was the outsourcing of approximately 370 positions as part of a ten-year agreement with ISSC, a subsidiary of IBM, to manage most of the Company's information technology systems and network infrastructure. Approximately, 2,150 employees, or 45% of the

Company's total workforce, are represented by the International Brotherhood of Electrical Workers, Local 111. The number of employees covered by collective bargaining agreements at December 31, 1995 approximated 2,340.

     In early December 1995, the Company's contracts with the International Brotherhood of Electrical Workers, Local 111 expired. Previously, an arbitrator had rejected the Company's attempt to cancel the contract. The parties have been unable to reach agreement through the negotiation process and, as a result, will enter binding arbitration on March 20, 1996, as required under the provisions of the contracts. Contract provisions will be determined as part of the binding arbitration process including the length of the contract extension and wages.
In addition, the International Brotherhood of Electrical Workers, Local 111 has filed a grievance relating to the employment of certain non-union personnel to perform services for the Company, which matter is currently in arbitration.

RESEARCH AND DEVELOPMENT

     The Company and its utility subsidiaries spent approximately $3.6 million in 1995, $3.8 million in 1994 and $4.3 million in 1993 on research and development. The major portion of those expenditures went to utility associations which engage in research projects to benefit the electric and gas industries as a whole. The balance of the expenditures went for smaller internal and external projects dealing with such areas as pollution control and alternative fuels research.

                  CONSOLIDATED ELECTRIC OPERATING STATISTICS

                                                                               YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------------------------------
                                                              1995         1994         1993         1992         1991
                                                           -----------  -----------  -----------  -----------  -----------
Energy Generated, Received, & Sold (Thousands of Kwh):
Net Generated:
 Steam, Fossil...........................................   16,053,928   15,949,980   15,470,247   14,972,688   13,164,941
 Combustion Turbine......................................        5,251       41,705       39,228       47,194        7,643
 Pumped Storage..........................................       68,400      126,721      118,593       79,609       68,988
 Hydro...................................................      208,104      176,264      198,272      175,010      147,686
                                                           -----------  -----------  -----------  -----------  -----------
   Total Net Generation..................................   16,335,683   16,294,670   15,826,340   15,274,501   13,389,258
 Energy Used for Pumping.................................      109,632      201,744      185,850      126,266      111,008
                                                           -----------  -----------  -----------  -----------  -----------
   Total Net System Input................................   16,226,051   16,092,926   15,640,490   15,148,235   13,278,250
Purchased Power and Net Interchange......................    9,794,968    9,653,067    9,631,982    8,663,339    8,738,907
                                                           -----------  -----------  -----------  -----------  -----------

   Total System Input....................................   26,021,019   25,745,993   25,272,472   23,811,574   22,017,157
 Used by Company.........................................       64,885       66,348       60,396       64,125       71,506
 Other(1)................................................    1,526,358    1,670,591    2,001,832    1,932,333    1,493,291
                                                           -----------  -----------  -----------  -----------  -----------
   Total Energy Sold.....................................   24,429,776   24,009,054   23,210,244   21,815,116   20,452,360
                                                           ===========  ===========  ===========  ===========  ===========
Electric Sales (Thousands of Kwh)(2):
 Residential.............................................    6,281,911    6,119,914    5,969,529    5,747,048    5,699,374
 Commercial..............................................    9,284,577    8,931,962   10,797,272   10,350,155   10,307,829
 Industrial..............................................    5,747,534    5,726,837    3,289,501    3,375,638    3,334,405
 Public Authorities......................................      188,363      187,939      186,397      187,500      184,315
 Other Utilities(3)......................................    2,927,391    3,042,402    2,967,545    2,154,775      926,437
                                                           -----------  -----------  -----------  -----------  -----------
   Total Energy Sold.....................................   24,429,776   24,009,054   23,210,244   21,815,116   20,452,360
                                                           ===========  ===========  ===========  ===========  ===========
Number of Customers at End of Period(2):
 Residential.............................................      936,759      913,582      898,752      894,217      880,676
 Commercial..............................................      123,277      120,886      120,317      120,198      119,118
 Industrial..............................................          378          384          157          194          179
 Public Authorities......................................       79,154       77,842       76,476          647          660
 Other Utilities(3)......................................           17           18           20           34           29
                                                           -----------  -----------  -----------  -----------  -----------
    Total Customers......................................    1,139,585    1,112,712    1,095,722    1,015,290    1,000,662
                                                           ===========  ===========  ===========  ===========  ===========
Electric Revenues (Thousands of Dollars)(2):
 Residential.............................................  $   477,740  $   453,614  $   433,521  $   413,655  $   403,095
 Commercial..............................................      552,905      519,340      602,187      572,780      568,588
 Industrial..............................................      257,189      252,552      142,146      148,951      147,997
 Public Authorities......................................       23,029       21,950       20,828       20,221       19,256
 Other Utilities (3).....................................      114,514      120,238      116,937       80,290       35,480
 Other Electric Revenues.................................       23,719       32,142       21,434       24,872        6,085
                                                           -----------  -----------  -----------  -----------  -----------
   Total Electric Revenues...............................  $ 1,449,096  $ 1,399,836  $ 1,337,053  $ 1,260,769  $ 1,180,501
                                                           ===========  ===========  ===========  ===========  ===========
Average Annual Kwh Sales per Residential Customer........        6,794        6,770        6,717        6,533        6,563
Average Annual Revenue per Residential Customer..........      $516.70      $501.82      $487.81      $470.26      $464.17
Average Residential Revenue per Kwh......................         7.61c        7.41c        7.26c        7.20c        7.07c
Average Commercial Revenue per Kwh.......................         5.96c        5.81c        5.58c        5.53c        5.52c
Average Industrial Revenue per Kwh.......................         4.47c        4.41c        4.32c        4.41c        4.44c
Average Other Utilities Revenue per Kwh..................         3.91c        3.95c        3.94c        3.73c        3.83c

-------------------------
(1)  Primarily includes net distribution and transmission line losses.
(2)  Comparison of energy sales, customers and electric revenues between periods is impacted by: 1) a change in criteria for counting customers resulting from the implementation of a new customer information system during 1993, and 2) effective January 1, 1994, a reclassification to include large commercial customers (>1,000 Kw demand) within the industrial category, to be consistent with recommended utility industry guidelines.
(3) Includes sales to four additional wholesale customers, resulting from the April 1992 Colorado-Ute asset acquisition.

                     CONSOLIDATED GAS OPERATING STATISTICS

                                                                       YEAR ENDED DECEMBER 31,
                                                          -------------------------------------------------
                                                            1995      1994      1993       1992      1991
                                                          --------  --------  ---------  --------  --------
Natural Gas Purchased and Sold (Thousands of Mcf)(1):
 Purchased from Interstate..............................    45,248    53,337    64,494     69,309    68,398
 Purchased from Others..................................   118,431   104,102   103,609     92,302    96,358
 Purchased for e prime Marketing........................       277         -         -          -         -
                                                          --------  --------  --------   --------  --------
    Total Purchased.....................................   163,956   157,439   168,103    161,611   164,756
 Company Use............................................     1,555     2,817     2,750      3,041     2,262
 Other(2)...............................................     6,616     4,515    (2,111)     7,070     2,628
                                                          --------  --------  --------   --------  --------
   Total Gas Sold.......................................   155,785   150,107   167,464    151,500   159,866
                                                          ========  ========  ========   ========  ========
Gas Deliveries (Thousands of Mcf)(1):
 Residential............................................    96,126    92,036    98,350     87,560    91,807
 Commercial.............................................    59,250    57,366    62,193     57,321    61,266
 Industrial.............................................        48       118     1,097      1,772     2,468
 Public Authorities.....................................         -         -        88        141       134
 Other Utilities........................................       361       587     5,736      4,706     4,191
                                                          --------  --------  --------   --------  --------
    Total Gas Sold......................................   155,785   150,107   167,464    151,500   159,866
 Transported Gas........................................    88,543    78,194    71,922     60,404    54,214
 Gathered and Processed Gas(3)..........................     1,627    29,889    42,010     33,052    18,622
                                                          --------  --------  --------   --------  --------
   Total Deliveries.....................................   245,955   258,190   281,396    244,956   232,702
                                                          ========  ========  ========   ========  ========
Number of Customers at End of Period:
 Residential............................................   872,777   845,464   820,521    808,722   792,646
 Commercial.............................................    89,033    87,077    86,202     85,954    85,317
 Industrial.............................................         3        26        25        237       331
 Public Authorities.....................................         -         -         -          1         1
 Other Utilities........................................         -         8         8          8         9
                                                          --------  --------  --------   --------  --------
   Total................................................   961,813   932,575   906,756    894,922   878,304
 Transported Gas and Other..............................       952       786       619        416       275
                                                          --------  --------  --------   --------  --------
   Total Customers......................................   962,765   933,361   907,375    895,338   878,579
                                                          ========  ========  ========   ========  ========
Gas Revenues (Thousands of Dollars):
 Residential............................................  $383,719  $375,406  $366,445   $329,406  $343,692
 Commercial.............................................   200,490   202,873   201,693    185,851   198,160
 Industrial.............................................       223       438     2,887      5,213     7,765
 Public Authorities.....................................         -         -       240        302       371
 Other Utilities........................................     4,961     7,319    13,966     10,099     9,198
 Transported Gas........................................    23,769    23,495    23,176     20,638    18,966
 Gathered and Processed Gas.............................       443     8,335    10,575      8,023     5,465
 Other Gas Revenues.....................................    10,980     7,056     9,342      9,354     3,992
                                                          --------  --------  --------   --------  --------
    Total Gas Revenues..................................  $624,585  $624,922  $628,324   $568,886  $587,609
                                                          ========  ========  ========   ========  ========
Average Annual Mcf  Sales per Residential Customer......    111.87    110.59    120.85      109.5     116.8
Average Annual Revenue per Residential Customer.........   $446.58   $451.09   $450.29    $411.94   $437.40
Average Residential Revenue per Mcf.....................    $3.992    $4.079    $3.726     $3.762    $3.744
Average Commercial Revenue per Mcf......................    $3.384    $3.536    $3.243     $3.242    $3.234
Average Transport Gas Revenue per Mcf...................    $0.268    $0.300    $0.322     $0.342    $0.350

-------------------------
(1)  Volumes are reported at local pressure base.
(2) Primarily includes distribution and transmission line losses and net changes to gas in storage.
(3) In August 1994, the Company sold its investment in WGG which resulted in the decline in gathered and processed gas deliveries.

                                    MAP OF
                            ELECTRIC TRANSMISSION
                             INTERCONNECTED SYSTEM
                                 APPEARS HERE

ITEM 2.  PROPERTIES

ELECTRIC PROPERTY

     The electric generating stations of the Company and its subsidiaries expected to be available at the time of the anticipated 1996 net firm system peak demand during the summer season are as follows:

                                                                               Net Dependable
                                                                                  Capacity
                                                      Installed                     (Mw)
                                                        Gross              at Time of Anticipated        Major
                 Name of Station                      Capacity              1996 Net Firm System         Fuel
                  and Location                           (Mw)                   Peak Demand*            Source
             ------------------------              ---------------         -----------------------      -------
Steam:
       Arapahoe-Denver...........................           262.00                         246.00        Coal
       Cameo-near Grand Junction.................            77.00                          72.70        Coal
       Cherokee-Denver...........................           784.00                         723.00        Coal
       Comanche-near Pueblo......................           725.00                         660.00        Coal
       Craig-near Craig..........................            86.90  (a)                     83.20        Coal
       Fort St. Vrain - near Platteville.........           130.00  (b)                    126.00         Gas
       Hayden-near Hayden........................           259.47  (c)                    236.90        Coal
       Pawnee-near Brush.........................           530.00                         495.00        Coal
       Valmont-near Boulder (Unit 5).............           188.00                         178.00        Coal
       Zuni-Denver...............................           115.00                         107.00       Gas/Oil
                                                          --------                       --------
         Total...................................         3,157.37                       2,927.80

Combustion turbines (6 units-various locations)..           209.00                         171.00         Gas
Hydro (14 units-various locations) (d)...........            53.35                          36.55  (e)   Hydro
Cabin Creek Pumped Storage-near Georgetown.......           324.00  (f)                    162.00        Hydro
Diesel generators (7 units-various locations)....            15.50                          15.50         Oil
                                                          --------                       --------
         Total...................................         3,759.22                       3,312.85
                                                          ========                       ========

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

(b)  It is anticipated that Phase 1A will come on-line in May 1996.

(c) The gross maximum capability of Hayden Units No. 1 and No. 2 is 202.01 Mw and 285.96 Mw, respectively, of which the Company has a 75.5% and 37.4% undivided ownership interest, respectively.

(d) Includes one station (two units) not owned by the Company but operated under contract.

(e) Seasonal Hydro Plant net dependable capabilities are based upon average water conditions and limitations for each particular season. The individual plant seasonal capabilities are sometimes limited by less than design water flow.

(f)  Capability at maximum load.

NUCLEAR PROPERTY

     Fort St. Vrain, near Platteville, the Company's only previous nuclear generating station, ceased operations on August 29, 1989 (see Note 2. Fort St. Vrain in Item 8. Financial Statements And Supplementary Data) and is in the process of being repowered as a gas fired electric generating station.

TRANSMISSION AND DISTRIBUTION PROPERTY

     On December 31, 1995, the Company's transmission system consisted of approximately 112 circuit miles of 345 Kv overhead lines; 1,864 circuit miles of 230 Kv overhead lines; 15 circuit miles of 230 Kv underground lines; 65 circuit miles of 138 Kv overhead lines; 996 circuit miles of 115 Kv overhead lines; 20 circuit miles of 115 Kv underground lines; 344 circuit miles of 69 Kv overhead lines; 143 circuit miles of 44 Kv overhead lines; and 1 circuit mile of 44 Kv underground lines. The Company jointly owns with another utility approximately 342 circuit miles of 345 Kv overhead lines and 360 miles of 230 Kv overhead lines, of which the Company's share is 112 miles and 147 miles, respectively, which shares are included in the amounts listed above.

     The Company's transmission facilities are located wholly within Colorado. The map on page 18 illustrates the Company's transmission interconnected system. The system is interconnected with the systems of the following utilities with which the Company has major firm purchase power contracts; capacity and energy are provided primarily by generating sources in the locations indicated:

Utility                                         Location
-------                                         --------
Basin Electric Power Cooperative..........  Southeast Wyoming
PacifiCorp................................  West & Northwest U.S.
                                            Northwest Colorado
Platte River Power Authority..............  Northcentral Colorado
Tri-State.................................  Southeast Wyoming and
                                            Northwest Colorado

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

     At December 31, 1995, the distribution systems consisted primarily of approximately 12,927 miles of overhead line, 1,068 miles of which are located on poles owned by other utilities under joint use agreements. The Company also owned approximately 7,629 cable miles of underground distribution system (excluding street lighting) located principally in the Denver metropolitan area. The Company owned 218 substations (four of which are jointly owned) having an aggregate transformer capacity of 18,619,300 Kva, of which 4,145,827 Kva is step-up transformer capacity at generating stations.

GAS PROPERTY

     The gas property of the Company at December 31, 1995 consisted chiefly of approximately 14,977 miles of distribution mains ranging in size from 0.50 to 30 inches and related equipment. The Denver distribution system consisted of 8,522 miles of mains. Pressures in the low pressure system are varied to meet load requirements and individual house regulators are installed on each customer's premises to provide uniform flow of gas to appliances.

OTHER PROPERTY

     The Company's steam heating property at December 31, 1995 consisted of 10.5 miles of transmission, distribution and service lines in the central business district of Denver, including a steam transmission line connecting the steam heating system with Zuni. Steam is supplied from boilers installed at the Company's Denver Steam Plant which has a capability of 295,000 pounds of steam per hour under sustained load and an additional 300,000 pounds of steam per hour is available from Zuni on a peak demand basis. The Company also owns service and office facilities in Denver and other communities strategically located throughout its service territory.

PROPERTY OF SUBSIDIARIES

     The book value of the properties of the consolidated subsidiaries of the Company aggregates approximately 3% of the total book value of the properties of the Company and such subsidiaries combined. Such properties consist largely of electric and gas properties similar in character to the properties of the Company, except for the exploration, development and production properties still held by Fuelco (see Note 4. Divestiture of

Nonutility Assets - Fuel Resources Development Co. in Item 8. Financial Statements And Supplementary Data). Unregulated subsidiary property is approximately 2% of the total book value of the properties of the Company and consolidated subsidiaries combined. 1480 Welton, Inc. owns two buildings that are used by the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

     See Note 2. Fort St. Vrain and Note 9. Commitments and Contingencies in
Item 8. Financial Statements And Supplementary Data.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On January 31, 1996, the Company held a Special Meeting of Shareholders at which shareholders were asked to approve the Merger Agreement pursuant to which the holders of Company common stock and holders of SPS common stock will become holders of the common stock of NCE upon the completion of the merger. The merger was approved by the shareholders. Of the shares voted, 50,934,837, 1,366,283, and 824,460 votes were cast for, against, and abstained, respectively (see Note
3. Merger in Item 8. Financial Statements And Supplementary Data).
Approximately 72% of the Company's outstanding shares of common and preferred stock were voted in favor of the merger. An affirmative vote of two-thirds of the outstanding shares was required for approval.

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

                     Dividends      Price Range
 Year and Quarter    Declared      High        Low
-------------------  ---------  -----------  -------

 1995
   First Quarter...       $.51   $31 1/2     $    29
   Second Quarter..        .51    32 7/8      29 1/4
   Third Quarter...        .51    34 1/2      30 5/8
   Fourth Quarter..        .51    35 7/8      33 3/8
                          ----
                         $2.04

1994
   First Quarter...      $ .50   $32 1/8     $28 1/2
   Second Quarter..        .50    29 3/4      25 3/8
   Third Quarter...        .50    27 7/8      24 3/4
   Fourth Quarter..        .50    30 1/8      25 7/8
                          ----
                         $2.00

     At December 31, 1995, the book value of the common stock was $21.21 per share. At February 20, 1996, there were 60,704 holders of record of the Company's common stock.

     The dividend level is dependent upon the Company's results of operations, financial position and other factors and is evaluated quarterly by the Board of Directors. The Company is subject to numerous uncertainties, including the approval by various regulatory agencies of the merger between the Company, SPS and NCE. See Item 7. Management's Discussion And Analysis Of Financial Condition And Results Of Operations.

     On February 26, 1991, the Company's Board of Directors declared a dividend of one common share purchase right ("right") on each outstanding share of the Company's common stock. All future common shares issued will contain this right. Each right stipulates an initial purchase price of $55 per share and also prescribes a means whereby the resulting effect is such that, under the circumstances described below, shareholders would be entitled to purchase additional shares of common stock at 50% of the prevailing market price at the time of exercise. The rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20% or more of the outstanding shares of common stock of the Company. On August 22, 1995, in connection with the proposed merger (see
Note 3. Merger in Item 8. Financial Statements And Supplementary Data), the Company's Rights Agreement was amended to provide that NCE will not be deemed an "Acquiring Person" as a result of the execution, delivery, and performance of the Merger Agreement.

     In the event a takeover results in the Company being merged into an acquiror, the unexercised rights could be used to purchase shares in the acquiror at 50% of market price. Subject to certain conditions, if a person or group acquires at least 20% but no more than 50% of the Company's common stock, the Company's Board of Directors may exchange each right held by shareholders other than the acquiring person or group for one share of common stock (or its equivalent).

     If a person or group successfully acquires 80% of the Company's common stock for cash, after tendering for all of the common stock, and satisfies certain other conditions, the rights would not operate. The rights expire on March 22, 2001; however, each right may be redeemed by the Board of Directors for one cent at any time prior to the acquisition of 20% of the common stock by a potential acquiror. For a description of the rights and their terms see the Company's Rights Agreement as amended, which is an exhibit to this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

     The following selected consolidated financial data of the Company and its subsidiaries for each of the five years in the period ended December 31, 1995 should be read in conjunction with the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations appearing elsewhere herein.


                                                                              YEAR ENDED DECEMBER 31,
                                                          ---------------------------------------------------------------
                                                             1995         1994         1993         1992         1991
                                                          -----------  -----------  -----------  -----------  -----------
                                                                   (IN THOUSANDS-EXCEPT PER SHARE DATA & RATIOS)

Operating revenues:
    Electric............................................  $1,449,096   $1,399,836   $1,337,053   $1,260,769   $1,180,501
    Gas.................................................     624,585      624,922      628,324      568,886      587,609
    Other...............................................      36,920       32,626       33,308       32,618       26,794
                                                          ----------   ----------   ----------   ----------   ----------
         Total..........................................   2,110,601    2,057,384    1,998,685    1,862,273    1,794,904
Total operating expenses................................   1,788,851    1,786,592    1,717,752    1,612,646    1,551,326
Operating income........................................     321,750      270,792      280,933      249,627      243,578
Total interest charges..................................     143,906      132,134      130,337      121,116      101,537
Net income..............................................     178,856      170,269      157,360      136,623      149,693
Dividend requirements on preferred stock................      11,963       12,014       12,031       12,077       12,234
Earnings available for common stock.....................     166,893      158,255      145,329      124,546      137,459
Per share data applicable to common stock (a):
    Earnings............................................  $     2.65   $     2.57   $     2.43   $     2.16   $     2.48
    Dividends declared..................................  $     2.04   $     2.00   $     2.00   $     2.00   $     2.00
Shares of common stock outstanding:
    Weighted average....................................      62,932       61,547       59,695       57,558       55,471
    Year-end............................................      63,358       62,155       60,457       58,477       56,294
Rate of return earned on average common equity
    (net to common).....................................        12.8%        12.9%        12.7%        11.7%        13.8%
Ratio of earnings to fixed charges (b)..................        2.78         2.53         2.54         2.43         2.94
Total assets............................................  $4,354,295   $4,207,832   $4,057,600   $3,759,583   $3,462,668
Total net plant.........................................   3,480,712    3,291,402    3,193,136    3,077,509    2,745,800
Total construction expenditures.........................     285,516      317,138      293,515      261,666      260,704
AFDC....................................................       7,095        7,158       12,667       11,302        9,437
Cash generated internally as a percent of
    construction expenditures (c).......................        87.4%        35.4%        52.2%        57.5%        69.4%
Total common equity.....................................  $1,343,645   $1,267,482   $1,184,183   $1,101,047   $1,034,433
Preferred stock:
    Not subject to mandatory redemption.................     140,008      140,008      140,008      140,008      140,008
    Subject to mandatory redemption at par
         (including amounts due within one year)........      43,865       45,241       45,454       45,654       46,368
Long-term debt (including amounts due within one year)..   1,278,389    1,180,580    1,193,668    1,199,779      993,965
Notes payable & commercial paper........................     288,050      324,800      276,875      250,626      200,640

-------------------------
(a) Earnings per share are based on the weighted average number of shares of common stock outstanding.
(b)  See Exhibit 12(a) herein.
(c) Calculated as cash provided by operations net of cash used for dividends, divided by construction expenditures net of AFDC equity-component.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY OUTLOOK

  The electric utility industry is continuing to experience unprecedented change which, in turn, has heightened competitive pressures that are expected to further increase in the future. In general, the industry is transitioning to a deregulated environment as discussions on retail wheeling and alternative forms of regulation are occurring in the majority of states across the country. However, to date, only a few states have made substantial progress in establishing competitive markets. Additionally, several factors have contributed to such change including the EPAct, the FERC's NOPR on Open Access Non-Discriminatory Transmission Services and an increase in the number of power marketers which are accelerating the development of a competitive power supply market. Most recently federal legislation related to deregulation of the electric utility industry was introduced. During 1995, the SEC completed its study and recommendations for the reform of PUHCA, the law which regulates the ownership and operation of public utility holding companies.

  Furthermore, customers are focusing on their energy costs and are demanding lower prices, reliable service and more energy service options. Utilities and regulators are concerned about meeting customers' needs and maintaining financial stability during this time of change. In order to survive and succeed in the increasingly competitive environment, utilities are implementing strategic plans to cut costs and lower prices. Many of the strategic plans include restructuring, realigning existing operations or merging with other utilities to achieve economies of scale and increase overall productivity and efficiency. While no one can predict how and when this will all be achieved, the future changes are certain to have a major impact on the industry as we know it today.

CORPORATE OVERVIEW

  The Company is continuing to proactively assess the changes in the industry and has taken several steps over the past few years which have focused on improving the Company's overall competitive position. In August 1995, the Company, SPS and NCE entered into a Merger Agreement providing for a business combination as peer firms involving the Company and SPS in a "merger of equals" transaction. The Company believes that the combination with a strong low-cost utility will better position the Company to take advantage of opportunities in its core utility and related non-utility businesses. In addition, the merger will permit the Company to derive benefits from the more efficient and economic utilization of combined facilities and personnel. Shareholders are expected to benefit over the long-term from the Company's greater financial strength and flexibility. The combined service territories will be larger and more diverse, reducing the Company's exposure to changes in economic, competitive or climatic conditions. Purchasing savings, increased economical use of generation capacity and reduced administrative costs are anticipated as well. These benefits are discussed in more detail in Note 3. Merger in Item 8. Financial Statements And Supplementary Data.

  In 1994, the Company reduced its workforce by approximately 1,100 management and staff positions, or 17% of its total workforce. This was accomplished through an early retirement/severance program in early 1994 and an internal restructuring and involuntary severance program which was completed at the end of 1994. The net labor and employee benefit cost savings during 1995 from this downsizing was approximately $26 million. Other cost reduction and marketing initiatives during 1995 included: 1) the organization of e prime, a wholly owned subsidiary, to develop and market energy products and services in a non-regulated environment, 2) the consolidation of customer service offices and 3) the installation of automated meter reading equipment. Operating priorities in 1996 will continue to be focused on reducing costs and developing new business opportunities.

  Competition in the wholesale energy market, and to a lesser extent in the retail market, has become more evident within the region served by the Company. Wholesale electric prices have decreased as the number of energy suppliers, including power marketers, have entered the market and utilities have become more aggressive in their pricing. One of the Company's largest wholesale customers received approval from the CPUC to build a combined-cycle generating facility in southern Colorado. Previously, this wholesale customer had notified the Company of its intent to reduce firm and peaking power purchases in the future. The Company is exploring various opportunities with this customer related to the construction of the proposed generation facility and the customer's on-going future purchases of electric energy from the Company to minimize the impact of the potential loss of sales beginning in 1998.

  The regulatory environment within Colorado is a primary focus for the Company and the outcome of the Company's 1995 merger rate filings will likely have long-term effects on the Company's future financial performance (see Note 9. Commitments and Contingencies - Regulatory Matters in Item 8. Financial Statements And Supplementary Data). The Company strongly believes that all potentially stranded costs resulting from changes in laws or regulation should be recoverable. Additionally, the Company believes that it will continue to be subject to rate regulation that will allow for the recovery of all of its deferred costs.

EARNINGS

     Earnings per share were $2.65, $2.57 and $2.43 during 1995, 1994 and 1993, respectively. The improved earnings in 1995 are primarily attributable to increased electric and gas margins resulting from higher sales and lower operating and maintenance expenses resulting from the cost containment efforts that were implemented in 1994 and 1995. Earnings in 1994 were favorably impacted by higher electric sales and the net effects of three one-time items which increased earnings for that period by approximately $0.22 per share. These one-time items included: 1) the gain recognized on the sale of WGG, 2) a tax accrual adjustment, which positively impacted earnings, and 3) additional expenses associated with the defueling and decommissioning of Fort St. Vrain.

ELECTRIC OPERATIONS

     The following table details the annual change in electric operating revenues and energy costs as compared to the preceding year:

                                                                                         INCREASE (DECREASE)
                                                                                          FROM PRIOR YEARS
                                                                                            1995     1994
                                                                                       ----------  ----------
                                                                                       (THOUSANDS OF DOLLARS)
Electric operating revenues:
 Retail.......................................................................          $  63,407    $48,774
 Wholesale....................................................................             (5,724)     3,301
 Other (including unbilled revenues)..........................................             (8,423)    10,708
                                                                                           ------    -------
  Total revenues..............................................................             49,260     62,783
Fuel used in generation.......................................................            (16,123)     3,200
Purchased power...............................................................             44,871     40,134
                                                                                           ------    -------
Net increase in electric margin...............................................          $  20,512    $19,449
                                                                                          =======    =======

The following table summarizes electric Kwh sales by major customer classes:

                                                                                  MILLIONS OF        % CHANGE
                                                                                   KWH SALES      FROM PRIOR YEARS
                                                                                ---------------   ----------------
                                                                                  1995   1994      1995      1994
                                                                                ------  ------    ------    ------
Residential...................................................................   6,282    6,120    2.6%       2.5%
Commercial and Industrial.....................................................  15,032   14,659    2.5        4.1
Public Authority..............................................................     189      188    0.2        0.8
                                                                                ------  -------
  Total Retail................................................................  21,503   20,967    2.6        3.6
Wholesale.....................................................................   2,927    3,042   (3.8)       2.5
                                                                                ------  -------
  Total.......................................................................  24,430   24,009    1.8        3.4
                                                                                ======  =======

     Electric operating revenues increased in 1995, when compared to 1994, primarily due to higher retail sales resulting from customer growth and additional revenues related to collection of QF purchased power capacity costs. Wholesale revenues decreased in 1995 as a result of lower wholesale Kwh sales. The demand for wholesale energy during 1995 has been negatively impacted by an available supply of low-cost non-firm energy in the region. Electric operating revenues and electric sales were higher in 1994, when compared to 1993, primarily due to customer growth and favorable weather, as 1994 was significantly warmer than normal. Electric revenues increased because of the additional collection of purchased power, decommissioning, and DSM costs and were negatively impacted by the reduction in retail rates which resulted from the Company's last retail rate case.

     Base rates are changed only through rate proceedings of the Company's and Cheyenne's regulatory agencies. Effective December 1, 1993, in connection with the final 1993 rate decision issued by the CPUC, the Company reduced its retail rates by approximately $5.2 million. This $5.2 million is comprised of a $13.1 million electric revenue decrease, a $7.1 million gas revenue increase and a $0.8 million steam revenue increase. Also, effective July 1, 1993, a $13.9 million annual revenue increase associated with the recovery of nuclear decommissioning costs was implemented.

     The Company and Cheyenne currently have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1995, 1994 and 1993 had little impact on net income.

     Fuel used in generation expense decreased $16.1 million, or 8.1% during 1995, as compared to the prior year, primarily due to lower coal and coal transportation costs from the renegotiation of certain contracts as generation levels were about the same for both years. Fuel used in generation expense increased 1.6% in 1994, when compared to 1993, due to higher generation levels.

     Purchased power expense increased 10.3% in 1995 and 10.1% in 1994, primarily due to increased purchases from QFs as mandated by the CPUC. Electric energy purchased from QFs is over 50% higher per Kwh than that purchased from other suppliers. A majority of purchased power costs associated with QFs have historically been collected through the QFCCA, a cost adjustment mechanism; however, the future recovery of costs under the QFCCA was recently modified by the CPUC and will be subject to an earnings test, beginning October 1, 1996.
The Company intends to address this issue in connection with the merger rate filing. This earnings test, if not changed or eliminated, may negatively impact the ability of the Company to earn a rate of return on common equity in excess of its current 11% allowed return in the electric department (see Note 9. Commitments and Contingencies-Regulatory Matters in Item 8. Financial Statements And Supplementary Data).

GAS OPERATIONS

     The following table details the annual change in gas operating revenues and gas purchased for resale as compared to the preceding year:

                                                             INCREASE (DECREASE)
                                                               FROM PRIOR YEARS
                                                              1995         1994
                                                           -----------  -----------
                                                            (THOUSANDS OF DOLLARS)
Gas operating revenues...................................     $  (337)    $ (3,402)
Less: gathering, processing and transportation revenues..      (7,618)      (1,921)
                                                              -------     --------
Revenues from gas sales..................................       7,281       (1,481)
Gas purchased for resale.................................      (5,197)      13,484
                                                              -------     --------
Net increase (decrease) in gas sales margin..............     $12,478     $(14,965)
                                                              =======     ========

    The following table summarizes gas Mcf deliveries by major customer classes:

                              MILLIONS OF         % CHANGE
                             MCF DELIVERIES   FROM PRIOR YEARS
                             --------------  ------------------
                              1995    1994    1995      1994
                             ------  ------  -------  ---------
Residential................    96.1    92.0     4.4%      (6.4)%
Commercial and Industrial..    59.3    57.5     3.2       (9.2)
Other......................     0.4     0.6   (38.6)     (89.9)
                              -----   -----
   Total Sales.............   155.8   150.1     3.8      (10.4)
Gathering and Processing...     1.6    29.9   (94.6)     (28.9)
Transportation.............    88.6    78.2    13.2        8.7
                              -----   -----
  Total....................   246.0   258.2    (4.7)      (8.2)
                              =====   =====

     Gas sales margin increased in 1995 and declined in 1994 primarily due to changes in retail gas sales resulting from weather variations. There were approximately 17% more heating degree days in 1995, as compared to 1994, and approximately 16% fewer heating degree days in 1994, as compared to 1993. Moderate customer growth has favorably impacted all periods. The approximate $7.1 million base rate increase, effective December 1, 1993 (as discussed above) mitigated some of the effects of lower sales in 1994, compared to the prior year. The decrease in gathering and processing revenues and deliveries in 1995 and 1994 was primarily due to the sale of WGG in August 1994 (See Note 4. Divestiture of Nonutility Assets in Item 8. Financial Statements And Supplementary Data). Gas transportation deliveries have increased in each of the past two years primarily because of service provided to new QF customers.

     The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1995 and 1994, when compared to the respective preceding year, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company must purchase and, therefore, affect total gas purchased for resale along with increases and decreases in the per-unit cost of gas. The $5.2 million decrease in gas purchased for resale for 1995 is primarily due to lower per unit cost of gas offset, in part, by a slight increase in gas purchases. The increase in gas purchased for resale for 1994 reflects the higher price of gas purchased from the Company's major suppliers.

NON-FUEL OPERATING EXPENSES

     Other operating and maintenance expenses decreased approximately $22 million or 5% in 1995, as compared to 1994, primarily due to lower labor and employee benefit costs resulting from the Company's cost containment efforts which included the restructuring and downsizing accomplished in 1994 (approximately a $26 million reduction) and the recognition of approximately $8.7 million of involuntary severance costs in 1994. This restructuring and downsizing was completed in two phases: 1) effective April 1, 1994, the Company reduced its workforce by approximately 550 employees through an early retirement/severance program, and 2) during the last six months of 1994, the Company eliminated approximately 550 management and staff level positions in connection with an internal restructuring and involuntary severance program. These decreases in 1995 were offset, in part, by $4.0 million of costs related to the merger (see Note 3. Merger in Item 8. Financial Statements And Supplementary Data), the $2.5 million write-off of software costs due to the cancellation of a materials management project, three months of additional amortization of the early retirement/severance program costs totaling $2.2 million and $2.2 million of additional repair costs associated with an early winter snow storm.

     Other operating and maintenance expenses decreased $16.7 million during 1994 as compared to 1993, primarily due to lower labor costs resulting from the early retirement/severance program, decreased maintenance expenses at the Company's steam generating plants and lower Fuelco operation costs. These decreases were offset, in part, by increased OPEB costs and the severance costs associated with the Company's involuntary workforce reduction.

     During 1994, the Company recognized additional expenses aggregating approximately $43.4 million for increased costs associated with the defueling and decommissioning of Fort St. Vrain and the impairment of certain Fort St. Vrain related property and inventory. The additional expense was primarily associated with radiation levels in the reactor core being higher than originally anticipated and increased uncertainty related to spent fuel disposal issues (See Note 2. Fort St. Vrain in Item 8. Financial Statements And Supplementary Data).

     Taxes (other than income taxes) decreased $5.1 million in 1995 primarily due to lower payroll related taxes resulting from the 1994 downsizing.

     The $46.9 million increase in income taxes during 1995, as compared to 1994, is primarily due to higher pre-tax income and the effects of two items recorded in 1994 which served to lower tax expense during that period. These items included: 1) an adjustment associated with the adoption of full normalization which was provided for in a CPUC rate order (approximately $21.3 million), and 2) the true-up of the tax accrual related to the filing of the 1993 tax return (approximately $5.1 million). The $12.5 million decrease in income tax expense in 1994, as compared to 1993, was primarily due to the two 1994 items previously discussed (See Note 13. Income taxes in Item 8. Financial Statements And Supplementary Data).

     Other income and deductions decreased $30.6 million during 1995 as compared to the preceding year, primarily due to the net effects of the pre-tax gain of approximately $34.5 million recognized on the sale of WGG in 1994 (See Note 4. Divestiture of Nonutility Assets in Item 8. Financial Statements And Supplementary Data) and the 1994 reversal of the $3.0 million gas search award, as the Colorado Supreme Court reversed the incentive award previously granted by the CPUC. Other income and deductions increased $24.8 million in 1994, as compared to 1993, primarily due to the gain on the sale of WGG offset, in part, by lower AFDC and the reversal of the gas search award.

     Interest charges increased $11.8 million during 1995 as compared to 1994. Other interest increased due to higher interest rates and an increased level of short-term borrowings in 1995, the recognition of interest costs related to the over-collection of expenses under the Company's cost adjustment mechanisms and higher interest on COLI contracts, while the net costs associated with long-term debt decreased slightly. Interest charges increased $1.8 million in 1994, as compared to 1993, primarily due to increased levels of short-term borrowings offset, in part, by a decrease in interest on long-term debt, net of amortization costs because the Company refinanced certain long-term debt issues with lower-cost debt.

FINANCIAL POSITION

     Accounts receivable decreased at December 31, 1995 as compared to 1994, despite overall sales growth, due to the lower gas costs and because a portion of the gas refund made late in 1995 was applied directly to customers' accounts. The decrease in accounts payable is primarily due to lower gas costs and the implementation of certain cost reduction strategies during 1995.

RECENTLY ISSUED ACCOUNTING STANDARDS NOT YET ADOPTED

     In March 1995, the FASB issued SFAS 121, which requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also imposes stricter criteria for continued recognition of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on January 1, 1996, the effective date of this new statement, and such adoption did not have a material impact on the Company's results of operations, financial position or cash flow.

COMMITMENTS AND CONTINGENCIES

     Issues relating to Fort St. Vrain, the merger with SPS, and regulatory and environmental matters are discussed in Notes 2, 3 and 9, respectively, in Item
8. Financial Statements And Supplementary Data.

These matters and the future resolution thereof, may impact the Company's future results of operations, financial position and cash flows.

COMMON STOCK DIVIDEND

     In the first quarter of 1995, the Company increased the quarterly dividend on its common stock from $0.50 per share to $0.51 per share. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flow and other factors. The Board of Directors will continue to evaluate the common stock dividend level on a quarterly basis.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                             1995     1994     1993
                                                            ------   ------   ------
Net cash provided by operating activities (in millions)     $385.7   $245.7   $279.9

     Cash provided by operating activities increased $140.0 million in 1995. Approximately $47.5 million of this increase relates to the collection of purchased gas and electric energy costs during 1995, as the Company went from an undercollected position at December 31, 1994 to an overcollected position at December 31, 1995. During late 1995, the Company made gas refunds totaling approximately $81 million, including interest. Portions of these refunds were applied directly to customers' accounts which decreased the accounts receivable balance at year-end and, accordingly, will result in lower cash receipts in early 1996. Higher earnings and lower decommissioning and defueling expenditures in 1995 also contributed to the improved operating cash flows.

     At December 31, 1995, the Company's decommissioning liability, excluding defueling, was approximately $24.0 million. The expenditures related to this obligation are expected to be incurred over the next year with final completion of such activities anticipated in 1996. The annual decommissioning amount being recovered from customers is approximately $13.9 million which will continue through June 2005. At December 31, 1995, approximately $97.8 million remains to be collected from customers and is reflected as a regulatory asset on the consolidated balance sheet. Accordingly, operating cash flows will continue to be negatively impacted until the decommissioning of Fort St. Vrain is complete.

                                                           1995      1994       1993
                                                         --------  --------   --------
Net cash used in investing activities (in  millions)     $(284.6)  $(177.4)   $(239.3)

     Cash used in investing activities for construction expenditures, net of AFDC, was approximately $281.7 million, $314.0 million and $285.4 million for 1995, 1994 and 1993, respectively. Additionally, in 1995 the Company purchased YGSC which invested approximately $6 million in Young Storage. Cash used in investing activities was higher in 1995, as compared to both 1994 and 1993, primarily due to the sale of WGG in 1994 and the sale of certain Fuelco properties during 1994 and 1993 (See Note 4. Divestiture of Nonutility Assets in
Item 8. Financial Statements And Supplementary Data).

                                                           1995     1994    1993
                                                         -------  -------  ------
Net cash used in financing activities (in  millions)     $(92.3)  $(80.5)  $(73.7)

     Cash used in financing activities increased slightly in 1995 over each of the past two years. Proceeds from the sale of common stock under the Company's dividend reinvestment and stock purchase plan were $28.0 million, $38.1 million and $47.9 million for 1995, 1994 and 1993, respectively. The decrease in these proceeds has reduced the cash proceeds from financing activities. Long-term debt refinancing activity decreased in 1995, compared to 1994 and 1993, as a result of higher interest rates. The use of short-term borrowing over the last several years has increased slightly, however, short-term borrowing levels were reduced in late 1995 with an issuance of $80 million of medium-term notes by PSCCC.

PROSPECTIVE CAPITAL REQUIREMENTS

     At December 31, 1995, the Company and its subsidiaries estimated cost of their construction programs and other capital requirements for the years 1996, 1997 and 1998 are shown in the table below:

                                                   1996      1997      1998
                                                 --------  --------  --------
                                                    (THOUSANDS OF DOLLARS)
Company:
Electric
   Production *................................  $ 58,731   $68,197  $112,047
   Transmission................................    25,372    16,669    21,600
   Distribution................................    71,734    82,435    76,443
Gas............................................    53,135    54,802    53,893
General**......................................   103,346    81,532    39,987
                                                 --------   -------  --------
   Total Company...............................   312,318   303,635   303,970
Subsidiaries...................................    11,044     4,250     3,931
                                                 --------  --------  --------
   Total construction expenditures.............   323,362   307,885   307,901
Less: AFDC.....................................     9,193     7,863     4,842
Add: Sinking funds and debt maturities.........    78,811    70,854    52,905
Add: Fort St. Vrain decommissioning and
  defueling....................................    29,625       333       343
                                                 --------  --------  --------
    Total capital requirements.................  $422,605  $371,209  $356,307
                                                 ========  ========  ========

* Capital requirements for Electric Production include $84 million for Fort St. Vrain repowering.

** Capital requirements in the "General" category include assets leased under a leasing program. The 1996 and 1997 amounts include approximately $92 million of expenditures for automated electric and gas meter reading equipment.

     The construction programs of the Company and its subsidiaries are subject to continuing review and modification. In particular, actual construction expenditures may vary from the estimates due to changes in the electric system projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting the Company's long-term energy needs. In addition, the proposed merger with SPS, the Company's ongoing evaluation of merger, acquisition and divestiture opportunities to support corporate strategies, and future requirements to install pollution control equipment may impact actual capital requirements (See Note 3. Merger, Note 4. Divestiture of Nonutility Assets and Note 9. Commitments and Contingencies-Environmental Issues in Item 8. Financial Statements And Supplementary Data).

CAPITAL SOURCES

     At December 31, 1995, the Company and its subsidiaries estimated that their 1996-1998 capital requirements will be met principally with a combination of funds from external sources and funds from operations. The Company and its subsidiaries may meet their external capital requirements through the issuance of first collateral trust bonds, preferred and/or common stock, by increasing the level of borrowing under PSCCC's medium-term note program or through the issuance of commercial paper or through short-term borrowing under committed and uncommitted bank borrowing arrangements discussed below. The financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the construction plans of the Company and its subsidiaries.

     On August 30, 1995, the Company filed a registration statement with the SEC for the issuance of 3 million shares of common stock and 3 million rights to purchase common stock appurtenant thereto to be issued under the Company's Automatic Dividend Reinvestment and Common Stock Purchase Plan ("Dividend Reinvestment Plan") for the purpose of funding its construction program and other general corporate purposes. The Dividend Reinvestment Plan allows its shareholders to purchase additional shares of the Company's common stock through the reinvestment of cash dividends and the purchase of additional shares of common stock with optional cash payments.

     In 1990, the Company filed a registration statement with the SEC for the issuance of $500 million principal amount of first mortgage bonds of which $200 million was designated for a secured medium-term note program. As of December 31, 1995, $191.5 million principal amount of medium-term notes had been issued, and $250 million of first mortgage bonds had been issued. In 1993, the Company filed a registration statement with the SEC for the issuance of $322,667,000 principal amount of first collateral trust bonds for the purpose of refunding outstanding debt securities and for the payment of short-term indebtedness incurred for such purposes, of which $212,667,000 principal amount has been issued.

     On August 2, 1994, the Company filed a registration statement with the SEC for the issuance of first collateral trust bonds and cumulative preferred stock for the purpose of funding its construction program, refunding certain issues of its cumulative preferred stock and other general corporate purposes. The aggregate principal amount of first collateral trust bonds, plus the aggregate par value of shares of cumulative preferred stock, will not exceed $306.0 million. To date none of these registered securities have been issued.

     The Company's Indenture dated as of December 1, 1939 (the "1939 Indenture"), which is a mortgage on the Company's electric and gas properties, permits the issuance of additional first mortgage bonds to the extent of 60% of the value of net additions to the Company's utility property, provided net earnings before depreciation, taxes on income and interest expense for a recent twelve month period are at least 2.5 times the annual interest requirements on all bonds to be outstanding. The 1939 Indenture also permits the issuance of additional bonds on the basis of retired first mortgage bonds, in some cases with no requirement to satisfy such net earnings test. At December 31, 1995, the amount of net additions would permit (and the net earnings test would not prohibit) the issuance of approximately $357 million of new bonds (in addition to the $200 million principal amount of secured medium-term notes discussed above) at an assumed annual interest rate of 7.25%. At December 31, 1995, the amount of retired bonds would permit the issuance of $890 million of new bonds.

     The Company's Indenture dated as of October 1, 1993 (the "1993 Indenture") is a second mortgage on the Company's electric properties. Generally, so long as the Company's 1939 Indenture remains in effect, first collateral trust bonds will be issued under the 1993 Indenture on the basis of the deposit with the trustee of an equal principal amount of first mortgage bonds issued under the 1939 Indenture. If the bonds issued under the 1939 Indenture are to be issued on the basis of property additions, first collateral trust bonds may be issued under the 1993 Indenture only if net earnings before depreciation, taxes on income, interest expenses and non-recurring charges for a recent twelve-month period are at least 2 times annual interest requirements on all first mortgage bonds (other than bonds held by the trustee under the 1993 Indenture) and all first collateral trust bonds to be outstanding. As of December 31, 1995, coverage under the net earnings test was in excess of 6 times such annual interest requirements.

     The Company's Restated Articles of Incorporation prohibit the issuance of additional preferred stock without preferred shareholder approval, unless the gross income available for the payment of interest charges for a recent twelve month period is at least 1.5 times the total of: 1) the annual interest requirements on all indebtedness to be outstanding for more than one year; and
2) the annual dividend requirements on all preferred stock to be outstanding.
At December 31, 1995, gross income available under this requirement would permit the Company, if allowed under provisions of the Company's Restated Articles of Incorporation, to issue approximately $2.8 billion of additional preferred stock at an assumed annual dividend rate of 6.60%. Coverage of gross income to interest charges was 5.49 at December 31, 1995.

     The Company's Restated Articles of Incorporation prohibit, without preferred shareholder approval, the issuance or assumption of unsecured indebtedness, other than for refunding purposes, greater than 15% of the aggregate of: 1) the total principal amount of all bonds or other securities representing secured indebtedness of the Company, then outstanding; and 2) the total of the capital and surplus of the Company, as then recorded on its books. At December 31, 1995, the Company had outstanding unsecured indebtedness, including subsidiary indebtedness with the credit support of the Company, in the amount of $150.6 million. The maximum amount permitted under this limitation was approximately $393.2 million at December 31, 1995.

     The Company and certain subsidiaries have available committed and uncommitted lines of credit to meet their short-term cash requirements. The Company, PSCCC, and certain subsidiaries have a credit facility, with several banks which provides $300 million in committed bank lines of credit and is used primarily to support the issuance of commercial paper by the Company and PSCCC, and provide for direct borrowings thereunder. Under the facility Cheyenne, 1480 Welton, Inc., Fuelco, e prime and PSRI are provided access to the credit facility with direct borrowings guaranteed by the Company. At December 31, 1995, $12.0 million remained unused under this facility. Generally, the banks participating in the credit facility would have no obligation to continue their commitments if there has been a material adverse change in the consolidated financial condition, operations, business or otherwise that would prevent the Company and its subsidiaries from performing their obligation under the credit facility. This facility expires on November 17, 2000. Also, the Company has individual arrangements for uncommitted bank lines of credit which totaled $100 million, and all remained unused at December 31, 1995. These individual arrangements expire on December 31, 1996. The Company may borrow under uncommitted preapproved lines of credit upon request; however, the banks have no firm commitment to make such loans (see Note 8. Bank Lines of Credit and Compensating Bank Balances in Item 8. Financial Statements And Supplementary
Data).

     PSCCC may periodically issue medium-term notes (in addition to the short-term debt discussed above) to supplement the financing/purchase of the Company's customer accounts receivable and fossil fuel inventories. As of December 31, 1995, PSCCC had issued and had outstanding $80.0 million in medium-term notes. The level of financing of PSCCC is tied directly to daily changes in the level of the Company's outstanding customer accounts receivable and monthly changes in fossil fuel inventories, and will vary minimally from year to year although seasonal fluctuations in the level of assets will cause corresponding fluctuations in the level of associated financing.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO PUBLIC SERVICE COMPANY OF COLORADO

We have audited the accompanying consolidated balance sheets of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Colorado and subsidiaries as of December 31, 1995 and 1994, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As more fully discussed in Notes 11 and 13 to the consolidated financial statements, effective January 1, 1993, the Company changed its methods of accounting for postretirement benefits other than pensions and for income taxes and, effective January 1, 1994, the Company changed its method of accounting for postemployment benefits.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of financial statements is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

We have also audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1993, 1992 and 1991 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1992, (none of which are presented herein) and have expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1995 appearing in Item 6 of this Form 10-K, other than the ratios and percentages therein, is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.


                                                             ARTHUR ANDERSEN LLP
Denver, Colorado
February 15, 1996

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)
                          DECEMBER 31, 1995 AND 1994

                                    ASSETS

                                                                                       1995        1994
                                                                                    ----------  ----------
Property, plant and equipment, at cost:
 Electric.........................................................................  $3,751,321  $3,641,711
 Gas..............................................................................     989,215     867,239
 Steam and other..................................................................      88,446      86,458
 Common to all departments........................................................     380,809     369,070
 Construction in progress.........................................................     192,580     187,577
                                                                                     ---------   ---------
                                                                                     5,402,371   5,152,055
 Less: accumulated depreciation...................................................   1,921,659   1,860,653
                                                                                     ---------   ---------
  Total property, plant and equipment.............................................   3,480,712   3,291,402
                                                                                     ---------   ---------
Investments, at cost..............................................................      24,282      18,202
                                                                                     ---------   ---------
Current assets:
 Cash and temporary cash investments..............................................      14,693       5,883
 Accounts receivable, less reserve for uncollectible accounts ($3,630 at December
    31, 1995; $3,173 at December 31, 1994) (Schedule II)..........................     124,731     163,465
 Accrued unbilled revenues (Note 1)...............................................      96,989      86,106
 Recoverable purchased gas and electric energy costs - net (Note 1)...............           -      37,979
 Materials and supplies, at average cost..........................................      56,525      67,600
 Fuel inventory, at average cost..................................................      35,654      31,370
 Gas in underground storage, at cost (LIFO).......................................      44,900      42,355
 Current portion of accumulated deferred income taxes (Note 13)...................      19,229      20,709
 Regulatory assets recoverable within one year (Note 1)...........................      40,247      39,985
 Prepaid expenses and other.......................................................      35,619      16,312
                                                                                     ---------   ---------
  Total current assets.............................................................    468,587     511,764
                                                                                     ---------   ---------
Deferred charges:
 Regulatory assets (Note 1)........................................................    321,797     335,893
 Unamortized debt expense..........................................................     10,460      11,073
 Other.............................................................................     48,457      39,498
                                                                                     ---------   ---------
  Total deferred charges...........................................................    380,714     386,464
                                                                                     ---------   ---------
                                                                                    $4,354,295  $4,207,832
                                                                                     ========== ==========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)
                          DECEMBER 31, 1995 AND 1994

                            CAPITAL AND LIABILITIES

                                                                              1995        1994
                                                                          ----------  ----------
Common stock (Note 5)....................................................  $  997,106  $  959,268
Retained earnings........................................................     346,539     308,214
                                                                           ----------  ----------
  Total common equity....................................................   1,343,645   1,267,482

Preferred stock (Note 5):
 Not subject to mandatory redemption.....................................     140,008     140,008
 Subject to mandatory redemption at par..................................      41,289      42,665
Long-term debt (Note 6)..................................................   1,195,553   1,155,427
                                                                           ----------  ----------
                                                                            2,720,495   2,605,582
                                                                           ----------  ----------
Noncurrent liabilities:
 Defueling and decommissioning liability (Note 2)........................      23,115      40,605
 Employees' postretirement benefits other than pensions (Note 11)........      51,704      42,106
 Employees' postemployment benefits (Note 11)............................      23,500      20,975
                                                                           ----------  ----------
   Total noncurrent liabilities..........................................      98,319     103,686
                                                                           ----------  ----------
Current liabilities:
 Notes payable and commercial paper (Note 7).............................     288,050     324,800
 Long-term debt due within one year......................................      82,836      25,153
 Preferred stock subject to mandatory redemption within one year (Note 5)       2,576       2,576
 Accounts payable........................................................     156,109     177,031
 Dividends payable.......................................................      35,284      34,078
 Recovered purchased gas and electric energy costs - net (Note 1)........       9,508           -
 Customers' deposits.....................................................      17,462      17,099
 Accrued taxes...........................................................      55,393      54,148
 Accrued interest........................................................      32,071      32,265
 Current portion of defueling and decommissioning liability (Note 2).....      24,055      36,365
 Other...................................................................      78,451      62,640
                                                                           ----------  ----------
   Total current liabilities.............................................     781,795     766,155
                                                                           ----------  ----------
Deferred credits:
 Customers' advances for construction....................................      99,519      96,442
 Unamortized investment tax credits......................................     113,184     118,532
 Accumulated deferred income taxes (Note 13).............................     508,143     485,668
 Other...................................................................      32,840      31,767
                                                                           ----------  ----------
   Total deferred credits................................................     753,686     732,409

Commitments and contingencies (Notes 2 and 9)............................
                                                                           ----------  ----------
                                                                           $4,354,295  $4,207,832
                                                                            =========   =========


          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                 (THOUSANDS OF DOLLARS EXCEPT PER SHARE DATA)
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                              1995         1994         1993
                                                           ----------   ----------   ----------
Operating revenues:
 Electric..............................................    $1,449,096   $1,399,836   $1,337,053
 Gas...................................................       624,585      624,922      628,324
 Other.................................................        36,920       32,626       33,308
                                                           ----------   ----------   ----------
                                                            2,110,601    2,057,384    1,998,685
Operating expenses:
 Fuel used in generation...............................       181,995      198,118      194,918
 Purchased power.......................................       481,958      437,087      396,953
 Gas purchased for resale..............................       392,680      397,877      384,393
 Other operating expenses..............................       350,093      369,094      376,686
 Maintenance...........................................        64,069       67,097       76,229
 Defueling and decommissioning (Note 2)................             -       43,376            -
 Depreciation and amortization.........................       141,380      139,035      140,804
 Taxes (other than income taxes).......................        81,319       86,408       86,775
 Income taxes (Note 13)................................        95,357       48,500       60,994
                                                           ----------   ----------   ----------
                                                            1,788,851    1,786,592    1,717,752
                                                           ----------   ----------   ----------
Operating income.......................................       321,750      270,792      280,933
Other income and deductions:
 Allowance for equity funds used during construction...         3,782        3,140        8,119
 Gain on sale of WestGas Gathering, Inc. (Note 4)......             -       34,485            -
 Miscellaneous income and deductions - net.............        (2,770)      (6,014)      (1,355)
                                                           ----------   ----------   ----------
                                                                1,012       31,611        6,764
Interest charges:
 Interest on long-term debt............................        85,832       89,005       98,089
 Amortization of debt discount and expense less premium         3,278        3,126        2,018
 Other interest........................................        58,109       44,021       34,778
 Allowance for borrowed funds used during construction.        (3,313)      (4,018)      (4,548)
                                                           ----------   ----------   ----------
                                                              143,906      132,134      130,337
                                                           ----------   ----------   ----------
Net income..............................................      178,856      170,269      157,360
Dividend requirements on preferred stock................       11,963       12,014       12,031
                                                           ----------   ----------   ----------
Earnings available for common stock.....................   $  166,893   $  158,255   $  145,329
                                                           ==========   ==========   ==========
Shares of common stock outstanding (thousands):
 Year-end...............................................       63,358       62,155       60,457
                                                           ==========   ==========   ==========
 Weighted average.......................................       62,932       61,547       59,695
                                                           ==========   ==========   ==========
 Earnings per weighted average share of common stock
   outstanding..........................................   $     2.65   $     2.57   $     2.43
                                                           ==========   ==========   ==========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
               (THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                   COMMON STOCK, $5      PREMIUM
                                      PAR VALUE             ON
                                 --------------------     COMMON      RETAINED
                                   SHARES     AMOUNT      STOCK       EARNINGS       TOTAL
                                 ----------  --------    --------    ----------   -----------
Balance at January 1, 1993....   58,476,805  $292,384    $560,938    $ 247,725    $1,101,047
Net income....................           -         -           -       157,360       157,360
Dividends declared
  Common stock, $2.00 per
   share......................           -         -           -      (119,722)     (119,722)
  Preferred stock, $100
   par value..................           -         -           -        (9,088)       (9,088)
  Preferred stock, $25 par
   value......................           -         -           -        (2,940)       (2,940)
Issuance of common stock
  Employees' Savings Plan.....      329,220     1,646       7,716           -          9,362
  Dividend Reinvestment Plan..    1,651,350     8,257      39,907           -         48,164
                                 ----------  --------    --------   ----------   -----------
Balance at December 31, 1993..   60,457,375   302,287     608,561      273,335     1,184,183
Net income....................           -         -           -       170,269       170,269
Dividends declared
  Common stock, $2.00 per
   share......................           -         -           -      (123,379)     (123,379)
  Preferred stock, $100 par
   value......................           -         -           -        (9,071)       (9,071)
  Preferred stock, $25 par
   value......................           -         -           -        (2,940)       (2,940)
Issuance of common stock
  Employees' Savings Plan.....      334,223     1,671       8,439           -         10,110
  Dividend Reinvestment Plan..    1,355,104     6,775      31,308           -         38,083
  Omnibus Incentive Plan......        7,892        39         188           -            227
                                 ----------  --------    --------   ----------   -----------

Balance at December 31, 1994..   62,154,594   310,772     648,496      308,214     1,267,482
Net income....................           -         -           -       178,856       178,856
Dividends declared
  Common stock, $2.04 per
   share......................           -         -           -      (128,587)     (128,587)
  Preferred stock, $100 par
   value......................           -         -           -        (9,004)       (9,004)
  Preferred stock, $25 par
   value......................           -         -           -        (2,940)       (2,940)
Issuance of common stock
  Employees' Savings Plan.....      310,546     1,553       8,152           -          9,705
  Dividend Reinvestment Plan..      889,331     4,447      23,575           -         28,022
  Omnibus Incentive Plan......        3,657        19          92           -            111
                                 ----------  --------    --------   ----------   -----------

Balance at December 31, 1995..   63,358,128  $316,791    $680,315     $346,539    $1,343,645
                                 ==========  ========    ========   ==========   ===========

Authorized shares of common stock were 160 million at December 31, 1995 and 1994 and 140 million at December 31, 1993.

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (THOUSANDS OF DOLLARS)
                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                         1995        1994        1993
                                                                      ----------  ----------  ----------
Operating activities:
 Net income.........................................................  $ 178,856   $ 170,269   $ 157,360
 Adjustments to reconcile net income to net
  cash provided by operating activities (Note 1):
   Depreciation and amortization....................................    145,370     142,843     143,940
   Defueling and decommissioning expenses...........................          -      43,376           -
   Gain on sale of WestGas Gathering, Inc...........................          -     (34,485)          -
   Amortization of investment tax credits...........................     (5,348)     (5,799)     (4,917)
   Deferred income taxes............................................     39,170      34,234      33,435
   Allowance for equity funds used during construction..............     (3,782)     (3,140)     (8,119)
   Change in accounts receivable....................................     38,734     (16,281)     (3,813)
   Change in inventories............................................      4,246      10,007     (25,378)
   Change in other current assets...................................      7,618      (1,695)    (14,619)
   Change in accounts payable.......................................    (20,922)    (35,364)     31,909
   Change in other current liabilities..............................     24,230     (39,730)     (5,439)
   Change in deferred amounts.......................................    (20,385)    (33,920)    (17,483)
   Change in noncurrent liabilities.................................     (5,367)     15,321     (14,759)
   Other............................................................      3,279          92       7,762
                                                                      ---------   ---------   ---------
    Net cash provided by operating activities.......................    385,699     245,728     279,879

Investing activities:
 Construction expenditures..........................................   (285,516)   (317,138)   (293,515)
 Allowance for equity funds used during construction................      3,782       3,140       8,119
 Proceeds from sale of WestGas Gathering, Inc.......................          -      87,000           -
 Proceeds from disposition of property, plant and equipment.........      2,470      49,438      43,120
 Purchase of other investments......................................    (10,249)       (955)     (5,660)
 Sale of other investments..........................................      4,898       1,148       8,678
                                                                      ---------   ---------   ---------
    Net cash used in investing activities...........................   (284,615)   (177,367)   (239,258)

Financing activities:
 Proceeds from sale of common stock (Note 1)........................     28,030      38,086      47,894
 Proceeds from sale of long-term notes and bonds (Note 1)...........    101,860     250,068     257,913
 Redemption of long-term notes and bonds............................    (44,713)   (281,835)   (274,829)
 Short-term borrowings - net........................................    (36,750)     47,925      26,249
 Redemption of preferred stock......................................     (1,376)       (213)       (200)
 Dividends on common stock..........................................   (127,352)   (122,531)   (118,732)
 Dividends on preferred stock.......................................    (11,973)    (12,016)    (12,033)
                                                                      ---------   ---------   ---------
    Net cash used in financing activities...........................    (92,274)    (80,516)    (73,738)
                                                                      ---------   ---------   ---------
    Net increase (decrease) in cash and temporary cash investments..      8,810     (12,155)    (33,117)
    Cash and temporary cash investments at beginning of year........      5,883      18,038      51,155
                                                                      ---------   ---------   ---------
    Cash and temporary cash investments at end of year..............  $  14,693   $   5,883   $  18,038
                                                                      =========   =========   =========

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS, UTILITY  OPERATIONS AND REGULATION

  The Company is an operating public utility engaged, together with its utility subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas primarily in the Denver metropolitan area. The Company is subject to the jurisdiction of the CPUC with respect to its retail electric and gas operations and the FERC with respect to its wholesale electric operations and accounting policies and practices. Approximately 90% of the Company's electric and gas revenues are subject to CPUC jurisdiction. Cheyenne and WGI are subject to the jurisdiction of the WPSC and the FERC, respectively.

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

  In response to the increasingly competitive environment for utilities, the regulatory climate also is changing. The Company continues to participate in regulatory proceedings which could change or impact current regulation. However, the Company believes it will continue to be subject to rate regulation that will provide for the recovery of all of its deferred costs. Although the Company does not currently anticipate such an event, to the extent the Company concludes in the future that collection of such revenues (or payment of liabilities) is no longer probable, through changes in regulation and/or the Company's competitive position, the Company may be required to recognize as expense, at a minimum, all deferred costs currently recognized as regulatory assets on the consolidated balance sheet.

  In March 1995, the Financial Accounting Standards Board issued SFAS 121 which imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on January 1, 1996, the effective date of the new statement, and such adoption did not have a material impact on the Company's results of operations, financial position or cash flow.

 The following regulatory assets are reflected in the Company's consolidated balance sheets:


                                                                      RECOVERY
                                                  1995      1994      THROUGH
                                                --------  --------  ------------
                                                     (THOUSANDS OF DOLLARS)

Nuclear decommissioning costs (Note 2)........  $ 97,801  $107,374      2005
Income taxes (Note 13)........................   110,617   125,832      2006
Employees' postretirement benefits
 other than pensions (Note 11)................    47,600    37,573      2013
Early retirement costs (Note 11)..............    24,366    33,124      1998
Employees' postemployment benefits (Note 11)..    23,500    20,975  Undetermined
Demand-side management costs..................    30,188    20,831      2002
Unamortized debt reacquisition costs..........    21,940    22,360      2024
Other.........................................     6,032     7,809      1999
                                                --------  --------
  Total.......................................   362,044   375,878
Classified as current.........................    40,247    39,985
                                                --------  --------
Classified as noncurrent......................  $321,797  $335,893
                                                ========  ========

  Certain costs associated with the Company's DSM programs are deferred and recovered in rates over five to seven year periods through the DSMCA, which was implemented July 1, 1993. Non-labor incremental expenses, carrying costs associated with deferred DSM costs and incentives associated with approved DSM programs are recovered on an annual basis.

  Costs incurred to reacquire debt prior to scheduled maturity dates are deferred and amortized over the life of the debt issued to finance the reacquisition or as approved by the regulator.

  Recovered/Recoverable purchased gas and electric energy costs - net

  The Company's and Cheyenne's tariffs contain clauses which allow recovery of certain purchased gas and electric energy costs in excess of the level of such costs included in base rates. These cost adjustment tariffs are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. The cumulative effects are recognized as a current asset or liability until adjusted by refunds or collections through future billings to customers.

  Other

  Property, plant and equipment includes approximately $18.4 million and $25.4 million, respectively, for costs associated with the engineering design of the future Pawnee 2 generating station and certain water rights located in southeastern Colorado, also obtained for a future generating station. The Company is earning a return on these investments based on the Company's weighted average cost of debt and preferred stock in accordance with a CPUC rate order.

  Non-utility subsidiaries

  The Company's net investment in its non-utility subsidiaries approximated 2.5% of common equity at December 31, 1995. The subsidiaries are principally involved in non-regulated energy services, the management of real estate and certain life insurance policies and the financing of certain current assets of the Company.

MANAGEMENT ESTIMATES

     The preparation of financial statements, in conformity with generally accepted accounting principles, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

     Income taxes and interest (excluding amounts capitalized) paid:


                   1995      1994      1993
                 --------  --------  --------
                    (THOUSANDS OF DOLLARS)

Income taxes...  $ 58,662  $ 41,763  $ 49,196
Interest.......  $140,823  $126,250  $129,844

     Non-cash transactions:

     Shares of common stock (310,546 in 1995, 334,223 in 1994 and 329,220 in
1993), valued at the market price on date of issuance (approximately $9.7 million in 1995, $10.1 million in 1994 and $9.4 million in 1993), were issued to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. The estimated issuance values were recognized in other operating expenses during the respective preceding years. Shares of common stock (3,390 in 1995 and 7,892 in 1994), valued at the market price on the date of issuance ($0.1 million in 1995 and $0.2 million in
1994), were issued to certain executives pursuant to the applicable provisions
of the executive compensation plans.   These stock issuances were non-cash
transactions and are not reflected in the consolidated statement of cash flows.

     A $40.5 million capital lease obligation was recognized in 1995 in connection with a 30-year gas storage facility agreement. Additionally, other capital lease obligations totaling approximately $0.1 million were recognized in 1995. A $16.8 million capital lease obligation was incurred for computer equipment in 1994.

     Changes in certain balance sheet accounts, resulting from the sale of WGG in 1994, have been recognized as non-cash activity.

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

     Provisions for depreciation of property for financial accounting purposes are based on straight-line composite rates applied to the various classes of depreciable property. Depreciation rates include provisions for disposal and removal costs of property, plant and equipment. Depreciation expense, expressed as a percentage of average depreciable property, approximated 2.6% for the years ended December 31, 1995 and 1994 and 3.0% for the year ended December 31, 1993. The average rate for 1995 and 1994 reflects the effects of using a longer estimated depreciable life for the Company's electric steam production facilities based on the Company's most recent depreciation study, as approved by the CPUC. For income tax purposes, the Company and its subsidiaries use accelerated depreciation and other elections provided by the tax laws.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

     AFDC, as defined in the system of accounts prescribed by the FERC and the CPUC, represents the net cost during the period of construction of borrowed funds used for construction purposes, and a reasonable rate on funds derived from other sources. AFDC does not represent current cash earnings. The Company capitalizes AFDC as a part of the cost of utility plant. The AFDC rates or ranges of rates used during 1995, 1994 and 1993 were 7.97%, 6.81%-8.75% and 10.21%, respectively.

INCOME TAXES

     The Company and its subsidiaries file consolidated Federal and state income tax returns. Income taxes are allocated to the subsidiaries based on separate company computations of taxable income or loss. Investment tax credits have been deferred and are being amortized over the service lives of the related property. Deferred taxes are provided on temporary differences between the financial accounting and tax bases of assets and liabilities using the tax rates which are in effect at the balance sheet date (see Note 13).

GAS IN UNDERGROUND STORAGE

     Gas in underground storage is accounted for under the last-in, first-out
(LIFO) cost method. The estimated replacement cost of gas in underground storage at December 31, 1995 and 1994 exceeded the LIFO cost by approximately $5.3 million and $12.5 million, respectively.

CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES

     The following amounts related to COLI contracts, issued by one major insurance company, are recorded as a component of Investments, at cost, on the consolidated balance sheets:

                                                  1995        1994
                                               ----------  ----------
                                               (THOUSANDS OF DOLLARS)
Cash surrender value of contracts............    $311,097    $267,445
Borrowings against contracts.................     308,833     265,568
                                                 --------    --------
 Net investment in life insurance contracts..    $  2,264    $  1,877
                                                 ========    ========

2. FORT ST. VRAIN

OVERVIEW

     In 1989, the Company announced its decision to end nuclear operations at Fort St. Vrain and to proceed with the defueling of the reactor to the ISFSI, which has been completed, as discussed below in the section entitled "Defueling". The Company is currently decommissioning the facility as described below in the section entitled "Decommissioning".

     Fort St. Vrain is being repowered as a gas fired combined cycle steam plant consisting of two combustion turbines and two heat recovery steam generators totaling 471 Mw. The CPCN, which was received in July 1994, provides for the repowering of Fort St. Vrain in a phased approach as follows: Phase 1A
- 130 Mw in 1996, Phase 1B - 102 Mw in 1999 and Phase 2 - 239 Mw in 2000. The repowering of Phase 1A is substantially complete and it is expected to be on-line in the second quarter of 1996. The phased repowering allows the Company flexibility in timing the addition of this generation supply to meet future load growth.

DEFUELING

     The Company has entered into two separate agreements with the DOE for (a) the temporary storage of segments 1-8 at a DOE facility located in the State of Idaho (such contract includes a provision to store additional spent fuel segments if storage space exists) and (b) the disposal of segment 9 at a Federal repository. Resolution of spent fuel disposal issues has been substantially delayed due to failure by the DOE to meet legal requirements relating to storage. It is currently estimated that the Federal repository will not be open
until 2010.   While the plant was operating and as part of routine refueling procedures, three spent fuel segments (segments 1 - 3) were transported to the Idaho facility. Currently, six segments of Fort St. Vrain's spent nuclear fuel (segments 4-9) are stored in the ISFSI located at the plant site.

     During the last several months, the Company and the DOE have had various discussions regarding the issues related to the disposal of Fort St. Vrain's spent nuclear fuel. During January and February 1996, the discussions focused on the drafting and execution of a contract to resolve these issues and, on February 9, 1996, the parties executed such contract. In summary, the primary provisions of the agreement include the following.

     - On February 9, 1996, the DOE assumed title to fuel segments 4 - 9, which, as noted above, currently are stored in the facility.

     - The DOE agreed to pay the Company $16 million for settlement of claims associated with the ISFSI. Title to the ISFSI will pass to the DOE at such time as all applicable legal requirements for title transfer (including NRC approval) are met. The DOE deposited $14 million of the $16 million into an interest bearing escrow account. The initial $2 million was paid to the Company on February 13, 1996.

     - Until the time title to the ISFSI transfers to the DOE, the Company will be entitled to payments of $2 million per year (escalated annually based on the Consumer Price Index) plus ISFSI operating and maintenance costs including licensing fees and other regulatory costs, facility support and reasonable insurance costs. On the date title transfers, the Company will be entitled to the remaining funds (principal and interest) in the escrow account and the agreement will be terminated.

     - The term of the agreement will be for a period of up to 15 years, with one 5 year option to extend. If such option to extend is exercised, the annual payments increase to $4 million (unescalated). The DOE has the option to terminate the agreement after the first 8 years.

     - Upon termination or expiration of the agreement, the DOE will be responsible for the defueling and decommissioning of the ISFSI with the Company being responsible for costs only up to the amount contained in its existing NRC required escrow account. Such amount at December 31, 1995 was approximately $1.7 million.

    - The Company provided to the DOE a full and complete release of claims against the DOE arising out of prior contracts discussed above related to spent fuel disputes.

     In accordance with the 1991 CPUC approval to recover the early dismantlement/decommissioning costs described below, 50% of any cash amounts received from the DOE as part of a settlement, net of costs incurred by the Company, including legal fees, the amount of which has not yet been determined, is to be refunded or credited to customers.

     During 1994, as a result of increased uncertainties related to the ultimate disposal of Fort St. Vrain's spent nuclear fuel, the Company had recognized an additional $15 million defueling reserve, determined on a present value basis. This amount represented the additional estimated cost of operating and maintaining the ISFSI until 2020 (if required), the earliest date the Company believed a Federal repository will be available to accept the Company's spent nuclear fuel. These estimated expenditures were escalated for inflation using an average rate of 3.5% and discounted to present value at a rate of 8%.

DECOMMISSIONING

     The Company has been pursuing the early dismantlement/decommissioning of Fort St. Vrain following the 1991 CPUC approval of the recovery from customers of approximately $124.4 million (plus a 9% carrying cost) for such activities, as well as the 1992 NRC approval of the Company's early dismantlement/decommissioning plan. The decommissioning amount being recovered from customers, which began July 1, 1993 and extends over a twelve-year period, represented the inflation-adjusted estimated remaining cost of the early dismantlement/decommissioning activities not previously recognized as expense at the time of CPUC approval. At December 31, 1995, approximately $97.8 million of such amount remains to be collected from customers and, therefore, is reflected as a regulatory asset on the consolidated balance sheet. The amount recovered from customers each year is approximately $13.9 million.

     The Company has contracted with Westinghouse Electric Corporation and MK-Ferguson, a division of Morrison Knudsen Corporation, for the early dismantlement/decommissioning of Fort St. Vrain. At February 9, 1996, the physical decommissioning work activities had been substantially completed with only NRC site release remaining to be addressed. It is expected that such NRC site release activities will be completed in 1996 resulting in the Company's
Part 50 license being terminated.

     The decommissioning contract stipulates a fixed price, based on a defined work scope; however, such price has been and could be further modified due to changes in work scope related to the final NRC site release described below. Since the initiation of decommissioning activities, the decommissioning contractors have notified the Company of several scope changes which were primarily related to the identification of higher radiation levels in the reactor core than originally anticipated and regulatory changes related to site release as discussed below.

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

     During the third quarter of 1995, the Company and the decommissioning contractors reached an agreement resolving all issues related to the identification of radioactive material created by activation in the lower portion of the reactor. As part of this agreement, the Company paid the contractors an additional $8 million. While the Company agreed to this change in work scope, a revision in the defueling and decommissioning liability was not required as the then cost estimate, prior to such change, included a contingency provision. Such provision was sufficient to cover the cost of the additional scope change.

     At December 31, 1995, approximately $314.6 million had been spent for defueling and decommissioning activities with a remaining $47.2 million defueling and decommissioning liability reflected on the consolidated balance sheet. While the Company is currently evaluating the financial impact of the recent DOE settlement, including amounts expected to be refunded to customers as described above as well as the final evaluation of the remaining decommissioning costs, it is expected that such settlement will have a positive impact on the Company's first quarter 1996 pre-tax operating income ranging from approximately $15 million to $20 million.

FUNDING

     Under NRC regulations, the Company is required to make filings with, and obtain the approval of, the NRC regarding certain aspects of the Company's decommissioning proposals, including funding. On January 27, 1992, the NRC accepted the Company's funding aspects of the decommissioning plan. The Company has also obtained an unsecured irrevocable letter of credit totaling $125 million that meets the NCR's stipulated funding guidelines including those proposed on August 21, 1991 that address decommissioning funding requirements for nuclear power reactors that have been prematurely shut down. In accordance with the NRC funding guidelines, the Company is allowed to reduce the balance of the letter of credit based upon milestone payments made under the fixed-price decommissioning contract. As a result of such payments, at December 31, 1995, the letter of credit had been reduced to $43 million.

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

     In addition to the Company's liability insurance, Federal regulations require the Company to maintain $1.06 billion in nuclear property insurance. Effective February 1, 1991, the NRC granted the Company's exemption request to reduce the nuclear property insurance coverage from $1.06 billion to a minimum of $169 million. This lower limit would cover stabilization and decontamination expenses resulting from a worst case accident. However, on June 7, 1995, the NRC granted the Company an exemption from the requirement to maintain nuclear property damage insurance following an environmental assessment and finding of no significant impact. Accordingly, the Company has reduced such insurance coverage to $10 million, which is related only to the ISFSI, the obligation for which will also transfer when title to the ISFSI transfers to the DOE under the provisions of the February 9, 1996 agreement discussed above.

3.  MERGER

  On August 22, 1995, the Company, SPS, a New Mexico corporation, and NCE, a newly formed Delaware corporation, entered into a Merger Agreement providing for a business combination as peer firms involving the

Company and SPS in a "merger of equals" transaction. On January 30, 1996, NCE filed its application with the SEC to be a registered public utility holding company and the parent company for the Company and SPS.

  On January 31, 1996, the shareholders of the Company and SPS approved the Merger Agreement. Additionally, the Merger is subject to customary closing conditions, including the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals and findings of state utility regulators in Colorado, Texas, New Mexico, Wyoming and Kansas as well as the approval of the FERC, the NRC, the SEC, the Federal Trade Commission and the U. S. Department of Justice. Applications to the state regulatory commissions and the FERC have been completed and, on November 28, 1995, the Kansas Corporation Commission issued an order granting SPS's request for authority for the issuance of common stock to NCE pursuant to the Merger Agreement. It is expected that the Merger will be completed in the third quarter 1996; however, the timing of the effective date of the merger is primarily dependent upon the regulatory process (see Note 9).

  Under the terms of the Merger Agreement, each outstanding share of the Company's Common Stock will be canceled and converted into the right to receive one share of NCE Common Stock, and each outstanding share of SPS Common Stock will be canceled and converted into the right to receive 0.95 of one share of NCE Common Stock. As of December 31, 1995, the Company had 63.4 million common shares outstanding and SPS had 40.9 million common shares outstanding. Based on such capitalization, the Merger would result in the common shareholders of the Company owning 62% of the common equity of NCE and the common shareholders of SPS owning 38% of the common equity of NCE. The Merger Agreement and the Merger will not affect the debt, including mortgage bonds, and shares of preferred stock of the Company and SPS which are outstanding at the time of the Merger.

  It is anticipated that NCE will adopt the SPS dividend payment level, adjusted for the exchange ratio, resulting in a pro forma dividend of $2.32 per share on an annual basis, following completion of the Merger. The actual dividend level will be dependent upon NCE's results of operations, financial position, cash flows and other factors, and will be evaluated by NCE's Board of Directors.

  Based on 1995 results, NCE would have proforma combined annual revenues of approximately $3 billion and total assets of over $6 billion. The Company and SPS project net synergy savings of approximately $770 million, net of costs to achieve the merger, in the first 10 years after the transaction is completed. The Company and SPS estimate that approximately 50 percent of the total projected savings would result from labor cost savings through the elimination of duplicate functions. It is expected that employee reductions would be approximately 8% of the combined work force, or approximately 550 to 600 positions. The remainder would fall under non-labor savings, which would include approximately 20 percent through deferral of additional capacity and 20 percent from efficiencies in fuel procurement. The proposed allocation of the net savings between customers and shareholders was submitted to regulatory agencies in connection with the November 9, 1995 merger rate filings as discussed in Note
9. The analyses employed to develop estimates of potential savings as a result of the Merger were necessarily based upon various assumptions which involve judgments with respect to future national and regional economic and competitive conditions, inflation rates, regulatory treatment, weather conditions, financial market conditions, interest rates and future business decisions and conditions, all of which are difficult to predict and many of which are beyond the control of the Company and SPS. Accordingly, although the Company and SPS believe that such assumptions are reasonable for developing estimates of potential savings, there can be no assurance that these assumptions will approximate actual experience or the extent to which such savings will be realized.

  A transition management team, consisting of executives from each company, has been formed and is working toward the common goal of creating one company with integrated operations to achieve a more efficient and economic utilization of facilities and resources. It is managements' intention that the consolidated company begin realizing certain savings upon the consummation of the Merger and, accordingly, costs associated with the Merger and the transition planning and implementation are expected to negatively impact earnings during 1996 and 1997. During 1995, the Company recognized approximately $4 million of costs associated with the Merger. The Merger is expected to qualify as a tax-free reorganization and as a pooling of interests for accounting purposes.

  The Company recognizes that the divestiture of its existing gas business or certain non-utility ventures is a possibility under the new registered holding company structure, but is seeking approval from the SEC to maintain these businesses. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. Additionally, in the event that divestiture of the gas business is required, the Company will pursue an alternative corporate organizational structure that will permit retention of the gas business.

4. DIVESTITURE OF NONUTILITY ASSETS

WESTGAS TRANSCOLORADO, INC.

  In September 1995, WGT sold its one-third interest in the TransColorado Gas Transmission Company for $3.8 million, which approximated net book value.

WESTGAS GATHERING, INC.

  In August 1994, the Company sold all of its outstanding common stock of WGG, its wholly-owned subsidiary, and certain related operating assets of the Company which were used by WGG for approximately $87 million, subject to certain final closing adjustments. The Company recognized a pre-tax gain of approximately $34.5 million ($19.5 million after-tax or approximately 31 cents per share). In the first quarter of 1995, the Company recognized $2.1 million of this gain as an amount to be refunded to customers in accordance with a March 30, 1995 settlement agreement with the OCC. The refund was completed in late 1995.

FUEL RESOURCES DEVELOPMENT CO.

  In June 1993, the Company's Board of Directors approved pursuing the divestiture of Fuelco, a wholly-owned subsidiary primarily involved in the exploration and production of oil and natural gas. In the fourth quarter of 1993, the Company recorded the estimated effects of the disposition of all properties, including all costs expected to be incurred through the close of operations. The effects of these transactions had no material impact on the Company. The Company has continued to operate one group of assets, the San Juan Coal Bed Methane properties, which has a book value of approximately $19.3 million at December 31, 1995. The Company believes that the remaining investment in these assets is realizable and is pursuing the divestiture of these assets, which is expected to be completed in 1996.

5. CAPITAL STOCK

COMMON STOCK

  The Company has filed a registration statement with the SEC relating to the registration of 1,000,000 common stock shares, $5 par value, and 1,000,000 common share purchase rights. These shares and rights are associated with the Company's Omnibus Incentive Plan discussed in Note 11.

  During 1991, the Company's Board of Directors declared a dividend of one common share purchase right ("right") on each outstanding share of the Company's common stock. All common shares issued will contain this right. Each right stipulates an initial purchase price of $55 per share and also prescribes a means whereby the resulting effect is such that, under the circumstances described below, shareholders would be entitled to purchase additional shares of common stock at 50% of the prevailing market price at the time of exercise. These rights are not currently exercisable, but would become exercisable if certain events occurred related to a person or group acquiring or attempting to acquire 20% or more of the outstanding shares of common stock of the Company.
On August 22, 1995, in connection with the proposed merger (see Note 3), the Company's Rights Agreement was amended to provide that NCE will not be considered an "Acquiring Person" as a result of the execution, delivery, and performance of the Merger Agreement.

  In the event a takeover results in the Company being merged into an acquiror, the unexercised rights could be used to purchase shares in the acquiror at 50% of market price. Subject to certain conditions, if a person or group acquires at least 20% but no more than 50% of the Company's common stock, the Company's Board of Directors may exchange each right held by shareholders other than the acquiring person or group for one share of common stock (or its equivalent).

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


PREFERRED STOCK
                                                         1995                    1994
                                                ----------------------  ----------------------
                                                 SHARES      AMOUNT      SHARES      AMOUNT
                                                ---------  -----------  ---------  -----------
                                                           (THOUSANDS              (THOUSANDS
                                                           OF DOLLARS)             OF DOLLARS)
 Cumulative preferred stock, $100 par value:
 Authorized...................................  3,000,000               3,000,000
                                                =========               =========

 Issued and outstanding:
  Not subject to mandatory redemption:
    4.20% series..............................    100,000    $ 10,000     100,000    $ 10,000
    4 1/4% series (includes $7,500 premium)...    175,000      17,508     175,000      17,508
    4 1/2% series.............................     65,000       6,500      65,000       6,500
    4.64% series..............................    160,000      16,000     160,000      16,000
    4.90% series..............................    150,000      15,000     150,000      15,000
    4.90% 2nd series..........................    150,000      15,000     150,000      15,000
    7.15% series..............................    250,000      25,000     250,000      25,000
                                                ---------    --------   ---------    --------

     Total....................................  1,050,000    $105,008   1,050,000    $105,008
                                                =========    ========   =========    ========

  Subject to mandatory redemption:
    7.50% series..............................    216,000    $ 21,600     216,000    $ 21,600
    8.40% series..............................    222,652      22,265     236,412      23,641
                                                ---------    --------   ---------    --------
                                                  438,652      43,865     452,412      45,241

Less: Preferred stock subject to mandatory
    redemption within one year................    (25,760)     (2,576)    (25,760)     (2,576)
                                                ---------     -------   ---------     -------
     Total....................................    412,892     $41,289     426,652     $42,665
                                                =========     =======   =========     =======

Cumulative preferred stock, $25 par value:
 Authorized...................................  4,000,000               4,000,000
                                                =========               =========

 Issued and outstanding:
  Not subject to mandatory redemption:
    8.40% series..............................  1,400,000     $35,000   1,400,000     $35,000
                                                =========     =======   =========     =======

     The preferred stock may be redeemed at the option of the Company upon at least 30, but not more than 60, days' notice in accordance with the following schedule of prices, plus an amount equal to the accrued dividends to the date fixed for redemption:

     CUMULATIVE PREFERRED STOCK, NOT SUBJECT TO MANDATORY REDEMPTION:

     $100 par value, all series: $101 per share.
     $25 par value, 8.40% series: $25.25 per share.

     CUMULATIVE PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION:

     7.50% series: $102 per share on or prior to August 31, 1996, reducing each year thereafter by $0.25 per share until August 31, 2003, after which the redemption price is $100 per share; 8.40% series: $102.25 per share on or prior to July 31, 1996, and reducing each year thereafter by $0.25 per share until July 31, 2004, after which the redemption price is $100 per share.

     In 1996 and in each year thereafter, the Company must offer to repurchase 12,000 shares of the 7.50% series subject to mandatory redemption at $100 per share, plus accrued dividends to the date set for repurchase, and 13,760 shares of the 8.40% series subject to mandatory redemption at $100 per share, plus accrued dividends to the date set for repurchase. Consequently, this preferred stock to be redeemed is classified as preferred stock subject to mandatory redemption within one year in the December 31, 1995 consolidated balance sheet. In 1995, 1994 and 1993, the Company repurchased 13,760 shares, 2,133 shares and 2,000 shares, respectively, of the 8.40% cumulative preferred series subject to
mandatory redemption.   No other changes in preferred stock occurred in the
three years ended December 31, 1995.


6. LONG-TERM DEBT
                                                                                        1995         1994
                                                                                     -----------  -----------
                                                                                      (THOUSANDS OF DOLLARS)
 Public Service Company of Colorado:
 First Collateral Trust Bonds:
   6% - 6 3/8% series, due January 1, 2001 - November 1, 2005......................    $237,167     $237,167
   7 1/4% series, due January 1, 2024..............................................     110,000      110,000
 First Mortgage Bonds:
   5 3/8%  - 6 3/4% series, due May 1, 1996 - July 1, 1998.........................      95,000       95,000
   8 1/8% series, due March 1, 2004................................................     100,000      100,000
   8 3/4% - 9 7/8% series, due July 1, 2020 - March 1, 2022........................     225,000      225,000
   Pollution Control Series A, 5 7/8%, due March 1, 2004...........................      23,000       23,500
   Pollution Control Series F, 7 3/8%, due November 1, 2009........................      27,250       27,250
   Pollution Control Series G, 5 5/8% - 5 7/8%, due April 1, 2008 - April 2, 2014..      79,500       79,500
   Pollution Control Series H, 5 1/2%, due June 1, 2012............................      50,000       50,000
 Secured Medium-Term Notes, Series A:
     6.35% - 9.25%, due January 11, 1995 - October 30, 2002........................     151,500      149,500
 Unsecured promissory notes:
   11.60% - 12.875%, retired May 1, 1995...........................................           -       15,000
 Unamortized premium...............................................................          24           43
 Unamortized discount..............................................................      (4,568)      (5,105)
 Capital lease obligations, 6.68-14.65%, due in installments through May 31, 2025..      53,567       17,093
                                                                                      ---------    ---------
                                                                                      1,147,440    1,123,948

Cheyenne Light, Fuel and Power Company:
 First Mortgage Bonds:
   7 7/8% series, due April 1, 2003................................................       4,000        4,000
   7.50% series, due January 1, 2024...............................................       8,000        8,000
   Industrial Development Revenue Bonds, 7.25%, due September 1, 2021..............       7,000        7,000

PS Colorado Credit Corporation, Inc.:
 Secured Medium-Term Notes, Series A:
   5.75% - 6.03%, due November 24, 1997 - December 1, 1998.........................      80,000           -

1480 Welton, Inc.:
 12.50% secured promissory note, due in installments through March 1, 1998.........          -         5,480
 13.25% secured promissory note, due in installments through October 1, 2016.......      31,814       32,083

Fuel Resources Development Co.:
 Capital lease obligations, 7.09%, due in installments through March 1, 1995.......          -            13

Natural Fuels Corporation:
 Capital lease obligations, 4.21-11.11% , due in installments through
  October 1, 2000..................................................................         135           56
                                                                                      ---------    ---------
                                                                                      1,278,389    1,180,580
Less: maturities due within one year...............................................      82,836       25,153
                                                                                      ---------    ---------
                                                                                     $1,195,553   $1,155,427
                                                                                     ==========    =========

     Substantially all properties of the Company and its subsidiaries, other than expressly excepted property, are subject to the liens securing the Company's First Mortgage Bonds and First Collateral Trust Bonds or the mortgage bonds and notes of subsidiaries. Additionally, there is a second lien on the electric property securing the Company's First Collateral Trust Bonds. The Company's First Collateral Trust Bonds are additionally secured by an equal amount of First Mortgage Bonds which bear no interest.

     The aggregate annual maturities and sinking fund requirements during the five years subsequent to December 31, 1995 are (in thousands of dollars):


   YEAR      MATURITIES  SINKING FUND REQUIREMENTS   TOTAL
   1996        $ 82,836         $1,160              $ 83,996
   1997         135,064            810               135,874
   1998          77,270            560                77,830
   1999          29,231            560                29,791
   2000           1,659            560                 2,219

     The Company and Cheyenne expect to satisfy substantially all of its sinking fund obligations through the application of property additions.

7. NOTES PAYABLE AND COMMERCIAL PAPER

     Information regarding notes payable and commercial paper for the years ended December 31, 1995 and 1994 is as follows:


                                                                          1995        1994
                                                                       ----------  ----------
                                                                       (THOUSANDS OF DOLLARS)
Notes payable to banks (weighted average interest rates of 6.12% at
 December 31, 1995 and 6.34% at December 31, 1994)...................    $ 45,800    $107,850
Commercial paper (weighted average interest rates of 6.21% at
 December 31, 1995 and 6.22% at December 31, 1994)...................     242,250     216,950
                                                                         --------    --------
                                                                         $288,050    $324,800
                                                                         ========    ========
Maximum amount outstanding at any month-end during the period........    $329,475    $333,865
                                                                         ========    ========

Weighted average amount (based on the daily outstanding balance)
 outstanding for the period (weighted average interest rates of
 6.18% for the year ended December 31, 1995 and 4.58% for the year
 ended December 31, 1994)............................................    $292,226    $273,015
                                                                         ========    ========

8. BANK LINES OF CREDIT AND COMPENSATING BANK BALANCES

     Arrangements by the Company and its subsidiaries for committed lines of credit are maintained entirely by fee payments in lieu of compensating balances. Arrangements for uncommitted lines of credit have no fee or compensating balance requirements.

     On November 17, 1995, the Company, PSCCC, and certain subsidiaries entered into a new credit facility with several banks providing $300 million in committed bank lines of credit. The credit facility, which is used primarily to support the issuance of commercial paper by the Company and PSCCC, alternatively provides for direct borrowings thereunder. Under the facility, which was amended January 31, 1996, Cheyenne, 1480 Welton, Inc., Fuelco, e prime and PSRI are provided access to the credit facility with direct borrowings guaranteed by the Company. The facility expires November 17, 2000.

     Individual arrangements for uncommitted bank lines of credit totaled $100 million at December 31, 1995, of which all remained unused. The Company may borrow under uncommitted preapproved lines of credit upon request; however, the banks have no firm commitment to make such loans.

9. COMMITMENTS AND CONTINGENCIES

REGULATORY MATTERS

1995 Merger Rate Filings

     In connection with the merger with SPS, on November 9, 1995 the Company filed comprehensive proposals with the CPUC, the FERC and the WPSC to obtain approval from such regulatory agencies. The CPUC proposal included, among other things, implementing an electric rate moratorium for five years, allowing for the sharing of earnings in excess of 12.5% return on equity (determined by utilizing the combined operations of the electric, gas and steam departments) on a 50/50 basis between shareholders and customers, retaining the Company's ECA, GCA, and QFCCA mechanisms, implementing quality of service measures and recovering costs incurred in connection with the merger (see Note 3). The quality of service measures included in the CPUC proposal relate to the following four areas: 1) customer complaints, 2) phone response time to customer inquiries, 3) response time to customer-initiated gas odor complaints, and 4) electric service availability. In the event that the Company does not meet the proposed quality of service measures, earnings may be reduced by up to $4 million on an annual basis. Additionally, the proposed sharing of earnings in excess of 12.5% return on equity would supersede the QFCCA earnings test discussed below. The CPUC has scheduled hearings on this matter for July 1996. The FERC and WPSC have not yet scheduled any proceedings related to the proposed merger. However, during January 1996, the FERC issued a Notice of Inquiry concerning its merger policy under the Federal Power Act to determine whether the criteria and policies for evaluating mergers needs to be revised.

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

     With respect to the QFCCA, the CPUC issued a final decision in January 1996 which required the following: 1) an earnings test be implemented with a 50/50 sharing between the ratepayers and shareholders of earnings in excess of 11%, the Company's authorized rate of return on regulated common equity; 2) the calculation will be based on the Company's electric department earnings only; and 3) implementation will be on a prospective basis effective October 1, 1996, utilizing a test period for the prior twelve months ended June 30, 1996, unless superseded by a CPUC decision prior to the effective date. The Company intends to address this issue in connection with the merger rate filing discussed above.

     During 1994, the CPUC initiated proceedings for reviewing the justness and reasonableness of GCA and ECA mechanisms used by gas and electric utilities within its jurisdiction. On April 14, 1995, the CPUC issued a final order which retained the GCA with no modifications and closed its investigation of the GCA mechanism. With respect to the ECA, in compliance with an order issued by the CPUC in March 1995, the Company completed a filing on September 1, 1995 requesting the CPUC to open a docket to investigate its ECA. The CPUC opened a docket to review whether the ECA should be maintained in its present form, altered or eliminated. On January 8, 1996, the CPUC combined this docket with the merger docket discussed above.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS-(COINTINUED)

     The CPUC approved the recovery of certain energy efficiency credits from retail jurisdiction customers through the DSMCA in June 1994. In December 1994, the OCC filed an appeal of the CPUC's decision in the Denver District Court.
The Denver District Court approved the collection of these credits in June 1995, subject to refund. Accordingly, effective July 1, 1995, the Company began collection of the December 31, 1994 balance of unbilled revenue related to these credits. To date, the Company has recognized approximately $9.6 million of revenue related to these credits ($6.5 million unbilled). The Company believes the CPUC's decision will be upheld, however, if the OCC is successful in its appeal, the Company could be required to reverse these unbilled revenues and refund to customers the amounts previously collected. It is expected that this matter will be decided in early 1996 by the Denver District Court based on the written pleadings submitted in October 1995.

Incentive Regulation and Demand Side Management

     The CPUC's investigation into alternative annual revenue reconciliation mechanisms and incentive mechanisms related to the Company's DSM programs was completed in 1995. The major provisions of the final order, effective December 27, 1995, included: 1) not to proceed with any of the proposed mechanisms; 2) to reduce the recovery period for certain costs of the Company's DSM programs from seven to five years for expenditures made on or after January 1, 1995; 3) not to establish DSM targets for 1997 and 1998; 4) not to adopt a penalty for failure to achieve DSM targets; and 5) to approve the Company's proposal to forego incentive payments for DSM programs.

Rate Cases

     In November 1993, the CPUC issued its final written decision regarding the Company's 1993 rate case, lowering the Company's annual base rate revenue requirement by approximately $5.2 million (a $13.1 million electric revenue decrease partially offset by a $7.1 million gas revenue increase and a $0.8 million steam revenue increase) with new rates effective December 1, 1993.

     The Phase II proceedings of the 1993 rate case addressed cost allocation issues and specific rate changes for the various customer classes based on the results of the Phase I decision. The CPUC approved a settlement agreement related to gas rates and the new gas rates were implemented effective October 1, 1995. A final decision on rehearing, reargument and reconsideration for the Phase II proceedings related to electric rates was issued in February 1996 with new rates expected to be effective in early 1996.

     The Company filed a rate case with the FERC on December 29, 1995, requesting a slight overall rate increase (less than 1%) from its wholesale electric customers. This filing, among other things, requested approval for recovery of OPEB costs under SFAS 106, postemployment benefit costs under SFAS 112 and new depreciation rates based on the Company's most recent depreciation study.

Federal Energy Regulatory Commission

     On March 29, 1995, the FERC issued a NOPR on Open Access Non-Discriminatory Transmission Services by Public Utilities and Transmitting Utilities and a supplemental NOPR on Recovery of Stranded Costs.

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

     On June 26, 1995, the Company filed transmission tariffs with the FERC that are intended to meet the comparability of service requirements as set out in the NOPR ("PSCo Tariffs"). Concurrently with the comparability filing, e prime, a non-regulated energy services subsidiary of the Company, filed a power marketer application with the FERC. Subsequently on August 18, 1995, Cheyenne filed transmission tariffs with the FERC that are intended to meet the NOPR comparability of service requirements ("Cheyenne Tariffs"). In an order issued on October 13, 1995, the FERC accepted the PSCo Tariffs and the Cheyenne Tariffs, subject to modification based on the outcome of the NOPR proceeding, effective as of August 25, 1995. It is anticipated that a final rule, which could be modified from the current proposal, could take effect in 1996. The FERC also set the rates in the PSCo Tariffs and Cheyenne Tariffs for hearing.
On January 24, 1996, e prime filed with the FERC an amended power marketer application. On January 26, 1996, PSCo and Cheyenne filed revised tariffs containing terms and conditions conforming to the FERC's pro forma tariffs as set out in the NOPR.

ENVIRONMENTAL ISSUES

Overview

     As described below, the Company has been or is currently involved with the clean-up of contamination from certain hazardous substances. In all situations, the Company is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, the Company intends to pursue recovery from other potentially responsible parties. To the extent such costs are not recovered, the Company currently believes it is probable that such costs will be recovered through the rate regulatory process. However, as part of its merger filings (see discussion in "Regulatory Matters - 1995 Merger Rate Filings"), the Company has proposed implementing an electric rate moratorium for five years, and if its regulatory authorities accept this proposal, the likelihood of the recovery of such clean-up costs through the regulatory process may be diminished. To the extent any costs are not recovered through the options listed above, the Company would be required to recognize an expense for such unrecoverable amounts.

Environmental Site Cleanup

     Under the CERCLA, the EPA has identified, and a Phase II environmental assessment has revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The Company has completed the cleanup of this site
which began in November 1992.   The cost of such clean-up was approximately $9
million as of December 31, 1995. On January 3, 1996, in a lawsuit by the Company against its insurance providers, the Denver District Court entered final judgment in favor of the Company in the amount of $5.6 million for certain clean up costs at Barter. One of the insurance providers has appealed the Court's judgment to the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). Previously, the Company has received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. In addition, the Company expects to recoup additional expenditures by sale of the Barter property.

     PCB presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against the Company in Denver District Court. The action alleged that the Company was responsible for the

PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between the Company and the building owners resolving all claims between the Company and the building owners. In December 1995, complaints were filed by the Company against all applicable insurance carriers in Denver District Court.

     The Ramp Industries disposal facility, located in Denver, Colorado has been designated by the EPA as a Superfund hazardous waste site pursuant to CERCLA and, on November 29, 1995, the Company received from the EPA a Notice of Potential Liability and Request for Information related to such site. The EPA is conducting an investigation of the contamination at this site and is in the process of identifying the nature and quantities of hazardous wastes delivered to, processed and currently stored at the site by PRPs. The Company has responded to the EPA's request. The estimated cost to investigate and remediate site contamination is not available as the EPA is in the initial stages of its investigation. At this time, the Company cannot estimate the amount, if any, of its potential liability related to this matter.

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

Other Environmental Matters

     Under the Clean Air Act Amendments of 1990, coal burning power plants are required to reduce SO2 and NOx emissions to specified levels through a phased approach. The Company is currently meeting Phase I emission standards placed on SO2 through the use of low sulfur coal and the operation of pollution control equipment on certain generation facilities. The Company will be required to modify certain boilers by the year 2000 to reduce NOx emissions in order to comply with Phase II requirements. The estimated costs for future plant modifications total approximately $51.4 million. The Company is studying its options to reduce SO2 emissions and currently does not anticipate that these regulations will significantly impact its operations.

     In April 1992, the Company acquired interests in the two generating units at the Hayden Steam Electric Generating Station located near Hayden, Colorado. The Company currently is the operator of the Hayden station and owns an undivided interest in each of the two generating units at the station which in total average approximately 53%.

     On August 18, 1993, a conservation organization filed a complaint in the U.S. District Court for the District of Colorado pursuant to Section 304 of the Federal Clean Air Act, against the Company and the other joint owners of the Hayden station. The plaintiff alleges that: 1) the station exceeded the 20% opacity limitations in excess of 19,000 six minute intervals during the period extending from the last quarter of 1988 through mid-1993 based on the data and reports obtained from the station's COM's, which measure average emission stream opacity in six minute intervals on a continuous basis, 2) the station was operated for over two weeks in late 1992 without a functioning electrostatic precipitator which constituted a modification of the station without the requisite permit from the Colorado Department of Public Health and Environment, and 3) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The joint owners of the station contest all of these claims and contend that there were no violations of the opacity limitation, because pursuant to the Colorado state implementation plan, visual emissions are to be measured by qualified personnel using the EPA's visual test known as Method 9 and not by any measurements from the station's COMs as alleged by the plaintiff.

     Discovery was completed and oral arguments on summary judgment motions were heard in mid-May 1995. On July 21, 1995, the U.S. District Court entered partial summary judgment on liability issues in favor of the plaintiff in regards to the claims described in items 1) and 3) above and denied the plaintiff's motion in regards to the claims described in item 2) above. On July 31, 1995, the joint owners filed a petition for an interlocutory appeal with the 10th

Circuit Court of Appeals. On August 21, 1995, the joint owners' petition for permission to appeal was denied. Subsequent to the denial of the joint owners' petition, the U.S. District Court dismissed the plaintiffs claims described in item 2) above. The joint owners are pursuing a settlement with the conservation organization, the Colorado Department of Public Health and Environment and the EPA. If settlement is not reached, court hearings for injunctive relief, scheduled for May 1996, and the determination of penalties in connection with the litigation, not yet scheduled, will be held. Further appeals could be pursued by the joint owners if settlement is not achieved.

     In December 1995, the conservation organization filed a motion for summary judgment which would require the joint owners to come into compliance with the opacity requirements identified in the August 1993 compliant within 60 days or submit a plan for the installation of additional pollution control equipment. On January 26, 1996, the joint owners and the conservation organization reached an agreement providing for a stay of such litigation for 30 days to allow the parties to concentrate their efforts on settlement. If settlement is not achieved by the end of the stay, the Company cannot predict whether litigation activities would resume, however, it anticipates that settlement discussions would continue even if litigation activities did resume.

     Additionally, the Company had received and responded to a request from the EPA for information related to the plant and, on January 18, 1996, the EPA issued a notice of violation stating the plant had exceeded the 20% opacity limitations in excess of 10,000 additional six-minute intervals during the period extending from mid-1993 to mid-1995. It is expected that the joint owners will be able to resolve the issues related to this notice of violation as part of the settlement discussions previously mentioned.

     At this time, the Company is not able to estimate the amount, if any, of its potential liability for penalties. The plaintiff has requested, among other things, that the joint owners "pay to the EPA to finance air compliance and enforcement activities, as provided for by 42 U.S.C. section 7604(g) (1), a penalty of $25,000 per day for each of their violations of the Clean Air Act." The statute provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. In setting penalties in its own enforcement actions, the EPA relies, in part, on such factors as the economic benefit of noncompliance, the actual or possible harm of noncompliance, the size of the violator, the willfulness or negligence of the violator and its degree of cooperation in resolving the matter. The Company cannot predict the level of penalties, if any, or the remedies that the court or the EPA may impose if settlement is not reached or if the joint owners are unsuccessful in a subsequent appeal.

     It is expected that additional pollution control equipment and practices will be required at the station. The additional equipment and practices would be designed to address particulate matter, SO2 and NOx emission concerns raised by this litigation and by the Mt. Zirkel Wilderness Area Reasonable Attribution Study, which is expected to be finalized during 1996. The Company is evaluating the economic impact of adding such pollution control equipment and practices on future plant operations.

     The Company believes that, consistent with historical regulatory treatment, any costs for pollution control equipment to comply with pollution control regulations would be recovered from its customers. However, no assurance can be given that this practice will continue in the future.

PURCHASE REQUIREMENTS

Coal purchases and transportation

     At December 31, 1995, the Company had in place long-term contracts for the purchase of coal through 2017. The minimum remaining quantities to be purchased under these contracts total 86 million tons. The coal purchase prices are subject to periodic adjustment for inflation and market conditions. Total estimated obligations, based on current prices, were approximately $769 million at December 31, 1995.

     The Company has entered into long-term contracts for the transportation of coal by railroad in Company-owned or leased railcars to existing power plants. These agreements, expiring in 2000, provide for a minimum remaining transport quantity of 21 million tons. Coal transport contract prices are negotiated based on market conditions and are adjusted periodically for inflation and operating factors. Total estimated obligations, based on current prices, were approximately $50 million at December 31, 1995.

Natural gas purchases and transportation

     The Company and Cheyenne have entered into long-term contracts for the purchase, firm transportation and storage of natural gas. These contracts, excluding the thirty year contract with Young Storage which has been accounted for as a capital lease, expire on various dates through 2001. In compliance with the rules established by FERC Order 636, the Company renegotiated contracts during 1993 with its two primary gas pipeline suppliers and committed to continue purchasing gas through 1996. The Company will not incur any gas supply realignment costs otherwise applicable under FERC Order 636. At December 31, 1995, the Company and Cheyenne have minimum obligations under such contracts of approximately $46 million in 1996 declining thereafter for a total estimated commitment of approximately $97 million.

Purchased power

     The Company and Cheyenne have entered into agreements with utilities and QFs for purchased power to meet system load and energy requirements, replace generation from Company-owned units under maintenance and outages, and meet the Company's operating reserve obligation to the Pool.

     The Company has various pay-for-performance contracts with QFs having expiration dates through the year 2026. In general, these contracts provide for capacity payments, subject to the QFs meeting certain contract obligations, and energy payments based on actual power taken under the contracts. The capacity and energy costs are recovered through base rates, the ECA and QFCCA. Additionally, the Company and Cheyenne have long-term purchased power contracts with various regional utilities expiring through 2018. In general, these contracts provide for capacity and energy payments which approximate the cost of the sellers. These costs have historically been recoverable through the ECA; however, effective December 1, 1993, the Company's capacity costs were reflected in base rates. Total capacity and energy payments associated with such contracts were $445 million, $427 million, and $366 million in 1995, 1994 and 1993, respectively.

     At December 31, 1995, the estimated future payments for capacity that the Company and Cheyenne are obligated to purchase, subject to availability, are as follows:

                                     REGIONAL
                           QFS      UTILITIES     TOTAL
                        ----------  ----------  ----------
                              (THOUSANDS OF DOLLARS)
 1996.................  $  144,019  $  176,712  $  320,731
 1997.................     144,102     185,127     329,229
 1998.................     143,818     186,733     330,551
 1999.................     143,794     178,860     322,654
 2000.................     141,878     168,372     310,250
 2001 and thereafter..   1,146,656   1,426,895   2,573,551
                        ----------  ----------  ----------
   Total..............  $1,864,267  $2,322,699  $4,186,966
                        ==========  ==========  ==========

     Historically, all minimum coal, coal transportation, natural gas and purchased power requirements have been met.

Other purchases

     Commitments made for the purchase of materials, plant and equipment additions, DSM expenditures and other various items aggregated approximately $599 million at December 31, 1995.

EMPLOYEE LITIGATION

     Several employee lawsuites have been filed against the Company involving alleged sexual/age/race/disability discrimination. The Company is actively contesting all such lawsuits and believes the ultimate outcome will not have a material impact on the Company's results of operations, financial position or cash flow.

     In one of the cases, certain employees terminated as part of the Company's 1991/1992 organizational analysis asserted breach of contract and promissory estoppel with respect to job security and breach of the covenant of good faith and fair dealing. Of the 21 actions filed, the trial court directed verdicts in favor of the Company in 19 cases. Two cases went to a jury, which entered verdicts adverse to the Company. All 21 decisions are currently on appeal, but the Company believes its liability, if any, will not have a material impact on the Company's results of operations, financial position or cash flow.

UNION CONTRACTS

     In early December 1995, the Company's contracts with the International Brotherhood of Electrical Workers, Local 111 expired. Previously, an arbitrator had rejected the Company's attempt to cancel the contract. The parties have been unable to reach agreement through the negotiation process and, as a result, will enter binding arbitration on March 20, 1996, as required under the provisions of the contracts. Contract provisions will be determined as part of the binding arbitration process, including the length of the contract extension and wages. In addition, the International Brotherhood of Electrical Workers, Local 111 has filed a grievance relating to the employment of certain non-union personnel to perform services for the Company, which matter is currently in arbitration. Approximately 2,150 employees or 45% of the Company's total workforce, are represented by Local 111.

LEASING PROGRAM

  The Company and its subsidiaries lease various equipment and facilities used in the normal course of business, some of which are accounted for as capital leases. Expiration of the capital leases range from 1998 to 2025. The net book value of property under capital leases was $53.7 million and $17.1 million at December 31, 1995, and 1994, respectively. Assets acquired under capital leases are recorded as property at the lower of fair-market value or the present value of future lease payments, and are amortized over their actual contract term in accordance with practices allowed by the CPUC. The related obligation is classified as long-term debt. Executory costs are excluded from the minimum lease payments.

  The majority of the operating leases are under a leasing program that has initial noncancellable terms of one year, while the remaining leases have various terms. These leases may be renewed or replaced. No material restrictions exist in these leasing agreements concerning dividends, additional debt, or further leasing. Rental expense for 1995, 1994 and 1993 was $23.5 million, $29.7 million and $28.1 million, respectively.

 Estimated future minimum lease payments at December 31, 1995 are as follows:


                                                   CAPITAL   OPERATING
                                                    LEASES    LEASES
                                                   --------  ---------
                                                  (THOUSANDS OF DOLLARS)
1996.............................................  $  9,776   $ 19,953
1997.............................................     9,586     19,947
1998.............................................     9,379     19,053
1999.............................................     7,904     13,320
2000.............................................     5,096     11,643
All years thereafter.............................    86,212     22,041
                                                   --------   --------
    Total future minimum lease payments..........   127,953   $105,957
                                                              ========
    Less amounts representing interest...........    74,251
                                                   --------
    Present value of net minimum lease payments..  $ 53,702
                                                   ========

  The Company has in place a leasing program which includes a provision whereby the Company indemnifies the lessor for all liabilities which might arise from the acquisition, use, or disposition of the leased property.

FORT ST. VRAIN

 See Note 2 for certain contingencies relating to Fort St. Vrain.

10.  JOINTLY-OWNED ELECTRIC UTILITY PLANTS

  The Company's investment in jointly-owned plants and its ownership percentages as of December 31, 1995 is:


                                                     PLANT                 CONSTRUCTION
                                                      IN     ACCUMULATED     WORK IN
                                                    SERVICE  DEPRECIATION    PROGRESS    OWNERSHIP %
                                                    -------  ------------  ------------  -----------
                                                                 (THOUSANDS OF DOLLARS)
  Hayden Unit 1................................... $ 37,846       $28,971        $  702       75.50
  Hayden Unit 2...................................   58,039        31,894           116       37.40
  Hayden Common Facilities........................    1,870           349           891       53.10
  Craig Units 1 & 2...............................   57,057        22,426           627        9.72
  Craig Common Facilities Units 1 & 2.............    7,702         2,957           775        9.72
  Craig Common Facilities Units 1,2 & 3...........    8,383         3,159           387        6.47
  Transmission Facilities, Including Substations..   79,069        20,811           111   42.0-73.0
                                                   --------      --------        ------
                                                   $249,966      $110,567        $3,609
                                                   ========      ========        ======

     These assets include approximately 320 Mw of net dependable generating capacity. The Company is responsible for its proportionate share of operating expenses (reflected in the consolidated statements of income) and construction expenditures.

11. EMPLOYEE BENEFITS

PENSIONS

     The Company and Cheyenne maintain a noncontributory defined benefit pension plan covering substantially all employees.

The net pension expense in 1995, 1994 and 1993 was comprised of:

                                                    1995       1994       1993
                                                 ----------  ---------  ---------
                                                      (THOUSANDS OF DOLLARS)
Service cost...................................  $  11,659   $ 16,169   $ 15,868
Interest cost on projected benefit obligation..     46,570     45,518     38,106
Actual return on plan assets...................   (123,531)     5,844    (52,369)
Amortization of net transition asset...........     (3,674)    (3,674)    (3,674)
Other items....................................     75,521    (56,996)     8,219
                                                 ---------   --------   --------

 Net pension expense...........................  $   6,545   $  6,861   $  6,150
                                                 =========   ========   ========

     The pension plan was amended in 1994 (as discussed below) requiring the use of two sets of assumptions in the calculation of the 1994 net periodic pension cost. Significant assumptions used in determining net periodic pension cost were:

                                                                        APR -DEC   JAN - MAR
                                                                 1995     1994        1994     1993
                                                                 -----  ---------  ----------  -----
 Discount rate.................................................  8.75%       8.0%        7.5%   8.2%
 Expected long-term increase in compensation level.............   5.0%       5.0%        5.0%   5.5%
 Expected weighted average long-term rate of return on assets..  9.75%      10.5%       10.5%  11.0%

     Variances between actual experience and assumptions for costs and returns on assets are amortized over the average remaining service lives of employees in the plan.

     A comparison of the actuarially computed benefit obligations and plan assets at December 31, 1995 and 1994, is presented in the following table. Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund and government securities held either directly or in commingled funds. The Company and Cheyenne's funding policy is to contribute annually, at a minimum, the amount necessary to satisfy the IRS funding standards.


                                                       1995        1994
                                                    ----------  ----------
                                                    (THOUSANDS OF DOLLARS)
 Actuarial present value of benefit obligations:
    Vested........................................    $523,539    $410,117
    Nonvested.....................................      31,678      30,136
                                                      --------    --------
                                                       555,217     440,253
Effect of projected future salary increases.......      91,810      87,079
                                                     ---------   ---------

Projected benefit obligation for service rendered
 to date..........................................     647,027     527,332

Plan assets at fair value.........................    (588,314)   (491,735)
                                                     ---------   ---------
Projected benefit obligation in excess of plan
 assets...........................................     (58,713)    (35,597)
Unrecognized net loss.............................      62,092      33,650
Prior service cost not yet recognized in net
 periodic pension cost............................      30,063      32,368
Unrecognized net transition asset at January 1,
 1986, being recognized over 17 years.............     (25,716)    (29,390)
                                                     ---------   ---------
Prepaid pension asset.............................   $   7,726   $   1,031
                                                     =========   =========


     Significant assumptions used in determining the benefit obligations at the end of each respective year were:

                                                     1995   1994
                                                     -----  -----

 Discount rate.....................................  7.25%  8.75%
Expected long-term increase in compensation level..   4.0%   5.0%

     On January 25, 1994, the Board of Directors approved an amendment to the Plan which offered an incentive for early retirement for employees age 55 or older with 20 years of service as well as a Severance Enhancement Program ("SEP") option for these same eligible employees for the period February 4, 1994 to April 1, 1994. The Plan amendment generally provided for the following retirement enhancements: a) unreduced early retirement benefits, b) three years of additional credited service, and c) a supplement of either a one-time payment equal to $400 for each full year of service to be paid from general corporate funds or a $250 social security supplement each month up to age 62 to be paid by the Plan.

    The SEP provided for: a) a one-time severance ranging from $20,000 -$90,000, depending on an employee's organization level, b) a continuous years of service bonus (up to 30 years), and c) a cash benefit of $10,000.

    Approximately 550 employees elected to participate in the early retirement/severance enhancement program, of which approximately 370 employees elected the early retirement benefit. The total cost of the program was approximately $39.7 million. These costs were deferred and, effective April 1, 1994, are being amortized to expense over approximately 4.5 years in accordance with rate regulatory treatment. This amortization period represents the participants' average remaining years of service to their expected retirement date.

    During 1993, the Board of Directors of the Company approved amendments that:
1) eliminated the minimum age of 21 for receiving credited service, 2) provided for an automatic increase in monthly payments to a retired plan member in the event the member's spouse or other contingent annuitant dies prior to the member, and 3) provided for Average Final Compensation to be based on the highest average of three consecutive years compensation. These plan changes increased the projected benefit obligation by approximately $24.6 million.

INVOLUNTARY SEVERANCE PROGRAM

    During 1994, in a continuing effort to lower operating costs, the Company implemented an involuntary severance program which reduced management and staff levels by approximately 550 employees. Approximately $10.7 million of involuntary severance costs were accrued, of which $8.7 million reduced pre-tax earnings.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS

    The Company and Cheyenne provide certain health care and life insurance benefits for retired employees. A significant portion of the employees become eligible for these benefits if they reach either early or normal retirement age while working for the Company or Cheyenne. Historically, the Company has recorded the cost of these benefits on a pay-as-you-go basis, consistent with the regulatory treatment. Effective January 1, 1993, the Company and Cheyenne adopted SFAS 106 costs based on the level of expense determined in accordance with the CPUC and WPSC. SFAS 106 requires the accrual, during the years that an employee renders service to the Company, of the expected cost of providing postretirement benefits other than pensions to the employee and the employee's beneficiaries and covered dependents. The adoption of SFAS 106 did not have a material impact on the Company's consolidated results of operations, financial position or cash flow.

    The Company is transitioning to full accrual accounting for OPEB costs between January 1, 1993 and December 31, 1997, consistent with the accounting requirements for rate regulated enterprises. All OPEB costs deferred during the transition period will be amortized on a straight line basis over the subsequent 15 years. Effective December 1, 1993, the Company began recovering such costs as provided in the Fort St. Vrain Supplemental Settlement Agreement. On January 13, 1995, the CPUC approved the 1994 revision to the Supplemental Settlement Agreement, which accelerated the recovery of OPEB costs to comply with SFAS 106 and approved other changes to certain ratemaking principles. The change in recovery was retroactive to January 1, 1994, and accordingly, resulted in an increased OPEB expense for that year and subsequent years.

    The Company filed a FERC rate case in December 1995 which included a request for approval to recover all electric wholesale jurisdiction SFAS 106 costs. Effective January 1, 1993, Cheyenne began recovering SFAS 106 costs as approved by the WPSC. The Company and Cheyenne fund SFAS 106 costs in external trusts based on the amounts reflected in cost-of-service, consistent with the respective rate orders.

     The net periodic postretirement benefit cost in 1995, 1994 and 1993 under SFAS 106 was comprised of:

                                                                                                 1995       1994       1993
                                                                                              ---------  ----------  --------
                                                                                                    (THOUSANDS OF DOLLARS)
Service cost..............................................................................     $  6,027   $  6,101    $  4,943
Interest cost on projected benefit obligation.............................................       24,761     24,111      20,828
Return on plan assets.....................................................................       (2,578)      (938)       (164)
Amortization of net transition obligation at January 1, 1993
assuming a 20 year amortization period....................................................       12,710     12,710      12,710
                                                                                               --------   --------    --------

Net postretirement benefit cost required by SFAS 106......................................       40,920     41,984      38,317
OPEB expense recognized in accordance with current regulation.............................      (30,893)   (30,266)    (12,462)
                                                                                               --------   --------    --------
Increase in regulatory asset (Note 1).....................................................       10,027     11,718      25,855
Regulatory asset at beginning of year.....................................................       37,573     25,855           -
                                                                                               --------   --------    --------
Regulatory asset at end of year...........................................................     $ 47,600   $ 37,573    $ 25,855
                                                                                               ========   ========    ========

 Significant assumptions used in determining net periodic postretirement benefit cost were:

                                                                                                       APR -DEC   JAN - MAR
                                                                                              1995       1994        1994      1993
                                                                                            --------   --------    --------  -------
Discount rate..........................................................................       8.75%       8.0%        7.5%     8.2%
Expected long-term increase in compensation level......................................       5.0%       5.0%        5.0%      5.5%
Expected weighted average long-term rate of return on assets...........................       9.75%      10.5%       10.5%    10.5%

     A comparison of the actuarially computed benefit obligations and plan assets at December 31, 1995 and 1994 is presented in the following table. Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund, government securities and other short-term investments held either directly or in commingled funds.

                                                          1995            1994
                                                      ------------      --------
                                                         (THOUSANDS OF DOLLARS)
Accumulated postretirement benefit obligation:
 Retirees and eligible beneficiaries...............    $122,395          $95,382
 Other fully eligible plan participants............      93,161           71,683
 Other active plan participants....................     102,739           86,505
                                                       ---------        --------
                Total..............................     318,295          253,570
Plan assets at fair value, excluding amounts
 funded in a non-qualified trust, totaling $2.5
 million at December 31, 1995......................     (38,623)         (18,114)
                                                       ---------        ---------

Accumulated benefit obligation in excess of
 plan assets.......................................     279,672          235,456
Unrecognized net gain (loss).......................     (11,905)          35,423
Unrecognized transition obligation.................    (216,063)        (228,773)
                                                       ---------        ---------
Accrued postretirement benefit obligation..........    $  51,704        $ 42,106
                                                       =========        =========

     Significant assumptions used in determining the accumulated postretirement benefit obligation at the end of each respective year were:


                                                     1995   1994
                                                     -----  -----
Discount rate.....................................  7.25%  8.75%
Ultimate health care cost trend rate..............   4.5%   6.0%
Expected long-term increase in compensation level.   4.0%   5.0%

  The assumed health care cost trend rate for 1996 is 9.5%, decreasing to 4.5% in 2006 in 0.5% annual increments. A 1% increase in the assumed health care cost trend will increase the estimated total accumulated benefit obligation by $41.6 million, and the service and interest cost components of net periodic postretirement benefit costs by $5.1 million.

POSTEMPLOYMENT BENEFITS

  The Company and Cheyenne adopted SFAS 112 on January 1, 1994, the effective date of the statement. SFAS 112 establishes the accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (postemployment benefits). At December 31, 1995 and 1994, the Company had recorded a $23.5 million and $21.0 million regulatory asset (see Note 1) and a corresponding liability on the consolidated balance sheet, assuming a 7.25% and an 8.0% discount rate, respectively. The Company has historically recorded these costs on a pay-as-you-go basis. The Company filed a FERC rate case in December 1995 which included a request for recovery of all electric wholesale jurisdiction SFAS 112 costs. The Company believes it is probable that it will receive FERC and other regulatory approvals to recover these costs in the future.

INCENTIVE COMPENSATION

  The Omnibus Incentive Plan provides for annual and long-term incentive awards for officers and management employees. One million shares of common stock have been authorized for awards under the Plan as it allows for the issuance of restricted shares and/or stock options. Cash, restricted stock and stock option awards were made under the Omnibus Incentive Plan during 1995, 1994 and 1993. The stock options are issued at the fair market value of the Company's common stock at the date of issue and vest over a three-year period. During 1995, 1994 and 1993, 161,000, 149,700 and 58,544 options to purchase stock were granted with weighted-average exercise prices of $30.29, $28.73 and $28.125, respectively. During 1995, 267 options were exercised at a price of $29.00 per share. There were no options exercised in 1994 or 1993. At December 31, 1995, 347,931 options were outstanding with a weighted-average exercise price of $29.33 of which 125,931 shares were exercisable at a weighted-average exercise price of $28.52. In the event the Company is subject to a change in control, all stock-based awards, such as options and restricted shares, will vest 100% and all performance awards will be paid out immediately in cash, as if the performance objectives have been obtained through the effective date of the change in control.

  The Employee Incentive Plan provides for cash awards to all employees based on the achievement of corporate goals. Certain performance goals were met in each of the last three years.

  The expenses accrued under the Omnibus Incentive Plan and the Employee Incentive Plan totaled approximately $6.4 million in 1995, $6.0 million in 1994 and $5.2 million in 1993.

12.  FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

     The following table presents the carrying amounts and fair values of the Company's significant financial instruments at December 31, 1995 and 1994. The carrying amount of all other financial instruments approximates fair value.
SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.


                                                               1995                    1994
                                                       --------------------  ----------------------
                                                        CARRYING      FAIR      CARRYING      FAIR
                                                         AMOUNT      VALUE       AMOUNT      VALUE
                                                       ----------  ----------  ----------  ----------
                                                                   (THOUSANDS OF DOLLARS)
    Investments, at cost.............................  $   10,083  $   10,131  $    7,308  $    7,283
    Preferred stock subject to mandatory redemption..      43,865      45,184      45,241      45,518
    Long-term debt...................................   1,229,231   1,307,128   1,168,480   1,119,391


     The fair value of the debt and equity securities included in Investments, at cost is estimated based on quoted market prices for the same or similar investments. The debt securities are classified as held-to-maturity and the equity securities are classified as available-for-sale. The unrealized holding gains and losses for these debt and equity securities are not significant.

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

OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

     In accordance with NRC decommissioning funding requirements for nuclear power reactors, the Company has a $43 million irrevocable letter of credit which bears a market interest rate. The NRC is the beneficiary of this letter of credit. At December 31, 1995 and 1994, no amounts were outstanding under this letter of credit. In general, such letter of credit may be exercised by the NRC in the event the Company is in default of its performance obligations under the decommissioning plan.

     YGSC, a wholly-owned subsidiary, and the Company have guaranteed 50% of amounts financed under a $32 million Credit Agreement among Young Gas and various lending institutions entered into on June 27, 1995. This debt financing is for the development, construction and operation of an underground natural gas storage facility in northeastern Colorado.

CONCENTRATION OF CREDIT RISK - ACCOUNTS RECEIVABLE

     No individual customer or group of customers engaged in similar activities represents a material concentration of credit risk to the Company and its subsidiaries.

13.  INCOME TAXES

     The provisions for income taxes for the years ended December 31, 1995, 1994 and 1993 consist of the following:


                                            1995       1994      1993
                                           -------    -------   -------
                                             (THOUSANDS OF DOLLARS)
 Current income taxes:
    Federal..............................  $58,728    $22,081   $34,684
    State................................    2,807     (2,016)   (2,208)
                                           -------    -------   -------
      Total current income taxes.........   61,535     20,065    32,476
                                           -------    -------   -------

Deferred income taxes:
    Federal..............................   38,006     31,042    27,929
    State................................    1,164      3,192     5,506
                                           -------    -------   -------
      Total deferred income taxes........   39,170     34,234    33,435
                                           -------    -------   -------
Investment tax credits - net.............   (5,348)    (5,799)   (4,917)
                                           -------    -------   -------
Total provision for income taxes.........  $95,357    $45,500   $60,994
                                           =======    =======   =======

     During 1994, as a result of a detailed analysis of the income tax accounts, the Company recorded a decrease in its income tax liabilities, which served to reduce Federal and state income tax expenses by approximately $21.3 million, or 34 cents per share. The detailed analysis was completed in conjunction with the Company's implementation of the full normalization method of accounting for income taxes as provided for in a rate order from the CPUC.

     A reconciliation of the statutory U.S. income tax rates and the effective tax rates follows:


                                                     1995              1994             1993
                                                ---------------  ----------------  ---------------
                                                               (THOUSAND OF DOLLARS)
 Tax computed at U.S. statutory rate on
    pre-tax accounting income.................  $95,975   35.0%  $ 76,569   35.0%  $76,424   35.0%
 Increase (decrease) in tax from:
  Allowance for funds used
    during construction.......................   (2,495)  (0.9)    (2,449)  (1.1)   (4,369)  (2.0)
  Amortization of investment tax credits......   (5,348)  (1.9)    (5,792)  (2.6)   (4,889)  (2.2)
  Cash surrender value of life
    insurance policies........................   (9,546)  (3.5)    (7,643)  (3.5)   (6,386)  (2.9)
  Capitalized software, net of amortization...        -      -          -      -    (4,820)  (2.2)
  Capitalized overheads.......................        -      -          -      -     7,170    3.3
  Lease amortization..........................        -      -          -      -     3,692    1.7
  Amortization of prior flow-through amounts..   10,509    3.8     10,509    4.8       934    0.4
  Adoption of SFAS 109........................        -      -          -      -    (1,911)  (0.9)
  Tax accrual adjustment......................        -      -    (21,262)  (9.7)        -      -
  Other-net...................................    6,262    2.3     (1,432)  (0.7)   (4,851)  (2.2)
                                                -------   ----   --------   ----   -------   ----
    Total income taxes........................  $95,357   34.8%  $ 48,500   22.2%  $60,994   28.0%
                                                =======   ====   ========   ====   =======   ====

     The Company and its subsidiaries adopted SFAS 109 on January 1, 1993. The impact of adoption was not material to the consolidated results of operations and, therefore, was not reflected as the cumulative effect of a change in accounting principle.

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

     The tax effects of significant temporary differences representing deferred tax liabilities and assets as of December 31, 1995 and 1994 are as follows:


                                                          1995        1994
                                                       ----------  ----------
                                                       (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
Accelerated depreciation and amortization............    $376,468    $332,222
Plant basis differences (prior flow-through).........     152,631     188,194
Allowance for equity funds used during construction..      50,411      49,824
Pensions.............................................      36,583      35,975
Other................................................      50,760      41,792
                                                         --------    --------
 Total...............................................     666,853     648,007
Deferred income tax assets:
Investment tax credits...............................      69,751      73,270
Contributions in aid of construction.................      55,654      47,832
Other................................................      52,534      61,946
                                                         --------    --------
 Total...............................................     177,939     183,048
                                                         --------    --------
Net deferred income tax liability....................    $488,914    $464,959
                                                         ========    ========

     As of December 31, 1995, the Company has cumulative AMT carryforwards of approximately $5.3 million and state tax credit carryforwards of approximately $2.3 million. A valuation allowance has not been recorded as the Company expects that all deferred income tax assets will be realized in the future.

14. SEGMENTS OF BUSINESS


                 1995                          ELECTRIC      GAS     OTHER     TOTAL
              ---------                       ----------  --------  -------  ----------
                                                          (THOUSANDS OF DOLLARS)
Operating revenues..........................  $1,449,096  $624,585  $36,920  $2,110,601
                                              ----------  --------  -------  ----------
Operating expenses, excluding depreciation
  and income taxes..........................   1,005,432   539,636    7,046   1,552,114
Depreciation and amortization...............     109,498    29,901    1,981     141,380
                                              ----------  --------  -------  ----------
Total operating expenses*...................   1,114,930   569,537    9,027   1,693,494
                                              ----------  --------  -------  ----------
Operating income*...........................     334,166    55,048   27,893     417,107
                                              ==========  ========  =======  ==========
Plant construction expenditures**...........     198,341    86,482      693     285,516
                                              ==========  ========  =======  ==========

Identifiable assets:
  Property, plant and equipment**...........   2,645,045   777,420   58,247   3,480,712
  Materials and supplies....................      47,636     8,886        3      56,525
  Fuel inventory............................      35,509         -      145      35,654
  Gas in underground storage................           -    44,900        -      44,900
  Other corporate assets....................                                    736,504
                                                                             ----------
                                                                             $4,354,295
                                                                             ==========
                    1994
                -----------
 Operating revenues.........................  $1,399,836  $624,922  $32,626  $2,057,384
                                              ----------  --------  -------  ----------
Operating expenses, excluding depreciation
  and income taxes (1)......................   1,032,396   558,929    7,732   1,599,057
Depreciation and amortization...............     107,769    29,078    2,188     139,035
                                              ----------  --------  -------  ----------
  Total operating expenses*.................   1,140,165   588,007    9,920   1,738,092
                                              ----------  --------  -------  ----------
Operating income*...........................     259,671    36,915   22,706     319,292
                                              ==========  ========  =======  ==========
Plant construction expenditures**...........     223,773    91,492    1,873     317,138
                                              ==========  ========  =======  ==========

 Identifiable assets:
 Property, plant and equipment**............   2,543,267   674,974   73,161   3,291,402
  Materials and supplies....................      55,756    11,782       62      67,600
  Fuel inventory............................      31,225         -      145      31,370
  Gas in underground storage................           -    42,355        -      42,355
  Other corporate assets....................                                    775,105
                                                                             ----------
                                                                             $4,207,832
                                                                             ==========

                    1993
                 ---------
 Operating revenues.........................  $1,337,053  $628,324  $33,308  $1,998,685
                                              ----------  --------  -------  ----------
Operating expenses, excluding depreciation
  and income taxes..........................     953,049   560,593    2,312   1,515,954
Depreciation and amortization...............     109,958    28,305    2,541     140,804
                                              ----------  --------  -------  ----------
  Total operating expenses*.................   1,063,007   588,898    4,853   1,656,758
                                              ----------  --------  -------  ----------
Operating income*...........................     274,046    39,426   28,455     341,927
                                              ==========  ========  =======  ==========
Plant construction expenditures**...........     205,153    86,867    1,495     293,515
                                              ==========  ========  =======  ==========

 Identifiable assets:
 Property, plant and equipment**............   2,413,585   695,456   84,100   3,193,141
  Materials and supplies....................      64,674    12,993       65      77,732
  Fuel inventory............................      35,337         -      147      35,484
  Gas in underground storage................           -    41,130        -      41,130
  Other corporate assets....................                                    710,113
                                                                             ----------
                                                                             $4,057,600
                                                                             ==========

(1) Includes additional expense of approximately $43.4 million for defueling and decommissioning.

*    Before income taxes.
**   Includes allocation of common utility property.

15.  QUARTERLY FINANCIAL DATA (UNAUDITED)

     The following summarized quarterly information for 1995 and 1994 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. Information for any one quarterly period is not necessarily indicative of the results which may be expected for a twelve-month period due to seasonal and other factors.


                                                                  THREE MONTHS ENDED
                                              -----------------------------------------------------------
                                              MARCH 31      JUNE 30         SEPTEMBER 30      DECEMBER 31
                                              --------  ---------------  -------------------  -----------
         1995                                            (IN THOUSANDS-EXCEPT PER SHARE DATA)
       --------
Operating revenues..........................  $620,596         $498,699             $468,453     $522,853
Operating income............................  $ 91,689         $ 62,634             $ 81,069     $ 86,358
Net income..................................  $ 53,644         $ 28,255             $ 45,819     $ 51,138
Earnings available for common stock.........  $ 50,643         $ 25,255             $ 42,828     $ 48,167
Weighted average common shares outstanding..    62,513           62,846               63,077       63,291
Earnings per weighted average common share..  $   0.81         $   0.40             $   0.68     $   0.76

        1994
      --------

Operating revenues..........................  $612,436         $477,563             $431,954     $535,431
Operating income............................  $ 78,430         $ 58,027             $ 47,601     $ 86,734
Net income..................................  $ 46,529         $ 23,875             $ 49,054     $ 50,811
Earnings available for common stock.........  $ 43,524         $ 20,870             $ 46,051     $ 47,810
Weighted average common shares outstanding..    60,919           61,425               61,779       62,064
Earnings per weighted average common share..  $   0.71         $   0.34             $   0.75     $   0.77


                                                                     SCHEDULE II
                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                          ADDITIONS
                                                     -----------------------
                                         BALANCE AT   CHARGED    CHARGED TO     DEDUCTIONS    BALANCE
                                         BEGINNING      TO          OTHER          FROM       AT END
                                         OF PERIOD    INCOME     ACCOUNTS(1)    RESERVES(2)   OF YEAR
                                         ----------  ---------  -------------  -------------  -------
                                                            (THOUSANDS OF DOLLARS)
Reserve deducted from related assets:
Provision for uncollectible accounts:

  1995.................................      $3,173     $7,815          $  4       $7,362      $3,630
                                         ==========  =========    ==========   ==========     =======

  1994.................................      $3,276     $8,533          $132       $8,768      $3,173
                                         ==========  =========    ==========   ==========     =======

  1993.................................      $3,388     $6,878          $ 13       $7,003      $3,276
                                         ==========  =========    ==========   ==========     =======

-----------------
(1) Uncollectible accounts subsequently recovered, transfers from customers' deposit, etc.
(2)  Uncollectible accounts written off.

                                                                   EXHIBIT 12(A)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (NOT COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS)



                                                                          YEAR ENDED DECEMBER 31,
                                                              ------------------------------------------------
                                                                1995      1994      1993      1992      1991
                                                              --------  --------  --------  --------  --------
                                                                   (THOUSANDS OF DOLLARS, EXCEPT RATIOS)
FIXED CHARGES:

    Interest on long-term debt..............................  $ 85,832  $ 89,005  $ 98,089  $ 92,581  $ 81,666
    Interest on borrowings against COLI contracts...........    34,717    29,786    25,333    18,312     8,144
    Other interest..........................................    23,392    14,235     9,445    12,357    14,574
    Amortization of debt discount and expense less premium..     3,278     3,126     2,018     1,790     1,827
    Interest component of rental expense....................     6,729     6,888     6,824     7,904     6,892
                                                              --------  --------  --------  --------  --------

        Total...............................................  $153,948  $143,040  $141,709  $132,944  $113,103
                                                              ========  ========  ========  ========  ========

EARNINGS (BEFORE FIXED CHARGES AND TAXES ON INCOME):
    Net income..............................................  $178,856  $170,269  $157,360  $136,623  $149,693
    Fixed charges as above..................................   153,948   143,040   141,709   132,944   113,103
    Provisions for Federal and state taxes on income,
      net of investment tax credit amortization.............    95,357    48,500    60,994    53,149    69,288
                                                              --------  --------  --------  --------  --------

        Total...............................................  $428,161  $361,809  $360,063  $322,716  $332,084
                                                              ========  ========  ========  ========  ========

 RATIO OF EARNINGS TO FIXED CHARGES.........................      2.78      2.53      2.54      2.43      2.94
                                                              ========  ========  ========  ========  ========


                                                                   EXHIBIT 12(B)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
     TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

           (NOT COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS)


                                                                     YEAR ENDED DECEMBER 31,
                                                           ------------------------------------------------
                                                            1995       1994     1993      1992      1991
                                                           --------  --------  --------  --------  --------
                                                                 (Thousand of Dollars, except ratios)
FIXED CHARGES AND PREFERRED STOCK DIVIDENDS:

 Interest on long-term debt..............................  $ 85,832  $ 89,005  $ 98,089  $ 92,581  $ 81,666
 Interest on borrowings against COLI contracts...........    34,717    29,786    25,333    18,312     8,144
 Other interest..........................................    23,392    14,235     9,445    12,357    14,574
 Amortization of debt discount and expense less premium..     3,278     3,126     2,018     1,790     1,827
 Interest component of rental expense....................     6,729     6,888     6,824     7,904     6,892
 Preferred stock dividend requirement....................    11,963    12,014    12,031    12,077    12,234
 Additional preferred stock dividend requirement.........     6,377     3,422     4,662     4,699     5,662
                                                           --------  --------  --------  --------  --------

   Total.................................................  $172,288  $158,476  $158,402  $149,720  $130,999
                                                           ========  ========  ========  ========  ========

EARNINGS (BEFORE FIXED CHARGES AND TAXES ON INCOME):
 Net income..............................................  $178,856  $170,269  $157,360  $136,623  $149,693
 Interest on long-term debt..............................    85,832    89,005    98,089    92,581    81,666
 Interest on borrowings against COLI contracts...........    34,717    29,786    25,333    18,312     8,144
 Other interest..........................................    23,392    14,235     9,445    12,357    14,574
 Amortization of debt discount and expense less premium..     3,278     3,126     2,018     1,790     1,827
 Interest component of rental expense....................     6,729     6,888     6,824     7,904     6,892
 Provisions for Federal and state taxes on income,
  net of investment tax credit amortization..............    95,357    48,500    60,994    53,149    69,288
                                                           --------  --------  --------  --------  --------

   Total.................................................  $428,161  $361,809  $360,063  $322,716  $332,084
                                                           ========  ========  ========  ========  ========

RATIO OF EARNINGS TO FIXED CHARGES
   AND PREFERRED STOCK DIVIDENDS.........................      2.49      2.28      2.27      2.16      2.54
                                                           ========  ========  ========  ========  ========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Does not apply.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information concerning the directors of the registrant is contained under Election Of Directors in the registrant's 1996 Proxy Statement, which information is incorporated herein by reference.

Executive Officers (at December 31, 1995 except as noted):


Executive Officers                                                     Initial Effective Date
------------------                                                     ----------------------
D. D. Hock, Age 60 *
 Chairman of the Board................................................  February 28, 1989
  and Chief Executive Officer.........................................  October 1, 1988
 Chairman of the Board, Cheyenne Light, Fuel and Power Company........  September 21, 1988
 Chairman of the Board, Fuel Resources Development Co.................  March 22, 1989
 Chairman of the Board, 1480 Welton, Inc..............................  September 26, 1988
 President, 1480 Welton, Inc..........................................  March 22, 1990
 Chairman of the Board and President, PSR Investments, Inc............  March 22, 1990
 Chairman of the Board and President, PS Colorado Credit Corporation..  March 22, 1990
 Chairman of the Board, Green and Clear Lakes Company.................  December 6, 1988
 Chairman of the Board, WestGas InterState, Inc.......................  April 22, 1993
 Chairman of the Board, Natural Fuels Corporation.....................  June 11, 1993
 President, Natural Fuels Corporation.................................  November 5, 1993
 Chairman of the Board, e prime, inc..................................  January 30, 1995
 Chairman of the Board, Young Gas Storage Company.....................  June 27, 1995
 Company Service: September, 1962

Wayne H. Brunetti, Age 53 *
 President and Chief Operating Officer................................  June 28, 1994
 President, Young Gas Storage Company.................................  June 27, 1995
 President, WestGas InterState, Inc...................................  April 19, 1995
 President, Fuel Resources Development Co.............................  April 27, 1995
 President, Green and Clear Lakes Company.............................  December 5, 1995
 Company Service: June, 1994

Richard C. Kelly, Age 49
 Senior Vice President, Finance, Treasurer............................  June 28, 1994
  and Chief Financial Officer.........................................  January 23,1990
 Vice President, Fuel Resources Development Co........................  April 26, 1990
 Treasurer, Fuel Resources Development Co.............................  August 5, 1994
 Vice President, PSR Investments, Inc.................................  September 22, 1986
 Vice President, PS Colorado Credit Corporation.......................  March 30, 1987
 Treasurer, Cheyenne Light, Fuel and Power Company....................  July 15, 1994
 Treasurer, 1480 Welton, Inc..........................................  July 15, 1994
 Treasurer, Green and Clear Lakes Company.............................  July 15, 1994
 Treasurer, WestGas Interstate, Inc...................................  July 15, 1994



 Vice President and Treasurer, e prime, inc............................ January 30, 1995
 Vice President and Treasurer, Young Gas Storage Company..............  June 27, 1995
 Company Service: May, 1968

Patricia T. Smith, Age 48
 Senior Vice President and General Counsel............................  December 5, 1994
 Company Service: December, 1994

W. Wayne Brown, Age 45
 Controller...........................................................  November 24, 1987
 Corporate Secretary..................................................  November 23, 1993
 Secretary, Cheyenne Light, Fuel and Power Company....................  December 15, 1993
 Secretary, 1480 Welton, Inc..........................................  December 16, 1993
 Secretary, PSR Investments, Inc......................................  December 16, 1993
 Secretary, PS Colorado Credit Corporation............................  December 16, 1993
 Secretary, Green and Clear Lakes Company.............................  December 7, 1993
 Secretary, Fuel Resources Development Co.............................  January 27, 1994
 Secretary, WestGas InterState, Inc...................................  May 2, 1994
 Secretary, e prime, inc..............................................  January 30, 1995
 Secretary, Young Gas Storage Company.................................  June 27, 1995
 Company Service: June, 1972

A. Clegg Crawford, Age 63
 Vice President, Engineering and Operations Support...................  June 28, 1994
 Company Service: May, 1989

Ross C. King, Age 54
 Vice President, Gas and Electric Distribution........................  June 28, 1994
 President, Cheyenne Light, Fuel and Power Company....................  July 15, 1994
 Company Service:  February, 1966

Earl E. McLaughlin, Jr., Age 55
 Vice President, Retail Energy Services...............................  June 28, 1994
 Vice President, Cheyenne Light, Fuel and Power Company...............  March 24, 1994
 Company Service: August, 1960

Ralph Sargent III, Age 46
 Vice President, Production and System Operations.....................  June 28, 1994
 Company Service:  July, 1978

Marilyn E. Taylor, Age 53
 Vice President, Human Resources......................................  June 28, 1994
 Company Service: December, 1987

     * On December 19, 1995, the Company announced that D. D. Hock would step down as Chief Executive Officer ("CEO"), effective January 1, 1996, but would remain as Chairman of the Board. Wayne H. Brunetti was elected by the board of directors to succeed Mr. Hock as CEO, effective January 1, 1996.

     Each of the above executive officers, except Mr. Brunetti and Ms. Smith, has been employed by the Company and/or its subsidiaries for more than five years in executive or management positions. Prior to election to the positions shown above and since January 1, 1991:

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

Mr. Crawford has been Vice President, Nuclear Operations and Vice President, Electric Production;

Mr. King has been Manager, Denver Metro Region; Vice President, Regional Customer Operations and Vice President, Metropolitan Customer Operations;

Mr. McLaughlin has been Vice President, Marketing, Customer Services and Support Services;

Mr. Sargent has been Executive Assistant to Chairman, President and Chief Executive Officer and Vice President, Finance, Planning and Communications and Treasurer;

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

ITEM 11.  EXECUTIVE COMPENSATION

     Information concerning executive compensation is contained under Compensation Of Executive Officers And Directors in the registrant's 1996 Proxy Statement, which information is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Information concerning the security ownership of the directors and officers of the registrant is contained under Election Of Directors in the registrant's 1996 Proxy Statement, which information is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning relationships and related transactions of the directors and officers of the registrant is contained under Certain Relationships And Related Transactions in the registrant's 1996 Proxy Statement, which information is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

                                                                         Page
                                                                         ----
1. Financial Statements:
  Report of Independent Public Accountants..............................  33

  Consolidated Balance Sheets, December 31, 1995 and 1994...............  34

  Consolidated Statements of Income for each of the three
       years in the period ended December 31, 1995......................  36

  Consolidated Statements of Shareholders' Equity for each
       of the three years in the period ended December 31, 1995.........  37

  Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 1995......................  38

  Notes to Consolidated Financial Statements............................  39

2. Financial Statement Schedules:
  II   Valuation and Qualifying Accounts and Reserves
       (Consolidated) for each of the three years in the period
       ended December 31, 1995..........................................  67

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

3. Exhibits:
  Exhibits are listed in the Exhibit Index..............................  79

     The Exhibits include the management contracts and compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601 (10)
(iii) of Regulation S-K.

(b) Reports on Form 8-K:

     A report on Form 8-K, dated August 22, 1995, was filed on August 23, 1995. The item reported was Item 5 - Other Events, which presented information on: 1) the Merger Agreement dated August 22, 1995, by and among the Company, SPS and NCE (formerly M-P New Co.), a newly formed Delaware corporation, to serve as the holding company, 2) a joint press release announcing the proposed merger, and 3) an amendment, dated August 22, 1995 to the Rights Agreement dated as of February 26, 1991 between Public Service Company of Colorado and Mellon Bank, N.A.

     A report on Form 8-K, dated December 19, 1995, was filed on December 20, 1995. The item reported was Item 5 - Other Events, announcing that effective January 1, 1996, D. D. Hock, Chairman and Chief Executive Officer (CEO) of Public Service Company of Colorado would step down from the CEO position but would remain as Chairman of the Board. Wayne H. Brunetti was elected by the board of directors to succeed Mr. Hock as CEO, effective January 1, 1996.

     A report on Form 8-K, dated January 18, 1996, was filed on January 29, 1996. The item reported was Item 5 - Other Events, which presented updated information related to litigation, a notice of violation issued by the EPA and environmental matters associated with the operations of the Hayden Steam Electric Generating Station.

  A report on Form 8-K, dated January 31, 1996, was filed on February 1, 1996. The item reported was Item 5 - Other Events, which reported that on January 31, 1996, at separate meetings of shareholders, the holders of Company Common Stock, Company Preferred Stock, and SPS Common Stock approved the Merger Agreement.

                                    EXPERTS

     The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1995 and 1994, the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995, and the related financial statement schedule, appearing in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, and the selected financial data for each of the five years in the period ended December 31, 1995, appearing in Item 6 of this Annual Report on Form 10-K, other than the ratios and percentages therein, have been derived from the consolidated financial statements audited by Arthur Andersen LLP, as set forth in their report appearing elsewhere herein. The consolidated financial statements, the related financial statement schedule and the selected financial data appearing in Item 6 other than the ratios and percentages therein, which are included in this Annual Report on Form 10-K, are included herein in reliance upon the authority of said firm as experts in accounting and auditing in giving said report.

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



                                                             ARTHUR ANDERSEN LLP

Denver, Colorado
February 27, 1996



                                                                      EXHIBIT 24
                               POWER OF ATTORNEY

     Each director and/or officer of Public Service Company of Colorado whose signature appears herein hereby appoints W. H. Brunetti and R. C. Kelly, and each of them severally, as his or her attorney-in-fact to sign in his or her name and behalf, in any and all capacities stated herein, and to file with the Securities and Exchange Commission, any and all amendments to this Annual Report on Form 10-K.

                                  SIGNATURES

     PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, PUBLIC SERVICE COMPANY OF COLORADO HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 27TH DAY OF FEBRUARY, 1996.

                                    PUBLIC SERVICE COMPANY OF COLORADO

                                    By     /s/ R. C. Kelly
                                    _________________________________
                                              R. C. KELLY
                                         Senior Vice President,
                                         Finance, Treasurer and
                                         Chief Financial Officer


     PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF PUBLIC SERVICE COMPANY OF COLORADO AND IN THE CAPACITIES AND ON THE DATE INDICATED.


 SIGNATURE                           TITLE                           DATE
________________________________________________________________________________

/s/ W. H. Brunetti
__________________________________  Principal Executive        February 27, 1996
W. H. Brunetti                       Officer and Director
President and Chief Executive
Officer


/s/ R. C. Kelly
__________________________________  Principal Financial         February 27,1996
R. C. Kelly                          Officer
Senior Vice President,
Finance, Treasurer and
Chief Financial Officer


/s/ W. Wayne Brown
__________________________________  Principal Accounting        February 27,1996
W. Wayne Brown                       Officer
Controller and Corporate Secretary

   SIGNATURE                            TITLE                         DATE
________________________________________________________________________________

/s/ D. D. Hock
__________________________________  Chairman of the Board      February 27, 1996
Delwin D. Hock                       and Director

/s/ Collis P. Chandler
__________________________________  Director                   February 27, 1996
Collis P. Chandler

/s/ Doris M. Drury
__________________________________  Director                   February 27, 1996
Doris M. Drury

/s/ Thomas T. Farley
__________________________________  Director                   February 27, 1996
Thomas T. Farley

/s/ Gayle L. Greer
__________________________________  Director                   February 27, 1996
Gayle L. Greer

/s/ A. Barry Hirschfeld
__________________________________  Director                   February 27, 1996
A. Barry Hirschfeld

/s/ George B. McKinley
__________________________________  Director                   February 27, 1996
George B. McKinley

__________________________________  Director                   February 27, 1996
Will F. Nicholson, Jr.

/s/ J. Michael Powers
__________________________________  Director                   February 27, 1996
J. Michael Powers

/s/ Thomas E. Rodriguez
__________________________________  Director                   February 27, 1996
Thomas E. Rodriguez

__________________________________  Director                   February 27, 1996
Rodney E. Slifer

/s/ W. Thomas Stephens
__________________________________  Director                   February 27, 1996
W. Thomas Stephens

__________________________________  Director                   February 27, 1996
Robert G. Tointon

                                 EXHIBIT INDEX


2(a)* Merger Agreement and Plan of Reorganization dated August 22, 1995 (Form 8-K dated August 22, 1995, File No. 1-3280 - Exhibit 2).

3(a)1* Restated Articles of Incorporation of the Registrant dated July 9, 1990 (Form S-3, File No. 33-54877 - Exhibit 3(a)).

3(a)2* Articles of Amendment of the Restated Articles of Incorporation of the Registrant dated May 11, 1994 (Form S-3, File No. 33-54877 -
             Exhibit 3(b)).

3(b)*        By-laws dated November 30, 1992 (Form 10-K, 1993 - Exhibit 3(b)).

4(a)(1)* Indenture, dated as of December 1, 1939, providing for the issuance of First Mortgage Bonds (Form 10 for 1946- Exhibit (B-1)).

4(a)(2)*     Indentures supplemental to Indenture dated as of December 1, 1939:



                          PREVIOUS FILING:                                PREVIOUS FILING:
                            FORM; DATE OR      EXHIBIT                       FORM; DATE OR        EXHIBIT
      DATED AS OF             FILE NO.           NO.        DATED AS OF         FILE NO.            NO.
------------------------  -----------------  ------------  -------------  --------------------  -----------

         Mar. 14, 1941        10, 1946         B-2         July 1, 1968     8-K, July 1968         2
         May 14, 1941         10, 1946         B-3         Apr. 25, 1969    8-K, Apr. 1969         1
         Apr. 28, 1942        10, 1946         B-4         Apr. 21, 1970    8-K, Apr. 1970         1
         Apr. 14, 1943        10, 1946         B-5         Sept. 1, 1970    8-K, Sept. 1970        2
         Apr. 27, 1944        10, 1946         B-6         Feb. 1, 1971     8-K, Feb. 1971         2
         Apr. 18, 1945        10, 1946         B-7         Aug. 1, 1972     8-K, Aug. 1972         2
         Apr. 23, 1946       10-K, 1946        B-8         June 1, 1973     8-K, June 1973         1
         Apr. 9, 1947        10-K, 1946        B-9         Mar. 1, 1974     8-K, Apr. 1974         2
         June 1, 1947       S-1, (2-7075)      7(b)        Dec. 1, 1974     8-K, Dec. 1974         1
         Apr. 1, 1948       S-1, (2-7671)    7(b)(1)       Oct. 1, 1975     S-7, (2-60082)      2(b)(3)
         May 20, 1948       S-1, (2-7671)    7(b)(2)       Apr. 28, 1976    S-7, (2-60082)      2(b)(4)
         Oct. 1, 1948        10-K, 1948         4          Apr. 28, 1977    S-7, (2-60082)      2(b)(5)
         Apr. 20, 1949       10-K, 1949         1          Nov. 1, 1977     S-7, (2-62415)      2(b)(3)
         Apr. 24, 1950     8-K, Apr. 1950       1          Apr. 28, 1978    S-7, (2-62415)      2(b)(4)
         Apr. 18, 1951     8-K, Apr. 1951       1          Oct. 1, 1978       10-K, 1978          D(1)
         Oct. 1, 1951      8-K, Nov. 1951       1          Oct. 1, 1979     S-7, (2-66484)      2(b)(3)
         Apr. 21, 1952     8-K, Apr. 1952       1          Mar. 1, 1980       10-K, 1980          4(c)
         Dec. 1, 1952      S-9, (2-11120)    2(b)(9)       Apr. 28, 1981    S-16, (2-74923)       4(c)
         Apr. 15, 1953     8-K, Apr. 1953       2          Nov. 1, 1981     S-16, (2-74923)       4(d)
         Apr. 19, 1954     8-K, Apr. 1954       1          Dec. 1, 1981       10-K, 1981          4(c)
         Oct. 1, 1954      8-K, Oct. 1954       1          Apr. 29, 1982      10-K, 1982          4(c)
         Apr. 18, 1955     8-K, Apr. 1955       1          May 1, 1983        10-K, 1983          4(c)
         Apr. 24, 1956       10-K, 1956         1          Apr. 30, 1984    S-3, (2-95814)        4(c)
         May 1, 1957       S-9, (2-13260)    2(b)(15)      Mar. 1, 1985       10-K, 1985          4(c)
         Apr. 10, 1958     8-K, Apr. 1958       1          Nov. 1, 1986       10-K, 1986          4(c)
         May 1, 1959        8-K, May 1959       2          May 1, 1987        10-K, 1987          4(c)
         Apr. 18, 1960     8-K, Apr. 1960       1          July 1, 1990     S-3, (33-37431)       4(c)
         Apr. 19, 1961     8-K, Apr. 1961       1          Dec. 1, 1990       10-K, 1990          4(c)
         Oct. 1, 1961      8-K, Oct. 1961       2          Mar. 1, 1992       10-K, 1992          4(d)
         Mar. 1, 1962      8-K, Mar. 1962      3(a)        Apr. 1, 1993   10-Q, June 30, 1993     4(a)
         June 1, 1964      8-K, June 1964       1          June 1, 1993   10-Q, June 30, 1993     4(b)
         May 1, 1966        8-K, May 1966       2          Nov. 1, 1993     S-3, (33-51167)     4(a)(3)
         July 1, 1967      8-K, July 1967       2          Jan. 1, 1994       10-K, 1993        4(a)(3)
                                                           Sept. 2, 1994    8-K, Sept. 1994       4(a)


4(b)(1)* Indenture, dated as of October 1, 1993, providing for the issuance of First Collateral Trust Bonds (Form 10-Q, September 30, 1993 -
              Exhibit 4(a)).

4(b)(2)*      Indentures supplemental to Indenture dated as of October 1, 1993:





                                   PREVIOUS FILING:
                                    FORM; DATE OR      EXHIBIT
              DATED AS OF             FILE NO.           NO.
              -----------------  -----------------  -----------

              November 1, 1993     S-3, (33-51167)    4(b)(2)
              January 1, 1994         10-K, 1993      4(b)(3)
              September 2, 1994    8-K, Sept. 1994     4(b)




4(c)(1)* Rights Agreement dated as of February 26, 1991, between the Registrant and Mellon Bank, N.A. (Form 8-A, filed on March 1, 1991 - Exhibit 1).

4(c)(2)* Amendment to the Rights Agreement dated August 22, 1995 (Form 8-K dated August 22, 1995, File No. 1-3280 - Exhibit 99(b)).

10(a)(1) Settlement Agreement dated February 9, 1996 between the Company and the United States Department of Energy.

10(a)(2)*     Settlement Agreement dated June 27, 1979 between the Registrant and General Atomic Company (Form S-7, File No. 2-66484 - Exhibit
              5(a)(1)).

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

10(c)(2)*     First Amendment to Amended and Restated Coal Supply Agreement
              entered into May 27, 1988 but made effective January 1, 1988 between the Registrant and Amax Coal Company (10-K, 1988-Exhibit
              10(c)(2).**

10(e)(1)*+    Supplemental Executive Retirement Plan for Key Management
              Employees, as amended and restated March 26, 1991 (10-K, 1991 -
              Exhibit 10(e)(2)).

10(e)(2)+     Omnibus Incentive Plan, as amended on January 1, 1996.

10(e)(3)*+    Executive Savings Plan (10-K, 1991 - Exhibit 10(e)(5)).

10(e)(4)+     Form of Key Executive Severance Agreement, as amended on August
              22, and November 27, 1995.

10(f)(1)*+    Form of Director's Agreement (10-K, 1987 - Exhibit 10(f)(1)).

10(f)(2)*+    Form of Officer's Agreement (10-K, 1987 - Exhibit 10(f)(2)).

10(g)(1)*+    Employment Agreement dated April 8, 1994 between the Company and
              Mr. Delwin D. Hock (10-Q, March 31, 1994 - Exhibit 10).

10(g)(2)*+    Employment Agreement dated July 18, 1994 between the Company and
              Mr. Wayne H. Brunetti

              (10-Q, September 30, 1994 - Exhibit 10).

10(g)(3)*+    Employment Agreement dated December 5, 1994 between the Company and Ms. Patricia T. Smith (10-K, 1994 - Exhibit 10(g)(3)).

10(g)(4)+     Employment Agreement dated March 1, 1994 between the Company and
              Mr. A. Clegg Crawford.

10(g)(5)+     Amendment to Employment Agreement dated August 22, 1995 between the Company and Mr. Delwin D. Hock.

10(g)(6)+     Amendment to Employment Agreement dated August 22, 1995 between the Company and Mr. Wayne H. Brunetti.

10(g)(7)+     Amendment to Employment Agreement dated August 22, 1995 between the Company and Ms. Patricia T. Smith.

12(a) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 68 herein.

12(b) Computation of Ratio of Consolidated Earnings to Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 69 herein.

21            Subsidiaries

23            The Consent of Arthur Andersen LLP is set forth at page 76 herein.

24            Power of Attorney is set forth at page 76 herein.

27            Financial Data Schedule UT
_________________

*  Previously filed as indicated and incorporated herein by reference.
** Confidential Treatment.
+ Management contracts of compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.