Form 10-Q
period 1996-03-31
PUBLIC SERVICE CO OF COLORADO
filed 1996-05-14
CIK 81018

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1996
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
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


                 --------------------------------------------


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No

      At May 8, 1996, 64,029,218 shares of the registrant's Common Stock, $5.00 par value (the only class of common stock), were outstanding.


================================================================================

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l. Financial Statements ..............................................  1

Item 2. Management's Discussion and Analysis of Financial Condition and
         Results of Operations ............................................ 18


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 22

Item 4.  Submission of Matters to a Vote of Security Holders............... 22

Item 6.  Exhibits and Reports on Form 8-K.................................. 22

SIGNATURE.................................................................. 23

EXHIBIT INDEX.............................................................. 24

EXHIBIT 12(a).............................................................. 25

EXHIBIT 12(b).............................................................. 26

EXHIBIT 15 ................................................................ 27















   In addition to the historical information contained herein, this report contains a number of "forward-looking statements", within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning capital expenditures, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those projected in such statements by reason of factors including, without limitation, electric utility restructuring, future economic conditions; earnings retention and dividend payout policies; developments in the legislative, regulatory and competitive markets in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as compliance with laws and regulations. These and other factors are discussed in the Company's filings with the Securities and Exchange Commission including this report.

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                                    ASSETS

                                                        March 31,   December 31,
                                                          1996          1995
                                                          ----          ----
                                                       (Unaudited)

Property, plant and equipment, at cost:
   Electric ..........................................   $3,760,496   $3,751,321
   Gas................................................      995,639      989,215
   Steam and other....................................       89,101       88,446
   Common to all departments..........................      398,874      380,809
   Construction in progress...........................      174,993      192,580
                                                            -------      -------
                                                          5,419,103    5,402,371
   Less: accumulated depreciation ....................    1,951,921    1,921,659
                                                          ---------    ---------
     Total property, plant and equipment..............    3,467,182    3,480,712
                                                          ---------    ---------

Investments, at cost, and receivables.................       35,553       24,282
                                                             ------       ------

Current assets:
   Cash and temporary cash investments................       12,540       14,693
   Accounts receivable, less reserve for uncollectible
     accounts ($3,395 at March 31, 1996; $3,630
     at December 31, 1995) ...........................      154,750      124,731
   Accrued unbilled revenues .........................       84,196       96,989
   Materials and supplies, at average cost............       52,678       56,525
   Fuel inventory, at average cost....................       34,322       35,654
   Gas in underground storage, at cost (LIFO).........       21,234       44,900
   Current portion of accumulated deferred income taxes      28,568       19,229
   Regulatory assets recoverable within one year (Note 1)    42,103       40,247
   Prepaid expenses and other.........................       31,376       35,619
                                                             ------       ------
    Total current assets..............................      461,767      468,587
                                                            -------      -------

Deferred charges:
   Regulatory assets (Note 1).........................      314,425      321,797
   Unamortized debt expense ..........................       10,055       10,460
   Other..............................................       51,290       48,457
                                                             ------       ------
    Total deferred charges............................      375,770      380,714
                                                            -------      -------
                                                         $4,340,272   $4,354,295
                                                         ==========   ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEETS
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                      March 31,     December 31,
                                                         1996           1995
                                                         ----           ----
                                                     (Unaudited)


Common stock..........................................   $1,013,364   $  997,106
Retained earnings.....................................      374,477      346,539
                                                            -------      -------
    Total common equity...............................    1,387,841    1,343,645

Preferred stock:
   Not subject to mandatory redemption................      140,008      140,008
   Subject to mandatory redemption at par.............       41,289       41,289
Long-term debt........................................    1,193,862    1,195,553
                                                          ---------    ---------
                                                          2,763,000    2,720,495
                                                          ---------    ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than pensions    49,895       51,704
   Employees' postemployment benefits.................       23,500       23,500
   Defueling and decommissioning liability (Note 2)...            -       23,115
                                                            -------       ------
    Total noncurrent liabilities......................       73,395       98,319
                                                             ------       ------

Current liabilities:
   Notes payable and commercial paper ................      267,920      288,050
   Long-term debt due within one year.................       67,895       82,836
   Preferred stock subject to mandatory redemption
     within one year .................................        2,576        2,576
   Accounts payable...................................      140,577      156,109
   Dividends payable..................................       36,491       35,284
   Recovered purchased gas and electric energy costs
     - net (Note 1) ..................................       37,791        9,508
   Customers' deposits................................       17,662       17,462
   Accrued taxes......................................      103,102       55,393
   Accrued interest...................................       22,383       32,071
   Current portion of defueling and decommissioning
     liability (Note 2) ..............................       25,895       24,055
   Other..............................................       57,692       78,451
                                                             ------       ------
    Total current liabilities.........................      779,984      781,795
                                                            -------      -------

Deferred credits:
   Customers' advances for construction...............       57,577       99,519
   Unamortized investment tax credits ................      111,943      113,184
   Accumulated deferred income taxes  ................      523,341      508,143
   Other..............................................       31,032       32,840
                                                             ------       ------
    Total deferred credits............................      723,893      753,686

Commitments and contingencies (Note 4)................   $4,340,272   $4,354,295
                                                         ==========   ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                   (Thousands of Dollars Except per Share Data)


                                                            Three Months Ended
                                                                 March 31,
                                                            1996         1995
                                                            ----         ----
Operating revenues:
   Electric..........................................    $370,117      $366,583
   Gas...............................................     242,228       244,557
   Other.............................................      10,572         9,456
                                                           ------         -----
                                                          622,917       620,596
Operating expenses:
   Fuel used in generation...........................      46,337        47,185
   Purchased power...................................     122,435       121,478
   Gas purchased for resale..........................     160,724       168,135
   Other operating expenses..........................      76,646        89,814
   Maintenance.......................................      14,372        14,704
   Depreciation and amortization.....................      36,862        35,166
   Taxes (other than income taxes)...................      22,305        23,091
   Income taxes......................................      41,146        29,334
                                                           ------        ------
                                                          520,827       528,907
                                                          -------       -------
Operating income.....................................     102,090        91,689

Other income and deductions:
   Allowance for equity funds used during construction        511           751
   Miscellaneous income and deductions - net.........      (2,528)       (3,883)
                                                           ------        ------
                                                           (2,017)       (3,132)
Interest charges:
   Interest on long-term debt........................      22,068        21,506
   Amortization of debt discount and expense
    less premium ....................................         977           791
   Other interest....................................      13,671        13,308
   Allowance for borrowed funds used during
    construction ....................................      (1,072)         (692)
                                                           ------          ----
                                                           35,644        34,913
                                                           ------        ------
Net income...........................................      64,429        53,644
Dividend requirements on preferred stock.............       2,972         3,001
                                                            -----         -----
Earnings available for common stock..................    $ 61,457      $ 50,643
                                                         ========      ========

Weighted average common shares outstanding (thousands)     63,679        62,513
                                                           ======        ======
Earnings per weighted average
   share of common stock outstanding.................    $   0.97    $     0.81
                                                         ========    ==========

Dividends per share declared on common stock.........    $  0.525    $     0.51
                                                         ========    ==========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Thousands of Dollars)

                                                             Three Months Ended
                                                                  March 31,
                                                               1996      1995
                                                               ----      ----
Operating activities:
   Net income........................................        $64,429    $53,644
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization....................         38,103     36,148
    Amortization of investment tax credits...........         (1,241)    (1,244)
    Deferred income taxes............................          9,117     (8,725)
    Allowance for equity funds used during construction         (511)      (751)
    Change in accounts receivable....................        (30,019)     5,597
    Change in inventories............................         28,845     24,851
    Change in other current assets...................         14,149     49,221
    Change in accounts payable.......................        (15,532)   (38,509)
    Change in other current liabilities..............         35,537     59,067
    Change in deferred amounts.......................         (1,158)    (1,012)
    Change in noncurrent liabilities.................        (19,819)      (362)
    Other............................................          1,396         25
                                                               -----         --
       Net cash provided by operating activities.....        123,296    177,950
                                                             -------    -------

Investing activities:
   Construction expenditures.........................        (62,616)   (62,005)
   Allowance for equity funds used during construction           511        751
   Proceeds from (cost of) disposition of property,
     plant and equipment ............................            734     (1,059)
   Purchase of other investments.....................         (1,316)      (454)
   Sale of other investments.........................          2,034      1,618
                                                              -------   -------
       Net cash used in investing activities.........        (60,653)   (61,149)
                                                             -------    -------

Financing activities:
   Proceeds from sale of common stock................          7,317      6,823
   Redemption of long-term debt......................        (16,698)   (21,921)
   Short-term borrowings - net.......................        (20,130)   (60,040)
   Dividends on common stock.........................        (32,313)   (31,077)
   Dividends on preferred stock......................         (2,972)    (3,001)
                                                              ------     ------
       Net cash used in financing activities.........        (64,796)  (109,216)
                                                             -------   --------
       Net (decrease) increase in cash and temporary
         cash investments ...........................         (2,153)     7,585
       Cash and temporary cash investments at
         beginning of period ........................         14,693      5,883
                                                              ------      -----
       Cash and temporary cash investments at end
         of period ..................................      $  12,540  $  13,468
                                                           =========  =========


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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Accounting Policies

Business, utility  operations and regulation

      The Company is an operating public utility engaged, together with its utility subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of The Public Utilities Commission of the State of Colorado ("CPUC") with respect to its retail electric and gas operations and the Federal Energy Regulatory Commission ("FERC") with respect to its wholesale electric operations and accounting policies and practices. Approximately 90% of the Company's electric and gas revenues are subject to CPUC jurisdiction. Cheyenne Light, Fuel and Power Company ("Cheyenne") and WestGas Interstate, Inc. ("WGI") are subject to the jurisdiction of the Public Service Commission of Wyoming ("WPSC") and the FERC, respectively.

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

      In response to the increasingly competitive environment for utilities, the regulatory climate also is changing. The Company continues to participate in regulatory and legislative proceedings which could change or impact current regulation. However, the Company believes it will continue to be subject to rate regulation that will allow for the recovery of all of its deferred costs. Although the Company does not currently anticipate such an event, to the extent the Company concludes in the future that collection of such revenues (or payment of liabilities) is no longer probable, through changes in regulation and/or the Company's competitive position, the Company may be required to recognize as expense, at a minimum, all deferred costs currently recognized as regulatory assets on the consolidated condensed balance sheet.

      In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on January 1, 1996, the effective date of the new statement, and such adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

      The   following   regulatory   assets  are   reflected  in  the  Company's
consolidated condensed balance sheets:

                                               March 31,  December 31, Recovery
                                                 1996        1995       Through
                                                 ----        ----       -------
                                               (Thousands of Dollars)

Nuclear decommissioning costs (Note 2)....    $ 95,766    $ 97,801      2005
Income taxes .............................     107,359     110,617      2006
Employees' postretirement benefits
  other than pensions.....................      49,312      47,600       2013
Early retirement costs....................      22,151      24,366       1998
Employees' postemployment benefits........      23,404      23,500  Undetermined
Demand-side management costs..............      31,527      30,188       2002
Unamortized debt reacquisition costs......      21,433      21,940       2024
Other.....................................       5,576       6,032       1999
                                               -------      ------
  Total...................................     356,528     362,044
Classified as current.....................      42,103      40,247
                                               -------     -------
Classified as noncurrent..................    $314,425    $321,797
                                              ========    ========

      Certain costs associated with the Company's Demand Side Management ("DSM") programs are deferred and recovered in rates over five to seven year periods through the Demand Side Management Cost Adjustment ("DSMCA"), which was implemented July 1, 1993. Non-labor incremental expenses, carrying costs associated with deferred DSM costs and incentives associated with approved DSM programs are recovered on an annual basis.

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

Statements of Cash Flows - Non-cash Transactions

      Shares of common stock (274,934 in 1996 and 310,546 in 1995), valued at the market price on date of issuance (approximately $9 million in 1996 and $10 million in 1995), were issued to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. The estimated issuance values were recognized in other operating expenses during the respective preceding years. Shares of common stock (6,470 in 1996 and 3,891 in 1995), valued at the market price on the date of issuance ($0.2 million in

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

1996 and $0.1 million in 1995), were issued to certain executives pursuant to the applicable provisions of the executive compensation plans. These stock issuances were non-cash transactions and are not reflected in the consolidated condensed statements of cash flows.
General

      See Note 1. of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

2. Fort St. Vrain

Overview

      In 1989, the Company announced its decision to end nuclear operations at the Fort St. Vrain Nuclear Generating Station ("Fort St. Vrain") and to proceed with the defueling and decommissioning of the reactor. While the defueling of the reactor to the Independent Spent Fuel Storage Facility ("ISFSI") was completed in June 1992, several issues related to the ultimate storage/disposal of Fort St. Vrain's spent nuclear fuel remained unresolved. However, as described below, on February 9, 1996, the Company and the Department of Energy ("DOE") entered into a contract resolving all issues related to this matter. Additionally, on March 22, 1996, the Company and the decommissioning contractors engaged to complete such activities, announced the completion of the physical decommissioning work at the facility with only Nuclear Regulatory Commission ("NRC") site release remaining to be addressed. It is expected that NRC site release activities will be completed in 1996 resulting in the Company's Part 50 license being terminated.

      Fort St. Vrain is being repowered as a gas fired combined cycle steam plant consisting of two combustion turbines and two heat recovery steam generators totaling 471 Mw. The certificate of public convenience and necessity, which was received in July 1994, provides for the repowering of Fort St. Vrain in a phased approach as follows: Phase 1A - 130 Mw in 1996, Phase 1B - 102 Mw in 1999 and Phase 2 - 239 Mw in 2000. The repowering of Phase 1A has been completed with the commencement of commercial operation on May 1, 1996. The phased repowering allows the Company flexibility in timing the addition of this generation supply to meet future load growth.

Defueling

      On February 9, 1996, the Company and the DOE entered into an agreement relating to the disposal of Fort St. Vrain's spent nuclear fuel. Previously, the Company had entered into two separate agreements with the DOE for the disposal/storage of Fort St. Vrain's six segments of spent nuclear fuel which are currently stored in the ISFSI located at the plant site. In summary, the primary provisions of the agreement include the following.

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

      - Until the time title to the ISFSI transfers to the DOE, the Company will be entitled to payments of $2 million per year initially to come from the escrow account (escalated annually based on the Consumer Price Index) plus ISFSI operating and maintenance costs including licensing fees and other regulatory costs, facility support and reasonable insurance costs. On the date title transfers, the Company will be entitled to the remaining funds (principal and interest) in the escrow account and the agreement will be terminated.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

      - The term of the agreement will be for a period of up to 15 years, with one 5 year option to extend. If such option to extend is exercised, the annual payments increase to $4 million (unescalated). The DOE has the option to terminate the agreement after the first 8 years.

      - Upon termination or expiration of the agreement, the DOE will be responsible for the defueling and decommissioning of the ISFSI with the Company being responsible for costs only up to the amount contained in its existing NRC required decommissioning escrow account. Such amount at March 31, 1996 was approximately $1.7 million.

      - The Company provided to the DOE a full and complete release of claims against the DOE arising out of prior contracts discussed above related to spent fuel disputes.

      As a result of the DOE settlement, coupled with a complete review of expected remaining decommissioning costs and establishment of the anticipated refund to customers discussed below, pre-tax earnings for the three months ended March 31, 1996 were positively impacted by approximately $16 million. In accordance with the 1991 CPUC approval to recover certain decommissioning costs described below, 50% of any cash amounts received from the DOE as part of a settlement, net of costs incurred by the Company, including legal fees, is to be refunded or credited to customers. While final determination of the amount to be refunded to customers has not yet been completed, the Company established an $8 million liability for such refunds at March 31, 1996 on the consolidated condensed balance sheet.

Decommissioning

      Following the 1991 CPUC approval, effective July 1, 1993 the Company began collecting from customers decommissioning costs which are expected to total approximately $124.4 million (plus a 9% carrying cost). Such amount, which is expected to be collected over a twelve year period, represented the inflation-adjusted estimated remaining cost of decommissioning activities not previously recognized as expense at the time of CPUC approval. At March 31, 1996, approximately $95.8 million of such amount remains to be collected from customers and, therefore, is reflected as a regulatory asset on the consolidated condensed balance sheet. The amount recovered from customers each year is approximately $13.9 million.

      As previously noted, on March 22, 1996, the Company and the decommissioning contractors announced that the physical decommissioning activities at the facility have been completed with only NRC site release to be addressed. At March 31,1996, approximately $324.2 million had been spent for defueling and decommissioning activities with a remaining $25.9 million defueling and decommissioning liability reflected on the consolidated condensed balance sheet. The Company believes this remaining decommissioning liability is adequate to complete all final decommissioning activities.

Funding

      Under NRC regulations, the Company is required to make filings with, and obtain the approval of, the NRC regarding certain aspects of the Company's decommissioning proposals, including funding. On January 27, 1992, the NRC accepted the Company's funding aspects of the decommissioning plan. The Company has also obtained an unsecured irrevocable letter of credit totaling $125 million that meets the NRC's stipulated funding guidelines including those proposed on August 21, 1991 that address decommissioning funding requirements for nuclear power reactors that have been prematurely shut down. In accordance with the NRC funding guidelines, the Company is allowed to reduce the balance of the letter of credit based upon milestone payments made under the fixed-price decommissioning contract. As a result of such payments, at March 31, 1996, the letter of credit had been reduced to $34 million.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

Nuclear Insurance

      During commercial operation and defueling, the Company participated in a federally mandated program to provide funding in the event public liability claims arose from a nuclear incident which exceeded available commercial insurance capacity. Under the requirements of the Price-Anderson Act, the Company remains subject to potential assessments of up to $79 million per incident, in amounts not to exceed $10 million per incident per year. The Company was granted an NRC waiver from participation in this program on February 17, 1994 and, therefore, remains subject to assessments levied in response to incidents prior to such date. The Company continues to maintain primary commercial nuclear liability insurance of $100 million for the Fort St. Vrain site and the adjoining ISFSI.

      On June 7, 1995, the NRC granted the Company an exemption from the requirement to purchase nuclear property damage and decontamination coverage following an environmental assessment and finding of no significant impact. The Company maintains coverage of $10 million to provide property damage and decontamination protection in the event of an accident involving the ISFSI.

3.  Merger

      On August 22, 1995, the Company, Southwestern Public Service Company ("SPS"), a New Mexico corporation, and New Century Energies, Inc. ("NCE"), a newly formed Delaware corporation, entered into an Agreement and Plan of Reorganization ("Merger Agreement") providing for a business combination as peer firms involving the Company and SPS in a "merger of equals" transaction (the "Merger"). Based on outstanding common stock of the Company and SPS at March 31, 1996, the Merger would result in the common shareholders of the Company owning 62% of the common equity of NCE and the common shareholders of SPS owning 38% of the common equity of NCE. In January 1996, NCE filed its application with the Securities and Exchange Commission ("SEC") to be a registered public utility holding company and the parent company for the Company and SPS.

      The shareholders of the Company and SPS approved the Merger Agreement on January 31, 1996. Additionally, the Merger is subject to customary closing conditions, including the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals and findings of state utility regulators in Colorado, Texas, New Mexico, Wyoming and Kansas as well as the approval of the FERC, the NRC, the SEC, the Federal Trade Commission and the U.S. Department of Justice. Applications to the state regulatory commissions and the FERC have been completed. The required authorizations from the Kansas Corporation Commission and the NRC have been obtained. It is currently expected that the Merger will be completed in the latter half of 1996; however, the timing of the effective date of the Merger is primarily dependent upon the regulatory process (see Note 4).

      A transition management team, consisting of executives from each company, is working toward the common goal of creating one company with integrated operations to achieve a more efficient and economic utilization of facilities and resources. It is management's intention that the consolidated company begin realizing certain savings upon the consummation of the Merger and, accordingly, costs associated with the Merger and the transition planning and implementation are expected to negatively impact earnings during 1996 and 1997. During the first quarter of 1996, the Company recognized approximately $2.8 million of costs associated with the Merger. The Merger is expected to qualify as a tax-free reorganization and as a pooling of interests for accounting purposes.

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

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

4. Commitments and Contingencies

Regulatory Matters

1995 Merger Rate Filings

      In connection with the Merger with SPS, in November 1995 the Company filed comprehensive proposals with the CPUC, the FERC and the WPSC to obtain approval of such Merger and the associated comprehensive proposals from such regulatory agencies. The CPUC proposal included, among other things, implementing an electric rate moratorium for five years, allowing for the sharing of earnings in excess of 12.5% return on equity (determined by utilizing the combined operations of the electric, gas and steam departments) on a 50/50 basis between shareholders and customers, retaining the Company's Energy Cost Adjustment ("ECA"), Gas Cost Adjustment ("GCA") and Qualifying Facilities Capacity Cost Adjustment ("QFCCA") mechanisms, implementing quality of service measures and recovering costs incurred in connection with the Merger (see Note 3). The quality of service measures included in the CPUC proposal relate to the following four areas: 1) customer complaints, 2) phone response time to customer inquiries, 3) response time to customer-initiated gas odor complaints, and 4) electric service availability. In the event that the Company does not meet the proposed quality of service measures, earnings may be reduced by up to $4 million on an annual basis. Additionally, the proposed sharing of earnings in excess of 12.5% return on equity would supersede the QFCCA earnings test discussed below. The CPUC has scheduled hearings on this matter for July 1996 and the WPSC has scheduled hearings for May 30-31, 1996. The FERC has not yet scheduled any proceedings related to the proposed Merger. However, during January 1996, the FERC issued a Notice of Inquiry concerning its merger policy under the Federal Power Act to determine whether the criteria and policies for evaluating mergers needs to be revised.

Electric and Gas Cost Adjustment Mechanisms

      The Company's QFCCA allows for the recovery of purchased capacity costs from new Qualifying Facility ("QF") projects not reflected in base rates. In January 1996, the CPUC issued a final decision which required the following: 1) an earnings test be implemented with a 50/50 sharing between the ratepayers and shareholders of earnings in excess of 11%, the Company's authorized rate of return on regulated common equity; 2) the calculation will be based on the Company's electric department earnings only; and 3) implementation will be on a prospective basis effective October 1, 1996, utilizing a test period for the prior twelve months ended June 30, 1996, unless superseded by a CPUC decision prior to the effective date. The Company intends to address this issue in connection with the merger rate filing discussed above.

      During 1994 and 1995, the CPUC conducted several proceedings to review issues related to the ECA. Most recently, the CPUC opened a docket to review whether the ECA should be maintained in its present form, altered or eliminated, and on January 8, 1996, combined this docket with the merger docket discussed above.

      The CPUC approved the recovery of certain energy efficiency credits from retail jurisdiction customers through the DSMCA in June 1994. In December 1994, the Colorado Office of Consumer Counsel ("OCC") filed an appeal of the CPUC's decision in the District Court in and for the City and County of Denver ("Denver District Court"). The Denver District Court approved the collection of these credits in June 1995, subject to refund. Accordingly, effective July 1, 1995, the Company began collection of the December 31, 1994 balance of unbilled revenue related to these credits. To date, the Company has recognized approximately $10.4 million of revenue related to these credits ($5.4 million unbilled). On April 9, 1996, the Denver District Court issued an order affirming the CPUC's decision.

Rate Cases

      In November 1993, the CPUC issued a final written decision regarding the Company's 1993 rate case, lowering the Company's annual base rate revenue requirement by approximately $5.2 million. The Phase II proceedings related to this rate case addressed cost allocation issues and specific rate changes for

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

the various customer classes based on the results of the Phase I decision. The CPUC approved a settlement agreement related to gas rates and the new gas rates were implemented effective October 1, 1995. A final decision on rehearing, reargument and reconsideration for the Phase II proceedings related to electric rates was issued in February 1996 and new rates became effective in early May 1996.

      The Company filed a rate case with the FERC on December 29, 1995, requesting a slight overall rate increase (less than 1%) from its wholesale electric customers. This filing, among other things, requested approval for recovery of Other Postretirement Employee Benefits ("OPEB") costs under Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions" ("SFAS 106"), postemployment benefit costs under Statement of Financial Accounting Standards No. 112 - "Employers' Accounting for Postemployment Benefits" ("SFAS 112") and new depreciation rates based on the Company's most recent depreciation study. On March 29, 1996, the FERC issued an order accepting for filing and suspending certain proposed rate changes and establishing hearing procedures.

Federal Energy Regulatory Commission

      On March 29, 1995, the FERC issued a Notice of Proposed Rulemaking ("NOPR") on Open Access Non-Discriminatory Transmission Services by Public
Utilities and Transmitting Utilities and a supplemental NOPR on Recovery of Stranded Costs (collectively, the "Mega-NOPR"). In the Mega-NOPR, the Commission intended to facilitate competition in wholesale bulk power markets by requiring that jurisdictional electric utilities, including the Company, provide transmission services on an open-access and comparable basis. A key feature of comparable service, as proposed in the Mega-NOPR, was that each utility establish separate rates for its transmission and generation services for new wholesale services, and provide transmission services for its own operations, including certain ancillary services, consistent with the terms of its comparable tariffs.

      In the Mega-NOPR, the FERC proposed pro forma network and point-to-point transmission tariffs. The FERC also proposed rules for the recovery by utilities of legitimate and verifiable stranded costs incurred when existing wholesale requirements customer and retail customers leave utilities' generation systems through FERC jurisdictional open-access tariffs and obtain their electric power from other energy suppliers.

      On June 26, 1995, the Company filed transmission tariffs with the FERC that were intended to meet the comparability of service requirements as set out in the Mega-NOPR ("PSCo Tariffs"). Concurrently with the comparability filing, e prime, a non-regulated energy services subsidiary of the Company, filed a power marketer application with the FERC. On August 18, 1995, Cheyenne filed transmission tariffs with the FERC that were intended to meet the Mega-NOPR comparability of service requirements ("Cheyenne Tariffs"). In an order issued on October 13, 1995, the FERC accepted the PSCo Tariffs and the Cheyenne Tariffs, subject to modification based on the outcome of the Mega-NOPR proceeding, effective August 25, 1995. The FERC also set the rates in the PSCo Tariffs and Cheyenne Tariffs for hearing. On January 26, 1996, the Company and Cheyenne filed revised tariffs containing terms and conditions which were intended to more closely conform to the FERC's pro forma tariffs as set out in the Mega-NOPR.

      On March 29, 1996, the FERC accepted the revised PSCo and Cheyenne Tariffs for filing, made the terms and conditions subject to the outcome of the Mega-NOPR, and made the rates subject to the outcome of the earlier proceeding. In the same order, the FERC accepted e prime's request for authorization to act as a power marketer, subject to certain conditions. On April 8, 1996, the Company and Cheyenne filed an Offer of Settlement in the rate proceeding, which is currently pending. On April 15, 1996, e prime filed a compliance filing and a request for rehearing on one of the conditions approved by the FERC in its order authorizing e prime to act as a marketer. Both filings are pending.

      On April 24, 1996, the FERC issued its Final Order on the Mega-NOPR ("Order No. 888"). In Order No. 888, the FERC adopted its proposal in the Mega-NOPR with certain modifications. As required by Order No. 888, jurisdictional utilities owning, controlling, or operating transmission facilities must file non-discriminatory open-access tariffs that satisfy the

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

comparability standard-- i.e., that offer transmission services consistent with what is provided for in their own operations. The FERC is requiring that all such utilities file the single pro forma tariff (combined network and point-to-point tariff) within sixty days of publication of the final rule in the Federal Register. As proposed in the Mega-NOPR, the FERC, in Order No. 888, is requiring that utilities must use the pro forma tariff for new requirements services and, after year-end, for new economy transactions under existing coordination agreements. Order No. 888 also requires that power pools, including the Inland Power Pool of which the Company is a member, file an open-access tariff for pool transactions.

      Order No. 888 also provides for the recovery of legitimate, prudent, and verifiable stranded investment costs in accordance with the proposal outlined in the Mega-NOPR. The FERC will permit utilities to seek extra contractual recovery of stranded costs associated with wholesale requirements contracts executed prior to July 11, 1994. The FERC is to be the primary forum for utilities seeking to recover stranded costs arising where retail customers become wholesale transmission customers of a utility. In addition, the FERC will allow utilities to seek to recover stranded costs resulting from retail wheeling, but only in circumstances where a state regulator does not have authority to address retail stranded costs at the time that retail wheeling is required.

      In Order No. 888, the FERC determined not to allow for the general abrogation of existing requirements contracts, but stated that it would permit customers and utilities to seek modification or termination of certain contracts on a case-by-case basis, and subject to appropriate stranded cost recovery.

      On April 24, 1996, the FERC issued a Final Rule on its rulemaking Open Access Same-time Information Systems ("OASIS") ("Order No. 889"). The intent of the rule is to ensure that owners of transmission facilities, including the Company and its affiliates, do not have an unfair competitive advantage in using transmission facilities to market their power. Order No. 889 requires the marketing area of a utility to obtain information about their transmission system for their own wholesale power transactions from the utility's OASIS in the same way as their competition does, and that utilities completely separate their wholesale power marketing and transmission operations functions.

      Simultaneously with its issuance of Order Nos. 888 and 889, the FERC also issued a NOPR on Capacity Reservation Open Access Transmission Tariffs. This proposed rule specifies filing requirements to be followed by public utilities in making transmission tariff filings based on capacity reservations for all transmission users. If adopted, the capacity reservation open access tariff would replace the pro forma tariff implemented in Order No. 888. Comments on this rulemaking must be filed by August 1, 1996.

Merger Notice of Inquiry

      On February 7, 1996, the FERC issued a Notice of Inquiry in which it requested comments on whether it should revise its criteria and policies for evaluating proposed public utility mergers in light of the fundamental changes in the electric industry and the regulations of the industry. The Company submitted comments to such proceeding, which were due on May 7, 1996.

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

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

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

Environmental Site Cleanup

      Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the U.S. Environmental Protection Agency ("EPA") has identified, and a Phase II environmental assessment has revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The Company has completed the cleanup of this site at a cost of approximately $9 million. On January 3, 1996, in a lawsuit by the Company against its insurance providers, the Denver District Court entered final judgment in favor of the Company in the amount of $5.6 million for certain clean up costs at Barter. Several appeals and cross appeals have been filed by the one of the insurance providers and the Company in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). Previously, the Company has received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. In addition, the Company expects to recoup additional expenditures by sale of the Barter property and from other potentially responsible parties.

      Polychlorinated biphenyl ("PCB") presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against the Company in the Denver District Court. The action alleged that the Company was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between the Company and the building owners resolving all claims between the Company and the building owners. In December 1995, complaints were filed by the Company against all applicable insurance carriers in the Denver District Court.

      The Ramp Industries disposal facility, located in Denver, Colorado has been designated by the EPA as a Superfund hazardous waste site pursuant to CERCLA and, on November 29, 1995, the Company received from the EPA a Notice of Potential Liability and Request for Information related to such site. The EPA is conducting an investigation of the contamination at this site and is in the process of identifying the nature and quantities of hazardous wastes delivered to, processed and currently stored at the site by Potentially Responsible Parties ("PRPs"). The Company has responded to the EPA's request. The estimated cost to investigate and remediate site contamination is not available as the EPA is in the initial stages of its investigation. At this time, the Company cannot estimate the amount, if any, of its potential liability related to this matter.

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

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

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

      On August 18, 1993, a conservation organization filed a complaint in the U.S. District Court for the District of Colorado ("U.S. District Court") pursuant to Section 304 of the Federal Clean Air Act, against the Company and the other joint owners of the Hayden station. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 19,000 six minute intervals during the period extending from the last quarter of 1988 through mid-1993 based on the data and reports obtained from the station's continuous opacity monitors ("COMs"), which measure average emission stream opacity in six minute intervals on a continuous basis, 2) the station was operated for over two weeks in late 1992 without a functioning electrostatic precipitator which constituted a modification of the station without the requisite permit from the Colorado Department of Public Health and Environment ("CDPHE"), and 3) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The joint owners of the station contest all of these claims and contend that there were no violations of the opacity limitation, because pursuant to the Colorado state implementation plan, visual emissions are to be measured by qualified personnel using the EPA's visual test known as Method 9 and not by any measurements from the station's COMs as alleged by the plaintiff.

      Discovery was completed and oral arguments on summary judgment motions were heard in mid-May 1995. On July 21, 1995, the U.S. District Court entered partial summary judgment on liability issues in favor of the plaintiff in regards to the claims described in items 1) and 3) above and denied the plaintiff's motion in regards to the claims described in item 2) above. On July 31, 1995, the joint owners filed a petition for an interlocutory appeal with the 10th Circuit Court of Appeals. On August 21, 1995, the joint owners' petition for permission to appeal was denied. Subsequent to the denial of the joint owners' petition, the U.S. District Court dismissed the plaintiff's claims described in item 2) above. As described below, the joint owners are currently involved in settlement discussions with the conservation organization, the CDPHE and the EPA. The Company has made substantial progress in the settlement discussions. Any settlement would be contained in a consent decree that would be subject to public comment and U. S. District Court approval. However, if settlement is not reached, court hearings for injunctive relief and the determination of penalties in connection with the litigation will be held. Further appeals could be pursued by the joint owners if settlement is not achieved.

      In December 1995, the conservation organization filed a motion for summary judgment which would require the joint owners to come into compliance with the opacity requirements identified in the August 1993 complaint within 60 days or submit a plan for the installation of additional pollution control equipment.

      Additionally, the Company had received and responded to a request from the EPA for information related to the plant and, on January 18, 1996, the EPA issued a notice of violation stating that the plant had exceeded the 20% opacity limitations in excess of 10,000 additional six-minute intervals during the period extending from mid-1993 to mid-1995. It is expected that the issues related to this notice of violation will be resolved as part of the settlement discussions previously mentioned.

      In early May 1996, the joint owners and the conservation organization agreed to a stay of further court proceedings as a result of progress achieved in settlement discussions. As part of the settlement discussions, payments to the U.S. Treasury and certain contributions by the joint owners in an aggregate amount of $4,250,000 are being considered. The Company would be responsible for approximately 53% of such costs and, in anticipation of a settlement, the Company made adequate provision for such amounts in the first quarter of 1996. The Company cannot predict the level of penalties, if any, or the remedies that the court or the EPA may impose if settlement is not reached or if the joint

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

owners are unsuccessful in a subsequent appeal. In the complaint, the plaintiff had requested, among other things, that the joint owners "pay to the EPA to finance air compliance and enforcement activities, as provided for by 42 U.S.C.
section 7604(g) (1), a penalty of $25,000 per day for each of their violations of the Clean Air Act." The statute provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. In setting penalties in its own enforcement actions, the EPA relies, in part, on such factors as the economic benefit of noncompliance, the actual or possible harm of noncompliance, the size of the violator, the willfulness or negligence of the violator and its degree of cooperation in resolving the matter.

      Moreover, it is expected that as part of the settlement discussed above, additional pollution control equipment and practices will be required at the station. The joint owners and the conservation organization have signed a stipulation that, at a minimum, baghouses will be installed at the Hayden station. Furthermore, the additional equipment and practices would be designed to address particulate matter, SO2 and NOx emission concerns raised by this litigation and by the Mt. Zirkel Wilderness Area Reasonable Attribution Study, which is expected to be finalized during 1996. The timing of the installation of the baghouses will be determined as part of the settlement, if achieved, or in the litigation process.

      The Company believes that, consistent with historical regulatory treatment, any costs for pollution control equipment to comply with pollution control regulations would be recovered from its customers. However, no assurance can be given that this practice will continue in the future.

Employee Litigation

      Several employee lawsuits have been filed against the Company involving alleged sexual/age/race/disability discrimination. The Company is actively contesting all such lawsuits and believes the ultimate outcome will not have a material impact on the Company's results of operations, financial position or cash flows.

      In one of the cases, certain employees terminated as part of the Company's 1991/1992 organizational analysis asserted breach of contract and promissory estoppel with respect to job security and breach of the covenant of good faith and fair dealing. Of the 21 actions filed, the trial court directed verdicts in favor of the Company in 19 cases. Two cases went to a jury, which entered verdicts adverse to the Company. All 21 decisions are currently on appeal, but the Company believes its liability, if any, will not have a material impact on the Company's results of operations, financial position or cash flows.

Union Contracts

      In early December 1995, the Company's contracts with the International Brotherhood of Electrical Workers, Local 111 expired. Previously, an arbitrator had rejected the Company's attempt to cancel the contract. The parties were unable to reach agreement on the contract issues reopened through the negotiation process and, as a result, entered into binding arbitration on March 20, 1996, as required under the provisions of the contracts. Contract provisions to be determined by this binding arbitration process are limited to the length of the contract extension and wages. A decision from the arbitrator is expected in the second quarter of 1996. In addition, the International Brotherhood of Electrical Workers, Local 111 has filed several grievances relating to the employment of certain non-union personnel to perform services for the Company, which matters are currently in arbitration. Approximately 2,150 employees, or 45% of the Company's total workforce, are represented by Local 111.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


5.  Management's Representations

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at March 31, 1996 and December 31, 1995, and the results of operations and cash flows for the three months ended March 31, 1996 and 1995. The consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 1995, 1994 and 1993 included in the Company's 1995 Annual Report filed with the Securities and Exchange Commission on Form 10-K.

      Because of seasonal and other factors, the results of operations for the three month period ended March 31, 1996 should not be taken as an indication of earnings for all or any part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
PUBLIC SERVICE COMPANY OF COLORADO

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of March 31, 1996, and the related consolidated condensed statements of income and cash flows for the three month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of Colorado and subsidiaries as of December 31, 1995 (not presented herein), and, in our report dated February 15, 1996, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1995, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado,
May 10, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings

      Earnings per share were $0.97 for the first quarter of 1996 as compared to $0.81 for the first quarter of 1995. The higher earnings were primarily attributable to increased electric and gas margins due to higher retail sales and lower operating and maintenance expenses resulting from the favorable impact of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (See Note 2. Fort St. Vrain in Item 1. FINANCIAL STATEMENTS).

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first three months of 1996 as compared to the same period in 1995.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................   $  11,896
 Wholesale............................................        (533)
 Other (including unbilled revenues)..................      (7,829)
                                                            ------
  Total revenues......................................       3,534
Fuel used in generation...............................        (848)
Purchased power.......................................         957
                                                               ---
  Net increase in electric margin.....................    $  3,425
                                                          ========

      The following table compares electric Kwh sales by major customer classes for the first quarter of 1996 and 1995.
                                             Millions of Kwh Sales
                                                1996     1995       % Change *
                                                ----     ----       ----------
Residential ................................   1,833    1,728         6.1%
Commercial and Industrial  .................   3,776    3,690         2.3
Public Authority ...........................      51       48         6.2
                                                  --       --
  Total Retail..............................   5,660    5,466         3.5
Wholesale...................................     792      794        (0.3)
                                                 ---      ---
  Total....................................    6,452    6,260         3.1
                                               =====    =====

*  Percentages are calculated using unrounded amounts

      Electric operating revenues increased in the first quarter of 1996, when compared to the first quarter of 1995, primarily due to higher electric Kwh retail sales resulting from residential customer growth offset, in part, by lower unbilled revenues ($7.1 million).

      The Company and Cheyenne currently have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarters of 1996 and 1995 had little impact on net income. A majority of purchased power costs associated with QFs have historically been collected through the QFCCA, a cost adjustment mechanism; however, the future recovery of costs under the QFCCA has been modified by the CPUC and will be subject to an earnings test, beginning October 1, 1996. The Company intends to address this issue in connection with the merger rate filing. This earnings test, if not changed or eliminated, may negatively impact the ability of the Company to earn a rate of return on common equity in excess of its current 11% allowed return in the electric department (see Note 4. Commitments and Contingencies-Regulatory Matters in Item 1. FINANCIAL STATEMENTS).

      Fuel used in generation expense decreased approximately $848,000 or 1.8% during the first quarter of 1996, as compared to the same quarter in 1995, due to slightly lower coal costs from the renegotiation of certain contracts as generation levels were about the same for both periods.

      Purchased power expense increased approximately $957,000 or 0.8% in the first three months of 1996 as compared to the same period in 1995, primarily due to an increase in economy purchases from other utilities to meet customer demand.

Gas Operations

      The following table details the change in gas operating revenues and gas purchased for resale for the first three months of 1996 as compared to the same period in 1995.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Gas operating revenues................................    $ (2,329)
Less: gathering, processing and transportation revenues         31
                                                                --
 Revenues from gas sales..............................      (2,360)
Gas purchased for resale..............................      (7,411)
                                                            ------
 Net increase in gas sales margin.....................    $  5,051
                                                          ========

      The following table compares gas Mcf deliveries by major customer classes for the first quarter of 1996 and 1995.
                                       Millions of Mcf Deliveries
                                                1996  1995   % Change *
                                                ----  ----   ----------
Residential................................     46.3  40.8      13.5%
Commercial and Industrial..................     27.2  23.5      15.5
                                                ----  ----
  Total Sales..............................     73.5  64.3      14.2
Gathering and Processing...................      0.2   0.4     (46.2)
Transportation.............................     25.5  24.2       5.3
                                               ----- -----
  Total....................................     99.2  88.9      11.5
                                               =====  ====

*  Percentages are calculated using unrounded amounts

      Gas sales margin increased in the first quarter of 1996, when compared to the first quarter of 1995, primarily due to higher retail gas sales resulting from colder weather in the current period and moderate customer growth. The weather was approximately 18.5% colder during the first quarter of 1996 as compared to the same period in 1995. While total gas sales increased 14.2%, revenues from gas sales decreased in the first three months of 1996, as compared to the same period in 1995, primarily due to the effects of lower gas costs which are recoverable through GCA mechanisms.

      The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarters of 1996 and 1995 had little impact on net income.

      The fluctuations in gas sales impact the amount of gas the Company must purchase and, therefore, affect total gas purchased for resale along with increases and decreases in the per-unit cost of gas. The $7.4 million decrease in gas purchased for resale for the first quarter of 1996 as compared to the first quarter of 1995, is primarily due to lower per unit cost of gas offset, in part, by the increase in gas purchases.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $13.5 million or 12.9% during the first quarter of 1996, when compared to the same quarter in 1995, primarily due to the favorable impact of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (approximately $16 million) offset, in part, by costs incurred during the first quarter of 1996 associated with the Merger ($2.8 million) and the settlement of certain environmental issues related to the operations of the Hayden station. These items are discussed further in Note 2. Fort St. Vrain, Note 3. Merger and Note 4. Commitments and Contingencies - Environmental Issues, respectively, in Item 1. FINANCIAL STATEMENTS.

      Depreciation and amortization expense increased approximately $1.7 million or 4.8% in the first quarter of 1996, as compared to the same period in 1995, primarily due to higher depreciation expense from property additions.

      Taxes (other than income taxes) decreased $786,000 or 3.4% during the first quarter of 1996, when compared to the same period in 1995, primarily due to decreased payroll related taxes resulting from a reduced workforce and lower property taxes.

      The increase in income taxes for the first quarter of 1996, as compared to the same period in 1995, is primarily due to higher pre-tax income, the tax effects of certain merger costs incurred in 1996 which are non-deductible for income tax purposes and the accrual of additional tax liabilities for prior years.

      The change in miscellaneous income and deductions - net was primarily due to the 1995 recognition of a $2.1 million refund obligation related to the sale of WestGas Gathering, Inc. in accordance with a 1995 settlement agreement with the OCC.

Financial Position

      The increase in accounts receivable at March 31, 1996, as compared to the amount at December 31, 1995, was due to the impact of a gas refund made late in 1995. The majority of this gas refund was applied directly to customers' accounts during the fourth quarter of 1995 which served to lower accounts receivable at December 31, 1995.

      Recovered purchased gas and electric energy costs - net increased approximately $28.3 million at March 31, 1996 as compared to December 31, 1995, primarily due to lower gas costs charged by the Company's suppliers. Effective April 2, 1996, as approved by the CPUC, natural gas rates were reduced by approximately $44 million on an annual basis which will serve to minimize any future overrecovery of purchased gas costs. This reduction will have no impact on net income. The decrease in accounts payable is also primarily attributable to lower gas costs.

      The decrease in noncurrent defueling and decommissioning liability of $23.1 million was primarily due to expenditures during the first quarter of 1996 and the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (See Note 2. Fort St. Vrain in Item 1. FINANCIAL STATEMENTS). Customer advances for construction decreased by approximately $41.9 million due to a 1996 transfer of amounts to property, plant and equipment, which served to reduce such investments, after determining that these amounts would not be refunded to customers in the future.

Recently Issued Accounting Standards Adopted

      In March 1995, the FASB issued SFAS 121, which requires the Company to review long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. This statement also imposes stricter criteria for continued recognition of regulatory assets by requiring that such assets be probable of future recovery at each balance sheet date. The Company adopted this standard on

January 1, 1996, the effective date of this new statement, and such adoption did not have a material impact on the Company's results of operations, financial position or cash flows.

Commitments and Contingencies

      Issues relating to the Merger with SPS, and regulatory and environmental matters are discussed in Notes 3 and 4, respectively, in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof, may impact the Company's future results of operations, financial position and cash flows.

Common Stock Dividend

      In the first quarter of 1996, the Company increased the quarterly dividend on its common stock from $0.51 per share to $0.525 per share. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flows and other factors. The Board of Directors will continue to evaluate the common stock dividend level on a quarterly basis.

Liquidity and Capital Resources

Cash Flows - Three Months Ended March 31
                                                            1996        1995
                                                            ----        ----
Net cash provided by operating activities (in millions)   $123.3      $ 178.0

      Cash provided by operating activities decreased approximately $54.7 million in the first quarter of 1996 when compared to the first quarter of 1995 primarily due to an increase in accounts receivable ($35.6 million) and a decrease in the recovery of purchased gas and electric energy costs ($19.9 million). The increase in accounts receivable was due to a gas refund made late in 1995 which was applied directly to customers' accounts resulting in lower cash receipts during the first quarter of 1996. The decrease in recovered purchased gas and electric energy costs was due to a reduction in the level of over collection of these costs in the first quarter of 1996, as compared to the first quarter of 1995, thereby also lowering cash receipts during the first quarter of 1996.

      At March 31, 1996, the Company's decommissioning liability, excluding defueling, was approximately $23.9 million. The expenditures related to this obligation are expected to be incurred during the remainder of 1996. The annual decommissioning amount being recovered from customers is approximately $13.9 million which will continue through June 2005. At March 31, 1996, approximately $95.8 million remains to be collected from customers and is reflected as a regulatory asset on the consolidated condensed balance sheet. Accordingly, operating cash flows will continue to be negatively impacted until the decommissioning of Fort St. Vrain is completed later in 1996.

                                                            1996        1995
                                                            ----        ----
Net cash used in investing activities (in millions)       $(60.7)     $(61.1)

      Cash used in investing activities, which substantially consists of construction expenditures, decreased only slightly for the first quarter of 1996, when compared to the same period in 1995, reflecting a consistent level of capital expenditures between the quarters.

                                                            1996        1995
                                                            ----        ----
Net cash used in financing activities (in millions)       $(64.8)    $(109.2)

      Cash used in financing activities decreased (indicating there were more borrowings) in the first quarter of 1996, when compared to the first quarter of 1995, primarily due to increases in short-term borrowings ($39.9 million) to meet operating cash requirements as discussed above.

                         PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

      Part  1. Issues relating to decommissioning and defueling are discussed in
            Note 2. Fort St. Vrain and issues relating to the recovery of energy efficiency credits, environmental site cleanup and other environmental matters, employee litigation and union contracts are discussed in Note 4. Commitments and Contingencies in Item 1, Part 1.

Item 4.  Submission of Matters to a Vote of Security Holders

      On January 31, 1996, the Company held a Special Meeting of Shareholders at which shareholders were asked to approve the Merger Agreement pursuant to which the holders of Company common stock and holders of SPS common stock will become holders of the common stock of NCE upon the completion of the Merger. The Merger was approved by the shareholders. Of the shares voted, 50,934,837, 1,366,283, and 824,460 votes were cast for, against and abstained, respectively (see Note
3. Merger in Item 1, Part 1). Approximately 72% of the Company's outstanding shares of common and preferred stock were voted in favor of the Merger. An affirmative vote of two-thirds of the outstanding shares was required for approval.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    12(a) Computation of Ratio of Consolidated Earnings to  Consolidated  Fixed
          Charges is set forth at page 25 herein.

    12(b) Computation  of  Ratio  of  Consolidated   Earnings  to  Consolidated
          Combined Fixed Charges and Preferred Stock Dividends is set forth at page 26 herein.

    15 Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 27 herein.

    27   Financial Data Schedule UT

(b)   Reports on Form 8-K

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

                                          PUBLIC SERVICE COMPANY OF COLORADO

                                          By     /s/ R. C. Kelly
                                          ---------------------------------
                                                   R. C. KELLY
                                             Senior Vice President,
                                             Finance, Treasurer and
                                             Chief Financial Officer

Dated:  May 14, 1996

                                 EXHIBIT INDEX

12(a) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 25 herein.

12(b) Computation of Ratio of Consolidated Earnings to Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 26 herein.

15 Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 27 herein.

27       Financial Data Schedule UT.

                                                                 EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by Report of Independent Public Accountants)



                                                    Three Months Ended
                                                        March 31,
                                                      1996       1995
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:

   Interest on long-term debt...................     $ 22,068   $ 21,506
   Interest on borrowings against corporate-owned
     life insurance contracts...................        9,258      7,969
   Other interest...............................        4,413      5,339
   Amortization of debt discount and expense less
     premium ...................................          977        791
   Interest component of rental expense.........        2,746      1,690
                                                        -----      -----
     Total .....................................     $ 39,462   $ 37,295
                                                     ========   ========

Earnings (before fixed charges and taxes on income):
   Net income...................................     $ 64,429   $ 53,644
   Fixed charges as above.......................       39,462     37,295
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....       41,146     29,334
                                                       ------     ------

     Total......................................     $145,037   $120,273
                                                     ========   ========

Ratio of earnings to fixed charges..............         3.68       3.22
                                                         ====       ====

                                                                 EXHIBIT 12(b)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
     TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

           (not covered by Report of Independent Public Accountants)



                                                   Three Months Ended
                                                       March 31,
                                                    1996      1995
                                                    ----      ----
                                         (Thousands of Dollars, except ratios)


Fixed charges and preferred stock dividends:

   Interest on long-term debt..................     $ 22,068  $ 21,506
   Interest on borrowings against corporate-owned
     life insurance contracts..................        9,258     7,969
   Other interest..............................        4,413     5,339
   Amortization of debt discount and expense less
     premium ..................................          977       791
   Interest component of rental expense........        2,746     1,690
   Preferred stock dividend requirement........        2,972     3,001
   Additional preferred stock dividend requirement     1,898     1,641
                                                       -----     -----

    Total ....................................      $ 44,332  $ 41,937
                                                    ========  ========

Earnings (before fixed charges and taxes on income):
   Net income..................................     $ 64,429  $ 53,644
   Interest on long-term debt..................       22,068    21,506
   Interest on borrowings against corporate-owned
     life insurance contracts..................        9,258     7,969
   Other interest..............................        4,413     5,339
   Amortization of debt discount and expense less
     premium ..................................          977       791
   Interest component of rental expense........        2,746     1,690
   Provisions for Federal and state taxes on
     income, net of investment tax credit
     amortization .............................       41,146    29,334
                                                      ------    ------

     Total.....................................     $145,037  $120,273
                                                    ========  ========

Ratio of earnings to fixed charges
  and preferred stock dividends................         3.27      2.87
                                                        ====      ====

                                                                    EXHIBIT 15
May 10, 1996


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; the Company's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of the Company's First Mortgage Bonds; the Company's Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; the Company's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and the Company's Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and Cumulative Preferred Stock, its Form 10-Q for the quarter ended March 31, 1996, which includes our report dated May 10, 1996, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP