Form 10-Q
period 1996-06-30
PUBLIC SERVICE CO OF COLORADO
filed 1996-08-08
CIK 81018

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1996
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
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

      At August 5, 1996, 64,249,239 shares of the registrant's Common Stock, $5.00 par value (the only class of common stock), were outstanding.


================================================================================

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l   Financial Statements .............................................. 1

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................... 19


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 25

Item 4.  Submission of Matters to a Vote of Security Holders............... 25

Item 6.  Exhibits and Reports on Form 8-K.................................. 26

SIGNATURE.................................................................. 27

EXHIBIT INDEX.............................................................. 28

EXHIBIT 12(a).............................................................. 29

EXHIBIT 12(b).............................................................. 30

EXHIBIT 15 ................................................................ 31















   In addition to the historical information contained herein, this report contains a number of "forward-looking statements", within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning capital expenditures, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those projected in such statements by reason of factors including, without limitation, electric utility restructuring; future economic conditions; earnings retention and dividend payout policies; developments in the legislative, regulatory and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as compliance with laws and regulations. These and other factors are discussed in the Company's filings with the Securities and Exchange Commission including this report.

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                                    ASSETS

                                                           June 30, December 31,
                                                             1996      1995
                                                             ----      ----
                                                            (Unaudited)

Property, plant and equipment, at cost:
   Electric ..........................................    $3,841,710 $3,751,321
   Gas................................................     1,011,096    989,215
   Steam and other....................................        78,194     88,446
   Common to all departments..........................       425,397    380,809
   Construction in progress...........................       128,516    192,580
                                                             -------    -------
                                                           5,484,913  5,402,371
   Less: accumulated depreciation ....................     1,981,001  1,921,659
                                                           ---------  ---------
     Total property, plant and equipment..............     3,503,912  3,480,712
                                                           ---------  ---------


Investments, at cost, and receivables.................        38,188     24,282
                                                              ------     ------

Current assets:
   Cash and temporary cash investments................        13,008     14,693
   Accounts receivable, less reserve for uncollectible
     accounts ($4,009 at June 30, 1996; $3,630 at
     December 31, 1995) ..............................       133,187    124,731
   Accrued unbilled revenues .........................        71,061     96,989
   Materials and supplies, at average cost............        53,738     56,525
   Fuel inventory, at average cost....................        28,506     35,654
   Gas in underground storage, at cost (LIFO).........        26,917     44,900
   Current portion of accumulated deferred income taxes       23,972     19,229
   Regulatory assets recoverable within one year (Note 1)     42,762     40,247
   Prepaid expenses and other.........................        30,281     35,619
                                                              ------     ------
    Total current assets..............................       423,432    468,587
                                                             -------    -------

Deferred charges:
   Regulatory assets (Note 1).........................       307,686    321,797
   Unamortized debt expense ..........................        10,766     10,460
   Other..............................................        49,622     48,457
                                                              ------     ------
    Total deferred charges............................       368,074    380,714
                                                             -------    -------
                                                          $4,333,606 $4,354,295
                                                          ========== ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                           June 30, December 31,
                                                             1996      1995
                                                             ----      ----
                                                         (Unaudited)


Common stock..........................................    $1,022,168 $  997,106
Retained earnings.....................................       372,401    346,539
                                                             -------    -------
    Total common equity...............................     1,394,569  1,343,645

Preferred stock:
   Not subject to mandatory redemption................       140,008    140,008
   Subject to mandatory redemption at par.............        41,289     41,289
Long-term debt........................................     1,316,847  1,195,553
                                                           ---------  ---------
                                                           2,892,713  2,720,495
                                                           ---------  ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than pensions     52,642     51,704
   Employees' postemployment benefits.................        23,500     23,500
   Defueling and decommissioning liability (Note 2)...             -     23,115
                                                                ----     ------
    Total noncurrent liabilities......................        76,142     98,319
                                                              ------     ------

Current liabilities:
   Notes payable and commercial paper ................       225,875    288,050
   Long-term debt due within one year.................        24,958     82,836
   Preferred stock subject to mandatory redemption
      within one year ................................         2,576      2,576
   Accounts payable...................................       130,292    156,109
   Dividends payable..................................        36,613     35,284
   Recovered purchased gas and electric energy costs -
      net (Note 1) ...................................        58,229      9,508
   Customers' deposits................................        19,077     17,462
   Accrued taxes......................................        30,556     55,393
   Accrued interest...................................        31,848     32,071
   Current portion of defueling and decommissioning
     liability (Note 2) ..............................        21,483     24,055
   Other..............................................        59,480     78,451
                                                              ------     ------
    Total current liabilities.........................       640,987    781,795
                                                             -------    -------

Deferred credits:
   Customers' advances for construction...............        55,006     99,519
   Unamortized investment tax credits ................       110,703    113,184
   Accumulated deferred income taxes  ................       526,453    508,143
   Other..............................................        31,602     32,840
                                                              ------     ------
    Total deferred credits............................       723,764    753,686

Commitments and contingencies (Note 4)................    $4,333,606 $4,354,295
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                   (Thousands of Dollars Except per Share Data)


                                                            Three Months Ended
                                                                 June 30,
                                                              1996         1995

Operating revenues:
   Electric..........................................    $357,764      $341,516
   Gas...............................................     117,395       148,312
   Other.............................................       9,628         8,871
                                                            -----         -----
                                                          484,787       498,699
Operating expenses:
   Fuel used in generation...........................      44,676        43,935
   Purchased power...................................     119,056       117,983
   Gas purchased for resale..........................      72,383       102,164
   Other operating expenses..........................      85,469        86,734
   Maintenance.......................................      15,705        16,156
   Depreciation and amortization.....................      38,046        35,027
   Taxes (other than income taxes)...................      21,288        21,412
   Income taxes......................................      16,313        12,654
                                                           ------        ------
                                                          412,936       436,065
Operating income.....................................      71,851        62,634

Other income and deductions:
   Allowance for equity funds used during construction        192         1,107
   Miscellaneous income and deductions - net.........          (9)          101
                                                               --           ---
                                                              183         1,208
Interest charges:
   Interest on long-term debt........................      21,714        21,337
   Amortization of debt discount and expense less
     premium ........................................         865           806
   Other interest....................................      15,562        14,403
   Allowance for borrowed funds used during
     construction ...................................        (644)         (959)
                                                             ----          ----
                                                           37,497        35,587
Net income...........................................      34,537        28,255
Dividend requirements on preferred stock.............       2,971         3,000
                                                            -----         -----
Earnings available for common stock..................    $ 31,566      $ 25,255
                                                         ========      ========
Weighted average common shares outstanding (thousands)     63,998        62,846
                                                           ======        ======

Earnings per weighted average
   share of common stock outstanding.................    $    0.49     $   0.40
                                                         =========     ========

Dividends per share declared on common stock.........    $   0.525     $   0.51
                                                         =========     ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                   (Thousands of Dollars Except per Share Data)


                                                             Six Months Ended
                                                                 June 30,
                                                              1996         1995

Operating revenues:
   Electric..........................................       727,881    $708,099
   Gas...............................................       359,623     392,869
   Other.............................................        20,200      18,327
                                                             ------      ------
                                                          1,107,704   1,119,295
Operating expenses:
   Fuel used in generation...........................        91,013      91,120
   Purchased power...................................       241,491     239,461
   Gas purchased for resale..........................       233,107     270,299
   Other operating expenses..........................       162,115     176,548
   Maintenance.......................................        30,077      30,860
   Depreciation and amortization.....................        74,908      70,193
   Taxes (other than income taxes)...................        43,593      44,503
   Income taxes......................................        57,459      41,988
                                                             ------      ------
                                                            933,763     964,972
Operating income.....................................       173,941     154,323

Other income and deductions:
   Allowance for equity funds used during construction          703       1,858
   Miscellaneous income and deductions - net.........        (2,537)     (3,782)
                                                             ------      ------
                                                             (1,834)     (1,924)
Interest charges:
   Interest on long-term debt........................        43,782      42,843
   Amortization of debt discount and expense less premium     1,842       1,597
   Other interest....................................        29,233      27,711
   Allowance for borrowed funds used during construction     (1,716)     (1,651)
                                                             ------      ------
                                                             73,141      70,500
Net income...........................................        98,966      81,899
Dividend requirements on preferred stock.............         5,943       6,001
                                                              -----       -----
Earnings available for common stock..................    $   93,023    $ 75,898
                                                         ==========    ========
Weighted average common shares outstanding (thousands)       63,839      62,680
                                                             ======      ======
Earnings per weighted average
   share of common stock outstanding.................    $    1.46     $   1.21
                                                         =========     =========

Dividends per share declared on common stock.........    $    1.05     $   1.02
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Thousands of Dollars)

                                                              Six Months Ended
                                                                  June 30,
                                                               1996      1995
                                                               ----      ----

Operating activities:
   Net income........................................       $  98,966  $ 81,899
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization....................          77,292    72,159
    Amortization of investment tax credits...........          (2,481)   (2,487)
    Deferred income taxes............................          20,292     3,179
    Allowance for equity funds used during construction          (703)   (1,858)
    Change in accounts receivable....................          (8,456)   24,707
    Change in inventories............................          27,918    18,458
    Change in other current assets...................          27,722    54,574
    Change in accounts payable.......................         (25,817)  (40,525)
    Change in other current liabilities..............          (7,233)   47,991
    Change in deferred amounts.......................          (1,627)      710
    Change in noncurrent liabilities.................         (17,073)  (12,596)
    Other............................................           1,392        65
                                                                -----        --
       Net cash provided by operating activities.....         190,192   246,276
                                                              -------   -------

Investing activities:
   Construction expenditures.........................        (135,615) (119,605)
   Allowance for equity funds used during construction            703     1,858
   Proceeds from (cost of) disposition of property,
      plant and equipment ...........................           1,574   (11,933)
   Purchase of other investments.....................          (2,333)   (7,283)
   Sale of other investments.........................             416       365
                                                                  ---       ---
       Net cash used in investing activities.........        (135,255) (136,598)

Financing activities:
   Proceeds from sale of common stock................          15,041    13,796
   Proceeds from sale of long-term debt..............         143,221    22,135
   Redemption of long-term debt......................         (80,933)  (38,149)
   Short-term borrowings - net.......................         (62,175)  (38,500)
   Dividends on common stock.........................         (65,833)  (63,051)
   Dividends on preferred stock......................          (5,943)   (6,001)
                                                               ------    ------
       Net cash used in financing activities.........         (56,622) (109,770)
                                                              -------  --------
       Net decrease in cash and temporary cash
         investments ................................          (1,685)      (92)
       Cash and temporary cash investments at
         beginning of period ........................          14,693     5,883
                                                               ------     -----
       Cash and temporary cash investments at end
         of period ..................................       $  13,008  $  5,791
                                                            =========  ========


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

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

      The   following   regulatory   assets  are   reflected  in  the  Company's
consolidated condensed balance sheets:

                                               June 30,  December 31, Recovery
                                                 1996       1995       Through
                                                 ----       ----       -------
                                               (Thousands of Dollars)

Nuclear decommissioning costs (Note 2)....    $ 93,771   $ 97,801       2005
Income taxes .............................     103,893    110,617       2006
Employees' postretirement benefits
  other than pensions.....................      51,025     47,600       2013
Early retirement costs....................      19,936     24,366       1998
Employees' postemployment benefits........      23,307     23,500   Undetermined
Demand-side management costs..............      32,477     30,188       2002
Unamortized debt reacquisition costs......      20,927     21,940       2024
Other.....................................       5,112      6,032       1999
                                                 -----      -----
  Total...................................     350,448    362,044
Classified as current.....................      42,762     40,247
                                                ------     ------
Classified as noncurrent..................    $307,686   $321,797
                                              ========   ========

      Certain costs associated with the Company's Demand Side Management ("DSM") programs are deferred and recovered in rates over five to seven year periods through the Demand Side Management Cost Adjustment ("DSMCA"). Non-labor incremental expenses, carrying costs associated with deferred DSM costs and incentives associated with approved DSM programs are recovered on an annual basis.

      Costs incurred to reacquire debt prior to scheduled maturity dates are deferred and amortized over the life of the debt issued to finance the reacquisition or as approved by the regulator.

      Recovered/Recoverable purchased gas and electric energy costs - net

      The Company and Cheyenne tariffs contain clauses which allow recovery of certain purchased gas and electric energy costs in excess of the level of such costs included in base rates. Currently, these cost adjustment tariffs are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. The cumulative effects are recognized as a current asset or liability until adjusted by refunds or collections through future billings to customers. However, if the Merger stipulation and agreement discussed in Note 4. Commitments and Contingencies - Regulatory Matters is accepted by the CPUC, the Company's Energy Cost Adjustment ("ECA") will be modified to allow for a 50/50 sharing (among customers and shareholders) of certain fuel and energy cost increases or decreases.

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

Statements of Cash Flows - Non-cash Transactions

      Shares of common stock (274,934 in 1996 and 310,546 in 1995), valued at the market price on date of issuance (approximately $9 million in 1996 and $10 million in 1995), were issued to the Employees' Savings and Stock Ownership Plan

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


of Public Service Company of Colorado and Participating Subsidiary Companies. The estimated issuance values were recognized in other operating expenses during the respective preceding years. Shares of common stock (6,470 in 1996 and 3,891 in 1995), valued at the market price on the date of issuance ($0.2 million in 1996 and $0.1 million in 1995), were issued to certain executives pursuant to the applicable provisions of the executive compensation plans. These stock issuances were non-cash transactions and are not reflected in the consolidated condensed statements of cash flows.

General

      See Note 1. of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K for a summary of the Company's significant accounting policies.

2. Fort St. Vrain

Overview

      In 1989, the Company announced its decision to end nuclear operations at the Fort St. Vrain Nuclear Generating Station ("Fort St. Vrain") and to proceed with the defueling and decommissioning of the reactor. While the defueling of the reactor to the Independent Spent Fuel Storage Facility ("ISFSI") was completed in June 1992, several issues related to the ultimate storage/disposal of Fort St. Vrain's spent nuclear fuel remained unresolved. However, as described below, on February 9, 1996, the Company and the Department of Energy ("DOE") entered into a contract resolving all issues related to this matter. Additionally, on March 22, 1996, the Company and the decommissioning contractors engaged to complete such activities, announced the completion of the physical decommissioning work at the facility with only Nuclear Regulatory Commission ("NRC") site release remaining to be obtained. It is currently expected that site release activities will be completed in 1996 and that the Company's NRC
Part 50 license will be terminated in early 1997.

      Fort St. Vrain is being repowered as a gas fired combined cycle steam plant consisting of two combustion turbines and two heat recovery steam generators totaling 471 Mw. The certificate of public convenience and necessity, which was received in July 1994, provides for the repowering of Fort St. Vrain in a phased approach as follows: Phase 1A - 130 Mw in 1996, Phase 1B - 102 Mw in 1998 and Phase 2 - 239 Mw in 2000. The repowering of Phase 1A has been completed and commercial operation commenced on May 1, 1996. The phased repowering allows the Company flexibility in timing the addition of this generation supply to meet future load growth.

Defueling

     On February 9, 1996, the Company and the DOE entered into an agreement relating to the disposal of Fort St. Vrain's spent nuclear fuel. As part of this agreement, the Company has agreed to the following: 1) the DOE assumed title to the fuel currently stored in the ISFSI, 2) the DOE will assume title to the ISFSI and will be responsible for the future defueling and decommissioning of the facility, 3) the DOE agreed to pay the Company $16 million for the settlement of claims associated with the ISFSI, 4) ISFSI operating and maintenance costs, including licensing fees and other regulatory costs, will be the responsibility of the DOE, and 5) the Company provided to the DOE a full and complete release of claims against the DOE resolving all contractual disputes related to storage/disposal of Fort St. Vrain spent nuclear fuel.

      As a result of the DOE settlement, coupled with a complete review of expected remaining decommissioning costs and establishment of the anticipated refund to customers discussed below, pre-tax earnings for the first quarter of 1996 were positively impacted by approximately $16 million. In accordance with the 1991 CPUC approval to recover certain decommissioning costs described below, 50% of any cash amounts received from the DOE as part of a settlement, net of costs incurred by the Company, including legal fees, is to be refunded or credited to customers. While final determination of the amount to be refunded to customers has not yet been completed, the Company established an $8 million liability for such refunds.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)

Decommissioning

      Following the 1991 CPUC approval, effective July 1, 1993 the Company began collecting from customers decommissioning costs which are expected to total approximately $124.4 million (plus a 9% carrying cost). Such amount, which is expected to be collected over a twelve year period, represented the inflation-adjusted estimated remaining cost of decommissioning activities not previously recognized as expense at the time of CPUC approval. At June 30, 1996, approximately $93.8 million of such amount remains to be collected from customers and, therefore, is reflected as a regulatory asset on the consolidated condensed balance sheet. The amount recovered from customers each year is approximately $13.9 million.

      As previously noted, on March 22, 1996, the Company and the decommissioning contractors announced that the physical decommissioning activities at the facility have been completed and that only NRC site release remained to be obtained. At June 30, 1996, approximately $328.7 million had been spent for defueling and decommissioning activities with a remaining $21.5 million defueling and decommissioning liability reflected on the consolidated condensed balance sheet. The Company believes this remaining decommissioning liability is adequate to complete all final decommissioning activities.

Funding

      Under NRC regulations, the Company is required to make filings with, and obtain the approval of, the NRC regarding certain aspects of the Company's decommissioning proposals, including funding. On January 27, 1992, the NRC accepted the Company's funding aspects of the decommissioning plan. The Company has also obtained an unsecured irrevocable letter of credit totaling $125 million that meets the NRC's stipulated funding guidelines including those proposed on August 21, 1991 that address decommissioning funding requirements for nuclear power reactors that have been prematurely shut down. In accordance with the NRC funding guidelines, the Company is allowed to reduce the balance of the letter of credit based upon milestone payments made under the fixed-price decommissioning contract. As a result of such payments, at June 30, 1996, the letter of credit had been reduced to $34 million.

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

3.  Merger

      On August 22, 1995, the Company, Southwestern Public Service Company ("SPS"), a New Mexico corporation, and New Century Energies, Inc. ("NCE"), a newly formed Delaware corporation, entered into an Agreement and Plan of

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


Reorganization ("Merger Agreement") providing for a business combination as peer firms involving the Company and SPS in a "merger of equals" transaction (the "Merger"). Based on outstanding common stock of the Company and SPS at June 30, 1996, the Merger would result in the common shareholders of the Company owning 62% of the common equity of NCE and the common shareholders of SPS owning 38% of the common equity of NCE. In January 1996, NCE filed its application with the Securities and Exchange Commission ("SEC") to be a registered public utility holding company and the parent company for the Company and SPS.

      The shareholders of the Company and SPS approved the Merger Agreement on January 31, 1996. Additionally, the Merger is subject to customary closing conditions, including the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals and findings of state utility regulators in Colorado, Texas, New Mexico, Wyoming and Kansas as well as the approval of the FERC, the NRC, the SEC, the Federal Trade Commission and the U.S. Department of Justice. The required authorizations from the WPSC, the Kansas Corporation Commission and the NRC have been obtained. During June and July 1996, hearings were held in Colorado, Texas and New Mexico, although final decisions have not been received. See Note 4. Commitments and Contingencies - Regulatory Matters. The FERC has set hearings regarding the proposed Merger for September 25, 1996 and directed an initial decision to be issued by January 31, 1997. The Company is pursuing settlement discussions which may accelerate obtaining FERC approval of the Merger. The Company expects that the SEC will make its ruling on the Merger within 30-60 days following the FERC decision. While timing of the effective date of the Merger is primarily dependent on the regulatory process, it is currently expected that the Merger will be completed no later than the spring of 1997.

      A transition management team, consisting of executives from each company, is working toward the common goal of creating one company with integrated operations to achieve a more efficient and economic utilization of facilities and resources. It is management's intention that the consolidated company begin realizing certain savings upon the consummation of the Merger and, accordingly, costs associated with the Merger and the transition planning and implementation are expected to negatively impact earnings during 1996 and 1997. During the first half of 1996, the Company recognized approximately $4.2 million of costs associated with the Merger. The Merger is expected to qualify as a tax-free reorganization and as a pooling of interests for accounting purposes.

      The Company recognizes that the divestiture of its existing gas business or certain non-utility ventures is a possibility under the new registered holding company structure, but is seeking approval from the SEC to maintain these businesses. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value. Additionally, in the event that divestiture of the gas business is required, the Company intends to pursue an alternative corporate organizational structure designed to permit retention of the gas business.

4. Commitments and Contingencies

Regulatory Matters

1995 Merger Rate Filings

      In connection with the Merger with SPS, in November 1995 the Company filed comprehensive proposals with the CPUC, the WPSC and the FERC to obtain approval of such Merger and the associated comprehensive proposals from such regulatory agencies.

      Hearings were held in Colorado in July 1996 and in an effort to settle the significant issues raised by several parties, the Company, the CPUC Staff, the Colorado Office of Consumer Counsel ("OCC") and substantially all other parties entered into a stipulation and agreement. The agreement establishes a five year performance based regulatory plan and acknowledges that the Merger is in the public interest. The major provisions of this agreement include:

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


      - a $6 million electric rate reduction effective October 1, 1996; followed by an additional $12 million electric rate reduction effective with the implementation of new gas rates resulting from the recently filed general gas rate case, or June 1, 1997, whichever is earlier,
      - an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001 as follows:

         Electric Department            Sharing of Excess Earnings
          Return on Equity        Customers        Company
          ----------------        ---------        -------
               11-12%               65%              35%
               12-14%               50%              50%
               14-15%               35%              65%
             over 15%              100%               0%

      - the termination of the Qualifying Facilities Capacity Cost Adjustment ("QFCCA") earnings test which was to become effective on October 1, 1996;
      - a freeze in base electric rates for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary to allow for the recovery of DSM, Qualifying Facility ("QF") and decommissioning costs;
      - a modification to the Company's ECA to allow for a 50/50 sharing of certain fuel and energy cost increases or decreases among customers and shareholders; and
      - the implementation of a Quality of Service Plan ("QSP") which provides for penalties totaling up to $5 million in year one and increasing to $11 million in year five, if the Company does not achieve certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries.

The rate reductions, the earnings sharing, the QSP and the modification to the ECA will remain in effect even if the Merger is not consummated. The freeze in base electric rates does not prohibit the Company from filing a general rate case or deny any party the opportunity to initiate a complaint or show cause proceeding. A final decision by the CPUC is expected by the end of the third quarter 1996.

      Approval of the Merger was received from the WPSC on May 30, 1996 and a written order is expected shortly. On June 26, 1996, the FERC announced an expedited schedule with hearings to begin in late September and an initial decision to be issued by January 31, 1997. Two issues were set for hearing which are related to hold harmless provisions and competition issues. Separately, in early 1996, the FERC issued a Notice of Inquiry in which it requested comments on whether it should revise its criteria and policies for evaluating utility mergers in light of the fundamental changes in the electric industry and the regulation of the industry. The Company submitted comments to such proceeding, which were due on May 7, 1996. The FERC Order indicated that the Merger will be subject to any additional criteria or changes in policy as a result of this Notice of Inquiry.

Electric and Gas Cost Adjustment Mechanisms

      The Company's QFCCA allows for the recovery of purchased capacity costs from new QF projects not reflected in base rates. In January 1996, the CPUC issued a final decision which required the following: 1) an earnings test be implemented with a 50/50 sharing between the ratepayers and shareholders of earnings in excess of 11%, the Company's authorized rate of return on regulated common equity; 2) the calculation will be based on the Company's electric department earnings only; and 3) implementation will be on a prospective basis effective October 1, 1996, utilizing a test period for the prior twelve months ended June 30, 1996, unless superseded by a CPUC decision prior to the effective date. The stipulation and agreement discussed above, if approved by the CPUC, will result in the termination of the QFCCA earnings test before implementation.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


      During 1994 and 1995, the CPUC conducted several proceedings to review issues related to the ECA. The CPUC opened a docket to review whether the ECA should be maintained in its present form, altered or eliminated, and on January 8, 1996, combined this docket with the merger docket discussed above.

      The CPUC approved the recovery of certain energy efficiency credits from retail jurisdiction customers through the DSMCA in June 1994. In December 1994, the OCC filed an appeal of the CPUC's decision in the District Court in and for the City and County of Denver ("Denver District Court"). The Denver District Court approved the collection of these credits in June 1995, subject to refund. Accordingly, effective July 1, 1995, the Company began collection of the December 31, 1994 balance of unbilled revenue related to these credits. To date, the Company has recognized approximately $11.0 million of revenue related to these credits ($4.4 million unbilled). On April 9, 1996, the Denver District Court issued an order affirming the CPUC's decision, however, the OCC has appealed this issue to the Colorado Supreme Court. The Company believes the CPUC's decision will be upheld. The Colorado Supreme Court will address this issue in late 1996 or early 1997.

Rate Cases

      In November 1993, the CPUC issued a final written decision regarding the Company's 1993 rate case, lowering the Company's annual base rate revenue requirement by approximately $5.2 million. The Phase II proceedings related to this rate case addressed cost allocation issues and specific rate changes for the various customer classes based on the results of the Phase I decision. The CPUC approved a settlement agreement related to gas rates and the new gas rates were implemented effective October 1, 1995. A final decision on rehearing, reargument and reconsideration for the Phase II proceedings related to electric rates was issued in February 1996 and new rates became effective in early May 1996.

      On June 5, 1996, the Company filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately $34 million, with new rates expected to become effective in early 1997. Hearings have been scheduled for December 1996.

      The Company filed a rate case with the FERC on December 29, 1995, requesting a slight overall rate increase (less than 1%) from its wholesale electric customers. This filing, among other things, requested approval for recovery of Other Postretirement Employee Benefits ("OPEB") costs under Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions", postemployment benefit costs under Statement of Financial Accounting Standards No. 112 - "Employers' Accounting for Postemployment Benefits" and new depreciation rates based on the Company's most recent depreciation study. On March 29, 1996, the FERC issued an order accepting for filing and suspending certain proposed rate changes. Hearings are currently scheduled for October 1996.

Federal Energy Regulatory Commission

      On April 24, 1996, the FERC issued Order No. 888, Order No. 889 and a Notice of Proposed Rulemaking ("NOPR"). Order No. 888 requires jurisdictional utilities owning, controlling, or operating transmission facilities to file non-discriminatory open-access tariffs that satisfy the comparability standard-- i.e., that offer transmission services consistent with what is provided for in their own operations. The FERC required that all such utilities file the single pro forma tariff (combined network and point-to-point tariff) by July 9, 1996. The FERC is requiring that utilities use the pro forma tariff for new requirements services and, after year-end, for new economy transactions under existing coordination agreements. Order No. 888 also requires that power pools, including the Inland Power Pool of which the Company is a member, file an open-access tariff for pool transactions.

      Order No. 888 also provides for the recovery of legitimate, prudent, and verifiable stranded investment costs incurred when existing wholesale requirements customers and retail customers leave utilities' generation systems

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


through FERC jurisdictional open-access tariffs and obtain their electric power from other energy suppliers. The FERC will permit utilities to seek extra contractual recovery of stranded costs associated with wholesale requirements contracts executed prior to July 11, 1994. The FERC is to be the primary forum for utilities seeking to recover stranded costs arising where retail customers become wholesale transmission customers of a utility. In addition, the FERC will allow utilities to seek to recover stranded costs resulting from retail wheeling, but only in circumstances where a state regulator does not have the authority to address retail stranded costs at the time when retail wheeling is required.

      In Order No. 888, the FERC determined not to allow for the general abrogation of existing requirements contracts, but stated that it would permit customers and utilities to seek modification of certain contracts on a case-by-case basis, and subject to appropriate stranded cost recovery.

      Order No. 889 requires utilities to implement standards of conduct and an Open Access Same-time Information System ("OASIS"). The intent of the rule is to ensure that owners of transmission facilities, including the Company and its affiliates, do not have an unfair competitive advantage in using transmission facilities to market their power. Order No. 889 requires the marketing area of a utility to obtain information about their transmission system for their own wholesale power transactions from the utility's OASIS in the same way as their competition does, and that utilities completely separate their wholesale power marketing and transmission operations functions.

      Simultaneously with its issuance of Order Nos. 888 and 889, the FERC issued a NOPR on Capacity Reservation Open Access Transmission Tariffs. This proposed rule specifies filing requirements to be followed by public utilities in making transmission tariff filings based on capacity reservations for all transmission users. If adopted, the capacity reservation open access tariff would replace the pro forma tariff implemented in Order No. 888.

      On March 29, 1996, following several filings during 1995 and early 1996, the FERC accepted the transmission tariffs filed by the Company and Cheyenne. The terms and conditions were subject to any changes required by Order No. 888 and the rates subject to the outcome of a separate rate proceeding. In the same order, the FERC accepted the request of e prime, a non-regulated subsidiary, for authorization to act as a power marketer, subject to certain conditions. On April 8, 1996, the Company and Cheyenne filed an Offer of Settlement in the rate proceeding, which is currently pending. On April 15, 1996, e prime filed a compliance filing and a request for rehearing on one of the conditions approved by the FERC in its order authorizing e prime to act as a marketer. The FERC accepted the compliance filing and the request for rehearing is still pending.

      As required by Order No. 888, the Company filed a compliance tariff on behalf of itself and Cheyenne on July 9, 1996. The Company is also taking other necessary measures to insure timely compliance with the various other requirements of Order Nos. 888 and 889.

Environmental Issues

Environmental Site Cleanup

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

      Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the U.S. Environmental Protection Agency ("EPA") has identified, and a Phase II environmental assessment has revealed, low level, widespread

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


contamination from hazardous substances at the Barter Metals Company properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The Company has completed the cleanup of this site at a cost of approximately $9 million. On January 3, 1996, in a lawsuit by the Company against its insurance providers, the Denver District Court entered final judgment in favor of the Company in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and the Company in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). Previously, the Company had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. In addition, the Company expects to recoup additional expenditures by sale of the Barter property and from other potentially responsible parties.

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

      The Ramp Industries disposal facility, located in Denver, Colorado has been designated by the EPA as a Superfund hazardous waste site pursuant to CERCLA and, on November 29, 1995, the Company received from the EPA a Notice of Potential Liability and Request for Information related to such site. The EPA is conducting an investigation of the contamination at this site and is in the process of identifying the nature and quantities of hazardous wastes delivered to, processed and currently stored at the site by Potentially Responsible Parties. The Company has responded to the EPA's request. The estimated cost to investigate and remediate site contamination is not available as the EPA is in the initial stages of its investigation. At this time, the Company cannot estimate the amount, if any, of its potential liability related to this matter.

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

Environmental Matters Related to Air Quality and Pollution Control

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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


      Hayden Steam Electric Generating Station

      In April 1992, the Company acquired interests in the two generating units at the Hayden Steam Electric Generating Station located near Hayden, Colorado. The Company currently is the operator of the Hayden station and owns an undivided interest in each of the two generating units at the station which in total average approximately 53%.

      On August 18, 1993, a conservation organization filed a complaint in the U.S. District Court for the District of Colorado ("U.S. District Court") pursuant to Section 304 of the Federal Clean Air Act, against the Company and the other joint owners of the Hayden station. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 19,000 six minute intervals during the period extending from the last quarter of 1988 through mid-1993 based on the data and reports obtained from the station's continuous opacity monitors ("COMs"), which measure average emission stream opacity in six minute intervals on a continuous basis, 2) the station was operated for over two weeks in late 1992 without a functioning electrostatic precipitator which constituted a modification of the station without the requisite permit from the Colorado Department of Public Health and Environment ("CDPHE"), and 3) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint sought, among other things, civil monetary penalties and injunctive relief. The joint owners of the station contested all of these claims and contended that there were no violations of the opacity limitation.

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

      On May 21, 1996, the Company and the other joint owners of the Hayden station reached an agreement in principle with the conservation organization, the CDPHE and the EPA which provides for a complete and final release of all civil claims for the violations alleged in the complaints filed by the conservation organization, the EPA and the CDPHE through the date of the agreement and further addresses future environmental compliance requirements and issues. The primary provisions of the agreement include: 1) the installation of pollution control equipment on both generating units to reduce future particulate (opacity), SO2 and NOx emissions to be completed by December 31, 1998 and December 31, 1999 or conversion of the facility to natural gas as a primary fuel supply, 2) a payment of $2 million to be paid to the U. S. Treasury, 3) a contribution of $2 million to a "Land Trust Fund" to be used for the purchase of land and/or conservation easements in the Yampa Valley to protect and enhance the air quality in the region, 4) a contribution of $250,000 to be used for the conversion of vehicles and/or wood burning appliances to natural gas in the Yampa Valley, and 5) stipulated future penalties for failure to comply with the terms of the agreement, including specific provisions related to meeting construction deadlines associated with the installation of additional pollution control equipment and complying with particulate, SO2 and NOx emissions limitations. Additionally, the joint owners have agreed that these limitations will be determined using data from the continuous emissions monitors installed on each generating unit. The Company is responsible for approximately 53% of the costs described above in items 2 - 4 and, in anticipation of such settlement, the Company made provision for such amounts in the first quarter of 1996.

      The joint owners have begun planning efforts for the installation of additional pollution control equipment and have up to six months from the date of the agreement to decide whether to pursue conversion of the Hayden station's primary fuel source from coal to natural gas. Assuming coal remains the primary fuel source, the joint owners estimate that the cost of installing pollution control equipment capable of reducing the emissions to the levels required under

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Continued)


the agreement, consisting of fabric filter dust collectors, lime spray dryers and low NOx burners on both units, is approximately $130 million, with the Company's portion totaling approximately $70 million. At December 31, 1995, the Company included approximately $46 million in its five year construction estimates for certain additional pollution control equipment at the Hayden station. While the alternative of natural gas as a primary fuel source would eliminate the need for certain additional pollution control equipment, it would require the construction of a natural gas pipeline to the generating facility as well as certain boiler changes. In general, assuming natural gas is the primary fuel source, the initial capital investment in additional pollution control equipment may be less; however, it is expected that the on-going cost of operating the facility would be higher.

      Valmont Steam Electric Generating Station

      On July 1, 1996, the Company received a Notice of Violation ("NOV") from the CDPHE which alleges excess SO2 emissions at the Valmont Steam Electric Generating Station for the period January 1, 1995 through August 22, 1995. The Company has responded to the NOV and believes that the amount of penalties, if any, that may result from such alleged violations would not have a material impact on the Company's results of operations, financial position or cash flows.

Employee Litigation

      Several  employee  lawsuits have been filed against the Company  involving
alleged   sexual/age/race/disability   discrimination   and  breach  of  alleged
employment contracts.

       On July 19, 1996, a class action complaint was filed by fourteen plaintiffs allegedly on behalf of all non-managerial, non-clerical women in the Company's regional facilities. The complaint asserts that the Company has engaged in company-wide sexual discrimination and sexual harassment, including retaliation. A previous class complaint filed by some of these plaintiffs along with other named plaintiffs, was withdrawn after the Company filed its response. It is too early to predict the outcome of the class action complaint. The Company intends to actively contest the class action and all other employee lawsuits and believes the ultimate outcome of the individual plaintiffs' cases will not have a material impact on the Company's results of operations, financial position or cash flows.

      Certain named employees terminated as part of the Company's 1991/1992 organizational analysis asserted breach of contract and promissory estoppel with respect to job security and breach of the covenant of good faith and fair dealing. Of the 21 actions filed, the trial court directed verdicts in favor of the Company in 19 cases. Two cases went to a jury, which entered verdicts adverse to the Company. All 21 decisions are currently on appeal, but the Company believes its liability, if any, will not have a material impact on the Company's results of operations, financial position or cash flows.

Union Contracts

      In early December 1995, the Company's contracts with the International Brotherhood of Electrical Workers, Local 111 (IBEW Local 111) expired. Approximately 2,150 employees, or 45% of the Company's total workforce, are represented by IBEW Local 111. Previously, an arbitrator had rejected the Company's attempt to cancel the contract. The parties were unable to reach agreement on the contract issues reopened through the negotiation process and, as a result, entered into binding arbitration on March 20, 1996, as required under the provisions of the contracts. On June 4, 1996, the arbitrator ruled that the Operations, Production and Maintenance (OP&M) collective bargaining agreement with the Union would continue until May 31, 1997 and that the employees covered by the agreement would receive a wage increase of 3.5% retroactive to December 1995. Such amount has been previously accrued.

      Subsequent to the arbitrator's decision on the OP&M agreement, the Company and the IBEW Local 111 came to an agreement on the Meter Reader, Order Reader and Field Credit Representative contract with a contract term and a wage increase consistent with the OP&M agreement. In addition, IBEW Local 111 has filed several grievances relating to the employment of certain non-union personnel to perform services for the Company. A decision has been entered on

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Concluded)

one of the multiple grievances, requiring that the Company pay union wage rates on a new construction job performed by an outside vendor.

      On June 21, 1996, the National Labor Relations Board ordered the Company to reinstate 150 union employees laid off or moved to other positions in the 1994 restructuring. The Company was ordered to make whole, with interest, any net loss of earnings or other benefits since the layoff. The Company is currently in the process of estimating the additional costs associated with this order which is not expected to have a material impact on the Company's results of operations, financial position or cash flows.

5. Divestiture of Nonutility Assets

      Since 1993, the Company has been pursuing the divestiture of all properties owned by Fuel Resources Development Co. (Fuelco), a wholly-owned subsidiary which was primarily involved in the exploration and production of oil and natural gas. On July 1, 1996, Fuelco sold its last remaining properties, the San Juan Coal Bed Methane properties, at approximately book value.

6.  Management's Representations

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at June 30, 1996 and December 31, 1995, and the results of operations for the three and six months ended June 30, 1996 and 1995 and cash flows for the six months ended June 30, 1996 and 1995. The consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 1995, 1994 and 1993 included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      Because of seasonal and other factors, the results of operations for the three and six month periods ended June 30, 1996 should not be taken as an indication of earnings for all or any part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
PUBLIC SERVICE COMPANY OF COLORADO

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of June 30, 1996, and the related consolidated condensed statements of income for the three and six month periods ended June 30, 1996 and 1995 and the consolidated condensed statements of cash flows for the six month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado,
August 6, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months  Ended June 30, 1996  Compared to the Three Months Ended June 30,
1995

Earnings

      Earnings per share were $0.49 for the second quarter of 1996 as compared to $0.40 for the second quarter of 1995. The higher earnings were primarily attributable to increased electric margin (electric revenues less energy costs) due to higher retail electric kwh sales and lower operating and maintenance expenses resulting from lower labor and employee benefit costs and other general cost reductions, reflecting the Company's commitment to cost containment.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the second quarter of 1996 as compared to the same period in 1995.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................     $16,136
 Wholesale............................................      (1,242)
 Other (including unbilled revenues)..................       1,354
                                                             -----
  Total revenues......................................      16,248
Fuel used in generation...............................         741
Purchased power.......................................       1,073
                                                             -----
  Net increase in electric margin.....................     $14,434
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the second quarter of 1996 and 1995.
                                              Millions of Kwh Sales
                                              ---------------------
                                                 1996       1995     %Change *
                                                 ----       ----     ---------
Residential ...............................     1,504     1,455        3.4%
Commercial and Industrial  ................     3,837     3,585        7.0
Public Authority ..........................        43        40        6.7
                                                -----     -----
  Total Retail.............................     5,384     5,080        6.0
Wholesale..................................       637       683       (6.7)
                                                -----     -----
  Total....................................     6,021     5,763        4.5
                                                =====     =====

*  Percentages are calculated using unrounded amounts

      Electric operating revenues increased in the second quarter of 1996, when compared to the second quarter of 1995, primarily due to higher electric Kwh retail sales resulting from customer growth.

      The Company and Cheyenne currently have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarters of 1996 and 1995 had little impact on net income. However, as discussed in Note 4. Commitments and Contingencies - Regulatory Matters in Item
1. FINANCIAL STATEMENTS, as part of a stipulation and agreement among the Company, the CPUC Staff, the OCC and other parties, which is subject to approval of the CPUC, effective October 1, 1996, the ECA will be modified to allow for a 50/50 sharing among the Company and customers of certain fuel and energy cost increases or decreases.

      Fuel used in generation expense increased approximately $741,000 or 1.7% during the second quarter of 1996, as compared to the same quarter in 1995, due to increased generation levels at the Company's power plants in the second quarter of 1996.

      In conjunction with the increase in fuel used in generation expense, purchased power expense also increased approximately $1.1 million or 0.9% in the second quarter of 1996, as compared to the same period in 1995, primarily due to an increase in economy purchases from other utilities to meet customer demand.

Gas Operations

      The following table details the change in gas operating revenues and gas purchased for resale for the second quarter of 1996 as compared to the same period in 1995.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Gas operating revenues................................     $(30,917)
Less: gathering, processing and transportation revenues         872
                                                                ---
 Revenues from gas sales..............................      (31,789)
Gas purchased for resale..............................      (29,781)
                                                            -------
 Net decrease in gas sales margin.....................      $(2,008)
                                                            =======

      The following table compares gas Mcf deliveries by major customer classes for the second quarter of 1996 and 1995.
                                     Millions of Mcf Deliveries
                                     --------------------------
                                                1996  1995       % Change *
                                                ----  ----       ----------
Residential................................     22.0  23.9         (8.2%)
Commercial, Industrial and Resale..........     14.3  14.6         (2.0)
                                                ----  ----
  Total Sales..............................     36.3  38.5         (5.8)
Gathering and Processing...................      0.4   0.3         35.3
Transportation.............................     28.4  24.5         15.9
                                                ----  ----
  Total....................................     65.1  63.3          2.8
                                                ====  ====

*  Percentages are calculated using unrounded amounts

      Gas sales margin decreased in the second quarter of 1996, when compared to the second quarter of 1995, primarily due to lower retail gas sales resulting from warmer weather in the second quarter of 1996 The weather was unusually cold during the second quarter of 1995, which served to increase the level of gas
(Mcf) sales during that period.

      The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarters of 1996 and 1995 had little impact on net income.

      The fluctuations in gas sales impact the amount of gas the Company purchases and, therefore, affect total gas purchased for resale along with increases and decreases in the per-unit cost of gas. The $29.8 million decrease in gas purchased for resale for the second quarter of 1996, as compared to the second quarter of 1995, is primarily due to lower gas sales and a lower per unit cost of gas.

Non-Fuel Operating Expenses

      Depreciation and amortization expense increased approximately $3.0 million or 8.6% in the second quarter of 1996, as compared to the same period in 1995, primarily due to the depreciation of property additions.

      The increase in income taxes for the second quarter of 1996, as compared to the same period in 1995, is primarily due to higher pre-tax income.

      Interest expense increased approximately $1.9 million or 5.4% primarily due to interest on overrecovered electric and gas costs and additional policy loans.

Six Months Ended June 30, 1996 Compared to the Six Months Ended June 30, 1995

Earnings

      Earnings per share were $1.46 for the first six months of 1996 as compared to $1.21 for the first six months of 1995. The higher earnings were primarily attributable to increased electric and gas margins due to higher retail sales and lower operating and maintenance expenses which include the favorable impact of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (see Note 2. Fort St. Vrain in Item 1. FINANCIAL STATEMENTS).

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first six months of 1996 as compared to the same period in 1995.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................     $28,032
 Wholesale............................................      (1,775)
 Other (including unbilled revenues)..................      (6,475)
                                                            ------
  Total revenues......................................      19,782
Fuel used in generation...............................        (107)
Purchased power.......................................       2,030
                                                             -----
  Net increase in electric margin.....................     $17,859
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the first six months of 1996 and 1995.
                                              Millions of Kwh Sales
                                              ---------------------
                                                1996       1995   % Change *
                                                ----       ----   ----------
Residential ...............................     3,337      3,183     4.8%
Commercial and Industrial..................     7,613      7,275     4.6
Public Authority ..........................        94         88     6.4
                                                   --         --
  Total Retail.............................    11,044     10,546     4.7
Wholesale..................................     1,428      1,477    (3.3)
                                                -----      -----
  Total....................................    12,472     12,023     3.7
                                               ======     ======

*  Percentages are calculated using unrounded amounts

      Electric operating revenues increased in the first six months of 1996, when compared to the first six months of 1995, primarily due to higher electric Kwh retail sales resulting from customer growth offset, in part, by lower unbilled revenues ($6.4 million). Electric customer growth has averaged approximately 2% since December 31, 1995.

      The Company and Cheyenne currently have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first six months of 1996 and 1995 had little impact on net income. However, as discussed in Note 4. Commitments and Contingencies - Regulatory Matters in Item
1. FINANCIAL STATEMENTS, as part of a stipulation and agreement among the Company, the CPUC Staff, the OCC and other parties, which is subject to approval of the CPUC, effective October 1, 1996, the ECA will be modified to allow for a 50/50 sharing among the Company and customers of certain fuel and energy cost increases or decreases.

      While fuel used in generation expense remained relatively constant, when comparing the two periods, purchased power expense increased approximately $2.0 million or 0.8% during the first six months of 1996 as compared to the same period in 1995, primarily due to an increase in economy purchases from other utilities to meet a higher level of customer demand.

Gas Operations

      The following table details the change in gas operating revenues and gas purchased for resale for the first six months of 1996 as compared to the same period in 1995.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Gas operating revenues................................     $(33,246)
Less: gathering, processing and transportation revenues         903
                                                                ---
 Revenues from gas sales..............................      (34,149)
Gas purchased for resale..............................      (37,192)
                                                            -------
 Net increase in gas sales margin.....................     $  3,043
                                                           ========

      The following table compares gas Mcf deliveries by major customer classes for the first six months of 1996 and 1995.
                                       Millions of Mcf Deliveries
                                       --------------------------
                                                1996   1995      % Change *
                                                ----   ----      ----------
Residential................................      68.2   64.7        5.5%
Commercial, Industrial and Resale..........      41.5   38.1        8.8
                                                 ----   ----
  Total Sales..............................     109.7  102.8        6.7
Gathering and Processing...................       0.7    0.8      (10.5)
Transportation.............................      53.9   48.7       10.6
                                                 ----   ----
  Total....................................     164.3  152.3        7.9
                                                =====  =====

*  Percentages are calculated using unrounded amounts

      Gas sales margin increased during the first six months of 1996, when compared to the first six months of 1995, primarily due to higher retail gas sales resulting from moderate customer growth. Weather for the two periods was generally the same, which was slightly colder than normal. While total gas sales increased 6.7%, revenues from gas sales decreased in the first six months of 1996, as compared to the same period in 1995, primarily due to the effects of lower gas costs which are recoverable through GCA mechanisms.

      The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first six months of 1996 and 1995 had little impact on net income.

      Increases and decreases in the per-unit cost of gas along with the fluctuations in the amount of gas sales impact the amount of gas the Company purchases and affect the total cost of gas purchased for resale. The $37.1 million decrease in gas purchased for resale for the six months ended June 30, 1996, as compared to the same period in 1995, is primarily due to a lower per unit cost of gas which was offset, in part, by the increase in gas purchases.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $15.2 million or 7.3% during the six months ended June 30, 1996, when compared to the same period in 1995, primarily due to the favorable impact of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (approximately $16 million) and lower labor and employee benefit costs resulting from the hiring freeze instituted in August 1995, which were offset, in part, by costs incurred during the first six months of 1996 associated with the Merger ($4.2 million) and the settlement of certain environmental issues related to the operations of the Hayden station. These items are discussed further in Note 2. Fort St. Vrain, Note 3. Merger and Note
4. Commitments and Contingencies - Environmental Issues,  respectively,  in Item
1. FINANCIAL STATEMENTS.

      Depreciation and amortization expense increased approximately $4.7 million or 6.7% in the first six months of 1996, as compared to the same period in 1995, primarily due to higher depreciation expense from property additions and amortization of regulatory assets.

      The increase in income taxes for the first six months of 1996, as compared to the same period in 1995, is primarily due to higher pre-tax income, the tax effects of certain merger and environmental liability costs incurred in 1996 which are non-deductible for income tax purposes and the accrual of additional tax liabilities for prior years.

      The change in miscellaneous income and deductions - net was primarily due to the 1995 recognition of a $2.1 million refund obligation related to the sale of WestGas Gathering, Inc. in accordance with a 1995 settlement agreement with the OCC.

Financial Position

      Recovered purchased gas and electric energy costs - net increased approximately $48.7 million at June 30, 1996, as compared to December 31, 1995, primarily due to lower purchased gas costs charged by the Company's suppliers. Effective April 2, 1996, as approved by the CPUC, natural gas rates were reduced by approximately $44 million on an annual basis to lower any future overrecovery of purchased gas costs. This reduction has had no impact on net income. The decrease in accounts payable is also primarily attributable to lower gas costs.

      The $25.7 million decrease in the defueling and decommissioning liability was primarily due to expenditures during the six months of 1996 coupled with recognizing the effects of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (See Note 2. Fort St. Vrain in Item 1. FINANCIAL STATEMENTS). Customer advances for construction decreased by approximately $44.5 million due to a 1996 transfer of amounts to property, plant and equipment, which served to reduce such investments, after determining that these amounts would not be refunded to customers in the future.

Commitments and Contingencies

      Issues relating to the Merger with SPS, and regulatory and environmental matters are discussed in Notes 3 and 4, respectively, in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

Common Stock Dividend

      During the first quarter of 1996, the Company increased the quarterly common stock dividend of $0.51 per share to $0.525 per share. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flows and other factors. The Board of Directors of the Company will continue to evaluate the common stock dividend level on a quarterly basis.

Liquidity and Capital Resources

Cash Flows - Six Months Ended June 30
                                                        1996     1995   Decrease
                                                        ----     ----   --------
Net cash provided by operating activities (in millions) $190.2 $246.3    $(56.1)

      Cash provided by operating activities decreased in the first six months of 1996, when compared to the first six months of 1995, primarily due to an increase in accounts receivable ($33.2 million) and a decrease in the recovery of purchased gas and electric energy costs ($39.3 million). The increase in accounts receivable was due to a gas refund made late in 1995 which was applied directly to customers' accounts resulting in lower cash receipts during the first quarter of 1996. The decrease in recovered purchased gas and electric energy costs was due to the reduction in the level of over-collection of these costs during the first six months of 1996, as compared to the first six months of 1995, thereby lowering cash receipts during the first six months of 1996.

      At June 30, 1996, the Company's decommissioning liability, excluding defueling, was approximately $19.5 million. The expenditures related to this obligation are expected to be incurred during the next year. The annual decommissioning amount being recovered from customers is approximately $13.9 million, which will continue through June 2005. At June 30, 1996, approximately $93.8 million remains to be collected from customers and is reflected as a regulatory asset on the consolidated condensed balance sheet. Accordingly, operating cash flows will continue to be negatively impacted until the decommissioning of Fort St. Vrain is completed (see Note 2. Fort St. Vrain in
Item 1. FINANCIAL STATEMENTS ).

                                                        1996     1995   Decrease
                                                        ----     ----   --------
Net cash used in investing activities (in millions)  $(135.3)  $(136.6)   $(1.3)

      Cash used in investing activities, which substantially consists of construction expenditures, decreased only slightly during the six months ended June 30, 1996, when compared to the same period in 1995, reflecting a consistent level of capital expenditures between the periods.

                                                        1996     1995   Decrease
                                                        ----     ----   --------
Net cash used in financing activities (in millions)  $(56.6)   $(109.8)  $(53.2)

      Cash used in financing activities decreased (indicating that there were more borrowings) in the first six months of 1996, when compared to the first six months of 1995, primarily due to the issuance of $125 million First Collateral Trust Bonds in May 1996. The proceeds from this financing were used to fund the Company's construction program, for other general corporate purposes and to repay short-term indebtedness incurred for such purposes.

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

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The 1996 Annual Meeting of Shareholders of the Company was held on May 14, 1996.

(b) Five matters were voted upon at the meeting: 1) the election of directors; 2) the appointment of Arthur Andersen LLP as the Company's independent public accountants; 3) a shareholder proposal to provide for cumulative voting; 4) a shareholder proposal that would have reduced the number of directors to seven, and 5) a shareholder proposal to require individuals who have been directors for two years and are nominated for a third year to have an unencumbered cash investment in Company stock equal to the total compensation received from the Company in the previous calendar year.

      With respect to the election of directors, the votes were as follows:

      Wayne H. Brunetti       53,668,145 shares for   1,952,021 shares withheld
      Collis P. Chandler, Jr. 53,637,146 shares for 1,983,020 shares withheld Dr. Doris M. Drury 53,620,235 shares for 1,999,931 shares withheld
      Thomas T. Farley        53,732,474 shares for   1,887,692 shares withheld
      Gayle L. Greer          53,591,884 shares for   2,028,282 shares withheld
      A. Barry Hirschfeld     53,655,301 shares for   1,964,865 shares withheld
      D. D. Hock              53,657,498 shares for   1,962,668 shares withheld
      George B. McKinley      53,619,332 shares for   2,000,834 shares withheld
      Will F. Nicholson, Jr.  53,688,271 shares for   1,931,895 shares withheld
      J. Michael Powers       53,748,005 shares for   1,872,161 shares withheld
      Thomas E. Rodriguez     53,699,200 shares for   1,920,966 shares withheld
      Rodney E. Slifer        53,749,059 shares for   1,871,107 shares withheld
      W. Thomas Stephens      53,748,303 shares for   1,871,863 shares withheld
      Robert G. Tointon       53,703,451 shares for   1,916,715 shares withheld

     With respect to the appointment of Arthur Andersen LLP, the vote was:
     54,016,791 shares for; 944,690 shares against; 658,685 shares abstain.

     With respect to the shareholder proposal on cumulative voting, the vote was: 11,774,585 shares for; 34,011,750 shares against; 2,156,001 shares abstain. The proposal did not pass.

     With respect to the shareholder proposal that would have reduced the number of directors to seven, the vote was: 6,701,470 shares for; 39,356,643 shares against; 1,884,223 shares abstain. The proposal did not pass.

     With respect to the shareholder proposal on directors' investment, the vote was: 7,795,554 shares for; 38,233,421 shares against; 1,913,361 shares abstain. The proposal did not pass.

     There were zero broker non-votes with respect to the election of directors and the appointment of Arthur Andersen LLP. Broker non-votes had no effect on the outcome of the three shareholder proposals.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

      4(a) Supplemental Indenture dated as of May 1, 1996 establishing a series of First Mortgage Bonds under the Indenture dated as of December 31, 1939.

      4(b) Supplemental Indenture No. 4 dated as of May 1, 1996 establishing a series of First Collateral Trust Bonds under the Indenture dated as of October 1, 1993.

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

    27     Financial Data Schedule UT

(b)   Reports on Form 8-K

      A report on Form 8-K, dated May 21, 1996, was filed on May 22, 1996. The item reported was Item 5 - Other Events, which presented information substantially the same as presented in Note 4. Commitments and Contingencies - Regulatory Matters - Environmental Issues - Environmental Matters Related to Air Quality and Pollution Control - Hayden Steam Electric Generating
Station in Item 1. FINANCIAL STATEMENTS herein.

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

                                          PUBLIC SERVICE COMPANY OF COLORADO

                                          By     /s/ R. C. Kelly
                                          ---------------------------------
                                                   R. C. KELLY
                                             Senior Vice President,
                                             Finance, Treasurer and
                                             Chief Financial Officer

Dated: August  7, 1996

                                 EXHIBIT INDEX

4(a) Supplemental Indenture dated as of May 1, 1996 establishing a series of First Mortgage Bonds under the Indenture dated as of December 31, 1939.

 4(b) Supplemental Indenture No. 4 dated as of May 1, 1996 establishing a series of First Collateral Trust Bonds under the Indenture dated as of October 1, 1993.

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

27    Financial Data Schedule UT.

                                                                 EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                         TO CONSOLIDATED FIXED CHARGES

           (not covered by Report of Independent Public Accountants)



                                                     Six Months Ended
                                                         June 30,
                                                      1996       1995
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:

   Interest on long-term debt...................     $43,782    $ 42,843
   Interest on borrowings against corporate-owned
      life insurance contracts..................      19,286      16,601
   Other interest...............................       9,947      11,110
   Amortization of debt discount and expense less
      premium ..................................       1,842       1,597
   Interest component of rental expense.........       5,379       3,403
                                                       -----       -----

     Total .....................................     $80,236    $ 75,554
                                                     =======    ========

Earnings (before fixed charges and taxes on income):
   Net income...................................     $98,966    $ 81,899
   Fixed charges as above.......................      80,236      75,554
   Provisions for Federal and state taxes on
     income, net of investment tax credit
     amortization ..............................      57,459      41,988
                                                      ------      ------

     Total......................................     $236,661   $199,441
                                                     ========   ========

Ratio of earnings to fixed charges..............         2.95       2.64
                                                         ====       ====

                                                                 EXHIBIT 12(b)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
     TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

           (not covered by Report of Independent Public Accountants)



                                                        Six Months Ended
                                                            June 30,
                                                         1996      1995
                                                         ----      ----
                                         (Thousands of Dollars, except ratios)


Fixed charges and preferred stock dividends:

   Interest on long-term debt..................      $ 43,782    $ 42,843
   Interest on borrowings against corporate-owned
      life insurance contracts.................        19,286      16,601
   Other interest..............................         9,947      11,110
   Amortization of debt discount and expense less
      premium .................................         1,842       1,597
   Interest component of rental expense........         5,379       3,403
   Preferred stock dividend requirement........         5,943       6,001
   Additional preferred stock dividend requirement      3,450       3,076
                                                        -----       -----

     Total ....................................      $ 89,629    $ 84,631
                                                     ========    ========

Earnings (before fixed charges and taxes on income):
   Net income..................................      $ 98,966    $ 81,899
   Interest on long-term debt..................        43,782      42,843
   Interest on borrowings against corporate-owned
      life insurance contracts.................        19,286      16,601
   Other interest..............................         9,947      11,110
   Amortization of debt discount and expense less
      premium .................................         1,842       1,597
   Interest component of rental expense........         5,379       3,403
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization...        57,459      41,988
                                                       ------      ------

     Total.....................................      $236,661    $199,441
                                                     ========    ========

Ratio of earnings to fixed charges
  and preferred stock dividends................          2.64        2.36
                                                         ====        ====

                                                                    EXHIBIT 15
August 6, 1996


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; the Company's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of the Company's First Mortgage Bonds; the Company's Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; the Company's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and the Company's Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and Cumulative Preferred Stock, its Form 10-Q for the quarter ended June 30, 1996, which includes our report dated August 6, 1996, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP