Form 10-Q
period 1996-09-30
PUBLIC SERVICE CO OF COLORADO
filed 1996-11-12
CIK 81018

--------------------------------------------------------------------------------



                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1996
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      At November 8, 1996, 64,774,397 shares of the registrant's Common Stock, $5.00 par value (the only class of common stock), were outstanding.

--------------------------------------------------------------------------------


                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l.  Financial Statements .............................................  1

Item 2.  Management's Discussion and Analysis of Financial Condition and
           Results of Operations........................................... 19


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 26

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

EXHIBIT INDEX.............................................................. 28

EXHIBIT 12(a).............................................................. 29

EXHIBIT 12(b).............................................................. 30

EXHIBIT 15 ................................................................ 31















   In addition to the historical information contained herein, this report contains a number of "forward-looking statements", within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning capital expenditures, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those projected in such statements due to a variety of factors including, without limitation, restructuring of the utility industry; future economic conditions; earnings retention and dividend payout policies; developments in the legislative, regulatory and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as compliance with laws and regulations. These and other factors are discussed in the Company's filings with the Securities and Exchange Commission including this report.

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                                     ASSETS

                                                      September 30, December 31,
                                                          1996         1995
                                                       (Unaudited)

Property, plant and equipment, at cost:
   Electric .......................................... $3,887,589    $3,751,321
   Gas................................................  1,011,274       989,215
   Steam and other....................................     78,197        88,446
   Common to all departments..........................    423,296       380,809
   Construction in progress...........................    150,189       192,580
                                                        ---------     ---------
                                                        5,550,545     5,402,371
   Less: accumulated depreciation ....................  2,011,606     1,921,659
                                                        ---------     ---------
     Total property, plant and equipment..............  3,538,939     3,480,712
                                                        ---------     ---------


Investments, at cost, and receivables.................     35,912        24,282
                                                        ---------     ---------

Current assets:
   Cash and temporary cash investments................     15,540        14,693
   Accounts receivable, less reserve for uncollectible
    accounts ($4,296 at September 30, 1996; $3,630 at
    December 31, 1995) .......... ....................    142,498       124,731
   Accrued unbilled revenues .........................     72,879        96,989
   Materials and supplies, at average cost............     51,450        56,525
   Fuel inventory, at average cost....................     22,446        35,654
   Gas in underground storage, at cost (LIFO).........     50,105        44,900
   Current portion of accumulated deferred income taxes    16,669        19,229
   Regulatory assets recoverable within one year (Note 1)  43,535        40,247
   Prepaid expenses and other.........................     30,800        35,619
                                                        ---------     ---------
    Total current assets..............................    445,922       468,587
                                                        ---------     ---------

Deferred charges:
   Regulatory assets (Note 1).........................    300,354       321,797
   Unamortized debt expense ..........................     10,506        10,460
   Other..............................................     73,996        48,457
                                                        ---------     ---------
    Total deferred charges............................    384,856       380,714
                                                        ---------     ---------
                                                       $4,405,629    $4,354,295
                                                       ==========    ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                             CAPITAL AND LIABILITIES

                                                      September 30, December 31,
                                                           1996        1995
                                                       (Unaudited)


Common stock.......................................... $1,040,831     $ 997,106
Retained earnings.....................................    374,690       346,539
                                                        ---------      --------
    Total common equity...............................  1,415,521     1,343,645

Preferred stock:
   Not subject to mandatory redemption................    140,008       140,008
   Subject to mandatory redemption at par.............     39,913        41,289
Long-term debt........................................  1,270,716     1,195,553
                                                        ---------     ---------
                                                        2,866,158     2,720,495

Noncurrent liabilities:
   Employees' postretirement benefits other
     than pensions ...................................     55,052        51,704
   Employees' postemployment benefits.................     23,500        23,500
   Defueling and decommissioning liability (Note 2)...          -        23,115
                                                        ---------     ---------
    Total noncurrent liabilities......................     78,552        98,319
                                                        ---------     ---------

Current liabilities:
   Notes payable and commercial paper ................    258,150       288,050
   Long-term debt due within one year.................     69,988        82,836
   Preferred stock subject to mandatory redemption
     within one year .................................      2,576         2,576
   Accounts payable...................................    159,806       156,109
   Dividends payable..................................     36,860        35,284
   Recovered purchased gas and electric energy
     costs - net (Note 1) ............................     45,357         9,508
   Customers' deposits................................     20,556        17,462
   Accrued taxes......................................     38,963        55,393
   Accrued interest...................................     24,160        32,071
   Current portion of defueling and decommissioning
     liability (Note 2) ..............................     15,182        24,055
   Other..............................................     60,021        78,451
                                                         --------       -------
    Total current liabilities.........................    731,619       781,795
                                                         --------       -------

Deferred credits:
   Customers' advances for construction...............     56,710        99,519
   Unamortized investment tax credits ................    109,463       113,184
   Accumulated deferred income taxes  ................    533,589       508,143
   Other..............................................     29,538        32,840
                                                         --------       -------
    Total deferred credits............................    729,300       753,686
                                                         --------       -------

Commitments and contingencies (Note 4)................   --------       -------
                                                       $4,405,629    $4,354,295
                                                       ===========   ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Thousands of Dollars Except per Share Data)


                                                           Three Months Ended
                                                              September 30,
                                                            1996         1995
                                                            ----         ----

Operating revenues:
   Electric..........................................    $385,370     $378,241
   Gas...............................................      81,364       81,946
   Other.............................................      10,127        8,266
                                                         --------     --------
                                                          476,861      468,453
Operating expenses:
   Fuel used in generation...........................      54,486       46,770
   Purchased power...................................     122,557      123,634
   Gas purchased for resale..........................      35,655       37,219
   Other operating expenses..........................      82,689       82,514
   Maintenance.......................................      14,732       16,109
   Depreciation and amortization.....................      38,987       35,442
   Taxes (other than income taxes)...................      21,708       20,461
   Income taxes......................................      17,825       23,568
                                                         --------      -------
                                                          388,639      385,717
                                                         --------      -------
Operating income.....................................      88,222       82,736

Other income and deductions:
   Allowance for equity funds used during construction         62          952
   Miscellaneous income and deductions - net (Note 1)     (10,899)      (1,198)
                                                         --------      --------
                                                          (10,837)        (246)
Interest charges:
   Interest on long-term debt........................      24,320       21,367
   Amortization of debt discount and expense
     less premium ...................................         854          816
   Other interest....................................      13,696       15,312
   Allowance for borrowed funds used during construction     (741)        (824)
                                                         --------      -------
                                                           38,129       36,671
                                                         --------      -------
Net income...........................................      39,256       45,819
Dividend requirements on preferred stock.............       2,962        2,991
                                                         --------      -------
Earnings available for common stock..................    $ 36,294      $42,828
                                                         ========      =======
Weighted average common shares outstanding (thousands)     64,324       63,077
                                                         ========      =======

Earnings per weighted average
   share of common stock outstanding.................    $   0.56     $   0.68
                                                         ========     ========

Dividends per share declared on common stock.........    $  0.525     $   0.51
                                                         ========     ========


      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                  (Thousands of Dollars Except per Share Data)


                                                           Nine Months Ended
                                                             September 30,
                                                           1996         1995
                                                           ----         ----

Operating revenues:
   Electric..........................................  $1,113,251   $1,086,340
   Gas...............................................     440,987      474,815
   Other.............................................      30,327       26,593
                                                        ---------    ---------
                                                        1,584,565    1,587,748
Operating expenses:
   Fuel used in generation...........................     145,499      137,890
   Purchased power...................................     364,048      363,095
   Gas purchased for resale..........................     268,762      307,518
   Other operating expenses..........................     240,613      258,959
   Maintenance.......................................      44,809       46,969
   Depreciation and amortization.....................     113,895      105,635
   Taxes (other than income taxes)...................      65,301       64,964
   Income taxes......................................      75,284       65,556
                                                        ---------    ---------
                                                        1,318,211    1,350,586
                                                        ---------    ---------
Operating income.....................................     266,354      237,162

Other income and deductions:
   Allowance for equity funds used during construction        765        2,810
   Miscellaneous income and deductions - net (Note 1)     (17,627)      (5,083)
                                                        ---------    ---------
                                                          (16,862)      (2,273)
Interest charges:
   Interest on long-term debt........................      68,102       64,210
   Amortization of debt discount and expense
     less premium ...................................       2,696        2,413
   Other interest....................................      42,929       43,023
   Allowance for borrowed funds used during construction   (2,457)      (2,475)
                                                        ---------    ---------
                                                          111,270      107,171
                                                        ---------    ---------
Net income...........................................     138,222      127,718
Dividend requirements on preferred stock.............       8,905        8,992
                                                        ---------    ---------
Earnings available for common stock..................    $129,317     $118,726
                                                        =========    =========
Weighted average common shares outstanding (thousands)     64,001       62,812
                                                        =========    =========

Earnings per weighted average
   share of common stock outstanding.................   $    2.02    $    1.89
                                                        =========    =========

Dividends per share declared on common stock.........   $   1.575    $    1.53
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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                             (Thousands of Dollars)

                                                             Nine Months Ended
                                                               September 30,
                                                            1996        1995
                                                            ----        ----

Operating activities:
   Net income........................................    $138,222     $127,718
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization....................     118,133      108,611
    Amortization of investment tax credits...........      (3,721)      (3,731)
    Deferred income taxes............................      32,187       13,369
    Allowance for equity funds used during construction      (765)      (2,810)
    Change in accounts receivable....................     (13,047)      28,006
    Change in inventories............................      13,078        2,939
    Change in other current assets...................      24,610       40,868
    Change in accounts payable.......................      (5,976)     (47,982)
    Change in other current liabilities..............     (24,373)      71,119
    Change in deferred amounts.......................      (8,882)      (8,446)
    Change in noncurrent liabilities.................     (14,663)      (9,939)
    Other............................................       1,876         (393)
                                                         --------     --------
       Net cash provided by operating activities.....     256,679      319,329
                                                         --------     --------

Investing activities:
   Construction expenditures.........................    (226,067)    (209,096)
   Allowance for equity funds used during construction        765        2,810
   Proceeds from disposition of property, plant
     and equipment (Note 5)                                22,220          297
   Payment for purchase of companies, net of cash
     acquired (Note 5) ..............................       3,649            -
   Purchase of other investments.....................      (1,823)      (7,280)
   Sale of other investments.........................       1,702        5,588
                                                         --------     --------
       Net cash used in investing activities.........    (199,554)    (207,681)
                                                         --------     --------

Financing activities:
   Proceeds from sale of common stock................      22,295       21,145
   Proceeds from sale of long-term debt..............     143,214       22,135
   Redemption of long-term debt......................     (82,121)     (39,405)
   Short-term borrowings - net.......................     (29,900)      (9,600)
   Redemption of preferred stock.....................      (1,376)      (1,376)
   Dividends on common stock.........................     (99,475)     (95,141)
   Dividends on preferred stock......................      (8,915)      (9,002)
                                                          -------     --------
       Net cash used in financing activities.........     (56,278)    (111,244)
                                                          -------     --------
       Net increase in cash and temporary cash investments    847          404
       Cash and temporary cash investments at
         beginning of period ........................      14,693        5,883
                                                          -------     --------
       Cash and temporary cash investments at
         end of period ..............................    $ 15,540     $  6,287
                                                         ========     ========


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

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Accounting Policies

Business, utility  operations and regulation

      The Company is an operating public utility engaged, together with its utility subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of The Public Utilities Commission of the State of Colorado ("CPUC") with respect to its retail electric and gas operations and the Federal Energy Regulatory Commission ("FERC") with respect to its wholesale electric operations and accounting policies and practices. Approximately 90% of the Company's electric and gas revenues are subject to CPUC jurisdiction. Cheyenne Light, Fuel and Power Company ("Cheyenne") is subject to the jurisdiction of the Public Service Commission of Wyoming ("WPSC"). WestGas Interstate, Inc. ("WGI") and Texas-Ohio Pipeline, Inc. are subject to the jurisdiction of the FERC.

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

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

      The   following   regulatory   assets  are   reflected  in  the  Company's
consolidated condensed balance sheets:

                                             September 30, December 31, Recovery
                                                 1996        1995        Through
                                                 ----        ----        -------
                                              (Thousands of Dollars)

Nuclear decommissioning costs (Note 2)....     $91,645     $97,801       2005
Income taxes .............................     100,346     110,617       2006
Employees' postretirement benefits
  other than pensions.....................      52,737      47,600       2013
Early retirement costs....................      17,721      24,366       1998
Employees' postemployment benefits........      23,211      23,500  Undetermined
Demand-side management costs..............      33,167      30,188       2002
Unamortized debt reacquisition costs......      20,421      21,940       2024
Other.....................................       4,641       6,032       1999
                                               -------      ------
  Total...................................     343,889     362,044
Classified as current.....................      43,535      40,247
                                               -------     -------
Classified as noncurrent..................    $300,354    $321,797
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

      Costs incurred to reacquire debt prior to scheduled maturity dates are deferred and amortized over the life of the debt issued to finance the reacquisition or as approved by the applicable regulatory authority.

      Recovered/Recoverable purchased gas and electric energy costs - net

      The Company and Cheyenne tariffs contain clauses which allow recovery of certain purchased gas and electric energy costs in excess of the level of such costs included in base rates. Currently, these cost adjustment tariffs are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. The cumulative effects are recognized as a current asset or liability until adjusted by refunds or collections through future billings to customers. The CPUC issued an oral decision related to the Company's merger rate filing which provides for the modification of the Company's Energy Cost Adjustment ("ECA"), effective with the issuance of the final decision, to allow for a 50/50 sharing (among customers and shareholders) of certain fuel and energy cost increases or decreases (see Note 4. Commitments and Contingencies - Regulatory Matters).

      Other Property

      Property, plant and equipment includes approximately $18.4 million and $25.4 million, respectively, for costs associated with the engineering design of a planned future Pawnee 2 generating station and certain water rights located in southeastern Colorado, also obtained for a future generating station. The Company is earning a return on these investments based on the Company's weighted average cost of debt and preferred stock in accordance with a CPUC rate order.

      Miscellaneous Income and Deductions - net

      Miscellaneous income and deductions - net includes items which are non-operating in nature or, in general, are not considered in the ratemaking process. Such items include, among other things, merger related costs,

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

contributions, gains and losses on the sale of property and certain litigation, severance and environmental accruals. Individually, these amounts did not have a material impact on the Company's results of operations.

Statements of Cash Flows - Non-cash Transactions

      Shares of common stock (274,934 in 1996 and 310,546 in 1995), valued at the market price on date of issuance (approximately $9 million in 1996 and $10 million in 1995), were issued to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. The estimated issuance values were recognized in other operating expenses during the respective preceding years. Shares of common stock (6,573 in 1996 and 3,891 in 1995), valued at the market price on the date of issuance ($0.2 million in 1996 and $0.1 million in 1995), were issued to certain executives pursuant to the applicable provisions of the executive compensation plans.

      During the third quarter of 1996, the Company exchanged 317,748 shares of common stock (valued at approximately $11.3 million) as well as cash for the acquisition of Texas-Ohio Gas, Inc. and Texas-Ohio Pipeline, Inc. (see
Note 5. Acquisition and Divestiture of Assets). Cash flows from operating activities reflect the changes in assets and liabilities, net of the effects from these acquisitions.

      The stock issuances referenced above were non-cash financing activities and are not reflected in the consolidated condensed statements of cash flows.

General

      See Note 1. of the Notes to Consolidated Financial Statements in the Company's 1995 Annual Report on Form 10-K for a summary of the Company's significant accounting policies. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2.  Fort St. Vrain

Overview

      In 1989, the Company announced its decision to end nuclear operations at the Fort St. Vrain Nuclear Generating Station ("Fort St. Vrain") and to proceed with the defueling and decommissioning of the reactor. While the defueling of the reactor to the Independent Spent Fuel Storage Facility ("ISFSI") was completed in June 1992, several issues related to the ultimate storage/disposal of Fort St. Vrain's spent nuclear fuel remained unresolved. However, as described below, on February 9, 1996, the Company and the Department of Energy ("DOE") entered into a contract resolving all issues related to this matter. Additionally, on March 22, 1996, the Company and the decommissioning contractors engaged to complete such activities announced the completion of the physical decommissioning work at the facility with only Nuclear Regulatory Commission ("NRC") site release remaining to be obtained. Moreover, site release activities were completed in late October 1996 and the Company believes that the NRC Part 50 license will be terminated in early 1997.

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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

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

      As a result of the DOE settlement, coupled with a complete review of expected remaining decommissioning costs and establishment of the anticipated refund to customers discussed below, pre-tax earnings for the first quarter of 1996 were positively impacted by approximately $16 million. In accordance with the 1991 CPUC approval to recover certain decommissioning costs described below, 50% of any cash amounts received from the DOE as part of a settlement, net of costs incurred by the Company, including legal fees, is to be refunded or credited to customers. While the amount to be refunded to customers has not yet been finally determined, the Company established an $8 million liability for such refunds.

Decommissioning

      Following the 1991 CPUC approval, effective July 1, 1993 the Company began collecting from customers decommissioning costs which are expected to total approximately $124.4 million (plus a 9% carrying cost). Such amount, which is expected to be collected over a twelve year period, represented the inflation-adjusted estimated remaining cost of decommissioning activities not previously recognized as expense at the time of CPUC approval. At September 30, 1996, approximately $91.6 million of such amount remains to be collected from customers and, therefore, is reflected as a regulatory asset on the consolidated condensed balance sheet. The amount recovered from customers each year is approximately $13.9 million.

      As previously noted, on March 22, 1996, the Company and the decommissioning contractors announced that the physical decommissioning activities at the facility have been completed. Additionally, the final site survey was completed in late October 1996 with only the NRC site release remaining to be obtained. At September 30, 1996, approximately $335 million had been spent for defueling and decommissioning activities with a remaining $15.2 million defueling and decommissioning liability reflected on the consolidated condensed balance sheet. The Company believes this remaining decommissioning liability is adequate to complete all final decommissioning activities.

Funding

      Under NRC regulations, the Company is required to make filings with, and obtain the approval of, the NRC regarding certain aspects of the Company's decommissioning proposals, including funding. On January 27, 1992, the NRC accepted the Company's funding aspects of the decommissioning plan. The Company has also obtained an unsecured irrevocable letter of credit totaling $125 million that meets the NRC's stipulated funding guidelines including those proposed on August 21, 1991 that address decommissioning funding requirements for nuclear power reactors that have been prematurely shut down. In accordance with the NRC funding guidelines, the Company is allowed to reduce the balance of the letter of credit based upon milestone payments made under the fixed-price decommissioning contract. As a result of such payments, at September 30, 1996, the letter of credit had been reduced to $26 million.

Nuclear Insurance

      During commercial operation and defueling, the Company participated in a federally mandated program to provide funding in the event public liability claims arose from a nuclear incident which exceeded available commercial

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

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

3.  Merger

      On August 22, 1995, the Company, Southwestern Public Service Company ("SPS"), a New Mexico corporation, and New Century Energies, Inc. ("NCE"), a newly formed Delaware corporation, entered into an Agreement and Plan of Reorganization ("Merger Agreement") providing for a business combination as peer firms involving the Company and SPS in a "merger of equals" transaction (the "Merger"). Based on outstanding common stock of the Company and SPS at September 30, 1996, the Merger would result in the common shareholders of the Company owning 62% of the common equity of NCE and the common shareholders of SPS owning 38% of the common equity of NCE. In January 1996, NCE filed its application with the Securities and Exchange Commission ("SEC") to be a registered public utility holding company and the parent company for the Company and SPS.

      The shareholders of the Company and SPS approved the Merger Agreement on January 31, 1996. Additionally, the Merger is subject to customary closing conditions, including the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals and findings of state utility regulators in Colorado, Texas, New Mexico, Wyoming and Kansas as well as the approval of the FERC, the NRC, the SEC, the Federal Trade Commission and the U.S. Department of Justice. The required authorizations from the WPSC, the Kansas Corporation Commission the NRC and the U.S. Department of Justice have been obtained. On August 23, 1996, the CPUC issued an oral decision approving the Company's merger settlement agreement. Hearings have been held in Texas and New Mexico, however, final decisions have not been received. Related to FERC approval, a non-unanimous settlement agreement has been reached and hearings were held in late September 1996. The FERC has indicated that an initial decision will be issued no later than January 31, 1997. See Note 4. Commitments and Contingencies - Regulatory Matters. The Company expects that the SEC will make its ruling on the Merger within 30-60 days following the FERC decision. While timing of the effective date of the Merger is primarily dependent on the regulatory process, it is currently expected that the Merger will be completed no later than the spring of 1997.

      A transition management team, consisting of executives from each company, is working toward the common goal of creating one company with integrated operations to achieve a more efficient and economic utilization of facilities and resources. It is management's intention that the consolidated company begin realizing certain savings upon the consummation of the Merger and, accordingly, costs associated with the Merger and the transition planning and implementation are expected to negatively impact earnings during 1996 and 1997. The Company recognized approximately $5.5 and $1.8 million of costs associated with the Merger during the first nine months of 1996 and 1995, respectively. The Merger is expected to qualify as a tax-free reorganization and as a pooling of interests for accounting purposes.

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

      On August 23, 1996, the CPUC issued an oral decision approving the Merger as well the major provisions of a stipulation and agreement entered into among the Company, the CPUC Staff, the Colorado Office of Consumer Counsel ("OCC"), and substantially all other parties. A final written order is expected in the near future. The decision establishes a five year performance based regulatory plan and acknowledges that the Merger is in the public interest. The major provisions of the decision include:

      -a $6 million electric rate reduction which was instituted October 1, 1996; to be followed by an additional $12 million electric rate reduction effective with the implementation of new gas rates resulting from the recently filed general gas rate case, or June 1, 1997, whichever is earlier;
      -an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001 as follows:

         Electric Department      Sharing of Excess Earnings
         -------------------      --------------------------
          Return on Equity        Customers     Shareholders
          ----------------        ---------     ------------
               11-12%               65%              35%
               12-14%               50%              50%
               14-15%               35%              65%
             over 15%              100%              0%;

      -the termination of the Qualifying Facilities Capacity Cost Adjustment ("QFCCA") earnings test which was to become effective on October 1, 1996; -a freeze in base electric rates for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary to allow for the recovery of DSM, Qualifying Facility ("QF") and decommissioning costs;
      -a modification to the Company's ECA to allow for a 50/50 sharing of certain fuel and energy cost increases or decreases among customers and shareholders; and
      -the implementation of a Quality of Service Plan ("QSP") which provides for penalties totaling up to $5 million in year one and increasing to $11 million in year five, if the Company does not achieve certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries. A new docket is expected to be opened to address the implementation of a reward structure for performance above certain standards.

      The rate reductions, the earnings sharing, the QSP and the modification to the ECA will remain in effect even if the Merger is not consummated. The freeze in base electric rates does not prohibit the Company from filing a general rate case or deny any party the opportunity to initiate a complaint or show cause proceeding.

      Approval of the Merger was received from the WPSC on August 16, 1996. Hearings in the FERC proceedings were held on September 24-26, 1996 and a settlement agreement with all but one intervenor was negotiated and presented at the hearings before an Administrative Law Judge (ALJ). An ALJ decision is expected during the fourth quarter of 1996. The FERC has indicated that an initial decision will be issued by January 31, 1997. Separately, in early 1996,

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

the FERC issued a Notice of Inquiry in which it requested comments on whether it should revise its criteria and policies for evaluating utility mergers in light of the fundamental changes in the electric industry and the regulation of the industry. The FERC Order indicated that the Merger will be subject to any additional criteria or changes in policy as a result of this Notice of Inquiry.

Electric and Gas Cost Adjustment Mechanisms

      The Company's QFCCA allows for the recovery of purchased capacity costs from new QF projects not reflected in base rates. In January 1996, the CPUC issued a final decision which required the following: 1) an earnings test be implemented with a 50/50 sharing between the ratepayers and shareholders of earnings in excess of 11%, the Company's authorized rate of return on regulated common equity; 2) the calculation will be based on the Company's electric department earnings only; and 3) implementation will be on a prospective basis effective October 1, 1996, utilizing a test period for the prior twelve months ended June 30, 1996, unless superseded by a CPUC decision prior to the effective date. The stipulation and agreement discussed above, which was approved by the CPUC, resulted in the termination of the QFCCA earnings test before implementation.

      During 1994 and 1995, the CPUC conducted several proceedings to review issues related to the ECA. The CPUC opened a docket to review whether the ECA should be maintained in its present form, altered or eliminated, and on January 8, 1996, combined this docket with the merger docket discussed above. The CPUC decision on the Merger modified and replaced the ECA with an Incentive Cost Adjustment (ICA). The ICA, which will become effective with the CPUC final order, allows for a 50/50 sharing of certain fuel and energy cost increases and decreases among customers and shareholders.

      The CPUC approved the recovery of certain energy efficiency credits from retail jurisdiction customers through the DSMCA in June 1994. In December 1994, the OCC filed an appeal of the CPUC's decision in the District Court in and for the City and County of Denver ("the Denver District Court"). The Denver District Court approved the collection of these credits in June 1995, subject to refund. Accordingly, effective July 1, 1995, the Company began collection of the December 31, 1994 balance of unbilled revenue related to these credits. To date, the Company has recognized approximately $11.8 million of revenue related to these credits ($3.8 million unbilled). On April 9, 1996, the Denver District Court issued an order affirming the CPUC's decision, however, the OCC appealed this issue to the Colorado Supreme Court. On August 20, 1996, the OCC filed a motion for voluntary dismissal with prejudice with the Colorado Supreme Court which was accepted and effectively resolved this matter.

Rate Cases

      On June 5, 1996, the Company filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately $34 million, with new rates expected to become effective in early 1997. Intervenor testimony was recently filed with the primary issue being authorized rate of return on common equity. Hearings have been scheduled for December 1996.

      The Company filed a rate case with the FERC on December 29, 1995, requesting a slight overall rate increase (less than 1%) from its wholesale electric customers. This filing, among other things, requested approval for recovery of Other Postretirement Employee Benefits ("OPEB") costs under Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions", postemployment benefit costs under Statement of Financial Accounting Standards No. 112 - "Employers' Accounting for Postemployment Benefits" and new depreciation rates based on the Company's most recent depreciation study. On March 29, 1996, the FERC issued an order accepting for filing and suspending certain proposed rate changes. Settlement agreements have been reached with all parties and filed with the FERC, which, overall, results in a slight decrease in rates. A final order is expected to be issued in late 1996 or early 1997.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

Federal Energy Regulatory Commission

      On April 24, 1996, the FERC issued Order No. 888, Order No. 889 and a Notice of Proposed Rulemaking ("NOPR"). Order No. 888 requires jurisdictional utilities owning, controlling, or operating transmission facilities to file non-discriminatory open-access tariffs that satisfy the comparability standard-- i.e., that offer transmission services consistent with what is provided for in their own operations. The FERC required that all such utilities file the single pro forma tariff (combined network and point-to-point tariff) by July 9, 1996. Order No. 888 also provides for the recovery of legitimate, prudent, and verifiable stranded investment costs incurred when existing wholesale requirements customers and retail customers leave utilities' generation systems through FERC jurisdictional open-access tariffs and obtain their electric power from other energy suppliers. The FERC will permit utilities to seek extra contractual recovery of stranded costs associated with wholesale requirements contracts executed prior to July 11, 1994. The FERC is to be the primary forum for utilities seeking to recover stranded costs arising where retail customers become wholesale transmission customers of a utility. In addition, the FERC will allow utilities to seek to recover stranded costs resulting from retail wheeling, but only in circumstances where a state regulator does not have the authority to address retail stranded costs at the time when retail wheeling is required.

      Order No. 889 requires utilities to implement standards of conduct and an Open Access Same-time Information System ("OASIS") to ensure that owners of transmission facilities, including the Company and its affiliates, do not have an unfair competitive advantage in using transmission facilities to market their power. In summary, it requires that utilities completely separate their wholesale power marketing and transmission operations functions. The NOPR on Capacity Reservation Open Access Transmission Tariffs specifies filing requirements to be followed by public utilities in making transmission tariff filings based on capacity reservations for all transmission users. If adopted, the capacity reservation open access tariff would replace the pro forma tariff implemented in Order No. 888.

      As required by Order No. 888, the Company filed a compliance tariff on behalf of itself and Cheyenne on July 9, 1996. The Company is also taking other necessary measures to ensure timely compliance with the various other requirements of Order Nos. 888 and 889.

      On March 29, 1996, following several filings during 1995 and early 1996, the FERC accepted the transmission tariffs filed by the Company and Cheyenne. The terms and conditions were subject to any changes required by Order No. 888 and the rates subject to the outcome of a separate rate proceeding. In the same order, the FERC accepted the request of e prime, inc. ("e prime"), a non-regulated subsidiary, for authorization to act as a power marketer, subject to certain conditions. On April 8, 1996, the Company and Cheyenne filed an Offer of Settlement in the rate proceeding, which is currently pending. On April 15, 1996, e prime filed a compliance filing and a request for rehearing on one of the conditions approved by the FERC in its order authorizing e prime to act as a marketer. The FERC accepted the compliance filing and the request for rehearing is still pending.

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

      Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the U.S. Environmental Protection Agency ("EPA") has identified, and a Phase II environmental assessment has revealed, low level, widespread

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

contamination from hazardous substances at the Barter Metals Company properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The Company has completed the cleanup of this site at a cost of approximately $9 million. On January 3, 1996, in a lawsuit by the Company against its insurance providers, the Denver District Court entered final judgment in favor of the Company in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and the Company in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). Previously, the Company had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. In addition, the Company expects to recoup additional expenditures beyond insurance proceeds through the sale of the Barter property and from other Potentially Responsible Parties.

      Polychlorinated biphenyl ("PCB") presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against the Company in the Denver District Court. The action alleged that the Company was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between the Company and the building owners resolving all claims. In December 1995, complaints were filed by the Company against all applicable insurance carriers in the Denver District Court. A trial date regarding the insurance carriers has been established for August, 1997.

      The Ramp Industries disposal facility, located in Denver, Colorado has been designated by the EPA as a Superfund hazardous substance site pursuant to CERCLA and, on November 29, 1995, the Company received from the EPA a Notice of Potential Liability and Request for Information related to such site. The EPA is conducting an investigation of the contamination at this site and is in the process of identifying the nature and quantities of hazardous wastes delivered to, processed and currently stored at the site by Potentially Responsible Parties. The Company has responded to the EPA's request. The estimated cost to investigate and remediate site contamination is not available as the EPA is still in the process of conducting its investigation. At this time, the Company cannot estimate the amount, if any, of its potential liability related to this matter.

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

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

Hayden Steam Electric Generating Station

      On August 18, 1993, a conservation organization filed a complaint in the U.S. District Court for the District of Colorado ("U.S. District Court") pursuant to provisions of the Federal Clean Air Act, against the joint owners of the Hayden Steam Electric Generating Station. The Company is the operator and owns an average undivided interest of approximately 53% of the station's two generating units. The complaint alleged, among other things, that the station exceeded the 20% opacity limitations during a period extending from 1988-1993 and that the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint sought, among other things, civil monetary penalties and injunctive relief. On July 21, 1995, the U.S. District Court entered partial summary judgment on liability issues in favor of the plaintiff. Additionally, the Company had received and responded to a request from the EPA for information related to the plant and, on January 18, 1996, the EPA issued a notice of violation stating that the plant had exceeded the 20% opacity limitations during the mid-1993 to mid-1995 period.

      On May 21, 1996, the Company and the other joint owners of the Hayden station reached an agreement with the conservation organization, the Colorado Department of Public Health and Environment ("CDPHE") and the EPA which provides for a complete and final release of all civil claims for the violations alleged in the complaints filed by the conservation organization, the EPA and the CDPHE through the date of the agreement and further addresses future environmental compliance requirements and issues. The primary provisions of the agreement include: 1) the installation of pollution control equipment on both generating units to reduce future particulate (opacity), SO2 and NOx emissions to be completed by December 31, 1998 and December 31, 1999 or conversion of the facility to natural gas as a primary fuel supply, 2) a payment of $2 million to be paid to the U. S. Treasury, 3) a contribution of $2 million to a "Land Trust Fund" to be used for the purchase of land and/or conservation easements in the Yampa Valley to protect and enhance the air quality in the region, 4) a contribution of $250,000 to be used for the conversion of vehicles and/or wood burning appliances to natural gas in the Yampa Valley, and 5) stipulated future penalties for failure to comply with the terms of the agreement, including specific provisions related to meeting construction deadlines associated with the installation of additional pollution control equipment and complying with particulate, SO2 and NOx emissions limitations. Additionally, the joint owners have agreed that these limitations will be determined using data from the continuous emissions monitors installed on each generating unit. The Company is responsible for approximately 53% of the costs described above in items 2 - 4 and, in anticipation of such settlement, the Company made provision for such amounts in the first quarter of 1996. In August 1996, the U. S. District Court entered the settlement agreement which effectively resolved the litigation. The payments discussed above were made shortly thereafter and the Company's portion of the above costs, totaling approximately $2.3 million, were reclassified from operating expenses to miscellaneous income and deductions-net.

      In late October, 1996 the joint owners completed an evaluation of alternative fuel sources which concluded that the Hayden station's primary fuel source should remain coal and that the conversion of the facility to natural gas would not be pursued as continuing the use of low-sulfur coal is the least cost alternative for the Company and its customers. The installation of the pollution control equipment will begin in the spring of 1997. The joint owners estimate that the cost of installing pollution control equipment capable of reducing the emissions to the levels required under the agreement, consisting of fabric filter dust collectors, lime spray dryers and low NOx burners on both units, is approximately $130 million, with the Company's portion totaling approximately
$70 million. Approximately $46 million of this amount was included in the Company's five year construction estimates at December 31, 1995.

Valmont Steam Electric Generating Station

      On July 1, 1996, the Company received a Notice of Violation ("NOV") from the CDPHE which alleges inadequate reporting of NOx and SO2 information and excess NOx emissions at the Valmont Steam Electric Generating Station for the period January 1, 1995 through August 22, 1995. The Company has responded to the NOV and believes that the amount of penalties, if any, that may result from such alleged violations would not have a material impact on the Company's results of operations, financial position or cash flows.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

Craig Steam Electric Generating Station

      On October 9, 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act ("the Act") against the joint owners of the Craig Steam Electric Generating Station. Tri-State Generation and Transmission Association is the operator of the Craig station and the Company owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through second quarter of 1996, and 2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. The Company does not believe that its potential liability or the future impact of this litigation on plant operations will have a material impact on the Company's results of operations, financial position or cash flows.

Employee Litigation

      Several employee lawsuits have been filed against the Company involving alleged sexual/age/race/disability discrimination, breach of alleged employment contracts and termination related issues.

      On July 19, 1996, a class action complaint was filed by fourteen plaintiffs allegedly on behalf of all non-managerial, non-clerical women in the Company's regional facilities. The complaint asserts that the Company has engaged in company-wide pattern and practice of sexual discrimination, including sexual harassment and retaliation. A previous class complaint filed by some of these plaintiffs along with other named plaintiffs, was withdrawn after the Company filed its response. It is too early to predict the outcome of the class action complaint. The Company intends to actively contest the class action and all other employee lawsuits and believes the ultimate outcome of the individual plaintiffs' cases will not have a material impact on the Company's results of operations, financial position or cash flows.

      Certain named employees terminated as part of the Company's 1991/1992 organizational analysis have asserted breach of contract and promissory estoppel with respect to job security and breach of the covenant of good faith and fair dealing. Of the 21 actions filed, the trial court directed verdicts in favor of the Company in 19 cases. Two cases went to a jury, which entered verdicts adverse to the Company. All 21 decisions are currently on appeal, but the Company believes its liability, if any, will not have a material impact on the Company's results of operations, financial position or cash flows.

Union Contracts

      In early December 1995, the Company's contracts with the International Brotherhood of Electrical Workers, Local 111 (IBEW Local 111) expired. Approximately 2,150 employees, or 45% of the Company's total workforce, are represented by IBEW Local 111. Previously, an arbitrator had rejected the Company's attempt to terminate the contracts on the expiration dates. Therefore, negotiation of limited issues was reopened. The parties were unable to reach agreement on the contract issues reopened through the negotiation process and, as a result, the Company and IBEW Local 111 entered into binding arbitration on March 20, 1996, as required under the contracts. On June 4, 1996, the arbitrator ruled that the Operations, Production and Maintenance (OP&M) collective bargaining agreement with the Union would continue until May 31, 1997 and that the employees covered by the agreement would receive a wage increase of 3.5% retroactive to December 1995. Such amount had been previously accrued.

      Subsequent to the arbitrator's decision on the OP&M agreement, the Company and the IBEW Local 111 came to an agreement on the Meter Reader, Order Reader and Field Credit Representative contract with a contract term and a wage increase consistent with the OP&M agreement. In addition, IBEW Local 111 has filed several grievances relating to the employment of certain non-union personnel to perform services for the Company. A decision has been entered on

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

two of the multiple grievances, requiring that the Company pay union wage rates on new construction jobs performed by outside vendors.

      On June 21, 1996, the National Labor Relations Board ordered the Company to reinstate approximately 150 union employees laid off or moved to other positions in the 1994 restructuring. The Company was ordered to make whole, with interest, any net loss of earnings or other benefits since the layoff. Thirty-two employees were reinstated and, while the final costs associated with the order have not been determined, the Company accrued $1.5 million during the third quarter of 1996 related to this obligation.

5.  Acquisition and Divestiture of Assets

Acquisition of Texas-Ohio Gas, Inc. and Texas-Ohio Pipeline, Inc.

      Effective September 1, 1996, the Company and e prime, a wholly-owned subsidiary, acquired all of the outstanding stock of Texas-Ohio Gas, Inc. and Texas-Ohio Pipeline, Inc. in exchange for a combination of common stock of the Company and cash. Such acquisitions were accounted for using the purchase method. These companies are primarily engaged in gas brokering and marketing activities and are subsidiaries of e prime.

Divestiture of Fuel Resources Development Co.

      Since 1993, the Company has been pursuing the divestiture of all properties owned by Fuel Resources Development Co. ("Fuelco"), a wholly-owned subsidiary which was primarily involved in the exploration and production of oil and natural gas. On July 1, 1996, Fuelco sold its last remaining properties, the San Juan Coal Bed Methane properties, at approximately book value. Effective October 31, 1996, Fuelco was dissolved.

International Investments

      e prime has been investigating the purchase of a partial interest in a 600 Mw electric generation facility located in Kazakstan, formerly a republic of the Soviet Union. The government of Kazakstan is in the process of privatizing a number of its state owned generation and distribution facilities. The generation facility provides power to local distribution companies as well as local companies involved in the mining and metal industries. The estimated investment in such project, which is subject to Board of Director approval, is expected to be no greater than approximately $2-$5 million.

6.  Management's Representations

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at September 30, 1996 and December 31, 1995, and the results of operations for the three and nine months ended September 30, 1996 and 1995 and cash flows for the nine months ended September 30, 1996 and 1995. The consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 1995, 1994 and 1993 included in the Company's 1995 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      Because of seasonal and other factors, the results of operations for the three and nine month periods ended September 30, 1996 should not be taken as an indication of earnings for all or any part of the balance of the year.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
PUBLIC SERVICE COMPANY OF COLORADO

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of September 30, 1996, and the related consolidated condensed statements of income for the three and nine month periods ended September 30, 1996 and 1995 and the consolidated condensed statements of cash flows for the nine month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Company's management.

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


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado,
November 8, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months Ended September 30, 1996 Compared to the Three Months Ended September 30, 1995

Earnings

      Earnings per share were $0.56 for the third quarter of 1996 as compared to $0.68 for the third quarter of 1995. While operating margins from electric and gas operations were comparable over the two periods, the lower earnings were primarily attributable to the recognition of costs associated with various non-recurring items, including accruals for certain severance costs and employee litigation and environmental issues. Additionally, the Company's earnings were positively impacted by lower labor and employee benefit costs and other general cost reductions, reflecting the Company's continued commitment to cost containment.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the third quarter of 1996 as compared to the same period in 1995.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................   $  10,997
 Wholesale............................................       3,183
 Other (including unbilled revenues)..................      (7,051)
                                                         ---------
  Total revenues......................................       7,129
Fuel used in generation...............................       7,716
Purchased power.......................................      (1,077)
                                                         ---------
  Net increase in electric margin.....................   $     490
                                                         =========

      The following table compares electric Kwh sales by major customer classes for the third quarter of 1996 and 1995.
                                              Millions of Kwh Sales
                                              ---------------------
                                                 1996      1995    %Change *
                                                 ----      ----    ---------
Residential ...............................     1,655     1,564      5.9%
Commercial and Industrial  ................     4,225     4,045      4.4
Public Authority ..........................        52        48      9.0
                                                -----     -----
  Total Retail.............................     5,932     5,657      4.9
Wholesale..................................       943       715     31.8
                                                -----     -----
  Total....................................     6,875     6,372      7.9
                                                =====     =====

*  Percentages are calculated using unrounded amounts

      Electric operating revenues increased slightly in the third quarter of 1996, when compared to the third quarter of 1995, primarily due to higher electric Kwh retail sales resulting from customer growth offset, in part, by lower unbilled revenues ($7.9 million). The increase in sales to wholesale customers is due, in part, to the power marketing activities at e prime, initiated in the third quarter of 1996. However, such sales provide a lower margin than other electric sales.

      The Company and Cheyenne have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the third quarters of 1996 and 1995 had little impact on net income. However, as discussed in Note
4. Commitments and Contingencies - Regulatory Matters in Item 1. FINANCIAL STATEMENTS, as part of a stipulation and agreement among the Company, the CPUC Staff, the OCC and other parties, which was orally approved by the CPUC on

August 23, 1996, the Company's ECA will be modified to allow for a 50/50 sharing among the Company and customers of certain fuel and energy cost increases or decreases, effective with the final CPUC decision.

      Fuel used in generation expense increased approximately $7.7 million or 16.5% during the third quarter of 1996, as compared to the same quarter in 1995, due to increased generation levels at the Company's power plants and higher coal supply costs in the third quarter of 1996.

Gas Operations

      The following table details the change in gas operating revenues and gas purchased for resale for the third quarter of 1996 as compared to the same period in 1995.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Gas operating revenues................................     $  (582)
Less: gathering, processing and transportation revenues      1,663
                                                           -------
 Revenues from gas sales (including unbilled revenues)      (2,245)
Gas purchased for resale..............................      (1,564)
                                                           -------
 Net decrease in gas sales margin.....................     $  (681)
                                                           =======

      The following table compares gas Mcf deliveries by major customer classes for the third quarter of 1996 and 1995.

                                      Millions of Mcf Deliveries
                                      --------------------------
                                                1996    1995      % Change *
                                                ----    ----      ----------
Residential................................      7.4     7.8        (4.8%)
Commercial, Industrial and Resale..........     10.4     6.6        57.6
                                               -----   -----
  Total Sales..............................     17.8    14.4        23.7
Gathering and Processing...................      0.4     0.4           -
Transportation.............................     23.4    20.6        13.5
                                               -----   -----
  Total....................................     41.6    35.4        17.6
                                               =====   =====

*  Percentages are calculated using unrounded amounts

      Gas sales margin declined slightly in the third quarter of 1996, when compared to the third quarter of 1995. The gas sales to commercial customers for the 1996 period include 4.2 Mcf deliveries generated by e prime's expanded gas marketing activities and the acquisition of Texas-Ohio Gas, Inc. effective September 1, 1996. Transportation revenues increased primarily due to an increase in transport deliveries of 13.5%. The higher transport deliveries are attributable to the shifting of various Company commercial sales customers to firm transport customers. Historically, this shifting has not had an impact on gas margin and is not expected to have an impact in the future.

      The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the third quarters of 1996 and 1995 had little impact on net income.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses during the third quarter of 1996, as compared to the same period in 1995, were impacted by lower labor and employee benefit costs and other general cost reductions resulting from the Company's cost containment efforts, offset, in part, by accruals for certain environmental issues.

      Depreciation and amortization expense increased approximately $3.5 million or 10.0% in the third quarter of 1996, as compared to the same period in 1995, primarily due to the depreciation of property additions and the amortization of software costs.

      Taxes other than income increased approximately $1.2 million or 6.1% in the third quarter of 1996, as compared to the same period in 1995, primarily due to higher estimated property tax assessments and higher use taxes.

      The decrease in income taxes for the third quarter of 1996, as compared to the same period in 1995, is primarily due to lower pre-tax income and an adjustment made in connection with the court's final approval of the Hayden environmental settlement which reduced the previously estimated amount of non-deductible costs for income tax purposes.

      Miscellaneous income and deductions - net decreased approximately $9.7 million primarily due to the recognition of approximately $4.0 million for certain severance costs, the accrual of $1.5 million in estimated employee litigation expenses and the reclassification from other operating and maintenance expenses of $2.3 million of costs associated with the Hayden settlement (see Note 4. Commitments and Contingencies - Environmental Issues in
Item 1. FINANCIAL STATEMENTS).

Nine Months Ended September 30, 1996 Compared to the Nine Months Ended September 30, 1995

Earnings

      Earnings per share were $2.02 for the first nine months of 1996 as compared to $1.89 for the first nine months of 1995. The higher earnings were primarily attributable to increased electric and gas margins due to higher retail sales and lower operating and maintenance expenses which include the favorable impact of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (see Note 2. Fort St. Vrain in Item 1. FINANCIAL STATEMENTS).

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first nine months of 1996 as compared to the same period in 1995.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................    $ 39,029
 Wholesale............................................       1,408
 Other (including unbilled revenues)..................     (13,526)
                                                           -------
  Total revenues......................................      26,911
Fuel used in generation...............................       7,609
Purchased power.......................................         953
                                                           -------
  Net increase in electric margin.....................    $ 18,349
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the first nine months of 1996 and 1995.
                                             Millions of Kwh Sales
                                             ---------------------
                                                 1996       1995    % Change *
                                                 ----       ----    ----------
Residential ...............................     4,992      4,746       5.2%
Commercial and Industrial..................    11,838     11,320       4.6
Public Authority ..........................       146        137       7.3
                                               ------     ------
  Total Retail.............................    16,976     16,203       4.8
Wholesale..................................     2,371      2,192       8.2
                                               ------     ------
  Total....................................    19,347     18,395       5.2
                                               ======     ======

*  Percentages are calculated using unrounded amounts

      Electric operating revenues increased in the first nine months of 1996, when compared to the first nine months of 1995, primarily due to an overall 4.8% increase in electric Kwh retail sales resulting from moderate customer growth offset, in part, by lower unbilled revenues ($14.3 million).

      The Company and Cheyenne have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first nine months of 1996 and 1995 had little impact on net income. However, as discussed in Note 4. Commitments and Contingencies Regulatory Matters in Item 1. FINANCIAL STATEMENTS, as part of a stipulation and agreement among the Company, the CPUC Staff, the OCC and other parties, which was orally approved by the CPUC on August 23, 1996, the Company's ECA will be modified to allow for a 50/50 sharing among the Company and customers of certain fuel and energy cost increases or decreases, effective with the final CPUC decision.

      Fuel used in generation expense increased approximately $7.6 million, or 5.5% during the first nine months of 1996, when compared to the same period in 1995, primarily due to increased generation levels at the Company's power plants. Purchased power expense increased slightly when comparing the two periods primarily due to an increase in economy purchases from other utilities to meet a higher level of customer demand.

Gas Operations

      The following table details the change in gas operating revenues and gas purchased for resale for the first nine months of 1996 as compared to the same period in 1995.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Gas operating revenues................................     $(33,828)
Less: gathering, processing and transportation revenues       2,566
                                                           --------
 Revenues from gas sales (including unbilled revenues)      (36,394)
Gas purchased for resale..............................      (38,756)
                                                           --------
 Net increase in gas sales margin.....................     $  2,362
                                                           ========

      The following table compares gas Mcf deliveries by major customer classes for the first nine months of 1996 and 1995.

                                       Millions of Mcf Deliveries
                                       --------------------------
                                                 1996     1995     % Change *
                                                 ----     ----     ----------
Residential................................      75.7     72.6        4.4%
Commercial, Industrial and Resale..........      51.9     44.7       16.0
                                               ------   ------
  Total Sales..............................     127.6    117.3        8.8
Gathering and Processing...................       1.0      1.1       (6.4)
Transportation.............................      77.3     69.3       11.5
                                               ------   ------
  Total....................................     205.9    187.7        9.7
                                               ======   ======

*  Percentages are calculated using unrounded amounts

      Gas sales margin increased during the first nine months of 1996, when compared to the first nine months of 1995, primarily due to higher retail gas sales. Total gas sales increased 8.8% in the first nine months of 1996, as compared to the same period in 1995, primarily due to moderate customer growth and higher commercial gas sales by e prime and its subsidiaries. Transportation revenues increased primarily due to an increase in transport deliveries of 11.5%. The higher transport deliveries are attributable to the shifting of various Company commercial customers to firm transport customers which began with the implementation in October 1995 of the new gas rates.

      The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first nine months of 1996 and 1995 had little impact on net income.

      Increases and decreases in the per-unit cost of gas along with the fluctuations in the amount of gas sales impact the amount of gas the Company purchases and affect the total cost of gas purchased for resale. The $38.8 million decrease in gas purchased for resale for the nine months ended September 30, 1996, as compared to the same period in 1995, is primarily due to a lower per unit cost of gas, which was offset, in part, by the increase in gas purchases.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses decreased $20.5 million or 6.7% during the nine months ended September 30, 1996, when compared to the same period in 1995, primarily due to the favorable impact of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (approximately $16 million; see Note 2. Fort St. Vrain in Item 1. FINANCIAL STATEMENTS) and lower labor and employee benefit costs resulting from the hiring freeze instituted in August 1995 and other general cost reductions, resulting from the Company's cost containment efforts.

      Depreciation and amortization expense increased approximately $8.3 million or 7.8% in the first nine months of 1996, as compared to the same period in 1995, primarily due to higher depreciation expense from property additions and amortization of software costs.

      The increase in income taxes for the first nine months of 1996, as compared to the same period in 1995, is primarily due to higher pre-tax income, the tax effects of certain merger and environmental liability costs incurred in 1996 which are non-deductible for income tax purposes and the accrual of additional tax liabilities for prior years.

      Miscellaneous income and deductions - net decreased approximately $12.5 million primarily due to the recognition of approximately $4.0 million of certain severance costs, the accrual of $2.5 million in estimated employee litigation expenses, the recognition of $2.3 million of costs associated with the settlement of certain environmental issues related to the operations of the

Hayden station and higher costs incurred during the first nine months of 1996 associated with the Merger ($3.8 million). Certain of these items are discussed further in Note 3. Merger and Note 4. Commitments and Contingencies - Environmental Issues and Employee Litigation, respectively, in Item 1. FINANCIAL STATEMENTS. These costs were offset, in part, by the 1995 recognition of a $2.1 million refund obligation related to the sale of WestGas Gathering, Inc. in accordance with a 1995 settlement agreement with the OCC.

Financial Position

      Recovered purchased gas and electric energy costs - net increased approximately $35.8 million at September 30, 1996, as compared to December 31, 1995, primarily due to lower purchased gas costs charged by the Company's suppliers. Effective April 2, 1996, as approved by the CPUC, natural gas rates were reduced by approximately $44 million on an annual basis to lower any future overrecovery of purchased gas costs. This reduction has had no impact on net income. The decrease in accounts payable is also primarily attributable to lower gas costs.

      The $32.0 million decrease in the defueling and decommissioning liability was primarily due to reduced expenditures during the nine months of 1996 coupled with recognizing the effects of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (See Note 2. Fort St. Vrain in Item 1. FINANCIAL STATEMENTS). Customer advances for construction decreased by approximately $42.8 million due to a 1996 transfer of amounts to property, plant and equipment, which served to reduce such investments, after determining that these amounts would not be refunded to customers in the future.

Commitments and Contingencies

      Issues relating to the Merger with SPS, and regulatory, environmental and employee litigation matters are discussed in Notes 3 and 4, respectively, in
Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

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

Liquidity and Capital Resources

Cash Flows - Nine Months Ended September 30
                                                1996         1995     Decrease
                                                ----         ----     --------
Net cash provided by operating activities
 (in millions)..............................  $256.7       $319.3      $(62.6)

      Cash provided by operating activities decreased in the first nine months of 1996, when compared to the first nine months of 1995, primarily due to a decrease in the recovery of purchased gas and electric energy costs ($92.7 million). The decrease in recovered purchased gas and electric energy costs was due to the reduction in the level of over-collection of these costs during the first nine months of 1996, as compared to the first nine months of 1995, thereby lowering cash receipts during the first nine months of 1996.

      At September 30, 1996, the Company's decommissioning liability, excluding defueling, was approximately $13.2 million. The expenditures related to this obligation are expected to be incurred during the next twelve months. The annual decommissioning amount being recovered from customers is approximately $13.9 million, which will continue through June 2005. At September 30, 1996, approximately $91.6 million remains to be collected from customers and is reflected as a regulatory asset on the consolidated condensed balance sheet. Accordingly, operating cash flows will continue to be negatively impacted until the decommissioning of Fort St. Vrain is completed (see Note 2. Fort St. Vrain in Item 1. FINANCIAL STATEMENTS ).

                                                1996         1995     Decrease
                                                ----         ----     --------
Net cash used in investing activities
 (in millions) ............................  $(199.6)     $(207.7)      $(8.1)

      Cash used in investing activities, which substantially consists of construction expenditures, decreased during the nine months ended September 30, 1996, when compared to the same period in 1995. Increased levels of capital expenditures were offset, in part, by the proceeds from the sale of the remaining properties owned by Fuelco.

                                                1996         1995     Decrease
                                                ----         ----     --------
Net cash used in financing activities
 (in millions) .............................  $(56.3)      $(111.2)    $(54.9)

      Cash used in financing activities decreased (indicating that there were more borrowings) in the first nine months of 1996, when compared to the first nine months of 1995, primarily due to the issuance of $125 million First Collateral Trust Bonds in May 1996. The proceeds from this financing were used to fund the Company's construction program, for other general corporate purposes and to repay short-term indebtedness incurred for such purposes.

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

    27     Financial Data Schedule UT


(b) Reports on Form 8-K

    No reports on Form 8-K were filed during the third quarter of 1996.

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

Dated:  November 12, 1996

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

27          Financial Data Schedule UT.

                                                                 EXHIBIT 12(a)

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES

                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                          TO CONSOLIDATED FIXED CHARGES

            (not covered by Report of Independent Public Accountants)



                                                         Nine Months Ended
                                                           September 30,
                                                          1996        1995
                                                          ----        ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:

   Interest on long-term debt...................       $68,102    $64,210
   Interest on borrowings against corporate-owned
     life insurance contracts...................        29,586     25,580
   Other interest...............................        13,343     17,443
   Amortization of debt discount and expense less
     premium ...................................         2,696      2,413
   Interest component of rental expense.........         7,991      5,024
                                                        ------     ------

     Total .....................................      $121,718   $114,670
                                                      ========   ========

Earnings (before fixed charges and taxes on income):
   Net income...................................      $138,222   $127,718
   Fixed charges as above.......................       121,718    114,670
   Provisions for Federal and state taxes on income,
     net of investment tax credit amortization..        75,284     65,556
                                                      --------   --------

     Total......................................      $335,224   $307,944
                                                      ========   ========

Ratio of earnings to fixed charges..............          2.75       2.69
                                                        ======     ======

                                                                 EXHIBIT 12(b)

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES

                  COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
      TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

            (not covered by Report of Independent Public Accountants)



                                                        Nine Months Ended
                                                          September 30,
                                                         1996        1995
                                                         ----        ----
                                           (Thousands of Dollars, except ratios)

Fixed charges and preferred stock dividends:

   Interest on long-term debt..................        $68,102    $64,210
   Interest on borrowings against corporate-owned
     life insurance contracts..................         29,586     25,580
   Other interest..............................         13,343     17,443
   Amortization of debt discount and expense
     less premium .............................          2,696      2,413
   Interest component of rental expense........          7,991      5,024
   Preferred stock dividend requirement........          8,905      8,992
   Additional preferred stock dividend requirement       4,850      4,616
                                                        ------    -------

     Total ....................................       $135,473   $128,278
                                                      ========   ========

Earnings (before fixed charges and taxes on income):
   Net income..................................       $138,222   $127,718
   Interest on long-term debt..................         68,102     64,210
   Interest on borrowings against corporate-owned
     life insurance contracts..................         29,586     25,580
   Other interest..............................         13,343     17,443
   Amortization of debt discount and expense
     less premium                                        2,696      2,413
   Interest component of rental expense........          7,991      5,024
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization...         75,284     65,556
                                                       -------    -------

     Total.....................................       $335,224   $307,944
                                                      ========   ========

Ratio of earnings to fixed charges
  and preferred stock dividends................           2.47       2.40
                                                      ========   ========

                                                                    EXHIBIT 15
November 8, 1996


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; the Company's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of the Company's First Mortgage Bonds; the Company's Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; the Company's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of the Company's First Collateral Trust Bonds; the Company's Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and Cumulative Preferred Stock; and the Company's Registration Statement (Form S-3, File No. 333-14727) pertaining to the shelf registration of the Company's First Collateral Trust Bonds (being one or more series of secured medium-term notes), its Form 10-Q for the quarter ended September 30, 1996, which includes our report dated November 8, 1996, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP