Form 10-K
period 1996-12-31
PUBLIC SERVICE CO OF COLORADO
filed 1997-02-25
CIK 81018

                                 FORM 10-K

                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C. 20549

         [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
                For the fiscal year ended December 31, 1996

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
                            (TITLE OF CLASS)

    INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO
SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.  YES   X     NO
                                                   -------    -------

    INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO
ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [ ]

    THE AGGREGATE MARKET VALUE OF THE REGISTRANT'S COMMON STOCK, $5.00 PAR VALUE (THE ONLY CLASS OF VOTING STOCK), HELD BY NON-AFFILIATES WAS $2,536,745,052 BASED ON THE LAST SALE PRICE THEREOF REPORTED ON THE CONSOLIDATED TAPE FOR FEBRUARY 21, 1997.

    AT FEBRUARY 21, 1997, 65,253,892 SHARES OF THE REGISTRANT'S COMMON STOCK, $5.00 PAR VALUE (THE ONLY CLASS OF COMMON STOCK), WERE OUTSTANDING.

                    DOCUMENTS INCORPORATED BY REFERENCE

PORTIONS OF THE REGISTRANT'S 1997 PROXY STATEMENT ARE INCORPORATED BY REFERENCE IN PART II, ITEM 9 AND PART III, ITEMS 10, 11, 12 AND 13 OF THIS FORM 10-K.

                             TABLE OF CONTENTS

                                   PART I

Item 1.  Business.........................................................   1
     The Company..........................................................   1
         Cheyenne & WGI...................................................   2
         e prime and subsidiaries.........................................   2
         Other Subsidiaries...............................................   2
     Electric Operations..................................................   2
         Peak Load........................................................   3
         Purchased Power..................................................   3
         Construction Program.............................................   5
     Electric Fuel Supply.................................................   5
         Coal.............................................................   6
         Natural Gas and Fuel Oil.........................................   7
     Natural Gas Operations...............................................   8
         Natural Gas Supply and Storage...................................   8
     Regulation and Rates.................................................   8
         Merger Rate Filings..............................................   9
         State Regulation.................................................   9
             CPUC.........................................................   9
             Gas Rate Case................................................   9
             Electric and Gas Adjustment Clauses..........................   9
             Incentive Regulation and Demand Side Management..............  10
             IRP - Electric...............................................  10
             WPSC.........................................................  10
         Federal Energy Regulatory Commission.............................  10
     Environmental Matters................................................  11
     Competition..........................................................  12
         Industry Outlook.................................................  12
         State Regulatory Environment.....................................  12
         Electric.........................................................  13
         Natural Gas......................................................  13
     Franchises...........................................................  13
     Employees & Union Contracts..........................................  13
     Research and Development.............................................  14
     Consolidated Electric Operating Statistics...........................  15
     Consolidated Gas Operating Statistics................................  16
     Electric Transmission Map............................................  17

Item 2.  Properties.......................................................  18
     Electric Generation Property.........................................  18
     Nuclear Generation Property..........................................  18
     Electric Transmission and Distribution Property......................  18
     Gas Property.........................................................  19
     Other Property.......................................................  19
     Property of Subsidiaries.............................................  20
     Character of Ownership...............................................  20

Item 3.  Legal Proceedings................................................  20

Item 4.  Submission of Matters to a Vote of Security Holders..............  20

                                  PART II

Item 5.  Market for Registrant's Common Equity and Related
           Stockholder Matters............................................  21

Item 6.  Selected Financial Data..........................................  22

Item 7.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations............................  23
     Industry Outlook.....................................................  23
     Corporate Overview...................................................  23
     Recent Developments..................................................  24
     Earnings.............................................................  25
     Electric Operations..................................................  25
     Gas Operations.......................................................  27
     Non-Fuel Operating Expenses..........................................  28
     Financial Position...................................................  29
     Commitments and Contingencies........................................  29
     Common Stock Dividend................................................  29
     Liquidity and Capital Resources......................................  29
          Cash Flows......................................................  29
          Prospective Capital Requirements................................  30
          Capital Sources.................................................  31
          Registration Statements.........................................  31
          Company's Indentures............................................  31
          Company's Restated Articles of Incorporation....................  32
          Short-Term Borrowing Arrangements...............................  32

Item 8.  Financial Statements and Supplementary Data......................  33
     Report of Audit Committee of the Board of Directors..................  33
     Report of Management.................................................  34
     Report of Independent Public Accountants.............................  35
     Consolidated Balance Sheets..........................................  36
     Consolidated Statements of Income....................................  38
     Consolidated Statements of Shareholders' Equity......................  39
     Consolidated Statements of Cash Flows................................  40
     Notes to Consolidated Financial Statements...........................  41

Schedule II...............................................................  69

Exhibit 12(a).............................................................  70

Exhibit 12(b).............................................................  71

Exhibit 99................................................................  72

Item 9.   Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure...........................  78

                                  PART III

Item 10.  Directors and Executive Officers of the Registrant..............  78

Item 11.  Executive Compensation..........................................  81

Item 12.  Security Ownership of Certain Beneficial Owners and Management..  81

Item 13.  Certain Relationships and Related Transactions..................  81

                                  PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K.  81

Experts...................................................................  83

Consent of Independent Public Accountants.................................  84

Power of Attorney.........................................................  84

Signatures................................................................  85

Exhibit Index.............................................................  87















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

                                   TERMS

The abbreviations or acronyms used in the text and notes are defined below:

ABBREVIATION OR ACRONYM                                                   TERM
------------------------------------------------------------------------------
AEP....................................................American Electric Power
AFDC............................. Allowance for Funds Used During Construction
APB Opinion No. 25................. Accounting Principles Board Opinion No. 25
                                    "Accounting for Stock Issued to Employees"
Amax.............. Amax Coal Company, a subsidiary of Cyprus/Amax Coal Company
Arapahoe........................... Arapahoe Steam Electric Generating Station
BLM................................................. Bureau of Land Management
Cameo................................. Cameo Steam Electric Generating Station
CCT3................................................ Clean Coal Technology III
CERCLA... Comprehensive Environmental Response, Compensation and Liability Act
Cherokee........................... Cherokee Steam Electric Generating Station
Cheyenne............................... Cheyenne Light, Fuel and Power Company
COLI........................................... Corporate-owned life insurance
Colorado Supreme Court................. Supreme Court of the State of Colorado
Comanche........................... Comanche Steam Electric Generating Station
Company or PSCo............................ Public Service Company of Colorado
                                                      (excluding subsidiaries)
CPCN.......................... Certificate of Public Convenience and Necessity
CPUC..................... Public Utilities Commission of the State of Colorado
Craig................................. Craig Steam Electric Generating Station
CWIP............................................ Construction Work in Progress
CWQCD................................. Colorado Water Quality Control Division
Denver District Court.................. District Court in and for the City and
                                                              County of Denver
DOE................................................. U.S. Department of Energy
DSM.................................................... Demand Side Management
DSMCA.................................. Demand Side Management Cost Adjustment
Dth................................................................. Dekatherm
e prime......................................................... e prime, inc.
ECA.................................................... Energy Cost Adjustment
EIS............................................ Environmental Impact Statement
EPAct...................................... National Energy Policy Act of 1992
EPA...................................... U.S. Environmental Protection Agency
EWG................................................ Exempt Wholesale Generator
FASB..................................... Financial Accounting Standards Board
FERC..................................... Federal Energy Regulatory Commission
FERC Order 636.................................FERC Order Nos. 636-A and 636-B
Fort St. Vrain............. Fort St. Vrain Nuclear Electric Generating Station
Fuelco....... Fuel Resources Development Co., a dissolved Colorado corporation
GCA....................................................... Gas Cost Adjustment
Hayden............................... Hayden Steam Electric Generating Station
IBM....................................................... IBM Global Services
ICA................................................. Incentive Cost Adjustment
Interstate.................................... Colorado Interstate Gas Company
IPPF.................................... Independent Power Production Facility
IRP.................................................. Integrated Resource Plan
IRS.................................................. Internal Revenue Service
ISFSI............................. Independent Spent Fuel Storage Installation
KN Energy..................................................... KN Energy, Inc.
Merger.......... the proposed business combination between the Company and SPS

Merger Agreement............ Agreement and Plan of Reorganization by and among the Company, SPS, and NCE, as amended
Natural Fuels....................................... Natural Fuels Corporation
NCE................................................ New Century Energies, Inc.
NOPR............................................ Notice of Proposed Rulemaking
NOx............................................................ Nitrogen Oxide
NRC............................................. Nuclear Regulatory Commission
OCC....................................... Colorado Office of Consumer Counsel
OPEB................................... Other Postretirement Employee Benefits
PCB.................................................. Polychlorinated biphenyl
Pawnee............................... Pawnee Steam Electric Generating Station
Pawnee 2.......... Pawnee Steam Electric Generating Station, Unit 2 (proposed)
Pool........................................................ Inland Power Pool
PRPs.......................................... Potentially Responsible Parties
PSCCC.......................................... PS Colorado Credit Corporation
PSRI.................................................... PSR Investments, Inc.
PUHCA.............................. Public Utility Holding Company Act of 1935
QF........................................................ Qualifying Facility
QFCCA.......................... Qualifying Facilities Capacity Cost Adjustment
QSP................................................... Quality of Service Plan
SEC........................................ Securities and Exchange Commission
SFAS 71.................. Statement of Financial Accounting Standards No. 71 -
                   "Accounting for the Effects of Certain Types of Regulation"
SFAS 106................ Statement of Financial Accounting Standards No. 106 -
       "Employers' Accounting for Postretirement Benefits Other Than Pensions"
SFAS 107................ Statement of Financial Accounting Standards No. 107 -
                       "Disclosures about Fair Value of Financial Instruments"
SFAS 109................ Statement of Financial Accounting Standards No. 109 -
                                                 "Accounting for Income Taxes"
SFAS 112................ Statement of Financial Accounting Standards No. 112 -
                           "Employers' Accounting for Postemployment Benefits"
SFAS 121................ Statement of Financial Accounting Standards No. 121 -
                           "Accounting for the Impairment of Long-Lived Assets
                                      and Long-Lived Assets to be Disposed Of"
SFAS 123................ Statement of Financial Accounting Standards No. 123 -
                                     "Accounting for Stock-Based Compensation"
SO2............................................................ Sulfur Dioxide
SPS....................................... Southwestern Public Service Company
TOG...................................................... Texas-Ohio Gas, Inc.
TOP..................................................Texas-Ohio Pipeline, Inc.
Tri-State............. Tri-State Generation and Transmission Association, Inc.
UK..............................................................United Kingdom
Valmont............................. Valmont Steam Electric Generating Station
WGG................................................... WestGas Gathering, Inc.
WGI.................................................. WestGas InterState, Inc.
WGT............................................... WestGas TransColorado, Inc.
WPSC..................................... Public Service Commission of Wyoming
WSCC..................................... Western Systems Coordinating Council
Young Storage................................. Young Gas Storage Company, Ltd.
YGSC................................................ Young Gas Storage Company
Yorkshire Electricity..........................Yorkshire Electricity Group plc
Yorkshire Holdings......................................Yorkshire Holdings plc
Yorkshire Power.....................................Yorkshire Power Group Ltd.
Zuni................................... Zuni Steam Electric Generating Station

                                   PART I


ITEM 1.  BUSINESS

THE COMPANY

     The Company, incorporated through merger of predecessors under the laws of the State of Colorado in 1924, is an operating public utility engaged, together with its subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company provides electricity or gas or both in an area having an estimated population of 3.0 million people of which approximately 2.1 million are in the Denver metropolitan area. The Company's operations are wholly within the State of Colorado.

     On August 22, 1995, the Company, SPS, a New Mexico corporation, and NCE, a newly formed Delaware corporation, entered into a Merger Agreement providing for a business combination as peer firms involving the Company and SPS in a "merger of equals" transaction. As part of the agreement, NCE would become the parent company for the Company and SPS. On January 30, 1996, NCE filed its application with the SEC to be a registered public utility holding company. The shareholders of the Company and SPS approved the Merger Agreement on January 31, 1996. The Merger is subject to customary closing conditions, including the receipt of all necessary governmental approvals and the making of all necessary governmental filings, as discussed in Note 3. Merger and Note 9. Commitment and Contingencies - Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The future operations and financial position of the Company will be significantly affected by the Merger. See the information in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and the unaudited pro forma financial information for NCE included in this report as Exhibit 99.

        On February 24, 1997, the Company and AEP jointly announced that they have reached agreement with the board of directors of Yorkshire Electricity, a UK regional electricity company, on the terms of a recommended cash tender offer for all of the outstanding and to be issued ordinary shares of Yorkshire Electricity (the "Proposed Acquisition"). The Company and AEP, through a joint venture named Yorkshire Holdings, are offering the equivalent of US $15.02 (9.27 pounds) per ordinary share, for a total purchase price of approximately US $2.4 billion (1.5 billion pounds). The boards of directors of the Company and AEP have approved the transaction. The board of directors of Yorkshire Electricity has agreed to recommend the offer to Yorkshire Electricity's shareholders. Consummation of the Proposed Acquisition is subject to customary conditions in the UK, including regulatory clearance and acceptance of the offer by holders of at least 90% of the outstanding shares of Yorkshire Electricity. Yorkshire Holdings may waive the latter condition when it has received acceptances of its offer and has otherwise acquired shares which in total represent more than 50% of the outstanding shares of Yorkshire Electricity. The Company cannot predict at this time whether or not these conditions will be met or waived.

        See "Recent Developments" in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS and Note 4. Acquisition and Divestiture of Investments - Proposed Acquisition of Yorkshire Electricity in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     As of December 31, 1996, the Company owned all of the outstanding capital stock of Cheyenne, WGI, e prime, 1480 Welton, Inc., PSRI, PSCCC, Green and Clear Lakes Company and Fuelco (a dissolved corporation). In addition, the Company owned 83.63% of the capital stock of Natural Fuels and e prime owned all of the outstanding capital stock of TOG, TOP and YGSC. These subsidiaries are included in the Company's consolidated financial statements. The Company also holds a controlling interest in several other relatively small ditch and water companies whose capital requirements are not significant and which are not consolidated in the Company's financial statements or statistical data.

     Information regarding industry segments is set forth in Note 14. Segments of Business in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

CHEYENNE AND WGI

      Cheyenne is an operating utility engaged in the purchase, distribution and sale of electricity and natural gas primarily serving customers in Cheyenne, Wyoming. WGI is a natural gas transmission company engaged in transporting gas to Cheyenne, Wyoming via a thirteen mile connecting pipeline between Chalk Bluffs, Colorado and Cheyenne, Wyoming. Gas transportation volumes were approximately 3.4 million Dth for 1996.

E PRIME AND SUBSIDIARIES

     e prime, with headquarters in Denver and an office in Tulsa, was established in 1995 and provides energy related products and services which include, but are not limited to, electric and gas brokering and marketing, energy consulting and project development services and information processing and other technology based services. e prime is also pursuing international energy investment opportunities. On March 29, 1996, e prime received authorization from the FERC to act as a power marketer. Effective September 1, 1996, the Company and e prime acquired TOG, a gas marketing company, with headquarters in Houston and an office in Boston. TOG serves approximately 1,400 industrial and commercial customers in the eastern U.S. e prime and TOG have merged operations and together they provide value-added energy related products and services to end use customers and utilities nationwide. e prime also acquired TOP on September 1, 1996, a small pipeline company which connects two major interstate pipelines. TOP is subject to FERC regulation. The Company and its subsidiary, e prime are also developing the necessary policies and procedures to enable it to use energy derivative financial instruments in its electric and gas brokering and marketing activites.

     e prime owns a 50% general partnership interest in the Johnstown Cogeneration Company, LLC, which produces electric energy that is sold to PSCo under a 30 year contract. In addition, e prime acquired a 50% limited partnership interest in ep3 to identify and develop various international energy business opportunities.

     YGSC, a subsidiary of e prime, owns a 47.5% general partnership interest in Young Storage. Young Storage owns and operates an underground gas storage facility in northeastern Colorado. Young Storage is subject to FERC regulation.

OTHER SUBSIDIARIES

     1480 Welton, Inc. is a real estate company which owns certain of the Company's real estate interests; PSRI owns and manages permanent life insurance policies on certain past and present employees, the benefits from which are to provide future funding for general corporate purposes; PSCCC is a finance company that finances certain of the Company's current assets; Green and Clear Lakes Company owns water rights and storage facilities for water used at the Company's Georgetown Hydroelectric Station; Natural Fuels sells compressed natural gas as a transportation fuel to retail markets, converts vehicles for natural gas usage, constructs fueling facilities and sells miscellaneous fueling facility equipment. On July 1, 1996, Fuelco, which was primarily involved in the exploration and production of oil and natural gas, sold its remaining properties, the San Juan Basin Coal Bed Methane properties, at approximately book value. Effective October 31, 1996, Fuelco was dissolved. (See Note 4. Acquisition and Divestiture of Investments in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

ELECTRIC OPERATIONS

     The Company proposes to use the following resources to meet its net dependable system capacity: 1) the Company's electric generating stations (see Electric Generation Property in Item 2. PROPERTIES); 2) purchases from other utilities and from QFs and IPPFs; 3) demand-side management options and
4) new generation alternatives, including the phased repowering of Fort St. Vrain. Additional planned resources are summarized in the

Company's proposed IRP, which was filed
with the CPUC in October 1996 (see "Regulation and Rates - State Regulation - IRP - Electric").

PEAK LOAD

     During 1997, net firm system peak demand for the Company and Cheyenne is estimated to be 4,413 Mw, assuming normal weather conditions. Net dependable system capacity is projected to be, after accounting for 68 Mw of demand-side management options, 5,127 Mw (generating capacity of 3,304 Mw and firm purchases of 1,823 Mw) at the time of the anticipated 1997 system peak (summer season), resulting in a reserve margin of approximately 16%.

     The net firm system peak demand for the Company and Cheyenne for each of the last five years was as follows:

                                       1992    1993    1994    1995    1996
                                      -----   -----   -----   -----   -----
Net Firm System Peak Demand* (Mw)...  3,757   3,869   3,972   4,248   4,397

-------------------
* Excludes station housepower, nonfirm electric furnace load and controlled interruptible loads (of which approximately 156 Mw, 164 Mw, 160 Mw, 148 Mw and 122 Mw in the years 1992-1996, respectively, was not interrupted at the time of the system peak).

     The net firm system peak demand for the Company and Cheyenne for the years 1992-1996 occurred in the summer. The net firm system peak demand for 1996, which occurred on August 13, 1996, was 4,397 Mw. At that time, the net dependable system capacity totaled 5,103 Mw (generating capacity of 3,314 Mw, together with firm purchases of 1,789 Mw), which represented a reserve margin of approximately 16%. Net dependable system capacity is the maximum net capacity available from both Company-owned generating units and purchased power contracts to meet the net firm system peak demand.

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

The Company and Cheyenne have contracted with the following sources for the firm purchase of capacity and energy at the time of the anticipated summer 1997 net firm system peak demand through the expiration of the contracts:

                                                                    Mw Contracted
                                                                   For at the Time
                                                                  of the Anticipated
                                              Generating         Summer 1997 Net Firm     Contract
Company                                         Source            System Peak Demand     Expiration
-------                                       ----------         --------------------    ----------
Basin Electric Power Cooperative,       Laramie River Station
Agreements 1 and 2 (a) (b)              Units 2 and 3                      175              2016

PacifiCorp (c)                          PacifiCorp System                  140              2000

PacifiCorp (d)                          PacifiCorp Resource Pool           176              2011

Platte River Power Authority (a) (e)    Craig Units 1 and 2;               180              2004
                                        Rawhide Unit 1

Tri-State                                                                  525               (f)
Agreements 1, 2, 3 and 4 (a) (f)        Laramie River Station
                                        Units 2 and 3;
                                        Craig Units 1, 2 and 3

Agreement 5 (a) (f)                     Laramie River Station
                                        Units 2 and 3;
                                        Craig Units 1, 2 and 3;
                                        Nucla Units 1, 2, 3 and 4

Various Owners (a)                      QFs & IPPF                        627          Various dates
                                                                        -----
                                                                        1,823
                                                                        -----
                                                                        -----

-------------------
(a) These contracts are contingent upon the availability of the units listed as the generating source. These contracts are take and pay contracts. Based upon the terms of these agreements, if the capacity is available from these units, the Company is obligated to pay for capacity whether or not it takes any energy. However, the Company has historically satisfied the minimum energy requirements associated with these agreements and anticipates doing so in the future. Additionally, if these units are unavailable, the supplying company has no obligation to furnish capacity or energy and the capacity charge to the Company is reduced accordingly.

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

     See Note 9. Commitments and Contingencies - Purchase Requirements in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for information regarding the Company's financial commitments under these contracts. See Electric Transmission and Distribution Property in Item 2. PROPERTIES for a discussion of the Company's interconnections with these sources.

     Based on present estimates, the Company and Cheyenne will purchase approximately 37% of the total electric system energy input for 1997. In addition, based on the capacity associated with the purchase power contracts described above, approximately 36% of the total net dependable system capacity for the estimated summer 1997 net firm system peak demand for the Company and Cheyenne will be provided by purchased power, compared to approximately 35% in 1996.

     In accordance with the Public Utility Regulatory Policies Act of 1978 ("PURPA"), the Company is obligated to purchase at "avoided cost" capacity and energy from QFs. The Company has had tariffs in effect since 1984 for these purchases.

     In December 1987, the CPUC issued an order imposing a moratorium during which the Company was no longer required to continue to execute additional QF contracts due to the fact that excess generating capacity would be created if additional contracts were executed. Although a comprehensive QF bidding procedure was adopted by the CPUC in 1988, which allowed the Company to purchase the most competitively priced QF power, all of the QF capacity purchased by the Company, including approximately 5 Mw of additional capacity scheduled to come on line in the future, is being purchased under contracts entered into prior to the adoption of such procedure. Based on the 1988 comprehensive QF bidding criteria, QFs could provide up to 20% of the Company's net firm system peak load. The CPUC has circulated proposed new rules that would supplant the 1988 comprehensive QF bidding criteria whereby long-term future resource needs would be selected through a competitive bidding process. In 1996, approximately 15% of the Company's summer net firm system peak demand was provided by QFs.

     In addition to long-term and QF and IPPF purchases, the Company also made short-term and non-firm purchases throughout the year to replace generation from Company owned units which were unavailable due to maintenance and unplanned outages, to provide the Company's reserve obligation to the Pool, to obtain energy at a lower cost than that which could be produced by other resource options, including Company-owned generation and/or long-term purchase power contracts, and for various other operating requirements. Short-term and non-firm purchases accounted for approximately 3% of the Company's total energy requirement in 1996.

     Based on current projections, the Company expects that purchased capacity will continue to meet a significant portion of system requirements at least for the remainder of the 1990s. Such purchases neither require the Company to make an investment nor afford the Company an opportunity to earn a return. Further discussion related to recovery of purchased capacity costs can be found in "Regulations and Rates - State Regulation - Electric and Gas Adjustment Clauses".

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

CONSTRUCTION PROGRAM

     At December 31, 1996, the Company and its subsidiaries estimated the cost of their total construction program, including AFDC, to be approximately $327 million in 1997, approximately $376 million in 1998, and approximately $300 million in 1999 (see Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

ELECTRIC FUEL SUPPLY

     The following table presents the delivered cost per million Btu of each category of fuel consumed by the system for electric generation of the Company and its utility subsidiary during the years indicated, the percentage of total fuel requirements represented by each category of fuel and the weighted average cost of all fuels during such years:

                                                                    Weighted
                                                                      Average
                                          Coal*          Gas       All Fuels**
                                      ----------------------------------------
                                      Cost $    %    Cost $    %      Cost $

     1996...........................  1.029     98   2.424     2       1.054
     1995...........................  0.992     99   1.521     1       0.998
     1994...........................  1.038     99   2.069     1       1.053
     1993...........................  1.078     98   2.319     2       1.097
     1992...........................  1.091     99   2.065     1       1.105

     * The average cost per ton of coal, including freight, for years 1992 through 1996 shown above was $21.14, $21.03, $20.57, $19.06 and
        $20.17, respectively.

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

     Long-term contracts presently in existence provide for a substantial portion of future annual coal requirements. Any shortfall will be provided by purchases on the spot market. During the year ended December 31, 1996, the Company's coal requirements for existing plants were approximately 9,118,360 tons, a substantial portion of which was supplied pursuant to long-term supply contracts. Coal supply inventories at December 31, 1996 were approximately 43 days usage, based on the average peak burn rate for all the Company's coal-fired plants.

     The following table provides a summary of the basic supply provisions of the existing long-term contracts, which provide a minimum delivery of approximately 78 million tons of low-sulfur coal over their remaining life (see
Note 9. Commitments and Contingencies - Purchase Requirements in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ).

                                                 MINIMUM              MAXIMUM        CONTRACT
                                                 DELIVERY             DELIVERY       MAXIMUM
                                             PER CONTRACT YEAR   PER CONTRACT YEAR    SULFUR
COAL SUPPLIER AND DELIVERY YEAR                   IN TONS             IN TONS        CONTENT
-------------------------------              -----------------   -----------------   --------
Amax (1)
  1988 through Pawnee 2 completion.....          3,960,000              (2)            0.50%
  Pawnee 2 completion through 2013.....          3,600,000              (3)            0.50%

Colowyo Coal Company
  1992 through 2017....................             79,429 (4)      79,429             0.70%

Cyprus Coal Company
  1988 through 1997....................          1,700,000       1,900,000             0.60%

Mountain Coal Company
  1993 through 2000....................            600,000 (5)     800,000             0.67%

Powderhorn Coal Company
  1995 through 1999....................            150,000         350,000             0.69%

Seneca Coals, Ltd (6)
  1992 through 2004....................            439,800              (7)            1.00%

Trapper Mining, Inc.
  1992 through 2014....................            189,108 (8)     189,108               (9)

(1) The contract term is completed upon delivery of 144,843,970 tons regardless of the year in which delivery is completed. From January 1, 1976 through December 31, 1996, 79,573,842 tons have been delivered.

(2)  Coal requirements of Comanche and Pawnee.

(3)  Coal requirements of Pawnee and Pawnee 2.

(4) The contract minimum quantity varies by year during the agreement from 79,429 tons in 1996 to 124,810 tons in 2017.

(5) The contract term is completed on December 31, 2000 or upon delivery of 3,200,000 tons. As of December 31, 1996, 2,181,740 tons have been delivered.

(6) The contract term is completed upon total delivery of 31,250,000 tons to Hayden from and after January 1, 1983. As of December 31, 1996, 20,604,164 tons have been delivered. Delivery is expected to be completed in the year 2004.

(7)  Coal requirements of Hayden.

(8) The contract minimum quantity varies by year during the agreement from 189,108 tons in 1996 to 140,621 tons in 2014.

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

NATURAL GAS OPERATIONS

     During the period 1992-1996, PSCo and Cheyenne have experienced growth in the number of residential and commercial customers ranging from 1.4% to 3.4% annually. Since 1992, residential and commercial gas volumes sold have averaged
131.9 million dekatherms ("MMDth") annually. The growth of residential and commercial sales has steadily improved due primarily to stronger economic conditions in Colorado and Wyoming. Growth of commercial customers has been impacted by large commercial customers selecting to purchase gas directly from suppliers. PSCo and Cheyenne transport gas through their transmission and distribution facilities for large commercial and industrial customers which purchase gas directly from suppliers. Fees for transportation services, which are paid by these customers, substantially offset the effect on net income of the revenue loss from decreased sales of gas to these customers. During 1996, transportation services generated revenues of $28.5 million compared to $23.8 million in 1995 and $23.5 million in 1994.

     The Company recognizes that the divestiture of its existing gas business or certain non-utility ventures is a possibility under the new registered holding company structure proposed as part of the merger with SPS (see Note 3. Merger in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). The Company is seeking approval from the SEC to maintain these businesses and currently does not anticipate that divestiture will be required. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.

     For a discussion of non-regulated gas marketing operations, see information in "e prime and subsidiaries".

NATURAL GAS SUPPLY AND STORAGE

     PSCo and Cheyenne have attempted to maintain low cost, reliable natural gas supplies by optimizing a balance of long- and short-term gas purchase, firm transportation and gas storage contracts. During 1996, PSCo and Cheyenne purchased 142.2 MMDth from approximately 71 suppliers, including the following major suppliers: Interstate (39.9 MMDth); Western Gas Resources (12.2 MMDth); Barrett Resources (11.4 MMDth); Amoco Energy Trading Co. (11.3 MMDth); and PanEnergy Gas Services, Inc. (6.0 MMDth). In 1996, the average delivered cost per one thousand dekatherms ("MDth") for PSCo and Cheyenne was $2.58 compared to $2.22 per MDth in 1995 and $2.85 per MDth in 1994. Purchased gas costs are recovered from customers through the GCA (see "Regulation and Rates - State Regulation - Electric and Gas Adjustment Clauses").

     Interstate was the largest gas supplier to PSCo and Cheyenne in 1996. During 1993, PSCo and Cheyenne entered into two non-regulated supply agreements, as allowed under FERC Order 636. Under the agreement with Interstate, which covered the period from October 1, 1993 through September 30, 1996, the annual quantities purchased declined from 46 MMDth in the first year to 34 MMDth in the second year and declined to 23 MMDth in the third year. Under the agreement with KN Gas Supply Services, Inc., which covered the period from September 1, 1993 through August 31, 1996, the annual quantities to be purchased were fixed at 4 MMDth. During 1996, PSCo and Cheyenne entered into new contracts with Interstate and others for firm transportation and gas storage services with terms of 5-7 years. Adequate supplies of natural gas are currently available for delivery within the Rocky Mountain region. PSCo and Cheyenne continually evaluate the natural gas market and procure supplies, as needed, to meet current and anticipated customer demand.

REGULATION AND RATES

     The Company is subject to the jurisdiction of the CPUC with respect to its facilities, rates, accounts, services and issuance of securities. Cheyenne is subject to the jurisdiction of the WPSC. The Company is subject to the jurisdiction of the DOE through the FERC with respect to its wholesale electric operations and accounting practices and policies. The Company is also subject to the jurisdiction of the NRC with respect to the decommissioning of Fort St. Vrain. Although the Company is a "holding company" under the PUHCA, it has filed an annual exemption statement pursuant to Rule 2 of the SEC under that Act and is, therefore, currently exempt from all of the provisions of such Act and the Rules thereunder, except Section 9(a)(2) thereof. Such exemption is subject to termination under Rule 6 of PUHCA. On January 30, 1996, as part of the Merger of the Company with SPS, NCE filed its application with the SEC to be a registered public utility holding company, which would subject the Company and its subsidiaries to regulation under PUHCA (see "Recent Developments" in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS).

     The Company holds a FERC certificate which allows it to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act, the Natural Gas Policy Act of 1978 and FERC Order Nos. 436 and 500 without the Company becoming subject to full FERC jurisdiction. WGI and TOP each hold a FERC certificate which allows them to transport natural gas in interstate commerce pursuant to the provisions of the Natural Gas Act. WGI and TOP are subject to FERC jurisdiction. e prime and TOG have authorization from FERC to act as power marketers.

MERGER RATE FILINGS

     See Note 3. Merger and Note 9. Commitments and Contingencies - Regulatory Matters - Merger Rate Filings in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

STATE REGULATION

CPUC

     The CPUC consists of three full-time members appointed by the Governor and approved by the Colorado Senate. Only two members may be from the same political party.

     In 1996, the CPUC opened an inquiry docket related to electric utility restructuring. The Company submitted a response to a CPUC sponsored restructuring questionnaire which was followed by the CPUC issuing a summary of all responses. The CPUC is currently working with the Colorado General Assembly in its investigation and implementation of public policy.

GAS RATE CASE
     See Note 9. Commitments and Contingencies - Rate Case in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ELECTRIC AND GAS ADJUSTMENT CLAUSES

     At December 31, 1996, the Company has four adjustment clauses: the ICA (which replaced the ECA), GCA, DSMCA and QFCCA. These adjustment clauses allow certain costs to be passed through to retail customers. The Company and Cheyenne are required to file applications with their respective state regulatory commissions for approval of adjustment mechanisms in advance of the proposed effective date. The applications must be acted upon before becoming effective.

     During 1994 and 1995, the CPUC conducted several proceedings to review issues related to the ECA. The CPUC opened a docket to review whether the ECA should be maintained in its present form, altered or eliminated, and on January 8, 1996, combined this docket with the Merger docket discussed in Note 9. Commitments and Contingencies - Regulatory Matters - Merger Rate Filings in Item
8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. The CPUC decision on the Merger modified and replaced the ECA with the ICA. The ICA, which became effective October 1, 1996, allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders.

     The Company, through its GCA, is allowed to recover the difference between its actual costs of purchased gas and the amount of these costs recovered under its base rates. The GCA rate is revised annually on October 1 and otherwise as needed, to coincide with changes in purchased gas costs. Purchased gas costs and revenues received to recover such gas costs are compared on a monthly basis and differences, including interest, are deferred.

     The CPUC has had an on-going docket to review the status of the GCA and will determine whether it should be maintained in its present form, altered or eliminated. The CPUC conducted hearings regarding this matter on February 14, 1997. Additional hearings have been scheduled for March 7, 1997.

     The QFCCA was implemented on December 1, 1993. Under the QFCCA, all purchased capacity costs from new QF projects, not otherwise reflected in base electric rates, are recoverable. The DSMCA is discussed below in "Incentive Regulation and Demand Side Management".

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

     The CPUC subsequently opened a separate docket to investigate issues involving alternative annual revenue reconciliation mechanisms and incentive mechanisms related to the Company's DSM programs. The investigation was completed in 1995 and a final order was issued. The major provisions of the final order, effective December 27, 1995, included: 1) not to proceed with any of the proposed mechanisms; 2) to reduce the recovery period for certain costs of the Company's DSM programs from seven to five years for expenditures made on or after January 1, 1995; 3) not to establish DSM targets for 1997 and 1998; 4) not to adopt a penalty for failure to achieve DSM targets; and 5) to approve the Company's proposal to forego incentive payments for DSM programs.

     Under a separate CPUC order issued in December 1992, the Company has implemented a Low-Income Energy Assistance Program. The costs of this energy conservation and weatherization program for low-income customers are recoverable through the DSMCA.

IRP - ELECTRIC

The Company filed a new IRP with the CPUC in October 1996. A final order is expected in 1997.

WPSC

     In June 1993, Cheyenne filed gas and electric IRPs with the WPSC pursuant to a settlement agreement. The WPSC has not formally acted on these filings.

     The WPSC has approved adjustment mechanisms which permit Cheyenne to recover purchased energy costs.

FEDERAL ENERGY REGULATORY COMMISSION

     See Note 9. Commitments and Contingencies - Regulatory Matters - Rate Cases in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for information related to the Company's FERC rate case.

     Information regarding FERC Order No. 888, Order No. 889 and the NOPR on Capacity Reservation Open Access Transmission Tariffs is discussed in Note 9. Commitments and Contingencies - Regulatory Matters - Federal Energy Regulatory Commission in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ENVIRONMENTAL MATTERS

     Environmental regulations at the Federal, state and local levels, including the Clean Air Act Amendments (CAAA) of 1990 and other environmental matters, are expected to have a continuing impact on the Company's operations. See Note 9. Commitments and Contingencies - Environmental Issues in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA for a discussion of the impact on the Company of the CAAA of 1990, environmental site clean-up, and other environmental matters not discussed below. The Company continues to strive to achieve compliance with all environmental regulations currently applicable to its operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, generally, what effect future laws or regulations may have upon the Company's operations.

     At December 31, 1996, the estimated 1997, 1998 and 1999 expenditures for environmental air and water emission control facilities were $29.6 million, $43.7 million and $23.2 million, respectively. As discussed below the Company's share of estimated cost to install emission control equipment at the Hayden station for the years 1997 through 1999 is approximately $70 million.

     The Company continues to research and implement various SO2 and NOx emissions reduction projects, including two CCT3 projects. The CCT3 projects are part of a larger DOE Clean Coal Program, which co-funds developing technologies aimed at more efficient and environmentally acceptable methods of burning coal. Research and implementation continues on the two CCT3 projects, which involve Arapahoe Unit 4 and Cherokee Unit 3. Modification and testing at Cherokee Unit 3 and Arapahoe Unit 4 was conducted through 1996 and is expected to continue into 1997.

     The Company is currently participating in the Northern Front Range Air Quality Study (NFRAQS), a follow-up study to the previous Metro Denver Brown Cloud Studies, which is designed to investigate the formation of secondary particulates in the Denver metropolitan area. The previous study, completed in 1993, was inconclusive and did not offer any policy recommendations. The NFRAQS began field sampling in early December 1996 and is expected to be completed by
December 1997.   Also, the EPA issued a draft particulate regulation in 1996, requesting public comments on the proposed regulation with issuance of the final regulation expected in June 1997. The Company is currently evaluating the impact of this new regulation on its operations.

     The Mount Zirkel Wilderness Area ("MZWA") Reasonable Attribution Study, designed to ascertain the contribution of various emission sources to visibility impairment in the MZWA was completed in 1996. The Company is a participant in the Hayden and Craig generating stations, in the nearby Yampa Valley. The study results revealed that the Hayden and Craig Stations were minor contributors to visibility impairment in the MZWA. In May 1996, the joint owners of the Hayden station reached a settlement with a conservation organization, the Colorado Department of Public Health and Environment, and the EPA to resolve alleged air quality concerns in the Yampa Valley. The settlement, among certain other items, will result in the installation of additional emission control equipment at the Hayden station (see Note 9. Commitments and Contingencies - Environmental Issues in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

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

     Renewed wastewater discharge permits have been issued for: 1) Fort St. Vrain, effective April 1, 1993; 2) Cherokee, effective July 1, 1993; 3) Zuni, effective August 1, 1993; 4) Hayden, effective August 1, 1994; 5) Valmont, effective October 1, 1994; 6) Arapahoe, effective December 1, 1994; 7) Cameo, effective December 1, 1994 and 8) Comanche effective July 1, 1996. A renewal wastewater discharge permit for the Leyden Gas Storage facility is expected in the first quarter of 1997. All discharge permits that are not renewed by the

CWQCD prior to their expiration date automatically receive an administrative extension pending the issuance of a final permit.

     The Company has completed the preparation of applications for Operating Permits as required by Title V of the 1990 CAAA. Permits were submitted to the state health department to meet 1996 submittal deadlines. The Company received its first Operating Permit in December 1996 for the Denver Steam Plant. The Company has applied for an early election of annual NOx emission limits for six units including Cherokee Units 3 and 4, Valmont Unit 5, Pawnee Unit 1, and Comanche Units 1 and 2. If the Company meets emission limits for these six units, as required by the early election, the Company would have until the year 2008, rather than the year 2000, to meet the lower emission limits established by Phase II of the CAAA.

COMPETITION

INDUSTRY OUTLOOK

     Unprecedented change is occurring in the electric utility industry nationwide, furthering the development of a competitive environment. In general, the economics of the electric generation business have fundamentally changed with open transmission access and the increased availability of electric supply alternatives. Such alternatives will ultimately serve to lower customer prices, particularly in areas where only higher cost energy is currently provided. Customer demands for lower prices and supplier choices, the availability of alternative supplies (IPPFs, QFs, EWGs and power marketers), and open access to the utility transmission grid have resulted in a commodity market for bulk electric supply. The EPAct directly addressed this issue by giving the FERC the authority to require utilities to provide non-discriminatory open access to the transmission grid for purposes of providing wholesale customers with direct access. In response to such authority, in early 1996, the FERC issued new rules on open access transmission services. Furthermore, an increasing number of states with above average energy prices are pursuing full competition in the electric industry.

     The presence of competition and the associated pressure on prices may ultimately lead to the unbundling of products and services similar to what has evolved in the natural gas industry. Today's market view of the future envisions an unbundled electric utility industry consisting of at least four major business segments: energy supply, transmission, distribution and energy services - each having a different driving force.

     The SEC has also responded to increasing competition in the utility industry and changes in state and federal utility regulation. In June 1995, the SEC issued its report which focused on both legislative and administrative options for the reform of public utility holding company regulation. The report presented three possible recommendations for legislative reform of PUHCA: 1) conditional repeal of PUHCA, 2) unconditional repeal of PUHCA, and 3) PUHCA remains unmodified, but grants the SEC broader exemptive authority under PUHCA. Any changes in regulation will be determined by Congress.

     Further discussion can be found in Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

STATE REGULATORY ENVIRONMENT

     Colorado law permits the CPUC to authorize rates negotiated with individual electric and gas customers which have threatened to discontinue using the services of the Company, so long as the CPUC finds that such authorization: 1) in the case of electric rates, will not adversely affect the Company's remaining customers and 2) in the case of gas rates, will not affect the Company's remaining customers as adversely as would the alternative. In response to the increasingly competitive operating environment for utilities, the regulatory climate is also changing. The CPUC recently issued a report on a comprehensive survey on electric industry restructuring. The Company continues to participate in regulatory proceedings which could change or impact current regulation. The Company believes it will continue to be subject to rate regulation that will allow for the recovery of all of its deferred costs (see Note 1. Summary of Significant Accounting Policies - Business and Regulation - Regulatory

Assets and Liabilities and Note 9. Commitments and Contingencies - Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

ELECTRIC

     The wholesale electric business faces increasing competition in the supply of bulk power due to provisions of the EPAct and Federal and state initiatives with respect to providing open access to utility transmission systems. Under the new FERC rules issued in early 1996, utilities are required to provide wholesale open-access transmission services consistent with what is provided for in their own operations. The Company and Cheyenne are operating with the tariffs approved by the FERC under these new rules. To date, these provisions have not had a material impact on the Company's operations. For 1996, the Company's wholesale revenues totaled approximately 8% of total electric revenues. A substantial portion of these revenues related to firm sales contracts, which are expected to continue at current levels for a minimum of 10 years.

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

NATURAL GAS

     Historically, gas utilities have competed with suppliers of electricity and fuel oil, as well as, to a lesser extent, propane, for sales of gas to customers for heating and/or cooling purposes. In the 1980s, industrial and large commercial customers began to "by-pass" the local gas utility through the construction of interconnections directly with, and the purchase of gas directly from, interstate pipelines, thereby avoiding the additional charges added by the local gas utility. In addition, industrial and commercial customers sought to purchase less expensive supplies of natural gas directly from producers, marketers and brokers. The Company has been actively involved for several years in providing transportation services for those industrial and large commercial customers which chose to purchase gas directly from suppliers. In addition, the Company has provided flexible transportation rates for several years. The per-unit fee charged for transportation services, while significantly less than the per-unit fee charged for the sale of gas to a similar customer, provides an operating margin approximately equivalent to the margin earned on gas sold. Therefore, increases in such activities will not have as great an impact on gas revenues as increases in deliveries from the sale of gas, but will have a positive impact on operating margin. In 1995, the Company organized e prime to engage in the non-regulated marketing of natural gas in order to expand its marketshare.

FRANCHISES

     The Company and its subsidiaries held nonexclusive franchises to provide electric or gas service or both services in 120 incorporated cities and towns at December 31, 1996. These franchises consist of 69 combined gas and electric service franchises, 29 electric service franchises and 22 gas service franchises. In 1997, the Company expects to renegotiate four of the franchise agreements which will be expiring. The Company's franchise with the City of Denver will expire in 2006. The Company and its subsidiaries supply electric or gas service or both services in about 114 unincorporated communities in which franchises are not required.

EMPLOYEES AND UNION CONTRACTS

     The number of employees of the Company and its subsidiaries decreased from 4,776 at December 31, 1995 to 4,675 at December 31, 1996. Approximately, 2,090 employees, or 45% of the Company's total workforce, are represented by the International Brotherhood of Electrical Workers, Local 111. The number of employees covered by collective bargaining agreements at December 31, 1996 approximated 2,284.

RESEARCH AND DEVELOPMENT

     The Company and its utility subsidiaries spent approximately $3.8 million in 1996, $3.6 million in 1995 and $3.8 million in 1994 on research and development. The major portion of those expenditures went to utility associations which engage in research projects to benefit the electric and gas industries as a whole. The balance of the expenditures went for smaller internal and external projects dealing with such areas as pollution control and alternative fuels research.

                 CONSOLIDATED ELECTRIC OPERATING STATISTICS

                                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                   1996           1995           1994          1993          1992
                                                -----------   ------------   ------------   -----------   -----------
Energy Generated, Received,
 & Sold (Thousands of Kwh):
Net Generated:
  Steam, Fossil................................  17,099,890     16,053,928     15,949,980    15,470,247    14,972,688
  Combustion Turbine...........................     121,079          5,251         41,705        39,228        47,194
  Pumped Storage...............................     178,205         68,400        126,721       118,593        79,609
  Hydro........................................     197,660        208,104        176,264       198,272       175,010
                                                -----------   ------------   ------------   -----------   -----------

    Total Net Generation.......................  17,596,834     16,335,683     16,294,670    15,826,340    15,274,501
  Energy Used for Pumping......................     276,983        109,632        201,744       185,850       126,266
                                                -----------   ------------   ------------   -----------   -----------

    Total Net System Input.....................  17,319,851     16,226,051     16,092,926    15,640,490    15,148,235
  Purchased Power and Net Interchange..........  10,349,298      9,794,968      9,653,067     9,631,982     8,663,339
                                                -----------   ------------   ------------   -----------   -----------

    Total System Input.........................  27,669,149     26,021,019     25,745,993    25,272,472    23,811,574
  Used by Company..............................      57,603         64,885         66,348        60,396        64,125
  Other (1)....................................   1,352,843      1,526,358      1,670,591     2,001,832     1,932,333
                                                -----------   ------------   ------------   -----------   -----------
    Total Energy Sold..........................  26,258,703     24,429,776     24,009,054    23,210,244    21,815,116
                                                -----------   ------------   ------------   -----------   -----------
                                                -----------   ------------   ------------   -----------   -----------

Electric Sales (Thousands of Kwh) (2):
  Residential.................................    6,606,601      6,281,911      6,119,914     5,969,529     5,747,048
  Commercial..................................    9,880,502      9,284,577      8,931,962    10,797,272    10,350,155
  Industrial..................................    5,791,608      5,747,534      5,726,837     3,289,501     3,375,638
  Public Authorities..........................      200,070        188,363        187,939       186,397       187,500
  Wholesale - Regulated.......................    3,361,217      2,927,391      3,042,402     2,967,545     2,154,775
  Wholesale Energy Services - Non-Regulated...      418,705              -              -             -             -
                                                -----------   ------------   ------------   -----------   -----------
    Total Energy Sold.........................   26,258,703     24,429,776     24,009,054    23,210,244    21,815,116
                                                -----------   ------------   ------------   -----------   -----------
                                                -----------   ------------   ------------   -----------   -----------

Number of Customers at End of Period(2):
  Residential.................................      959,249        936,759        913,582       898,752       894,217
  Commercial..................................      126,426        123,277        120,886       120,317       120,198
  Industrial..................................          380            378            384           157           194
  Public Authorities..........................       79,725         79,154         77,842        76,476           647
  Wholesale - Regulated.......................           26             17             18            20            34
  Wholesale Energy Services - Non-Regulated...            6              -              -             -             -
                                                -----------   ------------   ------------   -----------   -----------
    Total Customers...........................    1,165,812      1,139,585      1,112,712     1,095,722     1,015,290
                                                -----------   ------------   ------------   -----------   -----------
                                                -----------   ------------   ------------   -----------   -----------

Electric Revenues (Thousands of Dollars)(2):
  Residential.................................  $   507,233   $    477,740   $    453,614   $   433,521   $   413,655
  Commercial..................................      571,536        552,905        519,340       602,187       572,780
  Industrial..................................      249,774        257,189        252,552       142,146       148,951
  Public Authorities..........................       25,798         23,029         21,950        20,828        20,221
  Wholesale - Regulated.......................      120,478        114,514        120,238       116,937        80,290
  Wholesale Energy Services - Non-Regulated...        7,806              -              -             -             -
  Other Electric Revenues.....................        6,365         23,719         32,142        21,434        24,872
                                                -----------   ------------   ------------   -----------   -----------
    Total Electric Revenues...................  $ 1,488,990   $  1,449,096   $  1,399,836   $ 1,337,053   $ 1,260,769
                                                -----------   ------------   ------------   -----------   -----------
                                                -----------   ------------   ------------   -----------   -----------
Average Annual Kwh Sales per Residential
 Customer.....................................        6,965          6,794          6,770         6,717         6,533
Average Annual Revenue per Residential
 Customer.....................................      $534.79        $516.70        $501.82       $487.81       $470.26
Average Residential Revenue per Kwh...........         7.68 CENTS     7.61 CENTS     7.41 CENTS    7.26 CENTS    7.20 CENTS
Average Commercial Revenue per Kwh...........          5.78 CENTS     5.96 CENTS     5.81 CENTS    5.58 CENTS    5.53 CENTS
Average Industrial Revenue per Kwh............         4.31 CENTS     4.47 CENTS     4.41 CENTS    4.32 CENTS    4.41 CENTS
Average Wholesale - Regulated Revenue per Kwh.         3.58 CENTS     3.91 CENTS     3.95 CENTS    3.94 CENTS    3.73 CENTS

-------------------
(1)  Primarily includes net distribution and transmission line losses.

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

                   CONSOLIDATED GAS OPERATING STATISTICS

                                                                        YEAR ENDED DECEMBER 31,
                                                ---------------------------------------------------------------------
                                                   1996           1995           1994          1993          1992
                                                -----------   ------------   ------------   -----------   -----------
Natural Gas Purchased and
 Sold (Thousands of Dth):
  Purchased from Interstate....................      39,924         38,687         45,177        55,078        59,328
  Purchased from Others........................     107,374        101,259         88,174        88,482        79,011
  Purchased for Non-regulated Gas
   Marketing (1)...............................      22,807            237              -             -             -
                                                -----------   ------------   ------------   -----------   -----------
    Total Purchased............................     170,105        140,183        133,351       143,560       138,339
  Company Use..................................         520          1,330          2,386         2,349         2,603
  Other (2)....................................      10,000          5,657          3,824        (1,803)        6,052
                                                -----------   ------------   ------------   -----------   -----------
    Total Gas Sold.............................     159,585        133,196        127,141       143,014       129,684
                                                -----------   ------------   ------------   -----------   -----------
                                                -----------   ------------   ------------   -----------   -----------
Gas Deliveries (Thousands of Dth):
  Residential..................................      86,102         82,188         77,955        83,991        74,951
  Commercial...................................      50,100         50,463         48,689        54,125        50,705
  Wholesale....................................       1,555            308            497         4,898         4,028
  Non-regulated Gas Marketing (1)..............      21,828            237              -             -             -
                                                -----------   ------------   ------------   -----------   -----------
    Total Gas Sold.............................     159,585        133,196        127,141       143,014       129,684
  Transportation...............................      90,304         75,704         66,230        61,421        51,706
  Gathering and Processing (3).................       1,141          1,391         25,316        35,877        28,292
                                                -----------   ------------   ------------   -----------   -----------
    Total Deliveries...........................     251,030        210,291        218,687       240,312       209,682
                                                -----------   ------------   ------------   -----------   -----------
                                                -----------   ------------   ------------   -----------   -----------
Number of Customers at End of Period:
  Residential..................................     902,078        872,777        845,464       820,521       808,722
  Commercial...................................      90,761         89,034         87,103        86,227        86,192
  Wholesale ...................................           -              -              8             8             8
  Non-regulated Gas Marketing (1)..............       1,255              2              -             -             -
                                                -----------   ------------   ------------   -----------   -----------
    Total......................................     994,094        961,813        932,575       906,756       894,922
  Transportation and Other.....................       1,794            952            786           619           416
                                                -----------   ------------   ------------   -----------   -----------
    Total Customers............................     995,888        962,765        933,361       907,375       895,338
                                                -----------   ------------   ------------   -----------   -----------
                                                -----------   ------------   ------------   -----------   -----------
Gas Revenues (Thousands of Dollars):
  Residential.................................. $   362,481   $    383,719   $    375,406   $   366,445   $   329,406
  Commercial...................................     173,308        200,314        203,311       204,820       191,366
  Wholesale ...................................       3,020          4,961          7,319        13,966        10,099
  Non-regulated Gas Marketing (1)..............      64,389            399              -             -             -
  Transportation...............................      28,549         23,769         23,495        23,176        20,638
  Gathering and Processing.....................         364            443          8,335        10,575         8,023
  Other Gas Revenues...........................       8,386         10,980          7,056         9,342         9,354
                                                -----------   ------------   ------------   -----------   -----------
    Total Gas Revenues......................... $   640,497   $    624,585   $    624,922   $   628,324   $   568,886
                                                -----------   ------------   ------------   -----------   -----------
                                                -----------   ------------   ------------   -----------   -----------
Average Annual Dth Sales per Residential
 Customer......................................       97.14          95.65          93.67        103.21         93.73
Average Annual Revenue per Residential
 Customer......................................     $408.93        $446.58        $451.09       $450.29       $411.94
Average  Revenue per Dekatherm:
  Residential..................................      $4.210         $4.669         $4.816        $4.363        $4.395
  Commercial...................................      $3.459         $3.970         $4.176        $3.784        $3.774
  Transportation...............................      $0.316         $0.314         $0.355        $0.377        $0.399

-------------------
(1)  Includes purchases and sales by e prime and TOG.

(2) Primarily includes distribution and transmission line losses and net changes to gas in storage.

(3) In August 1994, the Company sold WGG, which resulted in the decline in gathering and processing deliveries.

                    PUBLIC SERVICE COMPANY OF COLORADO
               ELECTRIC TRANSMISSION INTERCONNECTED SYSTEM





                                   [MAP]

ITEM 2.  PROPERTIES

ELECTRIC GENERATION PROPERTY

  The electric generating stations of the Company and its subsidiaries expected to be available at the time of the anticipated 1997 net firm system peak demand during the summer season are as follows:


                                                                              Net Dependable
                                                            Installed           Capacity (Mw)
                                                               Gross       at Time of Anticipated     Major
                    Name of Station                          Capacity       1997 Net Firm System       Fuel
                     and Location                              (Mw)             Peak Demand*          Source
                    ---------------                         ---------      ----------------------     ------
Steam:
  Arapahoe-Denver.......................................       262.00              246.00             Coal
  Cameo-near Grand Junction.............................        77.00               72.70             Coal
  Cherokee-Denver.......................................       784.00              723.00             Coal
  Comanche-near Pueblo..................................       725.00              660.00             Coal
  Craig-near Craig......................................        86.90 (a)           83.20             Coal
  Hayden-near Hayden....................................       259.00 (b)          237.00             Coal
  Pawnee-near Brush.....................................       530.00              495.00             Coal
  Valmont-near Boulder (Unit 5).........................       188.00              178.00             Coal
  Zuni-Denver...........................................       115.00              107.00            Gas/Oil
                                                             --------            --------
    Total...............................................     3,026.90            2,801.90

Fort St. Vrain Combustion Turbine  - near Platteville...       141.45              126.75              Gas
Combustion turbines (6 units-various locations).........       209.00              171.00              Gas
Hydro (14 units-various locations) (c)..................        53.35               36.55 (d)         Hydro
Cabin Creek Pumped Storage-near Georgetown..............       324.00 (e)          162.00             Hydro
Cherokee Diesel generators (2 units)....................         5.50                5.50              Oil
                                                             --------            --------
    Total...............................................     3,760.20            3,303.70
                                                             --------            --------
                                                             --------            --------

-------------------
* A measure of the unit capability planned to be available at the time of the system peak load net of seasonal reductions in unit capability due to weather, stream flow, fuel availability and station housepower, including requirements for air and water quality control equipment.

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

(e) Capability at maximum load.

NUCLEAR GENERATION PROPERTY

    Fort St. Vrain, near Platteville, the Company's only previous nuclear generating station, ceased operations on August 29, 1989 and on March 22, 1996 the physical decommissioning of the station was completed. The initial phase of the repowered gas fired combined cycle steam electric generating station began commercial operations on May 1, 1996 (see Note 2. Fort St. Vrain in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

ELECTRIC TRANSMISSION AND DISTRIBUTION PROPERTY

    On December 31, 1996, the Company's transmission system consisted of approximately 112 circuit miles of 345 Kv overhead lines; 1,916 circuit miles of 230 Kv overhead lines; 15 circuit miles of 230 Kv underground lines; 65 circuit miles of 138 Kv overhead lines; 999 circuit miles of 115 Kv overhead lines; 20 circuit miles of 115 Kv underground lines; 344 circuit miles of 69 Kv overhead lines; 143 circuit miles of 44 Kv overhead lines; and 1 circuit mile of 44 Kv underground lines. The Company jointly owns with another utility approximately 342 circuit miles of 345 Kv overhead lines and 360 miles of 230 Kv overhead lines, of which the Company's share is 112 miles and 147 miles, respectively, which shares are included in the amounts listed above.

    The Company's transmission facilities are located wholly within Colorado. The map on page 16 illustrates the Company's transmission interconnected system. The system is interconnected with the systems of the following utilities with which the Company has major firm purchase power contracts; capacity and energy are provided primarily by generating sources in the locations indicated:

    Utility                                                Location
    -------                                                --------
    Basin Electric Power Cooperative....................   Southeast Wyoming
    PacifiCorp..........................................   West & Northwest U.S.
                                                           Northwest Colorado
    Platte River Power Authority........................   Northcentral Colorado
    Tri-State...........................................   Southeast Wyoming and
                                                           Northwest Colorado

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

    At December 31, 1996, the distribution systems consisted primarily of approximately 12,939 miles of overhead line, 1,068 miles of which are located on poles owned by other utilities under joint use agreements. The Company also owned approximately 7,891 cable miles of underground distribution system (excluding street lighting) located principally in the Denver metropolitan area. The Company owned 219 substations (four of which are jointly owned) having an aggregate transformer capacity of 18,705,000 Kva, of which 4,145,827 Kva is step-up transformer capacity at generating stations.

GAS PROPERTY

    The gas property of the Company at December 31, 1996 consisted chiefly of approximately 15,304 miles of distribution mains ranging in size from 0.50 to 30 inches and related equipment. The Denver distribution system consisted of 8,691 miles of mains. Pressures in the low pressure system are varied to meet load requirements and individual house regulators are installed on each customer's premises to provide uniform flow of gas to appliances. The Company also owns and operates four gas storage facilities.

OTHER PROPERTY

    The Company's steam heating property at December 31, 1996 consisted of 10.5 miles of transmission, distribution and service lines in the central business district of Denver, including a steam transmission line connecting the steam heating system with Zuni. Steam is supplied from boilers installed at the Company's Denver Steam Plant which has a capability of 295,000 pounds of steam per hour under sustained load and an additional 300,000 pounds of steam per hour is available from Zuni on a peak demand basis. The Company also owns service and office facilities in Denver and other communities strategically located throughout its service territory.

PROPERTY OF SUBSIDIARIES

    The book value of the properties of the consolidated subsidiaries of the Company aggregates approximately 3% of the total book value of the properties of the Company and such subsidiaries combined. Such properties consist largely of electric and gas properties similar in character to the properties of the Company. Unregulated subsidiary property is approximately 1% of the total book value of the properties of the Company and consolidated subsidiaries combined. 1480 Welton, Inc. owns two buildings that are used by the Company.

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

ITEM 3.  LEGAL PROCEEDINGS

    See Note 9. Commitments and Contingencies in ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

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

                                       Dividends         Price Range
         Year and Quarter              Declared        High        Low
         ----------------              ---------     -------     -------
1996
    First Quarter....................   $.525        $36 1/2     $33 3/4
    Second Quarter...................    .525         36 3/4      32 3/8
    Third Quarter....................    .525         36 7/8      34 3/4
    Fourth Quarter...................    .525         39 1/2      35 1/4
                                        -----
                                        $2.10
1995
    First Quarter....................   $ .51        $31 1/2     $29
    Second Quarter...................     .51         32 7/8      29 1/4
    Third Quarter....................     .51         34 1/2      30 5/8
    Fourth Quarter...................     .51         35 7/8      33 3/8
                                        -----
                                        $2.04

    At December 31, 1996, the book value of the common stock was $22.19 per share. At February 21, 1997, there were 57,532 holders of record of the Company's common stock.

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

    If a person or group successfully acquires 80% of the Company's common stock for cash, after tendering for all of the common stock, and satisfies certain other conditions, the rights would not operate. The rights expire on March 22, 2001; however, each right may be redeemed by the Board of Directors for one cent at any time prior to the acquisition of 20% of the common stock by a potential acquiror. For a description of the rights and their terms see the Company's Rights Agreement, as amended, which is an exhibit to this Form 10-K.

ITEM 6.  SELECTED FINANCIAL DATA

    The following selected consolidated financial data of the Company and its subsidiaries for each of the five years in the period ended December 31, 1996 should be read in conjunction with the consolidated financial statements and the management's discussion and analysis of financial condition and results of operations appearing elsewhere herein.

                                                                                    YEAR ENDED DECEMBER 31,
                                                            ----------------------------------------------------------------------
                                                               1996           1995           1994           1993           1992
                                                            ----------     ----------     ----------     ----------     ----------
                                                                        (IN THOUSANDS-EXCEPT PER SHARE DATA & RATIOS)
Operating revenues:
  Electric...............................................   $1,488,990     $1,449,096     $1,399,836     $1,337,053     $1,260,769
  Gas....................................................      640,497        624,585        624,922        628,324        568,886
  Other..................................................       41,899         36,920         32,626         33,308         32,618
                                                            ----------     ----------     ----------     ----------     ----------
       Total.............................................    2,171,386      2,110,601      2,057,384      1,998,685      1,862,273
Total operating expenses.................................    1,812,902      1,784,784      1,786,592      1,717,752      1,612,646
Operating income.........................................      358,484        325,817        270,792        280,933        249,627
Total interest charges...................................      149,880        143,906        132,134        130,337        121,116
Net income...............................................      190,346        178,856        170,269        157,360        136,623
Dividend requirements on preferred stock.................       11,848         11,963         12,014         12,031         12,077
Earnings available for common stock......................      178,498        166,893        158,255        145,329        124,546
Per share data applicable to common stock (a):
  Earnings...............................................   $     2.78     $     2.65     $     2.57     $     2.43     $     2.16
  Dividends declared.....................................   $     2.10     $     2.04     $     2.00     $     2.00     $     2.00
Shares of common stock outstanding:
  Weighted average.......................................       64,187         62,932         61,547         59,695         57,558
  Year-end...............................................       64,819         63,358         62,155         60,457         58,477
Rate of return earned on average common equity
  (net to common)........................................        12.8%          12.8%          12.9%          12.7%          11.7%
Ratio of earnings to fixed charges (b)...................         2.75           2.78           2.53           2.54           2.43
Total assets.............................................   $4,572,648     $4,351,789     $4,207,832     $4,057,600     $3,759,583
Total net plant..........................................    3,598,895      3,480,712      3,291,402      3,193,136      3,077,509
Total construction expenditures..........................      321,162        285,516        317,138        293,515        261,666
AFDC.....................................................        4,101          7,095          7,158         12,667         11,302
Cash generated internally as a percent of
  construction expenditures (c)..........................        56.9%          87.4%          35.4%          52.2%          57.5%
Total common equity......................................   $1,438,288     $1,343,645     $1,267,482     $1,184,183     $1,101,047
Preferred stock:
  Not subject to mandatory redemption....................      140,008        140,008        140,008        140,008        140,008
  Subject to mandatory redemption at par
    (including amounts due within one year)..............       42,489         43,865         45,241         45,454         45,654
Long-term debt (including amounts due within one year)...    1,414,558      1,278,389      1,180,580      1,193,668      1,199,779
Notes payable & commercial paper.........................      244,725        288,050        324,800        276,875        250,626

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

INDUSTRY OUTLOOK

    Fundamental changes continue to occur throughout the electric utility industry as it moves toward deregulation with customer choice and increased competition. Regulatory actions at both the federal and state level have opened up the wholesale, and to a lessor extent retail, markets to more competition. The FERC issued new rules in early 1996 requiring utilities to provide wholesale open-access transmission services and allowing for recovery of stranded investment costs. A few states with above-average electric energy prices are aggressively pursuing full competition in the electric industry. Some states currently have pilot plans in place to allow retail customers to select their energy supplier. Federal legislation related to deregulation of the electric utility industry was introduced in 1996 and broad support for restructuring legislation is developing. In addition, the reform or repeal of PUHCA, the law which regulates the ownership and operation of public utility holding companies, is expected to be given serious consideration in 1997 by Congress. Utilities are responding to increased competition. Mergers, acquisitions and corporate restructurings have continued to occur nationally and globally as companies strive to position themselves for the future, achieving economies of scale and increases in productivity and efficiency.

    Electric prices in Colorado are relatively low in comparison to other parts of the country, lessening the need for immediate change in the state's electric industry. In 1996, the CPUC performed a comprehensive survey on electric industry restructuring. The report issued by the CPUC is not conclusive on what the next steps should be. Clearly, the issues are complex and controversial with significant consequences to the Company's securities holders. The Company supports the need for change and believes that Colorado must take the time to study and learn from the restructuring models developed in other states to determine which aspects of those programs may be appropriate, and to identify other specific regional issues that need to be addressed. The Company's response to the survey included a proposal that the CPUC undertake a comprehensive study of these complex issues, which would provide the necessary foundation of information for consideration by the state legislature.

CORPORATE OVERVIEW

    Significant progress on the Merger of the Company with SPS was achieved in 1996 and early 1997. Shareholder approvals were received in January 1996 and required authorizations were obtained from all state utility regulators. Final approvals and filings are in progress with completion of the merger anticipated in the spring of 1997. The Merger will permit the Company to derive benefits from the more efficient and economic utilization of combined facilities and personnel. With a larger and more geographically diverse combined service territory, the business risks related to changes in economic, competitive or climatic conditions will be reduced. In addition, purchasing savings, increased economical use of generation capacity and reduced administrative costs are anticipated. Merger transition plans have been developed to begin realizing synergy savings upon consummation of the Merger, although the savings expected for 1997 will be reduced somewhat by various Merger related costs, including those related to planned workforce reductions.

    Operating priorities in 1996 continued to focus on reducing costs and developing new business opportunities. Positive earnings reflected the continued cost containment efforts initiated in 1994. The performance based regulatory plan approved by the CPUC resulted in a sharing arrangement between customers and shareholders of electric department earnings in excess of 11% for the years 1997-2001, a 50%/50% sharing of certain fuel and energy cost increases or decreases and a QSP which provides for penalties if certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries are not met. The Company anticipates that a reward structure for performance above certain standards will be implemented in the near term.

    In line with the Company's strategic focus on expanding market share and value, e prime received authorization from the FERC to act as a power marketer and is now marketing wholesale electricity. In September 1996, e prime acquired TOG, a gas marketing company which serves 1,400 industrial and commercial customers in the eastern U.S. In line with customer retention, the Company and one of its largest wholesale customers entered into a new purchase power agreement in which the Company provides power through the year

2001. This wholesale customer had previously notified the Company of its intent to reduce firm and peaking power purchases beginning in 1998. The Company continues to look for opportunities to expand its customer base as both a natural gas and electric energy provider and to advance its strategy to focus on customer needs, while building a national presence in the marketplace.

    The regulatory environment within Colorado is a primary focus for the Company and the successful merger with SPS will likely have long-term effects on the Company's future financial performance. The Company strongly believes that all potentially stranded costs resulting from changes in laws or regulation should be recoverable. Additionally, the Company believes that it will continue to be subject to rate regulation that will allow for the recovery of all of its deferred costs. To the extent the Company concludes in the future that such recovery is no longer probable, the Company may be required to recognize as expense, at a minimum, all deferred costs currently recognized as regulatory assets on the consolidated balance sheet. (See Note
1. Summary of Significant Accounting Policies in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).


RECENT DEVELOPMENTS

    On February 24, 1997, the Company and AEP jointly announced that they have reached agreement with the board of directors of Yorkshire Electricity, a UK regional electricity company, on the terms of a recommended cash tender offer for all of the outstanding and to be issued ordinary shares of Yorkshire Electricity. The Company and AEP, through a joint venture named Yorkshire Holdings, are offering the equivalent of US $15.02 (9.27 pounds) per ordinary share, for a total purchase price of approximately US $2.4 billion (1.5 billion pounds). The boards of directors of the Company and AEP have approved the transaction. The board of directors of Yorkshire Electricity has agreed to recommend the offer to Yorkshire Electricity's shareholders.
The offer will be made through Yorkshire Holdings, a wholly-owned subsidiary of Yorkshire Power, a newly formed UK corporation owned equally by the Company and AEP. The Company will make its investment through New Century International, Inc., a wholly-owned subsidiary of the Company. If the Proposed Acquisition is completed, the Company would have an indirect 50% ownership interest in Yorkshire Electricity, which would be accounted for using the equity method of accounting. Consummation of the Proposed Acquisition is subject to customary conditions in the UK, including regulatory clearance and acceptance of the offer by holders of at least 90% of the outstanding shares of Yorkshire Electricity. Yorkshire Holdings may waive the latter condition when it has received acceptances of its offer and has otherwise acquired shares which in total represent more than 50% of the outstanding shares of Yorkshire Electricity. The Company cannot predict at this time whether or not these conditions will be met or waived.

    The Proposed Acquisition will be financed by Yorkshire Power through a combination of approximately 25% equity and 75% debt, including the assumption of the existing debt of Yorkshire Electricity. The funds for the Proposed Acquisition will be obtained from the Company's and AEP's investment in Yorkshire Power of approximately US $360 million (220 million pounds) each, with the remainder to be obtained by Yorkshire Power through the issuance of non-recourse debt. Yorkshire Power will, in turn, fund Yorkshire Holdings for the purpose of the Proposed Acquisition. The Company intends initially to use debt to fund its entire equity investment in Yorkshire Power, including the issuance of US $250 million of its secured medium-term notes with varying maturities and drawings of US $110 million on its short-term lines of credit. It is currently anticipated that the Company's entire equity investment in Yorkshire Power will be refinanced through the issuance of common equity at the NCE level within six to eighteen months from the date of consummation of the Proposed Acquisition.

    According to Yorkshire Electricity's 1996 Annual Report and Accounts, Yorkshire Electricity's principal activities are the distribution of electricity to 2.1 million industrial, commercial, agricultural and domestic customers in its authorized area, which covers 4,180 square miles of northeast England. Yorkshire Electricity is also active in electricity supply and generation and the supply of natural gas, including the ownership of gas assets. Other activities include the development of telecommunications services and the construction and operation of windfarms. For the fiscal year ended March 31, 1996, Yorkshire Electricity reported a consolidated profit on ordinary activities before taxation and exceptional items of US $310.8 million (199.2 million pounds) on revenues of US $2.2 billion (1.4 billion pounds), had reported total assets at that date of US $2.2 billion (1.4 billion pounds), and reported net assets at that date of US $818.9 million (521.1 million pounds).

    The SEC, in an order issued on February 19, 1997 under section 3(b) of PUHCA, exempted Yorkshire Electricity from all provisions of PUHCA that would be applicable to it as a subsidiary of the Company. In connection with its application for such order, the Company also requested and obtained a no-action letter from the Division of Investment Management of the Office of Public Utility Regulation of the SEC stating that, as long as the Merger is completed by September 30, 1997, it will not recommend any enforcement action with respect to the possible effect of the Proposed Acquisition on the Company's existing section 3(a)(2) exemption under PUHCA. In seeking the section 3(b) exemption for Yorkshire Electricity, the Company informed the SEC that its investment in Yorkshire Electricity would be less than 50% of the Company's and SPS's combined retained earnings as of September 30, 1996, consistent with the requirements of Rule 53 under PUHCA. The Company also informed the SEC in its application for a section 3(b) exemption that upon completion of the Merger, NCE would hold the proposed investment in Yorkshire Power through a separate subsidiary and not through the Company. At that time, Yorkshire Electricity would be qualified as a foreign utility company under section 33 of PUHCA.

    See Note 4. Acquisition and Divestiture of Investments - Proposed Acquisition of Yorkshire Electricity in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.


EARNINGS

    Earnings per share were $2.78, $2.65 and $2.57 during 1996, 1995 and 1994, respectively. The improved earnings in both 1996 and 1995 are primarily attributable to increased electric and gas margins resulting from higher sales and lower operating and maintenance expenses resulting from the Company's cost containment efforts. In addition, earnings in 1996 were favorably impacted by the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (See Note 2. Fort St. Vrain in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).


ELECTRIC OPERATIONS

    The following table details the annual change in electric operating revenues and energy costs as compared to the preceding year:

                                                            INCREASE (DECREASE)
                                                             FROM PRIOR YEARS
                                                            1996         1995
                                                          --------     --------
                                                          (THOUSANDS OF DOLLARS)
Electric operating revenues:
  Retail...............................................   $ 43,478     $ 63,407
  Wholesale............................................     13,770       (5,724)
  Other (including unbilled revenues)..................    (17,354)      (8,423)
                                                          --------     --------
    Total revenues.....................................     39,894       49,260
Fuel used in generation................................     13,447      (16,123)
Purchased power........................................      8,470       44,871
                                                          --------     --------
Net increase in electric margin........................   $ 17,977     $ 20,512
                                                          --------     --------
                                                          --------     --------

The following table summarizes electric sales by major customer classes:

                                               MILLIONS OF         % CHANGE *
                                                KWH SALES       FROM PRIOR YEARS
                                            ----------------    ----------------
                                             1996      1995      1996      1995
                                            ------    ------    ------    ------
Residential.............................     6,607     6,282      5.2%     2.6%
Commercial and Industrial...............    15,672    15,032      4.3      2.5
Public Authority........................       200       189      6.2      0.2
                                            ------    ------
    Total Retail........................    22,479    21,503      4.5      2.6
Wholesale...............................     3,780     2,927     29.1     (3.8)
                                            ------    ------
    Total...............................    26,259    24,430      7.5      1.8
                                            ------    ------
                                            ------    ------

* Percentages are calculated using unrounded amounts.

    Electric operating revenues increased in 1996, when compared to 1995, primarily due to an overall 4.5% increase in retail sales resulting primarily from customer growth of 2.3%. The increase in wholesale revenues was due to higher economy sales by the Company and power marketing activities of non-regulated subsidiaries. However, these additional sales contributed little to the increase in electric margin. Electric operating revenues increased in 1995, when compared to 1994, primarily due to higher retail sales resulting from customer growth and additional revenues related to collection of QF purchased power capacity costs. Wholesale revenues decreased in 1995, as compared to 1994, as a result of lower wholesale Kwh sales. The demand for wholesale energy during 1995 was negatively impacted by an available supply of low-cost non-firm energy in the region.

    The Company and Cheyenne currently have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1996 and 1995, when compared to the respective preceding year, had little impact on net income. However, as discussed in Note 9. Commitments and Contingencies -Regulatory Matters - Merger Rate Filings in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA, in its decision on the Merger, the CPUC modified and replaced the Company's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. The change did not significantly impact the cost recoveries for 1996.

    Fuel used in generation expense increased $13.4 million in 1996, when compared to 1995, primarily due to higher generation levels. Fuel used in generation expense decreased $16.1 million during 1995, as compared to the prior year, primarily due to lower coal and coal transportation costs from the renegotiation of certain contracts as generation levels were about the same for both years.

    Purchased power expense increased slightly in 1996 primarily due to purchases in connection with the non-regulated power marketing sales. Purchased power expense increased 10.3% in 1995, as compared to 1994, primarily due to increased purchases from QFs as mandated by the CPUC. Electric energy purchased from QFs is over 50% higher per Kwh than that purchased from other suppliers.

GAS OPERATIONS

    The following table details the annual change in revenues from gas sales and gas purchased for resale as compared to the preceding year:

                                                            INCREASE (DECREASE)
                                                             FROM PRIOR YEARS
                                                            1996         1995
                                                          --------     --------
                                                          (THOUSANDS OF DOLLARS)
Revenues from gas sales................................     11,211       7,281
Gas purchased for resale...............................        483      (5,197)
                                                           -------     -------
  Net increase in gas sales margin.....................    $10,728     $12,478
                                                           -------     -------
                                                           -------     -------

The following table summarizes gas deliveries by major customer classes:

                                               MILLIONS OF         % CHANGE *
                                             DTH DELIVERIES     FROM PRIOR YEARS
                                            ----------------    ----------------
                                             1996      1995      1996      1995
                                            ------    ------    ------    ------
Residential.............................      86.1      82.2      4.8%     5.4%
Commercial..............................      50.1      50.5     (0.7)     3.6
Wholesale...............................       1.6       0.3      **     (38.0)
Non-regulated gas marketing.............      21.8       0.2      **       **
                                            ------    ------
    Total Sales.........................     159.6     133.2     19.8      4.8
Transportation, gathering and
  processing............................      91.4      77.1     18.6    (15.8)
                                            ------    ------
    Total...............................     251.0     210.3     19.4     (3.8)
                                            ------    ------
                                            ------    ------

* Percentages are calculated using unrounded amounts.
**Percentage change is significant, but presentation of the amount is not meaningful.
    Gas sales margin increased in 1996, when compared to 1995, primarily due to higher retail gas sales resulting from customer growth of 3.4% and slightly colder weather. Increased gas marketing activities by non-regulated subsidiaries favorably impacted gas sales margin in 1996. Gas sales margin increased in 1995, as compared to 1994, primarily due to higher retail gas sales resulting from colder weather and moderate customer growth; there were approximately 17% more heating degree days in 1995 than in 1994.

    Gas transportation, gathering and processing revenues increased $4.7 million in 1996, as compared to 1995, primarily due to an increase in transport deliveries resulting from the shifting of various Company commercial customers to firm transport customers which accelerated in October 1995 with the implementation of new gas rates. Transportation, gathering and processing revenues decreased $7.6 million in 1995 primarily due to the sale of WGG in August 1994 (See Note 4. Acquisition and Divestiture of Investments in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

    The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms in 1996 and 1995, when compared to the respective preceding year, had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company must purchase and, therefore, along with increases and decreases in the per-unit cost of gas, affect total gas purchased for resale. In 1996, the increase in the quantity of gas purchased was offset substantially by the lower per unit average cost of gas for the year. The $5.2 million decrease in gas purchased for resale for 1995 is primarily due to lower per unit cost of gas offset, in part, by a slight increase in gas purchases.

NON-FUEL OPERATING EXPENSES

    Other operating and maintenance expenses decreased $10.1 million during 1996 as compared to 1995, primarily due to the favorable impact of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (See Note 2. Fort St. Vrain. in Item 8. FINANCIAL

STATEMENTS AND SUPPLEMENTARY DATA), lower labor and employee benefit costs resulting from the hiring freeze instituted in August 1995 and other general cost reductions resulting from the Company's cost containment efforts. These reductions were offset, in part, by higher operating costs from non-regulated operations that were, for the most part, initiated during 1996.

    Other operating and maintenance expenses decreased $26.1 million in 1995, as compared to 1994, primarily due to lower labor and employee benefit costs resulting from the Company's cost containment efforts which included the restructuring and downsizing accomplished in 1994 (approximately a $26 million reduction) and the recognition of approximately $8.7 million of involuntary severance costs in 1994. This restructuring and downsizing was completed in two phases: 1) effective April 1, 1994, the Company reduced its workforce by approximately 550 employees through an early retirement/severance program, and 2) during the last six months of 1994, the Company eliminated approximately 550 management and staff level positions in connection with an internal restructuring and involuntary severance program. These decreases in 1995 were offset, in part, by the $2.5 million write-off of software costs due to the cancellation of a materials management project, three months of additional amortization of the early retirement/severance program costs totaling $2.2 million and $2.2 million of additional repair costs associated with an early winter snow storm.

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

    Depreciation and amortization expense increased $13.3 million in 1996 and $2.3 million in 1995 primarily due to higher depreciation expense from property additions and amortization of software costs.

    Taxes (other than income taxes) decreased $5.1 million in 1995 primarily due to lower payroll related taxes resulting from the 1994 downsizing.

    Income taxes increased $1.0 million in 1996, as compared to 1995, primarily due to higher pre-tax income, offset, in part, by the write-off of additional investment tax credits for retired property and additional tax benefits at PSRI. The $46.9 million increase in income taxes during 1995, as compared to 1994, is primarily due to higher pre-tax income and the effects of two items recorded in 1994 which served to lower tax expense during that period. These items included: 1) an adjustment associated with the adoption of full normalization which was provided for in a CPUC rate order (approximately $21.3 million), and 2) the true-up of the tax accrual related to the filing of the 1993 tax return (approximately $5.1 million).

    Other income and deductions decreased $15.2 million during 1996, as compared to the preceding year, primarily due to higher costs related to the Merger ($3.1 million), the recognition of $4.1 million of certain severance costs, the recognition of $2.3 million of costs associated with the settlement of environmental issues related to the operations of the Hayden station and a decrease in the allowance for equity funds used during construction. Other income and deductions decreased $34.7 million in 1995 primarily due to the net effects of the pre-tax gain of approximately $34.5 million recognized on the sale of WGG in 1994 (See Note 4. Acquisition and Divestiture of Investments in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY
DATA) and $4.0 million of costs related to the Merger (See Note 3. Merger in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA), offset, in part, by the 1994 reversal of the $3.0 million gas search award, as the Colorado Supreme Court reversed the incentive award previously granted by the CPUC.

    Interest charges increased $6.0 million during 1996, as compared to 1995. Higher interest on long-term debt resulted from the financing of capital expenditures. Interest charges increased $11.8 million during 1995 as compared to 1994. Other interest increased due to higher interest rates and an increased level of short-term borrowings in 1995, the recognition of interest costs related to the over-collection of expenses under the Company's cost adjustment mechanisms and higher interest on COLI contracts, while the net costs associated with long-term debt decreased slightly.

FINANCIAL POSITION

    Accounts receivable increased at December 31, 1996, as compared to 1995, primarily due to overall sales growth, including marketing activities by non-regulated subsidiaries, and the fact that a portion of the gas refund made late in 1995 was applied directly to customers' accounts, which served to lower the accounts receivable balance at December 31, 1995. Accounts payable increased primarily due to the Company's higher gas costs at the end of 1996 and increased activities by non-regulated subsidiaries.

    The $38.5 million decrease in the defueling and decommissioning liability was due to expenditures during 1996. This decrease and the increase in noncurrent investments and receivables were also affected by the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain. Customers' advances for construction decreased by approximately $49.3 million due to a 1996 transfer of amounts to property, plant and equipment, which served to reduce such investments, after determining that these amounts would not be refunded to customers in the future.

COMMITMENTS AND CONTINGENCIES

    Issues relating to regulatory and environmental matters are discussed in
Note 9. Commitments and Contingencies in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. These matters and the future resolution thereof, may impact the Company's future results of operations, financial position and cash flows.

COMMON STOCK DIVIDEND

    In the first quarter of 1996, the Company increased the quarterly dividend on its common stock from $0.51 per share to $0.525 per share. This follows the 1995 first quarter increase in the quarterly dividend on its common stock from $0.50 per share to $0.51 per share. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flow and other factors. The Board of Directors will continue to evaluate the common stock dividend level on a quarterly basis.


LIQUIDITY AND CAPITAL RESOURCES

CASH FLOWS

                                                  1996        1995        1994
                                                -------     -------     -------
Net cash provided by operating activities
  (IN MILLIONS)..............................   $ 327.6     $ 385.7     $ 245.7

    Net cash provided by operating activities decreased $58.1 million in 1996 primarily due to the undercollection of purchased gas and electric energy costs ($40.8 million) and lower cash receipts because of a gas refund that was applied directly to customers' accounts in late 1995. Higher earnings and lower decommissioning and defueling expenditures positively impacted operating cash flows for both 1996 and 1995. The increase in 1995 was also significantly impacted by the overcollection of purchased gas and electric costs.

    At December 31, 1996, the Company's decommissioning liability, excluding defueling, was approximately $6.6 million. The remaining expenditures related to this obligation are expected to be incurred over the next year. The annual decommissioning amount being recovered from customers is approximately $13.9 million which will continue through June 2005. At December 31, 1996, approximately $89.7 million remains to be collected from customers and is reflected as a regulatory asset on the consolidated balance sheet.

                                                  1996        1995        1994
                                                -------     -------     -------
Net cash used in investing activities
  (IN MILLIONS)..............................   $(307.1)    $(284.6)    $(177.4)

    Net cash used in investing activities, which substantially consisted of construction expenditures, was higher in both 1996 and 1995, compared to the respective prior years. Proceeds from the sale of WGG in 1994 and the sale of certain Fuelco properties in 1994 and 1996 reduced the net cash used in investing activities (See Note 4. Acquisition and Divestiture of Investments in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

                                                  1996        1995        1994
                                                -------     -------     -------
Net cash used in financing activities
  (IN MILLIONS)..............................   $ (25.8)    $ (92.3)    $ (80.5)

    Net cash used in financing activities decreased (indicating that there were more borrowings) significantly in 1996 primarily due to the issuance of additional long-term debt, including the $125 million First Collateral Trust Bonds in May 1996 and $75 million in medium-term notes in November 1996. The proceeds were used to fund the Company's construction program, for other general corporate purposes and to repay short-term indebtedness incurred for such purposes. Cash used in financing activities increased slightly in 1995 over 1994. Proceeds from the sale of common stock under the Company's dividend reinvestment and stock purchase plan decreased in 1995. Long-term debt refinancing activity also decreased in 1995, as compared to 1994, as a result of higher interest rates. The use of short-term borrowing over the last several years has increased slightly, however, short-term borrowing levels were reduced in late 1995 with an issuance of $80 million of medium-term notes by PSCCC.

PROSPECTIVE CAPITAL REQUIREMENTS

    At December 31, 1996, the Company and its subsidiaries estimated cost of their construction programs and other capital requirements for the years 1997, 1998 and 1999 are shown in the table below:

                                              1997        1998        1999
                                            --------    --------    --------
Company:                                         (THOUSANDS OF DOLLARS)
Electric
  Production*.............................  $ 95,056    $103,211    $125,505
  Transmission............................    39,600      48,433      22,718
  Distribution............................    68,944      70,426      68,090
Gas.......................................    62,991      88,240      56,172
General**.................................    53,440      59,186      21,137
                                            --------    --------    --------
    Total Company.........................   320,031     369,496     293,622
Subsidiaries..............................     7,015       6,243       6,075
                                            --------    --------    --------
    Total construction expenditures.......   327,046     375,739     299,697
Less: AFDC................................     5,640       5,000       6,113
Add: Sinking funds and debt maturities
  and refinancings........................   157,851      72,901     120,957
Add: Fort St. Vrain decommissioning.......     2,500           -           -
                                            --------    --------    --------
    Total capital requirements............  $493,037    $453,640    $426,767
                                            --------    --------    --------
                                            --------    --------    --------

* Capital requirements for Electric Production include approximately $121 million for Fort St. Vrain repowering and approximately $70 million for pollution control equipment at Hayden.

**Capital requirements in the "General" category include assets leased under a leasing program. The 1997 and 1998 amounts include approximately $40 million of expenditures for automated electric and gas meter reading equipment.

    The construction programs of the Company and its subsidiaries are subject to continuing review and modification. In particular, actual construction expenditures may vary from the estimates due to changes in the electric system projected load growth, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting the Company's long-term energy needs. In addition, the proposed merger with SPS, the Company's ongoing evaluation of merger, acquisition and divestiture opportunities to support corporate strategies, and future requirements to install pollution control equipment may impact actual capital requirements (See Note 3. Merger, Note 4. Acquisition and Divestiture of Investments and
Note 9. Commitments and Contingencies - Environmental Issues in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

CAPITAL SOURCES

    At December 31, 1996, the Company and its subsidiaries estimated that their 1997-1999 capital requirements will be met principally with a combination of funds from external sources and funds from operations. The Company and its subsidiaries may meet their external capital requirements through the issuance of first collateral trust bonds, preferred and/or common stock, by increasing the level of borrowing under PSCCC's medium-term note program or through the issuance of commercial paper or through short-term borrowing under committed and uncommitted bank borrowing arrangements discussed below. The financing needs are subject to continuing review and can change depending on market and business conditions and changes, if any, in the construction programs and other capital requirements of the Company and its subsidiaries.


REGISTRATION STATEMENTS

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

    In 1994, the Company filed a registration statement with the SEC for the issuance of First Collateral Trust Bonds and cumulative preferred stock for the purpose of funding its construction program, refunding certain issues of its cumulative preferred stock and other general corporate purposes. The aggregate principal amount of first collateral trust bonds, plus the aggregate par value of shares of cumulative preferred stock, will not exceed $306 million. On May 31, 1996, the Company issued $125 million aggregate principal amount of its First Collateral Trust Bonds.

    On October 24, 1996, the Company filed a registration statement with the SEC for the issuance of $400 million aggregate principal amount of First Collateral Trust Bonds through one or more series of medium-term notes. On November 13, 1996, the Company established a $250 million Secured Medium-Term Note Program, Series B. As of January 31, 1997, $150 million of the Series B medium-term notes had been issued.


COMPANY'S INDENTURES

    The Company's Indenture dated as of December 1, 1939 (the "1939 Indenture"), which is a mortgage on the Company's electric and gas properties, permits the issuance of additional first mortgage bonds to the extent of 60% of the value of net additions to the Company's utility property, provided net earnings before depreciation, taxes on income and interest expense for a recent twelve month period are at least 2.5 times the annual interest requirements on all bonds to be outstanding. The 1939 Indenture also permits the issuance of additional bonds on the basis of retired first mortgage bonds, in some cases with no requirement to satisfy such net earnings test. At December 31, 1996, the amount of net additions would permit (and the net earnings test would not prohibit) the issuance of approximately $365 million of new bonds (in addition to the $250 million principal amount of secured medium-term notes discussed above) at an assumed annual interest rate of 7.80%. At December 31, 1996, the amount of retired bonds would permit the issuance of $718.2 million of new bonds.

    The Company's Indenture dated as of October 1, 1993 (the "1993 Indenture") is a second mortgage on the Company's electric properties. Generally, so long as the Company's 1939 Indenture remains in effect, first collateral trust bonds will be issued under the 1993 Indenture on the basis of the deposit with the trustee of an equal principal amount of first mortgage bonds issued under the 1939 Indenture. If the bonds issued under the 1939 Indenture are to be issued on the basis of property additions, first collateral trust bonds may be issued under the 1993 Indenture only if net earnings before depreciation, taxes on income, interest expenses and non-recurring charges for a recent twelve-month period are at least 2 times annual interest requirements on all first mortgage bonds (other than bonds held by the trustee under the 1993 Indenture) and all first collateral trust bonds to be outstanding. As of December 31, 1996, coverage under the net earnings test was 5.3 times such annual interest requirements.

COMPANY'S RESTATED ARTICLES OF INCORPORATION

    The Company's Restated Articles of Incorporation prohibit the issuance of additional preferred stock without preferred shareholder approval, unless the gross income available for the payment of interest charges for a recent twelve month period is at least 1.5 times the total of: 1) the annual interest requirements on all indebtedness to be outstanding for more than one year; and 2) the annual dividend requirements on all preferred stock to be outstanding. At December 31, 1996, gross income available under this requirement would permit the Company, if allowed under provisions of the Company's Restated Articles of Incorporation, to issue approximately $2.9 billion of additional preferred stock at an assumed annual dividend rate of 6.90%. Coverage of gross income to interest charges was 6.22 at December 31, 1996.

    The Company's Restated Articles of Incorporation prohibit, without preferred shareholder approval, the issuance or assumption of unsecured indebtedness, other than for refunding purposes, greater than 15% of the aggregate of: 1) the total principal amount of all bonds or other securities representing secured indebtedness of the Company, then outstanding; and 2) the total of the capital and surplus of the Company, as then recorded on its books. At December 31, 1996, the Company had outstanding unsecured indebtedness, including subsidiary indebtedness with the credit support of the Company, in the amount of $231.2 million. The maximum amount permitted under this limitation was approximately $425.4 million at December 31, 1996.

SHORT TERM BORROWING ARRANGEMENTS

    The Company and certain subsidiaries have available committed and uncommitted lines of credit to meet their short-term cash requirements. The Company, PSCCC, and certain subsidiaries have a credit facility with several banks which provides $300 million in committed bank lines of credit and is used primarily to support the issuance of commercial paper by the Company and PSCCC, and to provide for direct borrowings thereunder. Under the facility Cheyenne, 1480 Welton, Inc., Fuelco, e prime and PSRI are provided access to the credit facility with direct borrowings guaranteed by the Company. At December 31, 1996, $55.3 million remained unused under this facility. Generally, the banks participating in the credit facility would have no obligation to continue their commitments if there has been a material adverse change in the consolidated financial condition, operations, business or otherwise that would prevent the Company and its subsidiaries from performing their obligation under the credit facility. This facility expires on November 17, 2000. Also, the Company has individual arrangements for uncommitted bank lines of credit which totaled $75 million, and all remained unused at December 31, 1996. These individual arrangements expire on December 31, 1997. The Company may borrow under uncommitted preapproved lines of credit upon request; however, the banks have no firm commitment to make such loans (see Note 8. Bank Lines of Credit and Compensating Bank Balances in
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA).

    PSCCC may periodically issue medium-term notes (in addition to the short-term debt discussed above) to supplement the financing/purchase of the Company's customer accounts receivable and fossil fuel inventories. As of December 31, 1996, PSCCC had issued and had outstanding $100 million in medium-term notes. The level of financing of PSCCC is tied directly to daily changes in the level of the Company's outstanding customer accounts receivable and monthly changes in fossil fuel inventories, and will vary minimally from year to year although seasonal fluctuations in the level of assets will cause corresponding fluctuations in the level of associated financing.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            REPORT OF THE AUDIT COMMITTEE OF THE BOARD OF DIRECTORS

The Board of Directors of the Company addresses its oversight responsibility for the consolidated financial statements through its Audit Committee. The Audit Committee meets regularly with the independent certified public accountants and the internal auditor to discuss results of their audit work and their evaluation of the adequacy of the internal controls and the quality of financial reporting.

In fulfilling its responsibilities in 1996, the Audit Committee recommended to the Board of Directors, subject to shareholder approval, the selection of the Company's independent certified public accountants. The Audit Committee reviewed the overall scope and specific plans of the independent certified public accountants' and internal auditor's respective audit plans, and discussed the independent certified public accountants' management letter recommendations, approved their general audit fees, and reviewed their non-audit services to the Company.

The committee meetings are designed to facilitate open communications among Company management, internal auditing, independent certified public accountants, and the Audit Committee. To ensure auditor independence, both the independent certified public accountants and internal auditor have full and free access to the Audit Committee.



J. Michael Powers, Chairman
Audit Committee

February 24, 1997

                             REPORT OF MANAGEMENT

The accompanying financial statements of Public Service Company of Colorado and subsidiaries have been prepared by Company personnel in conformity with generally accepted accounting principles consistent with the Uniform System of Accounts of the Federal Energy Regulatory Commission. The integrity and objectivity of the data in these financial statements are the responsibility of management. Financial information contained elsewhere in this Annual Report on Form 10-K is consistent with that in the financial statements.

The accompanying financial statements have been audited by Arthur Andersen LLP, independent public accountants. Management has made available to Arthur Andersen LLP all the Company's and its subsidiaries' financial records and related data and has provided to them representations we believe to be valid and appropriate.

The Company maintains a system of internal control over financial reporting, including the safeguarding of assets against unauthorized acquisition, use or disposition, which is designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements and such asset safeguarding. The system includes a documented organizational structure and division of responsibility, established policies and procedures including a code of conduct to foster a strong ethical climate, which are communicated throughout the Company, and the careful selection, training and development of our people. Internal auditors monitor the operation of the internal control system and report findings and recommendations to management and the Audit Committee of the Board of Directors, and corrective actions are taken to address control deficiencies and other opportunities for improving the system as they are identified. The board, operating through its Audit Committee, which is composed entirely of directors who are not officers or employees of the Company, provides oversight to the financial reporting process.

There are inherent limitations in the effectiveness of any system of internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even an effective internal control system can provide only reasonable assurance with respect to financial statement preparation. Further, because of changes in conditions, internal control system effectiveness may vary over time.

The Company assessed its internal control system as of December 31, 1996 in relation to criteria for effective internal control over financial reporting described in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the results of its assessment, the Company believes that, as of December 31, 1996, the Company's system of internal control over external financial reporting, including the safeguarding of assets against unauthorized acquisition, use or disposition, met those criteria.



W. Wayne Brown                         Wayne H. Brunetti
Principal Accounting Officer           Chief Executive Officer

February 24, 1997

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

TO PUBLIC SERVICE COMPANY OF COLORADO

We have audited the accompanying consolidated balance sheets of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Colorado and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1996, in conformity with generally accepted accounting principles.

As more fully discussed in Note 11 to the consolidated financial statements, effective January 1, 1994, the Company changed its method of accounting for postemployment benefits.

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

We have also audited, in accordance with generally accepted auditing standards, the consolidated balance sheets as of December 31, 1994, 1993 and 1992 and the related consolidated statements of income, shareholders' equity and cash flows for each of the two years in the period ended December 31, 1993, (none of which are presented herein) and have expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the selected financial data for each of the five years in the period ended December 31, 1996 appearing in Item 6 of this Form 10-K, other than the ratios and percentages therein, is fairly stated, in all material respects, in relation to the financial statements from which it has been derived.



                                                             ARTHUR ANDERSEN LLP
Denver, Colorado
February 24, 1997

                       PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                            (THOUSANDS OF DOLLARS)
                          DECEMBER 31, 1996 AND 1995

                                    ASSETS


                                                                 1996           1995
                                                              ----------     ----------
Property, plant and equipment, at cost:
  Electric.................................................   $3,931,413     $3,751,321
  Gas......................................................    1,035,394        989,215
  Steam and other..........................................       78,225         88,446
  Common to all departments................................      418,262        380,809
  Construction in progress.................................      181,597        192,580
                                                              ----------     ----------
                                                               5,644,891      5,402,371
  Less: accumulated depreciation...........................    2,045,996      1,921,659
                                                              ----------     ----------
      Total property, plant and equipment..................    3,598,895      3,480,712
                                                              ----------     ----------



Investments, at cost, and receivables......................       46,550         21,776
                                                              ----------     ----------



Current assets:
  Cash and temporary cash investments......................        9,406         14,693
  Accounts receivable, less reserve for uncollectible
    accounts ($4,049 at December 31, 1996;
    $3,630 at December 31, 1995) (Schedule II).............      218,132        124,731
  Accrued unbilled revenues (Note 1).......................       85,894         96,989
  Recoverable purchased gas and electric energy costs -
    net (Note 1)...........................................       31,288              -
  Materials and supplies, at average cost..................       48,972         56,525
  Fuel inventory, at average cost..........................       24,739         35,654
  Gas in underground storage, at cost (LIFO)...............       42,826         44,900
  Current portion of accumulated deferred income taxes
    (Note 13)..............................................            -         19,229
  Regulatory assets recoverable within one year (Note 1)...       44,110         40,247
  Prepaid expenses and other...............................       41,790         35,619
                                                              ----------     ----------
      Total current assets.................................      547,157        468,587
                                                              ----------     ----------



Deferred charges:
  Regulatory assets (Note 1)...............................      304,456        321,797
  Unamortized debt expense.................................       10,975         10,460
  Other....................................................       64,615         48,457
                                                              ----------     ----------
      Total deferred charges...............................      380,046        380,714
                                                              ----------     ----------
                                                              $4,572,648     $4,351,789
                                                              ----------     ----------
                                                              ----------     ----------

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                             (THOUSANDS OF DOLLARS)
                          DECEMBER 31, 1996 AND 1995

                           CAPITAL AND LIABILITIES


                                                                 1996           1995
                                                              ----------     ----------
Common stock (Note 5)......................................   $1,048,447     $  997,106
Retained earnings..........................................      389,841        346,539
                                                              ----------     ----------
      Total common equity..................................    1,438,288      1,343,645

Preferred stock (Note 5):
  Not subject to mandatory redemption......................      140,008        140,008
  Subject to mandatory redemption at par...................       39,913         41,289
Long-term debt (Note 6)....................................    1,259,528      1,195,553
                                                              ----------     ----------
                                                               2,877,737      2,720,495
                                                              ----------     ----------

Noncurrent liabilities:
  Employees' postretirement benefits other
    than pensions (Note 11)................................       55,677         49,198
  Employees' postemployment benefits (Note 11).............       25,182         23,500
  Defueling and decommissioning liability (Note 2).........            -         23,115
                                                              ----------     ----------
      Total noncurrent liabilities.........................       80,859         95,813
                                                              ----------     ----------

Current liabilities:
  Notes payable and commercial paper (Note 7)..............      244,725        288,050
  Long-term debt due within one year.......................      155,030         82,836
  Preferred stock subject to mandatory redemption
    within one year (Note 5)...............................        2,576          2,576
  Accounts payable.........................................      254,256        156,109
  Dividends payable........................................       36,973         35,284
  Recovered purchased gas and electric energy costs -
    net (Note 1)...........................................            -          9,508
  Customers' deposits......................................       21,441         17,462
  Accrued taxes............................................       58,990         55,393
  Accrued interest.........................................       33,797         32,071
  Current portion of defueling and decommissioning
    liability (Note 2).....................................        8,665         24,055
  Current portion of accumulated deferred income taxes
    (Note 13)..............................................        4,560              -
  Other....................................................       69,203         78,451
                                                              ----------     ----------
      Total current liabilities............................      890,216        781,795
                                                              ----------     ----------

Deferred credits:
  Customers' advances for construction.....................       50,269         99,519
  Unamortized investment tax credits.......................      105,928        113,184
  Accumulated deferred income taxes (Note 13)..............      539,082        508,143
  Other....................................................       28,557         32,840
                                                              ----------     ----------
      Total deferred credits...............................      723,836        753,686

                                                              ----------     ----------
Commitments and contingencies (Note 9).....................   $4,572,648     $4,351,789
                                                              ----------     ----------
                                                              ----------     ----------

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF INCOME
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                          1996         1995         1994
                                                       ----------   ----------   ----------
Operating revenues:
  Electric..........................................   $1,488,990   $1,449,096   $1,399,836
  Gas...............................................      640,497      624,585      624,922
  Other.............................................       41,899       36,920       32,626
                                                       ----------   ----------   ----------
                                                        2,171,386    2,110,601    2,057,384

Operating expenses:
  Fuel used in generation...........................      195,442      181,995      198,118
  Purchased power...................................      490,428      481,958      437,087
  Gas purchased for resale..........................      393,163      392,680      397,877
  Other operating expenses..........................      336,100      346,026      369,094
  Maintenance.......................................       63,908       64,069       67,097
  Defueling and decommissioning (Note 2)............            -            -       43,376
  Depreciation and amortization.....................      154,631      141,380      139,035
  Taxes (other than income taxes)...................       82,899       81,319       86,408
  Income taxes (Note 13)............................       96,331       95,357       48,500
                                                       ----------   ----------   ----------
                                                        1,812,902    1,784,784    1,786,592
                                                       ----------   ----------   ----------
Operating income....................................      358,484      325,817      270,792
Other income and deductions:
  Allowance for equity funds used during
    construction....................................          757        3,782        3,140
  Gain on sale of WestGas Gathering, Inc.
    (Note 4)........................................            -            -       34,485
  Miscellaneous income and deductions - net
    (Notes 1 and 3).................................      (19,015)      (6,837)      (6,014)
                                                       ----------   ----------   ----------
                                                          (18,258)      (3,055)      31,611

Interest charges:
  Interest on long-term debt........................       92,205       85,832       89,005
  Amortization of debt discount and expense
    less premium....................................        3,621        3,278        3,126
  Other interest....................................       57,398       58,109       44,021
  Allowance for borrowed funds used during
    construction....................................       (3,344)      (3,313)      (4,018)
                                                       ----------   ----------   ----------
                                                          149,880      143,906      132,134
                                                       ----------   ----------   ----------
Net income..........................................      190,346      178,856      170,269
Dividend requirements on preferred stock............       11,848       11,963       12,014
                                                       ----------   ----------   ----------
Earnings available for common stock.................   $  178,498   $  166,893   $  158,255
                                                       ----------   ----------   ----------
                                                       ----------   ----------   ----------
Shares of common stock outstanding (thousands):
     Year-end.......................................       64,819       63,358       62,155
                                                       ----------   ----------   ----------
                                                       ----------   ----------   ----------

     Weighted average...............................       64,187       62,932       61,547
                                                       ----------   ----------   ----------
                                                       ----------   ----------   ----------

Earnings per weighted average share of
  common stock outstanding..........................   $     2.78   $     2.65   $     2.57
                                                       ----------   ----------   ----------
                                                       ----------   ----------   ----------

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                (THOUSANDS OF DOLLARS, EXCEPT SHARE INFORMATION)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                       COMMON STOCK, $5 PAR VALUE
                                       --------------------------   PREMIUM ON     RETAINED
                                           SHARES        AMOUNT    COMMON STOCK    EARNINGS        TOTAL
                                         ----------     ---------    --------     ---------     ----------
Balance at December 31, 1993..........   60,457,375     $302,287     $608,561     $ 273,335     $1,184,183
Net income............................            -            -            -       170,269        170,269
Dividends declared
  Common stock, $2.00 per share.......            -            -            -      (123,379)      (123,379)
  Preferred stock, $100 par value.....            -            -            -        (9,071)        (9,071)
  Preferred stock, $25 par value......            -            -            -        (2,940)        (2,940)
Issuance of common stock
  Employees' Savings Plan.............      334,223        1,671        8,439             -         10,110
  Dividend Reinvestment Plan..........    1,355,104        6,775       31,308             -         38,083
  Omnibus Incentive Plan..............        7,892           39          188             -            227
                                         ----------     --------     --------     ---------     ----------

Balance at December 31, 1994..........   62,154,594      310,772      648,496       308,214      1,267,482
Net income............................            -            -            -       178,856        178,856
Dividends declared
  Common stock, $2.04 per share.......            -            -            -      (128,587)      (128,587)
  Preferred stock, $100 par value.....            -            -            -        (9,004)        (9,004)
  Preferred stock, $25 par value......            -            -            -        (2,940)        (2,940)
Issuance of common stock
  Employees' Savings Plan.............      310,546        1,553        8,152             -          9,705
  Dividend Reinvestment Plan..........      889,331        4,447       23,575             -         28,022
  Omnibus Incentive Plan..............        3,657           19           92             -            111
                                         ----------     --------     --------     ---------     ----------

Balance at December 31, 1995..........   63,358,128      316,791      680,315       346,539      1,343,645
Net income............................            -            -            -       190,346        190,346
Dividends declared
  Common stock, $2.10 per share.......            -            -            -      (135,111)      (135,111)
  Preferred stock, $100 par value.....            -            -            -        (8,889)        (8,889)
  Preferred stock, $25 par value......            -            -            -        (2,940)        (2,940)
Issuance of common stock
  Employees' Savings Plan.............      274,934        1,374        8,420             -          9,794
  Dividend Reinvestment Plan..........      809,603        4,048       24,580             -         28,628
  Omnibus Incentive Plan..............       58,346          292        1,427             -          1,719
  Acquisitions (Note 4)...............      317,748        1,589        9,611             -         11,200
Capital Stock Expense.................            -            -            -          (104)          (104)
                                         ----------     --------     --------     ---------     ----------

Balance at December 31, 1996..........   64,818,759     $324,094     $724,353     $ 389,841     $1,438,288
                                         ----------     --------     --------     ---------     ----------
                                         ----------     --------     --------     ---------     ----------

Authorized shares of common stock were 160 million at December 31, 1996, 1995 and 1994.

          The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (THOUSANDS OF DOLLARS)
                  YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                1996          1995          1994
                                                             ---------     ---------     ---------
Operating activities:
  Net income..............................................   $ 190,346     $ 178,856     $ 170,269
  Adjustments to reconcile net income to net
    cash provided by operating activities (Note 1):
      Depreciation and amortization.......................     159,400       145,370       142,843
      Defueling and decommissioning expenses..............           -             -        43,376
      Gain on sale of WestGas Gathering, Inc..............           -             -       (34,485)
      Amortization of investment tax credits..............      (7,256)       (5,348)       (5,799)
      Deferred income taxes...............................      60,899        39,170        34,234
      Allowance for equity funds used during
        construction......................................        (757)       (3,782)       (3,140)
      Change in accounts receivable.......................     (88,680)       38,734       (16,281)
      Change in inventories...............................      20,542         4,246        10,007
      Change in other current assets......................     (31,169)        7,618        (1,695)
      Change in accounts payable..........................      88,473       (20,922)      (35,364)
      Change in other current liabilities.................     (36,615)       24,230       (39,730)
      Change in deferred amounts..........................     (19,550)      (20,385)      (33,920)
      Change in noncurrent liabilities....................      (9,779)       (5,367)       15,321
      Other...............................................       1,760         3,279            92
                                                             ---------     ---------     ---------
          Net cash provided by operating activities.......     327,614       385,699       245,728

Investing activities:
  Construction expenditures...............................    (321,162)     (285,516)     (317,138)
  Allowance for equity funds used during construction.....         757         3,782         3,140
  Proceeds from sale of WestGas Gathering, Inc............           -             -        87,000
  Proceeds from disposition of property, plant and
    equipment.............................................      20,454         2,470        49,438
  Payment for purchase of companies, net of cash
    acquired (Note 4).....................................       3,649             -             -
  Purchase of other investments...........................     (11,485)      (10,249)         (955)
  Sale of other investments...............................         664         4,898         1,148
                                                             ---------     ---------     ---------
          Net cash used in investing activities...........    (307,123)     (284,615)     (177,367)

Financing activities:
  Proceeds from sale of common stock (Note 1).............      30,115        28,030        38,086
  Proceeds from sale of long-term notes and bonds
    (Note 1)..............................................     217,415       101,860       250,068
  Redemption of long-term notes and bonds.................     (83,356)      (44,713)     (281,835)
  Short-term borrowings - net.............................     (43,325)      (36,750)       47,925
  Redemption of preferred stock...........................      (1,376)       (1,376)         (213)
  Dividends on common stock...............................    (133,394)     (127,352)     (122,531)
  Dividends on preferred stock............................     (11,857)      (11,973)      (12,016)
                                                             ---------     ---------     ---------
          Net cash used in financing activities...........     (25,778)      (92,274)      (80,516)
                                                             ---------     ---------     ---------
          Net increase (decrease) in cash and temporary
            cash investments..............................      (5,287)        8,810       (12,155)
          Cash and temporary cash investments at
            beginning of year.............................      14,693         5,883        18,038
                                                             ---------     ---------     ---------
          Cash and temporary cash investments at end
            of year.......................................   $   9,406     $  14,693     $   5,883
                                                             ---------     ---------     ---------
                                                             ---------     ---------     ---------

         The accompanying notes to consolidated financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 1996


1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BUSINESS, UTILITY  OPERATIONS AND REGULATION

    The Company is an operating public utility engaged, together with its utility subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of the CPUC with respect to its retail electric and gas operations and the FERC with respect to its wholesale electric operations and accounting policies and practices. Over 90% of the Company's electric and gas revenues are subject to CPUC jurisdiction. Cheyenne is subject to the jurisdiction of the WPSC. WGI and TOP are subject to the jurisdiction of the FERC. The gas marketing, power brokering and other operations of e prime and TOG are not regulated.


    REGULATORY ASSETS AND LIABILITIES

    The Company and its regulated subsidiaries prepare their financial statements in accordance with the provisions of SFAS 71, as amended. SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. On January 1, 1996, the Company adopted SFAS 121 which imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flow. The following regulatory assets are reflected in the Company's consolidated balance sheets:

                                                                          RECOVERY
                                                    1996       1995        THROUGH
                                                  --------   --------   ------------
                                                 (THOUSANDS OF DOLLARS)
Nuclear decommissioning costs (Note 2).........   $ 89,731   $ 97,801       2005
Income taxes (Note 13).........................     98,355    110,617       2006
Employees' postretirement benefits
  other than pensions (Note 11)................     54,449     47,600       2013
Early retirement costs (Note 11)...............     15,505     24,366       1998
Employees' postemployment benefits (Note 11)...     24,797     23,500   Undetermined
Demand-side management costs...................     41,462     30,188       2002
Unamortized debt reacquisition costs...........     19,914     21,940       2024
Other..........................................      4,353      6,032       1999
                                                  --------   --------
  Total........................................    348,566    362,044
Classified as current..........................     44,110     40,247
                                                  --------   --------
Classified as noncurrent.......................   $304,456   $321,797
                                                  --------   --------
                                                  --------   --------

    Certain costs associated with the Company's DSM programs are deferred and recovered, along with the associated return, in rates over five to seven year periods through the DSMCA. Non-labor incremental expenses, carrying costs associated with deferred DSM costs and incentives associated with approved DSM programs are recovered on an annual basis. Costs incurred to reacquire debt prior to scheduled maturity dates are deferred and amortized over the life of the debt issued to finance the reacquisition or as approved by the applicable regulatory authority.

    The regulatory assets of the Company and its regulated subsidiaries as of December 31, 1996, are reflected in rates charged to customers over the recovery periods noted above. The Company believes it will continue to be subject to rate regulation. In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS 71 as a result of a change in regulation or the effects of competition, the Company could be required to write-off related regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value.

    On January 27, 1997, the CPUC issued its order on the Company's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs on an accrual basis under SFAS 112 and denied amortization of the approximately $8.7 million regulatory asset recognized upon the adoption of SFAS 112 (see
Note 11. Employee Benefits - Postemployment Benefits). The Company is appealing the decision related to this issue and addressing the impact of this decision on the future recovery of the electric jurisdictional portion of postemployment benefit costs totaling approximately $13.8 million. The Company believes that it will be successful on appeal and that the associated regulatory asset is realizable. If the appeal is unsuccessful, these amounts will be written off.


    RECOVERED/RECOVERABLE PURCHASED GAS AND ELECTRIC ENERGY COSTS - NET

    The Company's and Cheyenne's tariffs contain clauses which allow recovery of certain purchased gas and electric energy costs in excess of the level of such costs included in base rates. Currently, these cost adjustment tariffs are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. The cumulative effects are recognized as a current asset or liability until adjusted by refunds or collections through future billings to customers. The CPUC's order related to the Company's merger rate filing modified and replaced the Company's ECA with an ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders (see Note 9. Commitments and Contingencies - Regulatory Matters).


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


    NON-UTILITY SUBSIDIARIES

    The Company's net investment in its non-utility subsidiaries approximated 4.5% of common equity at December 31, 1996. The subsidiaries are principally involved in non-regulated energy services, the management of real estate and certain life insurance policies and the financing of certain current assets of the Company.


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

    INCOME TAXES AND INTEREST (EXCLUDING AMOUNTS CAPITALIZED) PAID:

                                       1996       1995       1994
                                     --------   --------   --------
                                         (THOUSANDS OF DOLLARS)

Income taxes......................   $ 66,871   $ 58,662   $ 41,763
Interest..........................   $144,533   $140,823   $126,250


    NON-CASH TRANSACTIONS:

    Shares of common stock (274,934 in 1996, 310,546 in 1995 and 334,223 in
1994), valued at the market price on date of issuance (approximately $10 million for each year), were issued to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. The estimated issuance values were recognized in other operating expenses during the respective preceding years. Shares of common stock (6,673 in 1996, 3,390 in 1995 and 7,892 in 1994), valued at the market price on the date of issuance ($0.2 million in 1996, $0.1 million in 1995 and $0.2 million in 1994), were issued to certain executives pursuant to the applicable provisions of the executive compensation plans.

    During 1996, the Company exchanged 317,748 shares of its common stock valued at approximately $11.2 million in connection with the acquisition of TOG. During 1994, the Company sold all of its outstanding common stock of WGG (see Note 4. Acquisition and Divestiture of Investments). Cash flows from operating activities reflect the changes in assets and liabilities, net of the effects from these acquisitions and divestiture.

    The stock issuances referenced above were non-cash financing activities and are not reflected in the consolidated statements of cash flows.

    A $40.5 million capital lease obligation was recognized in 1995 in connection with a 30-year gas storage facility agreement. Additionally, other capital lease obligations totaling approximately $0.1 million were recognized in 1995. A $16.8 million capital lease obligation was incurred for computer equipment in 1994.


PROPERTY, DEPRECIATION AND AMORTIZATION

    Replacements and betterments representing units of property are capitalized. Maintenance and repairs of property and replacements of items of property determined to be less than a unit of property are charged to operations as maintenance. The cost of units of property retired, together with cost or removal, less salvage, is charged against accumulated depreciation.

    Provisions for depreciation of property, plant and equipment for financial accounting purposes are based on straight-line composite rates applied to the various classes of depreciable property. Depreciation rates include provisions for disposal and removal costs of property, plant and equipment. Depreciation expense, expressed as a percentage of average depreciable property, approximated 2.7% for the year ended December 31, 1996 and 2.6%
for the years ended December 31, 1995 and 1994. For income tax purposes, the Company and its subsidiaries use accelerated depreciation and other elections provided by the tax laws. Intangible assets are amortized on a straight line basis over their estimated useful lives.

ALLOWANCE FOR FUNDS USED DURING CONSTRUCTION

    AFDC, as defined in the system of accounts prescribed by the FERC and the CPUC, represents the net cost during the period of construction of borrowed funds used for construction purposes, and a reasonable rate on funds derived from other sources. AFDC does not represent current cash earnings. The Company capitalizes AFDC as a part of the cost of utility plant. The AFDC rates or ranges of rates used during 1996, 1995 and 1994 were 5.67%-6.78%, 7.97% and 6.81%-8.75%, respectively.


MISCELLANEOUS INCOME AND DEDUCTIONS - NET

    Miscellaneous income and deductions - net includes items which are non-operating in nature or, in general, are not considered in the ratemaking process. Such items include, among other things, merger related costs, contributions, gains and losses on the sale of property and certain litigation, severance and environmental costs. Individually, these amounts did not have a material impact on the Company's results of operations.


INCOME TAXES

    The Company and its subsidiaries file consolidated Federal and state income tax returns. Income taxes are allocated to the subsidiaries based on separate company computations of taxable income or loss. Investment tax credits have been deferred and are being amortized over the service lives of the related property. Deferred taxes are provided on temporary differences between the financial accounting and tax bases of assets and liabilities using the tax rates which are in effect at the balance sheet date (see Note
13.  Income Taxes).


STOCK-BASED COMPENSATION

    As allowed by SFAS 123, the Company uses the intrinsic value based method of accounting prescribed by APB Opinion No. 25, in accounting for its stock-based compensation plan (see Note 11. Employee Benefits - Incentive Compensation).


GAS IN UNDERGROUND STORAGE

    Gas in underground storage is accounted for under the last-in, first-out
(LIFO) cost method. The estimated replacement cost of gas in underground storage at December 31, 1996 and 1995 exceeded the LIFO cost by approximately $52.2 million and $5.3 million, respectively.


CASH SURRENDER VALUE OF LIFE INSURANCE POLICIES

    The following amounts related to COLI contracts, issued by one major insurance company, are recorded as a component of Investments, at cost and receivables, on the consolidated balance sheets:

                                                     1996       1995
                                                   --------   --------
                                                  (THOUSANDS OF DOLLARS)

Cash surrender value of contracts...............   $359,136   $311,097
Borrowings against contracts....................    356,421    308,833
                                                   --------   --------
  Net investment in life insurance contracts....   $  2,715   $  2,264
                                                   --------   --------
                                                   --------   --------

2. FORT ST. VRAIN

OVERVIEW

    In 1989, the Company announced its decision to end nuclear operations at Fort St. Vrain and to proceed with the defueling and decommissioning of the reactor. While the defueling of the reactor to the ISFSI was completed in June 1992, several issues related to the ultimate storage/disposal of Fort St. Vrain's spent nuclear fuel remained unresolved. During 1994, the Company recognized additional expenses aggregating approximately $43.4 million for increased costs associated with defueling and decommissioning and the impairment of certain property and inventory. The additional expense was primarily associated with radiation levels in the reactor core being higher than originally anticipated and increased uncertainty related to spent fuel issues. In 1996, the Company and the DOE entered into a contract resolving all the defueling issues. Additionally, in early 1996, the Company announced that the physical decommissioning work at the facility was completed. NRC site release activities are continuing. The Company requested the NRC to terminate the Part 50 license and it is anticipated that the license will be terminated by mid-1997.

    Fort St. Vrain is being repowered as a gas fired combined cycle steam plant consisting of two combustion turbines and two heat recovery steam generators totaling 471 Mw. The CPCN, which was received in July 1994, provides for the repowering of Fort St. Vrain in a phased approach as follows: Phase 1A - 130 Mw, commercial operations commenced on May 1, 1996, Phase 1B - 102 Mw, currently under construction with a 1998 expected in service date and Phase 2 - 239 Mw in 2000. The phased repowering allows the Company flexibility in timing the addition of this generation supply to meet future load growth.


DEFUELING

    On February 9, 1996, the Company and the DOE entered into an agreement relating to the disposal of Fort St. Vrain's spent nuclear fuel. As part of this agreement, the Company has agreed to the following: 1) the DOE assumed title to the fuel currently stored in the ISFSI, 2) the DOE will assume title to the ISFSI and will be responsible for the future defueling and decommissioning of the facility, 3) the DOE agreed to pay the Company $16 million for the settlement of claims associated with the ISFSI, 4) ISFSI operating and maintenance costs, including licensing fees and other regulatory costs, will be the responsibility of the DOE, and 5) the Company provided to the DOE a full and complete release of claims against the DOE resolving all contractual disputes related to storage/disposal of Fort St. Vrain spent nuclear fuel. On December 17, 1996, the DOE submitted a request to the NRC to transfer the title of the ISFSI. This request is being reviewed by the NRC and the Company anticipates approval in mid-1997.

    As a result of the DOE settlement, coupled with a complete review of expected remaining decommissioning costs and establishment of the anticipated refund to customers, pre-tax earnings for 1996 were positively impacted by approximately $16 million. In accordance with the 1991 CPUC approval to recover certain decommissioning costs, 50% of any cash amounts received from the DOE as part of a settlement, net of costs incurred by the Company, including legal fees, is to be refunded or credited to customers. While the amount to be refunded to customers has not yet been finally determined, the Company established an $8 million liability for such refunds.


DECOMMISSIONING

    Following the 1991 CPUC approval, effective July 1, 1993 the Company began collecting from customers decommissioning costs expected to total approximately $124.4 million (plus a 9% carrying cost). Such amount, which is being collected over a twelve year period, represented the inflation-adjusted estimated remaining cost of decommissioning activities not previously recognized as expense at the time of CPUC approval. At December 31, 1996, approximately $89.7 million of such amount remains to be collected from customers and, therefore, is reflected as a regulatory asset on the consolidated balance sheet. The amount recovered from customers each year is approximately $13.9 million.

    On March 22, 1996, the Company and the decommissioning contractors announced that the physical decommissioning activities at the facility have been completed. Additionally, the final site survey was completed in late October 1996 with only the NRC site release remaining to be obtained. At December 31, 1996, a remaining $8.7 million defueling and decommissioning liability was reflected on the consolidated balance sheet. The Company believes this remaining decommissioning liability is adequate to complete all final decommissioning activities.

    Under NRC regulations, the Company is required to make filings with, and obtain the approval of, the NRC regarding certain aspects of the Company's decommissioning proposals, including funding. On January 27, 1992, the NRC accepted the Company's funding aspects of the decommissioning plan, which for several years included obtaining an unsecured irrevocable letter of credit. In December 1996, the Company placed $8.5 million in a trust to satisfy the remaining funding requirements. These funds are restricted for decommissioning expenditures and any unspent funds will remain in this trust until the NRC releases the Company from further obligation, which is anticipated to occur by mid-1997.


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


3.  MERGER

    On August 22, 1995, the Company, SPS, a New Mexico corporation, and NCE, a newly formed Delaware corporation, entered into a Merger Agreement providing for a business combination as peer firms involving the Company and SPS in a "merger of equals" transaction. Based on outstanding common stock of the Company and SPS at December 31, 1996, the Merger would result in the common shareholders of the Company owning 63% of the common equity of NCE and the common shareholders of SPS owning 37% of the common equity of NCE. In January 1996, NCE filed its application with the SEC to be a registered public utility holding company and the parent company for the Company and SPS.

    The shareholders of the Company and SPS approved the Merger Agreement on January 31, 1996. The Merger is subject to customary closing conditions, including the receipt of all necessary governmental approvals and the making of all necessary governmental filings, including approvals and findings of state utility regulators in Colorado, Texas, New Mexico, Wyoming and Kansas as well as the approval of the FERC, the NRC, the SEC, the Federal Trade Commission and the U.S. Department of Justice in addition to the expiration or termination of the applicable waiting periods under the Hart-Scott-Rodino Antitrust Improvements Act of 1976 ("HSR"), as amended. The required authorizations from the CPUC, the Public Utility Commission of Texas, the WPSC, the New Mexico Public Utility Commission, the Kansas Corporation Commission, the NRC and the U.S. Department of Justice have been obtained. The waiting period under the HSR Act has expired. Related to FERC approval, a non-unanimous settlement agreement has been reached and hearings were held in late September 1996. On January 23, 1997, the sole party opposing the settlement filed a notice with the FERC withdrawing all of its pleadings.
The Company has requested that the FERC give the matter expedited consideration. A final FERC order is expected in March 1997. The Company expects that the SEC will make its ruling on the Merger within 30-60 days following the FERC decision. While timing of the effective date of the Merger is primarily dependent on the regulatory process, it is currently expected that the Merger will be completed in the second quarter of 1997.

    A transition management team, consisting of executives from each company, is working toward the common goal of creating one company with integrated operations to achieve a more efficient and economic utilization of facilities and resources. It is management's intention that NCE begin realizing certain savings upon the consummation of the Merger and, accordingly, costs associated with the Merger and the transition planning and implementation are expected to negatively impact earnings during 1997. The Company recognized costs associated with the Merger of approximately $7.2 million in 1996 and $4.1 million in 1995. The Merger is expected to qualify as a tax-free reorganization and as a pooling of interests for accounting purposes.

    The Company recognizes that the divestiture of its existing gas business or certain non-utility ventures is a possibility under the new registered holding company structure proposed as part of the merger with SPS. The Company is seeking approval from the SEC to maintain these businesses and currently does not anticipate that divestiture will be required. If divestiture is ultimately required, the SEC has historically allowed companies sufficient time to accomplish divestitures in a manner that protects shareholder value.


4.  ACQUISITION AND DIVESTITURE OF INVESTMENTS

PROPOSED ACQUISITION OF YORKSHIRE ELECTRICITY

    On February 24, 1997, the Company and AEP jointly announced that they have reached agreement with the board of directors of Yorkshire Electricity, a UK regional electricity company, on the terms of a recommended cash tender offer for all of the outstanding and to be issued ordinary shares of Yorkshire Electricity. The Company and AEP, through a joint venture named Yorkshire Holdings, are offering the equivalent of US $15.02 (9.27 pounds) per ordinary share, for a total purchase price of approximately US $2.4 billion (1.5 billion pounds). The board of directors of the Company and AEP have approved the transaction. The board of directors of Yorkshire Electricity has agreed to recommend the offer to Yorkshire Electricity's shareholders. The offer will be made through Yorkshire Holdings, a wholly-owned subsidiary of Yorkshire Power, a newly formed UK corporation owned equally by the Company and AEP.

    Consummation of the Proposed Acquisition is subject to customary conditions in the UK, including regulatory clearance and acceptance of the offer by holders of at least 90% of the outstanding shares of Yorkshire Electricity. Yorkshire Holdings may waive the latter condition when it has received acceptances of its offer and has otherwise acquired shares which in total represent more than 50% of the outstanding shares of Yorkshire Electricity. The Company cannot predict at this time whether or not these conditions will be met or waived.

    If the Proposed Acquisition is completed, the Company would have an indirect 50% ownership interest in Yorkshire Electricity, which would be accounted for using the equity method of accounting.

ACQUISITION OF TEXAS-OHIO GAS, INC. AND TEXAS-OHIO PIPELINE, INC.

    Effective September 1, 1996, the Company and e prime, a wholly-owned subsidiary, acquired all of the outstanding stock of TOG and TOP in exchange for a combination of common stock of the Company and cash. Such acquisitions were accounted for using the purchase method and the acquired assets and liabilities have been valued at their estimated fair market values as of the date of acquisition. These companies are primarily engaged in gas brokering and marketing activities and are subsidiaries of e prime.

DIVESTITURE OF FUEL RESOURCES DEVELOPMENT CO.

    Since 1993, the Company has been pursuing the divestiture of all properties owned by Fuelco, a wholly-owned subsidiary which was primarily involved in the exploration and production of oil and natural gas. The Company recognized the estimated effects of the divestiture in the fourth quarter of 1993 and sold the remaining properties in 1994 and 1996 at approximately net book value.


WESTGAS TRANSCOLORADO, INC.

    In September 1995, WGT sold its one-third interest in the TransColorado Gas Transmission Company for $3.8 million, which approximated net book value.


ACQUISITION OF YOUNG GAS STORAGE COMPANY

    On June 25, 1995, the Company acquired all of the outstanding stock of YGSC for $6.3 million. The acquisition was accounted for using the purchase method. On February 1, 1996, the Company contributed the common stock of YGSC to e prime. YGSC owns a 47.5% general partnership interest in Young Storage, which owns and operates an underground facility in northeastern Colorado.


SALE OF  WESTGAS GATHERING, INC.

    In August 1994, the Company sold all of its outstanding common stock of WGG, its wholly-owned subsidiary, and certain related operating assets of the Company which were used by WGG for approximately $87 million, subject to certain final closing adjustments. The Company recognized a pre-tax gain of approximately $34.5 million ($19.5 million after-tax or approximately 31 cents per share). In the first quarter of 1995, the Company recognized $2.1 million of this gain as an amount to be refunded to customers in accordance with a March 30, 1995 settlement with the OCC. The refund was completed in late 1995.

5.  CAPITAL STOCK

COMMON STOCK

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


PREFERRED STOCK

                                                            1996                     1995
                                                   -----------------------  ------------------------
                                                     SHARES       AMOUNT      SHARES        AMOUNT
                                                   ---------   -----------  ---------    -----------
                                                               (THOUSANDS                (THOUSANDS
                                                               OF DOLLARS)               OF DOLLARS)
Cumulative preferred stock, $100 par value:
  Authorized....................................   3,000,000                3,000,000
                                                   ---------                ---------
                                                   ---------                ---------
  Issued and outstanding:
    Not subject to mandatory redemption:
      4.20% series..............................     100,000    $ 10,000      100,000     $ 10,000
      4 1/4% series (includes $7,500 premium)...     175,000      17,508      175,000       17,508
      4 1/2% series.............................      65,000       6,500       65,000        6,500
      4.64% series..............................     160,000      16,000      160,000       16,000
      4.90% series..............................     150,000      15,000      150,000       15,000
      4.90% 2nd series..........................     150,000      15,000      150,000       15,000
      7.15% series..............................     250,000      25,000      250,000       25,000
                                                   ---------    --------    ---------     --------
        Total...................................   1,050,000    $105,008    1,050,000     $105,008
                                                   ---------    --------    ---------     --------
                                                   ---------    --------    ---------     --------

    Subject to mandatory redemption:
      7.50% series..............................     216,000    $ 21,600      216,000     $ 21,600
      8.40% series..............................     208,892      20,889      222,652       22,265
                                                   ---------    --------    ---------     --------
                                                     424,892      42,489      438,652       43,865
    Less: Preferred stock subject to mandatory
      redemption within one year................     (25,760)     (2,576)     (25,760)      (2,576)
                                                   ---------    --------    ---------     --------
        Total...................................     399,132    $ 39,913      412,892     $ 41,289

Cumulative preferred stock, $25 par value:
  Authorized....................................   4,000,000                4,000,000
                                                   ---------                ---------
                                                   ---------                ---------

  Issued and outstanding:
    Not subject to mandatory redemption:
      8.40% series..............................   1,400,000    $ 35,000    1,400,000     $ 35,000
                                                   ---------    --------    ---------     --------
                                                   ---------    --------    ---------     --------

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

    CUMULATIVE PREFERRED STOCK, SUBJECT TO MANDATORY REDEMPTION:

    7.50% series: $101.75 per share on or prior to August 31, 1997, reducing each year thereafter by $0.25 per share until August 31, 2003, after which the redemption price is $100 per share; 8.40% series: $102 per share on or prior to July 31, 1997, and reducing each year thereafter by $0.25 per share until July 31, 2004, after which the redemption price is $100 per share.

    In 1997 and in each year thereafter, the Company must offer to repurchase 12,000 shares of the 7.50% series subject to mandatory redemption at $100 per share, plus accrued dividends to the date set for repurchase, and 13,760 shares of the 8.40% series subject to mandatory redemption at $100 per share, plus accrued dividends to the date set for repurchase. Consequently, this preferred stock to be redeemed is classified as preferred stock subject to mandatory redemption within one year in the December 31, 1996 consolidated balance sheet. In 1996 and 1995, the Company repurchased 13,760 shares of the 8.40% cumulative preferred series subject to mandatory redemption. In 1994, the Company repurchased 2,133 shares of the 8.40% cumulative preferred series subject to mandatory redemption. No other changes in preferred stock occurred in the three years ended December 31, 1996.

6. LONG-TERM DEBT

                                                                     1996           1995
                                                                  ----------     ----------
                                                                    (THOUSANDS OF DOLLARS)
Public Service Company of Colorado:
  First Collateral Trust Bonds:
    6% series, due January 1, 2001.............................   $  102,667     $  102,667
    6 3/8% series, due November 1, 2005........................      134,500        134,500
    7 1/8% series, due June 1, 2006............................      125,000              -
    7 1/4% series, due January 1, 2024.........................      110,000        110,000
  First Mortgage Bonds:
    5 7/8%  - 6 3/4% series, due May 1, 1996 -
      July 1, 1998.............................................       60,000         95,000
    8 1/8% series, due March 1, 2004...........................      100,000        100,000
    8 3/4% - 9 7/8% series, due July 1, 2020 -
      March 1, 2022............................................      225,000        225,000
    Pollution Control Series A, 5 7/8%, due March 1, 2004......       22,500         23,000
    Pollution Control Series F, 7 3/8%, due November 1, 2009...       27,250         27,250
    Pollution Control Series G, 5 5/8% - 5 7/8%,
      due April 1, 2008 - April 1, 2014........................       79,500         79,500
    Pollution Control Series H, 5 1/2%, due June 1, 2012.......       50,000         50,000
  Secured Medium-Term Notes, Series A:
        6.05% - 9.25%, due Jan 15, 1996 - November 25, 2003....      183,500        151,500
  Unamortized premium..........................................           13             24
  Unamortized discount.........................................       (5,032)        (4,568)
  Capital lease obligations, 6.68-14.65%, due in
    installments through May 31, 2025..........................       49,070         53,567
                                                                  ----------     ----------
                                                                   1,263,968      1,147,440

Cheyenne Light, Fuel and Power Company:
  First Mortgage Bonds:
    7 7/8% series, due April 1, 2003...........................        4,000          4,000
    7.50% series, due January 1, 2024..........................        8,000          8,000
    Industrial Development Revenue Bonds, 7.25%,
      due September 1, 2021....................................        7,000          7,000

PS Colorado Credit Corporation, Inc.:
  Unsecured Medium-Term Notes, Series A:
    5.75% - 6.03%, due November 24, 1997 -
      December 1, 1998.........................................      100,000         80,000

1480 Welton, Inc.:
  13.25% secured promissory note, due in
    installments through October 1, 2016.......................       31,506         31,814

Natural Fuels Corporation:
  Capital lease obligations, 4.21-11.11%, due in
    installments through November 5, 2000......................           84            135
                                                                  ----------     ----------
                                                                   1,414,558      1,278,389
Less: maturities due within one year...........................      155,030         82,836
                                                                  ----------     ----------
                                                                  $1,259,528     $1,195,553
                                                                  ----------     ----------
                                                                  ----------     ----------

    Substantially all properties of the Company and its subsidiaries, other than expressly excepted property, are subject to the liens securing the Company's First Mortgage Bonds or the mortgage bonds and notes of subsidiaries. Additionally, there is a second lien on the electric property securing the Company's First Collateral Trust Bonds. The Company's First Collateral Trust Bonds are additionally secured by an equal amount of First Mortgage Bonds which bear no interest.

    The aggregate annual maturities and sinking fund requirements during the five years subsequent to December 31, 1996 are (in thousands of dollars):

    YEAR     MATURITIES     SINKING FUND REQUIREMENTS      TOTAL
    1997      $155,030                $810                $155,840
    1998        76,499                 560                  77,059
    1999        44,196                 560                  44,756
    2000        31,656                 560                  32,216
    2001         8,302                 560                   8,862

    The Company and Cheyenne expect to satisfy substantially all of their sinking fund obligations through the application of property additions.


7.  NOTES PAYABLE AND COMMERCIAL PAPER

    Information regarding notes payable and commercial paper for the years ended December 31, 1996 and 1995 is as follows:

                                                           1996        1995
                                                        ---------   ----------
                                                        (THOUSANDS OF DOLLARS)
Notes payable to banks (weighted average interest
  rates of 5.98% at December 31, 1996 and 6.12%
  at December 31, 1995)...............................   $ 18,375   $ 45,800
Commercial paper (weighted average interest rates
  of 6.10% at December 31, 1996 and 6.21% at
  December 31, 1995)..................................    226,350    242,250
                                                         --------   --------
                                                         $244,725   $288,050
                                                         --------   --------
                                                         --------   --------

Maximum amount outstanding at any month-end during
  the period..........................................   $306,675   $329,475
                                                         --------   --------
                                                         --------   --------

Weighted average amount (based on the daily
  outstanding balance) outstanding for the period
  (weighted average interest rates of 5.63% for the
  year ended December 31, 1996 and 6.18% for the
  year ended December 31, 1995).......................   $250,324   $292,226
                                                         --------   --------
                                                         --------   --------


8.  BANK LINES OF CREDIT AND COMPENSATING BANK BALANCES

    Arrangements by the Company and its subsidiaries for committed lines of credit are maintained entirely by fee payments in lieu of compensating balances. Arrangements for uncommitted lines of credit have no fee or compensating balance requirements.

    The Company, PSCCC, and certain subsidiaries have entered into a credit facility with several banks providing $300 million in committed bank lines of credit. The credit facility, which is used primarily to support the issuance of commercial paper by the Company and PSCCC, alternatively provides for direct borrowings thereunder. Cheyenne, 1480 Welton, Inc., Fuelco, e prime and PSRI are provided access to the credit facility with direct borrowings guaranteed by the Company. The facility expires November 17, 2000.

    Individual arrangements for uncommitted bank lines of credit totaled $75 million at December 31, 1996, of which all remained unused. The Company may borrow under uncommitted preapproved lines of credit upon request; however, the banks have no firm commitment to make such loans.

9.  COMMITMENTS AND CONTINGENCIES

REGULATORY MATTERS

MERGER RATE FILINGS

    In connection with the Merger with SPS, in November 1995 the Company filed comprehensive proposals with the CPUC, the WPSC and the FERC to obtain approval of the Merger and the associated comprehensive proposals from such regulatory agencies.

    On November 29, 1996, and as modified on January 15, 1997, the CPUC issued a written decision approving the Merger as well the major provisions of a stipulation and agreement entered into among the Company, the CPUC Staff, the OCC, and substantially all other parties. The decision establishes a five year performance based regulatory plan and acknowledges that the Merger is in the public interest. The major provisions of the decision include:

    - $6 million electric rate reduction, which was instituted October 1, 1996, to be followed by an additional $12 million electric rate reduction effective with the implementation of new gas rates on February 1, 1997 resulting from the 1996 general gas rate case,

    - an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001 as follows:

                                 Sharing of Excess Earnings
         Electric Department     --------------------------
          Return on Equity       Customers     Shareholders
         -------------------     ---------     ------------
              11-12%                65%             35%
              12-14%                50%             50%
              14-15%                35%             65%
            over 15%               100%              0%;

    - the termination of the QFCCA earnings test which was to become effective on October 1, 1996;

    - a freeze in base electric rates for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary to allow for the recovery of DSM, QF and decommissioning costs;

    - a replacement of the Company's ECA with an ICA to allow for a 50%/50% sharing of certain fuel and energy cost increases or decreases among customers and shareholders; and

    - the implementation of a QSP which provides for penalties totaling up to $5 million in year one and increasing to $11 million in year five, if the Company does not achieve certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries. A new docket is expected to be opened to address the implementation of a reward structure for performance above certain standards.

    The rate reductions, the earnings sharing, the QSP and the adoption of an ICA will remain in effect even if the Merger is not consummated. The freeze in base electric rates does not prohibit the Company from filing a general rate case or deny any party the opportunity to initiate a complaint or show cause proceeding.

    Approval of the Merger was received from the WPSC on August 16, 1996. Hearings in the FERC proceedings were held in September and a non-unanimous settlement agreement was reached. On January 23, 1997, the sole party opposing the settlement filed a notice with the FERC withdrawing all of its pleadings. The Company has requested that the FERC give the matter expedited consideration. A final FERC order is expected in March 1997.

RATE CASES

    On June 5, 1996, the Company filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately $34 million. Intervenor testimony was filed in the third quarter of 1996 with the primary issue being authorized rate of return on common equity. In January 1997, the CPUC approved an overall increase of $17.6 million with an 11.25% return on equity, effective February 1, 1997. On February 20, 1997, the Company filed for rehearing, reargument and reconsideration on the treatment of certain issues (see Note 1).

    The Company filed a rate case with the FERC on December 29, 1995, requesting a slight overall rate increase (less than 1%) from its wholesale electric customers. This filing, among other things, requested approval for recovery of OPEB costs under SFAS 106, postemployment benefit costs under SFAS 112 and new depreciation rates based on the Company's most recent depreciation study. Settlement agreements have been reached with all parties and filed with the FERC which recognized recovery of the benefit costs discussed above and results in an overall slight decrease in rates. A final order is expected to be issued in early 1997.

ELECTRIC AND GAS COST ADJUSTMENT MECHANISMS

    During 1994 and 1995, the CPUC conducted several proceedings to review issues related to the ECA. The CPUC opened a docket to review whether the ECA should be maintained in its present form, altered or eliminated, and on January 8, 1996, combined this docket with the merger docket discussed above. The CPUC decision on the Merger modified and replaced the ECA with an ICA. The ICA, which became effective October 1, 1996, allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders.

    The CPUC has had an on-going docket to review and prescribe a standardized GCA process to determine the prudence of gas commodity and pipeline delivery service costs incurred by gas utilities. Other issues to be addressed in this docket include whether the GCA should be maintained in its present form, altered or eliminated. The CPUC conducted hearings regarding this matter on February 14, 1997. Additional hearings have been scheduled for March 7, 1997.

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

FEDERAL ENERGY REGULATORY COMMISSION

    On April 24, 1996, the FERC issued Order No. 888, Order No. 889 and a NOPR. Order No. 888 requires jurisdictional utilities owning, controlling, or operating transmission facilities to file non-discriminatory open-access tariffs that satisfy the comparability standard -- i.e., that offer transmission services consistent with what is provided for in their own operations. The FERC required that all such utilities file the single pro forma tariff (combined network and point-to-point tariff) by July 9, 1996.
The Company has filed the required pro forma tariff. Order No. 888 also provides for the recovery of legitimate, prudent, and verifiable stranded investment costs incurred when existing wholesale requirements customers and retail customers leave utilities' generation systems through FERC jurisdictional open-access tariffs and obtain their electric power from other energy suppliers. The FERC will permit utilities to seek extra contractual recovery of stranded costs associated with wholesale requirements contracts executed prior to July 11, 1994. The FERC is to be the primary forum for utilities seeking to recover stranded costs arising where retail customers become wholesale transmission customers of a utility. In addition, the FERC will allow utilities to seek to recover stranded costs resulting from retail wheeling, but only in circumstances where a state regulator does not have the authority to address retail stranded costs at the time when retail wheeling is required.

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

    As required by Order No. 888, the Company filed a compliance transmission tariff on behalf of itself and Cheyenne on July 9, 1996. The Company made various additional filings with the FERC throughout 1996 to meet the requirements of Order Nos. 888 and 889. On January 29, 1997, the FERC issued an order accepting the non-rate terms and conditions contained in the Company's Order No. 888 transmission tariff. The rates set out in that tariff are the same as those proposed by the Company and Cheyenne in an Offer of Settlement submitted in an earlier proceeding and now pending before the FERC for review.

    On March 29, 1996, the FERC accepted the request of e prime, a non-regulated subsidiary, for authorization to act as a power marketer, subject to certain conditions. On April 15, 1996, e prime made a required compliance filing, but also submitted a request for rehearing on one of the conditions imposed by the FERC. The FERC accepted the compliance filing, but the request for rehearing is still pending.


ENVIRONMENTAL ISSUES

ENVIRONMENTAL SITE CLEANUP

    As described below, the Company has been or is currently involved with the clean-up of contamination from certain hazardous substances. In all situations, the Company is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, the Company intends to pursue recovery from other PRPs. To the extent such costs are not recovered, the Company currently believes it is probable that such costs will be recovered through the rate regulatory process. To the extent any costs are not recovered through the options listed above, the Company would be required to recognize an expense for such unrecoverable amounts.

    Under the CERCLA, the EPA has identified, and a Phase II environmental assessment has revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter")properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The Company has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado Department of Public Health and Environment ("CDPHE") indicating that no further action is required related to these properties. On January 3, 1996, in a lawsuit by the Company against its insurance providers, the Denver District Court entered final judgment in favor of the Company in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and the Company in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). Previously, the Company had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. In addition, the Company expects to recoup additional expenditures beyond insurance proceeds through the sale of the Barter property and from other PRPs. In August 1996, the Company filed a lawsuit against four PRPs seeking recovery of certain Barter related costs.

    PCB presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against the Company in the Denver District Court. The action alleged that the Company was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between the Company and the building owners resolving all claims. In December 1995, complaints were filed by the Company against all applicable insurance carriers in the Denver District Court. A trial date regarding the insurance carriers has been established for August 1997.

    The Ramp Industries disposal facility, located in Denver, Colorado has been designated by the EPA as a Superfund hazardous substance site pursuant to CERCLA. On November 29, 1995, the Company received from the EPA a Notice of Potential Liability and Request for Information related to such site and the Company has responded to this request. The EPA is conducting an investigation of the contamination at this site and is in the process of identifying the nature and quantities of hazardous wastes delivered to, processed and currently stored at the site by PRPs. As of the end of 1996, the EPA has not yet developed a site specific plan for the cleanup or remediation, therefore at this time, the Company cannot estimate the amount, if any, of its potential liability related to this matter. It is anticipated that the EPA will notify the Company with the results of its investigation sometime during 1997.

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


ENVIRONMENTAL MATTERS RELATED TO AIR QUALITY AND POLLUTION CONTROL

    Under the Clean Air Act Amendments of 1990, coal burning power plants are required to reduce SO2 and NOx emissions to specified levels through a phased approach. The Company's facilities must comply with the Phase II requirements which will be effective in the year 2000. The Company expects to meet the Phase II emission standards placed on SO2 through the use of low sulfur coal and the operation of pollution control equipment on certain generation facilities. The Company will be required to modify certain boilers by the year 2000 to reduce the NOx emissions in order to comply with Phase II requirements. The estimated Phase II costs for future plant modifications to meet NOx requirements is approximately $13 million. The Company is studying its options to reduce NOx and SO2 emissions and, currently does not anticipate that these regulations will significantly impact its operations.


HAYDEN STEAM ELECTRIC GENERATING STATION

    On May 21, 1996, the Company and the other joint owners of the Hayden station reached an agreement, as discussed below, with a conservation organization, the CDPHE and the EPA which provides for a complete and final release of all civil claims for violations alleged in complaints filed by the conservation organization, the CDPHE and the EPA against the joint owners.
The complaints filed, pursuant to provisions of the Federal Clean Air Act, by a conservation organization and the EPA alleged, among other things, that the station exceeded the 20% opacity limitations during various periods extending from 1988 to mid-1995. In August, 1996 the U.S. District Court for the District of Colorado entered the settlement agreement which effectively resolved this litigation. The Company is the operator and owns an average undivided interest of approximately 53% of the station's two generating units.

    In connection with the above settlement, the joint owners of the Hayden station made the following payments in 1996: 1) a $2 million payment to the U.S. Treasury, 2) a contribution of $2 million to a "Land Trust Fund" to be used for the purchase of land and/or conservation easements in the Yampa Valley and 3) a contribution of $250,000 to be used for the conversion of vehicles and/or wood burning appliances to natural gas in the Yampa Valley. The Company's portion of these costs is approximately $2.3 million, which has been expensed in the accompanying financial statements. The joint owners have committed to the installation of emission control equipment on both generating units to reduce future particulate (opacity), SO2 and NOx emissions over the next three years. The joint owners estimate that the cost of installing emission control equipment capable of reducing the emissions to the levels required under the agreement, consisting of fabric filter dust collectors, lime spray dryers and low NOx burners on both units, is approximately $130 million, with the Company's portion totaling approximately $70 million. Also, the settlement includes stipulated future penalties for failure to comply with the terms of the agreement, including specific provisions related to meeting construction deadlines associated with the installation of additional emission control equipment and complying with particulate, SO2 and NOx emissions limitations.


CRAIG STEAM ELECTRIC GENERATING STATION

    On October 9, 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station. Tri-State is the operator of the Craig station and the Company owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and 2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. The Company does not believe that its potential liability or the future impact of this litigation on plant operations will have a material impact on the Company's results of operations, financial position or cash flows.


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


PURCHASE REQUIREMENTS

COAL PURCHASES AND TRANSPORTATION

    At December 31, 1996, the Company had in place long-term contracts for the purchase of coal through 2017. The minimum remaining quantities to be purchased under these contracts total 78 million tons. The coal purchase prices are subject to periodic adjustment for inflation and market conditions. Total estimated obligations, based on current prices, were approximately $678 million at December 31, 1996.

    The Company has entered into long-term contracts for the transportation of coal by railroad in Company-owned or leased railcars to existing power plants. These agreements, expiring in 2000, provide for a minimum remaining transport quantity of 15 million tons. Contract prices for coal transportation are negotiated based on market conditions and are adjusted periodically for inflation and operating factors. Total estimated obligations, based on current prices, were approximately $31 million at December 31, 1996.


NATURAL GAS PURCHASES AND TRANSPORTATION

    The Company and Cheyenne have entered into long-term contracts for the purchase, firm transportation and storage of natural gas. These contracts, excluding the thirty year contract with Young Storage which has been accounted for as a capital lease, expire on various dates through 2002. During 1996, the Company renegotiated contracts with its primary gas pipeline supplier and committed to continue purchasing firm transportation and gas storage services through 2002. At December 31, 1996, the Company and Cheyenne have minimum obligations under such contracts of approximately $123 million in 1997 declining thereafter for a total estimated commitment of approximately $516 million.

PURCHASED POWER

    The Company and Cheyenne have entered into agreements with utilities and QFs for purchased power to meet system load and energy requirements, replace generation from Company-owned units under maintenance and during outages, and meet the Company's operating reserve obligation to the Pool.

    The Company has various pay-for-performance contracts with QFs having expiration dates through the year 2022. In general, these contracts provide for capacity payments, subject to the QFs meeting certain contract obligations, and energy payments based on actual power taken under the contracts. The capacity and energy costs are recovered through base rates, the ECA/ICA and the QFCCA. Additionally, the Company and Cheyenne have long-term purchased power contracts with various regional utilities expiring through 2018. In general, these contracts provide for capacity and energy payments which approximate the cost of the sellers. Total capacity and energy payments associated with such contracts were $453 million, $445 million, and $427 million in 1996, 1995 and 1994, respectively.

    At December 31, 1996, the estimated future payments for capacity that the Company and Cheyenne are obligated to purchase, subject to availability, are as follows:

                                            REGIONAL
                                QFS        UTILITIES         TOTAL
                            ----------     ----------     ----------
                                      (THOUSANDS OF DOLLARS)

    1997..................  $  143,236     $  180,896     $  324,132
    1998..................     143,502        184,701        328,203
    1999..................     143,827        175,662        319,489
    2000..................     141,910        164,994        306,904
    2001..................     140,438        143,894        284,332
    2002 and thereafter...   1,000,001      1,270,872      2,270,873
                            ----------     ----------     ----------
      Total...............  $1,712,914     $2,121,019     $3,833,933
                            ----------     ----------     ----------
                            ----------     ----------     ----------

    Historically, all minimum coal, coal transportation, natural gas and purchased power requirements have been met.


OTHER PURCHASES

    Commitments made for the purchase of materials, plant and equipment additions, DSM expenditures and other various items aggregated approximately $478 million at December 31, 1996.


EMPLOYEE LITIGATION

    Several employee lawsuits have been filed against the Company involving alleged discrimination and breach of certain fiduciary duties to employees. The Company is actively contesting all such lawsuits and believes that the ultimate outcome will not have a material impact on the Company's results of operations, financial position or cash flow.

    On August 13, 1996, eighty-eight former Information Technology and Systems ("IT&S") employees filed a lawsuit against the Company. The complaint, which was subsequently amended to add two other former IT&S employees, alleges that the Company unfairly amended its severance plan in connection with a restructuring in late 1994 to exclude the IT&S function/positions that were outsourced to IBM, effective February 1, 1995. The Company believes that the amended severance plan is lawful and enforceable and believes that the ultimate outcome of the lawsuit will not have a material impact on the Company's results of operations, financial position or cash flows.

    On July 19, 1996, a class action complaint was filed by fourteen plaintiffs allegedly on behalf of all non-managerial, non-clerical women in the Company's regional facilities. The complaint asserts that the Company has engaged in company-wide pattern and practice of sexual discrimination, including sexual harassment and retaliation. A previous class complaint filed by some of these plaintiffs along with other named plaintiffs, was withdrawn after the Company filed its response. It is too early to predict the outcome of the class action complaint. The Company intends to actively contest the class action and believes the ultimate outcome of the individual plaintiffs' cases will not have a material impact on the Company's results of operations, financial position or cash flows.

    Certain employees terminated as part of the Company's 1991/1992 organizational analysis asserted breach of contract and promissory estoppel with respect to job security and breach of the covenant of good faith and fair dealing. Of the 21 actions filed, the trial court directed verdicts in favor of the Company in 19 cases. A jury entered verdicts adverse to the Company in two cases which were subsequently appealed by the Company. On February 6, 1997, the Colorado Court of Appeals issued a decision on all issues in favor of the Company. The employees can appeal the decision of the Colorado Court of Appeals to the Colorado Supreme Court. The Company believes that the ultimate outcome of the lawsuit will not have a material impact on the Company's results of operations, financial position or cash flow.


UNION CONTRACTS

    In late December 1995, the Company's contracts with the International Brotherhood of Electrical Workers, Local 111 ("IBEW Local 111") expired. Previously, an arbitrator had rejected the Company's attempt to terminate the contracts on the expiration dates. Therefore, negotiation of limited issues was reopened. The parties were unable to reach agreement on the contract issues reopened through the negotiation process and, as a result, the Company and IBEW Local 111 entered into binding arbitration on March 20, 1996, as required under the contracts. On June 4, 1996, the arbitrator ruled that the Operations, Production and Maintenance ("OP&M") collective bargaining agreement with the Union would continue until May 31, 1997 and that the employees covered by the agreement would receive a wage increase of 3.5% retroactive to December 1995. Such amount had been previously accrued. Subsequent to the arbitrator's decision on the OP&M agreement, the Company and IBEW Local 111 came to an agreement on the Meter Reader, Order Reader and Field Credit Representative contract with a contract term and a wage increase consistent with the OP&M agreement. At December 31, 1996, approximately 2,090 employees, or 45% of the Company's total workforce, are represented by IBEW Local 111.

    On June 21, 1996, the National Labor Relations Board ordered the Company to reinstate approximately 150 union employees laid off or moved to other positions in the 1994 restructuring. The Company was ordered to make whole, with interest, any net loss of earnings or other benefits since the layoff. Thirty-two employees were reinstated and, while the final costs associated with the order have not been determined, the Company accrued $2.0 million during 1996 related to this obligation.

     In addition, IBEW Local 111 filed several grievances during 1996 relating to the employment of certain non-union personnel to perform services for the Company. A decision has been entered on three of the multiple grievances, with two of those decisions requiring that the Company pay union wage rates on new construction jobs performed by outside vendors. The Company has filed suit seeking to reverse one of these decisions and challenging the subcontracting provision of the labor agreement, all of the outstanding subcontracting grievances and both of the existing adverse decisions as violations of federal law. The Company and the union have entered into negotiations to resolve this dispute over contracting. A decision is expected in March 1997.


LEASING PROGRAM

    The Company and its subsidiaries lease various equipment and facilities used in the normal course of business, some of which are accounted for as capital leases. Expiration of the capital leases range from 1998 to 2025. The net book value of property under capital leases was $49.2 million and $53.7 million at December 31, 1996, and 1995, respectively. Assets acquired under capital leases are recorded as property at the lower of fair-market value or the present value of future lease payments, and are amortized over their actual contract term in accordance with practices allowed by the CPUC. The related obligation is classified as long-term debt. Executory costs are excluded from the minimum lease payments.

    The majority of the operating leases are under a leasing program that has initial noncancellable terms of one year, while the remaining leases have various terms. These leases may be renewed or replaced. No material restrictions exist in these leasing agreements concerning dividends, additional debt, or further leasing. Rental expense for 1996, 1995 and 1994 was $25.0 million, $23.5 million and $29.7 million, respectively.

    Estimated future minimum lease payments at December 31, 1996 are as follows:

                                                     CAPITAL     OPERATING
                                                      LEASES      LEASES
                                                    --------     ---------
                                                    (THOUSANDS OF DOLLARS)

1997..............................................  $  9,585     $ 20,790
1998..............................................     9,392       20,947
1999..............................................     7,903       18,019
2000..............................................     5,097       16,129
2001..............................................     5,035       11,880
All years thereafter..............................    81,177       20,489
                                                    --------     ---------
  Total future minimum lease payments.............   118,189     $108,254
                                                                 ---------
                                                                 ---------
  Less amounts representing interest..............    69,035
                                                    --------
  Present value of net minimum lease payments.....  $ 49,154
                                                    --------
                                                    --------

    The Company has in place a leasing program which includes a provision whereby the Company indemnifies the lessor for all liabilities which might arise from the acquisition, use, or disposition of the leased property.


10. JOINTLY-OWNED ELECTRIC UTILITY PLANTS

    The Company's investment in jointly-owned plants and its ownership percentages as of December 31, 1996 is:

                                                        PLANT                       CONSTRUCTION
                                                          IN        ACCUMULATED        WORK IN
                                                       SERVICE      DEPRECIATION      PROGRESS       OWNERSHIP %
                                                      --------     -------------    ------------     -----------
                                                                   (THOUSANDS OF
                                                                      DOLLARS)
  Hayden Unit 1....................................   $ 38,213        $ 29,860         $1,526            75.50
  Hayden Unit 2....................................     58,211          32,873            300            37.40
  Hayden Common Facilities.........................      2,117             392          3,287            53.10
  Craig Units 1 & 2................................     57,057          23,352            647             9.72
  Craig Common Facilities Units 1 & 2..............      7,714           3,033            958             9.72
  Craig Common Facilities Units 1, 2 & 3...........      8,371           3,310            407             6.47
  Transmission Facilities, Including Substations...     79,166          22,105             95        42.0-73.0
                                                      --------        --------         ------
                                                      $250,849        $114,925         $7,220
                                                      --------        --------         ------
                                                      --------        --------         ------

    These assets include approximately 320 Mw of net dependable generating capacity. The Company is responsible for its proportionate share of operating expenses (reflected in the consolidated statements of income) and construction expenditures.

11. EMPLOYEE BENEFITS

PENSIONS

    The Company and Cheyenne maintain a noncontributory defined benefit pension plan covering substantially all employees.

    The net pension expense in 1996, 1995 and 1994 was comprised of:

                                                       1996         1995       1994
                                                     --------    ---------   --------
                                                          (THOUSANDS OF DOLLARS)
Service cost......................................   $ 14,317    $  11,659   $ 16,169
Interest cost on projected benefit obligation.....     46,497       46,570     45,518
Actual return on plan assets......................    (74,646)    (123,531)     5,844
Amortization of net transition asset..............     (3,674)      (3,674)    (3,674)
Other items.......................................     24,362       75,521    (56,996)
                                                     --------    ---------   --------
      Net pension expense.........................   $  6,856    $   6,545   $  6,861
                                                     --------    ---------   --------
                                                     --------    ---------   --------

    The pension plan was amended in 1994 (as discussed below) requiring the use of two sets of assumptions in the calculation of the 1994 net periodic pension cost. Significant assumptions used in determining net periodic pension cost were:

                                                                       APR - DEC   JAN - MAR
                                                       1996     1995      1994       1994
                                                       ----     ----   ---------   ---------
Discount rate.......................................   7.25%    8.75%      8.0%       7.5%
Expected long-term increase in compensation level...   4.0 %    5.0 %      5.0%       5.0%
Expected weighted average long-term rate
  of return on assets...............................   9.75%    9.75%     10.5%      10.5%

    Variances between actual experience and assumptions for costs and returns on assets are amortized over the average remaining service lives of employees in the plan.

    A comparison of the actuarially computed benefit obligations and plan assets at December 31, 1996 and 1995, is presented in the following table. Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund and government securities held either directly or in commingled funds. The Company and Cheyenne's funding policy is to contribute annually, at a minimum, the amount necessary to satisfy the IRS funding standards.

                                                             1996        1995
                                                          ---------   ---------
                                                          (THOUSANDS OF DOLLARS)
Actuarial present value of benefit obligations:
  Vested................................................  $ 514,762   $ 523,539
  Nonvested.............................................     28,689      31,678
                                                          ---------   ---------
                                                            543,451     555,217
Effect of projected future salary increases.............     85,216      91,810
                                                          ---------   ---------

Projected benefit obligation for service
  rendered to date......................................    628,667     647,027

Plan assets at fair value...............................   (634,967)   (588,314)
                                                          ---------   ---------
Projected benefit obligation in excess of
  plan assets...........................................      6,300     (58,713)
Unrecognized net loss...................................      1,110      62,092
Prior service cost not yet recognized in net
  periodic pension cost.................................     27,758      30,063
Unrecognized net transition asset at January 1, 1986,
  being recognized over 17 years........................    (22,042)    (25,716)
                                                          ---------   ---------

Prepaid pension asset...................................  $  13,126   $   7,726
                                                          ---------   ---------
                                                          ---------   ---------

    Significant assumptions used in determining the benefit obligations at the end of each respective year were:

                                                             1996        1995
                                                          ---------   ---------
Discount rate...........................................      7.75%       7.25%
Expected long-term increase in compensation level.......      4.25%        4.0%

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

    The Company filed a FERC rate case in December 1995 which included a request for approval to recover all electric wholesale jurisdiction SFAS 106 costs (see Note 9.). Effective January 1, 1993, Cheyenne began recovering SFAS 106 costs as approved by the WPSC. The Company and Cheyenne fund SFAS 106 costs in external trusts based on the amounts reflected in cost-of-service, consistent with the respective rate orders.

    The net periodic postretirement benefit cost in 1996, 1995 and 1994 under SFAS 106 was comprised of:

                                                       1996        1995        1994
                                                     --------    --------    --------
                                                          (THOUSANDS OF DOLLARS)
Service cost......................................   $  6,928    $  6,027    $  6,101
Interest cost on projected benefit
  obligation......................................     22,982      24,761      24,111
Return on plan assets.............................     (4,500)     (2,578)       (938)
Amortization of net transition obligation
  at January 1, 1993 assuming a 20 year
  amortization period.............................     12,710      12,710      12,710
                                                     --------    --------    --------

Net postretirement benefit cost required
  by SFAS 106.....................................     38,120      40,920      41,984
OPEB expense recognized in accordance with
  current regulation..............................    (31,271)    (30,893)    (30,266)
                                                     --------    --------    --------
Increase in regulatory asset (Note 1).............      6,849      10,027      11,718
Regulatory asset at beginning of year.............     47,600      37,573      25,855
                                                     --------    --------    --------
Regulatory asset at end of year...................   $ 54,449    $ 47,600    $ 37,573
                                                     --------    --------    --------
                                                     --------    --------    --------

    Significant assumptions used in determining net periodic postretirement benefit cost were:

                                                                   APR - DEC   JAN - MAR
                                               1996       1995        1994        1994
                                               ----       ----     ---------   ---------
Discount rate...............................   7.25%      8.75%       8.0%        7.5%
Expected long-term increase in
  compensation level........................   4.0 %      5.0 %       5.0%        5.0%
Expected weighted average long-term
  rate of return on assets..................   9.75%      9.75%      10.5%       10.5%

    A comparison of the actuarially computed benefit obligations and plan assets at December 31, 1996 and 1995 is presented in the following table. Plan assets are stated at fair value and are comprised primarily of corporate debt and equity securities, a real estate fund, government securities and other short-term investments held either directly or in commingled funds.

                                                        1996       1995
                                                     ---------   ---------
                                                     (THOUSANDS OF DOLLARS)
Accumulated postretirement benefit obligation:
    Retirees and eligible beneficiaries...........   $ 110,692   $ 122,395
    Other fully eligible plan participants........      81,676      93,161
    Other active plan participants................      90,559     102,739
                                                     ---------   ---------
      Total.......................................     282,927     318,295
Plan assets at fair value.........................     (63,744)    (41,129)
                                                     ---------   ---------

Accumulated benefit obligation in excess of
  plan assets.....................................     219,183     277,166
Unrecognized net gain (loss)......................      39,847     (11,905)
Unrecognized transition obligation................    (203,353)   (216,063)
                                                     ---------   ---------
Accrued postretirement benefit obligation.........   $  55,677   $  49,198
                                                     ---------   ---------
                                                     ---------   ---------

    Significant assumptions used in determining the accumulated postretirement benefit obligation at the end of each respective year were:

                                                        1996       1995
                                                     ---------   ---------
Discount rate.....................................       7.75%        7.25%
Ultimate health care cost trend rate..............       5.0 %        4.5 %
Expected long-term increase in
  compensation level..............................       4.0 %        4.0 %

    The assumed health care cost trend rate for 1997 is 9.0%, decreasing to 4.5% in 2006 in 0.5% annual increments. A 1% increase in the assumed health care cost trend will increase the estimated total accumulated benefit obligation by $35.1 million, and the service and interest cost components of net periodic postretirement benefit costs by $5.1 million.

POSTEMPLOYMENT BENEFITS

    The Company and Cheyenne adopted SFAS 112 on January 1, 1994, the effective date of the statement. SFAS 112 establishes the accounting standards for employers who provide benefits to former or inactive employees after employment but before retirement (postemployment benefits). At December 31, 1996 and 1995, the Company had recorded a $24.8 million and $23.5 million regulatory asset and a corresponding liability on the consolidated balance sheet, assuming a 7.75% and an 7.25% discount rate, respectively. The Company has historically recorded these costs on a pay-as-you-go basis. The Company filed a FERC rate case in December 1995 and a retail gas rate case in June 1996 which included a request for recovery of all electric wholesale and retail jurisdiction SFAS 112 costs. For discussion regarding the recovery of these costs, see Note 1 and Note 9.


INCENTIVE COMPENSATION

    The Omnibus Incentive Plan ("OIP") provides for annual and long-term incentive awards for officers and management employees. One million shares of common stock have been authorized for awards under the OIP as it allows for the issuance of restricted shares and/or stock options. The Company recognizes compensation expense for restricted stock awards based on the fair value of the Company's common stock on the date of grant, consistent with SFAS 123. Cash, restricted stock awards (restrictions lapse two years from the grant date) and stock option awards (which vest ratably during a three-year period) were made under the OIP during 1996, 1995 and 1994.

    As allowed in SFAS 123, the Company applies APB Opinion No. 25 in accounting for its stock-based compensation and, accordingly, no compensation cost is recognized for the issuance of stock options as the exercise price of the options equals the fair-market value of the Company's common stock at the date of grant. Assuming compensation cost for stock options granted in 1996 and 1995 had been determined consistent with SFAS 123 using the fair-value based method, the Company's reported net income would have been reduced by $0.3 million in 1996 and $0.2 million in 1995 which would not have impacted reported earnings per share for 1996 and 1995. SFAS 123's method of accounting for stock-based compensation plans has not been applied to options granted prior to January 1, 1995 and as a result the pro forma compensation cost may not be representative of that to be expected in future years.

    A summary of the Company's stock options at December 31, 1996, 1995 and 1994 and changes during the years then ended is presented in the table below:

                                                1996                       1995                        1994
                                     -------------------------   ------------------------   -------------------------
                                                   WEIGHTED-                  WEIGHTED-                   WEIGHTED-
                                                    AVERAGE                    AVERAGE                     AVERAGE
                                     SHARES     EXERCISE PRICE   SHARES    EXERCISE PRICE   SHARES     EXERCISE PRICE
                                     -------    --------------   -------   --------------   -------    --------------
Outstanding at beginning of year     347,931        $29.33       195,744       $28.53        58,544        $28.13
Granted                              158,270        $35.13       161,000       $30.29       149,700        $28.73
Exercised                            (51,673)       $30.21          (267)      $29.00             -        $    -
Forfeited                            (13,301)       $32.84        (8,546)      $29.17       (12,500)       $29.00
                                     -------                     -------                    -------
Outstanding at end of year           441,227        $31.38       347,931       $29.33       195,744        $28.53
                                     -------                     -------                    -------
Exercisable at end of year           158,970        $29.05       125,931       $28.52        19,515        $28.13
                                     -------                     -------                    -------
                                     -------                     -------                    -------
Weighted-average fair value of options granted      $ 4.31                     $ 5.39

  The fair value of each option grant is estimated on the date of grant using the Black-Scholes Option-Pricing Model with the following weighted-average assumptions:

                                                          1996           1995
                                                        --------       --------
Expected  option life...........................        10 years       10 years
Stock volatility................................        11.95%         16.11%
Risk-free interest rate.........................         6.21%          7.45%
Dividend yield..................................         5.8 %          6.6 %

    The Employee Incentive Plan ("EIP") provides for cash awards to all employees based on the achievement of corporate goals. Certain performance goals were met in each of the last three years.

    The expenses accrued under the OIP and the EIP totaled approximately $7.8 million in 1996, $6.4 million in 1995 and $6.0 million in 1994.

    In the event that the Company is subject to a change in control, all stock-based awards, such as options and restricted shares, will vest 100% and all performance awards will be paid out immediately in cash, as if the performance objectives have been obtained through the effective date of the change in control. The Merger, when effective, qualifies as a change in control condition.


12. FINANCIAL INSTRUMENTS

FAIR VALUE OF FINANCIAL INSTRUMENTS

    The following table presents the carrying amounts and fair values of the Company's and subsidiaries' significant financial instruments at December 31, 1996 and 1995. The carrying amount of all other financial instruments approximates fair value. SFAS 107 defines the fair value of a financial instrument as the amount at which the instrument could be exchanged in a current transaction between willing parties, other than in a forced or liquidation sale.

                                               1996                      1995
                                     -----------------------   -----------------------
                                      CARRYING        FAIR      CARRYING       FAIR
                                       AMOUNT        VALUE       AMOUNT       VALUE
                                     ----------   ----------   ----------   ----------
                                                   (THOUSANDS OF DOLLARS)
  Investments, at cost............   $   30,249   $   30,416   $    7,575   $    7,623
  Preferred stock subject to
    mandatory redemption..........       42,489       43,685       43,865       45,184
  Long-term debt..................    1,370,423    1,404,972    1,229,231    1,307,128

    The fair value of the debt and equity securities included in Investments, at cost, is estimated based on quoted market prices for the same or similar investments. The debt securities are classified as held-to-maturity and the equity securities are classified as available-for-sale. The unrealized holding gains and losses for these debt and equity securities are not significant.

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


OFF-BALANCE-SHEET FINANCIAL INSTRUMENTS

    YGSC, a wholly-owned subsidiary of e prime, and the Company have guaranteed 50% of amounts financed under a $32 million Credit Agreement among Young Gas and various lending institutions entered into on

June 27, 1995. This debt financing is for the development, construction and operation of an underground natural gas storage facility in northeastern Colorado.

CONCENTRATION OF CREDIT RISK - ACCOUNTS RECEIVABLE

    No individual customer or group of customers engaged in similar activities represents a material concentration of credit risk to the Company and its subsidiaries.

13. INCOME TAXES

    The provisions for income taxes for the years ended December 31, 1996, 1995 and 1994 consist of the following:

                                            1996      1995      1994
                                          -------   -------   -------
                                            (THOUSANDS OF DOLLARS)
Current income taxes:
  Federal..............................   $41,737   $58,728   $22,081
  State................................       951     2,807    (2,016)
                                          -------   -------   -------
    Total current income taxes.........    42,688    61,535    20,065
                                          -------   -------   -------

Deferred income taxes:
  Federal..............................    53,612    38,006    31,042
  State................................     7,287     1,164     3,192
                                          -------   -------   -------
    Total deferred income taxes........    60,899    39,170    34,234
                                          -------   -------   -------

Investment tax credits - net...........    (7,256)   (5,348)   (5,799)
                                          -------   -------   -------

Total provision for income taxes.......   $96,331   $95,357   $48,500
                                          -------   -------   -------
                                          -------   -------   -------

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

    A reconciliation of the statutory U.S. income tax rates and the effective tax rates follows:

                                                   1996               1995               1994
                                              ---------------    --------------    ---------------
                                                              (THOUSAND OF DOLLARS)
Tax computed at U.S. statutory rate on
    pre-tax accounting income..............   $100,337   35.0%   $95,975   35.0%   $ 76,569   35.0%
Increase (decrease) in tax from:
  Allowance for funds used
    during construction....................     (1,438)  (0.5)    (2,495)  (0.9)     (2,449)  (1.1)
  Amortization of investment tax credits...     (7,256)  (2.5)    (5,348)  (1.9)     (5,792)  (2.6)
  Cash surrender value of life
    insurance policies.....................    (11,265)  (3.9)    (9,546)  (3.5)     (7,643)  (3.5)
  Amortization of prior flow-through
    amounts................................     10,509    3.6     10,509    3.8      10,509    4.8
  Tax accrual adjustment...................          -      -          -      -     (21,262)  (9.7)
  Other-net................................      5,444    1.9      6,262    2.3      (1,432)  (0.7)
                                              --------   ----    -------   ----    --------   ----
      Total income taxes...................   $ 96,331   33.6%   $95,357   34.8%   $ 48,500   22.2%
                                              --------   ----    -------   ----    --------   ----
                                              --------   ----    -------   ----    --------   ----

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

    The tax effects of significant temporary differences representing deferred tax liabilities and assets as of December 31, 1996 and 1995 are as follows:

                                                       1996       1995
                                                     --------   --------
                                                    (THOUSANDS OF DOLLARS)
Deferred income tax liabilities:
  Accelerated depreciation and amortization.......   $412,047   $376,468
  Plant basis differences (prior flow-through)....    132,149    152,631
  Allowance for equity funds used during
    construction..................................     48,952     50,411
  Pensions........................................     38,790     36,583
  Other...........................................     68,940     50,760
                                                     --------   --------
      Total.......................................    700,878    666,853
Deferred income tax assets:
  Investment tax credits..........................     65,278     69,751
  Contributions in aid of construction............     63,317     55,654
  Other...........................................     28,641     52,534
                                                     --------   --------
      Total.......................................    157,236    177,939
                                                     --------   --------
 Net deferred income tax liability................   $543,642   $488,914
                                                     --------   --------
                                                     --------   --------

    As of December 31, 1996, the Company has cumulative AMT carryforwards of approximately $3.8 million and state tax credit carryforwards of approximately $1.6 million. A valuation allowance has not been recorded as the Company expects that all deferred income tax assets will be realized in the future.

14. SEGMENTS OF BUSINESS

                   1996                            ELECTRIC       GAS      OTHER       TOTAL
                  ------                          ----------   --------   -------   ----------
                                                             (THOUSANDS OF DOLLARS)

Operating revenues.............................   $1,488,990   $640,497   $41,899   $2,171,386
                                                  ----------   --------   -------   ----------
Operating expenses, excluding depreciation
  and income taxes.............................    1,006,904    549,223     5,813    1,561,940
Depreciation and amortization..................      116,801     35,735     2,095      154,631
                                                  ----------   --------   -------   ----------
    Total operating expenses*..................    1,123,705    584,958     7,908    1,716,571
                                                  ----------   --------   -------   ----------
Operating income*..............................      365,285     55,539    33,991      454,815
                                                  ----------   --------   -------   ----------
                                                  ----------   --------   -------   ----------
Plant construction expenditures**..............      223,395     96,842       925      321,162
                                                  ----------   --------   -------   ----------
                                                  ----------   --------   -------   ----------

Identifiable assets:
  Property, plant and equipment**..............    2,733,699    805,372    59,824    3,598,895
  Materials and supplies.......................       41,418      7,325       229       48,972
  Fuel inventory...............................       24,594          -       145       24,739
  Gas in underground storage...................            -     42,826         -       42,826
  Other corporate assets.......................                                        857,216
                                                                                    ----------
                                                                                    $4,572,648
                                                                                    ----------
                                                                                    ----------

                   1995
                  ------

Operating revenues.............................   $1,449,096   $624,585   $36,920   $2,110,601
                                                  ----------   --------   -------   ----------
Operating expenses, excluding depreciation
  and income taxes.............................    1,002,381    538,620     7,046    1,548,047
Depreciation and amortization..................      109,498     29,901     1,981      141,380
                                                  ----------   --------   -------   ----------
    Total operating expenses*..................    1,111,879    568,521     9,027    1,689,427
                                                  ----------   --------   -------   ----------
Operating income*..............................      337,217     56,064    27,893      421,174
                                                  ----------   --------   -------   ----------
                                                  ----------   --------   -------   ----------
Plant construction expenditures**..............      198,341     86,482       693      285,516
                                                  ----------   --------   -------   ----------
                                                  ----------   --------   -------   ----------

Identifiable assets:
  Property, plant and equipment**..............    2,645,045    777,420    58,247    3,480,712
  Materials and supplies.......................       47,636      8,886         3       56,525
  Fuel inventory...............................       35,509          -       145       35,654
  Gas in underground storage...................            -     44,900         -       44,900
  Other corporate assets.......................                                        733,998
                                                                                    ----------
                                                                                    $4,351,789
                                                                                    ----------
                                                                                    ----------

                   1994
                  ------

Operating revenues.............................   $1,399,836   $624,922   $32,626   $2,057,384
                                                  ----------   --------   -------   ----------
Operating expenses, excluding depreciation
  and income taxes (1).........................    1,032,396    558,929     7,732    1,599,057
Depreciation and amortization..................      107,769     29,078     2,188      139,035
                                                  ----------   --------   -------   ----------
    Total operating expenses*..................    1,140,165    588,007     9,920    1,738,092
                                                  ----------   --------   -------   ----------
Operating income*..............................      259,671     36,915    22,706      319,292
                                                  ----------   --------   -------   ----------
                                                  ----------   --------   -------   ----------
Plant construction expenditures**..............      223,773     91,492     1,873      317,138
                                                  ----------   --------   -------   ----------
                                                  ----------   --------   -------   ----------

Identifiable assets:
  Property, plant and equipment**..............    2,543,267    674,974    73,161    3,291,402
  Materials and supplies.......................       55,756     11,782        62       67,600
  Fuel inventory...............................       31,225          -       145       31,370
  Gas in underground storage...................            -     42,355         -       42,355
  Other corporate assets.......................                                        775,105
                                                                                    ----------
                                                                                    $4,207,832
                                                                                    ----------
                                                                                    ----------

(1) Includes additional expense of approximately $43.4 million for defueling and decommissioning.
*   Before income taxes.
**  Includes allocation of common utility property.

15. QUARTERLY FINANCIAL DATA (UNAUDITED)

    The following summarized quarterly information for 1996 and 1995 is unaudited, but includes all adjustments (consisting only of normal recurring accruals) which the Company considers necessary for a fair presentation of the results for the periods. Information for any one quarterly period is not necessarily indicative of the results which may be expected for a twelve-month period due to seasonal and other factors.

                                                                THREE MONTHS ENDED
                                                ---------------------------------------------------
                                                MARCH 31      JUNE 30    SEPTEMBER 30   DECEMBER 31
                                                --------      --------   ------------   -----------
                    1996                               (IN THOUSANDS-EXCEPT PER SHARE DATA)
                   ------
Operating revenues...........................   $622,917      $484,787     $476,861       $586,821
Operating income (1).........................   $104,846      $ 73,286     $ 88,222       $ 92,130
Net income...................................   $ 64,429      $ 34,537     $ 39,256       $ 52,124
Earnings available for common stock..........   $ 61,457      $ 31,566     $ 36,294       $ 49,181
Weighted average common shares outstanding...     63,679        63,998       64,324         64,748
Earnings per weighted average common share...   $   0.97      $   0.49     $   0.56       $   0.76

                    1995
                   ------

Operating revenues...........................   $620,596      $498,699     $468,453       $522,853
Operating income (1).........................   $ 91,689      $ 62,736     $ 82,736       $ 88,656
Net income...................................   $ 53,644      $ 28,255     $ 45,819       $ 51,138
Earnings available for common stock..........   $ 50,643      $ 25,255     $ 42,828       $ 48,167
Weighted average common shares outstanding...     62,513        62,846       63,077         63,291
Earnings per weighted average common share...   $   0.81      $   0.40     $   0.68       $   0.76

(1) Operating income amounts have been restated to reflect the reclassification of Merger expenses from operating expenses to miscellaneous income and deductions in accordance with FERC guidance received during the third quarter of 1996.

                                                                     SCHEDULE II

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                 YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994


                                                                 ADDITIONS
                                                           ---------------------
                                              BALANCE AT   CHARGED   CHARGED TO   DEDUCTIONS    BALANCE
                                              BEGINNING      TO        OTHER         FROM        AT END
                                              OF PERIOD    INCOME    ACCOUNTS(1)  RESERVES(2)   OF YEAR
                                              ---------------------------------------------------------
                                                                (THOUSANDS OF DOLLARS)
Reserve deducted from related assets:
  Provision for uncollectible accounts:

    1996...................................     $3,630      $6,741      $477        $6,799      $4,049
                                                ------      ------      ----        ------      ------
                                                ------      ------      ----        ------      ------

    1995...................................     $3,173      $7,815      $  4        $7,362      $3,630
                                                ------      ------      ----        ------      ------
                                                ------      ------      ----        ------      ------

    1994...................................     $3,276      $8,533      $132        $8,768      $3,173
                                                ------      ------      ----        ------      ------
                                                ------      ------      ----        ------      ------

    ----------------
(1) Uncollectible accounts subsequently recovered, transfers from customers' deposit, etc.
(2) Uncollectible accounts written off.

                                                                   EXHIBIT 12(a)

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                          TO CONSOLIDATED FIXED CHARGES

           (NOT COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS)


                                                                            YEAR ENDED DECEMBER 31,
                                                             ----------------------------------------------------
                                                               1996       1995       1994       1993       1992
                                                             --------   --------   --------   --------   --------
                                                                     (THOUSANDS OF DOLLARS, EXCEPT RATIOS)
FIXED CHARGES:

  Interest on long-term debt...............................  $ 92,205   $ 85,832   $ 89,005   $ 98,089   $ 92,581
  Interest on borrowings against COLI contracts............    40,160     34,717     29,786     25,333     18,312
  Other interest...........................................    17,238     23,392     14,235      9,445     12,357
  Amortization of debt discount and expense less premium...     3,621      3,278      3,126      2,018      1,790
  Interest component of rental expense.....................    10,649      6,729      6,888      6,824      7,904
                                                             --------   --------   --------   --------   --------
      Total................................................  $163,873   $153,948   $143,040   $141,709   $132,944
                                                             --------   --------   --------   --------   --------
                                                             --------   --------   --------   --------   --------

EARNINGS (BEFORE FIXED CHARGES AND TAXES ON INCOME):
  Net income...............................................  $190,346    178,856   $170,269   $157,360   $136,623
  Fixed charges as above...................................   163,873    153,948    143,040    141,709    132,944
  Provisions for Federal and state taxes on income,
    net of investment tax credit amortization..............    96,331     95,357     48,500     60,994     53,149
                                                             --------   --------   --------   --------   --------
      Total................................................  $450,550    428,161   $361,809   $360,063   $322,716
                                                             --------   --------   --------   --------   --------
                                                             --------   --------   --------   --------   --------

RATIO OF EARNINGS TO FIXED CHARGES.........................      2.75       2.78       2.53       2.54       2.43
                                                             --------   --------   --------   --------   --------
                                                             --------   --------   --------   --------   --------

                                                                   EXHIBIT 12(b)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                 COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
     TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

          (NOT COVERED BY REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS)


                                                                              YEAR ENDED DECEMBER 31,
                                                               ----------------------------------------------------
                                                                 1996       1995       1994       1993       1992
                                                               --------   --------   --------   --------   --------
                                                                      (THOUSANDS OF DOLLARS, EXCEPT RATIOS)
FIXED CHARGES AND PREFERRED STOCK DIVIDENDS:

  Interest on long-term debt................................   $ 92,205   $ 85,832   $ 89,005   $ 98,089   $ 92,581
  Interest on borrowings against COLI contracts.............     40,160     34,717     29,786     25,333     18,312
  Other interest............................................     17,238     23,392     14,235      9,445     12,357
  Amortization of debt discount and expense less premium....      3,621      3,278      3,126      2,018      1,790
  Interest component of rental expense......................     10,649      6,729      6,888      6,824      7,904
  Preferred stock dividend requirement......................     11,848     11,963     12,014     12,031     12,077
  Additional preferred stock dividend requirement...........      5,995      6,377      3,422      4,662      4,699
                                                               --------   --------   --------   --------   --------
      Total.................................................   $181,716   $172,288   $158,476   $158,402   $149,720
                                                               --------   --------   --------   --------   --------
                                                               --------   --------   --------   --------   --------

EARNINGS (BEFORE FIXED CHARGES AND TAXES ON INCOME):
  Net income................................................   $190,346   $178,856   $170,269   $157,360   $136,623
  Interest on long-term debt................................     92,205     85,832     89,005     98,089     92,581
  Interest on borrowings against COLI contracts.............     40,160     34,717     29,786     25,333     18,312
  Other interest............................................     17,238     23,392     14,235      9,445     12,357
  Amortization of debt discount and expense less premium....      3,621      3,278      3,126      2,018      1,790
  Interest component of rental expense......................     10,649      6,729      6,888      6,824      7,904
  Provisions for Federal and state taxes on income,
    net of investment tax credit amortization...............     96,331     95,357     48,500     60,994     53,149
                                                               --------   --------   --------   --------   --------
      Total.................................................   $450,550   $428,161   $361,809   $360,063   $322,716
                                                               --------   --------   --------   --------   --------
                                                               --------   --------   --------   --------   --------

RATIO OF EARNINGS TO FIXED CHARGES
  AND PREFERRED STOCK DIVIDENDS.............................       2.48       2.49       2.28       2.27       2.16
                                                               --------   --------   --------   --------   --------
                                                               --------   --------   --------   --------   --------

                                                                    EXHIBIT 99
                       NCE UNAUDITED PRO FORMA INFORMATION

     The following unaudited pro forma combined balance sheet at December 31, 1996 gives effect to the Merger as if it had occurred at December 31, 1996. The unaudited pro forma combined statements of income for each of the three years ended December 31, 1996 give effect to the Merger as if it had occurred on January 1, 1994. These statements are prepared on the basis of accounting as required under a pooling of interests and do not reflect any cost savings or other synergies anticipated by management as a result of the Merger. Accordingly, the pro forma information is not necessarily indicative of the financial position or results of operations that would have occurred had the Merger been consummated for the periods for which it is given effect, nor is it necessarily indicative of future operating results or financial condition.

                           NEW CENTURY ENERGIES, INC.
                   UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                               DECEMBER 31, 1996

                                      ASSETS

                                                            PSCO            SPS         PRO FORMA
                                                         -----------    -----------    -----------

Property, plant and equipment, at cost:
  Electric.............................................  $ 3,931,413    $ 2,517,580    $ 6,448,993
  Gas  ................................................    1,035,394              -      1,035,394
  Steam................................................       17,476              -         17,476
  Other................................................       60,749         37,541         98,290
  Common to all departments............................      418,262              -        418,262
  Construction in progress.............................      181,597         79,346        260,943
                                                         -----------    -----------    -----------
                                                           5,644,891      2,634,467      8,279,358
  Less: accumulated depreciation.......................    2,045,996        944,279      2,990,275
                                                         -----------    -----------    -----------
      Total property, plant and equipment..............    3,598,895      1,690,188      5,289,083
                                                         -----------    -----------    -----------

Investments, at cost, and receivables..................       46,550         34,446         80,996

Current assets:
  Cash and temporary cash investments..................        9,406         40,609         50,015
  Accounts receivable - net............................      218,132         67,780        285,912
  Accrued unbilled revenues............................       85,894         20,304        106,198
  Recoverable purchased gas and electric energy costs..       31,288         15,715         47,003
  Materials and supplies, at average cost..............       48,972         17,776         66,748
  Fuel inventory, at average cost......................       24,739          2,320         27,059
  Gas in underground storage, at cost (LIFO)...........       42,826              -         42,826
  Regulatory assets recoverable within one year........       44,110              -         44,110
  Prepaid expenses and other...........................       41,790          7,469         49,259
                                                         -----------    -----------    -----------
      Total current assets.............................      547,157        171,973        719,130
                                                         -----------    -----------    -----------

Deferred charges:
  Regulatory assets....................................      304,456        107,834        412,290
  Unamortized debt expense.............................       10,975          9,864         20,839
  Other................................................       64,615         30,489         95,104
      Total deferred charges...........................      380,046        148,187        528,233
                                                         -----------    -----------    -----------
                                                         $ 4,572,648    $ 2,044,794    $ 6,617,442
                                                         -----------    -----------    -----------
                                                         -----------    -----------    -----------


   The accompanying notes to unaudited pro forma combined balance sheet and statements of income are an integral part of this statement.

                           NEW CENTURY ENERGIES, INC.
                   UNAUDITED PRO FORMA COMBINED BALANCE SHEET
                             (THOUSANDS OF DOLLARS)
                               DECEMBER 31, 1996


                            CAPITAL AND LIABILITIES

                                                                         PSCO          SPS        PRO FORMA
                                                                     -----------   -----------   -----------
Common stock (2)................................................... $   324,094     $   40,918   $   103,691
Paid in capital (2)................................................     724,353        307,484     1,293,158
Retained earnings (5)..............................................     389,841        383,350       764,646
                                                                    -----------    -----------   -----------
      Total common equity..........................................   1,438,288        731,752     2,161,495

Preferred stock:
  Not subject to mandatory redemption..............................     140,008              -       140,008
  Subject to mandatory redemption at par...........................      39,913              -        39,913
Long-term debt.....................................................   1,259,528        720,400     1,979,928
                                                                    -----------    -----------   -----------
                                                                      2,877,737      1,452,152     4,321,344
                                                                    -----------    -----------   -----------

Noncurrent liabilities:
  Employees' postretirement benefits other than pensions...........      55,677          2,967        58,644
  Employees' postemployment benefits...............................      25,182          2,369        27,551
                                                                    -----------    -----------   -----------
      Total noncurrent liabilities.................................      80,859          5,336        86,195
                                                                    -----------    -----------   -----------

Current liabilities:
  Notes payable and commercial paper...............................     244,725         53,836       298,561
  Long-term debt due within one year...............................     155,030         15,231       170,261
  Preferred stock subject to mandatory redemption within one year..       2,576              -         2,576
  Accounts payable.................................................     254,256         63,004       317,260
  Dividends payable................................................      36,973              -        36,973
  Customers' deposits..............................................      21,441          5,842        27,283
  Accrued taxes....................................................      58,990         19,999        78,989
  Accrued interest.................................................      33,797         13,151        46,948
  Current portion of defueling and decommissioning liability.......       8,665              -         8,665
  Current portion of accumulated deferred income taxes.............       4,560          3,583         8,143
  Merger costs (5).................................................           -              -         8,545
  Other............................................................      69,203         28,503        97,706
                                                                    -----------    -----------   -----------
      Total current liabilities....................................     890,216        203,149     1,101,910
                                                                    -----------    -----------   -----------

Deferred credits:
  Customers' advances for construction.............................      50,269            366        50,635
  Unamortized investment tax credits...............................     105,928          5,719       111,647
  Accumulated deferred income taxes................................     539,082        367,272       906,354
  Other............................................................      28,557         10,800        39,357
                                                                    -----------    -----------   -----------
      Total deferred credits.......................................     723,836        384,157     1,107,993
                                                                    -----------    -----------   -----------
                                                                    $ 4,572,648    $ 2,044,794   $ 6,617,442
                                                                    -----------    -----------   -----------
                                                                    -----------    -----------   -----------


   The accompanying notes to unaudited pro forma combined balance sheet and statements of income are an integral part of this statement.

                          NEW CENTURY ENERGIES, INC.
               UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                          YEAR ENDED DECEMBER 31, 1996

                                                                       PSCO         SPS        PRO FORMA
                                                                  -----------   -----------   -----------
Operating revenues:
  Electric....................................................... $ 1,488,990   $   927,549   $ 2,416,539
  Gas............................................................     640,497             -       640,497
  Other..........................................................      41,899             -        41,899
                                                                  -----------   -----------   -----------
                                                                    2,171,386       927,549     3,098,935
Operating expenses:
  Fuel used in generation........................................     195,442       439,838       635,280
  Purchased power................................................     490,428        20,154       510,582
  Gas purchased for resale.......................................     393,163             -       393,163
  Other operating expenses.......................................     336,100       113,123       449,223
  Maintenance....................................................      63,908        34,376        98,284
  Depreciation and amortization..................................     154,631        65,864       220,495
  Taxes (other than income taxes)................................      82,899        45,306       128,205
  Income taxes...................................................      96,331        57,322       153,653
                                                                  -----------   -----------   -----------
                                                                    1,812,902       775,983     2,588,885
                                                                  -----------   -----------   -----------
Operating income.................................................     358,484       151,566       510,050

Other income and deductions:
  Allowance for equity funds used during construction............         757           179           936
  Miscellaneous income and deductions - net......................     (19,015)       (5,018)      (24,033)
                                                                  -----------   -----------   -----------
                                                                      (18,258)       (4,839)      (23,097)

Interest charges:
  Interest on long-term debt.....................................      92,205        46,096       138,301
  Amortization of debt discount and expense less premium.........       3,621         2,145         5,766
  Other interest.................................................      57,398         5,597        62,995
  Allowance for borrowed funds used during construction..........      (3,344)       (2,601)       (5,945)
  Dividend requirements on preferred stock of subsidiaries.......           -         1,526        13,495
                                                                  -----------   -----------   -----------
                                                                      149,880        52,763       214,612
                                                                  -----------   -----------   -----------
Net income.......................................................     190,346        93,964       272,341
Dividend requirements on preferred stock.........................      11,848           121             -
                                                                  -----------   -----------   -----------
Earnings available for common stock.............................. $   178,498   $    93,843   $   272,341
                                                                  -----------   -----------   -----------
                                                                  -----------   -----------   -----------

Weighted average common shares outstanding (2)..................       64,187        40,918       103,059
                                                                  -----------   -----------   -----------
                                                                  -----------   -----------   -----------

Earnings per weighted average share of common stock outstanding.. $      2.78   $      2.29   $      2.64
                                                                  -----------   -----------   -----------
                                                                  -----------   -----------   -----------

  The accompanying notes to unaudited pro forma combined balance sheet and statements of income are an integral part of this statement.

                          NEW CENTURY ENERGIES, INC.
               UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                          YEAR ENDED DECEMBER 31, 1995

                                                                        PSCO          SPS         PRO FORMA
                                                                    -----------   -----------   -----------

Operating revenues:
  Electric........................................................  $ 1,449,096   $   852,510   $ 2,301,606
  Gas  ...........................................................      624,585             -       624,585
  Other...........................................................       36,920             -        36,920
                                                                    -----------   -----------   -----------
                                                                      2,110,601       852,510     2,963,111

Operating expenses:
  Fuel used in generation.........................................      181,995       376,544       558,539
  Purchased power.................................................      481,958         6,485       488,443
  Gas purchased for resale........................................      392,680             -       392,680
  Other operating expenses(3).....................................      346,025       108,411       454,436
  Maintenance.....................................................       64,069        27,594        91,663
  Depreciation and amortization...................................      141,380        62,552       203,932
  Taxes (other than income taxes).................................       81,319        43,316       124,635
  Income taxes....................................................       95,357        69,840       165,197
                                                                    -----------   -----------   -----------
                                                                      1,784,783       694,742     2,479,525
                                                                    -----------   -----------   -----------
Operating income..................................................      325,818       157,768       483,586

Other income and deductions:
  Allowance for equity funds used during construction.............        3,782           245         4,027
  Miscellaneous income and deductions - net (3)...................       (6,838)        8,141         1,303
                                                                    -----------   -----------   -----------
                                                                         (3,056)        8,386         5,330

Interest charges:
  Interest on long-term debt......................................       85,832        42,421       128,253
  Amortization of debt discount and expense less premium..........        3,278         2,048         5,326
  Other interest..................................................       58,109         1,695        59,804
  Allowance for borrowed funds used during construction...........       (3,313)       (2,744)       (6,057)
  Dividend requirements on preferred stock of subsidiaries........            -             -        17,588
                                                                    -----------   -----------   -----------
                                                                        143,906        43,420       204,914
                                                                    -----------   -----------   -----------
Net income........................................................      178,856       122,734       284,002
Dividend requirements on preferred stock..........................       11,963         5,625             -
                                                                    -----------   -----------   -----------
Earnings available for common stock...............................  $   166,893   $   117,109   $   284,002
                                                                    -----------   -----------   -----------
                                                                    -----------   -----------   -----------
Weighted average common shares outstanding (2)....................       62,932        40,918       101,804
                                                                    -----------   -----------   -----------
                                                                    -----------   -----------   -----------

Earnings per weighted average share of common stock outstanding...  $      2.65   $      2.86   $      2.79
                                                                    -----------   -----------   -----------
                                                                    -----------   -----------   -----------

  The accompanying notes to unaudited pro forma combined balance sheet and statements of income are an integral part of this statement.

                           NEW CENTURY ENERGIES, INC.
               UNAUDITED PRO FORMA COMBINED STATEMENTS OF INCOME
                 (THOUSANDS OF DOLLARS, EXCEPT PER SHARE DATA)
                          YEAR ENDED DECEMBER 31, 1994


                                                                       PSCO          SPS        PRO FORMA
                                                                   -----------   -----------  -----------

Operating revenues:
  Electric........................................................ $ 1,399,836   $   824,008  $ 2,223,844
  Gas  ...........................................................     624,922             -      624,922
  Other...........................................................      32,626             -       32,626
                                                                   -----------   -----------  -----------
                                                                     2,057,384       824,008    2,881,392

Operating expenses:
  Fuel used in generation.........................................     198,118       386,796      584,914
  Purchased power.................................................     437,087         4,401      441,488
  Gas purchased for resale........................................     397,877             -      397,877
  Other operating expenses........................................     369,094       107,130      476,224
  Maintenance.....................................................      67,097        30,245       97,342
  Defueling and decommissioning...................................      43,376             -       43,376
  Depreciation and amortization...................................     139,035        59,759      198,794
  Taxes (other than income taxes).................................      86,408        42,510      128,918
  Income taxes....................................................      48,500        57,126      105,626
                                                                   -----------   -----------  -----------
                                                                     1,786,592       687,967    2,474,559
                                                                   -----------   -----------  -----------
Operating income..................................................     270,792       136,041      406,833
Other income and deductions:
  Allowance for equity funds used during construction.............       3,140           179        3,319
  Gain on sale of WestGas Gathering, Inc..........................      34,485             -       34,485
  Miscellaneous income and deductions - net.......................      (6,014)        1,867       (4,147)
                                                                   -----------   -----------  -----------
                                                                        31,611         2,046       33,657

Interest charges:
  Interest on long-term debt......................................      89,005        37,710      126,715
  Amortization of debt discount and expense less premium..........       3,126         2,020        5,146
  Other interest..................................................      44,021         2,028       46,049
  Allowance for borrowed funds used during construction...........      (4,018)       (1,303)      (5,321)
  Dividend requirements on preferred stock of subsidiaries........           -             -       16,892
                                                                   -----------   -----------  -----------
                                                                       132,134        40,455      189,481
                                                                   -----------   -----------  -----------
Net income........................................................     170,269        97,632      251,009
Dividend requirements on preferred stock..........................      12,014         4,878            -
                                                                   -----------   -----------  -----------
Earnings available for common stock............................... $   158,255   $    92,754  $   251,009
                                                                   -----------   -----------  -----------
                                                                   -----------   -----------  -----------

Weighted average common shares outstanding (2)....................      61,547        40,918      100,419
                                                                   -----------   -----------  -----------
                                                                   -----------   -----------  -----------

Earnings per weighted average share of common stock outstanding... $      2.57   $      2.27  $      2.50
                                                                   -----------   -----------  -----------
                                                                   -----------   -----------  -----------

   The accompanying notes to unaudited pro forma combined balance sheet and statements of income are an integral part of this statement.

                          NEW CENTURY ENERGIES, INC.

 NOTES TO UNAUDITED PRO FORMA COMBINED BALANCE SHEET AND STATEMENTS OF INCOME
                              DECEMBER 31, 1996

    (1) The unaudited pro forma combined statements of income have been prepared from the historical consolidated financial statements of PSCo and SPS and are presented as if the companies were combined during all periods presented herein.

    (2) The unaudited pro forma combined balance sheet and statements of income reflect the conversion of each outstanding share of PSCo Common Stock into one share of NCE Common Stock, and each outstanding share of SPS Common Stock into
0.95 of one share of NCE Common Stock in accordance with the terms of the Merger.

    (3) There were no intercompany transactions and, accordingly, no pro forma elimination adjustments were made. Certain amounts have been reclassified in order to provide consistent presentation.

    (4) For a discussion regarding material commitments and contingencies relating to PSCo, see Note 9. Commitments and Contingencies in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA. For SPS, reference is made to its 1996 Annual Report on Form 10-K and its Form 10-Q for the quarter ended November 30, 1996.

    (5) The unaudited pro forma combined financial statements include nonrecurring charges directly related to the Merger totaling $9.4 million and $6.8 million for the years ended December 31, 1996 and 1995, respectively.
These nonrecurring charges include merger transaction costs and benefits expense resulting from an accelerated vesting of certain benefits. The unaudited pro forma combined statements of income do not reflect future nonrecurring charges directly related to the Merger, estimated to total approximately $8.5 million. The pro forma combined balance sheet at December 31, 1996 has been adjusted to include these items with the recognition of additional current liabilities and the reduction of retained earnings.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    Does not apply.

                                  PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Biographies concerning the directors of the registrant are contained under ELECTION OF DIRECTORS in the registrant's 1997 Proxy Statement, which is incorporated herein by reference. The following table sets forth certain information concerning the directors and executive officers of the Company as of December 31, 1996.

Name                           Age  Occupation/Title                                     Initial Date as Director
----                           ---  ----------------                                     ------------------------

D.D. Hock (b)                  61   Chairman of the Board                                          1985

Wayne H. Brunetti              54   President and CEO                                              1994

Collis P. Chandler, Jr. (g)    70   Chairman, Chandler & Associates, Inc.,
                                    Chandler-Simpson, Inc. and Chandler Drilling Corp.             1985

Doris M. Drury, Ph.D. (a)(h)   70   John J. Sullivan Professor of Free Enterprise
                                    Economics at Regis University, and President of the
                                    Center for Business and Economic Forecasting, Inc.             1975

Thomas T. Farley (c)           62   President, Petersen & Fonda, P.C.                              1983

Gayle L. Greer (c)             55   Vice President, Time Warner Cable                              1986

A. Barry Hirschfeld (e)        54   President, A.B. Hirschfeld Press, Inc.                         1988

George B. McKinley (a)(g)      69   Chairman and CEO, First National Banks of
                                    Evanston and Kemmerer, Wyoming and President &
                                    CEO, First McKinley Corporation                                1976

Will F. Nicholson, Jr. (a)(g)  67   Chairman, Rocky Mountain Bank Card System                      1981

J. Michael Powers (d)          54   President, Powers Products Co. and Powers
                                    Masonry Supply                                                 1978

Thomas E. Rodriguez (c)        52   President and General Manager, Thomas E. Rodriguez
                                    & Associates, P.C.                                             1986

Rodney E. Slifer (e)           62   Partner, Slifer, Smith & Frampton/Vail Associates
                                    Real Estate                                                    1988

W. Thomas Stephens (f)(g)      54   Retired Chairman, Manville Corporation                         1989

Robert G. Tointon (a)(g)       63   President and CEO Phelps-Tointon, Inc.                         1988

---------------------------------
(a)  Member of Executive Committee.
(b)  Chairperson of Executive Committee.
(c)  Member of Audit Committee.

(d) Chairperson of Audit Committee.
(e) Member of Pension Investment Committee.
(f) Chairperson of Pension Investment Committee.
(g) Member of Compensation Committee.
(h) Chairperson of Compensation Committee.



Executive Officers                                                         Initial Effective Date
------------------                                                         ----------------------
D. D. Hock, Age 61
    Chairman of the Board................................................  February 28, 1989
    Chairman of the Board, Cheyenne Light, Fuel and Power Company........  September 21, 1988
    Chairman of the Board, Fuel Resources Development Co. ...............  March 22, 1989
    Chairman of the Board, 1480 Welton, Inc. ............................  September 26, 1988
    Chairman of the Board, PSR Investments, Inc. ........................  March 22, 1990
    Chairman of the Board, PS Colorado Credit Corporation................  March 22, 1990
    Chairman of the Board, Green and Clear Lakes Company.................  December 6, 1988
    Chairman of the Board, WestGas InterState, Inc. .....................  April 22, 1993
    Chairman of the Board, Natural Fuels Corporation.....................  June 11, 1993
    Chairman of the Board, e prime, inc. ................................  January 30, 1995
    Chairman of the Board, Young Gas Storage Company.....................  June 27, 1995
    Company Service: September, 1962

Wayne H. Brunetti, Age 54
    President............................................................  June 28, 1994
      and Chief Executive Officer........................................  January 1, 1996
    President, 1480 Welton, Inc. ........................................  March 29, 1996
    President, PSR Investments, Inc. ....................................  March 29, 1996
    President, PS Colorado Credit Corporation............................  March 29, 1996
    President, WestGas InterState, Inc. .................................  April 19, 1995
    President, Fuel Resources Development Co. ...........................  April 27, 1995
    President, Natural Fuels Corporation.................................  April 25, 1996
    President, Green and Clear Lakes Company.............................  December 5, 1995
    Company Service: June, 1994

Richard C. Kelly, Age 50
    Senior Vice President, Finance, Treasurer............................  June 28, 1994
      and Chief Financial Officer........................................  January 23,1990
    President and Treasurer, New Century Energies, Inc. .................  August 21, 1995
    Vice President, Fuel Resources Development Co. .....................  April 26, 1990
    Treasurer, Fuel Resources Development Co. ...........................  August 5, 1994
    Vice President, PSR Investments, Inc. ...............................  September 22, 1986
    Vice President, PS Colorado Credit Corporation.......................  March 30, 1987
    Treasurer, Cheyenne Light, Fuel and Power Company....................  July 15, 1994
    Treasurer, 1480 Welton, Inc. ........................................  July 15, 1994
    Treasurer, Green and Clear Lakes Company.............................  July 15, 1994
    Treasurer, WestGas InterState, Inc. .................................  July 15, 1994
    Vice President and Treasurer, e prime inc. ..........................  January 30, 1995
    Vice President and Treasurer, Young Gas Storage Company..............  June 27, 1995
    Company Service: May, 1968




Patricia T. Smith, Age 49
    Senior Vice President and General Counsel............................  December 5, 1994
    Company Service: December, 1994

W. Wayne Brown, Age 46
    Controller...........................................................  November 24, 1987
    Corporate Secretary..................................................  November 23, 1993
    Secretary, Cheyenne Light, Fuel and Power Company....................  December 15, 1993
    Secretary, 1480 Welton, Inc. ........................................  December 16, 1993
    Secretary, PSR Investments, Inc. ....................................  December 16, 1993
    Secretary, PS Colorado Credit Corporation............................  December 16, 1993
    Secretary, Green and Clear Lakes Company.............................  December 7, 1993
    Secretary, Fuel Resources Development Co. ...........................  January 27, 1994
    Secretary, WestGas InterState, Inc. .................................  May 2, 1994
    Secretary, e prime, inc. ............................................  January 30, 1995
    Secretary, Young Gas Storage Company.................................  June 27, 1995
    Company Service: June, 1972

A. Clegg Crawford, Age 64 *
    Vice President, Engineering and Operations Support...................  June 28, 1994
    Company Service: May, 1989

Ross C. King, Age 55
    Vice President, Gas and Electric Distribution........................  June 28, 1994
    President, Cheyenne Light, Fuel and Power Company....................  July 15, 1994
    Company Service:  February, 1966

Earl E. McLaughlin, Jr., Age 56
    Vice President, Retail Energy Services...............................  June 28, 1994
    Vice President, Cheyenne Light, Fuel and Power Company...............  March 24, 1994
    Company Service: August, 1960

Ralph Sargent III, Age 47
    Vice President, Production and System Operations.....................  June 28, 1994
    Company Service:  July, 1978

Marilyn E. Taylor, Age 54
    Vice President, Human Resources......................................  June 28, 1994
    Company Service: December, 1987

    * On February 7, 1997, Mr. Crawford retired from the Company.

    Each of the above executive officers, except Mr. Brunetti and Ms. Smith, has been employed by the Company and/or its subsidiaries for more than five years in executive or management positions. Prior to election to the positions shown above and since January 1, 1991:

Mr. Hock has been Chief Operating Officer and President;

Mr. Brunetti has been Chief Operating Officer of the Company and President and Chief Executive Officer of Management Systems International from June 1991 through July 1994 and Executive Vice President of Florida Power & Light Company from 1987 through May 1991;

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

    Information concerning the directors of the registrant is contained under ELECTION OF DIRECTORS in the registrant's 1997 Proxy Statement, which information is incorporated herein by reference.


ITEM 11. EXECUTIVE COMPENSATION

    Information concerning executive compensation is contained under COMPENSATION OF EXECUTIVE OFFICERS AND DIRECTORS in the registrant's 1997 Proxy Statement, which information is incorporated herein by reference.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning the security ownership of the directors and officers of the registrant is contained under ELECTION OF DIRECTORS in the registrant's 1997 Proxy Statement, which information is incorporated herein by reference.


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning relationships and related transactions of the directors and officers of the registrant is contained under CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS in the registrant's 1997 Proxy Statement, which information is incorporated herein by reference.


                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) Financial Statements, Financial Statement Schedules, and Exhibits.

                                                                            Page
                                                                            ----
1. Financial Statements:
   Report of the Audit Committee..........................................   33
   Report of Management...................................................   34

   Report of Independent Public Accountants...............................   35

   Consolidated Balance Sheets, December 31, 1996 and 1995................   36

   Consolidated Statements of Income for each of the three
     years in the period ended December 31, 1996..........................   38

   Consolidated Statements of Shareholders' Equity for each
     of the three years in the period ended December 31, 1996.............   39

   Consolidated Statements of Cash Flows for each of the three
     years in the period ended December 31, 1996..........................   40

   Notes to Consolidated Financial Statements.............................   41


2. Financial Statement Schedules:
   II  Valuation and Qualifying Accounts and Reserves
       (Consolidated) for each of the three years in the period
       ended December 31, 1996............................................   69

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

3. Exhibits:
   Exhibits are listed in the Exhibit Index...............................   87

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

    A report on Form 8-K, dated May 21, 1996, was filed on May 22, 1996. The item reported was Item 5 - Other Events, which presented updated information on the settlement of environmental matters associated with the operations of the Hayden Steam Electric Generating Station.

    A report on Form 8-K, was dated and filed on February 24, 1997. The item reported was Item 5 - Other Events, which presented information on the Proposed Acquisition of Yorkshire Electricity by the Company and AEP.

                                    EXPERTS

    The consolidated balance sheets of the Company and its subsidiaries as of December 31, 1996 and 1995, the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1996, and the related financial statement schedule, appearing in this Annual Report on Form 10-K, have been audited by Arthur Andersen LLP, independent public accountants, and the selected financial data for each of the five years in the period ended December 31, 1996, appearing in Item 6 of this Annual Report on Form 10-K, other than the ratios and percentages therein, have been derived from the consolidated financial statements audited by Arthur Andersen LLP, as set forth in their report appearing elsewhere herein. The consolidated financial statements, the related financial statement schedule and the selected financial data appearing in Item 6, other than the ratios and percentages therein, which are included in this Annual Report on Form 10-K, are included herein in reliance upon the authority of said firm as experts in accounting and auditing in giving said report.

                                                                      EXHIBIT 23

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS

    As independent public accountants, we hereby consent to the incorporation by reference of our report included in this Form 10-K, into the Company's previously filed Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; the Company's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of the Company's First Mortgage Bonds; the Company's Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; the Company's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of the Company's First Collateral Trust Bonds; the Company's Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and Cumulative Preferred Stock; and the Company's Registration Statement (Form S-3, File No. 333-14727) pertaining to the shelf-registration of the Company's First Collateral Trust Bonds (being one or more series of secured medium-term notes) and to all references to our Firm included in this Form 10-K.



                                                             ARTHUR ANDERSEN LLP

Denver, Colorado
February 24, 1997





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

                                  SIGNATURES

    PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, PUBLIC SERVICE COMPANY OF COLORADO HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED ON THE 25TH DAY OF FEBRUARY, 1997.

                                       PUBLIC SERVICE COMPANY OF COLORADO

                                       By         /s/ R. C. Kelly
                                          --------------------------------
                                                   R. C. KELLY
                                              SENIOR VICE PRESIDENT,
                                              FINANCE, TREASURER AND
                                             CHIEF FINANCIAL OFFICER


    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF PUBLIC SERVICE COMPANY OF COLORADO AND IN THE CAPACITIES AND ON THE DATE INDICATED.


          SIGNATURE                         TITLE                    DATE
--------------------------------------------------------------------------------

/s/ W. H. Brunetti
-------------------------------      Principal Executive       February 25, 1997
W. H. Brunetti                       Officer and Director
PRESIDENT AND CHIEF
EXECUTIVE OFFICER


/s/ R. C. Kelly
-------------------------------      Principal Financial       February 25, 1997
R. C. Kelly                          Officer
SENIOR VICE PRESIDENT,
FINANCE, TREASURER AND
CHIEF FINANCIAL OFFICER


/s/ W. Wayne Brown
-------------------------------      Principal Accounting      February 25, 1997
W. Wayne Brown                       Officer
CONTROLLER AND CORPORATE
SECRETARY

          SIGNATURE                         TITLE                    DATE
--------------------------------------------------------------------------------


/s/ D. D. Hock
-------------------------------      Chairman of the Board     February 25, 1997
D. D. Hock                           and Director


/s/ Collis P. Chandler
-------------------------------      Director                  February 25, 1997
Collis P. Chandler


/s/ Doris M. Drury
-------------------------------      Director                  February 25, 1997
Doris M. Drury


/s/ Thomas T. Farley
-------------------------------      Director                  February 25, 1997
Thomas T. Farley


/s/ Gayle L. Greer
-------------------------------      Director                  February 25, 1997
Gayle L. Greer


/s/ A. Barry Hirschfeld
-------------------------------      Director                  February 25, 1997
A. Barry Hirschfeld


/s/ George B. McKinley
-------------------------------      Director                  February 25, 1997
George B. McKinley


/s/ Will F. Nicholson, Jr.
-------------------------------      Director                  February 25, 1997
Will F. Nicholson, Jr.


/s/ J. Michael Powers
-------------------------------      Director                  February 25, 1997
J. Michael Powers


/s/ Thomas E. Rodriguez
-------------------------------      Director                  February 25, 1997
Thomas E. Rodriguez


/s/ Rodney E. Slifer
-------------------------------      Director                  February 25, 1997
Rodney E. Slifer


/s/ W. Thomas Stephens
-------------------------------      Director                  February 25, 1997
W. Thomas Stephens


/s/ Robert G. Tointon
-------------------------------      Director                  February 25, 1997
Robert G. Tointon

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

3(b)*     By-laws dated November 30, 1992 (Form 10-K, 1993 - Exhibit 3(b)).

4(a)(1)* Indenture, dated as of December 1, 1939, providing for the issuance of First Mortgage Bonds (Form 10 for 1946- Exhibit (B-1)).

4(a)(2)*  Indentures supplemental to Indenture dated as of December 1, 1939:

                    PREVIOUS FILING:                             PREVIOUS FILING:
                     FORM; DATE OR    EXHIBIT                     FORM; DATE OR         EXHIBIT
     DATED AS OF        FILE NO.        NO.      DATED AS OF         FILE NO.              NO.
     -----------        --------        ---      -----------         --------              ---

     Mar. 14, 1941      10, 1946        B-2      Apr. 25, 1969      8-K, Apr. 1969          1
     May 14, 1941       10, 1946        B-3      Apr. 21, 1970      8-K, Apr. 1970          1
     Apr. 28, 1942      10, 1946        B-4      Sept. 1, 1970      8-K, Sept. 1970         2
     Apr. 14, 1943      10, 1946        B-5      Feb. 1, 1971       8-K, Feb. 1971          2
     Apr. 27, 1944      10, 1946        B-6      Aug. 1, 1972       8-K, Aug. 1972          2
     Apr. 18, 1945      10, 1946        B-7      June 1, 1973       8-K, June 1973          1
     Apr. 23, 1946      10-K, 1946      B-8      Mar. 1, 1974       8-K, Apr. 1974          2
     Apr. 9, 1947       10-K, 1946      B-9      Dec. 1, 1974       8-K, Dec. 1974          1
     June 1, 1947     S-1, (2-7075)     7(b)     Oct. 1, 1975       S-7, (2-60082)       2(b)(3)
     Apr. 1, 1948     S-1, (2-7671)   7(b)(1)    Apr. 28, 1976      S-7, (2-60082)       2(b)(4)
     May 20, 1948     S-1, (2-7671)   7(b)(2)    Apr. 28, 1977      S-7, (2-60082)       2(b)(5)
     Oct. 1, 1948       10-K, 1948      4        Nov. 1, 1977       S-7, (2-62415)       2(b)(3)
     Apr. 20, 1949      10-K, 1949      1        Apr. 28, 1978      S-7, (2-62415)       2(b)(4)
     Apr. 24, 1950   8-K, Apr. 1950     1        Oct. 1, 1978         10-K, 1978          D(1)
     Apr. 18, 1951   8-K, Apr. 1951     1        Oct. 1, 1979       S-7, (2-66484)       2(b)(3)
     Oct. 1, 1951    8-K, Nov. 1951     1        Mar. 1, 1980         10-K, 1980          4(c)
     Apr. 21, 1952   8-K, Apr. 1952     1        Apr. 28, 1981      S-16, (2-74923)       4(c)
     Dec. 1, 1952    S-9, (2-11120)   2(b)(9)    Nov. 1, 1981       S-16, (2-74923)       4(d)
     Apr. 15, 1953   8-K, Apr. 1953     2        Dec. 1, 1981         10-K, 1981          4(c)
     Apr. 19, 1954   8-K, Apr. 1954     1        Apr. 29, 1982        10-K, 1982          4(c)
     Oct. 1, 1954    8-K, Oct. 1954     1        May 1, 1983          10-K, 1983          4(c)
     Apr. 18, 1955   8-K, Apr. 1955     1        Apr. 30, 1984      S-3, (2-95814)        4(c)
     Apr. 24, 1956     10-K, 1956       1        Mar. 1, 1985         10-K, 1985          4(c)
     May 1, 1957     S-9, (2-13260)   2(b)(15)   Nov. 1, 1986         10-K, 1986          4(c)
     Apr. 10, 1958   8-K, Apr. 1958     1        May 1, 1987          10-K, 1987          4(c)
     May 1, 1959     8-K, May 1959      2        July 1, 1990       S-3, (33-37431)       4(c)
     Apr. 18, 1960   8-K, Apr. 1960     1        Dec. 1, 1990         10-K, 1990          4(c)
     Apr. 19, 1961   8-K, Apr. 1961     1        Mar. 1, 1992         10-K, 1992          4(d)
     Oct. 1, 1961    8-K, Oct. 1961     2        Apr. 1, 1993     10-Q, June 30, 1993     4(a)
     Mar. 1, 1962    8-K, Mar. 1962   3(a)       June 1, 1993     10-Q, June 30, 1993     4(b)
     June 1, 1964    8-K, June 1964     1        Nov. 1, 1993       S-3, (33-51167)     4(a)(3)
     May 1, 1966     8-K, May 1966      2        Jan. 1, 1994         10-K, 1993        4(a)(3)
     July 1, 1967    8-K, July 1967     2        Sept. 2, 1994      8-K, Sept. 1994       4(a)
     July 1, 1968    8-K, July 1968     2        May 1, 1996      10Q, June 30, 1996      4(a)

4(a)(3) Supplemental Indenture dated as of November 1, 1996, establishing a series of First Mortgage Bonds under the Indenture dated as of December 31, 1939.

4(b)(1)* Indenture, dated as of October 1, 1993, providing for the issuance of First Collateral Trust Bonds (Form 10-Q, September 30, 1993 -
          Exhibit 4(a)).

4(b)(2)*  Indentures supplemental to Indenture dated as of October 1, 1993:

                               PREVIOUS FILING:
                                FORM; DATE OR         EXHIBIT
          DATED AS OF             FILE NO.              NO.
          -----------             --------              ---

          November 1, 1993     S-3, (33-51167)       4(b)(2)
          January 1, 1994      10-K, 1993            4(b)(3)
          September 2, 1994    8-K, Sept. 1994          4(b)
          May 1, 1996          10-Q, June 30, 1996      4(b)

4(b)(3) Supplemental Indenture No. 5, dated as of November 1, 1996 establishing a series of Secured Medium-Term Notes under the Indenture dated as of October 1, 1993.

4(c)(1)* Rights Agreement dated as of February 26, 1991, between the Registrant and Mellon Bank, N.A. (Form 8-A, filed on March 1, 1991 - Exhibit 1).

4(c)(2)*   Amendment to the Rights Agreement dated August 22, 1995 (Form 8-K
           dated August 22, 1995, File   No. 1-3280 - Exhibit 99(b)).

10(a)(1)*  Settlement Agreement dated February 9, 1996 between the Company and the United States Department of Energy (10-K, 195 -
           Exhibit 10(a)(1)).

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

10(c)(2)*  First Amendment to Amended and Restated Coal Supply Agreement entered into May 27, 1988 but made effective January 1, 1988 between the Registrant and Amax Coal Company (10-K, 1988 -Exhibit 10(c)(2).**

10(e)(1)*+ Supplemental Executive Retirement Plan for Key Management
           Employees, as amended and restated March 26, 1991 (10-K, 1991 -
           Exhibit 10(e)(2)).

10(e)(2)*+ Omnibus Incentive Plan, as amended on January 1, 1996 (10-K, 1995
           - Exhibit 10(e)(2)).

10(e)(3)*+ Executive Savings Plan (10-K, 1991 - Exhibit 10(e)(5)).

10(e)(4)*+ Form of Key Executive Severance Agreement, as amended on August 22, and November 27, 1995. (10-K, 1995 - Exhibit 10(3)(4)).

10(f)(1)*+  Form of Director's Agreement (10-K, 1987 - Exhibit 10(f)(1)).

10(f)(2)*+  Form of Officer's Agreement (10-K, 1987 - Exhibit 10(f)(2)).

10(g)(1)*+  Employment Agreement dated April 8, 1994 between the Company and
            Mr. Delwin D. Hock (10-Q, March 31, 1994 - Exhibit 10).

10(g)(2)*+  Employment Agreement dated July 18, 1994 between the Company and
            Mr. Wayne H. Brunetti(10-Q, September 30, 1994 - Exhibit 10).

10(g)(3)*+  Employment Agreement dated December 5, 1994 between the Company and Ms. Patricia T. Smith (10-K, 1994 - Exhibit 10(g)(3)).

10(g)(4)*+  Employment Agreement dated March 1, 1994 between the Company and
            Mr. A. Clegg Crawford (10K, 1995 - Exhibit 10(g)(4)).

10(g)(5)*+  Amendment to Employment Agreement dated August 22, 1995 between the Company and Mr. Delwin D. Hock. (10-K, 1995 - Exhibit 10(g)(5)).

10(g)(6)*+  Amendment to Employment Agreement dated August 22, 1995 between the Company and Mr. Wayne H. Brunetti. (10-K, 1995 -
            Exhibit 10(g)(6)).

10(g)(7)*+  Amendment to Employment Agreement dated August 22, 1995 between the Company and Ms. Patricia T. Smith. (10-K, 1995 -
            Exhibit 10(g)(7)).

12(a) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 70 herein.

12(b) Computation of Ratio of Consolidated Earnings to Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 71 herein.

21          Subsidiaries

23          Consent of Arthur Andersen LLP is set forth at page 84 herein.

24          Power of Attorney is set forth at page 84 herein.

27          Financial Data Schedule UT

99 NCE Unaudited Pro Forma Financial Information is set forth at pages 72-77 herein.

-----------------
*    Previously filed as indicated and incorporated herein by reference.
**   Confidential Treatment.
+ Management contracts of compensatory plans or arrangements required to be filed as exhibits to this Form 10-K by Item 601(10)(iii) of Regulation S-K.