Form 10-K/A
period 1996-12-31
PUBLIC SERVICE CO OF COLORADO
filed 1997-03-27
CIK 81018

Form 10-K/A

                               Amendment No. 1
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

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

                     Documents Incorporated by Reference

                                    None.

                                      PART III

Item 10.  Directors and Executive Officers of the Registrant

      The  following  table  sets  forth  certain  information   concerning  the
Directors of the Company as of December 31, 1996.

Name                           Age  Occupation/Title                            Initial Date as Director

Wayne H. Brunetti              54   President and CEO                                    1994

Collis P. Chandler, Jr. (g)    70   Chairman, Chandler & Associates, Inc.,
                                    Chandler-Simpson, Inc. and Chandler Drilling Corp.   1985

Doris M. Drury, Ph.D. (a)(h)   70   John J. Sullivan Professor of Free Enterprise
                                    Economics at Regis University, and President of the
                                    Center for Business and Economic Forecasting, Inc.   1975

Thomas T. Farley (c)           62   President, Petersen & Fonda, P.C.                    1983

Gayle L. Greer (c)             55   Senior Vice President, Time Warner Cable             1986

A. Barry Hirschfeld (e)        54   President, A.B. Hirschfeld Press, Inc.               1988

D.D. Hock (b)                  61   Chairman of the Board                                1985

George B. McKinley (a)(g)      69   Chairman and CEO, First National Banks of
                                    Evanston and Kemmerer, Wyoming and President &
                                    CEO, First McKinley Corporation                      1976

Will F. Nicholson, Jr. (a)(g)  67   Chairman, Rocky Mountain Bank Card System            1981

J. Michael Powers (d)          54   President, Powers Products Co. and Powers
                                    Masonry Supply                                       1978

Thomas E. Rodriguez (c)       52    President and General Manager, Thomas E. Rodriguez
                                    & Associates, P.C.                                   1986

Rodney E. Slifer (e)          62    Partner, Slifer, Smith & Frampton/Vail Associates
                                    Real Estate                                           1988

W. Thomas Stephens (f)(g)     54    Retired Chairman, Manville Corporation                1989

Robert G. Tointon (a)(g)      63    President and CEO Phelps-Tointon, Inc.                1988

(a)  Member of Executive Committee.
(b)  Chairperson of Executive Committee.
(c)  Member of Audit Committee.
(d)  Chairperson of Audit Committee.
(e)  Member of Pension Investment Committee.
(f)  Chairperson of Pension Investment Committee.
(g)  Member of Compensation Committee.
(h)  Chairperson of Compensation Committee.

   The following includes information concerning each of the individuals set forth in the above table:

    Wayne H. Brunetti is president and chief executive officer of the Company. He joined the Company in July 1994 as president and chief operating officer. He became chief executive officer on January 1, 1996. He also serves as a director of e prime, YGSC, and Natural Fuels. Mr. Brunetti is the former president and chief executive officer of Management Systems International, a Florida management consulting firm that he founded in 1991. Prior to that, he was executive vice president of Florida Power & Light Company. Mr. Brunetti currently serves on the Edison Electric Institute's Policy Committee of Communication, Marketing and Corporate Services. He also serves as a board member of the Colorado Association of Commerce and Industry, the Denver Metro Chamber of Commerce, the Western Energy Supply and Transmission Associates and the Medic Alert Foundation. He is a member of The Rotary Club of Denver, the Governor's Task Force in Renewable Energy and the Board of Advisors of the University of Colorado Business School. He holds a B.S. degree in Business Administration from the University of Florida, and is a graduate of the Harvard Business School's Program for Management Development.

    Collis P. Chandler, Jr. is chairman and chief executive officer of The Chandler Company and two of its subsidiaries, Chandler & Associates, Inc. and Chandler-Simpson, Inc. Chandler & Associates, Inc. is engaged in the oil and gas exploration and production business. Mr. Chandler has served the
Chandler companies since 1955, when he founded Chandler-Simpson, Inc. He received a B.S. in Mechanical Engineering from Purdue University in 1948 and later served as a director and president of the Purdue Alumnae Association. He is a Registered Professional Engineer in Colorado. Mr. Chandler is a member of the National Petroleum Council and served as its chairman from 1976-1979. James Schlesinger awarded him the Secretary of Energy's Distinguished Service medal. He is a director of the American Petroleum Institute, and in 1994 was the recipient of its highest award, The Gold Medal for Distinguished Achievement. He is also a member and a former president of the Rocky Mountain Oil & Gas Association. Mr. Chandler is also a member of the Rocky Mountain Association of Geologists, the American Association of Professional Landsmen and the Society of Petroleum Engineers.

    Dr. Doris M. Drury is the John J. Sullivan Professor of Free Enterprise Economics at Regis University, a position she has held since January 1990. She was executive director of the MBA Program until July 1993, when Dr. Drury became special assistant to the president of Regis University. Prior to her positions with Regis University, she was a professor of economics at the University of Denver for 24 years. She is also president of the Center for Business and Economic Forecasting, Inc. Dr. Drury is a director of Equitable of Iowa
Companies and Premier Bank. She served on the Colorado Bankers Association's Project Consensus Task Force and on the Governor's Management and Efficiency Study Committee.

    Thomas T. Farley is a senior partner in the law firm of Petersen & Fonda, P.C. in Pueblo, Colorado, which he joined in 1974. He received his LL.B. from the University of Colorado and a B.S. in Economics from the University of Santa Clara where he serves as a member of the Board of Regents. He is a director of Health Systems International, Inc., a community director of Norwest Pueblo and Norwest Sunset, and a member of Norwest Colorado's statewide Community Relations Committee. He is also a trustee and president of the Catholic Foundation of the Diocese of Pueblo, and trustee of the Farley Foundation and the Great Outdoors Colorado Trust Fund.

   Gayle L. Greer is senior vice president, division operations, for Time Warner Communications. Prior to this appointment in February 1996 she served as cable and group vice president for Time Warner Cable's National Division. She held these positions from February 1984 to 1996. Ms. Greer received a B.S. in Political Science and Sociology and a masters degree in Social Work from the University of Houston. Ms. Greer is a director of Equitable of Iowa Companies. She is a member and co-founder of the National Association of Minorities in Cable, and a board member of the Women's Forum of Colorado.

    A. Barry Hirschfeld is president of A. B. Hirschfeld Press, Inc., a commercial printing company. He has held this position since 1984. He is the third generation to head this family-owned business, which was founded in 1907. He received his M.B.A. from the University of Denver and a B.S. in Business Administration from California State Polytechnic University. Mr. Hirschfeld serves on the boards of directors of the Boettcher Foundation; Mountain States Employers Council, where he is chairman; the Rocky Mountain Multiple Sclerosis Center; the National Conference of Christians and Jews; the Boy Scouts of America; the Cherry Creek Arts Festival; Up with People; and the National Jewish Center, where he serves as vice president of the board. He also serves on the Advisory Board of the Harvard University Divinity School Center for Values in Public Life. He is vice president of the Mile Hi Stadium Club and a member of the KUSA 9Who Care Board of Governors; the One Hundred Club of Denver; Colorado Concern, where he serves on the executive committee; Denver Mayor Wellington Webb's Advisory Committee; and the Allied Jewish Federation Endowment Committee. Mr. Hirshfeld is past board chairman and life time board member of the Denver Metro Convention and Visitors Bureau and past chairman of the Denver Art Museum.

    D. D. (Del) Hock served as chairman of the board of the Company. A native Coloradan, he began his career with the Company in 1962. Mr. Hock became president and chief operating officer in 1986 and assumed the position of president and chief executive officer in October 1988. In February 1989, he became chairman of the board. He stepped down as president of the Company in July 1994, and as chief executive officer in January 1996. Mr. Hock received his B.S. degree in Accounting from the University of Colorado, Boulder. He currently serves as Masters' Chair of the Denver Metro Chamber Board of Directors, on the Denver Area Council Boy Scouts of America Board of Trustees, the University of Colorado Foundation Board, the State Board of Agriculture, the Denver Foundation Board, and the Colorado Symphony Association Board of Trustees. He also serves as a director of Serv-Tech, Inc., Hathaway Corporation, Wagner Equipment Company, Gold, Inc., and American Century Mutual Funds. Mr. Hock is a member of the Colorado Forum, Colorado Society and American Institute of Certified Public Accountants and The Rotary Club of Denver.

    George B. McKinley is active in the banking and investment businesses. Mr. McKinley is chairman and chief executive officer of First National Banks in Evanston and Kemmerer, Wyoming. He assumed these positions for the Evanston bank in 1989, and for the Kemmerer bank in 1991. He is president and chief executive officer of First McKinley Corporation, a bank holding company. He also serves as a director of the Bankers Bank of the West in Denver. He is active in the American, Colorado and Wyoming bankers associations, and served as a director of the Wyoming Bankers Association and president of the Colorado Bankers Association.

    Will F. Nicholson, Jr. is chairman of Rocky Mountain Bank Card System, a credit card company. In February 1995, he retired as chairman, chief executive officer and president of Colorado National Bankshares, Inc., a bank holding company. Mr. Nicholson serves as a director of Boys and Girls Clubs of Metro Denver; Columbia/HealthONE; the Colorado Golf Association; the National Western Stock Show Association; Downtown Denver Partnership; and the U.S. Chamber of Commerce. He is chairman of Visa, U.S.A., Inc. and a director of Visa International.

    J. Michael  (Mic) Powers has been  president of Powers  Masonry  Supply of
Cheyenne and Fort Collins and of Powers Products Co., a specialty construction company in Cheyenne and Denver, since 1974. A native of Cheyenne, Wyoming, Mr. Powers is a director of the American National Bank - Cheyenne. Mr. Powers is a 1965 graduate of the University of Arizona.

    Thomas E. Rodriguez is a CPA in Colorado and has been president and general manager of Thomas E. Rodriguez & Assoc., P.C., a certified public accounting firm, since 1985. He is a director of Mercy Housing, Inc. and Accurate Machining, Inc. He is a trustee of the Colorado Historical Foundation and the American Tax Policy Institute in Washington, D.C., as well as president of the Colorado Association of Hispanic CPAs and the Archdiocesan Finance Council of Denver. Mr. Rodriguez has served since 1982 as an Appeals Court Judge for the Selective Service System. Until 1993, he served as a director of the Federal Reserve Bank in Kansas City. He received a B.S. in Business and Accounting from Colorado State University.

    Rodney E. Slifer is a partner in Slifer, Smith & Frampton/Vail Associates Real Estate, LLC, a diversified real estate company. He has held this position since June 1994. From June 1989 to June 1994, he was a partner in Slifer, Smith & Frampton. He is currently a director of Alpine Banks of Colorado, a position he has held since 1983. Mr. Slifer is vice president and a board member of the Vail Valley Foundation, a director of Colorado Open Lands, a member of the Board of Governors of the University of Colorado Real Estate Center and serves as a director and president-elect of Colorado University Real Estate Council.

   W. Thomas Stephens served as chairman,  president and chief executive officer
of  Schuller   Corporation   (formerly  known  as  Manville   Corporation),   an
international manufacturing and natural resources company, until August 1996.
 Mr.  Stephens  was  elected  chief  financial   officer  and  executive  vice
president of Manville Corporation in 1984, president, chief executive officer and board member in 1986. He became chairman in June 1990. Mr. Stephens serves as a director of Mail Well, Stillwater Mining Company and The Denver Art Museum. He is a trustee of the Eagle Picher Settlement Trust and the Council for Economic Development. He is a member of The Business Roundtable, The Conference Board, the Arkansas Academy of Industrial Engineering and the University of Arkansas Advisory Council. Mr. Stephens received his B.S. and M.S. degrees in Industrial Engineering from the University of Arkansas.

    Robert G. Tointon is president and chief executive officer of Phelps-Tointon, Inc., a position he assumed in June 1989. Phelps-Tointon, Inc. is a specialty construction contractor and manufacturer formed by Mr. Tointon in June 1989 as a spin-off of certain assets of Phelps, Inc., where he served as president since 1982. Phelps-Tointon, Inc. has four operating divisions: Rocky Mountain Prestress, Southern Steel Company, Phelps-Tointon Millwork and Armor Safe Technologies. Mr. Tointon is a director of the Writer Corporation and a former director of Mountain Bell and Bank One of Colorado. Mr. Tointon is a member of the Greeley Rotary Club and the Colorado Forum.

    The Company has a standing Executive Committee which exercises, subject to limitations provided by law, all the authority of the Board of Directors in the management of the Company between the meetings of the Board of Directors. The Executive Committee did not meet during 1996.

    The Company has a standing Audit Committee, which held nine meetings during 1996. The functions of the Audit Committee are to select and recommend to the Board of Directors a firm of independent public accountants to audit annually the books and records of the Company and its consolidated subsidiary companies; to review the scope of such audit; to receive and review the audit reports and recommendations; to transmit such audit reports and recommendations to the Board of Directors; to review the internal control procedures of the Company and its consolidated subsidiary companies and recommend to the Board of Directors any changes deemed necessary in such procedures; and to perform such other functions as the Board of Directors from time to time may delegate to the Audit Committee.

    The Company has a standing Pension Investment Committee, which provides investment oversight for the assets of the Company's Employees' Retirement Plan and the Employees' Savings and Stock Ownership Plan. The Pension Investment Committee appoints executives responsible for the management of pension plan assets, and approves investment objectives and policy guidelines for them to follow. The Pension Investment Committee receives regular reports on the status of pension plan and savings plan assets and reports at least annually to the Board of Directors. The Pension Investment Committee held two meetings in 1996.

    The Company has a standing Compensation Committee, which reviews performance of and recommends salaries and other forms of compensation for executive officers. The Compensation Committee annually reviews the process of establishing salaries and wages of Company employees; reviews the process of management development and long-range planning for Company development; and reviews and makes recommendations regarding fees and other compensation for Directors. In addition, the Compensation Committee is responsible for the oversight of the Omnibus Incentive Plan, the appointment of an executive officer responsible for day-to-day management of such plan, and the approval of the guidelines for the granting of awards under the Omnibus Incentive Plan. The Compensation Committee met seven times during 1996.

    The following table sets forth certain information concerning the Executive Officers of the Company as of December 31, 1996:

Executive Officers                                        Initial Effective Date

D. D. Hock, Age 61  *
  Chairman of the Board...................................... February 28, 1989
  Chairman of the Board, Cheyenne Light, Fuel and
      Power Company ......................................... September 21, 1988
  Chairman of the Board, Fuel Resources Development Co....... March 22, 1989
  Chairman of the Board, 1480 Welton, Inc.................... September 26, 1988
  Chairman of the Board, PSR Investments, Inc................ March 22, 1990
  Chairman of the Board, PS Colorado Credit Corporation...... March 22, 1990
  Chairman of the Board, Green and Clear Lakes Company....... December 6, 1988
  Chairman of the Board, WestGas InterState, Inc............. April 22, 1993
  Chairman of the Board, Natural Fuels Corporation........... June 11, 1993
  Chairman of the Board, e prime, inc........................ January 30, 1995
  Chairman of the Board, Young Gas  Storage Company.......... June 27, 1995
  Company Service: September, 1962

Wayne H. Brunetti, Age 54
  President ................................................. June 28, 1994
    and Chief Executive Officer.............................. January 1, 1996
  President, 1480 Welton, Inc................................ March 29, 1996
  President, PSR Investments, Inc............................ March 29, 1996
  President, PS Colorado Credit Corporation.................. March 29, 1996
  President, WestGas InterState, Inc......................... April 19, 1995
  President, Fuel Resources Development Co................... April 27, 1995
  President, Natural Fuels Corporation....................... April 25, 1996
  President, Green and Clear Lakes Company................... December 5, 1995
  Company Service: June, 1994

Richard C. Kelly, Age 50
  Senior Vice President, Finance, Treasurer..................  June 28, 1994
    and Chief Financial Officer..............................  January 23,1990
  President and Treasurer, New Century Energies, Inc.........  August 21, 1995
  Vice President, Fuel Resources Development Co..............  April 26, 1990
  Treasurer, Fuel Resources Development Co...................  August 5, 1994
  Vice President, PSR Investments, Inc.......................  September 22,1986
  Vice President, PS Colorado Credit Corporation.............  March 30, 1987
  Treasurer, Cheyenne Light, Fuel and Power Company..........  July 15, 1994
  Treasurer, 1480 Welton, Inc................................  July 15, 1994
  Treasurer, Green and Clear Lakes Company...................  July 15, 1994
  Treasurer, WestGas InterState, Inc.........................  July 15, 1994
  Vice President and Treasurer, e prime inc..................  January 30, 1995
  Vice President and Treasurer, Young Gas Storage Company....  June 27, 1995
  Company Service: May, 1968

Patricia T. Smith, Age 49
  Senior Vice President and General Counsel..................  December 5, 1994
  Company Service: December, 1994

W. Wayne Brown, Age 46
  Controller.................................................  November 24, 1987
  Corporate Secretary........................................  November 23, 1993
  Secretary, Cheyenne Light, Fuel and Power Company.........   December 15, 1993
  Secretary, 1480 Welton, Inc. ..............................  December 16, 1993
  Secretary, PSR Investments, Inc. ..........................  December 16, 1993
  Secretary, PS Colorado Credit Corporation..................  December 16, 1993
  Secretary, Green and Clear Lakes Company...................  December 7, 1993
  Secretary, Fuel Resources Development Co...................  January 27, 1994
  Secretary, WestGas InterState, Inc.........................  May 2, 1994
  Secretary, e prime, inc....................................  January 30, 1995
  Secretary, Young Gas Storage Company.......................  June 27, 1995
  Company Service: June, 1972

A. Clegg Crawford, Age 64 **
  Vice President, Engineering and Operations Support.........  June 28, 1994
  Company Service: May, 1989

Ross C. King, Age 55
  Vice President, Gas and Electric Distribution..............  June 28, 1994
  President, Cheyenne Light, Fuel and Power Company..........  July 15, 1994
  Company Service:  February, 1966

Earl E. McLaughlin, Jr., Age 56
  Vice President, Retail Energy Services.....................  June 28, 1994
  Vice President, Cheyenne Light, Fuel and Power Company.....  March 24, 1994
  Company Service: August, 1960

Ralph Sargent III, Age 47
  Vice President, Production and System Operations...........  June 28, 1994
  Company Service:  July, 1978

Marilyn E. Taylor, Age 54
  Vice President, Human Resources............................  June 28, 1994
  Company Service: December, 1987

      * On February 28, 1997, Mr. Hock retired from the Company.
      ** On February 7, 1997, Mr. Crawford retired from the Company.

      Each of the above executive officers, except Mr. Brunetti and Ms. Smith, has been employed by the Company and/or its subsidiaries for more than five years in executive or management positions. Prior to election to the positions shown above and since January 1, 1992:

Mr. Hock has been Chief Executive Officer and President;

Mr. Brunetti has been Chief Operating Officer of the Company and President and Chief Executive Officer of Management Systems International from June 1991 through July 1994;

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

      Compliance With Section 16(a) of the Securities Exchange Act

     Based solely upon a review of Forms 3, 4 and 5 and written representation furnished to the Company, the Company believes that all Directors and Officers, with one exception, filed in a timely manner their reports required under
Section 16(a) of the Securities Exchange Act of 1934, as amended. Mr. Ralph Sargent filed one late report relating to the exercise of stock options.

Item 11.  Executive Compensation

     The Compensation Committee of the Board of Directors (the "Committee") is composed entirely of outside Directors. The Board has delegated to the Committee the responsibility for establishing and administering the Company's base salary system, executive annual and long-term incentive compensation plans, and benefit programs. A primary objective of the Committee regarding executive compensation is to provide a total compensation package which, as a whole, will enable the Company to attract, retain and motivate a high-quality executive management team that will be focused on enhancing shareholder value. Information concerning the Omnibus Incentive Plan and required Executive Compensation disclosures are summarized below.

Annual Incentives

     Executives have the opportunity to earn annual incentive awards under the Omnibus Incentive Plan. The purpose of these awards is to promote the achievement of Company financial and strategic objectives which are designed to benefit shareholders and customers, focus executive attention on pre-established goals, and recognize individual performance while fostering team performance. The Committee believes that annual incentive awards serve to communicate Company goals to the executives and motivate executives not only to achieve but also potentially to exceed these goals. The Committee further believes that having a significant portion of executive compensation at risk fosters meeting these goals.

     In 1996, target awards were set for 10 executive officers, including all named Executive Officers. Target awards are expressed as a percentage of base salary, which in 1996 was 40% for Mr. Hock, 45% for Mr. Brunetti (as the new
CEO) and ranged from 25% to 35% for all other named Executive Officers. The target award for Messrs. Hock and Brunetti were below the median level in the utility industry. Similarly, targets for the other named Executive Officers were in line with or below median levels in the utility industry.

     Each executive earns the right to receive an award if pre-established corporate goals (based on earnings per share) are met. The award is adjusted up or down accordingly based on corporate performance above or below the pre-established goals. Actual annual incentive awards for 1996 for the named Executive Officers were calculated based on corporate performance that was above target earnings per share which resulted in awards based on 124 percent of the target amount. In addition, the Committee may adjust these awards based on its assessment of business unit and individual performance. This assessment focuses on factors such as customer service, actual resource allocations relative to budget, other strategic business unit factors, and individual performance; however, formal weightings are not assigned to these factors. Achievement of 100 percent of goals would result in the target amount, with achievement of between 80 and 120 percent of goals resulting in a lesser or greater award. Actual awards are payable in cash or a combination of restricted stock and cash at the discretion of the Committee.

Stock Options

     Stock options were granted in 1996 to 10 executives, including all named Executive Officers. The grants were made under the Omnibus Incentive Plan and are designed to link the interests of executives to improvement in long-term shareholder value. Award levels, when combined with other long-term incentive awards, are targeted to deliver compensation at the 50th percentile in the utility industry.

     Stock options vest ratably during the three-year period immediately following the date of grant. If vested, they may be exercised any time during the ten-year period following the date of grant. The stock option grants made to the Executive Officers are based on the value of the stock on the date of grant, competitive practices, and individual contributions. No formal weightings have been established for these criteria.

Dividend Equivalents

     To further strengthen the tie between executive compensation and shareholder value, the 10 executives who received stock options were granted a target number of dividend equivalents under the Omnibus Incentive Plan. Payment of the dividend equivalents is subject to the achievement of earnings per share goals over a three-year performance period. The goals are established on an annual basis and are the same as those used for annual incentive awards. Attainment of 90 percent of the earnings per share goals represents the threshold at which 50 percent of the awarded dividend equivalents can be earned. Attainment of the target earnings per share goals (100%) will result in the executive earning 100 percent of the dividend equivalents awarded for that particular performance period. The maximum amount of dividend equivalents (150%) will be earned if at least 110 percent of the earnings per share goals are attained. Performance is assessed each year and, based on the schedule described above, a percentage award is calculated. Payment of dividend equivalents is dependent upon the average of the annual percentage awards during the entire performance period. In determining the average for the three-year period, any year in which the minimum performance (threshold) is not achieved, the percentage award is included as zero. Although the Company's achievement of 124 percent of the established goal in 1996 resulted in an annual award, the actual percentage of dividend equivalents granted in 1996 which ultimately will be paid, is dependent on performance during each year of the entire 1996 to 1998 performance period.

     The dividend equivalent amounts paid in early 1997, which are reported in the Summary Compensation Table, reflect performance during 1994, 1995, and 1996. Average performance during those years was slightly above target and resulted in awards of approximately 108 percent of target.

     The number of dividend equivalents granted to the Executive Officers was based on the number of unvested stock options from 1994, 1995, and 1996. Stock option and dividend equivalent grants for 1996 for the Chief Executive Officer and the named Executive Officers as a group remained below the 50th percentile.


================================================================================
                          Summary Compensation Table
================================================================================
                                   Annual Compensation           Long-Term Compensation                   All
  Name and Principal                                                                                     Other
       Position                                                                                          Compen-
                                                                                                         sation
                                                                                                        ($)(d)(e)
                              --------------------------------------------------------------------
                        Year                                          Awards               Payouts
                                                             -------------------------------------
                              Salary   Bonus($)       Other  Restricted      Securities     LTIP
                               ($)      (a)          Annual    Stock         Underlying     Payouts
                                                     Compen-   Awards          Options/       ($)
                                                     sation  ($)(a)(c)         SAR's(#)
                                                     ($)(b)
-------------------------------------------------------------------------------------------------------------------
Delwin D. Hock (e)      1996  $450,020  $256,820              $      0          30,220      $82,658      $4,092,585
Chairman of the Board   1995   446,352   225,440                     0          26,500       45,289          22,318
                        1994   428,014   197,648                     0          22,700       17,160          19,260
-------------------------------------------------------------------------------------------------------------------
Wayne H. Brunetti       1996   400,018   256,820                     0          16,800       30,129          20,001
President and Chief     1995   330,838   150,448                74,992          14,700            0           6,917
Executive Officer       1994   148,320    58,251               123,085          17,000            0               0
--------------------------------------------------------------------------------------------------------------------
Richard C. Kelly        1996   238,339   120,820                     0          10,950       29,388          11,917
Sr. V.P. Finance,       1995   227,503   100,457                49,983           9,600       15,619          11,375
Treasurer and           1994   215,005    49,970                24,756           8,200        5,631          10,362
Chief Financial Officer
-------------------------------------------------------------------------------------------------------------------
Patricia T. Smith       1996   225,842    94,944                     0           9,300            0          11,292
Sr. V.P. and General    1995   220,018    49,782                24,658           8,150            0               0
Counsel                 1994    15,834         0                21,563               0            0               0
-------------------------------------------------------------------------------------------------------------------
A. Clegg Crawford (f)   1996   182,347    58,770                     0           4,650       15,459           9,117
V.P. Engineering and    1995   172,841    33,791                16,649           4,050        8,585           8,642
Operations Support      1994   167,000    27,165                13,335           4,200        3,175           4,755
===================================================================================================================

(a) The amounts shown in the "Bonus" column for 1996 represent the cash awards earned under the Omnibus Incentive Plan for financial performance in 1996. These awards were paid in February 1997. In accordance with the plan guidelines, the entire award amount can be paid in cash or a combination of cash and restricted stock. At the election of each executive officer, all or a portion of the award may be deferred into the Executive Savings Plan ("ESP"). In 1996, no executive officers elected this deferral option. In 1995 and 1994, Mr. Hock elected to defer the entire award into the ESP and, accordingly, both the cash portion and the value of the restricted stock portion of Mr. Hock's 1995 and 1994 awards are reflected in the "Bonus" column. In addition, under the 1996 Employee Incentive Plan, Mr. Hock, Mr. Brunetti, Mr. Kelly and Ms. Smith received a bonus of $820 and Mr. Crawford received a bonus of $620.

(b) Perquisites and other personal benefits do not exceed the lesser of either $50,000 or 10% of the total annual salary and bonus reported for the named Executive Officers.

(c) The amounts shown in the "Restricted Stock Awards" column reflect the value of all restricted stock awards made under the Omnibus Incentive Plan described in footnote (a).

    Aggregate restricted stock holdings as of December 31, 1996 (including restricted stock held at year end which vested February 21, 1997) are as follows: Mr. Brunetti held 6,681 ($259,724) shares of restricted stock; Mr. Kelly held 2,238 ($87,002) shares of restricted stock; Ms. Smith held 1,452 ($56,447) shares of restricted stock and Mr. Crawford held 913 ($35,493) shares of restricted stock. The restrictions on the shares held by Mr. Crawford lapsed at the date of his retirement on February 7, 1997. The value of the shares reported in this paragraph were calculated using the Company's 1996 year end stock price of $38.875.

    Dividends are paid on restricted stock when and as paid on the Company's Common Stock. Restrictions lapse two years from the date of grant or at the date of retirement, if earlier.

(d) The amounts represented in the "All Other Compensation" column, except for the additional compensation to Mr. Hock as disclosed in footnote (e), reflect the total of the matching contributions made under the Company's Employees' Savings and Stock Ownership Plan (the "ESOP") and the matching contributions provided by the ESP. The ESP allows the named executives to receive credits for Company contributions to which they would be entitled under the ESOP if pre-tax deferral contributions were not limited by federal income tax laws. In accordance with the provisions of the ESP for Mr. Kelly, the 1994 amount also includes Company contributions for the years 1989, 1990 and 1991. In 1996, the value of contributions made under the ESOP to Executives Hock, Brunetti, Kelly, Smith and Crawford was $7,000. The value of the contributions made under the ESP in 1996 to Executives Hock, Brunetti, Kelly, Smith and Crawford were $15,501, $13,001, $4,917, $4,292 and $2,117 respectively.

(e) During the third quarter of 1996, the Compensation Committee recommended and the Board of Directors of the Company approved the payment of compensation to Mr. Hock, to be determined under the same terms contained in his severance agreement dated August 22, 1995 (see discussion in "Employment Contracts and Change in Control Arrangements" and in Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT - "Changes in Control"). The Company accrued this obligation in 1996. On February 28, 1997, Mr. Hock retired from the Company and was paid the compensation referred to above in the amount of $4,070,084, including three future years compensation and the reimbursement of certain taxes.

(f) On February 7, 1997, Mr. Crawford retired from the Company (see disclosures in "Employment Contracts and Change in Control Arrangements").

===============================================================================
                    Option/SAR Grants in Last Fiscal Year
===============================================================================
                                Individual Grants
         Name
                        --------------------------------------------------------
                         Number of
                        Securities
                        Underlying  % of Total
                         Options/   Options/SARS  Exercise
                           SARS     Granted to    or Base            Grant Date
                          Granted    Employees    Price   Expiration  Present
                          (#)(a)        in        ($/Sh)    Date       Value
                                    Fiscal year                       ($)(b)
--------------------------------------------------------------------------------
Delwin D. Hock               30,220      19.09%  $35.125   2/27/06    $130,271
--------------------------------------------------------------------------------
Wayne H. Brunetti            16,800      10.61%  $35.125   2/27/06     $72,421
--------------------------------------------------------------------------------
Richard C. Kelly             10,950       6.92%  $35.125   2/27/06     $47,203
--------------------------------------------------------------------------------
Patricia T. Smith             9,300       5.88%  $35.125   2/27/06     $40,090
--------------------------------------------------------------------------------
A. Clegg Crawford             4,650       2.94%  $35.125   2/27/06     $20,045
===============================================================================

(a) All options were granted to executive officers by the Compensation Committee of the Board of Directors on February 27, 1996. The options vest and are exercisable only to the extent of 33 1/3% on the first anniversary date of the grant and to the same extent on the second anniversary and third anniversary. Such rights to exercise are cumulative to the extent not exercised. All options expire 10 years from the date of grant. In accordance with the terms of the Omnibus Incentive Plan, all unexercisable options vest 100% immediately upon a change in control and the Merger, when effective, qualifies as a change in control condition. All outstanding stock options on the effective date of the Merger will be exchanged for stock options of NCE. Additionally, unexercisable options become exercisable at the date of retirement.

(b) These amounts represent a theoretical present valuation based on the Black Scholes Option Pricing Model as adjusted for dividends. The values in the column are estimated based on an option value of $4.31. The option value was derived using the following assumptions:

    1.the time to exercise is the option life of 10 years;
    2.the risk free rate is 6.21%, the interest rate on 10-year treasury strips as quoted in the Federal Reserve Statistical Release for February 1996;
    3.the option strike price is $35.125;
    4.the stock price at grant date is $35.125;
    5.the standard  deviation of PSCo Common Stock,  which is a measure of the volatility of the stock, is 11.95%; and
    6.future dividends are assumed to be $.525 per quarter through the second quarter of 1997. The dividends are then assumed to increase to $.58 per quarter over the life of the options. The dividends are discounted at a rate of 11.00%.

    Executives may not sell or assign these options, which have value only to the extent of future stock price appreciation. These amounts or any of the assumptions should not be used to predict future performance of stock price or dividends.

================================================================================
             Aggregated Option/SAR Exercises in Last Fiscal Year
                        and FY-End Option/SAR Values
================================================================================
                                                    Number of     Value of
                                                    Securities   Unexercised
                                                    Underlying   In-the-Money
                                                   Unexercised   Options/SARS
                                                   Options/SARs   at FY-End
                                                    at FY-End      ($) (a)
                                                       (#)
                                                   ------------- ------------
          Name             Shares        Value     Exercisable/  Exercisable/
                          Acquired     Realized    Unexercisable Unexercisable
                             on           ($)
                          Exercise
                             (#)
--------------------------------------------------------------------------------
 Delwin D. Hock (b)                0      $     0       38,543/    $382,326/
                                                         55,454      340,427
--------------------------------------------------------------------------------
 Wayne H. Brunetti (c)        10,566      $72,049        5,667/     $69,421/
                                                         32,267      216,946
--------------------------------------------------------------------------------
 Richard C. Kelly (c)              0           $0       13,867/    $137,487/
                                                         20,083      123,251
--------------------------------------------------------------------------------
 Patricia T. Smith (c)             0           $0        2,717/     $23,434/
                                                         14,733       81,735
--------------------------------------------------------------------------------
 A. Clegg Crawford (b)             0           $0        6,960/     $69,501/
                                                          8,750       54,550
================================================================================

(a) Option values were calculated with the closing stock price on December 31, 1996, of $38.875.

(b) All unexercisable options outstanding at the date of retirement became exercisable.

(c) All unexercisable options outstanding on the effective date of the Merger become exercisable.

================================================================================
            Long-Term Incentive Plans - Awards in Last Fiscal Year
================================================================================
          Name           Number    Performance  Estimated Future Payouts Under
                         of        or Other     Non-Stock Price-Based Plans
                         Shares,   Period
                         Units     Until
                         or        Maturation
                         Other     or Payout
                         Rights
                          (a)(#)
                                              ---------- ----------- ----------

                                              Threshold    Target     Maximum
                                               ($ or #)   ($ or #)    ($ or #)
--------------------------------------------------------------------------------
 Delwin D. Hock (b)       55,454    1/1/96
                                     thru      $56,563    $113,126   $169,689
                                   12/31/98
--------------------------------------------------------------------------------
 Wayne H. Brunetti        32,267    1/1/96
                                     thru      $32,912    $ 65,825   $ 98,737
                                   12/31/98
--------------------------------------------------------------------------------
 Richard C. Kelly         20,083    1/1/96
                                     thru      $20,485    $ 40,969   $ 61,454
                                   12/31/98
--------------------------------------------------------------------------------
 Patricia T. Smith        14,734    1/1/96
                                     thru      $15,029    $ 30,057   $ 45,086
                                   12/31/98
--------------------------------------------------------------------------------
 A. Clegg Crawford (c)    8,750     1/1/96
                                     thru      $ 8,925    $ 17,850   $ 26,775
                                   12/31/98
================================================================================

(a)Dividend equivalents are granted under the Omnibus Incentive Plan. Dividend equivalents entitle the recipient to the cash amount equal to the average of the dividends paid over the performance cycle at the then current dividend rate multiplied by the number of units granted. Dividend equivalents are earned, if at all, at the end of a three-year performance period depending upon achievement of Earnings Per Share goals over the performance period. The Target represents the amount to be awarded if 100% attainment of the goal is achieved. Threshold represents the amount to be awarded if 90% of the goal is achieved, and Maximum represents the amount to be awarded if 110% of the goal is attained. Additional dividend equivalents may be granted each year by the Compensation Committee. In accordance with the terms of the Omnibus Incentive Plan, dividend equivalents vest at the target level immediately upon the effective date of the Merger.

(b)Certain amounts were paid on February 28, 1997, as discussed in footnote (e) of the Summary Compensation Table.

(c)Certain amounts vested upon retirement.

    The following table shows the estimated pension benefits payable to a covered participant at normal retirement age under the Employees' Retirement Plan ("Retirement Plan") and the Supplemental Executive Retirement Plan ("SERP").

================================================================================
                         Pension Plan Table
================================================================================
   Remuneration                   Years of Service
                             15                 20   25 or more years
--------------------------------------------------------------------------------
       $100,000         $54,375            $65,000            $65,000
        125,000          67,969             81,250             81,250
        150,000          81,562             97,500             97,500
        175,000          93,750            113,750            113,750
        200,000         105,938            130,000            130,000
        225,000         118,125            146,250            146,250
        250,000         130,313            162,500            162,500
        300,000         154,688            195,000            195,000
        400,000         203,438            260,000            260,000
        450,000         227,813            292,500            292,500
        500,000         252,188            325,000            325,000
        600,000         300,938            390,000            390,000
================================================================================

    The Retirement Plan portion of the amounts listed in the table is calculated based on the following formula: 1.5% of average final compensation multiplied by years of credited service.

    Average final compensation is based on the highest average of three consecutive years compensation. For the named Executive Officers, such covered compensation is reflected in the Salary column of the Summary Compensation Table. Federal regulations require that for the 1996 plan year no more than $150,000 in compensation be considered for the calculation of retirement benefits from the Retirement Plan, and the maximum amount paid from a qualified defined benefit plan cannot exceed $120,000, as of January 1, 1997. Benefits are calculated on a straight life annuity basis. The benefit amounts under the Retirement Plan are not subject to any deduction for Social Security benefits or other offset amounts.

    The number of years of service credited under the Retirement Plan as of December 31, 1996, were 34 years for Mr. Hock, 2 years for Mr. Brunetti, 28 years for Mr. Kelly, 2 years for Ms. Smith, and 8 years for Mr. Crawford (see "Employment Contracts and Change in Control Arrangements" for Mr. Brunetti, Ms. Smith and Mr. Crawford). Mr. Crawford is not a member of the SERP. There is no maximum number of years of credited service for calculation of benefits under the Retirement Plan.

   The SERP is a non-qualified supplemental pension plan for designated executive officers that provides increased benefits including those that would otherwise be denied because of certain Internal Revenue Code limitations on qualified benefit plans. As of December 31, 1996, there were 9 executive officers participating in the SERP, including the named Executive Officers (with the exception of Mr. Crawford). Benefits under the SERP are calculated such that, when added to the maximum benefits payable under the Retirement Plan, benefits will equal 65% of the participant's base salary at the participant's normal retirement date (age 65 or such earlier date as the participant is eligible and elects to retire with full benefits under the Retirement Plan). For executives who became participants in the SERP after March 26, 1991, the SERP benefits accrue over a 20-year period. Benefits are paid for 20 years with a 50% survivor benefit if death occurs sooner. The benefit amounts under the SERP are not subject to any deduction for Social Security benefits or other offset amounts.

   Although no decision has yet been finalized, it is expected that replacement plans will be adopted, as applicable, for supplemental retirement, deferred compensation, incentive compensation and certain other plans for executive officers when the Merger is effective.

Compensation of Directors

    Each Director who is not an officer is currently paid a fee of $24,000 per annum. Effective January 1, 1994, each non-officer Director is paid an additional attendance fee of $500 for each Board and committee meeting that such Director attends, with committee chairpersons receiving $750 per meeting of their respective committees that they attend.

    Effective January 26, 1988, the Company adopted a modified tenure policy for Directors, as amended. The primary purpose of the policy is to assure the continued availability to the Company of the varied experience of the Directors after their retirement. Under the provisions of the policy, and in consideration of the Directors' agreement to provide advice and counsel to the Board as requested, all Directors retiring after January 26, 1988, will be paid a monthly retainer equal to the base fee being paid to outside Directors at the time of their retirement. This retainer will be paid for 10 years or life, whichever is less. In addition, any outside Director who has served as a Director for a minimum of 10 years and who does not seek re-election for reasons other than physical or mental disability, the pressure of other duties, or similar reasons, shall also be paid this retainer.

    On January 1, 1994, the "Directors' Voluntary Deferral Plan" became effective. This non-qualified plan allows Directors to defer receipt of retention fees and/or meeting fees on a pre-tax basis. Messrs. McKinley, Nicholson, Rodriguez, and Tointon have elected to participate.

Employment Contracts and Change in Control Arrangements

    The Company has entered into severance agreements (the "PSCo Severance Agreements") with certain key employees, including Messrs. Hock, Brunetti and Kelly and Ms. Smith (each, an "Employee"), as amended. The PSCo Severance Agreements provide that if the Employee's employment is terminated by the Company for any reason other than cause, death or disability, or by such Employee in the event of constructive discharge at any time during the coverage period, the Company will pay the Employee a severance benefit equal to three years' compensation and the Employee will continue to receive welfare benefits and perquisites until the earlier of (i) three years after termination or (ii) 24 months after a 13th-Month Trigger. The 13-month Trigger permits the Employee to elect to terminate employment for any reason during the 30-day period following the one-year anniversary of a change in control (as defined in the PSCo Severance Agreements) and receive a severance benefit equal to two years' compensation. In addition, the Company will (i) pay such Employee the present value of the benefits that would have accrued under the qualified retirement plans in place and operational on the date of termination as if such Employee had received credit for the three-year period of severance, (ii) treat such Employee as if he or she had continued to accrue benefits under the Company's SERP during the three-year period of severance and (iii) treat such Employee as if he or she were employed by the Company during the three-year period of severance for purposes of exercising stock options.

    The Company entered into an employment agreement with Mr. Hock for a term ending January 31, 1997, as amended. Mr. Hock's agreement provided for a base salary of not less than $428,000 plus an annual target bonus opportunity of not less than 40% of base salary and an annual stock option award opportunity of not less than 160% of base salary.

    The Company has entered into an employment agreement with Mr. Brunetti for a term ending July 17, 1997, as amended. Mr. Brunetti's agreement provides for a single lump sum cash sign-on bonus in the gross amount of $25,000 in addition to the issuance of 4,000 shares of restricted stock of the Company. The agreement also provides for a base salary of not less than $325,000 plus an annual target bonus opportunity of not less than 35% of base salary and an annual stock option award opportunity of not less than 140% of base salary. Upon the commencement of employment with the Company, Mr. Brunetti was also issued stock options for 17,000 shares of stock of the Company. Mr. Brunetti's agreement also provides that Mr. Brunetti will participate in the SERP and will be entitled to full benefits upon retirement at age 65.

    The Company has entered into an employment agreement with Ms. Smith for a term ending December 4, 1997, as amended. The agreement provides for a single lump sum cash sign-on bonus in the gross amount of $20,000 in addition to the issuance of 750 shares of restricted stock of the Company. The agreement also provides for a base salary of not less than $220,000 plus an annual target bonus opportunity of not less than 30% of base salary and an annual stock option award opportunity of not less than 115% of base salary. Ms. Smith's agreement also provides that Ms. Smith will participate in the SERP and will be entitled to full benefits upon retirement at age 65.

    Upon termination of Mr. Hock's, Mr. Brunetti's, or Ms. Smith's employment after a Change in Control (as defined in their respective agreements), such individual will receive the greater of the payments he or she would otherwise be entitled to receive under their agreements, including tax-free reimbursement of any excise taxes paid thereunder, or the payments provided for in his or her respective severance agreements, as described above. Termination of employment with the Company to become an employee of a corporation which owns 100% of the Company will not be considered a termination of employment for purposes of these agreements. If the Company terminates Mr. Hock's, Mr. Brunetti's, or Ms. Smith's employment without cause, or such individual terminates his or her employment for good reason (each as defined in the agreements), such individual shall receive (i) his or her base salary for the remainder of the term of his or her agreement, (ii) the greater of the target or actual annual bonus paid for such year of termination for the remaining term of his or her agreement, (iii) an immediate vesting of all outstanding incentive awards and the economic equivalent of any long-term awards he or she would have received during the remaining term of his or her agreement, (iv) additional credit under the SERP for the remaining term of his or her agreement, (v) additional contributions under the ESP that he or she would have received for the remaining term of his or her agreement, (vi) continued welfare benefits for the remaining term of his or her agreement, and (vii) a payment equal to the present value of the benefits he or she would have received under all then existing qualified retirement plans had he or she received credit for the remaining term of his or her agreement.

      Effective March 1, 1994, the Company entered into an employment agreement with Mr. Crawford pursuant to which he would receive severance benefits if his employment is terminated because his position is eliminated. Additionally, if Mr. Crawford's employment is terminated or he retires after his attainment of age 62, he would be entitled to benefit payments such that his total benefit payment under the Retirement Plan and the employment agreement equals 40% of his monthly rate of salary at the time of termination/retirement for a period of 20 years. On February 7, 1997, Mr. Crawford retired at age 65 after effecting the termination provisions of his employment agreement. Mr. Crawford was paid severance benefits equal to 26 weeks pay totaling $92,007 and began receiving other benefit payments, as discussed above, totaling $70,348 annually (includes $56,240 annually under the employment agreement). Upon Mr. Crawford's death, his beneficiary will receive 50% of the benefit payments described above for the remainder of such 20-year period.

      In accordance with the stipulation and agreement which was approved in connection with the CPUC's approval of the Merger, amounts paid under the PSCo Severance Agreements are not recoverable merger related costs. This regulatory treatment is similar to the treatment allowed in other transactions of this type.

Compensation Committee Interlocks and Insider Participation

    During  1996,  the  following   Directors   served  on  the   Compensation
Committee: Dr. Doris M. Drury, Collis P. Chandler, Jr., George B. McKinley, Will F. Nicholson, Jr., W. Thomas Stephens and Robert G. Tointon. None of these Directors are or have been an officer or employee of the Company or any of its subsidiaries. Mr. Tointon was involved in transactions with a subsidiary of the Company. For a description of these transactions, see Item
13. "CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS".

Item 12.  Security Ownership of Certain Beneficial Owners and Management

Security Ownership of Management and Directors as of February 28, 1997 (a)

================================================================================
 Title of Class   Name of Beneficial Owner      Amount and      % of
       (b)                                       nature of       Class
                                                beneficial        (e)
                                               ownership (d)
--------------------------------------------------------------------------------
 Common Stock     Wayne H. Brunetti                  34,342(f)
--------------------------------------------------------------------------------
 Common Stock     Collis P. Chandler, Jr.(1)            10,229
--------------------------------------------------------------------------------
 Common Stock     Dr. Doris M. Drury                     1,792
--------------------------------------------------------------------------------
 Common Stock     Thomas T. Farley (2)                   3,161
--------------------------------------------------------------------------------
 Common Stock     Gayle L. Greer                           995
--------------------------------------------------------------------------------
 Common Stock     A. Barry Hirschfeld (3)                4,780
--------------------------------------------------------------------------------
 Common Stock     Delwin D. Hock (4)                138,001(f)
--------------------------------------------------------------------------------
 Common Stock     George B. McKinley                     1,000
--------------------------------------------------------------------------------
 Common Stock     Will F. Nicholson, Jr.(5)              2,143
--------------------------------------------------------------------------------
 Common Stock     J. Michael Powers                      5,480
--------------------------------------------------------------------------------
 Common Stock     Thomas E. Rodriguez (6)                1,942
--------------------------------------------------------------------------------
 Common Stock     Rodney E. Slifer                      10,737
--------------------------------------------------------------------------------
 Common Stock     W. Thomas Stephens                     4,586
--------------------------------------------------------------------------------
 Common Stock     Robert G. Tointon (7)                  5,000
--------------------------------------------------------------------------------
 Common Stock     Richard C. Kelly (8)               28,986(f)
--------------------------------------------------------------------------------
 Common Stock     Patricia T. Smith                  10,182(f)
--------------------------------------------------------------------------------
 Common Stock     A. Clegg Crawford                  11,662(f)
--------------------------------------------------------------------------------
 Common Stock     Directors & Executive             327,269(f)
                  Officers
                  as a Group (c)
================================================================================

Notes

(a) As of February 28, 1997, the Company is not aware of any persons who beneficially own more than 5% of the Company's Common Stock.

(b) Common Stock listed in the table represents the Company's Common Stock, $5 par value.

(c)  There are a total of 22 Executive Officers and Directors.

(d) The common shares represented above include those shares, if any, held under the Company's ESOP.

(e) On February 28, 1997, the percentage of shares beneficially owned by any Director or named Executive Officer, or by all Directors and Executive Officers as a group, does not exceed one percent of the class of securities described above.

(f) The number of shares includes those which the following have the right to acquire as of February 27, 1997 through the exercise of vested options granted under the Omnibus Incentive Plan: Mr. Hock, 112,497 shares; Mr. Brunetti, 16,167 shares; Mr. Kelly, 23,450 shares; Ms. Smith, 8,533 shares; Mr. Crawford, 8,750 shares; and all Executive Officers as a group, 196,748 shares. There are 102,884 unexercisable options held by all Directors and Executive Officers as a group outstanding at February 28, 1997 and on the effective date of the Merger, these options will become exercisable.

     Unless otherwise specified, each Director and named Executive Officer has sole voting and sole investment power with respect to the shares indicated.

(1) Mr. Chandler's wife owns 308 of these shares, ownership of which Mr. Chandler disclaims. In addition, Mr. Chandler shares investment power with Chandler-Simpson, Inc., of which he is President, with respect to 5,143 of these shares.

(2) Included in the total amount are 2,565 common shares held in a family trust of which Mr. Farley is beneficiary. Mr. Farley has no voting power but shares investment power with respect to these shares.

(3) Mr. Hirschfeld's wife owns 1,231 of these shares; Mr. Hirschfeld disclaims ownership of these shares.

(4) Mr. Hock shares voting and investment power with his wife with respect to 21,557 of these shares.

(5) Mr. Nicholson's wife owns 500 of these shares; Mr. Nicholson disclaims ownership of these shares.

(6) Mr. Rodriguez's wife is custodian and has sole investment and voting power for their minor children with regard to 1,040 of these shares. Also, Mr. Rodriguez's wife owns 365 of these shares; Mr. Rodriguez disclaims ownership of these 1,405 shares.

(7) Mr. Tointon shares voting and investment power with respect to these shares with Phelps-Tointon, Inc., of which he is President and Chief Executive Officer.

(8) Mr. Kelly's wife owns 263 of these shares; Mr. Kelly disclaims ownership of these shares.

Changes in Control

      It is expected that the Merger will be completed in the second quarter of 1997 (see Note 3. Merger and Note 9. Commitments and Contingencies Regulatory Matters in Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA). The Merger, when effective, will result in a change in control and, accordingly, certain benefits under the Omnibus Incentive Plan will vest and become payable, as provided in the plan, and certain provisions under employment contracts and the PSCO severance agreements will be triggered as disclosed in Item 11. EXECUTIVE COMPENSATION.

Item 13.  Certain Relationships and Related Transactions

      Fuelco, a dissolved Colorado corporation and a wholly-owned subsidiary of the Company, had previously entered into an agreement with The San Juan Basin Consortium, Ltd. (of which Mr. Tointon and his affiliates were members) to purchase and further develop various oil and gas properties. Fuelco's working interest in these properties ranged from 50% to 100%. These properties were sold by Fuelco, Mr. Tointon and his affiliates on July 1, 1996, effective as of January 1, 1996, for approximately $27 million. Fuelco's properties were sold at approximately book value.

                                  SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Public Service Company of Colorado has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the 25th day of March, 1997.

                                          PUBLIC SERVICE COMPANY OF COLORADO

                                          By      /s/R. C. Kelly
                                          ---------------------------------
                                                   R. C. KELLY
                                             Senior Vice President,
                                             Finance, Treasurer and
                                             Chief Financial Officer


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Public Service Company of Colorado and in the capacities and on the date indicated.


   Signature                      Title                          Date
--------------------------------------------------------------------------------

/s/W. H. Brunetti
____________________________   Principal Executive            March 25, 1997
W. H. Brunetti                 Officer and Director
President and
Chief Executive Officer


/s/R. C. Kelly
_____________________________  Principal Financial Officer    March 25, 1997
R. C. Kelly
Senior Vice President,
Finance, Treasurer and
Chief Financial Officer


/s/W. Wayne Brown
_____________________________  Principal Accounting Officer   March 25, 1997
W. Wayne Brown
Controller and
Corporate Secretary