Form 10-Q
period 1997-03-31
PUBLIC SERVICE CO OF COLORADO
filed 1997-05-14
CIK 81018

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended March 31, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
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

      At May 9, 1997, 65,433,203 shares of the registrant's Common Stock, $5.00 par value (the only class of common stock), were outstanding.



================================================================================

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l.Financial Statements ...............................................  1

Item 2.Management's Discussion and Analysis of Financial Condition
          and Results of Operations ....................................... 15


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 19

Item 6.  Exhibits and Reports on Form 8-K.................................. 19

SIGNATURE.................................................................. 20

EXHIBIT INDEX.............................................................. 21

EXHIBIT 12(a).............................................................. 22

EXHIBIT 12(b).............................................................. 23

EXHIBIT 15 ................................................................ 24















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

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                                    ASSETS

                                                         March 31,  December 31,
                                                           1997        1996
                                                           ----        ----
                                                        (Unaudited)

Property, plant and equipment, at cost:
   Electric ..........................................  $4,012,454   $3,931,413
   Gas................................................   1,067,579    1,035,394
   Steam and other....................................      78,376       78,225
   Common to all departments..........................     429,123      418,262
   Construction in progress...........................     108,101      181,597
                                                           -------      -------
                                                         5,695,633    5,644,891
   Less: accumulated depreciation ....................   2,079,254    2,045,996
                                                         ---------    ---------
     Total property, plant and equipment..............   3,616,379    3,598,895
                                                         ---------    ---------


Investments, at cost, and receivables.................      43,058       46,550
                                                           -------      -------

Current assets:
   Cash and temporary cash investments (Note 5).......     368,418        9,406
   Accounts receivable, less reserve for uncollectible
     accounts ($3,434 at March 31, 1997;
     $4,049 at December 31, 1996) ....................     203,604      218,132
   Accrued unbilled revenues .........................      69,992       85,894
   Recoverable purchased gas and electric energy costs
     - net (Note 1) ..................................      63,365       31,288
   Materials and supplies, at average cost............      47,419       48,972
   Fuel inventory, at average cost....................      24,572       24,739
   Gas in underground storage, at cost (LIFO).........      19,954       42,826
   Regulatory assets recoverable within one year(Note 1)    44,020       44,110
   Prepaid expenses and other.........................      40,375       41,790
                                                            -------     -------
    Total current assets..............................     881,719      547,157
                                                           -------      -------

Deferred charges:
   Regulatory assets (Note 1).........................     291,764      304,456
   Unamortized debt expense ..........................      11,908       10,975
   Other..............................................      68,152       64,615
                                                           -------      -------
    Total deferred charges............................     371,824      380,046
                                                           -------      -------
                                                        $4,912,980   $4,572,648
                                                        ==========   ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                         March 31,  December 31,
                                                           1997        1996
                                                           ----        ----
                                                        (Unaudited)


Common stock..........................................  $1,065,872   $1,048,447
Retained earnings.....................................     415,513      389,841
                                                          --------      -------
    Total common equity...............................   1,481,385    1,438,288

Preferred stock:
   Not subject to mandatory redemption................     140,008      140,008
   Subject to mandatory redemption at par.............      39,913       39,913
Long-term debt........................................   1,482,816    1,259,528
                                                         ---------    ---------
                                                         3,144,122    2,877,737
                                                         ---------    ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than pensions   55,940       55,677
   Employees' postemployment benefits.................      25,182       25,182
                                                            ------       ------
    Total noncurrent liabilities......................      81,122       80,859
                                                            ------       ------

Current liabilities:
   Notes payable and commercial paper ................     295,400      244,725
   Long-term debt due within one year.................     255,076      155,030
   Preferred stock subject to mandatory redemption
     within one year .................................       2,576        2,576
   Accounts payable...................................     154,394      254,256
   Dividends payable..................................      37,210       36,973
   Customers' deposits................................      22,286       21,441
   Accrued taxes......................................      85,675       58,990
   Accrued interest...................................      27,885       33,797
   Defueling and decommissioning liability............       7,913        8,665
   Current portion of accumulated deferred income taxes     21,280        4,560
   Other..............................................      53,935       69,203
                                                            ------       ------
    Total current liabilities.........................     963,630      890,216
                                                           -------      -------

Deferred credits:
   Customers' advances for construction...............      47,013       50,269
   Unamortized investment tax credits ................     104,676      105,928
   Accumulated deferred income taxes  ................     542,372      539,082
   Other..............................................      30,045       28,557
                                                            ------       ------
    Total deferred credits............................     724,106      723,836
                                                           -------      -------

Commitments and contingencies (Notes 4 and 5).........    --------     --------
                                                        $4,912,980   $4,572,648
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                   (Thousands of Dollars Except per Share Data)


                                                            Three Months Ended
                                                                March 31,
                                                            1997          1996
                                                            ----          ----

Operating revenues:
   Electric..........................................    $373,953      $370,117
   Gas...............................................     291,825       242,228
   Other.............................................      11,882        10,572
                                                           ------        ------
                                                          677,660       622,917
Operating expenses:
   Fuel used in generation...........................      44,261        46,337
   Purchased power...................................     122,626       122,435
   Gas purchased for resale..........................     207,352       160,724
   Other operating expenses..........................      82,828        73,890
   Maintenance.......................................      15,113        14,372
   Depreciation and amortization.....................      42,857        36,862
   Taxes (other than income taxes)...................      22,488        22,305
   Income taxes......................................      35,317        41,146
                                                         --------       -------
                                                          572,842       518,071
Operating income.....................................     104,818       104,846

Other income and deductions:
   Allowance for equity funds used during construction          -           511
   Miscellaneous income and deductions - net (Note 1)        (889)       (5,284)
                                                             ----        ------
                                                             (889)       (4,773)
Interest charges:
   Interest on long-term debt........................      26,906        22,068
   Amortization of debt discount and expense less premium     928           977
   Other interest....................................      14,675        13,671
   Allowance for borrowed funds used during construction   (1,461)       (1,072)
                                                           ------        ------
                                                           41,048        35,644
Net income...........................................      62,881        64,429
Dividend requirements on preferred stock.............       2,943         2,972
                                                            -----         -----
Earnings available for common stock..................    $ 59,938      $ 61,457
                                                         ========      ========
Weighted average common shares outstanding (thousands)     65,122        63,679
                                                           ======        ======

Earnings per weighted average
   share of common stock outstanding.................    $   0.92      $   0.97
                                                         ========      ========

Dividends per share declared on common stock.........    $  0.525      $  0.525
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Thousands of Dollars)

                                                             Three Months Ended
                                                                  March 31,
                                                               1997      1996
                                                               ----      ----

Operating activities:
   Net income........................................      $  62,881  $  64,429
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization....................         43,932     38,103
    Amortization of investment tax credits...........         (1,252)    (1,241)
    Deferred income taxes............................         23,609      9,117
    Allowance for equity funds used during construction            -       (511)
    Change in accounts receivable....................         14,528    (30,019)
    Change in inventories............................         24,592     28,845
    Change in other current assets...................        (15,659)    14,149
    Change in accounts payable.......................        (99,862)   (15,532)
    Change in other current liabilities..............         15,366     35,537
    Change in deferred amounts.......................             85     (1,158)
    Change in noncurrent liabilities.................            264    (19,819)
    Other............................................           (296)     1,396
                                                             -------      -----
       Net cash provided by operating activities.....         68,188    123,296
                                                             -------    -------

Investing activities:
   Construction expenditures.........................        (57,545)   (62,616)
   Allowance for equity funds used during construction             -        511
   Proceeds from disposition of property, plant
     and equipment ..................................          1,244        734
   Purchase of other investments.....................           (418)    (1,316)
   Sale of other investments.........................          4,205      2,034
                                                               -----     -----
       Net cash used in investing activities.........        (52,514)   (60,653)
                                                             -------    -------

Financing activities:
   Proceeds from sale of common stock................          7,658      7,317
   Proceeds from sale of long-term debt (Note 5).....        323,733          -
   Redemption of long-term debt......................         (1,755)   (16,698)
   Short-term borrowings - net.......................         50,675    (20,130)
   Dividends on common stock.........................        (34,030)   (32,313)
   Dividends on preferred stock......................         (2,943)    (2,972)
                                                              ------    -------
       Net cash provided by (used in) financing
         activities .................................        343,338    (64,796)
                                                             -------    -------
       Net increase (decrease) in cash and temporary
         cash investments ...........................        359,012     (2,153)
       Cash and temporary cash investments at
         beginning of period ........................          9,406     14,693
       Cash and temporary cash investments at end of
         period .....................................     $  368,418  $  12,540


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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Accounting Policies

Business, Utility Operations and Regulation

      The Company is an operating public utility engaged, together with its utility subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of The Public Utilities Commission of the State of Colorado ("CPUC") with respect to its retail electric and gas operations and the Federal Energy Regulatory Commission ("FERC") with respect to its wholesale electric operations and accounting policies and practices. Approximately 90% of the Company's electric and gas revenues are subject to CPUC jurisdiction. Cheyenne Light, Fuel and Power Company ("Cheyenne") is subject to the jurisdiction of the Public Service Commission of Wyoming ("WPSC"). WestGas Interstate, Inc. ("WGI") and Texas-Ohio Pipeline, Inc. are subject to the jurisdiction of the FERC. The gas marketing, power brokering and other operations of e prime, inc. and Texas-Ohio Gas, Inc. (acquired September 1, 1996) are not regulated. The Company also intends to invest in electricity systems outside the United States as discussed in Note 5. The Company's international investments will be subject to regulation in the countries in which such investments are made.

      Regulatory Assets and Liabilities

      The Company and its regulated subsidiaries prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. On January 1, 1996, the Company adopted
Statement  of  Financial  Accounting  Standards  No.  121  "Accounting  for  the
Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of" which imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this statement did not have a material impact on the Company's results of operations, financial position or cash flows. The following regulatory assets are reflected in the Company's consolidated condensed balance sheets:

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


                                               March 31,  December 31, Recovery
                                                 1997        1996       Through
                                                 ----        ----       -------
                                               (Thousands of Dollars)

Nuclear decommissioning costs, net (Note 2)    $ 81,474    $ 89,731       2005
Income taxes .............................       94,756      98,355       2006
Employees' postretirement benefits
  other than pensions.....................       55,836      54,449       2013
Early retirement costs....................       13,290      15,505       1998
Employees' postemployment benefits........       24,700      24,797 Undetermined
Demand-side management costs..............       42,416      41,462       2002
Unamortized debt reacquisition costs......       19,408      19,914       2024
Other.....................................        3,904       4,353       1999
                                                  -----       -----
  Total...................................      335,784     348,566
Classified as current.....................       44,020      44,110
                                                 ------      ------
Classified as noncurrent..................     $291,764    $304,456
                                               ========    ========

      The regulatory assets of the Company and its regulated subsidiaries as of March 31, 1997, are reflected in rates charged to customers over the recovery periods noted above. The Company believes it will continue to be subject to rate regulation to the extent necessary to recover these assets. In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS 71 as a result of a change in regulation or the effects of competition, the Company could be required to write-off related regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value.

      On January 27, 1997, the CPUC issued its order on the Company's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs associated with its gas operations on an accrual basis under Statement of Financial
Accounting Standards No. 112 - "Employers' Accounting for Postemployment Benefits" ("SFAS 112") and denied amortization of the approximately $8.7 million regulatory asset recognized upon the adoption of SFAS 112. The Company intends to appeal the decision related to this issue and is assessing the impact of this decision on the future recovery of the electric jurisdictional portion of postemployment benefit costs totaling approximately $13.8 million. The Company believes that it will be successful on appeal and that the associated regulatory asset is realizable. If the appeal is unsuccessful, these amounts will be written off.

      Recovered/Recoverable Purchased Gas and Electric Energy Costs - Net

      The Company's and Cheyenne's tariffs contain clauses which allow recovery of certain purchased gas and electric energy costs in excess of the level of such costs included in base rates. Currently, these cost adjustment tariffs are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. The cumulative effects are recognized as a current asset or liability until adjusted by refunds or collections through future billings to customers. The CPUC order related to the Company's merger rate filing modified and replaced the Company's Energy Cost Adjustment ("ECA") with an Incentive Cost Adjustment ("ICA"), which allows for a 50%/50% sharing of certain fuel and energy cost increases or decreases among customers and shareholders. As of March 31, 1997, the change did not impact cost recoveries.

      Other Property

      Property, plant and equipment includes approximately $18.4 million and $25.4 million, respectively, for costs associated with the engineering design of a planned future Pawnee 2 generating station and certain water

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


rights located in southeastern Colorado, also obtained for a future generating station. The Company is earning a return on these investments based on the Company's weighted average cost of debt and preferred stock in accordance with a CPUC rate order.

      Miscellaneous Income and Deductions - net

      Miscellaneous income and deductions - net includes items which are non-operating in nature or, in general, are not considered in the ratemaking process. Such items include, among other things, Merger related costs (see Note
3), contributions, gains and losses on the sale of property and certain litigation, severance and other accruals. Individually, these amounts did not have a material impact on the Company's results of operations.

Statements of Cash Flows - Non-cash Transactions

      Shares of common stock (250,058 in 1997 and 274,934 in 1996), valued at the market price on date of issuance (approximately $10 million in 1997 and
1996), were issued to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. The estimated issuance values were recognized in other operating expenses during the respective preceding years. Shares of common stock (6,470 in 1996), valued at the market price on the date of issuance ($0.2 million in 1996), were issued to certain executives pursuant to the applicable provisions of the executive compensation plans.

      The stock issuances referenced above were non-cash financing activities and are not reflected in the consolidated condensed statements of cash flows.

General

      See Note 1. of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K for a summary of the Company's significant accounting policies. Certain prior year amounts have been reclassified to conform to the current year's presentation.

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

      On February 9, 1996, the Company and the Department of Energy ("DOE") entered into an agreement resolving all the defueling issues. As part of this agreement, the Company has agreed to the following: 1) the DOE assumed title to the fuel currently stored in the ISFSI, 2) the DOE will assume title to the ISFSI and will be responsible for the future defueling and decommissioning of the facility, 3) the DOE agreed to pay the Company $16 million for the settlement of claims associated with the ISFSI, 4) ISFSI operating and maintenance costs, including licensing fees and other regulatory costs, will be the responsibility of the DOE, and 5) the Company provided to the DOE a full and complete release of claims against the DOE resolving all contractual disputes related to storage/disposal of Fort St. Vrain spent nuclear fuel. On December 17, 1996, the DOE submitted a request to the Nuclear Regulatory Commission ("NRC") to transfer the title of the ISFSI. This request is being reviewed by the NRC and the Company anticipates approval in mid-1997.

      On March 22, 1996, the Company and the decommissioning contractors announced that the physical decommissioning activities at the facility have been completed. The final site survey was completed in late October 1996. NRC site release activities are continuing. The Company requested the NRC to terminate the Part 50 license and

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

it is anticipated that the license will be terminated by mid-1997. Under the Price-Anderson Act, the Company remains subject to potential assessments levied in response to any nuclear incidents prior to early 1994, as disclosed in the Company's 1996 Annual Report on Form 10-K. At March 31, 1997, a remaining $7.9 million defueling and decommissioning liability was reflected on the consolidated condensed balance sheet. The Company believes this remaining decommissioning liability is adequate to complete all final decommissioning activities.

      As a result of the DOE settlement, coupled with a complete review of expected remaining decommissioning costs and establishment of the anticipated refund to customers, pre-tax earnings for the first quarter of 1996 were positively impacted by approximately $16 million. In accordance with the 1991 CPUC approval to recover certain decommissioning costs, 50% of any cash amounts received from the DOE as part of a settlement, net of costs incurred by the Company, including legal fees, is to be refunded or credited to customers. The Company established an $8 million refund liability in the first quarter of 1996. In early 1997, such obligation was reduced by approximately $1.1 million after amounts to be refunded were finally determined and approved by the CPUC. Such amounts will be refunded over a three year period.

3.  Merger

      In August 1995, the Company, Southwestern Public Service Company ("SPS"), a New Mexico corporation, and New Century Energies, Inc. ("NCE"), a Delaware corporation, entered into an Agreement and Plan of Reorganization ("Merger Agreement") providing for a business combination as peer firms involving the Company and SPS in a "merger of equals" transaction (the "Merger"). Based on the outstanding common stock of the Company and SPS at March 31, 1997, the Merger would result in the common shareholders of the Company owning 63% of the common equity of NCE and the common shareholders of SPS owning 37% of the common equity of NCE.

      All required State and Federal regulatory agency authorizations have been received, except for the approval by the Securities and Exchange Commission ("SEC"). The Company expects that the SEC will make its ruling on the Merger in the very near term. It is currently expected that the Merger will be completed in the second quarter of 1997.

      It is management's intention that NCE begin realizing certain savings upon the consummation of the Merger and, accordingly, costs associated with the Merger and the transition planning and implementation are expected to negatively impact earnings during 1997. The Company recognized approximately $1.3 and $2.8 million of costs associated with the Merger during the first three months of 1997 and 1996, respectively. The Merger is expected to qualify as a tax-free reorganization and as a pooling of interests for accounting purposes.

4. Commitments and Contingencies

Regulatory Matters

1995 Merger Rate Filings

      In connection with the Merger with SPS, in November 1995, the Company filed comprehensive proposals with the CPUC, the WPSC and the FERC to obtain approval of such Merger and the associated comprehensive proposals from such regulatory agencies.

      On November 29, 1996, and as modified on January 15, 1997, the CPUC issued a written decision approving the Merger as well as the major provisions of a stipulation and agreement entered into among the Company, the CPUC Staff, the Colorado Office of Consumer Counsel ("OCC"), and substantially all other parties. The decision establishes a five year performance based regulatory plan and acknowledges that the Merger is in the public interest. The major provisions of the decision include:

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

     - a $6 million electric rate reduction, which was instituted October 1, 1996, followed by an additional $12 million electric rate reduction effective with the implementation of new gas rates on February 1, 1997,
     - an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001 as follows:

          Electric Department      Sharing of Excess Earnings
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

     - the termination of the Qualifying Facilities Capacity Cost Adjustment ("QFCCA") earnings test which was to become effective on October 1, 1996;
     - a freeze in base electric rates for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary to allow for the recovery of DSM, Qualifying Facility ("QF") and decommissioning costs;
     - a replacement of the Company's ECA with an ICA to allow for a 50%/50% sharing of certain fuel and energy cost increases or decreases among customers and shareholders; and
     - the implementation of a Quality of Service Plan ("QSP") which provides for penalties totaling up to $5 million in year one and increasing to $11 million in year five, if the Company does not achieve certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries. A new docket was opened on March 31, 1997 to address the implementation of a reward structure for performance above certain standards.

      The rate reductions, the earnings sharing, the QSP and the adoption of an ICA will remain in effect even if the Merger is not consummated. The freeze in base electric rates does not prohibit the Company from filing a general rate case or deny any party the opportunity to initiate a complaint or show cause proceeding.

Rate Cases

      On June 5, 1996, the Company filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately $34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997. The Company intends to appeal the CPUC's decision which disallowed the recovery of certain postemployment benefit costs under SFAS 112 (see Note 1) and imputed anticipated merger related cost savings related to the gas business.

      The Company filed a rate case with the FERC on December 29, 1995, requesting a slight overall rate increase (less than 1%) from its wholesale electric customers. This filing, among other things, requested approval for recovery of Other Postretirement Employee Benefits ("OPEB") costs under Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions", postemployment benefit costs under SFAS 112 and new depreciation rates based on the Company's most recent depreciation study. On March 29, 1996, the FERC issued an order accepting for filing and suspending certain proposed rate changes. Settlement agreements have been reached with all parties and filed with the FERC, which, overall, results in a slight decrease in rates. A final order is expected to be issued in the second quarter of 1997.

Electric and Gas Cost Adjustment Mechanisms

      During 1994 and 1995, the CPUC conducted several proceedings to review issues related to the ECA. The CPUC opened a docket to review whether the ECA should be maintained in its present form, altered or eliminated, and

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

on January 8, 1996, combined this docket with the merger docket discussed above. The CPUC decision on the Merger modified and replaced the ECA with an ICA. The ICA, which became effective October 1, 1996, allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders.

      The CPUC has had an on-going docket to review and prescribe a standardized GCA process to determine the prudence of gas commodity and pipeline delivery service costs incurred by gas utilities. Other issues addressed in this docket included whether the GCA should be maintained in its present form, altered or eliminated. The CPUC issued an order on April 8, 1997 which provides for the current GCA to be maintained and the adoption of certain standardized filing and gas purchase reporting requirements.

Environmental Issues

Environmental Site Cleanup

      As described below, the Company has been or is currently involved with the clean-up of contamination from certain hazardous substances. In all situations, the Company is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, the Company intends to pursue recovery from other Potentially Responsible Parties ("PRPs"). To the extent such costs are not recovered, the Company currently believes it is probable that such costs will be recovered through the rate regulatory process. To the extent any costs are not recovered through the options listed above, the Company would be required to recognize an expense for such unrecoverable amounts.

      Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the U.S. Environmental Protection Agency ("EPA") has identified, and a Phase II environmental assessment has revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The
Company has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado Department of Public Health and Environment ("CDPHE") indicating that no further action is required related to these properties. On January 3, 1996, in a lawsuit by the Company against its insurance providers, the Denver District Court entered final judgment in favor of the Company in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and the Company in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). Previously, the Company had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. In addition, the Company expects to recoup additional expenditures beyond insurance proceeds through the sale of the Barter property and from other PRPs. In August 1996, the Company filed a lawsuit against four PRPs seeking recovery of certain Barter related costs.

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

     The Ramp Industries disposal facility, located in Denver, Colorado has been designated by the EPA as a Superfund hazardous substance site pursuant to CERCLA. On November 29, 1995, the Company received from the EPA a Notice of Potential Liability and Request for Information related to such site and the Company has responded to this request. The EPA is conducting an investigation of the contamination at this site and is in the process of identifying

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

the nature and quantities of hazardous wastes delivered to, processed and currently stored at the site by PRPs. In April, 1997, the EPA informed the Company and more than 1,000 other PRPs (as well as the public) that it plans to thermally treat and dispose of RAMP hazardous substances off-site. The EPA estimates the cost of this remedy at between $900,000 and $1.4 million.

      In addition to these sites, the Company has identified several sites where cleanup of hazardous substances may be required. While potential liability and settlement costs are still under investigation and negotiation, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, results of operations or cash flows. The Company fully intends to pursue the recovery of all significant costs incurred for such projects through insurance claims and/or the rate regulatory process.

Environmental Matters Related to Air Quality and Pollution Control

      Under the Clean Air Act Amendments of 1990, coal burning power plants are required to reduce sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emissions to specified levels through a phased approach. The Company`s facilities must comply with the Phase II requirements which will be effective in the year 2000. The Company expects to meet the Phase II emission standards placed on SO2 through the use of low sulfur coal and the operation of pollution control equipment on certain generation facilities. The Company will be required to modify certain boilers by the year 2000 to reduce the NOx emissions in order to comply with Phase II requirements. The estimated Phase II costs for future plant modifications to meet NOx requirements is approximately $13 million. The Company is studying its options to reduce NOx and SO2 emissions and, currently does not anticipate that these regulations will significantly impact its operations.

Craig Steam Electric Generating Station

      On October 9, 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station. Tri-State is the operator of the Craig station and the Company owns an undivided interest (acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and
2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. The Company does not believe that its potential liability or the future impact of this litigation on plant operations will have a material adverse impact on the Company's results of operations, financial position or cash flows. This litigation is similar to the Hayden Station complaint which was settled in 1996 as disclosed in the Company's 1996 Annual Report on Form 10-K.

Valmont Steam Electric Generating Station

      On July 1, 1996, the Company received a Notice of Violation ("NOV") from the CDPHE which alleges inadequate reporting of NOx and SO2 information and excess NOx emissions at the Valmont Steam Electric Generating Station for the period January 1, 1995 through August 22, 1995. In April 1997, the Company settled the NOV with the CDPHE in a manner which did not have a material adverse impact on the Company's results of operations, financial position or cash flows.

Employee Litigation

      Several employee lawsuits have been filed against the Company involving alleged discrimination and breach of certain fiduciary duties to employees. The Company is actively contesting all such lawsuits and believes that the ultimate outcome will not have a material adverse impact on the Company's results of operations, financial position or cash flow.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

      On August 13, 1996, eighty-eight former Information Technology and Systems ("IT&S") employees filed a lawsuit against the Company. The complaint, which was subsequently amended to add two other former IT&S employees, alleges that the Company unfairly amended its severance plan in connection with a restructuring in late 1994 to exclude the IT&S function/positions that were outsourced to IBM, effective February 1, 1995. The Company believes that the amended severance plan is lawful and enforceable and believes that the ultimate outcome of the lawsuit will not have a material adverse impact on the Company's results of operations, financial position or cash flows.

      On July 19, 1996, a class action complaint was filed by fourteen plaintiffs, which was subsequently amended to include three additional plaintiffs, allegedly on behalf of all non-managerial, non-clerical women in the Company's regional facilities. The complaint asserts that the Company has engaged in a company-wide pattern and practice of sexual discrimination, including sexual harassment and retaliation. A previous class complaint filed by some of these plaintiffs along with other named plaintiffs, was withdrawn after the Company filed its response. It is too early to predict the outcome of the class action complaint. The Company intends to actively contest the class action and believes the ultimate outcome of the individual plaintiffs' cases will not have a material adverse impact on the Company's results of operations, financial position or cash flows.

      Certain employees terminated as part of the Company's 1991/1992 organizational analysis asserted breach of contract and promissory estoppel with respect to job security and breach of the covenant of good faith and fair dealing. Of the 21 actions filed, the trial court directed verdicts in favor of the Company in 19 cases. A jury entered verdicts adverse to the Company in two cases which were subsequently appealed by the Company. On February 6, 1997, the Colorado Court of Appeals issued a decision on all issues in favor of the Company and on April 3, 1997 the employees appealed the decision of the Colorado Court of Appeals to the Colorado Supreme Court. The Company believes that the ultimate outcome of the lawsuit will not have a material adverse impact on the Company's results of operations, financial position or cash flow.

      During 1996, the International  Brotherhood of Electrical  Workers,  Local
111 ("IBEW Local 111") filed several grievances before the National Labor Relations Board relating to the employment of certain non-union personnel to perform services for the Company. A decision has been entered on three of the multiple grievances, with two of those decisions requiring that the Company pay union wage rates on new construction jobs performed by outside vendors. The Company had filed suit seeking to reverse one of these decisions and challenging the subcontracting provision of the labor agreement, all of the outstanding subcontracting grievances and both of the existing adverse decisions as violations of federal law. The Company and the union have reached a settlement resolving all issues and the Company has withdrawn its' previously filed lawsuit. Approximately 45% of the Company's workforce is represented by IBEW Local 111.

5.  Acquisition and Divestiture of Investments

Acquisition of Yorkshire Electricity

      On February 24, 1997, the Company and American Electric Power ("AEP") jointly announced that they had reached agreement with the board of directors of Yorkshire Electricity Group plc ("Yorkshire Electricity"), a United Kingdom regional electricity company, on the terms of a recommended cash tender offer for all of the outstanding and to be issued ordinary shares of Yorkshire Electricity. On April 1, 1997, the Company and AEP announced that Yorkshire Holdings plc ("Yorkshire Holdings"), a joint venture among the Company and AEP, had declared the cash tender offer wholly unconditional in all respects and, thereby, committed to purchase all the outstanding shares of Yorkshire Electricity.

      As of April 30, 1997, valid acceptances of Yorkshire Holdings' offer to purchase shares of Yorkshire Electricity have been received representing approximately 96.25% of Yorkshire Electricity's issued share capital. Under the provisions of the United Kingdom's Companies Act 1985, Yorkshire Holdings intends to exercise its

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

rights to acquire, under the terms of the offer, the remaining shares in Yorkshire Electricity in respect of which acceptances of the offer have not yet been received.

      Total consideration to be paid by Yorkshire Holdings is estimated to be approximately $2.4 billion (1.5 billion pounds sterling). Yorkshire Holdings is a wholly-owned subsidiary of Yorkshire Power Group Ltd. ("Yorkshire Power"), which is equally owned by subsidiary companies of the Company and AEP. The acquisition will be financed by Yorkshire Power through a combination of approximately 25% equity and 75% debt, including the assumption of the existing debt of Yorkshire Electricity. The funds for the acquisition will be obtained from the Company's and AEP's investment in Yorkshire Power of approximately $360 million (220 million pounds sterling) each, with the remainder to be obtained by Yorkshire Power through the issuance of non-recourse debt. Yorkshire Power will, in turn, fund Yorkshire Holdings for the purpose of the acquisition. The Company initially funded its entire equity investment in Yorkshire Power through $250 million of publicly issued secured medium-term notes with varying maturities and drawings of $110 million on its short-term lines of credit pursuant to its short-term credit agreement with Bank of America as agent. At March 31, 1997, these funds were invested in temporary cash investments in anticipation of the equity investment to be made in April 1997.

      The Company will have an indirect 50% ownership interest in Yorkshire Electricity, which will be accounted for using the equity method of accounting.

6.  Management's Representations

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at March 31, 1997 and December 31, 1996, and the results of operations and cash flows for the three months ended March 31, 1997 and 1996. The consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 1996, 1995 and 1994 included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      Because of seasonal and other factors, the results of operations for the three months ended March 31, 1997 should not be taken as an indication of earnings for all or any part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO THE BOARD OF DIRECTORS AND SHAREHOLDERS OF
PUBLIC SERVICE COMPANY OF COLORADO

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of March 31, 1997, and the related consolidated condensed statements of income and cash flows for the three month periods ended March 31, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Public Service Company of Colorado and subsidiaries as of December 31, 1996 (not presented herein), and, in our report dated February 24, 1997, we expressed an unqualified opinion on that statement. In our opinion, the information set forth in the accompanying consolidated condensed balance sheet as of December 31, 1996, is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado,
May 12, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Earnings

      Earnings per share were $0.92 for the first quarter of 1997 as compared to $0.97 for the first quarter of 1996. While earnings were positively impacted by continued customer growth contributing to increased electric sales and gas deliveries as well as the Company's cost containment efforts, there was a decline in the 1997 first quarter earnings as compared to the same period in 1996. This decline was attributable to the favorable impact in 1996 of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (see Note 2. Fort St. Vrain in Item 1. FINANCIAL STATEMENTS) offset, in part, by the recognition of various non-recurring expense items during that period.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first quarter of 1997 as compared to the same period in 1996.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................     $(5,799)
 Wholesale............................................       1,449
 Non-regulated power marketing........................       5,648
 Other (including unbilled revenues)..................       2,538
                                                           -------
  Total revenues......................................       3,836
Fuel used in generation...............................      (2,076)
Purchased power.......................................         191
                                                           -------
  Net increase in electric margin.....................     $ 5,721
                                                           =======

      The following table compares electric Kwh sales by major customer classes for the first quarter of 1997 and 1996.
                                              Millions of Kwh Sales
                                              ---------------------
                                                 1997       1996   %Change *
                                                 ----       ----   ---------
Residential ...............................     1,867     1,833      1.9%
Commercial and Industrial  ................     3,842     3,776      1.8
Public Authority ..........................        48        51     (6.4)
                                                -----     -----
  Total Retail.............................     5,757     5,660      1.7
Wholesale..................................       850       792      7.4
Non-regulated power marketing..............       367         -      -
                                                -----     -----
  Total....................................     6,974     6,452      8.1
                                                =====     =====

*  Percentages are calculated using unrounded amounts

      Electric margin increased in the first quarter of 1997, when compared to the first quarter of 1996, primarily due to higher electric Kwh retail sales resulting from customer growth offset, in part, by lower fuel costs and rate reductions effective October 1, 1996 and February 1, 1997, which resulted from the settlement of the Merger proceedings in Colorado (see Note 4. Commitments and Contingencies - Merger in Item 1. FINANCIAL STATEMENTS). Power marketing activities by non-regulated subsidiaries initiated in the third quarter of 1996 have contributed to increased operating revenues, however, the margin on such sales is minimal.

      The Company and Cheyenne have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarters of 1997 and 1996 had little impact on net income. However, as discussed in Note
4.  Commitments and

Contingencies - Regulatory Matters in Item 1. FINANCIAL STATEMENTS, in its decision on the Merger, the CPUC replaced the Company's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. The change did not impact the cost recoveries for the first quarter of 1997.

      Fuel used in generation expense decreased approximately 4.5% during the first quarter of 1997, as compared to the same quarter in 1996, due to decreased generation levels at the Company's power plants and lower coal supply costs in the first quarter of 1997.

      Purchased power expense increased slightly during the first quarter of 1997, as compared to the same quarter in 1996. Costs incurred in connection with the increased non-regulated power marketing sales were partially offset by the lower costs of economy purchases from other utilities to meet customer demand.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first quarter of 1997 as compared to the same period in 1996.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Revenues from gas sales (including unbilled revenues).      48,470
Gas purchased for resale..............................      46,628
                                                           -------
 Net increase in gas sales margin.....................     $ 1,842
                                                           =======

      The following table compares gas decatherm (Dth) deliveries by major customer classes for the first quarter of 1997 and 1996.

                                      Millions of Dth Deliveries
                                      --------------------------
                                                1997  1996    % Change *
                                                ----  ----    ----------
Residential................................     39.6  39.0       1.4%
Commercial.................................     21.3  22.3      (4.4)
Non-regulated gas marketing................     15.6   0.7      **
                                               ----- -----
  Total Sales..............................     76.5  62.0      23.4
Gathering and Processing...................      0.1   0.2      **
Transportation.............................     25.1  22.3      12.6
                                               ----- -----
  Total....................................    101.7  84.5      20.3
                                               ===== =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased in the first quarter of 1997, when compared to the first quarter of 1996, primarily due to an increase in the Company's base revenues associated with the higher rates effective February 1, 1997, resulting from the Company's 1996 rate case and higher retail gas sales resulting from annual customer growth of approximately 3.5%. In addition, gas marketing activities by non-regulated subsidiaries favorably contributed to the increase in gas sales margin. Gas costs were higher during the first quarter of 1997, as compared to the same period of 1996, as a result of higher gas prices incurred through the winter heating season.

      Gas transportation, gathering, processing and other revenues increased $1.1 million during the first quarter of 1997, when compared to the first quarter of 1996, primarily due to an increase in transport deliveries. The higher transport deliveries are attributable to the shifting of various Company commercial sales customers to firm transport customers. Historically, this shifting has not had an impact on gas margin and is not expected to have an impact in the future.

      The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first quarters of 1997 and 1996 had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses increased $9.7 million during the first quarter of 1997, as compared to the same period in 1996, primarily due to the favorable impact on 1996 first quarter earnings of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (approximately $16 million) offset, in part, by costs incurred during the first quarter of 1996 associated with the settlement agreement of certain environmental issues related to the operations of the Hayden Steam Electric Generation Station. In addition, the current period results were favorably impacted by lower employee benefit costs and other general reductions resulting from the Company's cost containment efforts.

      Depreciation and amortization expense increased $6.0 million, or 16.3%, in the first quarter of 1997, as compared to the same period in 1996, primarily due to the depreciation of property additions and the higher amortization of software costs.

      The decrease in income taxes for the first quarter of 1997, as compared to the same period in 1996, is primarily due to lower pre-tax income, the tax effects of recognizing certain non-deductible environmental and Merger costs in 1996 and the prior year accrual for additional tax liabilities.

      Miscellaneous income and deductions - net increased $4.4 million primarily due to lower Merger costs in 1997 and higher interest income on temporary cash investments, which resulted from the borrowings in anticipation of the investment to be made in acquiring Yorkshire Electricity. See Note 5. Acquisition and Divestiture of Investments Acquisition of Yorkshire Electricity in Item 1. FINANCIAL STATEMENTS.

      Interest expense increased $5.4 million during the first quarter of 1997, when compared to the same quarter in 1996, primarily due to interest on borrowings utilized to finance capital expenditures and the anticipated acquisition of Yorkshire Electricity. These borrowings included the issuance of $75 million and $250 million of medium-term notes in January and March 1997, respectively.

Financial Position

      Accounts payable decreased approximately $100 million at March 31, 1997, as compared to December 31, 1996, primarily due to the impact of seasonally lower gas purchases. This also contributed to the reduction in accounts receivable.

Commitments and Contingencies

      Issues relating to regulatory and  environmental  matters are discussed in
Note 4 in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

Common Stock Dividend

      In March 1997, the Board of Directors ("the Board") approved a common stock dividend at the rate of $0.525 per share. In anticipation of the effective date of the Merger, in April 1997 the Board approved a partial dividend payable to shareholders of the Company covering the period April 12, 1997 through the day prior to the Merger completion, based on the quarterly dividend rate of $0.525, but prorated for the number of days in the interim period. This dividend is approved as long as the effective date of the Merger is not later than July 1, 1997. During the first quarter of 1996, the Company increased the quarterly common stock dividend of $0.51 per share to $0.525 per share. The Company's common stock dividend level is dependent upon the Company's results of operations, financial position, cash flows and other factors. The Board of Directors of the Company will continue to evaluate the common stock dividend level on a quarterly basis. After consummation of the Merger, dividends will be paid to NCE as the holder of all of the Company's common stock.

Liquidity and Capital Resources

Cash Flows - Three Months Ended March 31
                                                         1997    1996   Decrease
                                                         ----    ----   --------
Net cash provided by operating activities (in millions)  $68.2   $123.3  $(55.1)

      Cash provided by operating activities decreased in the first three months of 1997, when compared to the first three months of 1996, primarily due to the increase in payments to gas suppliers resulting from the higher gas costs in late 1996 and early 1997. A portion of these higher gas costs have been deferred through the GCA and will be recovered from customers in the future. These decreases were offset, in part, by an increase in accounts receivable which was attributable to a gas refund made late in 1995 that was applied directly to customers' accounts and served to lower cash receipts during the first quarter of 1996.

                                                          1997    1996  Decrease
                                                          ----    ----  --------
Net cash used in investing activities (in millions)     $(52.5) $(60.7)   $(8.2)

      Cash used in investing activities decreased during the three months ended March 31, 1997, when compared to the same period in 1996, primarily due to lower construction expenditures.

                                                          1997    1996  Increase
                                                          ----    ----  --------
Net cash provided by (used in)
  financing activities (in millions)                    $343.3  $(64.8)   $408.1

      Cash provided by financing activities increased (indicating that there were more borrowings) in the first three months of 1997, when compared to the first three months of 1996, primarily due to the issuance of $75 million and $250 million of medium term notes in January and March 1997, respectively. The proceeds from the $75 million financing were used to fund the Company's construction program. The Company used the proceeds from the $250 million medium term notes, together with additional borrowings of approximately $110 million on its short-term lines of credit, to fund its acquisition of Yorkshire Electricity. See Note 5. Acquisition and Divestiture of Investments - Acquisition of Yorkshire Electricity in Item 1. FINANCIAL STATEMENTS.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      Part 1.     See Note 4. Commitments and Contingencies in Item 1, Part 1.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    4(a) Supplemental Indenture dated as of February 1, 1997, establishing a series of First Mortgage Bonds under the Indenture dated as of December 31, 1939

    4(b)   Supplemental   Indenture  No.  6  dated  as  of  February  1,  1997
           establishing a series of Secured Medium-Term Notes under the Indenture dated as of October 1, 1993.

    12(a) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 22 herein.

    12(b) Computation of Ratio of Consolidated Earnings to Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 23 herein.

    15     Letter  from  Arthur   Andersen  LLP  regarding   unaudited   interim
           information is set forth at page 24 herein.

    27     Financial Data Schedule UT


(b) Reports on Form 8-K

    The following reports on Form 8-K were filed since the beginning of the first quarter of 1997.

      - A report on Form 8-K dated February 24, 1997, was filed on February 24, 1997. The item reported was Item 5. Other Events: On February 24, 1997, the Company and AEP jointly announced that they reached agreement with the board of directors of Yorkshire Electricity, on the terms of a recommended cash tender offer for all of the outstanding and to be issued ordinary shares of Yorkshire Electricity.

      - A report on Form 8-K dated April 1, 1997, was filed on April 15, 1997 which included the following two items:

      Item 2. Acquisition or Disposition of Assets: On April 1, 1997, the Company and AEP announced that Yorkshire Holdings, a joint venture among the Company and AEP, had declared the cash tender offer to purchase all the outstanding and to be issued shares of Yorkshire Electricity wholly unconditional in all respects and, thereby, is committed to purchase all the outstanding shares of Yorkshire Electricity.

      Item 7. Financial Statements and Exhibits: (a) Financial Statements of Business Acquired and (b) Pro Forma Financial Information. For both topics
      (a) and (b), it was impracticable to provide the required financial statements or pro forma financial information for Yorkshire Electricity at the date the report was filed. The required financial statements or pro forma financial information will be filed as soon as practicable, but no later than 60 days after the date the report was filed.

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

                                          PUBLIC SERVICE COMPANY OF COLORADO

                                          By     /s/ R. C. Kelly
                                          ---------------------------------
                                                   R. C. KELLY
                                             Senior Vice President,
                                             Finance, Treasurer and
                                             Chief Financial Officer

Dated: May 14, 1997

                                 EXHIBIT INDEX

4(a) Supplemental Indenture dated as of February 1, 1997, establishing a series of First Mortgage Bonds under the Indenture dated as of December 31, 1939.

4(b)     Supplemental   Indenture   No.  6  dated  as  of   February  1,  1997
         establishing  a  series  of  Secured   Medium-Term  Notes  under  the
         Indenture dated as of October 1, 1993.

12(a) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 22 herein.

12(b)    Computation  of  Ratio  of  Consolidated   Earnings  to  Consolidated
         Combined Fixed Charges and Preferred Stock Dividends is set forth at page 23 herein.

15 Letter from Arthur Andersen LLP regarding unaudited interim information is set forth at page 24 herein.

27       Financial Data Schedule UT.

                                                                 EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                        TO CONSOLIDATED FIXED CHARGES

          (not covered by Report of Independent Public Accountants)



                                                    Three Months Ended
                                                        March 31,
                                                      1997       1996
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:

   Interest on long-term debt...................     $ 26,906   $ 22,068
   Interest on borrowings against corporate-owned
     life insurance contracts...................       10,736      9,258
   Other interest...............................        3,939      4,413
   Amortization of debt discount and expense less
     premium ...................................          928        977
   Interest component of rental expense.........        2,583      2,746
                                                       ------     ------

     Total .....................................     $ 45,092   $ 39,462
                                                     ========   ========

Earnings (before fixed charges and taxes on income):
   Net income...................................     $ 62,881   $ 64,429
   Fixed charges as above.......................       45,092     39,462
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....       35,317     41,146
                                                       ------     ------

     Total......................................     $143,290   $145,037
                                                     ========   ========

Ratio of earnings to fixed charges..............         3.18       3.68
                                                         ====       ====

                                                                 EXHIBIT 12(b)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
     TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

          (not covered by Report of Independent Public Accountants)



                                                   Three  Months Ended
                                                       March 31,
                                                    1997      1996
                                                    ----      ----
                                         (Thousands of Dollars, except ratios)

Fixed charges and preferred stock dividends:

   Interest on long-term debt..................    $ 26,906  $ 22,068
   Interest on borrowings against corporate-owned
     life insurance contracts..................      10,736     9,258
   Other interest..............................       3,939     4,413
   Amortization of debt discount and expense less
      premium .................................         928       977
   Interest component of rental expense........       2,583     2,746
   Preferred stock dividend requirement........       2,943     2,972
   Additional preferred stock dividend requirement    1,653     1,898
                                                      -----     -----

     Total ....................................    $ 49,688  $ 44,332
                                                   ========  ========

Earnings (before fixed charges and taxes on income):
   Net income..................................    $ 62,881  $ 64,429
   Interest on long-term debt..................      26,906    22,068
   Interest on borrowings against corporate-owned
     life insurance contracts..................      10,736     9,258
   Other interest..............................       3,939     4,413
   Amortization of debt discount and expense less
     premium ..................................         928       977
   Interest component of rental expense........       2,583     2,746
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization...      35,317    41,146
                                                     ------   -------

     Total.....................................    $143,290  $145,037
                                                   ========  ========

Ratio of earnings to fixed charges
  and preferred stock dividends................      2.88      3.27
                                                     ====      ====

                                                                    EXHIBIT 15
May 12, 1997


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; the Company's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of the Company's First Mortgage Bonds; the Company's Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; the Company's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of the Company's First Collateral Trust Bonds; and the Company's Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and Cumulative Preferred Stock, its Form 10-Q for the quarter ended March 31, 1997, which includes our report dated May 12, 1997, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.


                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP

                                                            EXHIBIT 4(a)












                            SUPPLEMENTAL INDENTURE


                         Dated as of February 1, 1997







                      PUBLIC SERVICE COMPANY OF COLORADO


                                      TO


                           FIRST TRUST OF NEW YORK,
                             NATIONAL ASSOCIATION,

                                                                    As Trustee





                  Creating an Issue of First Mortgage Bonds,
                              Collateral Series E




     (Supplemental to Indenture dated as of December 1, 1939, as amended)

            SUPPLEMENTAL INDENTURE, dated as of February 1, 1997, between PUBLIC SERVICE COMPANY OF COLORADO, a corporation organized and existing under the laws of the State of Colorado (the "Company"), party of the first part, and FIRST TRUST OF NEW YORK, NATIONAL ASSOCIATION, a national banking association, as successor trustee (the "Trustee") to Morgan Guaranty Trust Company of New York (formerly Guaranty Trust Company of New York), party of the second part.

            WHEREAS, the Company heretofore executed and delivered to the Trustee its Indenture, dated as of December 1, 1939 (the "Principal Indenture"), to secure its First Mortgage Bonds from time to time issued thereunder; and

            WHEREAS, the Company has heretofore executed and delivered to the Trustee the Supplemental Indentures referred to in Schedule A hereto for certain purposes, including the creation of series of bonds, the subjection to the lien of the Principal Indenture of property acquired after the execution and delivery thereof, the amendment of certain provisions of the Principal Indenture and the appointment of the successor Trustee; and

            WHEREAS, the Principal Indenture as supplemented and amended by all Supplemental Indentures heretofore executed by the Company and the Trustee is hereinafter referred to as the "Indenture," and, unless the context requires otherwise, references herein to Articles and Sections of the Indenture shall be to Articles and Sections of the Principal Indenture as so amended; and

            WHEREAS, the Company proposes to create a new series of First Mortgage Bonds to be designated as First Mortgage Bonds, Collateral Series E (the "Collateral Series E Bonds"), to be issued and delivered from time to time to the trustee under the 1993 Mortgage (as hereinafter defined) as the basis for the authentication and delivery under the 1993 Mortgage of a series of securities constituting medium-term notes, all as hereinafter provided, and to vary in certain respects the covenants and provisions contained in Article V of the Indenture, to the extent that such covenants and provisions apply to the Collateral Series E Bonds; and

            WHEREAS, the Company, pursuant to the provisions of the Indenture, has, by appropriate corporate action, duly resolved and determined to execute this Supplemental Indenture for the purpose of providing for the creation of the Collateral Series E Bonds and of specifying the form, provisions and particulars thereof, as in the Indenture provided or permitted and of giving to the Collateral Series E Bonds the protection and security of the Indenture; and

            WHEREAS,   the  Company  has   acquired  the   additional   property
hereinafter described, and the Company desires that such additional property so acquired be specifically subjected to the lien of the Indenture; and

            WHEREAS, the Company represents that all acts and proceedings required by law and by the charter and by-laws of the Company, including all action requisite on the part of its shareholders, directors and officers, necessary to make the Collateral Series E Bonds, when executed by the Company, authenticated and delivered by the Trustee and duly issued, the valid, binding and legal obligations of the Company, and to constitute the Principal Indenture and all indentures supplemental thereto, including this Supplemental Indenture, valid, binding and legal instruments for the security of the bonds of all series, including the Collateral Series E Bonds, in accordance with the terms of such bonds and such instruments, have been done, performed and fulfilled, and the execution and delivery hereof have been in all respects duly authorized;

            NOW, THEREFORE, THIS SUPPLEMENTAL INDENTURE WITNESSETH:

            That Public Service Company of Colorado, the Company named in the Indenture, in consideration of the premises and of One Dollar to it duly paid by the Trustee at or before the ensealing and delivery of these presents, the receipt whereof is hereby acknowledged, and in pursuance of the direction and authority of the Board of Directors of the Company given at a meeting thereof duly called and held, and in order to create the Collateral Series E Bonds and to specify the form, terms and provisions thereof, and to make definite and certain the lien of the Indenture upon the premises hereinafter described and to subject said premises directly to the lien of the Indenture, and to secure the payment of the principal of and premium, if any, and interest, if any, on all bonds from time to time outstanding under the Indenture, including the Collateral Series E Bonds, according to the terms of said bonds, and to secure the performance and observance of all of the covenants and conditions contained in the Indenture, has executed and delivered this Supplemental Indenture and has granted, bargained, sold, warranted, aliened, remised, released, conveyed, assigned, transferred, mortgaged, pledged, set over and confirmed, and by these presents does grant, bargain, sell, warrant, alien, remise, release, convey, assign, transfer, mortgage, pledge, set over and confirm unto First Trust of New York, National Association, as Trustee, and its successor or successors in the trust and its and their assigns forever, the property described in Schedule B hereto (which is described in such manner as to fall within and under the headings or parts or classifications set forth in the Granting Clauses of the Principal Indenture);

            TO HAVE AND TO HOLD the same and all and singular the properties, rights, privileges and franchises described in the Principal Indenture and in the several Supplemental Indentures hereinabove referred to and in this Supplemental Indenture and owned by the Company on the date of the execution and delivery hereof (other than property of a character expressly excepted from the lien of the Indenture as therein set forth) unto the Trustee and its successor or successors and assigns forever;

            SUBJECT, HOWEVER, to permitted encumbrances as defined in the Indenture;

            IN TRUST, NEVERTHELESS, upon the terms and trusts set forth in the Indenture, for the equal and proportionate benefit and security of all present and future holders of the bonds and coupons issued and to be issued under the Indenture, including the Collateral Series E Bonds, without preference, priority or distinction as to lien (except as any sinking, amortization, improvement or other fund established in accordance with the provisions of the Indenture or any indenture supplemental thereto may afford additional security for the bonds of any particular series) of any of said bonds over any others thereof by reason of series, priority in the time of the issue or negotiation thereof, or otherwise howsoever, except as provided in Section 2 of Article IV of the Indenture.


                                  ARTICLE ONE

           CREATION AND DESCRIPTION OF THE COLLATERAL SERIES E BONDS

            SECTION 1. A new series of bonds to be issued from time to time under and secured by the Indenture is hereby created, the bonds of such new series to be designated First Mortgage Bonds, Collateral Series E. The Collateral Series E Bonds shall be limited to an aggregate principal amount of One Hundred Fifty Million dollars ($150,000,000), excluding any Collateral Series E Bonds which may be authenticated and exchanged for or in lieu of or in substitution for or on transfer of other Collateral Series E Bonds pursuant to any provisions of the Indenture. The Collateral Series E Bonds shall not bear interest and each Collateral Series E Bond shall (a) be issued in such principal amount, (b) mature on such date not less than nine months nor more than thirty years from its Original Issue Date (as hereinafter defined), and (c) have such other terms and conditions as shall not be inconsistent with the provisions of the Indenture, all as shall be specified by the Company in a certificate, executed by the President, any Vice President, the Treasurer or any Assistant Treasurer of the Company, delivered to the Trustee relating to such Collateral

Series E Bond and referring to this Supplemental Indenture (each such certificate being deemed to constitute a part of this Supplemental Indenture and being hereinafter sometimes called an "Issuance Certificate"), such specification by such an officer of the Company in an Issuance Certificate having been heretofore authorized in a resolution of the Board of Directors of the Company.

            The principal of each Collateral Series E Bond shall be payable, upon presentation thereof, at the office or agency of the Company in the city in which the principal corporate trust office of the 1993 Mortgage Trustee (as hereinafter defined) is located, in any coin or currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts.

            The Collateral Series E Bonds shall be issued and delivered from time to time by the Company to First Trust of New York, National Association, as successor trustee under the Indenture, dated as of October 1, 1993, as supplemented (the "1993 Mortgage"), of the Company to such trustee (the "1993 Mortgage Trustee"), as the basis for the authentication and delivery under the 1993 Mortgage of a series of securities. As provided in the 1993 Mortgage, the Collateral Series E Bonds will be registered in the name of the 1993 Mortgage Trustee or its nominee and will be owned and held by the 1993 Mortgage Trustee, subject to the provisions of the 1993 Mortgage, for the benefit of the holders of all securities from time to time outstanding under the 1993 Mortgage, and the Company shall have no interest therein.

            Any payment by the Company under the 1993 Mortgage of the principal of any securities which shall have been authenticated and delivered under the 1993 Mortgage on the basis of the issuance and delivery to the 1993 Mortgage Trustee of Collateral Series E Bonds (other than by the application of the proceeds of a payment in respect of such Collateral Series E Bonds) shall, to the extent thereof, be deemed to satisfy and discharge the obligation of the Company, if any, to make a payment of principal of such Collateral Series E Bonds which is then due.

            The Trustee may conclusively presume that the obligation of the Company to pay the principal of any Collateral Series E Bonds as the same shall become due and payable shall have been fully satisfied and discharged unless and until it shall have received a written notice from the 1993 Mortgage Trustee, signed by an authorized officer thereof, stating that the principal of specified Collateral Series E Bonds has become due and payable and has not been fully paid, and specifying the amount of funds required to make such payment.

            Each Collateral Series E Bond shall be dated as of the date of its authentication.

            The Collateral Series E Bonds shall be issued as fully registered bonds only, in denominations of $1,000 and integral multiples thereof.

            The Collateral Series E Bonds shall be registerable and exchangeable at the office or agency of the Company in the city in which the principal corporate trust office of the 1993 Mortgage Trustee is located, in the manner and upon the terms set forth in Section 5 of Article II of the Indenture; provided, however, that the Collateral Series E Bonds shall not be transferrable except to a successor trustee under the 1993 Mortgage. No service charge shall be made for any exchange or transfer of any Collateral Series E Bond.

            If and to the extent necessary to eliminate any apparent inconsistency between any provision of this Supplemental Indenture and any provision of the Indenture all Collateral Series E Bonds having the same Original Issue Date, Stated Maturity, interest rate, and other terms and conditions shall be deemed to be a separate series of bonds, and such Original Issue Date, Stated Maturity, interest rate, if any, and other terms and conditions shall be deemed to be a part of the designation of such series.

            As used herein, the term "Original Issue Date" shall mean, with respect to any Collateral Series E Bond, the date of authentication and delivery hereunder of such Collateral Series E Bond, or, in the case of any particular Collateral Series E Bond which has been authenticated and delivered upon the registration of transfer or exchange of, or in substitution for, another Collateral Series E Bond, the date of the original authentication and delivery hereunder of the first Collateral Series E Bond authenticated and delivered hereunder representing all or a portion of the same obligation as that evidenced by such particular Collateral Series E Bond; the term "Stated Maturity" shall mean, with respect to any Collateral Series E Bond, the date on which the principal of such Collateral Series E Bond is stated to be due and payable (without regard to any provision for acceleration, redemption or similar provisions); and the term "Maturity" shall mean, with respect to any Collateral Series E Bond, the date on which the principal of such Collateral Series E Bond becomes due and payable, whether at Stated Maturity, by declaration of acceleration, upon call for redemption or otherwise.

            SECTION 2. The text of the Collateral Series E Bonds shall be substantially in the form attached hereto as Exhibit A.

            SECTION 3. The Collateral Series E Bonds may be executed by the Company and delivered to the Trustee and, upon compliance with all applicable provisions and requirements of the Indenture in respect thereof, shall be authenticated by the Trustee and delivered (without awaiting the filing or recording of this Supplemental Indenture), from time to time, in accordance with the written order or orders of the Company.


                                  ARTICLE TWO

                  REDEMPTION OF THE COLLATERAL SERIES E BONDS

            SECTION 1. No Collateral Series E Bond shall be subject to any sinking fund or other mandatory redemption (whether at the option of the holder thereof or otherwise) unless otherwise specified in the Issuance Certificate relating to such Collateral Series E Bond. Each Collateral Series E Bond shall be redeemable at the option of the Company in whole at any time, or in part from time to time, prior to Stated Maturity, at a redemption price equal to 100% of the principal amount thereof to be redeemed.

            SECTION 2. The provisions of Sections 3, 4, 5, 6 and 7 of Article V of the Indenture shall be applicable to the Collateral Series E Bonds, except that (a) no publication of notice of redemption of the Collateral Series E Bonds shall be required and (b) if less than all the Collateral Series E Bonds are to be redeemed, the Collateral Series E Bonds to be redeemed shall be selected from the maturities, and in the principal amounts, designated to the Trustee by the Company, and except as such provisions may otherwise be inconsistent with the provisions of this Article Two.

            SECTION 3. The holder of each and every Collateral Series E Bond issued hereunder hereby agrees to accept payment thereof prior to Stated Maturity on the terms and conditions provided for in this Article Two.


                                ARTICLE THREE.

                        ACKNOWLEDGMENT OF RIGHT TO VOTE
                          OR CONSENT WITH RESPECT TO
                       CERTAIN AMENDMENTS TO INDENTURE

            The Company hereby acknowledges the right of the holders of the Collateral Series E Bonds to vote or consent with respect to any or all of the modifications to the Indenture referred to in Article Three of the Supplemental Indenture, dated as of March 1, 1980, irrespective of the fact that the Bonds of the Second 1987 Series are no longer outstanding; provided, however, that such acknowledgment shall not impair (a) the right of the Company to make such modifications without the consent or other action of the holders of the Bonds of the 2020 Series or the bonds of any other series subsequently created under the Indenture with respect to which the Company has expressly reserved such right or
(b) the right of the Company to reserve the right to make such modifications without the consent or other action of the holders of bonds of one or more, or any or all, series created subsequent to the creation of the Collateral Series E Bonds.


                                 ARTICLE FOUR

                                  THE TRUSTEE

            The Trustee accepts the trusts created by this Supplemental Indenture upon the terms and conditions set forth in the Indenture and this Supplemental Indenture. The recitals in this Supplemental Indenture are made by the Company only and not by the Trustee. Each and every term and condition contained in Article XII of the Indenture shall apply to this Supplemental Indenture with the same force and effect as if the same were herein set forth in full, with such omissions, variations and modifications thereof as may be appropriate to make the same conform to this Supplemental Indenture.


                                 ARTICLE FIVE

                           MISCELLANEOUS PROVISIONS

            SECTION 1. Subject to the variations contained in Article Two of this Supplemental Indenture, the Indenture is in all respects ratified and confirmed and the Principal Indenture, this Supplemental Indenture and all other indentures supplemental to the Principal Indenture shall be read, taken and construed as one and the same instrument. Neither the execution of this Supplemental Indenture nor anything herein contained shall be construed to impair the lien of the Indenture on any of the properties subject thereto, and such lien shall remain in full force and effect as security for all bonds now outstanding or hereafter issued under the Indenture.

            All covenants and provisions of the Indenture shall continue in full force and effect and this Supplemental Indenture shall form part of the Indenture.

            SECTION 2. If the date for making any payment or the last date for performance of any act or the exercising of any right, as provided in this Supplemental Indenture, shall not be a Business Day (as defined in the 1993 Mortgage), such payment may be made or act performed or right exercised on the next succeeding Business Day with the same force and effect as if done on the nominal date provided in this Supplemental Indenture.

            SECTION 3. The terms defined in the Indenture shall, for all purposes of this Supplemental Indenture, have the meaning specified in the Indenture except as set forth in Section 4 of this Article or otherwise set forth in this Supplemental Indenture or unless the context clearly indicates some other meaning to be intended.

            SECTION 4. Any term defined in Section 303 of the Trust Indenture Act of 1939, as amended, and not otherwise defined in the Indenture shall, with respect to this Supplemental Indenture and the Collateral Series E Bonds, have the meaning assigned to such term in Section 303 as in force on the date of the execution of this Supplemental Indenture.

            SECTION 5. This Supplemental Indenture may be executed in any number of counterparts, and all of said counterparts executed and delivered, each as an original, shall constitute but one and the same instrument.

            IN WITNESS WHEREOF, Public Service Company of Colorado, party hereto of the first part, has caused its corporate name to be hereunto affixed, and this instrument to be signed by its President or any Vice President, and its corporate seal to be hereunto affixed and attested by its Secretary or an Assistant Secretary for and in its behalf; and First Trust of New York, National Association, the party hereto of the second part, in evidence of its acceptance of the trust hereby created, has caused its corporate name to be hereunto affixed, and this instrument to be signed and its corporate seal to be affixed by one of its Vice Presidents and attested by one of its Assistant Secretaries, for and in its behalf, all as of the day and year first above written.

                                          PUBLIC SERVICE COMPANY OF COLORADO



                                           By: /s/ R. C. Kelly
                                               R. C. Kelly
                                               Senior Vice President,Treasurer,
                                               and Chief Financial Officer

ATTEST: /s/ W. Wayne Brown
              W. Wayne Brown
              Secretary

                                          FIRST TRUST OF NEW YORK,
                                          NATIONAL ASSOCIATION,
                                                 as Trustee


                                          By: /s/ Catherine F. Donohue
                                               Catherine F. Donohue
                                               Vice President


ATTEST:/s/ Alfia Monastra
           Alfia Monastra
           Assistant Secretary

STATE OF COLORADO         )
                          )  ss.:
CITY AND COUNTY OF DENVER )


        On this 26th day of February, 1997, before me, Marilyn Albaitis, a duly authorized Notary Public in and for said City and County in the State aforesaid, personally appeared R. C. Kelly and W. Wayne Brown, to me known to be a Senior Vice President and the Secretary, respectively, of PUBLIC SERVICE COMPANY OF COLORADO, a corporation organized and existing under the laws of the State of Colorado, one of the corporations that executed the within and foregoing instrument; and the said R. C. Kelly and W. Wayne Brown, severally, acknowledged the said instrument to be the free and voluntary act and deed of said corporation, for the uses and purposes therein mentioned, and on oath stated that they were authorized to execute said instrument and that the seal affixed thereto is the corporate seal of said corporation.

        IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year first above written.



                                   /s/ Marilyn Albaitis
                                        Marilyn Albaitis
                                        Notary Public, State of Colorado
                                        Commission Expires September 21, 2000

STATE OF NEW YORK            )
                             )  ss.:
CITY AND COUNTY OF NEW YORK  )


        On this 26th day of February, 1997, before me, Joanne E. Ilse, a duly authorized Notary Public in and for said City and County in the State aforesaid, personally appeared Catherine F. Donohue and Alfia Monastra, to me known to be a Vice President and an Assistant Secretary, respectively, of First TRUST OF NEW YORK, National Association, a national banking association, one of the corporations that executed the within and foregoing instrument; and the said Catherine F. Donohue and Alfia Monastra, severally, acknowledged the said instrument to be the free and voluntary act and deed of said corporation, for the uses and purposes therein mentioned, and on oath stated that they were authorized to execute said instrument and that the seal affixed thereto is the corporate seal of said corporation.

        IN WITNESS WHEREOF, I have hereunto set my hand and affixed my official seal the day and year first above written.


                                    /s/ Joanne E. Ilse
                                    Joanne E. Ilse
                                    Notary Public, State of New York
                                    Commission Expires October 4, 1997

                                                                     EXHIBIT A



                       FORM OF COLLATERAL SERIES E BOND

        This bond is not transferable except to a successor trustee under the Indenture, dated as of October 1, 1993, as supplemented, between Public Service Company of Colorado and First Trust of New York, National
Association, as successor trustee thereunder.


                      PUBLIC SERVICE COMPANY OF COLORADO

                             FIRST MORTGAGE BOND,

                              CoLLATERAL SERIES E



REGISTERED                                                          REGISTERED


No..................                                       $..................

                      Original Issue Date:
                      Stated Maturity:
                      Other/Additional Provisions:
                      Addendum Attached
                             [  ] Yes
                             [  ] No


        FOR VALUE RECEIVED, PUBLIC SERVICE COMPANY OF COLORADO, a corporation organized and existing under the laws of the State of Colorado (hereinafter sometimes called the "Company"), promises to pay to First Trust of New York, National Association, as successor trustee (the "1993 Mortgage Trustee") under the Indenture, dated as of October 1, 1993 (the "1993 Mortgage"), of the Company, or registered assigns,


Dollars on the Stated Maturity specified above (unless this bond shall then be deemed to have been paid in accordance with the provisions of the Indenture referred to below) at the office or agency of the Company in the city in which the principal corporate trust office of the 1993 Mortgage Trustee is located. This bond shall not bear interest. The principal of this bond shall be payable in any coin or currency of the United States of America which at the time of payment shall be legal tender for the payment of public and private debts.

        Any payment by the Company under the 1993 Mortgage of the principal of securities which shall have been authenticated and delivered under the 1993 Mortgage on the basis of the issuance and delivery to the 1993 Mortgage Trustee of this bond (the "1993 Mortgage Securities") (other than by the application of the proceeds of a payment in respect of this bond) shall, to the extent thereof, be deemed to satisfy and discharge the obligation of the Company, if any, to make a payment of principal of this bond which is then due.

        If an Addendum is attached hereto or "Other/Additional Provisions" apply to this bond, this bond shall be subject to the terms set forth in such Addendum or such "Other/Additional Provisions".

        This bond is one of an issue of bonds of the Company, issued and to be issued in one or more series under and equally and ratably secured (except as any sinking, amortization, improvement or other fund, established in accordance with the provisions of the indenture hereinafter mentioned, may afford additional security for the bonds of any particular series) by a certain indenture, dated as of December 1, 1939, made by the Company to First Trust of New York, National Association, as successor trustee (hereinafter called the "Trustee"), to Morgan Guaranty Trust Company of New York (formerly Guaranty Trust Company of New York), as amended and supplemented by several indentures supplemental thereto, including the Supplemental Indenture dated as of February 1, 1997 (said Indenture as amended and supplemented by said indentures supplemental thereto being hereinafter called the "Indenture"), to which Indenture reference is hereby made for a description of the property mortgaged, the nature and extent of the security, the rights and limitations of rights of the Company, the Trustee, and the holders of said bonds, under the Indenture, and the terms and conditions upon which said bonds are secured, to all of the provisions of which Indenture and of all indentures supplemental thereto in respect of such security, including the provisions of the Indenture permitting the issue of bonds of any series for property which, under the restrictions and limitations therein specified, may be subject to liens prior to the lien of the Indenture, the holder, by accepting this bond, assents. To the extent permitted by and as provided in the Indenture, the rights and obligations of the Company and of the holders of said bonds (including those pertaining to any sinking or other fund) may be changed and modified, with the consent of the Company, by the holders of at least 75% in aggregate principal amount of the bonds then outstanding (excluding bonds disqualified from voting by reason of the Company's interest therein as provided in the Indenture); provided, however, that without the consent of the holder hereof no such modification or alteration shall be made which will extend the time of payment of the principal of this bond or reduce the principal amount hereof or effect any other modification of the terms of payment of such principal or will reduce the percentage of bonds required for the aforesaid actions under the Indenture. The Company has reserved the right to amend the Indenture without any consent or other action by holders of any series of bonds created after October 31, 1975 (including this series) so as to change 75% in the foregoing sentence to 60% and to change certain procedures relating to bondholders' meetings. This bond is one of a series of bonds designated as the First Mortgage Bonds, Collateral Series E, of the Company.

        Unless otherwise specified in an Addendum attached hereto, this bond shall not be subject to any sinking fund or other mandatory redemption (whether at the option of the holder hereof or otherwise). This bond shall be redeemable at the option of the Company in whole at any time, or in part from time to time, prior to the Stated Maturity specified above, at a redemption price equal to 100% of the principal amount thereof to be redeemed.

        The principal of this bond may be declared or may become due before the Stated Maturity specified above, on the conditions, in the manner and at the times set forth in the Indenture, upon the happening of an event of default as therein provided.
        This bond is not transferable except to a successor trustee under the 1993 Mortgage, any such transfer to be made at the office or agency of the Company in the city in which the principal corporate trust office of the 1993 Mortgage Trustee is located, upon surrender and cancellation of this bond, and thereupon a new bond of this series of a like principal amount and having the same Original Issue Date, Stated Maturity and other terms and conditions, will be issued to the transferee in exchange therefor, as provided in the Indenture. The Company, the Trustee, any paying agent and any registrar may deem and treat the person in whose name this bond is registered as the absolute owner hereof for the purpose of receiving payment and for all other purposes. This bond, alone or with other bonds of this series, may in like manner be exchanged at such office or agency for one or more new bonds of this series of the same aggregate principal amount, and having the same Original Issue Date, Stated Maturity, and other terms and conditions, all as provided in the Indenture. No service charge shall be made to any holder of any bond of this series for any exchange or transfer of bonds.

        No recourse under or upon any covenant or obligation of the Indenture, or of any bonds thereby secured, or for any claim based thereon, or otherwise in any manner in respect thereof, shall be had against any incorporator, subscriber to the capital stock, shareholder, officer or director, as such, of the Company, whether former, present or future, either directly, or indirectly through the Company or the Trustee, by the enforcement of any subscription to capital stock, assessment or otherwise, or by any legal or equitable proceeding by virtue of any statute or otherwise (including, without limiting the generality of the foregoing, any proceeding to enforce any claimed liability of shareholders of the Company based upon any theory of disregarding the corporate entity of the Company or upon any theory that the Company was acting as the agent or instrumentality of the shareholders), any and all such liability of incorporators, shareholders, subscribers, officers and directors, as such, being released by the holder hereof, by the acceptance of this bond, and being likewise waived and released by the terms of the Indenture under which this bond is issued.

        This bond shall not be valid or become obligatory for any purpose until the certificate of authentication endorsed hereon shall have been signed by First Trust of New York, National Association, or its successor, as Trustee under the Indenture.

        IN WITNESS WHEREOF, Public Service Company of Colorado has caused this bond to be signed in its name by the facsimile signature of a Senior Vice President and its corporate seal to be imprinted hereon and attested by the facsimile signature of its Secretary.

Dated:                                  PUBLIC SERVICE COMPANY OF
                                        COLORADO



                                        By:
                                             Senior Vice President

ATTEST:________________________
              Secretary





                         CERTIFICATE OF AUTHENTICATION


        This is one of the securities of the series designated therein referred to in the within-mentioned Supplemental Indenture.

Dated:                                  FIRST TRUST OF NEW YORK,
                                        NATIONAL ASSOCIATION,
                                             AS TRUSTEE



                                        By:
                                             Authorized Officer

                                                                    SCHEDULE A


                            SUPPLEMENTAL INDENTURES


     Date of                                                     Principal
  Supplemental                                   Principal        Amount
    Indenture           Series of Bonds        Amount Issued    Outstanding
    ---------           ---------------        -------------    -----------

March 14, 1941               None                   --              --

May 14, 1941                 None                   --              --

April 28, 1942               None                   --              --

April 14, 1943               None                   --              --

April 27, 1944               None                   --              --

April 18, 1945               None                   --              --

April 23, 1946               None                   --              --

April 9, 1947                None                   --              --

June 1, 1947*       2-7/8% Series due 1977     $ 40,000,000        None

April 1, 1948                None                   --              --

May 20, 1948                 None                   --              --

October 1, 1948     3-1/8% Series due 1978        10,000,000       None

April 20, 1949               None                   --              --

April 24, 1950               None                   --              --

April 18, 1951               None                   --              --

October 1, 1951     3-1/4% Series due 1981        15,000,000       None

April 21, 1952               None                   --              --

December 1, 1952             None                   --              --

April 15, 1953               None                   --              --

April 19, 1954               None                   --              --

October 1, 1954*    3-1/8% Series due 1984        20,000,000       None

April 18, 1955               None                   --              --

April 24, 1956               None                   --              --

May 1, 1957*        4-3/8% Series due 1987        30,000,000       None

April 10, 1958               None                   --              --

May 1, 1959         4-5/8% Series due 1989        20,000,000       None

April 18, 1960               None                   --              --

April 19, 1961               None                   --              --

     Date of                                                     Principal
  Supplemental                                   Principal        Amount
    Indenture           Series of Bonds        Amount Issued    Outstanding
    ---------           ---------------        -------------    -----------

October 1, 1961     4-1/2% Series due 1991        30,000,000       None

March 1, 1962       4-5/8% Series due 1992         8,800,000       None

June 1, 1964        4-1/2% Series due 1994        35,000,000       None

May 1, 1966         5-3/8% Series due 1996        35,000,000       None

July 1, 1967*       5-7/8% Series due 1997        35,000,000     35,000,000

July 1, 1968*       6-3/4% Series due 1998        25,000,000     25,000,000

April 25, 1969               None                   --              --

April 21, 1970               None                   --              --

September 1, 1970   8-3/4% Series due 2000        35,000,000        None

February 1, 1971    7-1/4% Series due 2001        40,000,000       None

August 1, 1972      7-1/2% Series due 2002        50,000,000       None

June 1, 1973        7-5/8% Series due 2003        50,000,000       None

March 1, 1974     Pollution Control Series A      24,000,000    22,500,000

December 1, 1974  Pollution Control Series B      50,000,000       None

October 1, 1975     9-3/8% Series due 2005        50,000,000       None

April 28, 1976               None                   --              --

April 28, 1977               None                   --              --

November 1, 1977*   8-1/4% Series due 2007        50,000,000        None

April 28, 1978               None                   --              --

October 1, 1978     9-1/4% Series due 2008        50,000,000       None

October 1, 1979*  Pollution Control Series C      50,000,000       None

March 1, 1980*        15% Series due 1987         50,000,000       None

April 28, 1981               None                   --              --

November 1, 1981* Pollution Control Series D      27,380,000       None

December 1, 1981*   16-1/4% Series due 2011       50,000,000       None

April 29, 1982               None                   --              --

May 1, 1983*      Pollution Control Series E      42,000,000       None

April 30, 1984               None                   --              --

March 1, 1985*        13% Series due 2015         50,000,000       None

November 1, 1986* Pollution Control Series F      27,250,000     27,250,000

     Date of                                                     Principal
  Supplemental                                   Principal        Amount
    Indenture           Series of Bonds        Amount Issued    Outstanding
    ---------           ---------------        -------------    -----------

May 1, 1987*         8.95% Series due 1992        75,000,000        None

July 1, 1990*       9-7/8% Series due 2020        75,000,000     75,000,000

December 1, 1990* Secured Medium-Term Notes,   191,500,000**    108,500,000
                           Series A

March 1, 1992*    8-1/8% Series due 2004 and    100,000,000     100,000,000
                    8-3/4% Series due 2022      150,000,000     150,000,000

April 1, 1993*    Pollution Control Series G     79,500,000      79,500,000

June 1, 1993*     Pollution Control Series H     50,000,000      50,000,000

November 1, 1993*     Collateral Series A       134,500,000     134,500,000


January 1, 1994*  Collateral Series B due 2001  102,667,000     102,667,000
                  Collateral Series B due 2004  110,000,000     110,000,000

September 2, 1994       (appointment of            None            None
                      successor trustee)

May 1, 1996*          Collateral Series C        125,000,000     125,000,000
                          due 2006

November 1, 1996*  Collateral Series D due from  150,000,000***  150,000,000
                     9 months to 30 years
                      from date of issue


----------------------
* Contains amendatory provisions
** $200,000,000 authorized
*** $250,000,000 authorized

                                                                     SCHEDULE B

                              PROPERTY DESCRIPTION

                                   PART SECOND

                                  (SUBSTATIONS)

The following electric substations and substation sites of the Company, including all buildings, structures, towers, poles, lines, and all equipment, appliances and devices for transforming, converting and distributing electric energy, and all the right, title and interest of the Company in and to the land on which the same are situated, and all of the Company's lands, easements, rights-of-way, rights, franchises, privileges, machinery, equipment, appliances, devices, appurtenances and supplies forming a part of said substations or any of them, or used or enjoyed, or capable of being used or enjoyed, in conjunction or connection with any thereof, all situated in the State of Colorado and the counties thereof, more particularly described as follows:

                                 ARAPAHOE COUNTY

1.     QUINCY SUBSTATION

A parcel of land located in the SW 1/4 Section 5, Township 5 South, Range 64 West of the 6th Principal Meridian, Arapahoe County, Colorado, more particularly described as follows:

Commencing at the SE corner of said SW 1/4 Section 5; Whence the SW corner of said Section 5 bears N 89 Degrees 42'59" W a distance of 2,635.92 feet; Thence N 89 Degrees 42'59" W along the South line of said SW 1/4 Section 5 a distance of
350.00 feet to a point; Thence N 00 Degrees 17'01" E a distance of 55.00 feet to a point on the North line of County Road 30 (Quincy Avenue) as described in Book 2826, Page 722, Reception No. 1761586, Arapahoe County Clerk and Recorder, also being the true point of beginning; Thence along the North Line of said County Road 30 (Quincy Avenue), N 89 Degrees 42'59" W a distance of 190.00 feet to a point; Thence N 00 Degrees 17'01"E a distance of 455.00 feet to a point; Thence S 89 Degrees 42'59" E a distance of 190.00 feet to a point; Thence S 00 Degrees 17'01" W a distance of 455.00 feet to the point of beginning, County of Arapahoe, State of Colorado

                                                            EXHIBIT 4(b)








                            PUBLIC SERVICE COMPANY
                                  OF COLORADO


                                      TO


                           FIRST TRUST OF NEW YORK,
                             NATIONAL ASSOCIATION,


                                                    as Trustee


                             ---------------------



                         Supplemental Indenture No. 6

                         Dated as of February 1, 1997


                         Supplemental to the Indenture
                          dated as of October 1, 1993


                             ---------------------


                  Establishing the Securities of Series No. 5
                designated Secured Medium-Term Notes, Series C

      SUPPLEMENTAL INDENTURE NO. 6, dated as of February 1, 1997, between PUBLIC SERVICE COMPANY OF COLORADO, a corporation duly organized and existing under the laws of the State of Colorado (hereinafter sometimes called the "Company"), and FIRST TRUST OF NEW YORK, NATIONAL ASSOCIATION, a national banking association (hereinafter sometimes called the "Trustee"), as successor trustee to Morgan Guaranty Trust Company of New York under the Indenture, dated as of October 1, 1993 (hereinafter called the "Original Indenture"), as previously supplemented and as further supplemented by this Supplemental Indenture No. 6. The Original Indenture and any and all indentures and other instruments supplemental thereto are hereinafter sometimes collectively called the "Indenture".

                            Recitals of the Company

      The Original Indenture was authorized, executed and delivered by the Company to provide for the issuance from time to time of its Securities (such term and all other capitalized terms used herein without definition having the meanings assigned to them in the Original Indenture), to be issued in one or more series as contemplated therein, and to provide security for the payment of the principal of and premium, if any, and interest, if any, on the Securities.

      The Company has heretofore executed and delivered to the Trustee the Supplemental Indentures referred to in Schedule A hereto for the purpose of establishing various series of bonds and of appointing the successor trustee.

      The Company desires to establish a series of Securities to be designated "Secured Medium-Term Notes, Series C", being a series of First Collateral Trust Bonds, such series of Securities to be hereinafter sometimes called "Series No. 5".

      The Company has duly authorized the execution and delivery of this Supplemental Indenture No. 6 to establish the Securities of Series No. 5 and has duly authorized the issuance of such Securities; and all acts necessary to make this Supplemental Indenture No. 6 a valid agreement of the Company, and to make the Securities of Series No. 5 valid obligations of the Company, have been performed.

                               Granting Clauses

      NOW, THEREFORE, THIS SUPPLEMENTAL INDENTURE NO. 6 WITNESSETH, that, in consideration of the premises and of the purchase of the Securities by the Holders thereof, and in order to secure the payment of the principal of and premium, if any, and interest, if any, on all Securities from time to time Outstanding and the performance of the covenants contained therein and in the Indenture and to declare the terms and conditions on which such Securities are secured, the Company hereby grants, bargains, sells, releases, conveys, assigns, transfers, mortgages, pledges, sets over and confirms to the Trustee, and grants to the Trustee a security interest in, the following:

                             Granting Clause First

            All right, title and interest of the Company, as of the date of the execution and delivery of this Supplemental Indenture No. 6, in and to property (other than Excepted Property), real, personal and mixed and wherever situated, in any case used or to be used in or in connection with the Electric Utility Business (whether or not such use is the sole use of such property), including without limitation (a) all lands and interests in land described or referred to in Schedule B hereto; (b) all other lands, easements, servitudes, licenses, permits, rights of way and other rights and interests in or relating to real property used or to be used in or in connection with the Electric Utility Business or relating to the occupancy or use of such real property, subject however, to the exceptions and exclusions set forth in clause (a) of Granting Clause First of the Original Indenture; (c) all plants, generators, turbines, engines, boilers, fuel handling and transportation facilities, air and water pollution control and sewage and solid waste disposal facilities and other machinery and facilities for the generation of electric energy; (d) all switchyards, lines, towers, substations, transformers and other machinery and facilities for the transmission of electric energy; (e) all lines, poles, conduits, conductors, meters, regulators and other machinery and facilities for the distribution of electric energy; (f) all buildings, offices, warehouses and other structures used or to be used in or in connection with the Electric Utility Business; (g) all pipes, cables, insulators, ducts, tools, computers and other data processing and/or storage equipment and other equipment, apparatus and facilities used or to be used in or in connection with the Electric Utility Business; (h) any or all of the foregoing properties in the process of construction; and (i) all other property, of whatever kind and nature, ancillary to or otherwise used or to be used in conjunction with any or all of the foregoing or otherwise, directly or indirectly, in furtherance of the Electric Utility Business;

                            Granting Clause Second

            Subject to the applicable  exceptions  permitted by Section  810(c),
      Section 1303 and Section 1305 of the Original Indenture, all property (other than Excepted Property) of the kind and nature described in Granting Clause First which may be hereafter acquired by the Company, it being the intention of the Company that all such property acquired by the Company after the date of the execution and delivery of this Supplemental Indenture No. 6 shall be as fully embraced within and subjected to the Lien hereof as if such property were owned by the Company as of the date of the execution and delivery of this Supplemental Indenture No. 6;

                            Granting Clause Fourth

            All other property of whatever kind and nature subjected or required to be subjected to the Lien of the Indenture by any of the provisions thereof;

                               Excepted Property

            Expressly excepting and excluding, however, from the Lien and operation of the Indenture all Excepted Property of the Company, whether now owned or hereafter acquired;

      TO HAVE AND TO HOLD all such property, real, personal and mixed, unto the Trustee, its successors in trust and their assigns forever;

      SUBJECT, HOWEVER, to (a) Liens existing at the date of the execution and delivery of the Original Indenture (including, but not limited to, the Lien of the PSCO 1939 Mortgage), (b) as to property acquired by the Company after the date of the execution and delivery of the Original Indenture, Liens existing or placed thereon at the time of the acquisition thereof (including, but not limited to, the Lien of any Class A Mortgage and purchase money Liens), (c) Retained Interests and (d) any other Permitted Liens, it being understood that, with respect to any property which was at the date of execution and delivery of the Original Indenture or thereafter became or hereafter becomes subject to the Lien of any Class A Mortgage, the Lien of the Indenture shall at all times be junior, subject and subordinate to the Lien of such Class A Mortgage;

      IN TRUST, NEVERTHELESS, for the equal and proportionate benefit and security of the Holders from time to time of all Outstanding Securities without any priority of any such Security over any other such Security;

      PROVIDED, HOWEVER, that the right, title and interest of the Trustee in and to the Mortgaged Property shall cease, terminate and become void in accordance with, and subject to the conditions set forth in, Article Nine of the Original Indenture, and if, thereafter, the principal of and premium, if any, and interest, if any, on the Securities shall have been paid to the Holders thereof, or shall have been paid to the Company pursuant to Section 603 of the Original Indenture, then and in that case the Indenture shall terminate, and the Trustee shall execute and deliver to the Company such instruments as the Company shall require to evidence such termination; otherwise the Indenture, and the estate and rights thereby granted, shall be and remain in full force and effect; and

      THE PARTIES HEREBY FURTHER COVENANT AND AGREE as follows:

                                  ARTICLE ONE

                          Securities of Series No. 5

      There are hereby established the Securities of Series No. 5, which shall have the terms and characteristics set forth below (the lettered subdivisions set forth below corresponding to the lettered subdivisions of Section 301 of the Original Indenture):

     (a) the title of the Securities of such series shall be "Secured Medium-Term Notes, Series C", being a series of First Collateral Trust Bonds; provided, however, that, at any time after the PSCO 1939 Mortgage shall have been satisfied and discharged, the Company shall have the right, without any consent or other action by the Holders of such Securities, to change such title in such manner as shall be deemed by the Company to be appropriate to reflect such satisfaction and discharge, such change to be evidenced in an Officer's Certificate;

      (b) there shall be no limit upon the aggregate principal amount of the Securities of Series No. 5 which may be authenticated and delivered under the Indenture. The Securities of Series No. 5 shall be initially authenticated and delivered from time to time in the aggregate principal amount of up to $150,000,000;

      (c) interest on the Securities of Series No. 5 shall be payable to the Persons in whose names such Securities are registered at the close of business on the Regular Record Date for such interest, except as otherwise expressly provided in the form of such Security attached as Exhibit A hereto;

      (d) the principal of each Security of Series No. 5 shall be payable on such date as is specified in the Officer's Certificate applicable to such Security;

      (e) an Officer's Certificate with respect to each Security of Series No. 5 shall specify the rate at which such Security of Series No. 5 shall bear interest, the date from which interest shall accrue, the Interest Payment Dates if other than February 1 and August 1 of each year and the Regular Record Dates with respect to the Interest Payment Dates if other than January 15 and July 15;

      (f) the  Corporate  Trust  Office  of First  Trust of New  York,  National

      Association, in New York, New York shall be the place at which (i) the principal of, premium, if any, and interest, if any, on the Securities of Series No. 5 shall be payable, (ii) registration of transfer of such Securities may be effected, (iii) exchanges of such Securities may be effected and (iv) notices and demands to or upon the Company in respect of such Securities and the Indenture may be served; and First Trust of New York, National Association, shall be the Security Registrar for the Securities; provided, however, that the Company reserves the right to change, by one or more Officer's Certificates, any such place or the Security Registrar; and provided, further, that the Company reserves the right to designate, by one or more Officer's Certificates, its principal office in Denver, Colorado as any such place or itself as the Security Registrar;

      (g) each Security of Series No. 5 shall be redeemable only if and to the extent specified in the Officer's Certificate applicable to such Security of Series No. 5;

      (h) not applicable to any Security of Series No. 5, except to the extent specified in the Officer's Certificate applicable to a particular Security of Series No. 5;

      (i) the Securities of Series No. 5 shall be issuable in denominations of $100,000 and any greater amount which is an integral multiple of $1,000;

      (j)   not applicable;

      (k)   not applicable;

      (l)   not applicable;

      (m)   not applicable;

      (n) not applicable to any Security of Series No. 5, except to the extent specified in the Officer's Certificate applicable to a particular Security of Series No. 5;

      (o)   not applicable;

      (p)   not applicable;

      (q) each Security of Series No. 5 is to be initially registered in the name of Cede & Co., as nominee for The Depository Trust Company (the "Depositary"). The Securities of Series No. 5 shall not be transferable or exchangeable, nor shall any purported transfer be registered, except as follows:

            (i) a Security of Series No. 5 may be transferred in whole, and appropriate registration of transfer effected, if such transfer is by such nominee to the Depositary, or by the Depositary to another nominee thereof, or by any nominee of the Depositary to any other nominee thereof, or by the Depositary or any nominee thereof to any successor securities depositary or any nominee thereof; and

            (ii) a Security of Series No. 5 may be exchanged for certificated notes registered in the respective names of the beneficial holders thereof, and thereafter shall be transferable without restriction, if:

                  (A) The Depositary, or any successor securities depositary, shall have notified the Company and the Trustee that it is unwilling or unable to continue to act as securities depositary with respect to such Security of Series No. 5 or the Company becomes aware that the Depositary has ceased to be a clearing agency registered under the Securities Exchange Act of 1934, as amended, and, in any such case, the Trustee shall not have been notified by the Company within ninety (90) days of the identity of a successor securities depositary with respect to such Security of Series No. 5;

                  (B) The Company shall have delivered to the Trustee a Company Order to the effect that such Security of Series No. 5 shall be so exchangeable on and after a date specified therein; or

                  (C) (1) an Event of Default shall have occurred and be continuing, (2) the Trustee shall have given notice of such Event of Default pursuant to Section 1102 of the Original Indenture and (3) there shall have been delivered to the Company and the Trustee an Opinion of Counsel to the effect that the interests of the beneficial owners of such Security of Series No. 5 in respect thereof will be materially impaired unless such owners become Holders of certificated notes.

      (r)   not applicable;

      (s) no service charge shall be made for the registration of transfer or exchange of any Securities of Series No. 5 provided, however, that the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection with any such exchange or transfer;

      (t)   not applicable;

      (u)   (i)   If the Company shall have caused the Company's indebtedness in respect of any Security of Series No. 5 to have been satisfied and discharged prior to the Maturity of such Security of Series No. 5, as provided in Section 901 of the Original Indenture, the Company shall, promptly after the date of such satisfaction and discharge, give a notice to each Person who was a Holder of any such Security of Series No. 5 on such date stating (A)(1) the aggregate principal amount of such Security of Series No. 5 and
            (2) the aggregate amount of any money (other than amounts, if any, deposited in respect of accrued interest on such Security of Series No. 5) and the aggregate principal amount of, the rate or rates of interest on, and the aggregate fair market value of, any Eligible Obligations deposited pursuant to Section 901 of the Original Indenture with respect to such Security of Series No. 5 and (B) that the Company will provide (and the Company shall promptly so provide) to such Person, or any beneficial owner of such Security of Series No. 5 holding through such Person (upon written request to the Company sent to an address specified in such notice), such other information as such Person or beneficial owner, as the case may be, reasonably may request in order to enable it to determine the federal income tax consequences to it resulting from the satisfaction and discharge of the Company's indebtedness in respect of such Security of Series No. 5. Thereafter, the Company shall, within forty-five (45) days after the end of each calendar year, give to each Person who at any time during such calendar year was a Holder of such Security of Series No. 5 a notice containing (X) such information as may be necessary to enable such Person to report its income, gain or loss for federal income tax purposes with respect to such Security of Series No. 5 or the assets held on deposit in respect thereof during such calendar year or the portion thereof during which such Person was a Holder of such Security of Series No. 5, as the case may be (such information to be set forth for such calendar year as a whole and for each month during such year) and
            (Y) a statement to the effect that the Company will provide (and the Company shall promptly so provide) to such Person, or any beneficial owner of such Security of Series No. 5 holding through such Person (upon written request to the Company sent to an address specified in such notice), such other information as such Person or beneficial owner, as the case may be, reasonably may request in order to enable it to determine its income, gain or loss for federal income tax purposes with respect to such Security of Series No. 5 or such assets for such year or portion thereof, as the case may be. The obligation of the Company to provide or cause to be provided information for purposes of income tax reporting by any Person as described in the first two sentences of this paragraph shall be deemed to have been satisfied to the extent that the Company has provided or caused to be provided substantially comparable information pursuant to any requirements of the Internal Revenue Code of 1986, as amended from time to time (the "Code"), and United States Treasury regulations thereunder.

            (ii) Notwithstanding the provisions of subparagraph (i) above, the Company shall not be required to give any notice specified in such subparagraph or to otherwise furnish any of the information contemplated therein if the Company shall have delivered to the Trustee an Opinion of Counsel to the effect that the Holder of such Security of Series No. 5 will not recognize income, gain or loss for federal income tax purposes as a result of the satisfaction and discharge of the Company's indebtedness in respect of such Security of Series No. 5 and such Holder will be subject to federal income taxation on the same amounts and in the same manner and at the same times as if such satisfaction and discharge had not occurred.

            (iii) Anything in this clause (u) to the contrary notwithstanding, the Company shall not be required to give any notice specified in subparagraph (i) or to otherwise furnish the information contemplated therein or to deliver any Opinion of Counsel contemplated by subparagraph (ii) if the Company shall have caused the applicable Security of Series No. 5 to be deemed to have been paid for purposes of the Indenture, as provided in Section 901 of the Original Indenture, but shall not have effected the satisfaction and discharge of its indebtedness in respect of such Security of Series No. 5 pursuant to such Section.

      (v) each Security of Series No. 5 shall be substantially in the form attached as Exhibit A hereto and shall have such further terms as are set forth in such form.

                                  ARTICLE TWO

                           Miscellaneous Provisions

      This Supplemental Indenture No. 6 is a supplement to the Original Indenture. As previously supplemented and further supplemented by this Supplemental Indenture No. 6, the Original Indenture is in all respects ratified, approved and confirmed, and the Original Indenture, all previous supplements thereto and this Supplemental Indenture No. 6 shall together constitute one and the same instrument.

            IN WITNESS WHEREOF, the parties hereto have caused this Supplemental Indenture No. 6 to be duly executed as of the day and year first above written.

                                          PUBLIC SERVICE COMPANY OF COLORADO


                                            By: /s/ R. C. Kelly
                                               R. C. Kelly
                                               Senior Vice President, Treasurer,
                                                and Chief Financial Officer



                                          FIRST TRUST OF NEW YORK,
                                            NATIONAL ASSOCIATION, Trustee


                                          By:  /s/ Catherine F. Donohue
                                               Catherine F. Donohue
                                                Vice President

STATE OF COLORADO                   )
                                    ) ss.:
CITY AND COUNTY OF DENVER           )


            On the 26th day of February, 1997, before me personally came R. C. Kelly, to me known, who, being by me duly sworn, did depose and say that he is a Senior Vice President of Public Service Company of Colorado, one of the corporations described in and which executed the foregoing instrument; and that he signed his name thereto by authority of the Board of Directors of said corporation.


                                   /s/ Marilyn Albaitis
                                   Marilyn Albaitis
                                   Notary Public, State of Colorado
                                   Commission Expires September 21, 2000

STATE OF NEW YORK                   )
                                    ) ss.:
CITY AND COUNTY OF NEW YORK         )


            On the 26th day of February, 1997, before me personally came Catherine F. Donohue, to me known, who, being by me duly sworn, did depose and say that she is a Vice President of First Trust of New York, National Association, the national banking association described in and which executed the foregoing instrument; and that she signed her name thereto by authority of the Board of Directors of said national banking association.


                                  /s/ Joanne E. Ilse
                                  Joanne E. Ilse
                                  Notary Public, State of New York
                                  Commission Expires October 4, 1997

                                                                    EXHIBIT A
                               FORM OF SECURITY


                  (See legend at the end of this Security for
                 restrictions on transfer and change of form)


                      PUBLIC SERVICE COMPANY OF COLORADO


                      Secured Medium-Term Note, Series C
                     (being a First Collateral Trust Bond)


Original Issue Date:            Regular Record Dates:
Interest Rate:                  Initial Redemption Date:
Default Rate:                   Initial Redemption Percentage:
Stated Maturity:                Annual Redemption Percentage
Interest Payment Dates:         Reduction:
Addendum Attached               Optional Repayment Dates:
[  ] Yes
[  ] No                         Other/Additional Provisions:







                      This Note is not a Discount Security
              within the meaning of the within-mentioned Indenture.

                   -----------------------------------------


Principal Amount                                      Registered No.
$                                                     CUSIP


      PUBLIC SERVICE COMPANY OF COLORADO, a corporation duly organized and existing under the laws of the State of Colorado (herein called the "Company," which term includes any successor corporation under the Indenture referred to below), for value received, hereby promises to pay to
                                   , or registered assigns, the principal sum of

Dollars on the Stated Maturity specified above (or any Redemption Date or Repayment Date as defined below), and to pay interest thereon from the Original Issue Date specified above or from the most recent Interest Payment Date to which interest has been paid or duly provided for, semi-annually in arrears on the Interest Payment Dates specified above in each year, commencing with the Interest Payment Date next succeeding the Original Issue Date specified above, and at Maturity, at the Interest Rate per annum specified above, computed on the basis of a 360-day year consisting of twelve 30-day months, until the principal hereof is paid or duly provided for and, to the extent that payment of such interest shall be legally enforceable, at the Default Rate per annum specified above on any overdue payment of principal, premium, if any, and/or interest. The interest so payable, and paid or duly provided for, on any Interest Payment Date shall, as provided in such Indenture, be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date specified above (whether or not a Business
Day) next preceding such Interest Payment Date except that if the Original Issue Date of this Note is after a Regular Record Date specified above and before the corresponding Interest Payment Date, the first payment of interest on this Note shall be made to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on the Regular Record Date with respect to the next succeeding Interest Payment Date. Notwithstanding the foregoing, interest payable at Maturity shall be paid to the Person to whom principal shall be paid. Except as otherwise provided in said Indenture, any such interest not so paid or duly provided for shall forthwith cease to be payable to the Holder on such Regular Record Date and may either be paid to the Person in whose name this Note (or one or more Predecessor Securities) is registered at the close of business on a Special Record Date for the payment of such Defaulted Interest to be fixed by the Trustee, notice of which shall be given to Holders of Securities of this series not less than 15 days prior to such Special Record Date, or paid in such other manner as permitted by the Indenture.

      Notwithstanding the foregoing, if an Addendum is attached hereto or "Other/Additional Provisions" apply to this Note as specified on the face hereof, this Note shall be subject to the terms set forth in such Addendum or such "Other/Additional Provisions".

      Payment of the principal of and premium, if any, on this Note and interest hereon at Maturity shall be made upon presentation of this Note (and with respect to any applicable repayment of this Note, a duly completed election form as contemplated below) at the Corporate Trust Office of First Trust of New York, National Association, in New York, New York or at such other office or agency as may be designated for such purpose by the Company from time to time. Payment of interest on this Note (other than interest at Maturity) shall be made by check mailed to the address of the Person entitled thereto as such address shall appear in the Note Register, except that if such Person shall be a securities depositary, such payment may be made by such other means in lieu of check as shall be agreed upon by the Company, the Trustee and such Person. Payment of the principal of and premium, if any, and interest on this Note, as aforesaid, shall be made in such coin or currency of the United States of America as at the time of payment shall be legal tender for the payment of public and private debts.

      This Note is one of a duly authorized issue of securities of the Company (herein called the "Notes"), issued and issuable in one or more series under and equally secured by an Indenture, dated as of October 1, 1993 (such Indenture as originally executed and delivered and as supplemented or amended from time to time thereafter, together with any constituent instruments establishing the terms of particular Securities, being herein called the "Indenture"), between the Company and First Trust of New York, National Association, as successor trustee (herein called the "Trustee," which term includes any further successor trustee under the Indenture), to which Indenture and all indentures supplemental thereto reference is hereby made for a description of the property mortgaged, pledged and held in trust, the nature and extent of the security and the respective rights, limitations of rights, duties and immunities of the Company, the Trustee and the Holders of the Securities thereunder and of the terms and conditions upon which the Securities are, and are to be, authenticated and delivered and secured. The acceptance of this Note shall be deemed to constitute the consent and agreement by the Holder hereof to all of the terms and provisions of the Indenture. This Note is one of the series designated above.

      If any Interest Payment Date, any Redemption Date or the Stated Maturity shall not be a Business Day (as hereinafter defined), payment of the amounts due on this Note on such date may be made on the next succeeding Business Day; and, if such payment is made or duly provided for on such Business Day, no interest shall accrue on such amounts for the period from and after such Interest Payment Date, Redemption Date or Stated Maturity, as the case may be, to such Business Day.

      Unless otherwise specified in an Addendum attached hereto, this Note shall not be subject to any sinking fund or other mandatory redemption and, unless otherwise specified on the face hereof in accordance with the provisions of the following four paragraphs, this Note is not subject to optional redemption or repayment prior to the Stated Maturity hereof.

      This Note is subject to redemption at the option of the Company at any time on or after the Initial Redemption Date, if any, specified on the face hereof, as a whole at any time or from time to time in part, in increments of $1,000 (provided that any remaining principal amount hereof shall be at least $100,000), at the Redemption Price (as defined below), plus unpaid accrued interest hereon to the date fixed for redemption (each, a "Redemption Date"). The "Redemption Price" shall initially be the Initial Redemption Percentage specified on the face hereof multiplied by the unpaid principal amount of this Note to be redeemed. The Initial Redemption Percentage shall decline at each anniversary of the Initial Redemption Date by the Annual Redemption Percentage, if any, specified on the face hereof until the Redemption Price is 100% of the unpaid principal amount to be redeemed.

      Notice of redemption shall be given by mail to the Holder of this Note, not less than 30 days nor more than 60 days prior to the date fixed for redemption, all as provided in the Indenture. As provided in the Indenture, notice of redemption at the election of the Company as aforesaid may state that such redemption shall be conditional upon the receipt by the Paying Agent or Agents for this Note, on or prior to the date fixed for such redemption, of money sufficient to pay the principal of and premium, if any, and interest, on this Note; a notice of redemption so conditioned shall be of no force or effect if such money is not so received and, in such event, the Company shall not be required to redeem this Note.

      In the event of redemption of this Note in part only, a new Note or Notes of this series, of like tenor, for the unredeemed portion hereof and otherwise having the same terms as this Note will be issued in the name of the Holder hereof upon the cancellation hereof.

      This Note will be subject to repayment by the Company at the option of the Holder hereof on the Optional Repayment Date(s), if any, specified on the face hereof, in whole or in part in increments of $1,000 (provided that any remaining principal amount hereof shall be at least $100,000), at a repayment price equal to 100% of the unpaid principal amount to be repaid, plus unpaid interest accrued hereon to the date fixed for repayment (each a "Repayment Date"). For this Note to be repaid, this Note must be received not more than 60 nor less than 30 calendar days prior to the Repayment Date, together with the form hereon entitled "Option to Elect Repayment" duly completed, by the Trustee at its Corporate Trust Office in New York, New York or such other office or agency as may be designated by the Company from time to time. Exercise of such repayment option by the Holder hereof will be irrevocable. In the event of repayment of this Note in part only, a new Note or Notes of like tenor for the unrepaid portion hereof and otherwise having the same terms as this Note will be issued in the name of the Holder hereof upon the cancellation hereof.

      If an Event of Default shall occur and be continuing, the principal of this Note may be declared due and payable in the manner and with the effect provided in the Indenture.

      The Indenture permits, with certain exceptions as therein provided, the Trustee to enter into one or more supplemental indentures for the purpose of adding any provisions to, or changing in any manner or eliminating any of the provisions of, the Indenture with the consent of the Holders of not less than a majority in aggregate principal amount of the Securities of all series then
Outstanding under the Indenture, considered as one class; provided, however, that if there shall be Securities of more than one series Outstanding under the Indenture and if a proposed supplemental indenture shall directly affect the rights of the Holders of Securities of one or more, but less than all, of such series, then the consent only of the Holders of a majority in aggregate principal amount of the Outstanding Securities of all series so directly affected, considered as one class, shall be required; and provided, further, that if the Securities of any series shall have been issued in more than one Tranche and if the proposed supplemental indenture shall directly affect the rights of the Holders of Securities of one or more, but less than all, of such Tranches, then the consent only of the Holders of a majority in aggregate principal amount of the Outstanding Securities of all Tranches so directly affected, considered as one class, shall be required; and provided, further, that the Indenture permits the Trustee to enter into one or more supplemental indentures for limited purposes without the consent of any Holders of Securities. The Indenture also contains provisions permitting the Holders of a majority in principal amount of the Securities then Outstanding, on behalf of the Holders of all Securities, to waive compliance by the Company with certain provisions of the Indenture and certain past defaults under the Indenture and their consequences. Any such consent or waiver by the Holder of this Note shall be conclusive and binding upon such Holder and upon all future Holders of this Note and of any Note issued upon the registration of transfer hereof or in exchange herefor or in lieu hereof, whether or not notation of such consent or waiver is made upon this Note.

      As provided in the Indenture and subject to certain limitations therein set forth, this Note or any portion of the principal amount hereof will be deemed to have been paid for all purposes of the Indenture and to be no longer Outstanding thereunder, and, at the election of the Company, the Company's entire indebtedness in respect thereof will be satisfied and discharged, if there has been irrevocably deposited with the Trustee or any Paying Agent (other than the Company), in trust, money in an amount which will be sufficient and/or Eligible Obligations, the principal of and interest on which when due, without regard to any reinvestment thereof, will provide moneys which, together with moneys so deposited, will be sufficient, to pay when due the principal of and premium, if any, and interest on this Note when due.

      As provided in the Indenture and subject to certain limitations therein set forth, the transfer of this Note is registrable in the Security Register, upon surrender of this Note for registration of transfer at the Corporate Trust Office of First Trust of New York, National Association, in New York, New York or such other office or agency as may be designated by the Company from time to time, duly endorsed by, or accompanied by a written instrument of transfer in form satisfactory to the Company and the Security Registrar duly executed by, the Holder hereof or his attorney duly authorized in writing, and thereupon one or more new Securities of this series of authorized denominations and of like tenor and aggregate principal amount, will be issued to the designated transferee or transferees.

      The Notes are issuable only as registered Notes, without coupons, and in denominations of $100,000 and in any greater amount in integral multiples of $1,000. As provided in the Indenture and subject to certain limitations therein set forth, the Notes are exchangeable for a like aggregate principal amount of Notes of the same series and Tranche, of any authorized denominations, as requested by the Holder surrendering the same, and of like tenor upon surrender of the Note or Notes to be exchanged at the Corporate Trust Office of First Trust of New York, National Association, in New York, New York or such other office or agency as may be designated by the Company from time to time.

      The Company shall not be required to execute or provide for the registration of transfer of or the exchange of this Note during a period of 15 days immediately preceding the date notice is given calling this Note or any part hereof for redemption, except with respect to the unredeemed portion of any Note being redeemed in part.

      No service charge shall be made for any such registration of transfer or exchange, but the Company may require payment of a sum sufficient to cover any tax or other governmental charge payable in connection therewith.

      Prior to due presentment of this Note for registration of transfer, the Company, the Trustee and any agent of the Company or the Trustee may treat the Person in whose name this Note is registered as the absolute owner hereof for all purposes, whether or not this Note be overdue, and neither the Company, the Trustee nor any such agent shall be affected by notice to the contrary.

      The Indenture and this Note shall be governed by and construed in accordance with the laws of the State of New York.

      As used herein "Business Day" means any day, other than a Saturday or Sunday, which is not a day on which banking institutions or trust companies in The City of New York, New York or other city in which is located any office or agency maintained for the payment of the principal of, or premium, if any, or interest on this Note, are generally authorized or required by law, regulation or executive order to remain closed. All other terms used in this Note which are defined in the Indenture shall have the meanings assigned to them in the Indenture.

      As provided in the Indenture, no recourse shall be had for the payment of the principal of, premium, if any, or interest on any Securities, or any part thereof, or for any claim based thereon or otherwise in respect thereof, or of the indebtedness represented thereby, or upon any obligation, covenant or agreement under the Indenture, against, and no personal liability whatsoever shall attach to, or be incurred by, any incorporator, shareholder, officer or director, as such, past, present or future of the Company or of any predecessor or successor corporation (either directly or through the Company or a predecessor or successor corporation), whether by virtue of any constitutional provision, statute or rule of law, or by the enforcement of any assessment or penalty or otherwise; it being expressly agreed and understood that the Indenture and all the Securities are solely corporate obligations and that any such personal liability is hereby expressly waived and released as a condition of, and as part of the consideration for, the execution of the Indenture and the issuance of the Securities.

      Unless the certificate of authentication hereon has been executed by the Trustee or an Authenticating Agent by manual signature, this Note shall not be entitled to any benefit under the Indenture or be valid or obligatory for any purpose.

      IN WITNESS WHEREOF, the Company has caused this instrument to be duly executed under its corporate seal to be hereunto affixed and attested.

                                    PUBLIC SERVICE COMPANY OF COLORADO



                                    By:___________________________________
                                          Senior Vice President


Attest:

_____________________
      Secretary


                         CERTIFICATE OF AUTHENTICATION

      This is one of the Securities of the series designated therein referred to in the within-mentioned Indenture.

Dated:________________

FIRST TRUST OF NEW YORK,            OR          FIRST TRUST OF NEW YORK,
NATIONAL ASSOCIATION                      NATIONAL ASSOCIATION,
  as Trustee                                       as Trustee



By:                                     By:   [                     ],
         Authorized Officer                   as Authenticating Agent



                                        By:
                                                Authorized Officer

      Unless this certificate is presented by an authorized representative of The Depository Trust Company, a New York corporation ("DTC"), to the Company or its agent for registration of transfer, exchange, or payment, and any certificate issued is registered in the name of Cede & Co. or in such other name as is requested by an authorized representative of DTC (and any payment is made to Cede & Co. or to such other entity as is requested by an authorized representative of DTC), ANY TRANSFER, PLEDGE, OR OTHER USE HEREOF FOR VALUE OR OTHERWISE BY OR TO ANY PERSON IS WRONGFUL inasmuch as the registered owner hereof, Cede & Co., has an interest herein.

      This Note may not be transferred or exchanged, nor may any purported transfer be registered, except (i) this Note may be transferred in whole, and appropriate registration of transfer effected, if such transfer is by Cede & Co., as nominee for The Depository Trust Company (the "Depositary"), to the Depositary, or by the Depositary to another nominee thereof, or by any nominee of the Depositary to any other nominee thereof, or by the Depositary or any nominee thereof to any successor securities depositary or any nominee thereof; and (ii) this Note may be exchanged for definitive Notes registered in the respective names of the beneficial holders hereof, and thereafter shall be transferable without restrictions if: (A) the Depositary, or any successor securities depositary, shall have notified the Company and the Trustee that it is unwilling or unable to continue to act as securities depositary with respect to this Note or the Company becomes aware that the Depositary has ceased to be a clearing agency registered under the Securities Exchange Act of 1934, as amended, and in any such case the Trustee shall not have been notified by the Company within ninety (90) days of the identity of a successor securities depositary with respect to this Note; (B) the Company shall have delivered to the Trustee an Officer's Certificate to the effect that this Note shall be so exchangeable on and after a date specified therein; or (C)(1) an Event of Default shall have occurred and be continuing, (2) the Trustee shall have given notice of such Event of Default pursuant to Section 1102 of the Indenture and
(3) there shall have been delivered to the Company and the Trustee an Opinion of Counsel to the effect that the interests of the beneficial owners of this Note in respect thereof will be materially impaired unless such owners become Holders of definitive Notes.

                             --------------------

      FOR VALUE RECEIVED the undersigned hereby sells, assigns and transfers unto



    [please insert social security or other identifying number of assignee]



           [please print or typewrite name and address of assignee]



the within Note of PUBLIC SERVICE COMPANY OF COLORADO and does hereby irrevocably constitute and appoint______________________________, Attorney, to transfer said Note on the books of the within-mentioned Company, with full power of substitution in the premises.



Dated:




      Notice: The signature to this assignment must correspond with the name as written upon the face of the Note in every particular without alteration or enlargement or any change whatsoever.

                           OPTION TO ELECT REPAYMENT

      The undersigned hereby irrevocably request(s) and instruct(s) the Company to repay this Note (or portion hereof specified below) pursuant to its terms at a price equal to 100% of the principal amount to be repaid, together with unpaid interest accrued hereon to the Repayment Date, to the undersigned, at __________
        (Please print or typewrite name and address of the undersigned)

      For this Note to be repaid, the Trustee must receive at its Corporate Trust Office in New York, New York not more than 60 nor less than 30 calendar days prior to the Repayment Date, this Note with this "Option to Elect Repayment" form duly completed.

      If less than the entire principal amount of this Note is to be repaid, specify the portion hereof (which shall be increments of $1,000 (provided that any remaining principal amount hereof shall be at least $100,000)) which the Holder elects to have repaid and specify the denomination or denominations (which shall be a minimum of $100,000) of the Notes to be issued to the Holder for the portion of this Note not being repaid (in the absence of any such specification, one such Note will be issued for the portion not being repaid).


Principal Amount
to be Repaid:  $______________                 ____________________________

Date:                                          Notice:   The   signature(s)
      -------------------------
                                               on  this   Option  to  Elect
                                               Repayment  must   correspond
                                               with the  name(s) as written
                                               upon the  face of this  Note
                                               in     every     particular,
                                               without     alteration    or
                                               enlargement  or  any  change
                                               whatsoever.

                                                                    SCHEDULE A

                            SUPPLEMENTAL INDENTURES


     Date of                                                     Principal
  Supplemental                                   Principal        Amount
    Indenture           Series of Bonds        Amount Issued    Outstanding
    ---------           ---------------        -------------    -----------

November 1, 1993         Series No. 1          $134,500,000    $134,500,000

January 1, 1994    Series No. 2 due 2001 and   $102,667,000    $102,667,000
                     Series No. 2 due 2024     $110,000,000    $110,000,000

September 2, 1994       Appointment of             None            None
                       Successor Trustee

May 1, 1996          Series No. 3 due 2006     $125,000,000    $125,000,000

November 1, 1996     Series No. 4 due from     $150,000,000*   $150,000,000
                     9 months to 30 years
                      from date of issue


* $250,000,000 authorized

                                                                     SCHEDULE B

                              PROPERTY DESCRIPTION

The following properties are situated in the State of Colorado and the counties thereof:

                                 ARAPAHOE COUNTY

1.     QUINCY SUBSTATION

A parcel of land located in the SW 1/4 Section 5, Township 5 South, Range 64 West of the 6th Principal Meridian, Arapahoe County, Colorado, more particularly described as follows:

Commencing at the SE corner of said SW 1/4 Section 5; Whence the SW corner of said Section 5 bears N 89 Degrees 42'59" W a distance of 2,635.92 feet; Thence N 89 Degrees 42'59" W along the South line of said SW 1/4 Section 5 a distance of
350.00 feet to a point; Thence N 00 Degrees 17'01" E a distance of 55.00 feet to a point on the North line of County Road 30 (Quincy Avenue) as described in Book 2826, Page 722, Reception No. 1761586, Arapahoe County Clerk and Recorder, also being the true point of beginning; Thence along the North Line of said County Road 30 (Quincy Avenue), N 89 Degrees 42'59" W a distance of 190.00 feet to a point; Thence N 00 Degrees 17'01"E a distance of 455.00 feet to a point; Thence S 89 Degrees 42'59" E a distance of 190.00 feet to a point; Thence S 00 Degrees 17'01" W a distance of 455.00 feet to the point of beginning, County of Arapahoe, State of Colorado