Form 10-Q
period 1997-06-30
PUBLIC SERVICE CO OF COLORADO
filed 1997-08-14
CIK 81018

--------------------------------------------------------------------------------


                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
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


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      At August 1, 1997, 65,597,445 shares of the registrant's Common Stock, $5.00 par value (the only class of common stock), were outstanding. In connection with the Merger, effective August 1, 1997, each share of outstanding common stock of the registrant stock was exchanged for one share of New Century Energies, Inc., common stock, $1.00 par value.


--------------------------------------------------------------------------------

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l. Financial Statements .............................................   1

Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations ............................  18


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 25

Item 6.  Exhibits and Reports on Form 8-K.................................. 25

SIGNATURES................................................................. 27

EXHIBIT INDEX.............................................................. 28

EXHIBIT 12(a).............................................................. 29

EXHIBIT 12(b).............................................................. 30

EXHIBIT 15 ................................................................ 31















   In addition to the historical information contained herein, this report contains a number of "forward-looking statements", within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning capital expenditures, earnings, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those projected in such statements due to a variety of factors including, without limitation, restructuring of the utility industry; future economic conditions; earnings retention and dividend payout policies; developments in the legislative, regulatory and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as compliance with laws and regulations. These and other factors are discussed in the Company's filings with the Securities and Exchange Commission including this report.

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                                    ASSETS

                                                          June 30,  December 31,
                                                            1997       1996
                                                            ----       ----
                                                        (Unaudited)
Property, plant and equipment, at cost:
   Electric ..........................................  $ 4,052,776 $ 3,931,413
   Gas................................................    1,089,274   1,035,394
   Steam and other....................................       78,784      78,225
   Common to all departments..........................      424,079     418,262
   Construction in progress...........................      118,351     181,597
                                                            -------     -------
                                                          5,763,264   5,644,891
   Less: accumulated depreciation ....................    2,108,226   2,045,996
                                                          ---------   ---------
     Total property, plant and equipment..............    3,655,038   3,598,895
                                                          ---------   ---------

Investments, at cost, and receivables:
   Investment in Yorkshire Power Group, Ltd. (Note 4).      366,493           -
      Other...........................................       49,628      46,550
                                                            -------     -------
    Total investments.................................      416,121      46,550
                                                            -------     -------

Current assets:
   Cash and temporary cash investments................       19,011       9,406
   Accounts  receivable, less reserve for uncollectible
    accounts ($2,970 at June 30, 1997; $4,049 at
    December 31, 1996) .......... ....................      197,147     218,132
   Accrued unbilled revenues .........................       66,879      85,894
   Recoverable purchased gas and electric energy costs
     - net (Note 1) ..................................       57,663      31,288
   Materials and supplies, at average cost............       46,987      48,972
   Fuel inventory, at average cost....................       28,641      24,739
   Gas in underground storage, at cost (LIFO).........       26,574      42,826
   Regulatory assets recoverable within one year (Note 1)    44,787      44,110
   Prepaid expenses and other.........................       37,015      41,790
                                                            -------     -------
    Total current assets..............................      524,704     547,157
                                                            -------     -------

Deferred charges:
   Regulatory assets (Note 1).........................      283,277     304,456
   Unamortized debt expense ..........................       11,784      10,975
   Other..............................................       68,195      64,615
                                                            -------     -------
    Total deferred charges............................      363,256     380,046
                                                            -------     -------
                                                         $4,959,119  $4,572,648
                                                         ==========  ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED BALANCE SHEETS
                            (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                          June 30,  December 31,
                                                            1997       1996
                                                            ----       ----
                                                        (Unaudited)



Common stock (Note 1).................................   $1,072,992  $1,048,447
Retained earnings.....................................      408,811     389,841
                                                           --------     -------
    Total common equity...............................    1,481,803   1,438,288

Preferred stock:
   Not subject to mandatory redemption................      140,008     140,008
   Subject to mandatory redemption at par.............       39,913      39,913
Long-term debt........................................    1,464,620   1,259,528
                                                          ---------   ---------
                                                          3,126,344   2,877,737
                                                          ---------   ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions ........................................       58,569      55,677
   Employees' postemployment benefits.................       25,181      25,182
                                                             ------     -------
    Total noncurrent liabilities......................       83,750      80,859
                                                             ------     -------

Current liabilities:
   Notes payable and commercial paper ................      382,600     244,725
   Long-term debt due within one year.................      262,094     155,030
   Preferred stock subject to mandatory redemption
     within one year .................................        2,576       2,576
   Accounts payable...................................      170,876     254,256
   Dividends payable..................................       37,307      36,973
   Customers' deposits................................       22,087      21,441
   Accrued taxes......................................       31,263      58,990
   Accrued interest...................................       43,299      33,797
   Defueling and decommissioning liability............        5,076       8,665
   Current portion of accumulated deferred income taxes      24,095       4,560
   Other..............................................       43,271      69,203
                                                             ------      ------
    Total current liabilities.........................    1,024,544     890,216
                                                          ---------     -------

Deferred credits:
   Customers' advances for construction...............       47,147      50,269
   Unamortized investment tax credits ................      103,424     105,928
   Accumulated deferred income taxes  ................      543,316     539,082
   Other..............................................       30,594      28,557
                                                           --------     -------
    Total deferred credits............................      724,481     723,836
                                                           --------     -------

Commitments and contingencies (Notes 3 and 4).........
                                                         $4,959,119  $4,572,648
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                   (Thousands of Dollars Except per Share Data)


                                                            Three Months Ended
                                                                 June 30,
                                                             1997         1996
                                                             ----         ----

Operating revenues:
   Electric..........................................    $360,144      $357,764
   Gas...............................................     170,273       117,395
   Other.............................................      12,260         9,628
                                                         --------      --------
                                                          542,677       484,787
Operating expenses:
   Fuel used in generation...........................      47,482        44,676
   Purchased power...................................     121,019       119,056
   Gas purchased for resale..........................     115,143        72,383
   Other operating expenses..........................      82,904        84,034
   Maintenance.......................................      18,055        15,705
   Depreciation and amortization.....................      42,182        38,046
   Taxes (other than income taxes)...................      21,243        21,288
   Income taxes......................................      11,627        16,313
                                                           ------       -------
                                                          459,655       411,501
Operating income.....................................      83,022        73,286

Other income and deductions:
   Allowance for equity funds used during
     construction ...................................          (1)          192
   Miscellaneous income and deductions - net.........      (6,204)       (1,444)
                                                         ---------       ------
                                                           (6,205)       (1,252)
Interest charges:
   Interest on long-term debt........................      30,047        21,714
   Amortization of debt discount and expense less
     premium ........................................       1,017           865
   Other interest....................................      16,517        15,562
   Allowance for borrowed funds used during
     construction ...................................      (1,371)         (644)
                                                           46,210        37,497
Net income...........................................      30,607        34,537
Dividend requirements on preferred stock.............       2,942         2,971
                                                            -----         -----
Earnings available for common stock..................     $27,665       $31,566
                                                          =======       =======
Weighted average common shares outstanding (thousands)     65,395        63,998
                                                           ======        ======

Earnings per weighted average
   share of common stock outstanding.................    $    0.42     $    0.49
                                                         =========     =========

Dividends per share declared on common stock.........    $   0.525     $  0.525
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                   (Thousands of Dollars Except per Share Data)


                                                             Six Months Ended
                                                                 June 30,
                                                             1997         1996
                                                             ----         ----

Operating revenues:
   Electric..........................................    $734,097      $727,881
   Gas...............................................     462,098       359,623
   Other.............................................      24,142        20,200
                                                         --------      --------
                                                        1,220,337     1,107,704
Operating expenses:
   Fuel used in generation...........................      91,743        91,013
   Purchased power...................................     243,645       241,491
   Gas purchased for resale..........................     322,495       233,107
   Other operating expenses..........................     165,732       157,924
   Maintenance.......................................      33,168        30,077
   Depreciation and amortization.....................      85,039        74,908
   Taxes (other than income taxes)...................      43,731        43,593
   Income taxes......................................      46,944        57,459
                                                         --------       -------
                                                        1,032,497       929,572
Operating income.....................................     187,840       178,132

Other income and deductions:
   Allowance for equity funds used during construction         (1)          703
   Miscellaneous income and deductions - net.........      (7,093)       (6,728)
                                                         ---------     --------
                                                           (7,094)       (6,025)
Interest charges:
   Interest on long-term debt........................      56,953        43,782
   Amortization of debt discount and expense less
     premium ........................................       1,945         1,842
   Other interest....................................      31,192        29,233
   Allowance for borrowed funds used during construction   (2,832)       (1,716)
                                                           ------        ------
                                                           87,258        73,141
                                                           ------        ------
Net income...........................................      93,488        98,966
Dividend requirements on preferred stock.............       5,885         5,943
                                                            -----         -----
Earnings available for common stock..................    $ 87,603       $93,023
                                                         ========       =======
Weighted average common shares outstanding (thousands)     65,258        63,839
                                                           ======        ======
Earnings per weighted average
   share of common stock outstanding.................    $   1.34      $   1.46
                                                         ========      ========

Dividends per share declared on common stock.........    $   1.05      $   1.05
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Thousands of Dollars)

                                                              Six Months Ended
                                                                  June 30,
                                                               1997      1996
                                                               ----      ----

Operating activities:
   Net income........................................         $93,488   $98,966
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Depreciation and amortization....................          87,211    77,292
    Amortization of investment tax credits...........          (2,504)   (2,481)
    Deferred income taxes............................          30,978    20,292
    Equity in earnings of investments, net...........          (3,565)     (490)
    Allowance for equity funds used during construction             1      (703)
    Change in accounts receivable....................          20,985    (8,456)
    Change in inventories............................          14,335    27,918
    Change in other current assets...................          (3,256)   27,722
    Change in accounts payable.......................         (83,380)  (25,817)
    Change in other current liabilities..............         (37,334)   (7,233)
    Change in deferred amounts.......................             573    (1,627)
    Change in noncurrent liabilities.................           2,892   (17,073)
    Other............................................               -     1,882
                                                              -------     -----
       Net cash provided by operating activities.....         120,424   190,192
                                                              -------   -------

Investing activities:
   Construction expenditures.........................        (135,650) (135,615)
   Allowance for equity funds used during construction             (1)      703
   Proceeds from disposition of property, plant and
     equipment ......................................           1,956     1,574
   Acquisition of Yorkshire Electricity (Note 4).....        (362,387)        -
   Purchase of other investments.....................          (5,996)   (2,333)
   Sale of other investments.........................           2,376       416
                                                                -----       ---
       Net cash used in investing activities.........        (499,702) (135,255)
                                                             --------  --------

Financing activities:
   Proceeds from sale of common stock (Note 1).......          14,777    15,041
   Proceeds from sale of long-term debt (Note 4).....         333,435   143,221
   Redemption of long-term debt......................         (23,021)  (80,933)
   Short-term borrowings - net (Note 4)..............         137,875   (62,175)
   Dividends on common stock.........................         (68,298)  (65,833)
   Dividends on preferred stock......................          (5,885)   (5,943)
                                                              --------  -------
    Net cash provided by (used in) financing activities       388,883   (56,622)
                                                              -------   -------
    Net increase (decrease) in cash and temporary cash
      investments ...................................           9,605    (1,685)
    Cash and temporary cash investments at beginning
      of period .....................................           9,406    14,693
    Cash and temporary cash investments at end of period    $  19,011  $ 13,008
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Accounting Policies

Business, Utility Operations and Regulation

      The Company is an operating public utility engaged, together with its utility subsidiaries, principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of The Public Utilities Commission of the State of Colorado ("CPUC") with respect to its retail electric and gas operations and the Federal Energy Regulatory Commission ("FERC") with respect to its wholesale electric operations and accounting policies and practices. Approximately 90% of the Company's electric and gas revenues are subject to CPUC jurisdiction. Cheyenne Light, Fuel and Power Company ("Cheyenne") is subject to the jurisdiction of the Public Service Commission of Wyoming ("WPSC"). WestGas InterState, Inc. ("WGI") and Texas-Ohio Pipeline, Inc. are subject to the jurisdiction of the FERC. The gas marketing, power brokering and other operations of e prime, inc. and Texas-Ohio Gas, Inc. (acquired September 1, 1996) are not rate regulated. The Company also invests in electricity systems outside the United States as discussed in Note 4. The Company's international investments are subject to regulation in the countries in which such investments are made.

      Effective  August 1, 1997,  the Company and  Southwestern  Public  Service
Company ("SPS") merged and became wholly-owned subsidiaries of New Century Energies, Inc. ("NCE"), which will be a registered holding company under the Public Utility Holding Company Act of 1935. This transaction has been accounted for as a pooling of interests for accounting purposes. After effecting the Merger, NCE will own the following direct subsidiaries: PSCo, SPS, Cheyenne, WGI, New Century Services, Inc., and NC Enterprises, Inc. PSCo owns the following subsidiaries: PS Colorado Credit Corporation, PSR Investments, Inc., 1480 Welton, Inc., Fuel Resources Development Co., a dissolved corporation, and New Century International, Inc., which was established in 1997 in connection with the acquisition of Yorkshire Electricity Group plc ("Yorkshire Electricity"). NC Enterprises, Inc., an intermediate holding company of NCE, owns the following subsidiaries: Quixx Corporation and its subsidiaries, e prime, inc. and its subsidiaries, Utility Engineering Corporation and its subsidiaries and Natural Fuels Corporation. The transfer of subsidiaries is not expected to have a material impact on the Company's financial position, results of operations or cash flows (see Note 2).

      Regulatory Assets and Liabilities

      The Company and its regulated subsidiaries prepare their financial statements in accordance with the provisions of Statement of Financial Accounting Standards No. 71 - "Accounting for the Effects of Certain Types of Regulation" ("SFAS 71"). SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. On January 1, 1996, the Company adopted
Statement  of  Financial  Accounting  Standards  No.  121  "Accounting  for  the
Impairment of Long-Lived Assets and Long-Lived Assets to Be Disposed Of" which imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this statement in 1996 and the application during 1997 did not have a material impact on the Company's results of operations, financial position or cash flows. The following regulatory assets are reflected in the Company's consolidated condensed balance sheets:

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


                                              June 30,   December 31, Recovery
                                                1997        1996       Through
                                                ----        ----       -------
                                               (Thousands of Dollars)

Nuclear decommissioning costs,
 net (Note 3) ............................    $ 80,102    $ 89,731       2005
Income taxes .............................      91,146      98,355       2006
Employees' postretirement benefits
  other than pensions.....................      57,222      54,449       2013
Early retirement costs....................      11,075      15,505       1998
Employees' postemployment benefits........      24,604      24,797  Undetermined
Demand-side management costs..............      41,546      41,462       2002
Unamortized debt reacquisition costs......      18,901      19,914       2024
Other.....................................       3,468       4,353       1999
                                               -------      ------
  Total...................................     328,064     348,566
Classified as current.....................      44,787      44,110
                                               -------     -------
Classified as noncurrent..................    $283,277    $304,456
                                              ========    ========

      The regulatory assets of the Company and its regulated subsidiaries as of June 30, 1997 are reflected in rates charged to customers over the recovery periods noted above. The Company believes it will continue to be subject to rate regulation to the extent necessary to recover these assets. In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS 71 as a result of a change in regulation or the effects of competition, the Company could be required to write-off related regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value, which could have a material adverse effect on the Company's results of operations, financial position or cash flow.

      On January 27, 1997, the CPUC issued its order on the Company's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs associated with its gas operations on an accrual basis under Statement of Financial
Accounting Standards No. 112 - "Employers' Accounting for Postemployment Benefits" ("SFAS 112") and denied amortization of the approximately $8.7 million regulatory asset recognized upon the adoption of SFAS 112. On June 9, 1997, the Company filed its appeal in Denver District Court. The Company is assessing the impact of this decision on the future recovery of the electric jurisdictional portion of postemployment benefit costs totaling approximately $13.8 million. If the appeal to the Denver District Court is unsuccessful, the Company will appeal this issue to the Colorado Supreme Court. The Company believes it will ultimately be successful in its appeals. If appeals are unsuccessful, including pursuing the establishment of an alternative form of regulatory recovery, these amounts will be written off.

      Recovered/Recoverable Purchased Gas and Electric Energy Costs - Net

      The Company's and Cheyenne's tariffs contain clauses which allow recovery of certain purchased gas and electric energy costs in excess of the level of such costs included in base rates. Currently, these cost adjustment tariffs are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. The cumulative effects are recognized as a current asset or liability until adjusted by refunds or collections through future billings to customers. The CPUC order related to the Company's merger rate filing modified and replaced the Company's Energy Cost Adjustment ("ECA") with an Incentive Cost Adjustment ("ICA"), which allows for a 50%/50% sharing of certain fuel and energy cost increases or decreases among customers and shareholders. As of June 30, 1997, the cost sharing allowed under the ICA reduced cost recoveries by approximately $2 million.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

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

      Miscellaneous Income and Deductions - net

      Miscellaneous income and deductions - net includes items which are non-operating in nature or, in general, are not considered in the ratemaking process. Such items include, among other things, merger and business integration costs (see Note 2), contributions, gains and losses on the sale of property and certain litigation, executive severance and other accruals. Individually, these amounts did not have a material impact on the Company's consolidated results of operations.

Statements of Cash Flows - Non-cash Transactions

      Shares of common stock (250,058 in 1997 and 274,934 in 1996), valued at the market price on the date of issuance (approximately $10 million in 1997 and
1996), were issued to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. The estimated issuance values were recognized in other operating expenses during the respective preceding years. Shares of common stock (6,470 in 1996), valued at the market price on the date of issuance ($0.2 million in 1996), were issued to certain executives pursuant to the applicable provisions of the executive compensation plans.

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

2. Merger

      In August 1995, the Company, SPS, a New Mexico corporation, and NCE, a Delaware corporation, entered into an Agreement and Plan of Reorganization
("Merger Agreement") providing for a business combination as peer firms involving the Company and SPS in a tax-free "merger of equals" transaction (the "Merger"). Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, the Company and SPS merged and became wholly-owned subsidiaries of NCE. Each outstanding share of Company common stock was canceled and converted into the right to receive one share of NCE common stock and each outstanding share of SPS common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock. Based on the outstanding common stock of the Company and SPS at August 1, 1997, the Merger resulted in the common shareholders of the Company owning 63% of the common equity of NCE and the common shareholders of SPS owning 37% of the common equity of NCE. Effective with the Merger, the utility and certain non-utility subsidiaries of the Company were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, to NCE. NCE then made a capital contribution of those non-utilities' stock, at net book value, to NC Enterprises, Inc.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

      Operating revenues and net income for the three months and six months ended June 30, 1997 and 1996, for the Company, SPS and NCE on a pro-forma basis are as follows (in millions):

                                     Company             SPS           NCE*
                                     -------             ---           ----
Three months ended June 30, 1997:
    Operating revenues              $   543        $    243       $    786
    Net income                           31               6             34

Three months ended June 30, 1996:
    Operating revenues              $   485        $    248       $    733
    Net income                           35              28             59

Six months ended June 30, 1997:
    Operating revenues              $ 1,220        $    465       $  1,685
    Net income                           93              25            112

Six months ended June 30, 1996:
    Operating revenues              $ 1,108        $    464       $  1,572
    Net income                           99              43            136

* NCE's net income is net of dividend requirements on preferred stock of subsidiaries

      It is management's intention that NCE begin realizing certain savings upon the consummation of the Merger and, accordingly, costs associated with the Merger and the transition planning and implementation have negatively impacted earnings during 1997. The Company recognized approximately $5.2 and $1.4 million of costs during the second quarter of 1997 and 1996, respectively, and approximately $6.4 and $4.2 million of costs associated with the Merger during the first six months of 1997 and 1996, respectively.

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

      On November 29, 1996, and as modified on January 15, 1997, the CPUC issued a written decision approving the Merger as well as the major provisions of a stipulation and agreement entered into among the Company, the CPUC Staff, the Colorado Office of Consumer Counsel ("OCC"), and substantially all other parties. The decision establishes a five year performance based regulatory plan and acknowledges that the Merger is in the public interest. The major provisions of the decision include:

     - a $6 million electric rate reduction, which was instituted October 1, 1996, followed by an additional $12 million electric rate reduction effective with the implementation of new gas rates on February 1, 1997;
     - an annual electric department earnings test with the sharing of earnings in excess of an 11% return on equity for the calendar years 1997-2001 as follows:

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


            Electric Department        Sharing of Excess Earnings
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

     - a freeze in base electric rates for the period through December 31, 2001 with the flexibility to make certain other rate changes, including those necessary to allow for the recovery of DSM, Qualifying Facility ("QF") and decommissioning costs;
     - a replacement of the Company's ECA with an ICA to allow for a 50%/50% sharing of certain fuel and energy cost increases or decreases among customers and shareholders; and
     - the implementation of a Quality of Service Plan ("QSP") which provides for penalties totaling up to $5 million in year one and increasing to $11 million in year five, if the Company does not achieve certain performance measures relating to electric reliability, customer complaints and telephone response to inquiries. The CPUC opened a new docket on March 31, 1997 to address the implementation of a reward structure for performance above certain standards.

        The freeze in base electric rates does not prohibit the Company from filing a general rate case or deny any party the opportunity to initiate a complaint or rate proceeding.

Rate Cases

      On June 5, 1996, the Company filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately $34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. On June 9, 1997, the Company filed its appeal in Denver District Court concerning the CPUC's decision which disallowed the recovery of certain postemployment benefit costs under SFAS 112 (see Note
1), imputed anticipated merger related cost savings related to the gas business and weather normalization methodology.

      The Company filed a rate case with the FERC on December 29, 1995, requesting a slight overall rate increase (less than 1%) from its wholesale electric customers. This filing, among other things, requested approval for recovery of Other Postretirement Employee Benefits ("OPEB") costs under Statement of Financial Accounting Standards No. 106 - "Employers' Accounting for Postretirement Benefits Other Than Pensions", postemployment benefit costs under SFAS 112 and new depreciation rates based on the Company's most recent depreciation study. Settlement agreements were reached with all parties and filed with the FERC, which, overall, resulted in a slight decrease in rates. The FERC approved the settlement agreements on June 13, 1997, subject to the Company making certain compliance filings.

Electric and Gas Cost Adjustment Mechanisms

      During 1994 and 1995, the CPUC conducted several proceedings to review issues related to the ECA. The CPUC opened a docket to review whether the ECA should be maintained in its present form, altered or eliminated, and on January 8, 1996, combined this docket with the merger docket discussed above. The CPUC decision on the Merger modified and replaced the ECA with an ICA. The ICA, which became effective October 1, 1996, allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. Management does not believe that the sharing requirements under the ICA mechanism will have a significant impact on the Company's results of operations, financial position or cash flows.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

      The CPUC has had an on-going docket to review and prescribe a standardized GCA process to determine the prudence of gas commodity and pipeline delivery service costs incurred by gas utilities. Other issues addressed in this docket included whether the GCA should be maintained in its present form, altered or eliminated. On May 7, 1997, the CPUC issued a final order, which provides for the current GCA to be maintained and the adoption of certain standardized filing and gas purchase reporting requirements.

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

      Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the U.S. Environmental Protection Agency ("EPA") identified, and a Phase II environmental assessment has revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The
Company has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado Department of Public Health and Environment ("CDPHE") indicating that no further action is required related to these properties. On January 3, 1996, in a lawsuit by the Company against its insurance providers, the Denver District Court entered final judgment in favor of the Company in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and the Company in the Colorado Court of Appeals. The insurance provider has posted supersedeas bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). On July 10, 1997, the Colorado Court of Appeals overturned the previously awarded $7.7 million judgment on the basis that the jury had not been properly instructed by the Judge regarding a narrow issue associated with some of the policies. A retrial is expected. Previously, the Company had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. In addition, the Company expects to recoup additional expenditures beyond insurance proceeds through the sale of the Barter property and from other PRPs. In August 1996, the Company filed a lawsuit against four PRPs seeking recovery of certain Barter related costs.

      Polychlorinated biphenyl ("PCB") presence was identified in the basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against the Company in the Denver District Court. The action alleged that the Company was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between the Company and the building owners resolving all claims. In December 1995, complaints were filed by the Company against all applicable insurance carriers in the Denver District Court. On June 30, 1997, the Denver District Court ruled in favor of the insurance carriers on summary judgment motions addressing late notice and other issues. The Company intends to pursue recovery from one carrier. Additionally, the Company intends to appeal the decision to the Colorado Court of Appeals.

      The Ramp Industries disposal facility, located in Denver, Colorado has been designated by the EPA as a Superfund hazardous substance site pursuant to CERCLA. On November 29, 1995, the Company received from the EPA a Notice of Potential Liability and Request for Information related to such site and the Company has responded to

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

this request. The EPA is conducting an investigation of the contamination at this site and is in the process of identifying the nature and quantities of hazardous wastes delivered to, processed and currently stored at the site by PRPs. In April, 1997, the EPA informed the Company and more than 700 other PRPs (as well as the public) that it plans to thermally treat and dispose of some Ramp hazardous substances off-site. The EPA estimates the total cost of this site remedy to be approximately $10 million. The Company's insurance carriers have been notified of the EPA investigation.

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

Environmental Matters Related to Air Quality and Pollution Control

      Under the Clean Air Act Amendments of 1990, coal burning power plants are required to reduce sulfur dioxide ("SO2") and nitrogen oxide ("NOx") emissions to specified levels through a phased approach. The Company`s facilities must comply with the Phase II requirements which will be effective in the year 2000. Currently, these regulations permit compliance with sulfur dioxide emission limitations by using S02 allowances allocated to plants by the EPA, using allowances generated by reducing emissions at existing plants and by using allowances purchased from other companies. The Company expects to meet the Phase II emission standards placed on SO2 through the combination of: a) use of low sulfur coal, b) the operation of air quality control equipment on certain generation facilities, and c) allowances issued by the EPA. The Company will be required to modify certain boilers by the year 2000 to reduce NOx emissions in order to comply with Phase II requirements. The estimated Phase II costs for future plant modifications to meet NOx requirements is approximately $13 million. The Company is studying its options to reduce NOx and SO2 emissions, and does not anticipate that these regulations will significantly impact its consolidated financial position, results of operations or cash flow.

Craig Steam Electric Generating Station

      On October 9, 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and the Company owns an undivided interest (acquired in April
1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and 2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. A pre-trial conference has been scheduled for late August 1997. The Company does not believe that its potential liability or the future impact of this litigation on plant operations will have a material adverse impact on the Company's consolidated results of operations, financial position or cash flows. This litigation is similar to the Hayden Station complaint which was settled in 1996 as disclosed in the Company's 1996 Annual Report on Form 10-K.

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

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

      On February 9, 1996, the Company and the Department of Energy ("DOE") entered into an agreement resolving all the defueling issues. As part of this agreement, the Company has agreed to the following: 1) the DOE assumed title to the fuel currently stored in the ISFSI, 2) the DOE will assume title to the ISFSI and will be responsible for the future defueling and decommissioning of the facility, 3) the DOE agreed to pay the Company $16 million for the settlement of claims associated with the ISFSI, 4) ISFSI operating and maintenance costs, including licensing fees and other regulatory costs, will be the responsibility of the DOE, and 5) the Company provided to the DOE a full and complete release of claims against the DOE resolving all contractual disputes related to storage/disposal of Fort St. Vrain spent nuclear fuel. On December 17, 1996, the DOE submitted a request to the Nuclear Regulatory Commission ("NRC") to transfer the title of the ISFSI. This request is being reviewed by the NRC and the Company anticipates approval in the second half of 1997.

      On March 22, 1996, the Company and the decommissioning contractors announced that the physical decommissioning activities at the facility were completed. On August 5, 1997, the NRC approved the Company's request to terminate the Part 50 operating license. This concludes the decommissioning activities and the facilities and site are suitable to be released for unrestricted use. Under the Price-Anderson Act, the Company remains subject to potential assessments levied in response to any nuclear incidents prior to early 1994, as disclosed in the Company's 1996 Annual Report on Form 10-K. At June 30, 1997, a remaining $5 million defueling and decommissioning liability was reflected on the consolidated condensed balance sheet. The Company believes this remaining decommissioning liability is adequate to finalize the payment of all related obligations.

      As a result of the DOE settlement, coupled with a complete review of expected remaining decommissioning costs and establishment of the anticipated refund to customers, pre-tax earnings for the first quarter of 1996 were positively impacted by approximately $16 million. In accordance with the 1991 CPUC approval to recover certain decommissioning costs, 50% of any cash amounts received from the DOE as part of a settlement, net of costs incurred by the Company, including legal fees, is to be refunded or credited to customers. The Company established an $8 million refund liability in the first quarter of 1996. During the first quarter of 1997, such obligation was reduced by approximately $1.1 million after amounts to be refunded were finally determined and approved by the CPUC. Such amounts will be refunded over a three year period.

Employee Litigation

      Several employee lawsuits have been filed against the Company involving alleged discrimination, sexual harassment or worker's compensation issues which have arisen during the normal course of business. Also, lawsuits have been filed against the Company alleging breach of certain fiduciary duties to employees. The plaintiffs lawsuits are in various stages of litigation and/or appeal(s) including settlement discussions, with the appropriate state judicial courts. The Company intends to contest, or is actively contesting, all such lawsuits, and management believes that the ultimate outcome will not have a material adverse impact on the Company's results of operations, financial position or cash flow.

      During 1996, ninety former Information Technology and Systems ("IT&S") employees filed a lawsuit against the Company. The complaint alleges that the Company unfairly amended its severance plan in connection with a restructuring in late 1994 to exclude the IT&S function/positions that were outsourced to IBM, effective February 1, 1995. On June 16, 1997, the Denver District Court issued a decision in favor of the former IT&S employees and awarded approximately $1.6 million in severance costs, as well as interest and attorney fees. Such amounts, including estimated interest and attorney fees were accrued during the second quarter of 1997. The Company has appealed this decision and believes that the amended severance plan is lawful and enforceable.

      During 1996, complaints were filed by seventeen plaintiffs, allegedly on behalf of all non-managerial, non-clerical women in the Company's regional facilities. The complaints assert that the Company has engaged in a company-wide pattern and practice of sexual discrimination, including sexual harassment and retaliation. During July 1997, the Company resolved all issues related to this matter and accrued all related estimated costs.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

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

4.  Acquisition and Divestiture of Investments

Acquisition of Yorkshire Electricity

      On February 24, 1997, Yorkshire Power Group Ltd. ("Yorkshire Power"), a 50/50 joint venture between the Company and American Electric Power ("AEP"), announced that they had reached agreement with the board of directors of Yorkshire Electricity, a United Kingdom regional electricity company, on the terms of a recommended cash tender offer for all of the outstanding and to be issued ordinary shares of Yorkshire Electricity. On April 1, 1997, the effective date of this acquisition, Yorkshire Power (through Yorkshire Holdings plc, a wholly-owned subsidiary equally owned by the Company and AEP) declared the cash tender offer wholly unconditional in all respects. Substantially all of the Yorkshire Electricity stock has been acquired.

      The total consideration paid by Yorkshire Power was approximately $2.4 billion (1.5 billion pounds sterling). The acquisition was financed by Yorkshire Power through a combination of approximately 25% equity and 75% debt, including the assumption of the existing debt of Yorkshire Electricity. The funds for the acquisition were obtained from the Company's and AEP's investment in Yorkshire Power of approximately $360 million (220 million pounds sterling) each, with the remainder obtained by Yorkshire Power through the issuance of non-recourse debt. The Company funded its entire equity investment in Yorkshire Power through $250 million of publicly issued secured medium-term notes with varying maturities and drawings of approximately $110 million on its short-term lines of credit pursuant to its short-term credit agreement with Bank of America, as agent.

      The Company accounts for its investment in Yorkshire Power using the equity method. Yorkshire Power's results of operations includes 100% of Yorkshire Electricity's results since April 1, 1997. The Company's equity earnings in Yorkshire Power is 50%, the same as its ownership share. Summarized income statement information for the period from the date of acquisition, April 1, 1997, to June 30, 1997 for Yorkshire Power is as follows (millions):

    Operating revenues              $ 438.5
    Operating income                   52.1
    Net income                          8.2
    Company's equity in the earnings
        of Yorkshire Power              4.1

      The pro forma financial information presented below assumes that the acquisition of Yorkshire Power was acquired on the first day of each respective period. The date of acquisition was April 1, 1997 and accordingly the pro forma adjustments for the six months ended June 30, 1997 reflect the amounts for the three months ended March 31, 1997. The pro forma adjustments include recognition of equity in the estimated earnings of Yorkshire Power, an adjustment for interest expense on debt associated with the Company's investment in Yorkshire Power and related income taxes. The estimated earnings of Yorkshire Power was based on prior historical earnings of the Yorkshire Electricity, prior to its acquisition by Yorkshire Power, adjusted for the estimated effects of purchase accounting (including the amortization of goodwill), conversion to United States

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

generally accepted accounting principles, interest expense on debt issued by Yorkshire Power associated with the acquisition and related income taxes. Sales of electricity are affected by seasonal weather patterns and, therefore, the results of Yorkshire Power/Yorkshire Electricity will not be distributed evenly during the year. Equity in earnings of Yorkshire Power has been converted at the average exchange rates for the six months ending June 30, 1997 and June 30, 1996, $1.6342/ and $1.5276/, respectively.


                             Six months ended        Six months ended
                              June 30, 1997            June 30, 1996
                         -------------------------------------------------
                            Earnings     Earnings    Earnings    Earnings
                           available   per share    available      per
                          for common      (1)      for common   share(1)
                             stock                    stock
                          (millions)               (millions)
Public Service Company      $ 87.6       $1.34        $93.0       $1.46
   of Colorado

Pro forma adjustments:

 Equity in earnings of       (10.1)                    13.6
    Yorkshire Power,
    net of U.S. tax
    benefits (2)

 Interest expense, net
   of tax                     (3.5)                    (7.0)

Pro forma result            $ 74.0       $1.13        $99.6       $1.56

  (1) Based on the average number of common shares outstanding for the period.

  (2) The six months ended June 30, 1997 amounts includes $24.0 million ($17.9 million after-tax or $0.27 per share) of nonrecurring write-offs of certain computer development costs, acquisition expenses and costs incurred in the preparation for deregulation.

      On July 2, 1997, the United Kingdom's Labour Party proposed a budget that includes a windfall profits tax on certain privatized business entities. The windfall profits tax liability for Yorkshire Electricity is estimated to be approximately $222 million (135 million pounds sterling). The tax was enacted in late July of 1997 and will be payable in two installments with the first in December 1997 and the second installment a year later. The Company's share of the proposed tax is estimated to be approximately $111 million. The net earnings effect on the Company of the proposed tax is currently being assessed and is expected to be recorded in the third quarter of 1997.

5.  Management's Representations

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at June 30, 1997 and December 31, 1996, and the results of operations for the three and six months ended June 30, 1997 and 1996 and cash flows for the six months ended June 30, 1997 and 1996. The consolidated condensed financial information and notes thereto should be read in conjunction with the

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

consolidated financial statements and notes for the years ended December 31, 1996, 1995 and 1994 included in the Company's 1996 Annual Report on Form 10-K filed with the Securities and Exchange Commission.

      Because of seasonal and other factors, including the reorganization associated with the Merger discussed in Note 2, the results of operations for the three months and six months ended June 30, 1997 should not be taken as an indication of earnings for all or any part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of June 30, 1997, and the related consolidated condensed statements of income for the three and six month periods ended June 30, 1997 and 1996 and consolidated condensed statements of cash flows for the six month periods ended June 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado,
August 8, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Months  Ended June 30, 1997  Compared to the Three Months Ended June 30,
1996

Earnings

      Earnings per share were $0.42 for the second quarter of 1997 as compared to $0.49 for the second quarter of 1996. The lower earnings were primarily attributable to relatively flat retail electric sales and an increase in expenses, including those associated with the Merger, which became effective
August 1, 1997. The recent acquisition of a 50% interest in Yorkshire Electricity positively impacted the Company's earnings by approximately two cents per share after borrowing costs. In the third quarter of 1997, the Company expects to record the effects of the Yorkshire Electricity's windfall profits tax (see discussion in Note 4. Acquisition and Divestiture of Investments - Acquisition of Yorkshire Electricity in Item 1.
FINANCIAL STATEMENTS).

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the second quarter of 1997 as compared to the same period in 1996.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................     $(10,933)
 Wholesale............................................        5,982
 Non-regulated power marketing........................        3,085
 Other (including unbilled revenues)..................        4,246
                                                            -------
  Total revenues......................................        2,380
Fuel used in generation...............................       (2,806)
Purchased power.......................................       (1,963)
                                                            --------
  Net decrease in electric margin.....................      $(2,389)
                                                            =======

      The following table compares electric Kwh sales by major customer classes for the second quarter of 1997 and 1996.
                                              Millions of Kwh Sales
                                                 1997       1996     %Change *
                                                 ----       ----     ---------
Residential ...............................     1,509     1,504        0.3%
Commercial and Industrial  ................     3,844     3,837        0.2
Public Authority ..........................        41        43       (4.5)
                                                -----     -----
  Total Retail.............................     5,394     5,384        0.2
Wholesale..................................     1,028       637       61.3
Non-regulated power marketing..............       212         -         -
                                                -----     -----
  Total....................................     6,634     6,021       10.2
                                                =====     =====

*  Percentages are calculated using unrounded amounts

      Electric margin decreased in the second quarter of 1997, when compared to the first quarter of 1996, primarily due to the retail rate reductions (approximately $4.3 million) implemented in October 1996 and February 1997 and the effect of the ICA which resulted from the settlement of the Merger proceedings in Colorado (see Note 3. Commitments and Contingencies Regulatory Matters in Item 1. FINANCIAL STATEMENTS). Power marketing activities by non-regulated subsidiaries initiated in the third quarter of 1996 and higher wholesale electric sales have contributed to increased operating revenues, however, the margin on such sales is minimal.

      The Company and Cheyenne have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. In its decision on the Merger, the CPUC replaced the Company's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. As of June 30, 1997, this sharing has reduced cost recoveries allowed under the ICA by approximately $2 million.

      Fuel used in generation expense increased approximately 6.3% during the second quarter of 1997 as compared to the same quarter in 1996, due to increased generation levels at the Company's power plants offset, in part, by lower coal supply costs.

      Purchased power expense increased slightly during the second quarter of 1997 as compared to the same quarter in 1996. Costs incurred in connection with the increased non-regulated power marketing sales were partially offset by the lower costs of economy purchases from other utilities to meet customer demand.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the second quarter of 1997 as compared to the same period in 1996.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Revenues from gas sales (including unbilled revenues).     $52,335
Gas purchased for resale..............................     (42,760)
                                                           --------
 Net increase in gas sales margin.....................     $ 9,575
                                                           =======

      The following table compares gas dekatherm (Dth) deliveries by major customer classes for the second quarter of 1997 and 1996.

                                      Millions of Dth Deliveries
                                                1997  1996    % Change *
                                                ----  ----    ----------
Residential................................     18.5  18.6      (0.2)%
Commercial.................................      9.8  10.8      (8.7)
Non-regulated gas marketing................     15.1   1.3      **
                                               ----- -----
  Total Sales..............................     43.4  30.7      41.1
Gathering and Processing...................       -    0.4      **
Transportation.............................     22.3  24.7      (9.6)
                                               ----- -----
  Total....................................     65.7  55.8      17.7
                                               ===== =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased in the second quarter of 1997, when compared to the second quarter of 1996, primarily due to higher rates effective February 1, 1997, resulting from the Company's 1996 rate case. In addition, gas marketing activities by non-regulated subsidiaries favorably contributed to the increase in gas sales margin.

      Gas transportation, gathering, processing and other revenues increased $0.5 million during the second quarter of 1997, when compared to the second quarter of 1996, primarily due to an increase in transportation rates effective February 1, 1997, resulting from the Company's 1996 rate case.

      The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the second quarters of 1997 and 1996 had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses increased $1.2 million during the second quarter of 1997, as compared to the same period in 1996, primarily due to increased expenses at e prime and subsidiaries and advertising expenses associated with the new logo, offset, in part, by lower labor costs and other general reductions resulting from the Company's cost containment efforts.

      Depreciation and amortization expense increased $4.1 million in the second quarter of 1997, as compared to the same period in 1996, primarily due to the depreciation of property additions and the higher amortization of software costs.

      The decrease in income taxes for the second quarter of 1997, as compared to the same period in 1996, is primarily due to lower pretax income, the effects of recognizing certain foreign tax credits associated with the Yorkshire
Electricity investment and the tax effects of lower 1997 non-deductible environmental and Merger costs.

      Miscellaneous income and deductions - net decreased $4.8 million primarily due to additional 1997 accruals for estimated legal and other costs associated with various employee lawsuits and higher 1997 Merger and business integration costs. These additional costs were offset, in part, by the recognition of equity earnings associated with the Company's investment in Yorkshire Electricity ($4.1 million) and interest income on temporary cash investments of the proceeds from the borrowings subsequently used for the investment made in acquiring Yorkshire Electricity (see Note 4. Acquisition and Divestiture of Investments - Acquisition of Yorkshire Electricity in Item 1. FINANCIAL STATEMENTS).

      Interest expense increased $8.7 million during the second quarter of 1997, when compared to the same quarter in 1996, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 acquisition of Yorkshire Electricity. These borrowings included the issuance of $75 million and $250 million of medium-term notes in January and March 1997, respectively.

Six Months Ended June 30, 1997 Compared to the Six Months Ended June 30, 1996

Earnings

      Earnings per share were $1.34 for the first six months of 1997 as compared to $1.46 for the first six months of 1996. While earnings were positively impacted by continued customer growth contributing to increased electric sales and gas deliveries as well as the Company's cost containment efforts, there was a decline in the 1997 year-to-date earnings as compared to the same period in 1996. This decline was attributable to the favorable impact in 1996 of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (see Note 3. Commitments and Contingencies - Fort St. Vrain in Item 1. FINANCIAL STATEMENTS) offset, in part, by the recognition of various non-recurring expense items during that period. In the third quarter of 1997, the Company expects to record the effects of the Yorkshire Electricity's windfall profits tax (see discussion in Note 4. Acquisition and Divestiture of Investments - Acquisition of Yorkshire Electricity in Item 1. FINANCIAL STATEMENTS).

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first six months of 1997 as compared to the same period in 1996.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................     $(16,732)
 Wholesale............................................        7,431
 Non-regulated power marketing........................        8,733
 Other (including unbilled revenues)..................        6,784
                                                              -----
  Total revenues......................................        6,216
Fuel used in generation...............................         (730)
Purchased power.......................................       (2,154)
                                                             ------
  Net increase in electric margin.....................      $ 3,332
                                                            =======

      The following table compares electric Kwh sales by major customer classes for the first six months of 1997 and 1996.
                                              Millions of Kwh Sales
                                                 1997       1996    %Change *
                                                 ----       ----    ---------
Residential ...............................      3,376     3,337      1.2
Commercial and Industrial  ................      7,686     7,613      1.0
Public Authority ..........................         89        94     (5.5)
                                                    --        --
  Total Retail.............................     11,151    11,044      1.0
Wholesale..................................      1,878     1,428     31.5
Non-regulated power marketing..............        579         -       -
                                                   ---       ---
  Total....................................     13,608    12,472      9.1
                                                ======    ======

*  Percentages are calculated using unrounded amounts

      Electric margin increased in the first six months of 1997, when compared to the first six months of 1996, primarily due to higher electric Kwh retail sales resulting from customer growth offset, in part, by lower fuel costs and rate reductions effective October 1, 1996 and February 1, 1997 (approximately $7.3 million), which resulted from the settlement of the Merger proceedings in Colorado (see Note 3. Commitments and Contingencies Regulatory Matters in Item
1. FINANCIAL STATEMENTS). Power marketing activities by non-regulated subsidiaries initiated in the third quarter of 1996 and higher wholesale electric sales have contributed to increased operating revenues, however, the margin on such sales is minimal.

      The Company and Cheyenne have cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As discussed in
Note 1. Accounting Policies - Recovered/Recoverable Purchased Gas and Electric Energy Costs - Net in Item 1. FINANCIAL Statements, in its decision on the Merger, the CPUC replaced the Company's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. This sharing reduced recoveries of energy costs, allowed under the ICA, by approximately $2 million during the first six months of 1997, as compared to the same period in 1996.

      Fuel used in generation expense increased slightly during the first six months of 1997, as compared to the same period in 1996, due to increased generation levels at the Company's power plants offset, in part, by lower coal supply costs in the first six months of 1997.

      Purchased power expense increased $2.2 million during the first six months of 1997 as compared to the same period in 1996. Costs incurred in connection with the increased non-regulated power marketing sales were partially offset by the lower costs of economy purchases from other utilities to meet customer demand.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale during the first six months of 1997 as compared to the same period in 1996.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Revenues from gas sales (including unbilled revenues).     $100,805
Gas purchased for resale..............................      (89,388)
                                                           --------
 Net increase in gas sales margin.....................     $ 11,417
                                                           ========

      The following table compares gas Dth deliveries by major customer classes for the first six months of 1997 and 1996.
                                      Millions of Dth Deliveries
                                                1997  1996    % Change *
                                                ----  ----    ----------
Residential................................     58.1  57.6       0.9%
Commercial and resale......................     31.2  33.8      (7.9)
Non-regulated gas marketing................     30.6   1.4      **
                                               ----- -----
  Total sales..............................    119.9  92.8      29.2
Gathering and processing...................      0.1   0.6      **
Transportation.............................     47.4  46.9       0.9
                                               ----- -----
  Total....................................    167.4 140.3      19.3
                                               ===== =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased in the first six months of 1997, when compared to the first six months of 1996, primarily due to an increase in the Company's base revenues associated with the higher rates which became effective February 1, 1997, resulting from the Company's 1996 rate case. Gas marketing activities by non-regulated subsidiaries favorably contributed to the increase in gas sales margin. Gas costs were higher during the first six months of 1997, as compared to the same period of 1996, as a result of higher gas prices incurred through the winter heating season.

      Gas transportation, gathering, processing and other revenues increased $1.7 million during the first six months of 1997, when compared to the first six months of 1996, primarily due to an increase in transportation rates which became effective February 1, 1997, resulting from the Company's 1996 rate case and a slight increase in transportation deliveries. The higher transportation deliveries are attributable to the shifting of various Company commercial sales customers to firm transportation customers. Historically, this shifting has not had an impact on gas margin and is not expected to have an impact in the future.

      The Company and Cheyenne have in place GCA mechanisms for natural gas sales, which recognize the majority of the effects of changes in the cost of gas purchased for resale and adjust revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first six months of 1997 and 1996 had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses increased $10.9 million during the six months ended June 30, 1997, when compared to the same period in 1996, primarily due to the favorable impact on 1996 earnings of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (approximately $16 million). In addition, higher electric production and distribution maintenance costs and increased operating costs at e prime and subsidiaries negatively impacted current year results. However, lower employee benefit costs and other general reductions resulting from the Company's cost containment efforts favorably impacted current year results, as did costs incurred during 1996 associated with the settlement of certain environmental issues related to the operations of the Hayden Steam Electric Generation Station.

      Depreciation and amortization expense increased $10.1 million in the first six months of 1997, as compared to the same period in 1996, primarily due to the depreciation of property additions and the higher amortization of software costs.

      The decrease in income taxes for the first six months of 1997, as compared to the same period in 1996, is primarily due to lower pre-tax income, lower 1997 non-deductible environmental and Merger costs and the prior year accrual for additional tax liabilities.

      Miscellaneous income and deductions - net decreased $1.1 million primarily due to additional 1997 accruals for estimated legal and other costs associated with various employee lawsuits and higher 1997 Merger and business integration costs. These additional costs were offset, in part, by the recognition of equity earnings associated with the Company's investment in Yorkshire Electricity ($4.1 million) and interest income on temporary cash investments of the proceeds from the borrowings subsequently used for the investment made in acquiring Yorkshire Electricity (see Note 4. Acquisition and Divestiture of Investments - Acquisition of Yorkshire Electricity in Item 1. FINANCIAL STATEMENTS).

      Interest expense increased $5.5 million during the first six months of 1997, when compared to the same period in 1996, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 acquisition of Yorkshire Electricity. These borrowings included the issuance of $75 million and $250 million of medium-term notes in January and March 1997, respectively.

Financial Position

      Accounts payable decreased approximately $83 million at June 30, 1997, as compared to December 31, 1996, primarily due to the impact of seasonally lower gas purchases. This also contributed to the reduction in accounts receivable.

Commitments and Contingencies

      Issues relating to regulatory, environmental and employee litigation matters are discussed in Note 3 Commitments and Contingencies and the estimated windfall tax liability for Yorkshire Electricity is discussed in Note 4. Acquisition and Divestiture of Investments in Item 1. FINANCIAL STATEMENTS. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

Common Stock Dividend

      In March 1997, the Board of Directors ("the Board") approved a common stock dividend at the rate of $0.525 per share. In anticipation of the effective date of the Merger, in June 1997 the Board approved a partial dividend payable to shareholders of the Company covering the period July 12, 1997 through July 31, 1997, the day prior to the Merger effective date, based on the quarterly dividend rate of $0.525, but prorated for the number of days in the interim period (approximately $0.115 per share). During the second quarter of 1996, the Company increased the quarterly common stock dividend of $0.51 per share to $0.525 per share. As a result of the consummation of the Merger, effective August 1, 1997, dividends will be paid to NCE as the holder of all of the Company's common stock.

Liquidity and Capital Resources

Cash Flows - Six Months Ended June 30
                                                1997         1996     Decrease
                                                ----         ----     --------
Net cash provided by operating
  activities (in millions) ..............      $120.4       $190.2     $(69.8)

      Cash provided by operating activities decreased in the first six months of 1997, when compared to the same period in 1996, primarily due to the increase in payments to gas suppliers resulting from the higher gas costs in late 1996 and early 1997. A portion of these higher gas costs have been deferred through the GCA and will be recovered from customers in the future.

                                                1997         1996      Increase
                                                ----         ----      --------
Net cash used in investing
  activities (in millions) ..............     $(499.7)    $(135.3)     $364.4

      Cash used in investing activities increased during the six months ended June 30, 1997, when compared to the same period in 1996, primarily due to the Company's acquisition of Yorkshire Electricity in April 1997 for approximately $360 million.

                                                1997         1996     Increase
                                                ----         ----     --------
Net cash provided by (used in) financing
  activities (in millions) ..............     $388.9      $(56.6)      $445.5

      Cash provided by financing activities increased (indicating that there were more borrowings) in the first six months of 1997, when compared to the same period in 1996, primarily due to the issuance of $75 million and $250 million of medium term notes in January and March 1997, respectively. The proceeds from the $75 million financing were used to fund the Company's construction program. The Company used the proceeds from the $250 million medium term notes, together with additional borrowings of approximately $110 million on its short-term lines of credit, to fund its acquisition of Yorkshire Electricity. See Note 4. Acquisition and Divestiture of Investments - Acquisition of Yorkshire Electricity in Item 1. FINANCIAL STATEMENTS.

OTHER MATTERS

      Electric utilities have historically operated in a highly regulated environment in which they have an obligation to provide electric service to their customers in return for an exclusive franchise within their service territory with an opportunity to earn a regulated rate of return. This regulatory environment is changing. The generation sector has experienced competition from nonutility power producers and the FERC is requiring utilities, including the Company, to provide wholesale transmission service to others and may order electric utilities to enlarge their transmission systems to facilitate transmission services without impairing reliability. State regulatory authorities are in the process of changing utility regulations in response to federal and state statutory changes and evolving markets, including consideration of providing open access to retail customers. All of the Company's jurisdictions continue to evaluate utility regulations with respect to competition. The Company is unable to predict what financial impact or effect the adoption of these proposals would have on its operations. The Merger between the Company and SPS was, in part, in response to these changing conditions.

                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      Part 1. See Note 3. Commitments and Contingencies in Item 1, Part 1.

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

    27     Financial Data Schedule UT


(b) Reports on Form 8-K

    The following reports on Form 8-K were filed since the beginning of the second quarter of 1997.

      - A report on Form 8-K dated April 1, 1997 was filed on April 15, 1997 which included the following two items:

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

      Item 7. Financial Statements and Exhibits: (a) Financial Statements of Business Acquired and (b) Pro Forma Financial Information. For both topics
      (a) and (b), it was impracticable to provide the required financial statements and pro forma financial information for the acquisition of Yorkshire Electricity at the date the report was filed. The required financial statements and pro forma financial information were to be filed as soon as practicable, but no later than 60 days after the date the report was filed.

      - A report on Form 8-K/A dated April 1, 1997, was filed on June 13, 1997 which included the following item:

      Item 7.  Financial Statements and Exhibits:

      (a) Financial Statements of Business Acquired. The required financial statements of Yorkshire Electricity were presented for the following periods: audited consolidated balance sheets as of March 31, 1996 and 1995 and the related consolidated profit and loss accounts, statements of total recognized gains and losses and statements of group cash flows for the year ended March 31, 1996, 1995, and 1994, as well as the unaudited Yorkshire Electricity balance sheets as of September 30, 1996 and 1995 and the related summarized group profit and loss accounts, statements of total recognized gains and losses and summarized group cash flows statements for the six months ended September 30, 1996 and 1995.

      (b) Pro forma financial information. The pro forma information for the acquisition of Yorkshire Electricity was presented for the following periods: Unaudited pro forma income statement information for the twelve months ended December 31, 1996 and for the three months ended March 31, 1997 as if the transaction had been consummated on January 1, 1996 and January 1, 1997, respectively. The pro forma income statement information for the three months ended March 31, 1997 includes the Company's income statement for the three months ended March 31, 1997 and its equity in earnings of Yorkshire Power for the three months ended December 31, 1996.

      - A report on Form 8-K dated July 2, 1997, was filed on July 24, 1997. The item reported was Item 5. Other Events: On July 2, 1997, the United Kingdom's Labour Party proposed a budget that includes a windfall profits tax on certain privatized business entities including Yorkshire Electricity.

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

Dated: August 14, 1997

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

27       Financial Data Schedule UT.

                                                                 EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                        TO CONSOLIDATED FIXED CHARGES

          (not covered by Report of Independent Public Accountants)



                                                     Six Months Ended
                                                         June 30,
                                                      1997       1996
                                                      ----       ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:

   Interest on long-term debt...................     $56,953    $43,782
   Interest on borrowings against corporate-owned
     life insurance contracts...................      22,238     19,286
   Other interest...............................       8,954      9,947
   Amortization of debt discount and expense less
     premium ...................................       1,945      1,842
   Interest component of rental expense.........       4,938      5,379
                                                      ------     ------

     Total .....................................     $95,028    $80,236
                                                     =======    =======

Earnings (before fixed charges and taxes on income):
   Net income...................................     $93,488    $98,966
   Fixed charges as above.......................      95,028     80,236
   Provisions for Federal and state taxes on
     income, net of investment tax credit
     amortization.... ..........................      46,944      57,459
                                                    --------   ---------

     Total......................................     $235,460   $236,661
                                                     ========   ========

Ratio of earnings to fixed charges..............         2.48       2.95
                                                       ======     ======

                                                                 EXHIBIT 12(b)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
     TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

          (not covered by Report of Independent Public Accountants)



                                                   Six  Months Ended
                                                       June 30,
                                                    1997      1996
                                                    ----      ----
                                         (Thousands of Dollars, except ratios)

Fixed charges and preferred stock dividends:

   Interest on long-term debt..................      $56,953   $43,782
   Interest on borrowings against corporate-owned
    life insurance contracts...................       22,238    19,286
   Other interest..............................        8,954     9,947
   Amortization of debt discount and expense less
     premium ..................................        1,945     1,842
   Interest component of rental expense........        4,938     5,379
   Preferred stock dividend requirement........        5,885     5,943
   Additional preferred stock dividend requirement     2,955     3,450
                                                       -----     -----

     Total ....................................     $103,868   $89,629
                                                    ========   =======

Earnings (before fixed charges and taxes on income):
   Net income..................................      $93,488   $98,966
   Interest on long-term debt..................       56,953    43,782
   Interest on borrowings against corporate-owned
     life insurance contracts..................       22,238    19,286
   Other interest..............................        8,954     9,947
   Amortization of debt discount and expense less
     premium ..................................        1,945     1,842
   Interest component of rental expense........        4,938     5,379
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization...       46,944    57,459
                                                      ------   -------

     Total.....................................     $235,460  $236,661
                                                    ========  ========

Ratio of earnings to fixed charges
  and preferred stock dividends................        2.27      2.64
                                                       ====      ====

                                                                    EXHIBIT 15

August 8, 1997


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; the Company's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of the Company's First Mortgage Bonds; the Company's Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; the Company's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of the Company's First Collateral Trust Bonds; and the Company's Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of the Company First Collateral Trust Bonds and Cumulative Preferred Stock, its Form 10-Q for the quarter ended June 30, 1997, which includes our report dated August 8, 1997, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP