Form 10-Q
period 1997-09-30
PUBLIC SERVICE CO OF COLORADO
filed 1997-11-14
CIK 81018

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549
                                  FORM 10-Q

       [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934
              For the quarterly period ended September 30, 1997
                                      OR
         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ________________ to ________________
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


                 ____________________________________________


      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

      At November 10, 1997, 100 shares of the registrant's Common Stock, $5.00 par value (the only class of common stock), were outstanding.

      Registrant meets the conditions of General Instruction H(1)(a) and (b) to Form 10-Q and is therefore filing this form with a reduced disclosure format.

                              Table of Contents

                        PART I - FINANCIAL INFORMATION

Item l. Financial Statements ..............................................  1

Item 2. Management's Discussion and Analysis of Financial Condition and
           Results of Operations .......................................... 16


                          PART II - OTHER INFORMATION


Item 1.  Legal Proceedings................................................. 23

Item 6.  Exhibits and Reports on Form 8-K.................................. 23

SIGNATURE.................................................................. 24

EXHIBIT INDEX.............................................................. 25

EXHIBIT 12(a).............................................................. 26

EXHIBIT 12(b).............................................................. 27

EXHIBIT 15 ................................................................ 28















   In addition to the historical information contained herein, this report contains a number of "forward-looking statements", within the meaning of the Securities Exchange Act of 1934. Such statements address future events and conditions concerning capital expenditures, earnings, resolution and impact of litigation, regulatory matters, liquidity and capital resources, and accounting matters. Actual results in each case could differ materially from those projected in such statements due to a variety of factors including, without limitation, restructuring of the utility industry; future economic conditions; earnings retention and dividend payout policies; developments in the legislative, regulatory and competitive environments in which the Company operates; and other circumstances that could affect anticipated revenues and costs, such as compliance with laws and regulations. These and other factors are discussed in the Company's filings with the Securities and Exchange Commission, including this report.

                                    TERMS

The abbreviations or acronyms used in the text and notes are defined below:

Abbreviation or Acronym                                           Term
--------------------------------------------------------------------------------
AEP......................................................American Electric Power
Cheyenne..................................Cheyenne Light, Fuel and Power Company
Company or PSCo...............................Public Service Company of Colorado
CPUC....................The Public Utilities Commission of the State of Colorado
Denver District Court..................................District Court in and for
                                                   the City and County of Denver
DOE.........................................................Department of Energy
DSM.......................................................Demand Side Management
e prime...........................................e prime, inc. and subsidiaries
ECA.......................................................Energy Cost Adjustment
EPA.........................................U.S. Environmental Protection Agency
FERC........................................Federal Energy Regulatory Commission
Fort St. Vrain................Fort St. Vrain Nuclear Electric Generating Station
Fuelco..........Fuel Resources Development Co., a dissolved Colorado Corporation
GCA..........................................................Gas Cost Adjustment
ICA....................................................Incentive Cost Adjustment
ISFSI....................................Independent Spent Fuel Storage Facility
Merger.............................the business combination between PSCo and SPS
Natural Fuels..........................................Natural Fuels Corporation
NCE...................................................New Century Energies, Inc.
NC Enterprises..............................................NC Enterprises, Inc.
NCS...................................................New Century Services, Inc.
NOx...............................................................Nitrogen Oxide
NRC................................................Nuclear Regulatory Commission
PUHCA.................................Public Utility Holding Company Act of 1935
PSCCC.............................................PS Colorado Credit Corporation
PSRI.......................................................PSR Investments, Inc.
QF...........................................................Qualifying Facility
SO2...............................................................Sulfur Dioxide
SPS..........................................Southwestern Public Service Company
SFAS 71.....................Statement of Financial Accounting Standards No. 71 -
                     "Accounting for the Effects of Certain Types of Regulation"
SFAS 112...................Statement of Financial Accounting Standards No. 112 -
                             "Employers' Accounting for Postemployment Benefits"
SFAS 121...................Statement of Financial Accounting Standards No. 121 -
       "Accounting for the Impairment of Long-Lived Assets and Long-Lived Assets
          to Be Disposed Of"
U.K...............................................................United Kingdom
WGI.....................................................WestGas InterState, Inc.
Yorkshire Electricity............................Yorkshire Electricity Group plc
Yorkshire Power......................................Yorkshire Power Group, Ltd.

                        PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                                     ASSETS

                                                     September 30,  December 31,
                                                         1997         1996
                                                         ----         ----
                                                      (Unaudited)

Property, plant and equipment, at cost:
   Electric ..........................................  $4,023,048   $3,931,413
   Gas................................................   1,067,568    1,035,394
   Steam and other....................................      77,837       78,225
   Common to all departments..........................     418,152      418,262
   Construction in progress...........................     153,172      181,597
                                                           -------      -------
                                                         5,739,777    5,644,891
   Less: accumulated depreciation ....................   2,110,568    2,045,996
                                                         ---------    ---------
     Total property, plant and equipment..............   3,629,209    3,598,895
                                                         ---------    ---------

Investments, at cost:
   Investment in Yorkshire Power (Note 3).............     273,248            -
   Other..............................................      29,371       46,550
                                                            ------       ------
    Total investments.................................     302,619       46,550
                                                           -------       ------

Current assets:
   Cash and temporary cash investments................      12,290        9,406
   Accounts receivable, less reserve for uncollectible
     accounts ($2,966 at September 30, 1997; $4,049
     at December 31, 1996) .......... ................     152,771      218,132
   Accrued unbilled revenues .........................      70,099       85,894
   Recoverable purchased gas and electric energy costs
     - net (Note 1) ..................................      70,841       31,288
   Materials and supplies, at average cost............      45,098       48,972
   Fuel inventory, at average cost....................      25,321       24,739
   Gas in underground storage, at cost (LIFO).........      52,946       42,826
   Regulatory assets recoverable within one year
     (Note 1) ........................................      44,860       44,110
   Prepaid expenses and other.........................      33,535       41,790
                                                            ------       ------
    Total current assets..............................     507,761      547,157
                                                           -------      -------

Deferred charges:
   Regulatory assets (Note 1).........................     274,433      304,456
   Unamortized debt expense ..........................      10,958       10,975
   Other..............................................      46,607       64,615
                                                            ------       ------
    Total deferred charges............................     331,998      380,046
                                                           -------      -------
                                                        $4,771,587   $4,572,648
                                                        ==========   ==========



    The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                             (Thousands of Dollars)

                           CAPITAL AND LIABILITIES

                                                     September 30,  December 31,
                                                         1997         1996
                                                         ----         ----
                                                      (Unaudited)


Common stock (Note 1).................................  $1,028,819   $1,048,447
Retained earnings.....................................     287,182      389,841
                                                           -------      -------
    Total common equity...............................   1,316,001    1,438,288

Preferred stock:
   Not subject to mandatory redemption................     140,002      140,008
   Subject to mandatory redemption at par.............      39,254       39,913
Long-term debt........................................   1,339,372    1,259,528
                                                         ---------    ---------
                                                         2,834,629    2,877,737
                                                         ---------    ---------

Noncurrent liabilities:
   Employees' postretirement benefits other than
     pensions ........................................      56,156       55,677
   Employees' postemployment benefits.................      24,683       25,182
                                                            ------       ------
    Total noncurrent liabilities......................      80,839       80,859
                                                            ------       ------

Current liabilities:
   Notes payable and commercial paper ................     473,561      244,725
   Long-term debt due within one year.................     312,112      155,030
   Preferred stock subject to mandatory redemption
     within one year .................................       2,576        2,576
   Accounts payable...................................     130,920      254,256
   Dividends payable..................................      48,544       36,973
   Customers' deposits................................      21,611       21,441
   Accrued taxes......................................      45,616       58,990
   Accrued interest...................................      29,153       33,797
   Defueling and decommissioning liability............       2,399        8,665
   Current portion of accumulated deferred income taxes     25,046        4,560
   Other..............................................      52,508       69,203
                                                            ------       ------
    Total current liabilities.........................   1,144,046      890,216
                                                         ---------      -------

Deferred credits:
   Customers' advances for construction...............      50,267       50,269
   Unamortized investment tax credits ................     100,830      105,928
   Accumulated deferred income taxes  ................     531,850      539,082
   Other..............................................      29,126       28,557
                                                            ------       ------
    Total deferred credits............................     712,073      723,836
                                                           -------      -------

Commitments and contingencies (Notes 2 and 3).........    --------      -------
                                                        $4,771,587   $4,572,648
                                                        ==========   ==========



      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                      PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                    CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                    (Unaudited)
                              (Thousands of Dollars)


                                                            Three Months Ended
                                                              September 30,
                                                           1997          1996
                                                           ----          ----

Operating revenues:
   Electric..........................................    $382,360     $385,370
   Gas...............................................      83,372       81,364
   Other.............................................      11,532       10,127
                                                           ------       ------
                                                          477,264      476,861
Operating expenses:
   Fuel used in generation...........................      56,535       54,486
   Purchased power...................................     126,668      122,557
   Gas purchased for resale..........................      39,503       35,655
   Other operating expenses..........................      81,800       82,689
   Maintenance.......................................      15,968       14,732
   Depreciation and amortization.....................      42,374       38,987
   Taxes (other than income taxes)...................      21,101       21,708
   Income taxes......................................      12,261       17,825
                                                           ------       ------
                                                          396,210      388,639
                                                          -------      -------
Operating income.....................................      81,054       88,222

Other income and deductions:
   Equity earnings in Yorkshire Power (Note 3).......      17,317            -
   Merger costs......................................     (11,384)      (5,357)
   Miscellaneous income and deductions - net.........      (1,268)      (5,480)
                                                           ------       ------
                                                            4,665      (10,837)
                                                            -----      -------
Interest charges:
   Interest on long-term debt........................      28,949       24,320
   Amortization of debt discount and expense less
     premium ........................................       1,019          854
   Other interest....................................      20,007       13,696
   Allowance for borrowed funds used during
     construction ...................................      (1,736)        (741)
                                                           ------         ----
                                                           48,239       38,129
                                                           ------       ------
Income before extraordinary item.....................      37,480       39,256
Extraordinary item - U.K. windfall profits tax (Note 3)  (110,565)           -
                                                         --------      -------
Net income (loss)....................................     (73,085)      39,256
Dividend requirements on preferred stock.............       2,929        2,962
                                                            -----        -----
Earnings (loss) available for common stock...........    $(76,014)     $36,294
                                                         ========      =======







      The accompanying notes to consolidated condensed financial statements are an integral part of these financial statements.

                       PUBLIC SERVICE COMPANY OF COLORADO
                                AND SUBSIDIARIES
                   CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                   (Unaudited)
                             (Thousands of Dollars)


                                                             Nine Months Ended
                                                              September 30,
                                                           1997          1996
                                                           ----          ----

Operating revenues:
   Electric..........................................  $1,116,457    $1,113,251
   Gas...............................................     545,470       440,987
   Other.............................................      35,674        30,327
                                                           ------        ------
                                                        1,697,601     1,584,565
Operating expenses:
   Fuel used in generation...........................     148,278       145,499
   Purchased power...................................     370,313       364,048
   Gas purchased for resale..........................     361,998       268,762
   Other operating expenses..........................     247,532       240,613
   Maintenance.......................................      49,136        44,809
   Depreciation and amortization.....................     127,413       113,895
   Taxes (other than income taxes)...................      64,832        65,301
   Income taxes......................................      59,205        75,284
                                                           ------        ------
                                                        1,428,707     1,318,211
                                                        ---------     ---------
Operating income.....................................     268,894       266,354

Other income and deductions:
   Equity in earnings of Yorkshire Power (Note 3)....      21,430            -
   Merger costs......................................     (17,801)      (9,548)
   Miscellaneous income and deductions - net.........      (6,058)      (7,314)
                                                           ------       ------
                                                           (2,429)     (16,862)
Interest charges:
   Interest on long-term debt........................      85,902       68,102
   Amortization of debt discount and expense less
     premium ........................................       2,964        2,696
   Other interest....................................      51,199       42,929
   Allowance for borrowed funds used during
     construction ...................................      (4,568)      (2,457)
                                                           ------       ------
                                                          135,497      111,270
                                                          -------      -------
Income before extraordinary item.....................     130,968      138,222
Extraordinary item - U. K. windfall profits tax
 (Note 3) ...........................................    (110,565)           -
                                                         --------       ------
Net income...........................................      20,403      138,222
Dividend requirements on preferred stock.............       8,814        8,905
                                                            -----        -----
Earnings available for common stock..................    $ 11,589     $129,317
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                                 AND SUBSIDIARIES
                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                    (Unaudited)
                              (Thousands of Dollars)

                                                              Nine Months Ended
                                                                September 30,
                                                               1997      1996
                                                               ----      ----

Operating activities:
   Net income........................................         $20,403  $138,222
   Adjustments to reconcile net income to net
   cash provided by operating activities:
    Extraordinary item - U.K. windfall profits tax
     (Note 3) .......................................         110,565         -
    Depreciation and amortization....................         130,692   118,133
    Amortization of investment tax credits...........          (3,241)   (3,721)
    Deferred income taxes............................          37,010    32,187
    Equity in earnings of Yorkshire Power............         (20,916)        -
    Allowance for equity funds used during
      construction ..................................               1      (765)
    Change in accounts receivable....................          23,121   (13,047)
    Change in inventories............................         (10,061)   13,078
    Change in other current assets...................         (20,894)   24,610
    Change in accounts payable.......................         (93,266)   (5,976)
    Change in other current liabilities..............         (28,341)  (24,373)
    Change in deferred amounts.......................           8,432    (8,882)
    Change in noncurrent liabilities.................             479   (14,663)
    Other............................................               -     1,876
                                                                -----     -----
       Net cash provided by operating activities.....         153,984   256,679
                                                              -------   -------

Investing activities:
   Construction expenditures.........................        (217,656) (226,067)
   Allowance for equity funds used during construction             (1)      765
   Proceeds from disposition of property, plant
     and equipment ..................................           1,806    22,220
   Acquisition of Yorkshire Electricity (Note 3).....        (362,430)        -
   Payment for purchase of companies, net of cash
      acquired ......................................               -     3,649
   Transfer of subsidiaries to NCE (Note 1)..........          (2,229)        -
   Purchase of other investments.....................          (6,675)   (1,823)
   Sale of other investments.........................          11,979     1,702
                                                               ------     -----
       Net cash used in investing activities.........        (575,206) (199,554)
                                                             --------  --------

Financing activities:
   Proceeds from sale of common stock (Note 1).......          20,517    22,295
   Proceeds from sale of long-term debt (Note 3).....         332,484   143,214
   Redemption of long-term debt......................         (69,275)  (82,121)
   Short-term borrowings - net (Note 3)..............         252,536   (29,900)
   Redemption of preferred stock.....................            (665)   (1,376)
   Dividends on common stock.........................        (102,663)  (99,475)
   Dividends on preferred stock......................          (8,828)   (8,915)
                                                               ------    ------
       Net cash provided by(used in)financing
         activities .................................         424,106   (56,278)
                                                              -------   -------
       Net increase in cash and temporary cash
         investments ................................           2,884       847
       Cash and temporary cash investments at
         beginning of period ........................           9,406    14,693
                                                                -----    ------
       Cash and temporary cash investments at end
         of period ..................................        $ 12,290  $ 15,540
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

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Unaudited)

1. Accounting Policies

Merger

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, the Company and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under PUHCA. NCE owns the following direct subsidiaries: the Company, SPS, Cheyenne, WGI, NCS and NC Enterprises. Each outstanding share of Company common stock was canceled and converted into the right to receive one share of NCE common stock and each outstanding share of SPS common stock was canceled and converted into the right to receive 0.95 of one share of NCE common stock with this transaction being accounted for as a pooling of interest for accounting purposes.

      Effective with the Merger, Cheyenne, WGI, e prime, and Natural Fuels were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million, to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises. The accompanying consolidated financial statements reflect the financial position, results of operations and cash flows for Cheyenne, WGI, e prime and Natural Fuels for all periods that include months prior to August 1, 1997. The transfer of these subsidiaries did not have a material impact on the Company's financial position, results of operations or cash flows.

Business, Utility Operations and Regulation

      The Company is an operating public utility engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transmission, distribution, sale and transportation of natural gas. The Company is subject to the jurisdiction of the CPUC with respect to its retail electric and gas operations and the FERC with respect to its wholesale electric operations and accounting policies and practices. Effective August 1, 1997, the Company owns the following subsidiaries:
PSCCC, PSRI, 1480 Welton, Inc., Fuelco and New Century International, Inc. which was established in 1997 in connection with the acquisition of Yorkshire Electricity. The Company invests in electricity systems outside the United States as discussed in Note 3. The Company's international investments are subject to regulation in the countries in which such investments are made.

      Regulatory Assets and Liabilities

      The Company prepares its financial statements in accordance with the provisions of SFAS 71, as amended. SFAS 71 recognizes that accounting for rate regulated enterprises should reflect the relationship of costs and revenues introduced by rate regulation. A regulated utility may defer recognition of a cost (a regulatory asset) or recognize an obligation (a regulatory liability) if it is probable that, through the ratemaking process, there will be a corresponding increase or decrease in revenues. On January 1, 1996, the Company adopted SFAS 121, which imposes stricter criteria for the continued recognition of regulatory assets on the balance sheet by requiring that such assets be probable of future recovery at each balance sheet date. The adoption of this statement in 1996 and the application during 1997 did not have a material impact on the Company's results of operations, financial position or cash flows. The following regulatory assets are reflected in the Company's consolidated condensed balance sheets (the December 31, 1996 amounts include Cheyenne and WGI):

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)


                                           September 30,  December 31,  Recovery
                                                 1997        1996       Through
                                                 ----        ----       -------
                                               (Thousands of Dollars)

Nuclear decommissioning costs, net (Note 3)    $ 78,383    $ 89,731      2005
Income taxes .............................       88,103      98,355      2006
Employees' postretirement benefits
  other than pensions.....................       58,608      54,449      2013
Early retirement costs....................        8,860      15,505      1998
Employees' postemployment benefits........       24,010      24,797 Undetermined
Demand-side management costs..............       40,026      41,462      2002
Unamortized debt reacquisition costs......       18,296      19,914      2024
Other.....................................        3,007       4,353      1999
                                                  -----       -----
  Total...................................      319,293     348,566
Classified as current.....................       44,860      44,110
                                                 ------      ------
Classified as noncurrent..................     $274,433    $304,456
                                               ========    ========

      The regulatory assets of the Company as of September 30, 1997 are reflected in rates charged to customers over the recovery periods noted above. The Company believes it will continue to be subject to rate regulation to the extent necessary to recover these assets. In the event that a portion of the Company's operations is no longer subject to the provisions of SFAS 71 as a result of a change in regulation or the effects of competition, the Company could be required to write-off related regulatory assets, determine any impairment to other assets resulting from deregulation and write-down any impaired assets to their estimated fair value, which could have a material adverse effect on the Company's results of operations, financial position or cash flows.

      On January 27, 1997, the CPUC issued its order on the Company's 1996 gas rate case. The CPUC allowed recovery of postemployment benefit costs associated with its gas operations on an accrual basis under SFAS 112 and denied amortization of the approximately $8.7 million regulatory asset recognized upon the adoption of SFAS 112. On June 9, 1997, the Company filed its appeal in Denver District Court. The Company is assessing the impact of this decision on the future recovery of the electric jurisdictional portion of postemployment benefit costs totaling approximately $13.8 million. If the appeal to the Denver District Court is unsuccessful, the Company will appeal this issue to the Colorado Supreme Court. The Company believes it will ultimately be successful in its appeals. If appeals are unsuccessful, including pursuing the establishment of an alternative form of regulatory recovery, these amounts will be written off.

      Recovered/Recoverable Purchased Gas and Electric Energy Costs - Net

      The Company's tariff contains clauses which allow recovery of certain purchased gas and electric energy costs in excess of the level of such costs included in base rates. Currently, these cost adjustment tariffs are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred. The cumulative effects are recognized as a current asset or liability until adjusted by refunds or collections through future billings to customers. The CPUC order related to the Company's merger rate filing modified and replaced the Company's ECA with an ICA, which allows for a 50%/50% sharing of certain fuel and energy cost increases or decreases among customers and shareholders.

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

Statements of Cash Flows - Non-cash Transactions

      Prior  to the  Merger,  shares  of  common  stock  (250,058  in 1997 and
274,934 in 1996), valued at the market price on the date of issuance (approximately $10 million in 1997 and 1996), were issued to the Employees' Savings and Stock Ownership Plan of Public Service Company of Colorado and Participating Subsidiary Companies. The estimated issuance values were recognized in other operating expenses during the respective preceding years. Shares of common stock (6,470 in 1996), valued at the market price on the date of issuance ($0.2 million in 1996), were issued to certain executives pursuant to the applicable provisions of the executive compensation plans.

      The stock issuances and the dividend of subsidiaries' stock in connection with the Merger discussed above were non-cash financing and investing activities and are not reflected in the consolidated condensed statements of cash flows.

General

      See Note 1. of the Notes to Consolidated Financial Statements in the Company's 1996 Annual Report on Form 10-K for a summary of the Company's significant accounting policies. Certain prior year amounts have been reclassified to conform to the current year's presentation.

2. Commitments and Contingencies

Regulatory Matters

1995 Merger Rate Filings

      In connection with the Merger with SPS, in November 1995, the Company filed comprehensive proposals with the CPUC and the FERC to obtain approval of the Merger and the associated comprehensive proposals from such regulatory agencies.

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

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

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

       The Company has established an estimated customer refund obligation of approximately $7.4 million in connection with the electric department sharing of earnings in excess of 11% return on equity for the results of operations through September 30, 1997. It is expected, at a minimum, that a similar amount will be recognized in the fourth quarter of 1997;
      - a freeze in base  electric  rates for the period  through  December 31,
      2001,   with  the  flexibility  to  make  certain  other  rate  changes, including  those  necessary  to allow for the  recovery  of DSM,  QF and decommissioning costs. The freeze in base electric rates does not prohibit the Company from filing a general rate case or deny any other party the opportunity to initiate a complaint or rate proceeding;
      - a replacement of the Company's ECA with an ICA to allow for a 50%/50% sharing of certain fuel and energy cost increases or decreases among customers and shareholders; and
      - the implementation of a Quality of Service Plan ("QSP") which provides for bill credits totaling up to $5 million in year one and increasing to $11 million in year five, if the Company does not achieve certain
      performance   measures  relating  to  electric   reliability,   customer
      complaints and telephone response to inquiries. On October 15, 1997, the CPUC issued an order addressing the implementation of a Reward Mechanism in the QSP which provides up to $3 million of annual rewards if the Company achieves certain performance measures relating to
      electric   reliability.   Based  on  performance   measurements  through
      September  30,  1997,  the  Company  believes  the QSP  will  not have a
      material  adverse  effect  on  the  Company's   results  of  operations,
      financial position or cash flows.

      In November 1997, in connection with the annual electric department earnings test discussed above, the CPUC held a hearing to review the prudence of merger costs, allocation methodologies of merger costs, and the ratemaking treatment of a transmission agreement with a wholesale customer. A final decision on these issues is expected in early 1998.

Rate Cases

      On June 5, 1996, the Company filed a retail rate case with the CPUC requesting an annual increase in its jurisdictional gas department revenues of approximately $34 million. In early 1997, the CPUC approved an overall increase of approximately $18 million with an 11.25% return on equity, effective February 1, 1997 and as modified on May 15, 1997. The Company has appealed the CPUC's decision with the Denver District Court which disallowed the recovery of certain postemployment benefit costs under SFAS 112 (see Note 1 Accounting Policies - Business, Utility Operations and Regulation - Regulatory Assets and Liabilities) and imputed anticipated merger related cost savings related to the gas business.

Electric and Gas Cost Adjustment Mechanisms

      During 1994 and 1995, the CPUC conducted several proceedings to review issues related to the ECA. The CPUC opened a docket to review whether the ECA should be maintained in its present form, altered or eliminated, and on January 8, 1996, combined this docket with the merger docket discussed above. The CPUC decision on the Merger

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

modified and replaced the ECA with an ICA. The ICA, which became effective October 1, 1996, allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. Management does not believe that the sharing requirements under the ICA mechanism will have a significant impact on the Company's results of operations, financial position or cash flows.

Environmental Issues

Environmental Site Cleanup

      As described below, the Company has been or is currently involved with the clean-up of certain hazardous substances. In all situations, the Company is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, the Company intends to pursue recovery from other Potentially Responsible Parties ("PRPs"). To the extent such costs are not recovered, the Company currently believes it is probable that such costs will be recovered through the rate regulatory process. To the extent any costs are not recovered through the options listed above, the Company would be required to recognize an expense for such unrecoverable amounts.

      Under the Comprehensive Environmental Response, Compensation and Liability Act ("CERCLA"), the EPA identified, and a Phase II environmental assessment has revealed, low level, widespread contamination from hazardous substances at the Barter Metals Company ("Barter") properties located in central Denver. For an estimated 30 years, the Company sold scrap metal and electrical equipment to Barter for reprocessing. The Company has completed the cleanup of this site at a cost of approximately $9 million and has received responses from the Colorado Department of Public Health and Environment ("CDPHE") indicating that no further action is required related to these properties. On January 3, 1996, in a lawsuit by the Company against its insurance providers, the Denver District Court entered final judgment in favor of the Company in the amount of $5.6 million for certain cleanup costs at Barter. Several appeals and cross appeals have been filed by one of the insurance providers and the Company in the Colorado Court of Appeals. The insurance provider has posted supersedes bonds in the amount of $9.7 million ($7.7 million attributable to the Barter judgment). On July 10, 1997, the Colorado Court of Appeals overturned the previously awarded $7.7 million judgment on the basis that the jury had not been properly instructed by the Judge regarding a narrow issue associated with some of the policies. A retrial is expected. Previously, the Company had received certain insurance settlement proceeds from other insurance providers for Barter and other contaminated sites and a portion of those funds remains to be allocated to this site by the trial court. The Company also plans to appeal the Colorado Court of Appeals decision to the Colorado Supreme Court. In addition, the Company expects to recoup additional expenditures beyond insurance proceeds through the sale of the Barter property and from other PRPs. In August 1996, the Company filed a lawsuit against four PRPs seeking recovery of certain Barter related costs.

      Polychlorinated   biphenyl   ("PCB")  presence  was  identified  in  the
basement of an historic office building located in downtown Denver. The Company was negotiating the future cleanup with the current owners; however, on October 5, 1993, the owners filed a civil action against the Company in the Denver District Court. The action alleged that the Company was responsible for the PCB releases and additionally claimed other damages in unspecified amounts. On August 8, 1994, the Denver District Court entered a judgment approving a $5.3 million offer of settlement between the Company and the building owners resolving all claims. In December 1995, complaints were filed by the Company against all applicable insurance carriers in the Denver District Court. On June 30, 1997, the Denver District Court ruled in favor of the insurance carriers on summary judgment motions addressing late notice and other issues. The Company is pursuing recovery from one carrier. On
August 27, 1997, the Company filed an appeal of the decision with the Colorado Court of Appeals.

      In addition to these sites, the Company has identified several sites where cleanup of hazardous substances may be required. While potential liability and settlement costs are still under investigation and negotiation, the Company believes that the resolution of these matters will not have a material adverse effect on its financial position, results of

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

operations or cash flows. The Company fully intends to pursue the recovery of all significant costs incurred for such projects through insurance claims and/or the rate regulatory process.

Environmental Matters Related to Air Quality

      Under the Clean Air Act Amendments of 1990, coal burning power plants are required to reduce SO2 and NOx emissions to specified levels through a phased approach. The Company's facilities must comply with the Phase II requirements which will be effective in the year 2000. Currently, these regulations permit compliance with sulfur dioxide emission limitations by using S02 allowances allocated to plants by the EPA, using allowances generated  by reducing  emissions at existing  plants and by using  allowances purchased from other companies. The Company expects to meet the Phase II emission standards placed on SO2 through the combination of: a) use of low sulfur coal, b) the operation of air quality control equipment on certain generation facilities, and c) allowances issued by the EPA. The Company will be required to modify certain boilers by the year 2000 to reduce NOx emissions in order to comply with Phase II requirements. The estimated Phase II costs for future plant modifications to meet NOx requirements is approximately $13 million. The Company is studying its options to reduce NOx and SO2 emissions. PSCo has recently announced its intention to spend approximately $211 million in the Denver and Boulder metro area to further reduce such emissions.

Craig Steam Electric Generating Station

      On October 9, 1996, a conservation organization filed a complaint in the U.S. District Court pursuant to provisions of the Federal Clean Air Act (the "Act") against the joint owners of the Craig Steam Electric Generating Station. Tri-State Generation and Transmission Association, Inc. is the operator of the Craig station and the Company owns an undivided interest
(acquired in April 1992) in each of two units at the station totaling approximately 9.7%. The plaintiff alleged that: 1) the station exceeded the 20% opacity limitations in excess of 14,000 six minute intervals during the period extending from the first quarter of 1991 through the second quarter of 1996, and 2) the owners failed to operate the station in a manner consistent with good air pollution control practices. The complaint seeks, among other things, civil monetary penalties and injunctive relief. The Act provides for penalties of up to $25,000 per day per violation, but the level of penalties imposed in any particular instance is discretionary. A pre-trial conference has been rescheduled for December 1997. Management does not believe that this potential liability or the future impact of this litigation on plant operations will have a material adverse impact on the Company's consolidated financial position, results of operations or cash flows. The issues raised in this litigation are similar to the Hayden Station complaint which was settled in 1996 and disclosed in the Company's 1996 Annual Report on Form 10-K.

Fort St. Vrain

      In 1989, the Company announced its decision to end nuclear operations at Fort St. Vrain and to proceed with the defueling and decommissioning of the reactor. While the defueling of the reactor to the ISFSI was completed in June 1992, several issues related to the ultimate storage/disposal of Fort St. Vrain's spent nuclear fuel remained unresolved.

      On February 9, 1996, the Company and the DOE entered into an agreement resolving all the defueling issues. As part of this agreement, the Company has agreed to the following: 1) the DOE assumed title to the fuel currently stored in the ISFSI, 2) the DOE will assume title to the ISFSI and will be responsible for the future defueling and decommissioning of the facility, 3) the DOE agreed to pay the Company $16 million for the settlement of claims associated with the ISFSI, 4) ISFSI operating and maintenance costs, including licensing fees and other regulatory costs, will be the responsibility of the DOE, and 5) the Company provided to the DOE a full and complete release of claims against the DOE resolving all contractual disputes related to storage/disposal of Fort St. Vrain spent nuclear fuel. On December 17, 1996, the DOE submitted a request to the NRC to transfer the title of the ISFSI. This request is being reviewed by the NRC and the Company anticipates approval no earlier than mid-1998.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

      On March 22, 1996, the Company and the decommissioning contractors announced that the physical decommissioning activities at the facility were completed. On August 5, 1997, the NRC approved the Company's request to terminate the Part 50 operating license. This concludes the decommissioning activities and the facilities and site are suitable to be released for unrestricted use. Under the Price-Anderson Act, the Company remains subject to potential assessments levied in response to any nuclear incidents prior to early 1994, as disclosed in the Company's 1996 Annual Report on Form 10-K. At September 30, 1997, a remaining $2.4 million defueling and decommissioning liability was reflected on the consolidated condensed balance sheet. Management believes this remaining decommissioning liability is adequate to finalize the payment of all related obligations.

      As a result of the DOE settlement, coupled with a complete review of expected remaining decommissioning costs and establishment of the anticipated refund to customers, pre-tax earnings for the first quarter of 1996 were positively impacted by approximately $16 million. In accordance with the 1991 CPUC approval to recover certain decommissioning costs, 50% of any cash amounts received from the DOE as part of a settlement, net of costs incurred by the Company, including legal fees, is to be refunded or credited to customers. The Company established an $8 million refund liability in the first quarter of 1996. During the first quarter of 1997, such obligation was reduced by approximately $1.1 million after amounts to be refunded were finally determined and approved by the CPUC. Such amounts are being refunded over a three year period.

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

      During 1996, ninety former Information Technology and Systems ("IT&S") employees filed a lawsuit against the Company. The complaint alleges that the Company unfairly amended its severance plan in connection with a restructuring in late 1994 to exclude the IT&S function/positions that were outsourced to IBM, effective February 1, 1995. On June 16, 1997, the Denver District Court issued a decision in favor of the former IT&S employees and awarded approximately $1.6 million in severance costs and, in a judgment on October 10, 1997 the former IT&S employees were awarded interest and attorney fees as well, making the total judgment against the Company $2.1 million. The Company has been informed that approximately 150 additional former IT&S employees have filed an identical claim, although the Company has not been served with this lawsuit. Such amounts, including estimated interest and attorney fees were accrued during the second and third quarters of 1997. The Company has appealed the decision and believes that the amended severance plan is lawful and enforceable.

      Certain employees terminated as part of the Company's 1991/1992 organizational analysis asserted breach of contract and promissory estoppel with respect to job security and breach of the covenant of good faith and fair dealing. Of the 21 actions filed, the trial court directed verdicts in favor of the Company in 19 cases. A jury entered verdicts adverse to the Company in two cases which were subsequently appealed by the Company. On February 6, 1997, the Colorado Court of Appeals issued a decision on all issues in favor of the Company and on April 3, 1997 the employees appealed the decision of the Colorado Court of Appeals to the Colorado Supreme Court. In October 1997, the Colorado Supreme Court denied the petition for appeal, effectively ending this lawsuit.

3.  Acquisition of Yorkshire Electricity and U.K. Windfall Profits Tax

      On April 1, 1997, Yorkshire Power (through Yorkshire Holdings plc, a wholly-owned subsidiary equally owned by the Company and AEP) acquired substantially all of the outstanding ordinary shares of Yorkshire Electricity, a United Kingdom regional electricity company. Yorkshire Power is a 50/50 joint venture between

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

the Company and AEP. The Company accounts for its investment in Yorkshire Power using the equity method. Yorkshire Power's results of operations includes 100% of Yorkshire Electricity's results since April 1, 1997. The Company's equity earnings in Yorkshire Power is 50%, the same as its ownership share.

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

      In July 1997, the U.K. government enacted a windfall profits tax on certain privatized business entities which will be payable in two installments with the first in December 1997 and the second installment a year later. The windfall profits tax was a retroactive adjustment to the privatization value based on post-privatization profits during the 1992 to 1995 period. During the third quarter of 1997, Yorkshire Power recorded an extraordinary charge of approximately $221 million (135 million pounds sterling) for this windfall profits tax. The Company's share of this tax is approximately $110.6 million.

      Summarized income statement information for the period April 1, 1997 (date of acquisition) to September 30, 1997 is presented below (in millions):

    Yorkshire Power:
      Operating revenues.......................    $ 917.6
      Operating income.........................      124.1
      Income before extraordinary item.........       42.8
      Extraordinary item - U.K. windfall
        profits tax ...........................     (221.1)
                                                    ------
      Net loss.................................    $(178.3)
                                                   =======

    Company's equity in the earnings (losses):
      Extraordinary item -  U.K. windfall
        profits tax ...........................    $(110.6)
      Equity in earnings of Yorkshire Power (1)       21.4
                                                      ----
                                                   $ (89.2)
                                                   =======

  (1) Includes the impact of approximately $10 million related to the change in the U.K. corporate income tax rate from 33% to 31%.

      The pro forma financial information presented below assumes that the acquisition of Yorkshire Power was acquired on the first day of each respective period. The pro forma adjustments include recognition of equity in the estimated earnings of Yorkshire Power, an adjustment for interest expense on debt associated with the Company's investment in Yorkshire Power and related income taxes. The estimated earnings of Yorkshire Power was based on prior historical earnings of Yorkshire Electricity, prior to its acquisition by Yorkshire Power, adjusted for the estimated effects of purchase accounting (including the amortization of goodwill), conversion to United States generally accepted accounting principles, interest expense on debt issued by Yorkshire Power associated with the acquisition and related income taxes. Sales of electricity are affected by seasonal weather patterns and, therefore, the results of Yorkshire Power/Yorkshire Electricity will not be distributed evenly during the year. Equity in earnings of Yorkshire Power has been converted at the average exchange rates for the nine months ended September 30, 1997 and September 30, 1996, $1.6318/pound and $1.5367/pound, respectively.

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                                 (Continued)

                                                Nine months ended
                                                   September 30,
                                                 1997        1996
                                                 ----        ----
                                                    (in millions)

Company's income before extraordinary item      $131.0      $138.2

Pro forma adjustments:

   Equity in earnings of Yorkshire Power,
     net of U.S. tax benefits (1).........       (10.1)       19.6
   Interest expense, net of tax...........        (3.5)      (10.4)
                                                  ----       -----

Pro forma result..........................      $117.4      $147.4
                                                ======      ======

  (1) The nine months ended September 30, 1997 amount include $24.0 million ($17.9 million after-tax) of nonrecurring write-offs of certain computer development costs, acquisition expenses and costs incurred for the preparation for deregulation.

4.  Management's Representations

      In the opinion of the Company, the accompanying unaudited consolidated condensed financial statements include all adjustments necessary for the fair presentation of the financial position of the Company and its subsidiaries at September 30, 1997 and December 31, 1996, and the results of operations for the three and nine months ended September 30, 1997 and 1996 and cash flows for the nine months ended September 30, 1997 and 1996. The consolidated condensed financial information and notes thereto should be read in conjunction with the consolidated financial statements and notes for the years ended December 31, 1996, 1995 and 1994 included in the Company's 1996 Annual Report on Form 10-K.

      Because of seasonal and other factors, including the reorganization associated with the Merger, the results of operations for the three months and nine months ended September 30, 1997 should not be taken as an indication of earnings for all or any part of the balance of the year.

                   REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


TO PUBLIC SERVICE COMPANY OF COLORADO

We have reviewed the accompanying consolidated condensed balance sheet of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of September 30, 1997, and the related consolidated condensed statements of income for the three and nine month periods ended September 30, 1997 and 1996 and consolidated condensed statements of cash flows for the nine month periods ended September 30, 1997 and 1996. These financial statements are the responsibility of the Company's management.

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


                                                        ARTHUR ANDERSEN LLP
Denver, Colorado,
November 10, 1997

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Merger

      Effective August 1, 1997, following receipt of all required state and Federal regulatory approvals, the Company and SPS merged in a tax-free "merger of equals" transaction and became wholly-owned subsidiaries of NCE, which is a registered holding company under PUCHA. This transaction was accounted for as a pooling of interests for accounting purposes. Effective with the Merger, Cheyenne, WGI, e prime and Natural Fuels were transferred by a declaration of a dividend of the subsidiaries' stock, at net book value, aggregating approximately $49.9 million, to NCE. NCE subsequently made a capital contribution of the e prime and Natural Fuels common stock, at net book value, aggregating approximately $29.5 million, to NC Enterprises. See
Note 1 Accounting Policies - Merger in Item 1. Financial Statements for additional discussion regarding the Company, the Merger and the transfer of Cheyenne, WGI, e prime and Natural Fuels.

      The consolidated condensed statements of income and cash flows reflect the results of operations of Cheyenne, WGI, e prime and Natural Fuels through July 31, 1997. Where relevant, additional information has been presented to discuss the impact of the transfer of these subsidiaries.

Three Months Ended September 30, 1997 Compared to the Three Months Ended September 30, 1996

Earnings

      The Company recognized a loss of $76.0 million for the third quarter of 1997 as compared to net earnings of $36.3 million for the third quarter of 1996. The net loss was primarily attributable to the recognition of an extraordinary item related to the one-time U.K. windfall profits tax of approximately $110.6 million by Yorkshire Electricity, a 50% owned investment. Excluding the impact of this extraordinary charge, quarterly earnings decreased approximately 5% from the previous year. An increase in merger and business integration costs resulting from the August 1, 1997 closing of the Merger and electric rate decreases instituted in October 1996 and February 1997 contributed to the lower earnings. Ongoing operations of Yorkshire Electricity, however, positively impacted the Company's earnings by approximately $14.1 million after borrowing costs, net of income taxes.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the third quarter of 1997 as compared to the same period in 1996.
                                                      Increase (Decrease)
                                                    (Thousands of Dollars)
                                                    ----------------------
                                                           Cheyenne
                                                PSCo       & e prime     Total
                                                ----       ---------     -----
Electric operating revenues:
 Retail.............................           $(4,269)    $(6,286)   $(10,555)
 Wholesale - Regulated..............            10,539           -      10,539
 Non-regulated power marketing......                 -         (57)        (57)
 Other (including unbilled revenues)            (2,996)         59      (2,937)
                                                ------          --      ------
  Total revenues....................             3,274      (6,284)     (3,010)
Fuel used in generation.............             2,049           -       2,049
Purchased power.....................             8,738      (4,627)      4,111
                                                 -----      ------       -----
  Net decrease in electric margin...           $(7,513)    $(1,657)   $ (9,170)
                                               =======     =======    ========

   The following table compares electric Kwh sales by major customer classes for the third quarter of 1997 and 1996.

                                  Millions of Kwh Sales        % Change *
                                  ---------------------        ----------
                                    1997        1996   Consolidated    PSCo Only
                                    ----        ----   ------------    ---------
Residential ..................      1,669       1,655      0.8%          2.6%
Commercial and Industrial  ...      4,224       4,225        -           2.5
Public Authority .............         49          52     (6.6)         (5.5)
                                       --          --
  Total Retail................      5,942       5,932      0.1           2.5
Wholesale.....................      1,232         842     46.2          46.2
Non-regulated power marketing.         81         101    (19.7)            -
                                       --         ---
Total.........................      7,255       6,875      5.5           8.1
                                    =====       =====

*  Percentages are calculated using unrounded amounts

      Electric margin decreased in the third quarter of 1997, when compared to the third quarter of 1996, primarily due to the retail rate reductions (approximately $4.8 million) implemented in October 1996 and February 1997, the recognition of an estimated customer refund obligation (approximately $7.4 million) in connection with the earnings sharing in excess of 11% return on equity and the effect of the ICA which resulted from the settlement of the Merger proceedings in Colorado (see Note 2. Commitments and Contingencies - Regulatory Matters in Item 1. Financial Statements). Higher wholesale electric sales also contributed to increased operating revenues, however, the margin on such sales is minimal.

      The Company has cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. In its decision on the Merger, the CPUC replaced the Company's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders. (see
Note 2. Commitments and Contingencies - Regulatory Matters in Item 1. Financial Statements).

      Fuel used in generation expense increased approximately 3.8% during the third quarter of 1997, as compared to the same quarter in 1996, due to increased generation levels at the Company's power plants offset, in part, by lower coal supply costs.

      Purchased power expense increased 3.4% during the third quarter of 1997, as compared to the same quarter in 1996, primarily due to purchases to meet increased wholesale requirements and other customer demands, offset, in part, by the recognition of only one month of Cheyenne expenses.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the third quarter of 1997 as compared to the same period in 1996.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)
                                                           Cheyenne
                                                             WGI &
                                                PSCo        e prime     Total
                                                ----        -------     -----

Revenues from gas sales
  (including unbilled revenues) .......       $ 1,860        $ (490)   $ 1,370
Gas purchased for resale...............         3,309           539      3,848
                                                -----           ---      -----
  Net decrease in gas sales margin.....       $(1,449)      $(1,029)   $(2,478)
                                              =======       =======    =======

   The following table compares gas dekatherm (Dth) deliveries by major customer classes for the third quarter of 1997 and 1996.
                                    Millions of
                                   Dth Deliveries              % Change *
                                   --------------              ----------
                                    1997     1996      Consolidated   PSCo Only
                                    ----     ----      ------------   ---------
Residential...................       6.1     6.4           (3.9)%       (2.3)%
Commercial....................       3.9     5.3          (26.7)       (11.9)
Non-regulated gas marketing...       4.5     4.3            5.2           -
                                     ---     ---
  Total Sales.................      14.5    16.0           (9.0)        (6.2)
Gathering and Processing......        -      0.3           **           **
Transportation................      19.8    20.6           (4.3)         9.6
                                    ----    ----
  Total.......................      34.3    36.9           (7.2)         3.6
                                    ====    ====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin decreased slightly in the third quarter of 1997, when compared to the third quarter of 1996, primarily due to a 6.2% decrease in sales, offset, in part, by higher rates effective February 1, 1997, resulting from the Company's 1996 rate case.

      Gas transportation, gathering, processing and other revenues increased $0.6 million during the third quarter of 1997, when compared to the third quarter of 1996, primarily due to an increase in deliveries and higher transportation rates effective February 1, 1997, resulting from the Company's 1996 rate case.

      The Company has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the third quarters of 1997 and 1996 had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses

      Depreciation and amortization expense increased $3.4 million in the third quarter of 1997, as compared to the same period in 1996, primarily due to the depreciation of property additions and the higher amortization of software costs.

      The decrease in income taxes for the third quarter of 1997, as compared to the same period in 1996, is primarily due to lower pretax income. Additional income tax expense was recognized in the current period due to higher 1997 non-deductible merger and executive severance costs.

      Other income and deductions increased $15.5 million primarily due to the recognition of equity earnings in Yorkshire Power ($17.3 million), of which approximately $10 million is related to the change in the U.K.
corporate income tax rate from 33% to 31%. See Note 3. Acquisition of Yorkshire Electricity and U.K. Windfall Profits Tax in Item 1. Financial
Statements. This increase was offset, in part, by increased merger and business integration costs (approximately $6.0 million), including executive severance costs, resulting from the closing of the Merger effective August 1, 1997. While costs associated with the Merger, transition planning and implementation have negatively impacted earnings during 1997 and 1996, management anticipates that future operating results will benefit from synergies resulting from the Merger.

      Interest charges increased $10.1 million during the third quarter of 1997, when compared to the same quarter in 1996, primarily due to interest on borrowings utilized to finance capital expenditures and the April

1997 acquisition of Yorkshire Electricity. These borrowings included the issuance of $75 million and $250 million of medium-term notes in January and March 1997, respectively.

Nine Months Ended September 30, 1997 Compared to the Nine Months Ended September 30, 1996

Earnings

      Earnings were $11.6 million for the first nine months of 1997 as compared to $129.3 million during the same period in 1996. The significant decrease was primarily attributable to the recognition of an extraordinary item related to the one-time U.K. windfall profits tax of approximately $110.6 million by Yorkshire Power, a 50% owned investment. While earnings were positively impacted by continued customer growth contributing to increased electric and gas sales as well as the equity earnings in ongoing operations at Yorkshire Electricity, income before the extraordinary item decreased $7.3 million for the nine months ended in 1997 as compared to the same period in 1996. This decline was attributable to the favorable impact in 1996 of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (see
Note 2. Commitments and Contingencies - Fort St. Vrain in Item 1. Financial Statements), the recognition of higher 1997 merger and business integration costs and higher interest costs.

Electric Operations

      The following table details the change in electric operating revenues and energy costs for the first nine months of 1997 as compared to the same period in 1996.
                                                      Increase (Decrease)
                                                      -------------------
                                                    (Thousands of Dollars)
Electric operating revenues:
 Retail...............................................     $(27,287)
 Wholesale............................................       17,970
 Non-regulated power marketing........................        8,676
 Other (including unbilled revenues)..................        3,847
                                                              -----
  Total revenues......................................        3,206
Fuel used in generation...............................        2,779
Purchased power.......................................       (6,265)
                                                             ------
  Net decrease in electric margin.....................     $ (5,838)
                                                           ========

      The following table compares electric Kwh sales by major customer classes for the first nine months of 1997 and 1996.
                                              Millions of Kwh Sales
                                              ---------------------
                                                 1997       1996    %Change *
                                                 ----       ----    ---------
Residential ...............................      5,044     4,992        1.0%
Commercial and Industrial  ................     11,909    11,838        0.6
Public Authority ..........................        138       146       (5.9)
                                                   ---       ---
  Total Retail.............................     17,091    16,976        0.7
Wholesale..................................      3,110     2,270       36.9
Non-regulated power marketing..............        660       101       **
                                                   ---       ---
Total......................................     20,861    19,347        7.8
                                                ======    ======

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Electric margin decreased in the first nine months of 1997, when compared to the first nine months of 1996. Although customer growth contributed to higher electric Kwh retail sales, the decrease in electric margin was primarily attributable to retail rate reductions implemented in October 1996 and February 1997 (approximately $12.1 million) and the recognition of an estimated customer refund obligation (approximately $7.4 million) in connection with the earnings sharing in excess of 11% return on equity which resulted from the settlement of the Merger proceedings in Colorado (see Note 2. Commitments and Contingencies - Regulatory Matters in
Item 1. Financial Statements). Power marketing activities by non-regulated subsidiaries initiated in the third quarter of 1996 and higher wholesale electric sales also contributed to increased operating revenues, however, the margin on such sales is minimal.

      The Company has cost adjustment mechanisms which recognize the majority of the effects of changes in fuel used in generation and purchased power costs and allow recovery of such costs on a timely basis. As discussed in
Note 1. Accounting Policies - Recovered/Recoverable Purchased Gas and Electric Energy Costs - Net in Item 1. Financial Statements, in its decision on the Merger, the CPUC replaced the Company's ECA with an ICA, effective October 1, 1996, which allows for a 50%/50% sharing of certain fuel and energy cost increases and decreases among customers and shareholders.

      Fuel used in generation expense increased slightly during the first nine months of 1997, as compared to the same period in 1996, due to increased generation levels at the Company's power plants offset, in part, by lower coal supply costs in the first nine months of 1997.

      Purchased power expense also increased slightly during the first nine months of 1997, as compared to the same period in 1996, due to purchases to meet wholesale requirements and other customer demands and increased power marketing activities, offset, in part, by the recognition of only seven months of Cheyenne costs in 1997 verses nine months in 1996.

Gas Operations

      The following table details the change in revenues from gas sales and gas purchased for resale for the first nine months of 1997 as compared to the same period in 1996.
                                                     Increase (Decrease)
                                                     -------------------
                                                   (Thousands of Dollars)

Revenues from gas sales (including unbilled revenues).     $102,175
Gas purchased for resale..............................      (93,236)
                                                            -------
 Net increase in gas sales margin.....................     $  8,939
                                                           ========

      The following table compares gas Dth deliveries by major customer classes for the first nine months of 1997 and 1996.

                                      Millions of Dth Deliveries
                                      --------------------------
                                                1997  1996    % Change *
                                                ----  ----    ----------
Residential................................     64.2  63.9      0.4%
Commercial and resale......................     35.1  39.2    (10.4)
Non-regulated gas marketing................     35.2   5.7     **
                                                ----   ---
  Total Sales..............................    134.5 108.8     23.6
Gathering and processing...................      0.1   0.9     **
Transportation.............................     67.2  67.6     (0.6)
                                                ----  ----
  Total....................................    201.8 177.3     13.8
                                               ===== =====

*  Percentages are calculated using unrounded amounts
** Percentage change is significant, but presentation of the amount is not meaningful

      Gas sales margin increased in the first nine months of 1997, when compared to the first nine months of 1996, primarily due to an increase in the Company's base revenues associated with the higher rates effective February 1, 1997, resulting from the Company's 1996 rate case. Gas marketing activities by non-regulated subsidiaries favorably contributed to the increase in gas sales margin. Gas costs were higher during the first nine months of 1997, as compared to the same period of 1996, as a result of higher gas prices incurred through the winter heating season.

      Gas transportation, gathering, processing and other revenues increased $2.3 million during the first nine months of 1997, when compared to the first nine months of 1996, primarily due to an increase in transportation rates effective February 1, 1997, resulting from the Company's 1996 rate case and a 3.8% increase in transportation deliveries. The higher transportation deliveries are attributable to the shifting of various Company commercial sales customers to firm transportation customers. Historically, this shifting has not had an impact on gas margin and is not expected to have an impact in the future.

      The Company has in place a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchased for resale and adjusts revenues to reflect such changes in cost on a timely basis. As a result, the changes in revenues associated with these mechanisms during the first nine months of 1997 and 1996 had little impact on net income. However, the fluctuations in gas sales impact the amount of gas the Company must purchase and, therefore, along with the increases and decreases in the per-unit cost of gas, affect total gas purchased for resale.

Non-Fuel Operating Expenses

      Other operating and maintenance expenses increased $11.2 million during the nine months ended September 30, 1997, when compared to the same period in 1996, primarily due to the favorable impact on 1996 earnings of the February 9, 1996 settlement agreement with the DOE resolving all spent nuclear fuel storage and disposal issues at Fort St. Vrain (approximately $16 million). In addition, higher electric production and distribution maintenance costs and higher operating costs at non-regulated subsidiaries negatively impacted current year results. However, lower employee benefit costs and other general reductions resulting from the Company's cost containment efforts favorably impacted current year results.

      Depreciation and amortization expense increased $13.5 million in the first nine months of 1997, as compared to the same period in 1996, primarily due to the depreciation of property additions and the higher amortization of software costs.

      The decrease in income taxes for the first nine months of 1997, as compared to the same period in 1996, is primarily due to lower pre-tax income and the prior year accrual for additional tax liabilities. However, additional income tax expense was recognized in the current period for higher non-deductible merger and executive severance costs.

      Other income and deductions increased $14.4 million primarily due the recognition of equity earnings in Yorkshire Electricity ($21.4 million), of which approximately $10 million is related to the change in the U.K. corporate income tax rate from 33% to 31% (see Note 3. Acquisition of Yorkshire Electricity and U.K. Windfall Profits Tax in Item 1. Financial Statements). This increase was offset, in part, by increased merger and business integration costs, including executive severance costs, resulting from the closing of the Merger effective August 1, 1997. While costs associated with the Merger, transition planning and implementation have negatively impacted earnings during 1997 and 1996, management anticipates that future operating results will benefit from synergies resulting from the Merger.

      Interest expense increased $24.2 million during the nine months ended September 30, 1997, when compared to the same period in 1996, primarily due to interest on borrowings utilized to finance capital expenditures and the April 1997 acquisition of Yorkshire Electricity. These borrowings included the issuance of $75 million and $250 million of medium-term notes in January and March 1997, respectively.

Commitments and Contingencies

      Issues relating to regulatory and environmental matters are discussed in Note 2 Commitments and Contingencies in Item 1. Financial Statements. These matters and the future resolution thereof may impact the Company's future results of operations, financial position or cash flows.

     Based on a preliminary analysis, NCE and its subsidiaries expect to incur costs of approximately $50-65 million over the next two years to modify its computer software, hardware and other automated systems used in operations enabling proper data processing relating to the year 2000 and beyond. Approximately two-thirds of these costs are expected to be incurred by or allocated to the Company. The Company continues to evaluate appropriate courses
of  corrective   action, including  the  replacement  of  certain  systems.  A significant portion of these costs will represent the redeployment of existing
information   technology  resources.   Management does  not  anticipate  these
activities will have a material adverse impact on the Company's financial position, results of operations or cash flows.

Liquidity and Capital Resources

Cash Flows - Nine Months Ended September 30
                                                1997         1996     Decrease
                                                ----         ----     --------
Net cash provided by operating activities
   (in millions) ............................  $154.0       $256.7    $(102.7)

      Cash provided by operating activities decreased in the first nine months of 1997, when compared to the same period in 1996, primarily due to the increase in payments to gas suppliers resulting from the higher gas costs in late 1996 and early 1997. A portion of these higher gas costs have been deferred through the GCA and will be recovered from customers in the future.

                                                1997         1996      Increase
                                                ----         ----      --------
Net cash used in investing activities
   (in millions) ...........................  $(575.2)    $(200.0)      $375.2

      Cash used in investing activities increased during the nine months ended September 30, 1997, when compared to the same period in 1996, primarily due to the Company's April 1, 1997 acquisition of an equity interest in Yorkshire Electricity for approximately $362 million.

                                                1997         1996     Increase
                                                ----         ----     --------
Net cash provided by (used in) financing
    activities (in millions) ...............  $424.1      $ (56.3)      $480.4

      Cash provided by financing activities increased (indicating that there were more borrowings) in the first nine months of 1997, when compared to the same period in 1996, primarily due to the issuance of $75 million and $250 million of medium term notes in January and March 1997, respectively. The proceeds from the $75 million financing were used to fund the Company's construction program. The Company used the proceeds from the $250 million medium term notes, together with additional borrowings of approximately $110 million on its short-term lines of credit, to fund its acquisition of Yorkshire Electricity. See Note 3. Acquisition of Yorkshire Electricity and U.K. Windfall Profits Tax in Item 1. Financial Statements. As a result of the increase in recoverable purchased gas and electric energy costs and reduced cash flows resulting from lower electric rates, coupled with increased merger and business integration costs, the Company has utilized the proceeds from additional short-term borrowings to finance ongoing construction expenditures. With the consummation of the Merger effective August 1, 1997, management anticipates that future operating results and related cash flows will benefit from synergies resulting from the Merger.

Electric Utility Industry

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





                         PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

      Part 1.     See Note 2. Commitments and Contingencies in Item 1, Part 1.

Item 6.  Exhibits and Reports on Form 8-K

(a) Exhibits

    12(a) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 26 herein.

    12(b) Computation of Ratio of Consolidated Earnings to Consolidated Combined Fixed Charges and Preferred Stock Dividends is set forth at page 27 herein.

    15     Letter  from  Arthur  Andersen  LLP  regarding   unaudited  interim
           information is set forth at page 28 herein.

    27     Financial Data Schedule UT


(b) Reports on Form 8-K

     - A report dated July 2, 1997 was filed on September 26, 1997 which included Item 5. Other Events.

                                  SIGNATURE

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          PUBLIC SERVICE COMPANY OF COLORADO

                                          By     /s/ R. C. Kelly
                                          _________________________________
                                                   R. C. KELLY
                                            Executive Vice President
                                           and Chief Financial Officer

Dated: November 14, 1997

                                 EXHIBIT INDEX

12(a) Computation of Ratio of Consolidated Earnings to Consolidated Fixed Charges is set forth at page 26 herein.

12(b)    Computation  of  Ratio  of  Consolidated   Earnings  to  Consolidated
         Combined Fixed Charges and Preferred Stock Dividends is set forth at page 27 herein.

15       Letter  from  Arthur   Andersen  LLP  regarding   unaudited   interim
         information is set forth at page 28 herein.

27       Financial Data Schedule UT.

                                                                 EXHIBIT 12(a)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
                        TO CONSOLIDATED FIXED CHARGES

          (not covered by Report of Independent Public Accountants)



                                                     Nine Months Ended
                                                       September 30,
                                                     1997        1996
                                                     ----        ----
                                           (Thousands of Dollars, except ratios)

Fixed charges:

   Interest on long-term debt...................   $ 85,902    $ 68,102
   Interest on borrowings against corporate-owned
     life insurance contracts...................     34,049      29,586
   Other interest...............................     17,150      13,343
   Amortization of debt discount and expense
     less premium ..............................      2,964       2,696
   Interest component of rental expense.........      6,887       7,991
                                                      -----       -----

     Total .....................................   $146,952    $121,718
                                                   ========    ========

Earnings (before fixed charges and taxes on income):
   Income before extraordinary item.............   $130,968    $138,222
   Fixed charges as above.......................    146,952     121,718
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....     59,205      75,284
                                                     ------      ------

     Total......................................   $337,125    $335,224
                                                   ========    ========

Ratio of earnings to fixed charges..............       2.29        2.75
                                                       ====        ====

                                                                 EXHIBIT 12(b)

                      PUBLIC SERVICE COMPANY OF COLORADO
                               AND SUBSIDIARIES

                COMPUTATION OF RATIO OF CONSOLIDATED EARNINGS
     TO CONSOLIDATED COMBINED FIXED CHARGES AND PREFERRED STOCK DIVIDENDS

          (not covered by Report of Independent Public Accountants)



                                                   Nine  Months Ended
                                                       September 30,
                                                     1997        1996
                                                     ----        ----
                                           (Thousands of Dollars, except ratios)

Fixed charges and preferred stock dividends:

   Interest on long-term debt...................   $ 85,902    $ 68,102
   Interest on borrowings against corporate-owned
     life insurance contracts...................     34,049      29,586
   Other interest...............................     17,150      13,343
   Amortization of debt discount and expense
     less premium ..............................      2,964       2,696
   Interest component of rental expense.........      6,887       7,991
   Preferred stock dividend requirement.........      8,814       8,905
   Additional preferred stock dividend requirement    3,984       4,850
                                                      -----       -----

     Total .....................................   $159,750    $135,473
                                                   ========    ========

Earnings (before fixed charges and taxes on income):
   Income before extraordinary item.............   $130,968    $138,222
   Interest on long-term debt...................     85,902      68,102
   Interest on borrowings against corporate-owned
     life insurance contracts...................     34,049      29,586
   Other interest...............................     17,150      13,343
   Amortization of debt discount and expense
     less premium ..............................      2,964       2,696
   Interest component of rental expense.........      6,887       7,991
   Provisions for Federal and state taxes on income,
   net of investment tax credit amortization....     59,205      75,284
                                                     ------      ------

     Total......................................   $337,125    $335,224
                                                   ========    ========

Ratio of earnings to fixed charges
and preferred stock dividends...................       2.11        2.47
                                                       ====        ====

                                                                    EXHIBIT 15

November 10, 1997


Public Service Company of Colorado:

      We are aware that Public Service Company of Colorado has incorporated by reference in its Registration Statement (Form S-3, File No. 33-62233) pertaining to the Automatic Dividend Reinvestment and Common Stock Purchase Plan; the Company's Registration Statement (Form S-3, File No. 33-37431), as amended on December 4, 1990, pertaining to the shelf registration of the Company's First Mortgage Bonds; the Company's Registration Statement (Form S-8, File No. 33-55432) pertaining to the Omnibus Incentive Plan; the Company's Registration Statement (Form S-3, File No. 33-51167) pertaining to the shelf registration of the Company's First Collateral Trust Bonds; and the Company"s Registration Statement (Form S-3, File No. 33-54877) pertaining to the shelf registration of the Company's First Collateral Trust Bonds and Cumulative Preferred Stock, its Form 10-Q for the quarter ended September 30, 1997, which includes our report dated November 10, 1997, covering the unaudited consolidated condensed financial statements contained therein. Pursuant to Regulation C of the Securities Act of 1933, that report is not considered a part of the registration statement prepared or certified by our Firm or a report prepared or certified by our Firm within the meaning of Sections 7 and 11 of the Act.

                                                        Very truly yours,



                                                        ARTHUR ANDERSEN LLP