Form 10-K
period 2001-12-31
PUBLIC SERVICE CO OF COLORADO; NORTHERN STATES POWER CO; SOUTHWESTERN PUBLIC SERVICE CO; NORTHERN STATES POWER CO /WI/
filed 2002-04-01
CIK 81018, 1123852, 92521, 72909

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended Dec. 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                     to

Exact name of registrant as specified in its charter, State or other jurisdiction
Commission	of incorporation or organization, Address of principal executive offices and	IRS Employer
File Number	Registrant’s Telephone Number, including area code	Identification No.

000-31709	NORTHERN STATES POWER COMPANY (a Minnesota Corporation) 414 Nicollet Mall, Minneapolis, Minn. 55401 Telephone (612) 330-5500	41-1967505
001-3140	NORTHERN STATES POWER COMPANY (a Wisconsin Corporation) 1414 W. Hamilton Ave., Eau Claire, Wis. 54701 Telephone (715) 839-2625	39-0508315
001-3280	PUBLIC SERVICE COMPANY OF COLORADO (a Colorado Corporation) 1225 17th Street, Denver, Colo. 80202 Telephone (303) 571-7511	84-0296600
001-3789	SOUTHWESTERN PUBLIC SERVICE COMPANY (a New Mexico Corporation) Tyler at Sixth, Amarillo, Tex. 79101 Telephone (303) 571-7511	75-0575400

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑  No ☐

      Northern States Power Co. (a Minnesota corporation), Northern States Power Co. (a Wisconsin corporation), Public Service Co. of Colorado and Southwestern Public Service Co. meet the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and are therefore filing this Form 10-K with the reduced disclosure format specified in General Instruction I(2) to such Form 10-K.

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. All outstanding common stock is owned beneficially and of record by Xcel Energy Inc., a Minnesota corporation. Shares outstanding at March 15, 2002:

Northern States Power Co. (a Minnesota Corporation)	Common Stock, $0.01 par value	1,000,000 Shares
Northern States Power Co. (a Wisconsin Corporation)	Common Stock, $100 par value	933,000 Shares
Public Service Co. of Colorado	Common Stock, $0.01 par value	100 Shares
Southwestern Public Service Co.	Common Stock, $1 par value	100 Shares

Page
No.

EXHIBIT (EXCERPT)
Ratio of Earnings to Fixed Charges
Statement Pursuant to Private Securities Litigation Reform Act
Exhibit regarding the use of Arthur Andersen Audit Firm

      This combined Form 10-K is separately filed by Northern States Power Co., a Minnesota corporation (NSP-Minnesota), Northern States Power Co., a Wisconsin corporation (NSP-Wisconsin), Public Service Co. of Colorado (PSCo) and Southwestern Public Service Co. (SPS). NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are all wholly owned subsidiaries of Xcel Energy Inc. Additional information on Xcel Energy is available on various filings with the U.S. Securities and Exchange Commission (SEC). Information in this report relating to any individual company is filed by such company on its own behalf. Each registrant makes representation only to itself and makes no representations as to information relating to the other registrants. This report should be read in its entirety.

Item 1.     Business

COMPANY OVERVIEW

      On Aug. 18, 2000, New Century Energies, Inc. (NCE) and Northern States Power Co. (NSP) merged and formed Xcel Energy Inc. (Xcel Energy). Xcel Energy, a Minnesota corporation, is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). As part of the merger, NSP transferred its existing utility operations that were being conducted directly by NSP at the parent company level to a newly formed subsidiary of Xcel Energy named Northern States Power Co.

      Xcel Energy directly owns six utility subsidiaries that serve electric and natural gas customers in 12 states. Four of these utility subsidiaries are SEC registrants, including Northern States Power Co., a Minnesota corporation (NSP-Minnesota); Northern States Power Co., a Wisconsin corporation (NSP-Wisconsin); Public Service Co. of Colorado, a Colorado corporation (PSCo); and Southwestern Public Service Co., a New Mexico corporation (SPS).

     NSP-Minnesota

      NSP-Minnesota was incorporated in 2000 under the laws of Minnesota. NSP-Minnesota is an operating utility engaged in the generation, transmission and distribution of electricity and the transportation, storage and distribution of natural gas. NSP-Minnesota provides generation, transmission and distribution of electricity in Minnesota, North Dakota and South Dakota. NSP-Minnesota also purchases, distributes and sells natural gas to retail customers and transports customer-owned gas in Minnesota, North Dakota and South Dakota. NSP-Minnesota provides retail electric utility service to approximately 1.3 million customers and gas utility service to approximately 0.4 million customers.

      NSP-Minnesota owns the following direct subsidiaries: United Power and Land Co., which holds real estate; NSP Nuclear Corp., which holds NSP-Minnesota’s interest in the Nuclear Management Co.; and NSP Financing I, a special purpose financing trust.

     NSP-Wisconsin

      NSP-Wisconsin was incorporated in 1901 under the laws of Wisconsin. NSP-Wisconsin is an operating utility engaged in the generation, transmission and distribution of electricity to approximately 229,000 retail customers in northwestern Wisconsin and in the western portion of the Upper Peninsula of Michigan. NSP-Wisconsin is also engaged in the distribution and sale of natural gas in the same service territory to approximately 90,000 customers in Wisconsin and Michigan.

      NSP-Wisconsin owns the following direct subsidiaries: Chippewa and Flambeau Improvement Co., which operates hydro reserves; Clearwater Investments Inc., which owns interests in affordable housing; and NSP Lands, Inc., which hold real estate.

     PSCo

      PSCo was incorporated in 1924 under the laws of Colorado. PSCo is an operating utility engaged principally in the generation, purchase, transmission, distribution and sale of electricity and the purchase, transportation, distribution and sale of natural gas. PSCo serves approximately 1.3 million electric customers and approximately 1.1 million natural gas customers in Colorado.

      PSCo owns the following direct subsidiaries: 1480 Welton, Inc., which owns certain real estate interests of PSCo; PSR Investments, Inc., which owns and manages permanent life insurance policies on certain employees; Green and Clear Lakes Co., which owns water rights; PS Colorado Credit Corp., a finance company that financed certain of PSCo’s current assets, but was dissolved in 2002; and PSCo Capital Trust I, a special purpose financing trust. PSCo also holds a controlling interest in several other relatively small ditch and water companies whose capital requirements are not significant.

     SPS

      SPS was incorporated in 1921 under the laws of New Mexico. SPS is an operating utility engaged primarily in the generation, transmission, distribution and sale of electricity, which serves approximately 387,000 electric customers in portions of Texas, New Mexico, Oklahoma and Kansas. The wholesale customers served by SPS comprise approximately 34 percent of the total kilowatt-hour sales.

      SPS owns a direct subsidiary, SPS Capital I, which is a special purpose financing trust.

UTILITY REGULATION

Ratemaking Principles

      The utility subsidiaries of Xcel Energy are subject to the jurisdiction of the Securities and Exchange Commission (SEC) under the PUHCA. As a result, the utility subsidiaries are subject to extensive regulations by the SEC with respect to issuances and sales of securities, acquisitions and sales of certain utility properties and intra-system sales of certain goods and services. In addition, the PUHCA generally limits the ability to acquire additional public utility systems and to acquire and retain businesses unrelated to the utility operations.

      The Federal Energy Regulatory Commission (FERC) has jurisdiction over rates for electric transmission service and wholesale electric energy sold in interstate commerce, hydro facility licensing and certain other activities of Xcel Energy’s utility subsidiaries. Federal, state and local agencies also have jurisdiction over many of Xcel Energy’s other activities.

      The utility subsidiaries of Xcel Energy are unable to predict the impact on their operating results from the future regulatory activities of any of these agencies. The utility subsidiaries of Xcel Energy strive to comply with all rules and regulations issued by the various agencies.

     NSP-Minnesota

      Retail rates, services and other aspects of NSP-Minnesota’s operations are subject to the jurisdiction of the Minnesota Public Utilities Commission (MPUC), the North Dakota Public Service Commission (NDPSC) and the South Dakota Public Utilities Commission (SDPUC) within their respective states. The MPUC also possesses regulatory authority over aspects of NSP-Minnesota’s financial activities, including security issuances, certain property transfers, mergers with other utilities and transactions between NSP-Minnesota and its affiliates. In addition, the MPUC reviews and approves NSP-Minnesota’s electric resource plans and gas supply plans for meeting customers’ future energy needs. The MPUC also certifies the need for generating plants greater than 50 megawatts and transmission lines greater than 100 kilovolts. NSP-Minnesota has received authorization from the FERC to act as a power marketer.

      The Minnesota Environmental Quality Board (MEQB) is empowered to select and designate sites for new power plants with a capacity of 50 megawatts or more and wind energy conversion plants with a capacity of five megawatts or more. It also designates routes for electric transmission lines with a capacity of 100 kilovolts or more. No power plant or transmission line may be constructed in Minnesota except on a site or route designated by the MEQB.

     NSP-Wisconsin

      NSP-Wisconsin is subject to regulation of similar scope by the Public Service Commission of Wisconsin (PSCW) and the Michigan Public Service Commission (MPSC). In addition, each of the state commissions certifies the need for new generating plants and electric and retail gas transmission lines of designated capacities to be located within the respective states before the facilities may be sited and built.

      The PSCW has a biennial filing requirement. By June of each odd-numbered year, NSP-Wisconsin must submit a rate filing for the two-year period beginning the following January. The filing procedure and review generally allow the PSCW sufficient time to issue an order effective with the start of the test year.

     PSCo

      PSCo is subject to the jurisdiction of the Colorado Public Utility Commission (CPUC) with respect to its facilities, rates, accounts, services and issuance of securities. PSCo is subject to the jurisdiction of the FERC with respect to its wholesale electric operations and accounting practices and policies. PSCo has received authorization from the FERC to act as a power marketer. Also, PSCo holds a FERC certificate that allows it to transport natural gas in interstate commerce without PSCo becoming subject to full FERC jurisdiction.

     SPS

      The Public Utility Commission of Texas (PUCT) has jurisdiction over SPS’ Texas operations as an electric utility and over its retail rates and services. The municipalities in which SPS operates in Texas have original jurisdiction over SPS’ rates in those communities. The New Mexico Public Regulatory Commission (NMPRC) has jurisdiction over the issuance of securities and accounting. The NMPRC, the Oklahoma Corporation Commission and the Kansas Corporation Commission have jurisdiction with respect to retail rates and services in their respective states. The FERC has jurisdiction over SPS’ rates for wholesale sales for resale and the transmission of electricity in interstate commerce. SPS has received authorization from the FERC to act as a power marketer.

Fuel, Purchased Gas and Resource Adjustment Clauses

     NSP-Minnesota

      NSP-Minnesota’s retail electric rate schedules provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy. NSP-Minnesota is permitted to recover financial instrument costs through a fuel clause adjustment, a mechanism that allows NSP-Minnesota to bill customers for the actual cost of fuel used to generate electricity at its plants and energy purchased from other suppliers. Changes in capacity charges are not recovered through the fuel clause. NSP-Minnesota’s electric wholesale customers do not have a fuel clause provision in their contracts. Instead, the contracts have an escalation factor.

      Gas rate schedules for NSP-Minnesota include a purchased gas adjustment (PGA) clause that provides for rate adjustments for changes in the current unit cost of purchased gas compared with the last costs included in rates. The PGA factors in Minnesota are calculated for the current month based on the estimated purchased gas costs for that month. The MPUC has the authority to disallow certain costs if it finds the utility was not prudent in its procurement activities.

      NSP-Minnesota is required by Minnesota law to spend a minimum of 2 percent of Minnesota electric revenue and 0.5 percent of Minnesota gas revenue on conservation improvement programs (CIP). These costs are recovered through an annual recovery mechanism for electric and gas conservation and energy management program expenditures. NSP-Minnesota is required to request a new cost recovery level annually.

     NSP-Wisconsin

      NSP-Wisconsin does not have an automatic electric fuel adjustment clause for Wisconsin retail customers. Instead, it has a procedure that compares actual monthly and anticipated annual fuel costs with those costs that were included in the latest retail electric rates. If the comparison results in a difference outside a prescribed range, the PSCW may hold hearings limited to fuel costs and revise rates (upward or downward). Any revised rates would be effective until the next rate case. The adjustment approved is calculated on an annual basis, but applied prospectively. Most of NSP-Wisconsin’s wholesale electric rate schedules provide for adjustments to billings and revenues for changes in the cost of fuel and purchased energy.

      NSP-Wisconsin has a gas cost recovery mechanism to recover the actual cost of natural gas.

      NSP-Wisconsin’s gas and retail electric rate schedules for Michigan customers include gas cost recovery factors and power supply cost recovery factors, which are based on 12-month projections. After each 12-month period, a reconciliation is submitted whereby over-collections are refunded and any under-collections are collected from the customers over the subsequent 12-month period.

     PSCo

      PSCo has five adjustment clauses: the incentive cost adjustment (ICA), the gas cost adjustment (GCA), the steam cost adjustment (SCA), the demand side management cost adjustment (DSMCA) and the qualifying facilities capacity cost adjustment (QFCCA). These adjustment clauses allow certain costs to be passed through to retail customers. PSCo is required to file applications with the CPUC for approval of adjustment mechanisms in advance of the proposed effective dates.

      The ICA allows for an equal sharing between customers and shareholders of certain fuel and energy cost increases. PSCo, through its GCA, is allowed to recover its actual costs of purchased gas. The GCA rate is revised annually to coincide with changes in purchased gas costs. Purchased gas costs and revenues received to recover gas costs are compared on a monthly basis and differences are deferred. PSCo, through its SCA, is allowed to recover the difference between its actual cost of fuel and the amount of these costs recovered under its base rates. The SCA rate is revised annually to coincide with changes in fuel costs. The QFCCA provides for recovery of purchased capacity costs from certain QF projects not otherwise reflected in base electric rates.

      The DSMCA clause currently permits PSCo to recover DSM costs over five years while non-labor incremental expenses and carrying costs associated with deferred DSM costs are recovered on an annual basis. PSCo also has implemented a low-income energy assistance program. The costs of this energy conservation and weatherization program for low-income customers are recovered through the DSMCA.

     SPS

      Fuel and purchased power costs are recoverable in Texas through a fixed fuel factor, which is part of SPS’ rates. If it appears that SPS will materially over-recover or under-recover these costs, the factor may be revised upon application by SPS or action by the PUCT. The rule requires refunding and surcharging under/over-recovery amounts, including interest, when they exceed 4 percent of the utility’s annual fuel and purchased power costs, as allowed by the PUCT, if this condition is expected to continue. PUCT regulations require periodic examination of SPS fuel and purchased power costs, the efficiency of the use of such fuel and purchased power, fuel acquisition and management policies and purchase power commitments. Under the PUCT’s regulations, SPS is required to file an application for the PUCT to retrospectively review at least every three years the operations of SPS’ electric generation and fuel management activities.

      The NMPRC regulations provide for a fuel and purchased power cost adjustment clause for SPS’ New Mexico retail jurisdiction. SPS files monthly and annual reports of its fuel and purchased power costs with the NMPRC, which include the current over/under fuel collection calculation, plus interest. On December 17, 2001, SPS filed an application with the NMPRC for authorization to replace its fixed annual fuel factor with a monthly fuel factor. In January 2002, the NMPRC authorized SPS to implement a monthly adjustment factor on an interim basis beginning with the February 2002 billing cycle.

Other Regulatory Mechanisms and Requirements

     PSCo

      The CPUC established an electric Performance-Based Regulatory Plan (PBRP) under which PSCo operates. The major components of this regulatory plan include:

•	an annual electric earnings test with the sharing between customers and shareholders of earnings in excess of the following limits:

•	a 10.50 percent return on equity for 2002;

•	no earnings sharing for 2003;

•	an annual electric earnings test with the sharing of earnings in excess of the return on equity set in the 2002 rate case for 2004 through 2006;

•	an electric Quality Service Plan (QSP) that provides for bill credits to customers if PSCo does not achieve certain performance targets relating to electric reliability and customer service through 2006;

•	a gas QSP that provides for bill credits to customers if PSCo does not achieve certain performance targets relating to gas leak repair time and customer service through 2007; and

•	an ICA that provides for the sharing of energy costs and savings relative to an annual baseline cost per delivered kilowatt-hour. According to the terms of the merger rate agreement in Colorado, the annual baseline cost will be reset in 2002, based on a 2001 test year.

      PSCo regularly monitors and records as necessary an estimated customer refund obligation under the earnings test. In April of each year following the measurement period, PSCo files its proposed rate adjustment under the PBRP. The CPUC conducts proceedings to review and approve these rate adjustments annually. PSCo has estimated no customer refund obligation for 2001 under the earnings test. In November 2000, the CPUC ruled on the unresolved issues related to the 1998 earnings test that will result in the reduction of customer rates by $5.1 million effective January 2001.

      During 2001, PSCo settled all unresolved issues related to the 1999 and 2000 QSP electric reliability performance measure. An accrual for related customer refunds of $8.2 million was recorded and paid in 2001. PSCo has recorded an estimated customer refund obligation for the 2001 QSP electric reliability performance measure of approximately $4.2 million.

     SPS

      In Texas, until June 2001, SPS operated under an earnings test in which excess earnings were returned to the customer. In May 2000, SPS filed its 1999 Earnings Report with the PUCT, indicating no excess earnings. In September 2000, the PUCT staff and the Office of Public Utility Counsel filed with the PUCT a Notice of Disagreement, indicating adjustments to SPS calculations, which would result in excess earnings. During 2000, SPS recorded an estimated obligation of approximately $11.4 million for 1999 and 2000. In February 2001, the PUCT ruled on the disputed issues in the 1999 report and found that SPS had excess earnings of $11.7 million. This decision was appealed by SPS to the District Court. On Dec. 11, 2001, SPS entered into an overall settlement of all earnings issues for 1999 through 2001, which reduced the excess earnings for 1999 to $7.3 million and found that there were no excess earnings for 2000 or through June 2001. The settlement also provided that the remaining excess earnings for 1999 could be used to offset approved transition costs that SPS is seeking to recover in a pending case at the PUCT. The PUCT approved the overall settlement on Jan. 10, 2002.

Pending Regulatory Matters

     NSP-Minnesota

      Electric Transmission Construction — In December 2001, NSP-Minnesota filed for certificates of need authorizing construction of various high voltage transmission facilities to provide generator outlet for up to 825 megawatts of wind generation. The projected cost is approximately $130 million. The proposal is now in hearings before an administrative law judge. The MPUC must issue a decision before the end of 2002.

      North Dakota Rate Case — In October 2000, NSP-Minnesota filed a request with the NDPSC to increase natural gas rates by approximately 3.3 percent, or $1.4 million, annually. In June 2001, the NDPSC approved an increase of approximately $860,000 annually, effective July 13, 2001.

      Merger Rate Agreement — As part of the NCE and NSP merger approval process in Minnesota, NSP-Minnesota agreed to:

•	reduce its Minnesota electric rates by $10 million annually through 2005;

•	not increase its electric rates through 2005, except under limited circumstances;

•	not seek recovery of certain merger costs from customers; and

•	meet various quality standards.

     NSP-Wisconsin

      NSP-Wisconsin Electric Power Supply Rate Request — In May 2001, NSP-Wisconsin filed an application with the PSCW requesting an increase in Wisconsin retail electric rates due to significant increases in power supply costs. This increase was necessary to recover increases in fuel and purchased power costs from wholesale suppliers who charge market-based prices. On June 28, 2001, the PSCW approved an interim fuel cost surcharge of $0.00374 per kilowatt-hour. On Oct. 18, 2001, the PSCW issued a final order in the docket that replaced the interim surcharge with a $0.00382 per kilowatt-hour increase in base electric rates. The combination of the interim fuel surcharge and the base rate increase increased NSP-Wisconsin’s electric revenue by approximately $5.6 million over the last six months of 2001.

      NSP-Wisconsin General Rate Case — On June 1, 2001, NSP-Wisconsin filed its required biennial rate application with the PSCW requesting no change in Wisconsin retail electric and gas base rates. NSP-Wisconsin requested the PSCW approve its application without hearing, pending completion of the Staff’s audit. The PSCW issued a final order on Dec. 7, 2001 approving NSP-Wisconsin’s application without hearing. As a result, base rates in effect as of the end of 2001 will stay in effect through the 2002 - 2003 biennium.

     PSCo

      2002 General Rate Case — In May 2002, PSCo is expected to file a general retail electric, gas and thermal energy base rate case with the CPUC. This filing is required as part of the Xcel Energy merger Stipulation and Agreement approved by the CPUC. The case will include setting the electric energy recovery mechanism, elimination of the QFCCA, new depreciation rates and recovery of additional plant investment. The resulting change in rates is expected to be effective Jan. 1, 2003.

      2000 Gas Rate Case — In July 2000, PSCo filed a retail rate case with the CPUC requesting an annual increase in its gas revenues of approximately $40 million. The request for a rate increase reflects revenues for additional plant investment, a 12.5 percent return on equity, new depreciation rates and recovery of the dismantlement costs associated with the Leyden Gas Storage facility. In February 2001, the CPUC granted an increase in gas revenues of $14.2 million and authorized an 11.25 percent return on equity. The CPUC did not grant the new depreciation rates proposed by PSCo, but rather granted new depreciation rates proposed by the CPUC staff. The CPUC denied recovery of the dismantlement costs associated with the Leyden Gas Storage facility in this case since such costs had not yet been incurred and recommended PSCo request recovery in a later rate filing.

      Pacific Northwest Power Market — A complaint has been filed at the FERC requesting that the agency set for investigation, pursuant to Section 206 of the Federal Power Act, the justness and reasonableness of the rates of wholesale sellers in the spot markets in the Pacific Northwest, including PSCo. The FERC decided to hold a preliminary evidentiary hearing to facilitate development of a factual record on whether there may have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest for the period beginning Dec. 25, 2000 through June 20, 2001. Such hearing was held before an administrative law judge of the FERC in August 2001. The administrative law judge recommended that the FERC conclude that the rates charged were not unjust and unreasonable, and accordingly, that there should be no refunds. PSCo believes that the findings should be upheld at the FERC. However, the matter is still pending before the FERC, and the ultimate outcome cannot be determined.

      2002 Wholesale Sales Data Investigation — In February 2002, after the bankruptcy filing by Enron Corp., the FERC initiated a fact-finding investigation into whether any entity, including Enron, manipulated short-term prices in electric or natural gas markets in the West or otherwise exercised undue influence over wholesale prices in the West since January 2000. PSCo made market-based sales during this period and is included in the FERC investigation.

      Merger Rate Agreement — As a part of the NCE and NSP merger approval process in Colorado, PSCo agreed to:

•	reduce its retail electric rates by an annual rate of $11 million for the period of August 2000 through July 2002;

•	file a combined electric and natural gas rate case in 2002, with new rates effective January 2003;

•	cap merger costs associated with the electric operations at $30 million and amortize the merger costs for ratemaking purposes through 2002;

•	continue the electric PBRP and the QSP currently in effect through 2006, with modifications to cap electric earnings at a 10.5 percent return on equity for 2002, to reflect no earnings sharing in 2003 since new base rates would have recently been established, and to increase potential bill credits if quality standards are not met; and

•	develop a QSP for the natural gas operations to be effective for calendar years 2002 through 2007.

     SPS

      Fuel Recovery — At least every three years, SPS is required to file an application for the PUCT to retrospectively review the operations of a utility’s electric generation and fuel management activities. In June 2000, SPS filed an application for the PUCT to retrospectively review the operations of the utility’s electric generation and fuel management activities. In this application, SPS filed its reconciliation for electric generation and fuel management activities totaling approximately $419 million, for the period from January 1998 through December 1999. SPS was granted full recovery of these costs by the PUCT in March 2001.

      SPS Texas Retail Fuel Factor and Fuel Surcharge Application — SPS has filed an application with the PUCT to increase its fixed fuel factor and to surcharge past fuel cost under-recoveries of approximately $47 million for the months October 2000 through January 2001. Hearings were held in May 2001. In October 2001, the PUCT issued a final decision granting SPS’ request to account for wholesale firm sales through the base ratemaking process and to continue its practice of revenue crediting margins from off-system sales, or wholesale non-firm sales. Furthermore, SPS’ request to revise its voltage level fuel factors was granted.

      In May 2001, SPS filed an application with the PUCT seeking authority to surcharge approximately $27 million in additional fuel under-recoveries and related interest accrued during February and March 2001. In July 2001, SPS filed a motion to abate the proceeding until September 2001 since the market price of natural gas unexpectedly and significantly decreased. In September 2001, SPS determined that its cumulative fuel under-collections were below the PUCT materiality threshold. As a result of this determination, SPS withdrew its application and moved to dismiss this proceeding. The PUCT dismissed this proceeding in September 2001.

      In November 2001, SPS filed a motion with the PUCT requesting the termination of all currently approved surcharges in December 2001. SPS made this request to prevent any over-collection of historical under-recoveries due to the rapid and unforeseen decreases in the price of natural gas. This request was granted by the PUCT.

      In December 2001, SPS submitted an application seeking authority to immediately revise its fixed fuel factors on an interim basis to prevent any over-collection of historical under-recoveries due to the rapid and unforeseen decreases in the price of natural gas. SPS also requested that it be allowed to file a supplemental application to revise its fixed fuel factors. On Dec. 19, 2001, the Administrative Law Judge issued an order approving the interim fixed fuel factors and SPS’ request to file a supplemental application. SPS’ supplemental application was filed in February 2001 and on March 25, 2002, a unanimous stipulation was filed to reduce SPS’ fixed fuel factor to reflect projected lower fuel costs for running the SPS’ power plants.

      SPS Texas Transition to Competition Cost Recovery Application — In December 2001, SPS filed an application with the PUCT to recover $20.3 million in costs from the Texas retail customers associated with the transition to competition. The filing was amended in March 2002 to reduce the recoverable costs by

$7.3 million, which was associated with over-earnings recognized for the 1999 annual report. The PUCT approved SPS using the 1999 annual report over-earnings to offset the claims for reimbursement of transition to competition costs. This has reduced the requested net collection in Texas to $13 million. SPS is requesting recovery to begin July 2002. Final approval is pending.

      SPS New Mexico Fuel Factor — In October 2000, SPS filed an unopposed motion with the NMPRC, seeking to change the date for the implementation of its next fixed annual fuel factor. SPS was approximately $12.8 million under-collected in fuel and purchased power costs through August 2000 and projected that these under-collections would continue based on recent increases in natural gas costs. In October 2000, the NMPRC approved SPS’ revised fixed annual fuel factor to be effective in the November 2000 billing cycle. In March 2001, SPS filed an unopposed motion with the NMPRC, seeking to change the date for the implementation of its next fixed annual fuel factor. SPS was estimating that it would be $33 million under-collected in fuel and purchased power costs through March 2001 and projected that these under-collections would continue based on recent increases in natural gas costs. In March 2001, the NMPRC approved SPS’ revised fixed annual fuel factor to be effective in the April 2001 billing cycle.

      On Dec. 17, 2001, SPS filed an application with the NMPRC seeking approval of continued use of its fuel and purchased power cost adjustment using a monthly adjustment factor, authorization to implement the proposed monthly factor on an interim basis and approval of the reconciliation of its fuel and purchase power adjustment clause collections for the period October 1999 through September 2001. In January 2002, the NMPRC authorized SPS to implement a monthly adjustment factor on an interim basis beginning with the February 2002 billing cycle. SPS’ continuation and reconciliation portion of the file is still pending before the NMPRC.

      Golden Spread Electric Cooperative, Inc. — In October 2001, Golden Spread Electric Cooperative, Inc. (Golden Spread) filed a complaint and request for investigation against SPS before the FERC. Golden Spread alleges SPS has violated provisions of a Commitment and Dispatch Service Agreement pursuant to which SPS conducts joint dispatch of SPS and Golden Spread resources. Golden Spread seeks damages in excess of $10 million. SPS denies all of Golden Spread’s allegations. SPS has filed a complaint against Golden Spread in which it has alleged that Golden Spread has failed to adhere to certain requirements of the Commitment and Dispatch Service Agreement. Both complaints are presently pending before the FERC.

      Merger Rate Agreements — As a part of the NCE and NSP merger approval process in Texas, SPS agreed to:

•	guarantee annual merger savings credits of approximately $4.8 million and amortize merger costs through 2005;

•	retain the current fuel-recovery mechanism to pass along fuel cost savings to retail customers; and

•	comply with various service quality and reliability standards, covering service installations and upgrades, light replacements, customer service call centers and electric service reliability.

      As a part of the merger approval process in New Mexico, SPS agreed to:

•	guarantee annual merger savings credits of approximately $780,000 and amortize merger costs through December 2004;

•	share net nonfuel operating and maintenance savings equally among retail customers and shareholders;

•	retain the current fuel recovery mechanism to pass along fuel cost savings to retail customers; and

•	not pass along any negative rate impacts of the merger.

ELECTRIC UTILITY OPERATIONS

Competition and Industry Restructuring

      Retail competition and the unbundling of regulated energy service could have a significant financial impact on Xcel Energy and its subsidiaries, due to an impairment of assets, a loss of retail customers, lower profit margins and increased costs of capital. The total impacts of restructuring may have a significant financial impact on the financial position, results of operations and cash flows of Xcel Energy. Xcel Energy and its utility subsidiaries cannot predict when they will be subject to changes in legislation or regulation, nor can they predict the impacts of such changes on their financial position, results of operations or cash flows. Xcel Energy believes that the prices its utility subsidiaries charge for electricity and the quality and reliability of their service currently place them in a position to compete effectively in the energy market.

      Retail Business Competition — The retail electric business faces increasing competition as industrial and large commercial customers have some ability to own or operate facilities to generate their own electric energy. In addition, customers may have the option of substituting other fuels, such as natural gas for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost environment. While each of Xcel Energy’s utility subsidiaries face these challenges, these subsidiaries believe their rates are competitive with currently available alternatives. Xcel Energy’s utility subsidiaries are taking actions to lower operating costs and are working with their customers to analyze energy efficiency, load management and cogeneration in order to better position Xcel Energy’s utility subsidiaries to more effectively operate in a competitive environment.

      Wholesale Business Competition — The wholesale electric business faces increasing competition in the supply of bulk power, due to federal and state initiatives to provide open access to utility transmission systems. Under current FERC rules, utilities are required to provide wholesale open-access transmission services and to unbundle wholesale merchant and transmission operations. Xcel Energy’s utility subsidiaries are operating under a joint tariff in compliance with these rules. To date, these provisions have not had a material impact on the operations of Xcel Energy’s utility subsidiaries.

      Utility Industry Changes and Restructuring — The structure of the electric and natural gas utility industry continues to change. Merger and acquisition activity over the past few years has been significant as utilities combine to capture economies of scale or establish a strategic niche in preparing for the future. Some regulated utilities are divesting generation assets. All utilities are required to provide nondiscriminatory access to the use of their transmission systems.

      Some states have begun to allow retail customers to choose their electricity supplier, and many other states are considering retail access proposals. However, the experience of the state of California in instituting competition, as well as the bankruptcy filing of Enron, have caused delays in industry restructuring.

      Major issues that must be addressed include mitigating market power, divestiture of generation capacity, transmission constraints, legal separation, refinancing of securities, modification of mortgage indentures, implementation of procedures to govern affiliate transactions, investments in information technology and the pricing of unbundled services, all of which have significant financial implications. Xcel Energy cannot predict the outcome of restructuring proceedings in the electric utility jurisdictions it serves at this time. The resolution of these matters may have a significant impact on the financial position, results of operations and cash flows of Xcel Energy. For more information on the delay of restructuring for SPS in Texas and New Mexico, see Note 10 to the Financial Statements under Item 8.

      FERC Restructuring — During 2001 and early 2002, the FERC issued several industry-wide orders impacting (or potentially impacting) the Xcel Energy utility subsidiaries. In addition, the Xcel Energy utility subsidiaries submitted proposals to the FERC that could impact future operations, costs and revenues.

      Section 206 Investigation Against All Wholesale Electric Sellers — In November 2001, the FERC issued an order under Section 206 of the Federal Power Act initiating a “generic” investigation proceeding against all jurisdictional electric suppliers making sales in interstate commerce at market based rates. NSP-Minnesota, PSCo and SPS had previously received FERC authorization to make wholesale sales at market based rates, and have been engaged in such sales subject to rates on file at the FERC. The order proposed that all wholesale electric sales at market based rates conducted starting 60 days after publication of the FERC order in the Federal Register would be subject to refund conditioned on factors determined by the FERC.

      Several parties filed requests for rehearing, arguing the November 2001 order was vague and would require the affected utilities to conditionally report future revenues and earnings. In December 2001, the FERC issued a supplemental order delaying the effective date of the subject to refund condition, but subject to further investigation and proceedings. The FERC is expected to rule in this matter in 2002.

      Midwest ISO Begins Operations — In compliance with a condition in the January 2000 FERC order approving the Xcel Energy merger, NSP-Minnesota and NSP-Wisconsin entered into agreements to join the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) in August 2000. In December 2000, the FERC approved the Midwest ISO as the first approved regional transmission organization (RTO) in the U.S., pursuant to FERC Order 2000. On Feb. 1, 2002, the Midwest ISO began interim operations, including regional transmission tariff administration services for the NSP-Minnesota and NSP-Wisconsin electric transmission systems. NSP-Minnesota and NSP-Wisconsin have received all required regulatory approvals to transfer functional control of their high voltage (100 kV and above) transmission systems to the Midwest ISO when the Midwest ISO is fully operational, expected later in 2002. The Midwest ISO will then control the operations of these facilities and the facilities of neighboring electric utilities.

      In October 2001, the FERC issued an order in the separate proceeding to establish the initial Midwest ISO regional transmission tariff rates, ruling that all transmission services (with limited exceptions) in the Midwest ISO region must be subject to the Midwest ISO regional tariff and administrative surcharges to prevent discrimination between wholesale transmission service users. The FERC order unilaterally modified the agreement with the Midwest ISO signed in August 2000. The FERC order is expected to increase wholesale transmission costs to NSP-Minnesota and NSP-Wisconsin by up to $8 million per year prospectively.

      TRANSLink Transmission Company LLC — In September 2001, the Xcel Energy operating companies joined a proposal with several other electric utilities in the U.S. Mid-continent region to form TRANSLink Transmission Company LLC (TRANSLink), an independent transmission company (ITC) which would own and/or operate electric high voltage transmission facilities within a FERC-approved regional transmission organization (RTO). Initially, the applicants propose that the high voltage transmission systems of NSP-Minnesota and NSP-Wisconsin be under the functional control of TRANSLink under an operating agreement between the utilities and TRANSLink, which would then be a member of the Midwest ISO RTO. The electric transmission facilities of SPS and PSCo would also be operated by TRANSLink, but would not initially be part of an RTO because no FERC-approved RTO is operational in the southwestern or western United States at this time.

      TRANSLink would pay the Xcel Energy operating companies a fee for use of their transmission systems, determined on a regulated cost of service basis, and would collect its administrative costs through transmission rate surcharges. The TRANSLink participants argue that RTO participation through the TRANSLink ITC would comply with FERC Order 2000 at a lower cost than RTO participation as vertically integrated utilities. The TRANSLink proposal is now pending FERC approval. Several state approvals would also be required to implement the proposal. Subject to receipt of required regulatory approvals, TRANSLink could be operational by year-end 2002.

      Supreme Court Decision on Appeals of FERC Order No. 888 — On March 4, 2001, the U.S. Supreme Court upheld the FERC’s rulings on Order No. 888 dealing with federal jurisdiction over retail transmission service. The court rejected appeals by nine states, lead by New York, which argued that the FERC had gone too far in asserting jurisdiction over unbundled retail transmission, and by Enron, which argued that the FERC should have asserted jurisdiction over all transmission, including bundled retail transmission service. The court ruled the FERC has broad authority over all transmission service in interstate commerce and wholesale sales in interstate commerce.

      Standards of Conduct Rulemaking — In October 2001, the FERC issued proposed rules which would substantially increase the “functional separation” requirements under existing FERC rules (Orders No. 497 and 889) between the regulated electric and natural gas transmission functions of the Xcel Energy operating companies and Viking Gas, and the wholesale electric and natural gas marketing functions of PSCo, NSP-Minnesota, NRG and e prime. The proposed rules, if adopted, would require substantially increased functional separation, causing a loss of integration efficiencies and thus higher costs. In December 2001, Xcel Energy and numerous other parties filed comments opposing the proposed rules. FERC is expected to act in the rulemaking in 2002.

      Standard Market Design Changes Planned — The FERC has initiated a rulemaking proceeding into modifications to the “wholesale market design” adopted when the FERC ordered all jurisdictional electric utilities to begin providing open access electric transmission service in 1996 with Order No. 888. The FERC is expected to adopt new standard market design rules through a notice and comment rulemaking proceeding later in 2002. The new market design rules, if adopted, are expected to materially impact future wholesale electric sales and transmission services (and perhaps revenues) for the Xcel Energy utility subsidiaries and RTOs.

     NSP-Minnesota

      Minnesota Restructuring — In 2001, the Legislature passed an energy security bill that includes provisions that are intended to streamline the siting process of new generation and transmission facilities. It also includes voluntary benchmarks for achieving renewable energy as a portion of the utility supply portfolio. There is unlikely to be any further action on restructuring in 2002. Although the Minnesota Chamber still supports restructuring, leaders have indicated a “let’s go slow” approach to restructuring given the California experience.

      North Dakota Restructuring — In 1997, the North Dakota Legislature established, by statute, an Electric Utility Competition Committee (EUC). The EUC was given six years to perform its research and submit its final report on restructuring, competition, and service territory reforms. To date, the committee has focused on the study of the state’s current tax treatment of the electric utility industry, primarily in the transmission and distribution functions. The report presented to the legislative council in early 2001 did not include recommendations to change the current tax structure. However, the legislature, without recommendation from the EUC, overhauled the application of the coal severance and coal conversion taxes primarily to improve the competitive status of North Dakota lignite for generation. During 2002, the committee continued its review and will present legislation to the legislative assembly in January 2003.

      In December 2000, the NDPSC approved Xcel Energy’s “PLUS” performance-based regulation proposal, effective January 2001 for its electric operations in the state. The plan established operating and service performance standards in the areas of system reliability, customer satisfaction, price and worker safety. The company’s performance determines the range of allowed return on equity for its North Dakota electric operations. The plan will generate refunds or surcharges when earnings fall outside of the allowed return on equity range. Impacts of the plan on 2001 business will be reported to the NDPSC in the second quarter of 2002. The PLUS Plan will remain in effect through 2005.

     NSP-Wisconsin

      Wisconsin Restructuring — The state of Wisconsin continued its incremental approach to industry restructuring by passing legislation in 2001 that reduced the wholesale gross receipts tax on the sale of electricity by 50 percent starting in 2003. This legislation eliminates the double taxation on wholesale sales from non-utility generators, and should encourage the development of merchant plants by making sales from independent power producers more competitive. Additional legislation was passed that enables regulated utilities to enter into leased generation contracts with unregulated generation affiliates. The new legislation provides utilities a new financing mechanism and option to meet their customers’ energy needs. However, while industry-restructuring changes continue in Wisconsin, the movement towards retail customer choice has slowed considerably.

      Michigan Restructuring — In June 2000, Michigan’s “Customer Choice and Electricity Reliability Act,” became law. This law required NSP-Wisconsin to provide its Michigan customers the opportunity to select an alternative electric energy supplier, beginning on Jan. 1, 2002. NSP-Wisconsin successfully implemented internal procedures, and obtained Michigan Public Service Commission (MPSC) approval for these procedures, in order to meet the Jan. 1, 2002 deadline. Key elements of the internal procedures include the development of retail open access tariffs, unbundled billing for all Michigan customers, and release of environmental and fuel disclosure information through a bill insert. Outstanding issues to be addressed by the MPSC include finalizing “anti-slamming/anti-cramming” consumer protection provisions, approving code of conduct compliance plans, and formalizing distribution reliability and performance standards. To date, none of NSP-Wisconsin’s retail electric customers have converted to a competing supplier.

     PSCo

      Colorado Restructuring — During 1998, a bill was passed in Colorado that established an advisory panel to conduct an evaluation of electric industry restructuring and customer choice. During 1999, this panel concluded that Colorado would not significantly benefit from opening its markets to retail competition. There was no legislative action with respect to restructuring in Colorado during the 2000 or 2001 legislative sessions and none is anticipated during 2002.

SPS

      New Mexico Restructuring — In March 2001, the state of New Mexico enacted legislation that delayed customer choice until 2007 and amended the Electric Utility Restructuring Act of 1999. SPS has requested recovery of its costs incurred to prepare for customer choice in New Mexico of approximately $5.1 million. A decision on this and other matters is pending before the NMPRC. SPS expects to receive regulatory recovery of these costs through a rate rider in the next New Mexico rate case filed.

      Texas Restructuring — In June 2001, the Governor of Texas signed legislation postponing the deregulation and restructuring of SPS until 2007. This legislation amended the 1999 legislation, Senate Bill No. 7 (SB-7), which provided for retail electric competition beginning January 2002. Under the newly-adopted legislation, prior PUCT orders issued in connection with the restructuring of SPS will be considered null and void. SPS’ restructuring and rate unbundling proceedings in Texas have been terminated. In addition, under the new legislation, SPS is entitled to recover all reasonable and necessary expenditures made or incurred before Sept. 1, 2001, to comply with SB-7. SPS has filed an application with the PUCT, requesting a rate rider to recover these costs incurred preparing for customer choice of approximately $20.3 million.

      For more information on restructuring in Texas and New Mexico, see Note 10 to the Financial Statements under Item 8.

      Kansas Restructuring — During the 2001 legislative session, several restructuring-related bills were introduced for consideration by the state legislature, but to date, there is no restructuring mandate in Kansas.

      Oklahoma Restructuring — The Electric Restructuring Act of 1997 was enacted in Oklahoma during 1997. This legislation directed a series of studies to define the orderly transition to consumer choice of electric energy supplier by July 1, 2002. In 2001, Senate Bill 440 was signed into law to formally delay electric restructuring until restructuring issues could be studied further and new enabling legislation could be enacted. Senate Bill 440 established the Electric Restructuring Advisory Committee and directed the committee to complete an interim report on the state’s transmission infrastructure needs by Dec. 31, 2001. The Advisory Committee submitted this report to the Governor and Legislature on Dec. 31, 2001.

Capacity and Demand

      Assuming normal weather during 2002, system peak demand and the net dependable system capacity for Xcel Energy’s electric utility subsidiaries are projected below. The electric production and transmission system of NSP-Minnesota and NSP-Wisconsin are managed as an integrated system (referred to as the NSP System). The system peak demand for each of the last three years and the forecast for 2002 are listed below.

	System Peak Demand

Operating Company	1999	2000	2001	2002 Forecast

	(in megawatts)
NSP System	7,990	7,936	8,344	7,880
PSCo	4,854	5,406	5,644	5,671
SPS	3,937	3,870	4,080	3,937

      The peak demand for the NSP System, PSCo and SPS all typically occurs in the summer. The 2001 system peak demand for the NSP System occurred on Aug. 6, 2001. The 2001 system peak demand for PSCo occurred on July 30, 2001. The 2001 system peak demand for SPS occurred on July 26, 2001.

Energy Sources

      Xcel Energy’s utility subsidiaries expect to use the following resources to meet their net dependable system capacity requirements: 1) Xcel Energy’s electric generating stations, 2) purchases from other utilities, independent power producers and power marketers, 3) demand-side management options and 4) phased expansion of existing generation at select power plants.

     Purchased Power

      Xcel Energy’s electric utility subsidiaries have contractual arrangements to purchase power from other utilities and nonregulated energy suppliers. Capacity, typically measured in kilowatts or megawatts, is the measure of the rate at which a particular generating source produces electricity. Energy, typically measured in kilowatt-hours or megawatt-hours, is a measure of the amount of electricity produced from a particular generating source over a period of time. Purchase power contracts typically provide for a charge for the capacity from a particular generating source and a charge for the associated energy actually purchased from such generating source.

      The utility subsidiaries of Xcel Energy also make short-term and non-firm purchases to replace generation from company owned units that is unavailable due to maintenance and unplanned outages, to provide each utility’s reserve obligation, to obtain energy at a lower cost than that which could be produced by other resource options, including company owned generation and/or long-term purchase power contracts, and for various other operating requirements.

     NSP System Resource Plan

      In August 2001, the MPUC approved with modifications to NSP-Minnesota’s Resource Plan for 2000 to 2015. The plan described how Xcel Energy intends to meet the energy needs of the NSP System. The plan contained conservation programs to reduce NSP System’s peak demand and conserve overall electricity use, an approximate schedule of power purchase solicitations to meet increasing demand and programs and plans to maintain the reliable operation of existing resources. In summary, the plan, which the MPUC approved:

•	forecasts 1.6 percent annual growth in the NSP System’s energy and peak demand requirements;

•	outlines NSP System’s demand side management and conservation programs;

•	shows new capacity needs of up to 600 megawatts by 2005 and 4,200 megawatts by 2015;

•	describes how NSP-Minnesota will achieve the mandated renewable energy sources of 425 megawatts of wind and 125 megawatts of biomass by 2002, which have now been met; and

•	updates the status of spent nuclear fuel at the Prairie Island plant and describes how it can continue to operate through the end of its license given different alternatives for storing spent nuclear fuel.

      The resource plan proposes to satisfy the NSP System resource needs through the following energy source options:

•	continued use of existing generation facilities, including the repowering of Black Dog Units 1 and 2;

•	demand reduction of an additional 1,174 megawatts by 2015 through conservation and load management;

•	acquisition of competitively priced resources through competitive bidding;

•	seek offers to replace Prairie Island through competitive bidding where the offers must have a cancellation option if Xcel Energy resolves Prairie Island’s waste storage issues.

     PSCo Resource Plan

      PSCo estimates it will purchase approximately 28 percent of its total electric system energy input for 2002. Approximately 45 percent of the total system capacity for the summer 2002 system peak demand for PSCo will be provided by purchased power.

      To meet the demand and energy needs of the rapidly growing economy in Colorado, PSCo completed a solicitation process that will add approximately 1,800 megawatts of resources to its system over the 2002 - 2005 time period.

     Purchased Transmission Services

      Xcel Energy’s electric utility subsidiaries have contractual arrangements with regional transmission service providers to deliver power and energy to the subsidiaries’ native load customers (retail and wholesale load obligations with terms of more than one year). Point-to-point transmission services typically include a charge for the specific amount of transmission capacity being reserved, although some agreements may base charges on the amount of metered energy delivered. Network transmission services include a charge for the metered demand at the delivery point at the time of the provider’s monthly transmission system peak, usually calculated as a 12-month rolling average.

Fuel Supply and Costs

      The following tables present the delivered cost per million British thermal unit (MMBtu) of each significant category of fuel consumed for electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels during such years.

	Coal*		Nuclear
					Average
NSP System generating plants:	Cost	Percent	Cost	Percent	Fuel Cost

2001	$0.96	62%	$0.47	35%	$0.86
2000	1.11	60%	0.45	36%	0.91
1999	1.10	58%	0.48	38%	0.88

*	Includes refuse-derived fuel and wood

	Coal		Gas
					Average
PSCo generating plants:	Cost	Percent	Cost	Percent	Fuel Cost

2001	$0.86	84%	$4.27	16%	$1.41
2000	0.91	87%	3.97	13%	1.30
1999	0.90	92%	2.52	8%	1.04

	Coal		Gas
					Average
SPS generating plants:	Cost	Percent	Cost	Percent	Fuel Cost

2001	$1.40	69%	$4.35	31%	$2.31
2000	1.45	70%	4.23	30%	2.28
1999	1.41	70%	2.38	30%	1.70

     NSP-Minnesota and NSP-Wisconsin

      NSP-Minnesota and NSP-Wisconsin normally maintain between 30 and 45 days of coal inventory at each plant site. Estimated coal requirements at NSP-Minnesota’s major coal-fired generating plants are approximately 12 million tons per year. NSP-Minnesota and NSP-Wisconsin have long-term contracts providing for the delivery of up to 100 percent of 2002 coal requirements and up to 85 percent of their 2003 requirements. Coal delivery may be subject to short-term interruptions or reductions due to transportation problems, weather and availability of equipment.

      NSP-Minnesota and NSP-Wisconsin expect that all of the coal they burn in 2002 will have a sulfur content of less than 1 percent. NSP-Minnesota and NSP-Wisconsin have contracts for a maximum of 22 million tons of low-sulfur coal for the next two years. The contracts are with two Montana coal suppliers and three Wyoming suppliers with expiration dates ranging between 2002 and 2005. NSP-Minnesota and NSP-Wisconsin could purchase approximately 7 percent of their coal requirements in the spot market in 2002 and 35 percent of coal requirements in 2003 if spot prices are more favorable than contracted prices.

      NSP-Minnesota and NSP-Wisconsin’s current fuel oil inventory is adequate and they have access to additional spot purchase supplies to meet anticipated 2002 requirements. Additional oil may be obtained through spot purchases.

      To operate NSP-Minnesota’s nuclear generating plants, NSP-Minnesota secures contracts for uranium concentrates, uranium conversion, uranium enrichment and fuel fabrication. The contract strategy involves a portfolio of spot purchases and medium- and long-term contracts for uranium, conversion and enrichment. Current contracts are flexible and cover 85 percent of uranium, conversion and enrichment requirements through the year 2005. These contracts expire at varying times between 2002 and 2006. The overlapping nature of contract commitments will allow NSP-Minnesota to maintain 50 percent to 100 percent coverage beyond 2002. NSP-Minnesota expects sufficient uranium, conversion and enrichment to be available for the total fuel requirements of its nuclear generating plants. Fuel fabrication is 100 percent committed through 2004 and 30 percent committed through 2010.

     PSCo

      PSCo’s primary fuel for its steam electric generating stations is low-sulfur western coal. PSCo’s coal requirements are purchased primarily under long-term contracts with suppliers operating in Colorado and Wyoming. During 2001, PSCo’s coal requirements for existing plants were approximately 10.5 million tons, a substantial portion of which was supplied pursuant to long-term supply contracts. Coal supply inventories at Dec. 31, 2001, were approximately 36 days usage, based on the average burn rate for all of PSCo’s coal-fired plants.

      PSCo operates the Hayden Station, and has partial ownership in the Craig Station, in Colorado. All of Hayden Station’s generating requirements are supplied under a long-term agreement. Approximately 75 percent of PSCo’s Craig Station coal requirements are supplied under two long-term agreements. Any remaining Craig Station requirements for PSCo are supplied via spot coal purchases.

      PSCo has secured more than 75 percent of Cameo Station’s coal requirements for 2002. Any remaining requirements may be purchased from this contract or the spot market. PSCo has contracted for coal supplies to supply approximately 95 percent of the Cherokee and Valmont Stations’ projected requirements in 2002.

      PSCo has long-term coal supply agreements for the Pawnee and Comanche Stations’ projected requirements. Under the long-term agreements, the supplier has dedicated specific coal reserves at the contractually defined mines to meet the contract quantity obligations. In addition, PSCo has a coal supply agreement to supply approximately 75 percent of Arapahoe Station’s projected requirements for 2002. Any remaining Arapahoe Station requirements will be procured via spot purchases.

      PSCo uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers. Natural gas supplies for PSCo’s power plants are procured under short and intermediate-term contracts to provide an adequate supply of fuel.

     SPS

      SPS purchases all of its coal requirements for Harrington and Tolk electric generating stations from TUCO Inc., in the form of crushed, ready-to burn coal delivered to SPS’ plant bunkers. For the Harrington station the coal supply contract expires in 2016 and the coal-handling agreement expires in 2004. For the Tolk station, the coal supply contract expires in 2017 and the coal-handling agreement expires in 2005. At Dec. 31, 2001, coal inventories at the Harrington and Tolk sites were approximately 41 and 49 days supply, respectively. TUCO has a long-term coal supply agreement to supply approximately 98 percent of Harrington’s projected requirements in 2002. TUCO has long term contracts for supply of coal in sufficient quantities to meet the primary needs of the Tolk station.

      SPS has a number of short and intermediate contracts with natural gas suppliers operating in gas fields with long life expectancies in or near its service area. SPS also utilizes firm and interruptible transportation to minimize fuel costs during volatile market conditions and to provide reliability of supply. SPS maintains sufficient gas supplies under short and intermediate-term contracts to meet all power plant requirements; however, due to flexible contract terms, approximately 57 percent of SPS’ gas requirements during 2001 were purchased under spot agreements.

Trading Operations

      Xcel Energy’s utility subsidiaries conduct various trading operations including the purchase and sale of electric capacity and energy. The utility subsidiaries use these trading operations to capture arbitrage opportunities created by regional pricing differentials, supply and demand imbalances, and changes in fuel prices. Participation in short-term wholesale energy markets also provides market intelligence and information that supports the energy management of each utility subsidiary. Xcel Energy reduces commodity price and credit risks by using physical and financial instruments, to minimize commodity price and credit risk and hedge supplies and purchases. Optimizing the utility subsidiaries’ physical assets by engaging in short-term sales and purchase commitments results in lowering the cost of supply for our native customers and the capturing of additional margins from non-traditional customers.

Nuclear Power Operations and Waste Disposal

      NSP-Minnesota owns two nuclear generating plants: the Monticello plant and the Prairie Island plant. Monticello began operation in 1971 and is licensed to operate until 2010. Prairie Island units 1 and 2 began operation in 1973 and 1974 and are licensed to operate until 2013 and 2014, respectively.

      Nuclear power plant operation produces gaseous, liquid and solid radioactive wastes. The discharge and handling of such wastes are controlled by federal regulation. High-level radioactive waste includes used nuclear fuel. Low-level radioactive waste consists primarily of demineralizer resins, paper, protective clothing, rags, tools and equipment that has become contaminated through use in the plant.

      Federal law places responsibility on each state for disposal of its low-level radioactive waste. Low-level radioactive waste from NSP-Minnesota’s Monticello and Prairie Island nuclear plants is currently disposed of at the Barnwell facility, located in South Carolina (all classes of low-level waste), and the Clive facility, located in Utah (class A low-level waste only). Chem Nuclear is the owner and operator of the Barnwell facility, which has been given authorization by South Carolina to accept low-level radioactive waste from out of state. Envirocare, Inc. operates the Clive facility. NSP-Minnesota and Barnwell currently operate under an annual contract, while NSP-Minnesota uses the Envirocare facility through various low-level waste proces-

sors. NSP-Minnesota has low-level storage capacity available on-site at Prairie Island and Monticello that would allow both plants to continue to operate until the end of their licensed life, if off-site low-level disposal facilities were not available to NSP-Minnesota.

      The federal government has the responsibility to dispose of, or permanently store, domestic spent nuclear fuel and other high-level radioactive wastes. The Nuclear Waste Policy Act requires the Department of Energy (DOE) to implement a program for nuclear waste management. This includes the siting, licensing, construction and operation of a repository for domestically produced spent nuclear fuel from civilian nuclear power reactors and other high-level radioactive wastes at a permanent storage or disposal facility by 1998. None of NSP-Minnesota’s spent nuclear fuel has yet been accepted by the DOE for disposal. See Item 3 — Legal Proceedings and Note 14 to the Financial Statements under Item 8 for further discussion of this matter.

      NSP-Minnesota has on-site storage for spent nuclear fuel at its Monticello and Prairie Island nuclear plants. NSP-Minnesota has expanded the used nuclear fuel storage facilities at its Monticello plant by replacement of the racks in the storage pool and by shipping 1,058 used fuel assemblies to a General Electric storage facility. The Monticello plant is expected to have sufficient pool storage capacity to the end of its current operating license in 2010.

      The Prairie Island spent fuel pool has undergone two storage rack replacements. The on-site storage pool for spent nuclear fuel at Prairie Island was nearly filled and adequate space was no longer available. In 1994, a Minnesota law was enacted authorizing NSP-Minnesota to install 17 spent fuel casks for storage of spent nuclear fuel at Prairie Island. NSP-Minnesota has determined 17 casks will allow facility operation until 2007. As of Dec. 31, 2001, 14 storage casks were loaded and stored on the Prairie Island nuclear generating plant site. The Minnesota Legislature established several energy resource requirements and other commitments for NSP-Minnesota to obtain the Prairie Island temporary nuclear fuel storage facility approval. NSP-Minnesota has implemented programs to meet the legislative commitments.

      NSP-Minnesota is part of a consortium of private parties working to establish a private facility for interim storage of spent nuclear fuel. In 1997, Private Fuel Storage LLC (PFS) filed a license application with the Nuclear Regulatory Commission (NRC) for a national temporary storage site for spent nuclear fuel. The PFS will undertake the development, licensing, construction and operation of a storage facility on the Skull Valley Indian Reservation in Utah. The NRC license review process consists of formal evidentiary hearings and opportunity for public input. Storage cask certification efforts are continuing, with one cask vendor on track to meet the project goals. The interim used fuel storage facility could be operational and able to accept the first shipment of spent nuclear fuel by 2004. However, due to uncertainty regarding regulatory and governmental approvals, it is possible that this interim storage may be delayed or not available at all.

      In February 2001, NSP-Minnesota signed a contract with Steam Generating Team Ltd. to perform engineering and construction services for the installation of replacement generators at the Prairie Island nuclear power plant. NSP-Minnesota is evaluating the economics of replacing two 28-year-old steam generators on unit 1 at the plant. NSP-Minnesota is taking steps to preserve the replacement option for as early as 2004. The total cost of replacing the steam generators is estimated to be approximately $132 million.

      The NRC has issued a number of regulations, bulletins and orders that require analyses, modification and additional equipment at commercial nuclear power plants. The NRC is engaged in various ongoing studies and rulemaking activities that may impose additional requirements upon commercial nuclear power plants. Management is unable to predict any new requirements or their impact on NSP-Minnesota’s facilities and operations.

     Nuclear Management Company (NMC)

      During 1999, NSP-Minnesota, Wisconsin Electric Power Co., Wisconsin Public Service Corp. and Alliant Energy established the NMC. Consumers Power joined the NMC during 2000, and transferred operating authority for the Palisades nuclear plant to the NMC in 2001. The five affiliated companies own eight nuclear units on six sites, with total generation capacity exceeding 4,500 megawatts. Xcel Energy is currently a 20 percent owner of the NMC.

      The NRC has approved requests by NMC’s affiliated utilities to transfer operating authority for their nuclear plants to the NMC, formally establishing the NMC as an operating company. The NMC manages the operations and maintenance at the plants, and is responsible for physical security. The NMC responsibilities also include oversight of on-site dry storage facilities for used nuclear fuel at the Prairie Island nuclear plant. Utility plant owners, including Xcel Energy, continue to own the plants, control all energy produced by the plants and retain responsibility for nuclear liability insurance and decommissioning costs. Existing personnel continue to provide day-to-day plant operations, with the additional benefit of sharing ideas and operating experience from all NMC-operated plants for improved safety, reliability and operational performance.

      For further discussion of nuclear issues, see Note 13 and Note 14 to the Financial Statements under Item 8.

Electric Operating Statistics (NSP-Minnesota)

	Year Ended December 31,

	2001	2000	1999

Electric sales (Millions of Kwh):
Residential	9,236	8,995	8,642
Commercial and industrial	23,697	23,535	22,718
Public authorities and other	282	280	285

Total retail	33,215	32,810	31,645
Sales for resale	6,100	6,764	6,252

Total energy sold	39,315	39,574	37,897

Number of customers at end of period:
Residential	1,151,235	1,137,649	1,115,974
Commercial and industrial	137,267	134,216	140,143
Public authorities and other	5,577	5,408	5,330

Total retail	1,294,079	1,277,273	1,261,447
Wholesale	81	80	72

Total customers	1,294,160	1,277,353	1,261,519

Electric revenues (Thousands of dollars):
Residential	$735,683	$705,502	$682,783
Commercial and industrial	1,288,679	1,245,267	1,212,945
Public authorities and other	32,759	27,218	27,268
Regulatory accrual adjustment	15,480	—	(71,348)

Total retail	2,072,601	1,977,987	1,851,648
Wholesale	163,147	179,770	152,442
Other electric revenues	334,020	254,126	263,123

Total electric revenues	$2,569,768	$2,411,883	$2,267,213

Kwh sales per retail customer	25,667	25,688	25,087
Revenue per retail customer	$1,601.60	$1,548.60	$1,467.88
Residential revenue per Kwh	7.97¢	7.84¢	7.90¢
Commercial and industrial revenue per Kwh	5.44¢	5.29¢	5.34¢
Wholesale revenue per Kwh	2.67¢	2.66¢	2.44¢

Electric Operating Statistics (NSP-Wisconsin)

	Year Ended December 31,

	2001	2000	1999

Electric sales (Millions of Kwh):
Residential	1,780	1,774	1,731
Commercial and industrial	3,755	3,786	3,663
Public authorities and other	39	40	40

Total retail	5,574	5,600	5,434
Sales for resale	527	473	471

Total energy sold	6,101	6,073	5,905

Number of customers at end of period:
Residential	193,842	191,287	190,926
Commercial and industrial	33,627	33,075	31,246
Public authorities and other	1,092	1,047	1,019

Total retail	228,561	225,409	223,191
Wholesale	10	10	10

Total customers	228,571	225,419	223,201

Electric revenues (Thousands of dollars):
Residential	$135,351	$131,201	$126,744
Commercial and industrial	202,699	195,298	186,504
Public authorities and other	4,576	4,450	4,400

Total retail	342,626	330,949	317,648
Wholesale	18,706	16,936	17,292
Sales to NSP-Minnesota	85,895	73,425	74,214
Other electric revenues	3,668	3,167	2,378

Total electric revenues	$450,895	$424,477	$411,532

Kwh sales per retail customer	24,387	24,843	24,463
Revenue per retail customer	$1,499.06	$1,468.22	$1,423.21
Residential revenue per Kwh	7.60¢	7.40¢	7.32¢
Commercial and industrial revenue per Kwh	5.40¢	5.16¢	5.09¢
Wholesale revenue per Kwh	3.55¢	3.58¢	3.67¢

Electric Operating Statistics (PSCo)

	Year Ended December 31,

	2001	2000	1999

Electric sales (Millions of Kwh)(1):
Residential	7,673	7,647	6,997
Commercial and industrial	17,223	17,033	16,127
Public authorities and other	229	252	233

Total retail	25,125	24,932	23,357
Sales for resale	11,110	9,148	5,413

Total energy sold	36,235	34,080	28,770

Number of customers at end of period:
Residential	1,040,029	1,019,961	994,318
Commercial and industrial	136,671	133,947	130,972
Public authorities and other	88,083	86,364	84,675

Total retail	1,264,783	1,240,272	1,209,965
Wholesale	159	96	54

Total customers	1,264,942	1,240,368	1,210,019

Electric revenues (Thousands of dollars)(1):
Residential	$571,308	$558,153	$527,396
Commercial and industrial	854,397	844,511	812,425
Public authorities and other	32,169	32,185	30,862

Total retail	1,457,874	1,434,849	1,370,683
Wholesale	896,805	577,226	175,688
Other electric revenues	(12,495)	2,479	12,004

Total electric utility revenues	$2,342,184	$2,014,554	$1,558,375

Kwh sales per retail customer	19,865	20,102	19,304
Revenue per retail customer	$1,152.67	$1,156.88	$1,132.83
Residential revenue per Kwh	7.45¢	7.30¢	7.54¢
Commercial and industrial revenue per Kwh	4.96¢	4.96¢	5.04¢
Wholesale revenue per Kwh	8.07¢	6.31¢	3.25¢

(1)	Comparison of electric sales and revenues by customer class for the periods presented are impacted by a change in presentation from billing cycle to calendar cycle.

Electric Operating Statistics (SPS)

	Year Ended December 31,

	2001	2000	1999

Electric sales (Millions of Kwh)(2):
Residential	3,212	3,467	3,104
Commercial and industrial	12,404	12,383	11,177
Public authorities and other	549	608	549

Total retail	16,165	16,458	14,830
Sales for resale	8,367	9,898	8,864

Total energy sold	24,532	26,356	23,694

Number of customers at end of period(2):
Residential	306,622	311,660	308,162
Commercial and industrial	74,761	74,343	71,577
Public authorities and other	5,786	5,705	4,834

Total retail	387,169	391,708	384,573
Wholesale	55	34	53

Total customers	387,224	391,742	384,626

Electric revenues (Thousands of dollars)(2):
Residential	$236,931	$198,123	$176,249
Commercial and industrial	595,788	458,719	418,856
Public authorities and other	21,318	30,275	28,392

Total retail	854,037	687,117	623,497
Wholesale	439,817	393,502	274,873
Other electric revenues(1)	91,604	(1,039)	27,567

Total electric revenues	$1,385,458	$1,079,580	$925,937

Kwh sales per retail customer	41,752	42,013	38,565
Revenue per retail customer	$2,205.85	$1,754.16	$1,621.27
Residential revenue per Kwh	7.38¢	5.72¢	5.68¢
Commercial and industrial revenue per Kwh	4.80¢	3.70¢	3.75¢
Wholesale revenue per Kwh	5.26¢	3.98¢	3.10¢

(1)	Other electric revenues is negative in 2000 primarily due to increased provision for rate refunds.

(2)	Comparison of energy sales, customers and electric revenues by customer class for the periods presented are impacted by: 1) a change in criteria for counting customers resulting from SPS’ implementation of a new customer information system during 1999, and 2) a change in presentation from billing cycle to calendar cycle.

GAS UTILITY OPERATIONS

Competition and Industry Restructuring

      In the early 1990’s, the FERC issued Order No. 636, which mandated the unbundling of interstate natural gas pipeline services — sales, transportation, storage and ancillary services. The implementation of Order No. 636 has resulted in additional competitive pressure on all local distribution companies (LDC) to keep gas supply and transmission prices for their large customers competitive. Customers have greater ability to buy gas directly from suppliers and arrange their own pipeline and LDC transportation service. Changes in regulatory policies and market forces have shifted the industry from traditional bundled gas sales service to an unbundled transportation and market based commodity service.

      The natural gas delivery or transportation business has remained competitive as industrial and large commercial customers have the ability to bypass the local gas utility through the construction of interconnections directly with, and the purchase of gas directly from, interstate pipelines, thereby avoiding the delivery charges added by the local gas utility.

      As LDC’s NSP-Minnesota, NSP-Wisconsin and PSCo provide unbundled transportation service to large customers. Transportation service does not have an adverse effect on earnings because the sales and transportation rates have been designed to make them economically indifferent to whether gas has been sold and transported or merely transported. However, some transportation customers may have greater opportunities or incentives to physically bypass the LDC’s distribution system.

      PSCo has participated fully in state regulatory and legislative efforts to develop a framework for extending unbundling down to the residential and small commercial level. PSCo supported a gas unbundling bill, passed by the Colorado Legislature in 1999 that provides the CPUC the authority and responsibility to approve voluntary unbundling plans submitted by Colorado gas utilities in the future. PSCo has not filed a plan to further unbundle its gas service to all residential and commercial customers and continues to evaluate its business opportunities for doing so.

Capability and Demand

NSP-Minnesota and NSP-Wisconsin

      Xcel Energy categorizes its gas supply requirements as firm or interruptible (customers with an alternate energy supply). The maximum daily sendout (firm and interruptible) for the combined system of NSP-Minnesota and NSP-Wisconsin was 722,992 MMBtu for 2001, which occurred on Feb. 1, 2001.

      NSP-Minnesota and NSP-Wisconsin purchase gas from independent suppliers. The gas is delivered under gas transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of approximately 640,000 MMBtu/day. In addition, NSP-Minnesota and NSP-Wisconsin have contracted with providers of underground natural gas storage services. Using storage reduces the need for firm pipeline capacity. These storage agreements provide storage for approximately 15 percent of annual and 23 percent of peak daily, firm requirements of NSP-Minnesota and NSP-Wisconsin.

      NSP-Minnesota and NSP-Wisconsin also own and operate two liquified natural gas (LNG) plants with a storage capacity of 2.5 Billion cubic feet (Bcf) equivalent and four propane-air plants with a storage capacity of 1.4 Bcf equivalent to help meet its peak requirements. These peak-shaving facilities have production capacity equivalent to 246,000 MMBtu of natural gas per day, or approximately 32 percent of peak day firm requirements. LNG and propane-air plants provide a cost-effective alternative to annual fixed pipeline transportation charges to meet the peaks caused by firm space heating demand on extremely cold winter days and can be used to minimize daily imbalance fees on interstate pipelines.

      Gas utilities in Minnesota are required to file for a change in gas supply contract levels to meet peak demand, to redistribute demand costs among classes, or exchange one form of demand for another. In October 2001, the MPUC approved NSP’s 2000-2001 entitlement levels, which allow NSP-Minnesota to recover the demand entitlement costs associated with the increase in transportation and storage levels in its monthly PGA. NSP-Minnesota’s filing for approval of its 2001-2002 entitlement levels is pending MPUC action.

PSCo

      PSCo projects peak day gas supply requirements for firm sales and backup transportation (transportation customers contracting for firm supply backup) to be approximately 1,690,000 MMBtu. In addition, firm transportation customers hold 389,010 MMBtu of capacity without supply backup. Total firm delivery obligations for PSCo is 2,079,560 MMBtu per day. The maximum daily delivery for 2001 (firm and interruptible services) was 1,627,750 MMBtu on Feb. 8, 2001.

      PSCo purchases gas from independent suppliers. The gas supplies are delivered to the respective delivery systems through a combination of transportation agreements with interstate pipelines and deliveries by suppliers directly to each company. These agreements provide for firm deliverable pipeline capacity of approximately 1,220,000 MMBtu/day, which includes 797,000 MMBtu of supplies held under third-party underground storage agreements. In addition, PSCo operates three company-owned underground storage facilities, which provide about 148,000 MMBtu of gas supplies on a peak day. The balance of the quantities required to meet firm peak day sales obligations are primarily purchased at the companies’ city gate meter stations and a small amount received directly from wellhead sources.

      PSCo has received approval to close one if its three storage facilities, Leyden Storage Field. The field’s 110,000 MMBtu peak day capacity was replaced with additional third-party storage and transportation capacity.

      PSCo is required by CPUC regulations to file a gas purchase plan by June of each year projecting and describing the quantities of gas supplies, upstream services and the costs of those supplies and services for the period beginning July 1 through June 30 of the following year. PSCo is also required to file a gas purchase report by October of each year reporting actual quantities and costs incurred for gas supplies and upstream services for the 12-month period ending the previous June 30.

Gas Supply and Costs

      Xcel Energy’s gas utilities actively seek gas supply, transportation and storage alternatives to yield a diversified portfolio that provides increased flexibility, decreased interruption and financial risk, and economical rates. This diversification involves numerous domestic and Canadian supply sources, with varied contract lengths.

      The following table summarizes the average cost per MMBtu of gas purchased for resale by Xcel Energy’s regulated retail gas distribution business.

	NSP-Minnesota	NSP-Wisconsin	PSCo

2001	$5.83	$5.11	$4.99
2000	$4.56	$4.71	$4.48
1999	$2.97	$3.32	$2.85

      The cost of gas supply, transportation service and storage service is recovered through various cost recovery adjustment mechanisms.

NSP-Minnesota and NSP-Wisconsin

      NSP-Minnesota and NSP-Wisconsin have firm gas transportation contracts with several pipelines, which expire in various years from 2002 through 2014. Approximately 80 percent of NSP-Minnesota and NSP-Wisconsin’s retail gas customers are served from the Northern Natural pipeline system.

      NSP-Minnesota and NSP-Wisconsin have certain gas supply and transportation agreements that include obligations for the purchase and/or delivery of specified volumes of gas or to make payments in lieu of delivery. At Dec. 31, 2001, NSP-Minnesota and NSP-Wisconsin were committed to approximately $173.8 million in such obligations under these contracts, which expire in various years from 2002 through 2014. NSP-Minnesota and NSP-Wisconsin have negotiated market out clauses in their new supply agreements, which reduce purchase obligations if NSP-Minnesota and NSP-Wisconsin no longer provide merchant gas service.

      In addition to fixed transportation charge obligations, NSP-Minnesota and NSP-Wisconsin have entered into firm gas supply agreements that provide for the payment of monthly or annual reservation charges irrespective of the volume of gas purchased. The total annual obligation is approximately $12 million. These agreements allow NSP-Minnesota and NSP-Wisconsin to purchase natural gas at a high load factor at rates below the prevailing market price, reducing the total cost per MMBtu.

      NSP-Minnesota and NSP-Wisconsin purchase firm gas supply from approximately 30 domestic and Canadian suppliers under contracts with durations of one year to 10 years. NSP-Minnesota and NSP-Wisconsin purchase no more than 20 percent of their total daily supply from any single supplier. This diversity of suppliers and contract lengths allows NSP-Minnesota and NSP-Wisconsin to maintain competition from suppliers and minimize supply costs.

PSCo

      PSCo has certain gas supply and transportation agreements that include obligations for the purchase and/or delivery of specified volumes of gas or to make payments in lieu of delivery. At Dec. 31, 2001, PSCo was committed to approximately $1.0 billion in such obligations under these contracts, which expire in various years from 2002 through 2025.

      PSCo has attempted to maintain low-cost, reliable natural gas supplies by optimizing a balance of long-term and short-term gas purchases, firm transportation and gas storage contracts. PSCo also utilizes a mixture of fixed-price purchases and index-related purchases to provide a less volatile, yet market sensitive, price to its customers. During 2001, PSCo purchased natural gas from approximately 47 suppliers.

Gas Operating Statistics (NSP-Minnesota)

	Year Ended December 31,

	2001	2000	1999

Gas deliveries (Thousands of Dth):
Residential	36,880	38,461	34,478
Commercial and industrial	38,346	41,257	39,441
Other	2,058	1,225	1,691

Total retail	77,284	80,943	75,610
Transportation and other	11,204	9,510	12,463

Total deliveries	88,488	90,453	88,073

Number of customers at end of period:
Residential	384,965	371,894	368,468
Commercial and industrial	36,311	35,381	40,383

Total retail	421,276	407,275	408,851
Transportation and other	74	51	51

Total customers	421,350	407,326	408,902

Gas Revenues (Thousands of dollars):
Residential	$323,611	$285,868	$196,190
Commercial and industrial	258,803	227,414	150,570
Other	166	1,569	1,495

Total retail	582,580	514,851	348,255
Transportation and other	42,926	21,849	17,580

Total gas revenues	$625,506	$536,700	$365,835

Dth sales per retail customer	183.45	198.74	184.93
Revenue per retail customer	$1,382.89	$1,264.14	$851.79
Residential revenue per Dth	$8.77	$7.43	$5.69
Commercial and industrial revenue per Dth	$6.75	$5.51	$3.82
Transportation and other revenue per Dth	$3.83	$2.30	$1.41

Gas Operating Statistics (NSP-Wisconsin)

	Year Ended December 31,

	2001	2000	1999

Gas deliveries (Thousands of Dth):
Residential	5,554	6,281	5,744
Commercial and industrial	11,479	11,544	10,678
Other	1,415	868	1,263

Total retail	18,448	18,693	17,685
Transportation and other	1,399	1,353	1,310

Total deliveries	19,847	20,046	18,995

Number of customers at end of period:
Residential	79,027	75,449	75,224
Commercial and industrial	11,002	10,626	10,503

Total retail	90,029	86,075	85,727
Transportation and other	5	—	12

Total customers	90,034	86,075	85,739

Gas revenues (Thousands of dollars):
Residential	$51,049	$49,156	$37,732
Commercial and industrial	69,084	58,249	41,562
Other	2,102	1,946	2,891

Total retail	122,235	109,351	82,185
Transportation and other	818	672	190

Total gas revenues	$123,053	$110,023	$82,375

Dth sales per retail customer	204.91	217.17	206.29
Revenue per retail customer	$1,357.73	$1,270.42	$958.68
Residential revenue per Dth	$9.19	$7.83	$6.57
Commercial and industrial revenue per Dth	$6.02	$5.05	$3.89
Transportation and other revenue per Dth	$0.58	$0.50	$0.15

Gas Operating Statistics (PSCo)

	Year Ended December 31,

	2001	2000	1999

Gas deliveries (Thousands of Dth):
Residential	91,389	90,270	82,594
Commercial and industrial	45,036	41,165	38,419

Total retail	136,425	131,435	121,013
Transportation and other	122,513	117,992	89,286

Total deliveries	258,938	249,427	210,299

Number of customers at end of period:
Residential	1,032,529	1,001,951	966,515
Commercial and industrial	95,879	94,516	92,515

Total retail	1,128,408	1,096,467	1,059,030
Transportation and other	2,967	3,173	3,083

Total customers	1,131,375	1,099,640	1,062,113

Gas revenues (Thousands of dollars):
Residential	$832,320	$526,409	$442,578
Commercial and industrial	366,048	208,589	174,671

Total retail	1,198,368	734,998	617,249
Transportation and other	53,173	52,112	40,573

Total gas revenues	$1,251,541	$787,110	$657,822

Dth sales per retail customer	120.90	119.87	114.27
Revenue per retail customer	$1,060.20	$670.33	$582.84
Residential revenue per Dth	$9.11	$5.83	$5.36
Commercial and industrial revenue per Dth	$8.13	$5.07	$4.55
Transportation and other revenue per Dth	$0.43	$0.44	$0.45

ENVIRONMENTAL MATTERS

      Certain of Xcel Energy’s subsidiary facilities are regulated by federal and state environmental agencies. These agencies have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various company activities require registrations, permits, licenses, inspections and approvals from these agencies. Xcel Energy’s utility subsidiaries have received all necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Company facilities have been designed and constructed to operate in compliance with applicable environmental standards.

      Xcel Energy and its subsidiaries strive to comply with all environmental regulations applicable to their operations. However, it is not possible at this time to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, generally, what effect future laws or regulations may have upon their operations. For more information on Environmental Contingencies, see Note 13 to the Financial Statements under Item 8.

EMPLOYEES

      The number of Xcel Energy utility subsidiary employees at Dec. 31, 2001 is presented in the following table. Of the employees listed in the table, 5,284, or 49 percent, are covered under collective bargaining agreements. Xcel Energy Services Inc. employees provide service to Xcel Energy’s utility subsidiaries.

NSP-Minnesota	3,253
NSP-Wisconsin	596
PSCo	2,750
SPS	1,124
Xcel Energy Services Inc.	2,977

Item 2.     Properties

      Virtually all of the utility plant of NSP-Minnesota, NSP-Wisconsin, and PSCo is subject to the lien of their first mortgage bond indentures.

      Electric utility generating stations:

NSP-Minnesota

			Summer 2002
			Net Dependable
Station and Unit	Fuel	Installed	Capability (Mw)

Sherburne
Unit 1	Coal	1976	706
Unit 2	Coal	1977	689
Unit 3(a)	Coal	1987	507
Prairie Island
Unit 1	Nuclear	1973	522
Unit 2	Nuclear	1974	522
Monticello	Nuclear	1971	579
King	Coal	1968	529
Black Dog
2 Units	Coal/Natural Gas	1955 - 1960	278
High Bridge
2 Units	Coal	1956 - 1959	267
Riverside
2 Units	Coal	1964 - 1987	374
Other	Various	Various	1,008

Total			5,981

(a)	NSP-Minnesota’s 59 percent of Sherco unit 3’s total capability

NSP-Wisconsin

			Summer 2002
			Net Dependable
Station and Unit	Fuel	Installed	Capability (Mw)

Combustion Turbine:
Flambeau Station	Natural Gas/Oil	1969	12
Wheaton
6 Units	Natural Gas/Oil	1973	345
French Island
2 Units	Oil	1974	141
Steam:
Bay Front
3 Units	Coal/Wood/Natural Gas	1945 - 1960	76
French Island
2 Units	Wood/RDF	1940 - 1948	27
Hydro:
19 Plants		Various	248

Total			849

RDF is refuse derived fuel, made from municipal solid waste

PSCo

			Summer 2002
			Net Dependable
Station and Unit	Fuel	Installed	Capability (Mw)

Steam:
Arapahoe
4 Units	Coal	1950 - 1955	246
Cameo
2 Units	Coal	1957 - 1960	73
Cherokee
4 Units	Coal	1957 - 1968	717
Comanche
2 Units	Coal	1973 - 1975	660
Craig
2 Units	Coal	1979 - 1980	83 (a)
Hayden
2 Units	Coal	1965 - 1976	237 (b)
Pawnee	Coal	1981	505
Valmont	Coal	1964	186
Zuni
2 Units	Natural Gas/Oil	1948 - 1954	107
Combustion Turbines:
Fort St. Vrain
4 Units	Natural Gas	1972 - 2001	690
Various Locations
6 Units	Natural Gas	Various	171
Hydro:
Various Locations
14 Units		Various	32
Cabin Creek		1967	210
Pumped Storage
Wind:
Ponnequin		1999 - 2001	—
Diesel Generators:
Cherokee
2 Units		1967	6

Total			3,923

(a)	Based on PSCo ownership interest of 9.72 percent.

(b)	Based on PSCo ownership interest of 75.5 percent of unit 1 and 37.4 percent of unit 2.

SPS

			Summer 2002
			Net Dependable
Station and Unit	Fuel	Installed	Capability (Mw)

Steam:
Harrington
3 Units	Coal	1976 - 1980	1,066
Tolk
2 Units	Coal	1982 - 1985	1,080
Jones
2 Units	Natural Gas	1971 - 1974	486
Plant X
4 Units	Natural Gas	1952 - 1964	442
Nichols
3 Units	Natural Gas	1960 - 1968	457
Cunningham
2 Units	Natural Gas	1957 - 1965	267
Maddox	Natural Gas	1983	118
CZ-2	Purchased Steam	1979	26
Moore County	Natural Gas	1954	48
Gas Turbine:
Carlsbad	Natural Gas	1977	13
CZ-1	Hot Nitrogen	1965	13
Maddox	Natural Gas	1983	65
Riverview	Natural Gas	1973	23
Cunningham	Natural Gas	1998	220
Diesel:
Tucumcari
6 Units		1941-1968	—

Total			4,324

      Electric utility overhead and underground transmission and distribution lines at Dec. 31, 2001:

Structure Miles	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS

500 kilovolt (kv)	265	—	—	—
345 kv	751	166	112	539
230 kv	288	—	1,999	1,580
161 kv	59	343	—	—
138 kv	—	—	65	—
115 kv	1,336	449	1,025	2,440
Less than 115 kv	25,553	11,166	22,032	18,041

      Electric utility transmission and distribution substations at Dec. 31, 2001:

Quantity	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS

	353	212	229	320

      Gas utility mains at Dec. 31, 2001:

Miles	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS

Transmission	116	—	2,276	—
Distribution	8,451	1,876	17,398	—

Item 3.  Legal Proceedings

      In the normal course of business, various lawsuits and claims have arisen against the utility subsidiaries of Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

     NSP-Minnesota

      Department of Energy Complaint — On June 8, 1998, NSP-Minnesota filed a complaint in the Court of Federal Claims against the DOE requesting damages in excess of $1 billion for the DOE’s partial breach of the Standard Contract. NSP-Minnesota requested damages consisting of the costs of storage of spent nuclear fuel at the Prairie Island nuclear generating plant, anticipated costs related to the Private Fuel Storage, LLC and costs relating to the 1994 state legislation limiting the number of casks that can be used to store spent nuclear fuel at Prairie Island. On April 6, 1999, the Court of Federal Claims dismissed NSP-Minnesota’s complaint. On May 20, 1999, NSP-Minnesota appealed to the Court of Appeals for the Federal Circuit. On Aug. 31, 2000, the Court of Appeals for the Federal Circuit reversed and remanded to the Court of Federal Claims. On Dec. 26, 2000, NSP-Minnesota filed a motion with the Court of Federal Claims to amend its complaint and renew its motion for summary judgment on the DOE’s liability. These motions are pending before the Court of Federal Claims. On Jan. 9, 2001, the DOE filed a motion with the Chief Judge for the Court of Federal Claims asking that all cases against the DOE arising out of alleged breaches of the Standard Contract be reassigned to one judge. The DOE also asked for the extraordinary remedy of binding parties not currently party to an action before the Court of Claims to a determination in the proposed consolidated action. This motion is pending before the Court of Federal Claims. Over the course of the summer of 2001, Judge Wiese of the Court of Federal Claims held a number of conferences with counsel for the DOE and the utilities. Judge Wiese has thus far refused to consolidate actions and has stated that the actions should continue before different judges. He has consolidated aspects of discovery. Judge Wiese has also thus far refused to bind parties not currently party to an action before the Court of Claims. The DOE has issued a number of subpoenas to parties not currently party to an action. The Chief Judge also appointed Judge Weinstein of the Court of Federal Claims to hear discovery disputes. Discovery is proceeding. A trial in NSP-Minnesota’s suit against the DOE is not likely to occur before the fourth quarter of 2002.

      Light Rail Transit (LRT) — On Feb. 16, 2001, NSP-Minnesota filed a suit in the United States District Court in Minneapolis against the Minnesota Metropolitan Council, Minnesota Department of Transportation, State of Minnesota and the Federal Transit Administration to prevent pave-over of NSP-Minnesota’s underground facilities during construction of the LRT system. NSP-Minnesota also is seeking recovery of relocation expenses. State defendants countersued, seeking delay damages and a $330 million surety bond. On May 24, 2001, the District Court issued a preliminary injunction requiring NSP-Minnesota to commence the relocation project and to cooperate with defendants. NSP-Minnesota appealed the Judge’s Order to relocate. The Court of Appeals agreed to expedite its consideration of the appeal and oral argument was held on Oct. 18, 2001. The Court of Appeals refused to lift the preliminary injunction; however, the Court required the Minnesota Department of Transportation and Metropolitan Council to post a $8 million bond in the event NSP-Minnesota is successful at trial. Pending the trial, utility line relocation has commenced and NSP-Minnesota is capitalizing its costs incurred as construction work in progress. A trial in NSP-Minnesota’s suit is not likely to occur before the third quarter of 2002. NSP-Minnesota denies the merits of the defendants’ countersuits and intends to vigorously defend against their claims.

     NSP-Wisconsin

      Stray Voltage — On Sept. 25, 2000, NSP-Wisconsin was served with a complaint in Eau Claire County Circuit Court on behalf of Caron and Janice Stubrud. The complaint alleged that stray voltage from NSP-Wisconsin’s system harmed their dairy herd resulting in lost milk production, lost profits and income, property damage, and injury to their dairy herd. The complaint also alleges that NSP-Wisconsin acted willfully and wantonly, entitling plaintiffs to treble damages. The plaintiffs allege farm damages of approximately $3.8 million. The case is in the early stages of discovery. A ten-day trial commencing Dec. 2, 2002 has been scheduled.

      On Nov. 13, 2001, Ralph Schmidt, Karline Schmidt, August C. Heeg Jr., and Joanne Heeg filed a complaint in Clark County, Wisconsin against Xcel Energy Services Inc. (XES), a wholly owned subsidiary of Xcel Energy. The complaint alleged that stray voltage harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and injury to their dairy herd. The plaintiffs also allege entitlement to treble damages. The amount of the plaintiffs’ alleged damages is unknown at this time. At all relevant times, NSP-Wisconsin provided utility service to plaintiffs; therefore XES is seeking dismissal of XES and substitution of NSP-Wisconsin as the proper party defendant.

     SPS

      On July 24, 1995, Lamb County Electric Cooperative, Inc. (LCEC) petitioned the Texas Public Utility Commission of Texas (PUCT) for a cease and desist order against SPS. LCEC alleged that SPS had been unlawfully providing service to oil-field customers and their facilities in LCEC’s singly-certificated area. SPS responded that it was lawfully entitled to serve oil field customers under “grandfather rights” granted it in the same order that granted LCEC its certificated area. Ultimately, the PUCT issued an order granting SPS’ motion for summary disposition, thus denying LCEC’s petition. LCEC appealed the Commission’s order to district court, which upheld the order. LCEC then appealed to the Third Court of Appeals, which reversed the district court judgment and remanded the case to the Commission. On Oct. 9, 2001, Bailey County Electric Cooperative, Inc. (BCEC) filed a Petition for Cease and Desist Order against SPS, which appears to assert essentially the same claims asserted by LCEC. The LCEC and BCEC complaints have been consolidated and transferred to the State Office of Administrative hearings for processing. The cases are currently in discovery. In related litigation, on Oct. 18, 1996 LCEC filed an action for damages based on its claim that SPS has been unlawfully providing service to oil field customers in its certificated area. This case has remained dormant pending a final determination by the PUCT of the lawfulness of the service.

      For a discussion of other legal claims and environmental proceedings, see Note 13 to the Financial Statements under Item 8, incorporated by reference. For a discussion of proceedings involving utility rates, see Pending Regulatory Matters under Item 1, all incorporated by reference.

Item 4.  Submission of Matters to a Vote of Security Holders

      This is omitted per conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

PART II

Item 5.	Market Price of and Dividends on the Registrant’s Common Equity and Related Stockholder Matters

      This is not applicable as NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are wholly owned subsidiaries.

Item 6.     Selected Financial Data

      This is omitted per conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7.     Management’s Discussion and Analysis

      Discussion of financial condition and liquidity for the utility subsidiaries of Xcel Energy are omitted per conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries. It is replaced with management’s narrative analysis and the results of operations for the current year as set forth in general instructions I(2)(a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Forward Looking Information

      The following discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of Xcel Energy’s utility subsidiaries during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying Financial Statements and Notes.

      Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•	general economic conditions, including their impact on capital expenditures

•	business conditions in the energy industry

•	competitive factors

•	unusual weather

•	changes in federal or state legislation

•	regulation

•	the other risk factors listed from time to time by the utility subsidiaries of Xcel Energy in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this Report on Form 10-K for the year ended Dec. 31, 2001.

Pending Accounting Changes

      SFAS 142 — In June 2001, the Financial Accounting Standards Board (FASB) approved the issuance of Statement of Financial Accounting Standard (SFAS) No. 142, “Accounting for Goodwill and Other Intangible Assets”. This statement will require different accounting for intangible assets as compared to goodwill. Intangible assets will be amortized over their economic useful life and reviewed for impairment in accordance with SFAS No. 121, “Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of.” Goodwill should not be amortized after adoption of SFAS No. 142. Non–amortized intangible assets and goodwill should be tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests that might reduce the fair value of that asset.

      NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have immaterial amounts of unamortized intangible assets and no amounts of goodwill as of Dec. 31, 2001. Consequently, the adoption of SFAS No. 142 as required as of Jan. 1, 2002 is expected to have an immaterial or no effect on the results of operations or financial position of those companies.

      SFAS 143 — In June 2001, the FASB approved the issuance of SFAS No. 143, “Accounting for Asset Retirement Obligations”. This statement will require NSP-Minnesota to record its future nuclear plant decommissioning obligations as a liability at fair value with a corresponding increase to the carrying value of the related long-lived asset. The liability will be increased to its present value each period, and the capitalized cost will be depreciated over the useful life of the related long-lived asset. If the recorded liability differs from the actual obligations paid a gain or loss will be currently recognized.

      NSP-Minnesota currently follows industry practice by ratably accruing the costs for decommissioning over the approved cost recovery period and including the accruals in accumulated depreciation. At Dec. 31, 2001, NSP-Minnesota recorded and recovered in rates $623 million of decommissioning obligations and had estimated discounted decommissioning cost obligations of $878 million.

      If NSP-Minnesota adopted the standard on Jan. 1, 2001, the initial value of the liability, including cumulative interest expense through that date, would have been approximately $757 million, with an offsetting increase to net plant assets of approximately $625 million. The resulting cumulative effect adjustment for unrecognized depreciation and other expenses under the new standard is approximately $132 million. Management expects that the entire transition amount would be recoverable in rates and, therefore, would recognize an additional regulatory asset opposed to reporting a cumulative effect of accounting change in the income statement.

      SFAS 143 will also affect the accrued plant removal costs for other generation, transmission and distribution facilities. We expect these costs will be reclassified from accumulated depreciation to regulatory liabilities based on the recoverability of these costs in rates. Xcel Energy’s utility subsidiaries expects to adopt SFAS No. 143 on Jan. 1, 2003.

NSP-Minnesota’s Management’s Discussion and Analysis

Results of Operations

      NSP-Minnesota’s net income was approximately $207.9 million for 2001, compared with approximately $111.2 million for 2000.

      Conservation Incentive Recovery — 2001 earnings were increased by $41 million (before tax) due to the reversal of a MPUC decision.

      In June 1999, the MPUC denied NSP-Minnesota recovery of 1998 incentives associated with state-mandated programs for electric energy conservation. NSP-Minnesota recorded a $35-million charge in 1999 based on this action. NSP-Minnesota appealed the MPUC decision and in December 2000, the Minnesota Court of Appeals reversed the MPUC decision. In January 2001, the MPUC appealed the lower court decision to the Minnesota Supreme Court. On Feb. 23, 2001, the Minnesota Supreme Court declined to hear the MPUC’s appeal. During the second quarter of 2001, NSP-Minnesota filed with the MPUC a plan that carried out, among other things, the court’s decision.

      On June 28, 2001, the MPUC approved the plan and issued an order to that effect shortly thereafter. As a result, the previously recorded liabilities of approximately $41 million (including carrying charges) for potential refunds to customers were no longer required. The plan approved by the MPUC increased revenue by approximately $34 million and increased allowance for funds used during construction (AFDC) by approximately $7 million for the second quarter of 2001.

      Based on the new MPUC policy and less uncertainty regarding conservation incentives to be approved, conservation incentives for 2001 are now being recorded on a current basis.

      Special Charges — During 2001, NSP-Minnesota expensed pretax special charges of approximately $14 million for planned staff consolidation costs. The charges related to severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy. We accrued for staff terminations for all of Xcel Energy that are expected to occur, mainly in the first quarter of 2002. For more information, see Note 2 to the Financial Statements under Item 8.

      Electric Utility and Commodity Trading Margins — Electric fuel and purchased power expense tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers, most fluctuations in energy costs do not affect electric utility margin.

      Some electric commodity trading activity, initially recorded at NSP-Minnesota, is partially redistributed to PSCo and SPS pursuant to the Joint Operating Agreement (JOA) approved by the FERC. Trading revenue and costs do not include the revenue and production costs associated with energy produced from NSP-Minnesota’s generation assets or energy and capacity purchased to serve native load. Margins from these generating assets for utility operations (excluding sales to retail and municipal customers) are included in short-term wholesale amounts, detailed below. The following table details electric utility, short-term wholesale and electric commodity trading revenue and margin.

			Electric
	Electric	Short-Term	Commodity	Consolidated
	Utility	Wholesale	Trading	Totals

	(Millions of dollars)
2001
Electric utility revenue	$2,416	$154	$—	$2,570
Electric trading revenue	—	—	13	13
Electric fuel and purchased power	(870)	(112)	—	(982)
Electric trading costs	—	—	(12)	(12)

Gross margin before operating expenses	$1,546	$42	$1	$1,589

Margin as a percentage of revenue	64.0%	27.3%	7.7%	61.5%
2000
Electric utility revenue	$2,244	$168	$—	$2,412
Electric trading revenue	—	—	—	—
Electric fuel and purchased power	(752)	(117)	—	(869)
Electric trading costs	—	—	—	—

Gross margin before operating expenses	$1,492	$51	$—	$1,543

Margin as a percentage of revenue	66.5%	30.4%	—	64.0%

      Electric revenue increased by approximately $171 million, or 7.1 percent, in 2001. Electric margin increased by approximately $46 million, or 3.0 percent, in 2001. These revenue and margin increases were due to sales growth, weather conditions in 2001 and the recovery of conservation incentives. Increased conservation incentives, including the resolution of the 1998 dispute (as discussed previously) and accrued 2001 incentives, increased revenue and margin by $49 million. Temperatures during 2001 increased revenue by approximately $13 million and margin by approximately $10 million. Retail revenue and margin were reduced by approximately $9 million in 2001 due to a rate reduction in Minnesota agreed to as part of the Xcel Energy merger approval process. The increase in electric revenue and margin was also attributed to the shared trading margins from the JOA for the operating utilities of Xcel Energy.

      Gas Utility Margins — The following table details the change in gas revenue and margin. The cost of gas tends to vary with changing sales requirements and unit cost of gas purchases. However, due to purchased gas cost recovery mechanisms for retail customers, fluctuations in the cost of gas have little effect on gas margin.

	2001	2000

	(Millions of
	dollars)
Gas utility revenue	$626	$537
Cost of gas sold and transported	(477)	(383)

Gas utility margin	$149	$154

      Gas revenue increased by approximately $89 million, or 16.6 percent, in 2001, primarily due to sales growth and increases in the cost of gas, which is recovered in Minnesota through the purchased gas adjustment clause. Warmer temperatures impacted gas revenue and margin in 2001, which decreased gas revenue by approximately $22 million and gas margin by approximately $2 million.

      Non-Fuel Operating Expense and Other Costs — Other operating and maintenance expenses for 2001 increased by approximately $26 million, or 3.2 percent, compared with 2000. The change is largely due to increased plant outages, higher nuclear operating costs, increased costs due to customer growth and higher performance-based incentive costs.

      Depreciation and Amortization Expense increased by approximately $16 million, or 4.8 percent, for 2001, compared with 2000, primarily due to increased capital additions to utility plant.

      Taxes (Other than Income Taxes) decreased by approximately $27 million due to lower Minnesota property taxes resulting from legislation enacted in 2001.

      Interest Expense decreased by approximately $42 million, or 32.8 percent, for 2001, compared with 2000. The change is largely due to lower average debt levels and lower short-term interest rates.

      Other Income increased by approximately $9 million mainly due to adjustments made to allowance for funds used during construction related to resolution of the 1998 conservation incentive dispute, as discussed previously.

NSP-Wisconsin’s Management’s Discussion and Analysis

Results of Operations

      NSP-Wisconsin’s net income was $36.4 million for 2001, compared with $30.3 million for 2000.

      Special Charges — During 2001, NSP-Wisconsin expensed pretax special charges of approximately $2.5 million for planned staff consolidation costs. The charges related to severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy. We accrued for staff terminations for all of Xcel Energy that are expected to occur, mainly in the first quarter of 2002. For more information, see Note 2 to the Financial Statements under Item 8.

      Electric Utility Margins — The following table details the change in electric revenue and margin. Electric production expenses tend to vary with the quantity of electricity required and changes in the unit costs of fuel and purchased power. The fuel and purchased power cost recovery mechanisms of the Wisconsin and Michigan jurisdictions do not allow for complete recovery of all expenses and, therefore, dramatic changes in costs or periods of extreme temperatures can adversely affect earnings.

			Electric
	Electric	Short-Term	Commodity	Consolidated
	Utility	Wholesale	Trading	Totals

	(Millions of dollars)
2001
Electric utility revenue	$451	$—	$—	$451
Electric trading revenue	—	—	—	—
Electric fuel and purchased power	(233)	—	—	(233)
Electric trading costs	—	—	—	—

Gross margin before operating expenses	$218	$—	$—	$218

Margin as a percentage of revenue	48.3%	—	—	48.3%

			Electric
	Electric	Short-Term	Commodity	Consolidated
	Utility	Wholesale	Trading	Totals

	(Millions of dollars)
2000
Electric utility revenue	$424	$—	$—	$424
Electric trading revenue	—	—	—	—
Electric fuel and purchased power	(210)	—	—	(210)
Electric trading costs	—	—	—	—

Gross margin before operating expenses	$214	$—	$—	$214

Margin as a percentage of revenue	50.5%	—	—	50.5%

      Electric revenue increased by approximately $27 million, or 6.4 percent, in 2001. Electric margin increased by approximately $4 million, or 1.9 percent, in 2001 as compared to 2000. Revenue increased primarily because of rate and cost-sharing mechanisms that passed through some of the effects of higher electricity production costs to NSP-Wisconsin’s customers. The primary causes of the increase in fuel and purchased power expenses were higher generating plant fuel cost and greater and more expensive purchases of power from other parties.

      Gas Utility Margins — The following table details the change in gas revenue and margin. The cost of gas tends to vary with changing sales requirements and unit cost of gas purchases. However, due to purchase gas cost recovery mechanisms for retail customers, fluctuations in the cost of gas have little effect on gas margin.

	2001	2000

	(Millions of
	dollars)
Gas utility revenue	$123	$110
Cost of gas sold and transported	(96)	(82)

Gas utility margin	$27	$28

      Gas revenue increased by approximately $13 million, or 11.8 percent, in 2001 compared with 2000, mostly due to recovery of the higher natural gas costs in 2001. Gas margin decreased mainly due to unfavorable weather conditions experienced in the fourth quarter of 2001, which decreased gas sales.

      Non-Fuel Operating Expense and Other Costs — Other Operating and Maintenance Expense for 2001 increased by $1.8 million, or one percent, compared with 2000, reflecting fairly stable costs. Depreciation and Amortization Expense was $1.1 million, or 2.8 percent, higher in 2001 than in 2000, primarily because more utility plant was being depreciated.

      Interest expense increased by approximately $2.8 million, or 14.6 percent, for 2001 compared with 2000. Approximately $4.6 million of the increase relates to a full year’s interest and a partial year’s interest paid on debt issued in October 2000. This increase was partially offset by lower short-term debt balances and lower interest rates.

PSCo’s Management’s Discussion and Analysis

Results of Operations

      PSCo’s net income was $273 million for 2001, compared with $196.1 million for 2000.

      Special Charges — Earnings for 2001 were decreased due to a Colorado Supreme Court decision that resulted in a pretax write-off of $23 million of a regulatory asset related to deferred postemployment benefit costs at PSCo. For more information, see Note 2 to the Financial Statements under Item 8.

      During 2001, PSCo also expensed pretax special charges of approximately $15 million for planned staff consolidation costs. The charges related to severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy. We accrued for staff terminations for all of Xcel Energy that are expected to occur, mainly in the first quarter of 2002. For more information, see Note 2 to the Financial Statements under Item 8.

      Electric Utility and Commodity Trading Margins — Electric fuel and purchased power expense tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers in Colorado, most fluctuations in energy costs do not materially affect electric utility margin. Electric margins reflect the impact of sharing of energy costs and savings relative to a target cost per delivered kilowatt-hour and certain trading margins under the incentive cost adjustment (ICA). In addition to the ICA, PSCo has other adjustment clauses that allow certain costs to be passed through to retail customers. The Qualifying Facilities Capacity Cost Adjustment (QFCCA) provides for recovery of purchased capacity costs from certain Qualifying Facilities projects not otherwise reflected in base electric rates. The fuel clause cost recovery does not allow for complete recovery of all variable production expenses and higher costs can adversely affect earnings.

      Some electric commodity trading activity, initially recorded at PSCo, is partially redistributed to NSP-Minnesota and SPS pursuant to the JOA approved by the FERC. Trading revenue and costs do not include the revenue and production costs associated with energy produced from PSCo’s generation assets or energy and capacity purchased to serve native load. Margins from these generating assets for utility operations (excluding sales to retail and municipal customers) are included in short-term wholesale amounts, discussed later. Trading margins reflect the impact of sharing certain trading margins under the ICA. The following table details electric utility, short-term wholesale and electric trading revenue and margin.

			Electric
	Electric	Short-Term	Commodity	Consolidated
	Utility	Wholesale	Trading	Totals

	(Millions of dollars)
2001
Electric utility revenue	$1,711	$631	$—	$2,342
Electric and gas trading revenue	—	—	1,279	1,279
Electric fuel and purchased power-utility	(855)	(498)	—	(1,353)
Electric and gas trading costs	—	—	(1,255)	(1,255)

Gross margin before operating expenses	$856	$133	$24	$1,013

Margin as a percentage of revenue	50.0%	21.1%	1.9%	28.0%
2000
Electric utility revenue	$1,624	$391	$—	$2,015
Electric and gas trading revenue	—	—	813	813
Electric fuel and purchased power-utility	(779)	(353)	—	(1,132)
Electric and gas trading costs	—	—	(788)	(788)

Gross margin before operating expenses	$845	$38	$25	$908

Margin as a percentage of revenue	52.0%	9.7%	3.1%	32.1%

      Electric utility revenue increased by approximately $87 million, or 5.4 percent, in 2001, compared with 2000. Electric utility margin increased by approximately $11 million, or 1.3 percent, in 2001, compared with 2000. Increases in retail margin due to sales growth were offset by increased fuel and purchased power costs, which are not completely recoverable from customers in Colorado due to various sharing mechanisms. Retail revenue and margin were also reduced by approximately $12 million for 2001, due to a rate reduction in Colorado agreed to as part of the Xcel Energy merger approval process, in comparison to approximately $6 million in 2000.

      Short-term wholesale revenue increased by approximately $240 million, or 61.4 percent, in 2001, compared with 2000. The increase is due to the expansion of the wholesale marketing operations and favorable market conditions, including strong prices in the western markets, particularly before the establishment of price caps by the FERC. It is not expected that short-term wholesale margins in 2002 will be as strong, due to a decline in the forward price curve.

      Electric commodity trading margins, including proprietary (i.e. non-asset based) electric trading, decreased approximately $1 million for the year ended Dec. 31, 2001, compared with the same period in 2000. The decrease reflects a year-to-date adjustment to reclassify $13 million of revenue to short-term wholesale. The decrease was offset by an expansion of PSCo’s trading operations and favorable market conditions, including strong prices in the western markets, particularly before the establishment of price caps by the FERC and other market changes.

      Short-term wholesale margins and electric commodity trading margins for 2002 are not expected to be as strong as margins in 2001 due to declines in energy prices. Margins for the second half of 2001 are more indicative of expected trends in 2002. During 2001, in some Western markets, publicly available power prices ranged from $80 to more than $350 per megawatt-hour on a monthly average. Forward price information for 2002 for these same areas ranges from $60 to $110 per megawatt-hour on a monthly average.

      Gas Utility Margins — The following table details the changes in gas utility revenue and margin. The cost of gas tends to vary with changing sales requirements and the unit cost of gas purchases. PSCo has in place a Gas Cost Adjustment mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of gas purchases for resale and adjusts revenues to reflect such changes in costs on a timely basis. Therefore, fluctuations in the cost of gas have little effect on gas margins.

	2001	2000

	(Millions of
	dollars)
Gas utility revenue	$1,252	$787
Cost of gas sold and transported	(931)	(487)

Gas utility margin	$321	$300

      Gas revenue for 2001 increased by approximately $465 million, or 59.1 percent, compared with 2000, due to recovery of the higher cost of gas and sales growth. Gas margin for 2001 increased by approximately $21 million, or 7 percent, compared with 2000. More favorable temperatures during 2001 increased gas revenue and margin by approximately $10 million.

      Non-Fuel Operating Expense and Other Costs — Other utility operating and maintenance expense for 2001 increased by approximately $60 million, or 14.4 percent, compared with 2000. The change is largely due to increased costs due to customer growth and scheduled generation maintenance outages.

      Depreciation and Amortization expense increased by approximately $29 million, or 13.6 percent, for 2001, compared with 2000, primarily due to increased amortization costs of software and increased depreciation from capital additions to utility plant.

      Taxes (Other than Income Taxes) decreased by $7 million due largely to lower Colorado property taxes resulting from legislation enacted in 2001.

      Interest expense decreased by approximately $30 million, or 20.6 percent, for 2001, compared with 2000, primarily due to lower interest rates and lower average debt levels.

      Extraordinary Item — During the fourth quarter of 2001, PSCo’s subsidiary, 1480 Welton, Inc., redeemed its long-term debt and in doing so incurred redemption premiums and other costs of $2.5 million. These costs are reported as an extraordinary income item on PSCo’s Consolidated Statement of Income.

SPS’ Management’s Discussion and Analysis

Results of Operations

      SPS’ net income was $130.1 million for 2001, compared with $69.5 million for 2000.

      Extraordinary Items — During early 2001, legislation in both Texas and New Mexico was passed that delayed the planned implementation of restructuring within SPS’ service territory for at least five years. Accordingly, in the second quarter of 2001, SPS reapplied the provisions of SFAS No. 71 — “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71) for its generation business. At that time, SPS did not restore any regulatory assets or other costs previously written off due to the uncertainty of various regulatory issues, including transition plans to address future rate recovery of SPS’ restructuring costs.

      During the fourth quarter of 2001, SPS completed a $500-million medium-term debt financing with the proceeds used to reduce short-term borrowings that had resulted from the 2000 defeasance. In its regulatory filings and communications, SPS has proposed to amortize its defeasance costs over the five-year life of the refinancing, consistent with historical ratemaking, and has requested incremental rate recovery of $25 million of other restructuring costs. These non-financing restructuring costs have been deferred and will be amortized in the future consistent with rate recovery. Rate proceedings in Texas and New Mexico are pending to determine the recovery of SPS’ restructuring costs and management believes it will be allowed full recovery of its prudently incurred costs. Based on these fourth-quarter events and the corresponding reduced uncertainty surrounding the financial impacts of the delay in restructuring, SPS restored certain regulatory assets (including defeasance costs) totaling $17.6 million as of Dec. 31, 2001, and reported related extraordinary income of $11.8 million. Regulatory assets previously written off in 2000 were restored only for items currently being recovered in rates and items where future rate recovery is considered probable.

      For more information on restructuring, including the reapplication of regulatory accounting under SFAS No. 71, see Note 10 to the Financial Statements under Item 8.

      Special Charges — During 2001, SPS expensed pretax special charges of approximately $5 million for planned staff consolidation costs. The charges related to severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy. We accrued for staff terminations for all of Xcel Energy that are expected to occur, mainly in the first quarter of 2002. For more information, see Note 2 to the Financial Statements under Item 8.

      Electric Utility Margins  — The following table details the change in electric revenue and margin. Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Fuel and purchased power costs are recoverable in SPS’ Texas jurisdiction through a fixed fuel factor, which is included in rates. In the New Mexico retail jurisdiction, fuel and purchased energy costs are adjusted through a fuel clause and a fixed annual factor. In all other jurisdictions, SPS currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment clauses. Due to these fuel clause cost recovery mechanisms for retail customers and the ability to vary wholesale prices with changing market conditions, most fluctuations in energy costs do not affect electric margin. However, the fuel clause cost recovery does not allow for complete recovery of all variable production expenses and, therefore, higher costs can adversely affect earnings.

			Electric
	Electric	Short-Term	Commodity	Consolidated
	Utility	Wholesale	Trading	Totals

	(Millions of dollars)
2001
Electric utility revenue	$1,382	$3	$—	$1,385
Electric and gas trading revenue	—	—	—	—
Electric fuel and purchased power-utility	(862)	(2)	—	(864)
Electric and gas trading costs	—	—	—	—

Gross margin before operating expenses	$520	$1	$—	$521

Margin as a percentage of revenue	37.6%	33.3%	—	37.6%
2000
Electric utility revenue	$1,071	$9	$—	$1,080
Electric and gas trading revenue	—	—	—	—
Electric fuel and purchased power-utility	(575)	(7)	—	(582)
Electric and gas trading costs	—	—	—	—

Gross margin before operating expenses	$496	$2	$—	$498

Margin as a percentage of revenue	46.3%	22.2%	—	46.1%

      Electric revenue increased by approximately $305 million, or 28.2 percent, for 2001, compared with 2000. Electric margin increased by approximately $23 million, or 4.6 percent, for 2001, compared with 2000. Electric revenues increased for 2001, compared with 2000, largely due to increased recovery of fuel and purchased power costs, particularly the increased cost of natural gas generation. More favorable temperatures during 2001 increased retail revenue by approximately $14 million and retail margin by approximately $6 million. The increase in retail revenue and margin was partially offset by approximately $9 million for 2001, due to rate reductions in Texas and New Mexico agreed to as part of the merger approval process in comparison to approximately $5 million in 2000.

      Non-Fuel Operating Expense and Other Costs — Other utility operating and maintenance expense for 2001 increased by approximately $5.4 million, or 3.6 percent, compared with 2000. The change is largely due to increased bad debt reserves resulting from higher energy prices and increased generation maintenance overhauls.

      Depreciation and Amortization Expense increased by approximately $5.4 million, or 6.9 percent, for 2001, compared with 2000, primarily due to increased capital additions to utility plant.

      Interest expense decreased by approximately $9.6 million, or 17.5 percent, for 2001, compared with 2000, primarily due to lower interest expense resulting from the use of more short-term debt until the issuance of long-term debt in October 2001.

Item 7A.     Quantitative and Qualitative Disclosures About Market Risk

Derivatives, Risk Management and Market Risk

      Business and Operational Risk — Xcel Energy’s utility subsidiaries are exposed to commodity price risk in their generation, retail distribution and energy trading operations. NSP-Minnesota and SPS recover purchased power expenses on a dollar-for-dollar basis. NSP-Minnesota and PSCo recover natural gas costs on a dollar-for-dollar basis. However, NSP-Wisconsin and PSCo have limited exposure to market price risk for the purchase and sale of electric energy. In these jurisdictions, electric energy expenses are recovered based on fixed price limits or under negotiated sharing mechanisms. NSP-Minnesota is authorized to recover certain financial instrument costs incurred to mitigate wholesale electric and gas commodity price volatility in rates through the fuel clause adjustment and purchased gas adjustment.

      NSP-Minnesota, PSCo and SPS manage commodity price by entering into purchase and sales commitments for electric power and natural gas, long-term contracts for coal supplies and fuel oil and derivative financial instruments. Xcel Energy’s risk management policy allows us to manage the market price risk within each rate regulated operation to the extent such exposure exists. Management is limited under the policy to enter into only transactions that reduce market price risk where the rate regulation jurisdiction does not already provide for dollar-for-dollar recovery.

      Interest Rate Risk — Xcel Energy’s utility subsidiaries are exposed to fluctuations in interest rates where we enter into variable rate debt obligations to fund certain power projects being developed or purchased. Exposure to interest rate fluctuations may be mitigated by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. Xcel Energy’s risk management policy allows us to reduce interest rate exposure from variable rate debt obligations.

      The impacts on pretax income of a 100 basis point change in the benchmark rate on variable debt at December 31 are as follows (Millions of dollars):

	2001	2000

NSP-Minnesota	$4.9	$6.4
PSCo	$1.4	$3.3
SPS	$3.9	$3.9

      With the exception of short-term borrowings, NSP-Wisconsin does not have variable interest rates; therefore there is limited interest rate risk.

      See Note 11 to the Financial Statements under Item 8 for a discussion of SPS’ interest rate swaps.

      Trading Risk — NSP-Minnesota and PSCo conduct various trading operations including the purchase and sale of electric capacity and energy. Xcel Energy’s risk management policy allows us to conduct the trading activity within approved guidelines and limitations as approved by our Risk Management Committee made up of management personnel not involved in the trading operations.

      Our trading operations measure the outstanding risk exposure to price changes on transactions, contracts and obligations that have been entered into but not closed using an industry standard methodology known as Value-at-Risk (VaR). VaR expresses the potential loss in fair value on the outstanding transactions, contracts and obligations over a particular period of time, with a given confidence interval under normal market conditions. Xcel Energy utilizes the variance/ covariance approach in calculating VaR. The VaR model employs a 95 percent confidence interval level based on historical price movement, lognormal price distribution assumption and various holding periods of five days and three days for electricity.

      As of Dec. 31, 2001, the calculated VaRs were (Millions of dollars):

		During 2001
	Year Ended
Operations	Dec. 31, 2001	Average	High	Low

NSP-Minnesota — Wholesale	1.00	0.81	1.68	0.09
PSCo — Wholesale(a)	8.11	9.34	13.48	3.10
Electric commodity trading(b)	0.52	1.71	7.37	0.16

(a)	Measurement of VaR began in October 2001.

(b)	Under the JOA, electric commodity trading is conducted centrally with the net results shared amongst the operating utilities of Xcel Energy. Consequently, a single VaR value is calculated and used for the consolidated operations and the results of the electric commodity trading function is not reportable separately for NSP-Minnesota and PSCo.

      As of Dec. 31, 2000, the VaRs were (Millions of dollars):

		During 2000
	Year Ended
Operations	Dec. 31, 2000	Average	High	Low

NSP-Minnesota — Wholesale(c)	0.68	0.36	2.29	0.01
Electric commodity trading(c)	2.25	0.69	3.53	0.04

(c)	Amounts have been restated for consistency with Dec. 31, 2001 assuming similar holding periods in the VaR calculations.

      Previously, Xcel Energy calculated VaR using a 21-day holding period, as shown below. As markets mature and gain liquidity, shorter holding periods more accurately reflect the risk. In 2001, Xcel Energy changed its holding period for electricity from 21 days to five days. Xcel Energy’s revised holding periods are generally consistent with current industry standard practice.

      As of Dec. 31, 2000, the calculated VaRs were (Millions of dollars):

		During 2000
	Year Ended
Operations	Dec. 31, 2000	Average	High	Low

NSP-Minnesota — Wholesale	1.40	0.73	4.70	0.01
Electric commodity trading	4.62	1.42	7.23	0.08

      Credit Risk — In addition to the risks discussed previously, Xcel Energy’s utility subsidiaries are exposed to credit risk in our risk management activities. Credit risk relates to the risk of loss resulting from the nonperformance by a counterparty of its contractual obligations. As we continue to expand our trading activities, our exposure to credit risk and counterparty default may increase. Xcel Energy’s utility subsidiaries maintain credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.

      Xcel Energy’s utility subsidiaries conduct standard credit reviews for all of our counterparties. Xcel Energy employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees and standardized master netting agreements that allow for offsetting of positive and negative exposures. The credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

Item 8.     Financial Statements and Supplemental Data

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS — NSP-Minnesota

To Northern States Power Company-Minnesota:

      We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern States Power Company-Minnesota (a Minnesota corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern States Power Company-Minnesota and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 12 to the consolidated financial statements, effective January 1, 2001 Northern States Power Company-Minnesota and its subsidiaries adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which changed its method of accounting for certain commodity contracts and other derivatives.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN, LLP

ARTHUR ANDERSEN, LLP

Minneapolis, Minnesota

February 21, 2002

REPORT OF INDEPENDENT ACCOUNTANTS — NSP-Minnesota

To the Board of Directors and Shareholder of Northern States Power Company (Minnesota)

(a wholly owned subsidiary of Xcel Energy Inc.):

      In our opinion, the accompanying consolidated statements of income, of stockholder’s equity and of cash flows for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Northern States Power Company, a Minnesota corporation (a wholly owned subsidiary of Xcel Energy Inc.), and its subsidiaries for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of the Company for the year ended December 31, 1999, listed in the accompanying index appearing under Item 14(a)(1) on page 119 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

January 31, 2000, except as to Note 1,
which is as of August 18, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS — NSP-Wisconsin

To Northern States Power Company-Wisconsin:

      We have audited the accompanying consolidated balance sheets and statements of capitalization of Northern States Power Company-Wisconsin (a Wisconsin corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the two years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Northern States Power Company-Wisconsin and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota

February 21, 2002

REPORT OF INDEPENDENT ACCOUNTANTS — NSP — Wisconsin

To the Shareholder of Northern States Power Company (Wisconsin)

(a wholly owned subsidiary of Xcel Energy Inc.):

      In our opinion, the accompanying statements of income, of stockholder’s equity and of cash flows for the year ended December 31, 1999 present fairly, in all material respects, the results of operations and cash flows of Northern States Power Company, a Wisconsin corporation (a wholly owned subsidiary of Xcel Energy Inc.), for the year ended December 31, 1999 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of the Company for the year ended December 31, 1999, listed in the accompanying index appearing under Item 14(a)(1) on page 122 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related financial statements. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above.

/s/ PRICEWATERHOUSECOOPERS LLP

PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota

January 31, 2000

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS — PSCo

To Public Service Company of Colorado:

      We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of Colorado (a Colorado corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Public Service Company of Colorado and its subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 12 to the consolidated financial statements, effective January 1, 2001 Public Service Company of Colorado and its subsidiaries adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which changed its method of accounting for certain commodity contracts and other derivatives.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota

February 21, 2002

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS — SPS

To Southwestern Public Service Company:

      We have audited the accompanying consolidated balance sheets and statements of capitalization of Southwestern Public Service Company (a New Mexico corporation) as of December 31, 2001 and 2000, and the related consolidated statements of income, stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements and the schedule referred to below are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Southwestern Public Service Company as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States.

      As discussed in Note 12 to the consolidated financial statements, effective January 1, 2001 Southwestern Public Service Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activity,” which changed its method of accounting for certain commodity contracts and other derivatives.

      Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule listed in the index of the consolidated financial statements is presented for purposes of complying with the Securities and Exchange Commission’s rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly states, in all material respects, the financial data required to be set forth there in relation to the basic financial statements taken as a whole.

ARTHUR ANDERSEN LLP

Minneapolis, Minnesota

February 21, 2002

NSP-MINNESOTA

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31

	2001	2000	1999

	(Thousands of Dollars)
Operating revenues:
Electric utility	$2,569,768	$2,411,883	$2,267,213
Gas utility	625,506	536,700	365,835
Electric trading	12,840	—	—
Other	52,836	51,900	45,057

Total operating revenues	3,260,950	3,000,483	2,678,105
Operating expenses:
Electric fuel and purchased power	981,506	869,421	811,460
Cost of gas sold and transported	476,528	382,596	229,913
Electric trading costs	12,455	—	—
Operating and maintenance expenses	824,416	798,666	733,376
Depreciation and amortization	339,509	323,935	310,129
Taxes (other than income taxes)	175,209	202,245	204,755
Special charges (see Note 2)	13,543	72,095	—

Total operating expenses	2,823,166	2,648,958	2,289,633

Operating income	437,784	351,525	388,472
Other income (deductions) — net	3,713	(5,725)	(11,287)
Interest charges and financing costs:
Interest charges — net of amounts capitalized	85,150	126,635	105,024
Distributions on redeemable preferred securities of subsidiary trust	15,750	15,750	15,750

Total interest charges and financing costs	100,900	142,385	120,774

Income before income taxes	340,597	203,415	256,411
Income taxes	132,732	92,191	97,431

Net income	$207,865	$111,224	$158,980

See Notes to Consolidated Financial Statements

NSP-MINNESOTA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(Thousands of dollars)
Operating activities:
Net income	$207,865	$111,224	$158,980
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	358,718	340,868	327,415
Nuclear fuel amortization	41,928	44,591	50,056
Deferred income taxes	10,414	1,341	(9,729)
Amortization of investment tax credits	(8,046)	(9,017)	(8,324)
Allowance for equity funds used during construction	(4,898)	4,176	300
Conservation incentive accrual adjustments	(49,271)	19,248	71,348
Special charges — not requiring cash	12,888	14,932	—
Change in accounts receivable	72,775	16,016	(18,109)
Change in inventories	(5,363)	(2,447)	(7,672)
Change in other current assets	62,903	(64,324)	(30,591)
Change in accounts payable	(64,722)	123,059	(28,385)
Change in other current liabilities	(26,441)	(42,460)	12,367
Change in other assets and liabilities	(45,996)	(64,942)	38,893

Net cash provided by operating activities	562,754	492,265	556,549
Investing activities:
Utility capital/construction expenditures	(483,936)	(391,727)	(355,788)
Allowance for equity funds used during construction	4,898	(4,176)	(300)
Investments in external decommissioning fund	(54,996)	(48,967)	(39,183)
Other investments — net	(5,922)	454	(6,002)

Net cash used in investing activities	(539,956)	(444,416)	(401,273)
Financing activities:
Short-term borrowings — net	21,995	(61,005)	305,920
Proceeds from issuance of long-term debt	—	76,127	264,829
Repayment of long-term debt, including reacquisition premiums	(155,081)	(180,730)	(224,283)
Capital contributions from affiliates	282,768	358,632	—
Dividends and cash distributions paid to parent	(167,237)	(240,291)	(510,523)

Net cash used in financing activities	(17,555)	(47,267)	(164,057)

Net increase (decrease) in cash and cash equivalents	5,243	582	(8,781)
Cash and cash equivalents at beginning of year	11,926	11,344	20,125

Cash and cash equivalents at end of year	$17,169	$11,926	$11,344

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$84,789	$128,530	$100,145
Cash paid for income taxes (net of refunds received)	$84,957	$105,720	$85,243

See Notes to Consolidated Financial Statements

NSP-MINNESOTA

CONSOLIDATED BALANCE SHEETS

	December 31,

	2001	2000

	(Thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$17,169	$11,926
Accounts receivable — net of allowance for bad debts: $5,452 and $4,952, respectively	227,007	281,611
Accounts receivable from affiliates	31,528	49,699
Accrued unbilled revenues	125,770	194,547
Materials and supplies inventories	103,934	103,863
Fuel inventory	31,945	23,635
Gas inventory	25,122	28,140
Derivative instruments valuation	204	—
Prepayments and other	48,285	44,843

Total current assets	610,964	738,264

Property, plant and equipment, at cost:
Electric utility plant	6,582,337	6,388,697
Gas utility plant	695,338	666,078
Construction work in progress	316,468	157,509
Other	368,513	374,169

Total property, plant and equipment	7,962,656	7,586,453
Less accumulated depreciation	(4,310,214)	(4,017,813)
Nuclear fuel — net of accumulated amortization: $1,009,855 and $967,927, respectively	96,315	86,499

Net property, plant and equipment	3,748,757	3,655,139

Other assets:
Nuclear decommissioning fund investments	596,113	563,812
Other investments	22,542	24,892
Regulatory assets	226,088	226,547
Prepaid pension asset	188,287	107,784
Other	64,278	43,550

Total other assets	1,097,308	966,585

Total assets	$5,457,029	$5,359,988

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$153,134	$303,773
Short-term debt	381,184	359,189
Accounts payable	235,930	303,053
Accounts payable to affiliates	42,550	30,965
Taxes accrued	168,491	130,870
Dividends payable to parent	44,332	41,248
Other	76,004	121,435

Total current liabilities	1,101,625	1,290,533

Deferred credits and other liabilities:
Deferred income taxes	697,605	678,849
Deferred investment tax credits	82,598	91,088
Regulatory liabilities	468,051	496,313
Benefit obligations and other	133,771	146,541

Total deferred credits and other liabilities	1,382,025	1,412,791

Long-term debt	1,039,220	1,048,995
Mandatorily redeemable preferred securities of subsidiary trust (see Note 6)	200,000	200,000
Common stock — authorized 5,000,000 shares of $0.01 par value, outstanding 1,000,000 shares	10	10
Premium on common stock	762,155	479,387
Retained earnings	990,435	952,889
Leveraged ESOP	(18,564)	(24,617)
Accumulated other comprehensive income	123	—

Total common stockholder’s equity	1,734,159	1,407,669

Commitments and contingencies (See Note 13)
Total liabilities and equity	$5,457,029	$5,359,988

See Notes to Consolidated Financial Statements

NSP-MINNESOTA

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

						Accumulated
	Common Stock					Other
			Paid in	Retained	Leveraged	Comprehensive
	Shares	Amount	Capital	Earnings	ESOP	Income	Total

	(Thousands of dollars, except share information)
Balance at Dec. 31, 1998	1,000,000	$10	$462,070	$1,087,395	$(18,503)	$—	$1,530,972
Net income — comprehensive income				158,980			158,980
Contribution of capital to parent			(316,467)	(198,885)			(515,352)
Pooling of interests business combination				4,598			4,598
Repayment of ESOP loan					6,897		6,897

Balance at Dec. 31, 1999	1,000,000	10	145,603	1,052,088	(11,606)	—	1,186,095
Net income — comprehensive income				111,224			111,224
Contribution of capital to parent			(16,216)	(210,423)			(226,639)
Contribution of capital by parent			350,000				350,000
Loan to ESOP to purchase shares					(20,000)		(20,000)
Repayment of ESOP loan					6,989		6,989

Balance at Dec. 31, 2000	1,000,000	10	479,387	952,889	(24,617)	—	1,407,669
Net income				207,865			207,865
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 12)						121	121
Unrealized gain — marketable securities						2	2

Comprehensive income for 2001							207,988
Common dividends declared to parent				(170,319)			(170,319)
Contribution of capital by parent			282,768				282,768
Repayment of ESOP loan					6,053		6,053

Balance at Dec. 31, 2001	1,000,000	$10	$762,155	$990,435	$(18,564)	$123	$1,734,159

See Notes to Consolidated Financial Statements

NSP-MINNESOTA

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,

	2001		2000

	(Thousands of dollars)
Long-Term Debt
First Mortgage Bonds, Series due:
Dec. 1, 2000 - 2006, 3.65 - 4.10%	$11,225	(a)	$13,230	(a)
Oct. 1, 2001, 7.875%	—		150,000
March 1, 2003, 5.875%	100,000		100,000
April 1, 2003, 6.375%	80,000		80,000
Dec. 1, 2005, 6.125%	70,000		70,000
March 1, 2011, variable rate, 1.8% at Dec. 31, 2001 and 5.05% at Dec. 31, 2000	13,700	(b)	13,700	(b)
March 1, 2019, variable rate, 2.04% at Dec. 31, 2001 and 4.25% at Dec. 31, 2000	27,900	(b)	27,900	(b)
Sept. 1, 2019, variable rate 1.76% and 2.04% at Dec. 31, 2001 and 4.36% and 4.61% at Dec. 31, 2000	100,000	(b)	100,000	(b)
July 1, 2025, 7.125%	250,000		250,000
March 1, 2028, 6.5%	150,000		150,000
Guaranty Agreements, Series due: 2001 — May 1, 2003, 5.375% — 7.40%	29,200	(b)	29,950	(b)
Senior Notes Due Aug. 1, 2009, 6.875%	250,000		250,000
City of Becker Pollution Control Revenue Bonds — Series due April 1, 2030, 1.85% at Dec. 31, 2001 and 5.1% at Dec. 31, 2000	69,000	(b)	69,000	(b)
Anoka County Resource Recovery Bond — Series due Dec. 1, 2001 - 2008, 4.15% - 5.0%	16,090		17,990
Employee Stock Ownership Plan Bank Loans due 2001 - 2007, variable rate	18,564		24,617
Other	11,690		11,894
Unamortized discount — net	(5,015)		(5,513)

Total	1,192,354		1,352,768
Less redeemable bonds classified as current (See Note 4)	141,600		141,600
Less current maturities	11,534		162,173

Total NSP-Minnesota long-term debt	$1,039,220		$1,048,995

Mandatorily Redeemable Preferred Securities of Subsidiary Trust holding as its sole asset junior subordinated deferrable debentures of NSP-Minnesota, (see Note 6)	$200,000		$200,000

Common Stockholder’s Equity
Common stock — authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares in 2001 and 2000	$10		$10
Premium on common stock	762,155		479,387
Retained earnings	990,435		952,889
Leveraged ESOP	(18,564)		(24,617)
Accumulated other comprehensive income	123		—

Total common stockholder’s equity	$1,734,159		$1,407,669

(a)	Resource recovery financing
(b)	Pollution control financing

See Notes to Consolidated Financial Statements

NSP-WISCONSIN

STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

	(Thousands of dollars)
Operating revenues:
Electric utility	$450,895	$424,477	$411,532
Gas utility	123,053	110,023	82,375
Other	692	670	514

Total operating revenues	574,640	535,170	494,421
Operating expenses:
Electric fuel and purchased power	233,165	210,088	202,482
Cost of gas sold and transported	95,617	81,843	55,534
Other operating and maintenance expenses	106,999	105,235	100,024
Depreciation and amortization	41,645	40,502	42,117
Taxes (other than income taxes)	15,944	15,350	14,725
Special charges (see Note 2)	2,488	12,848	—

Total operating expenses	495,858	465,866	414,882

Operating income	78,782	69,304	79,539
Other income — net	837	937	659
Interest charges	22,069	19,255	18,530

Income before income taxes	57,550	50,986	61,668
Income taxes	21,158	20,690	25,302

Net income	$36,392	$30,296	$36,366

See Notes to Financial Statements

NSP-WISCONSIN

STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(Thousands of dollars)
Operating activities:
Net income	$36,392	$30,296	$36,366
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	42,724	41,473	43,044
Deferred income taxes	3,049	1,868	3,695
Amortization of investment tax credits	(819)	(827)	(838)
Allowance for equity funds used during construction	(1,449)	(200)	(271)
Undistributed equity in earnings of unconsolidated affiliates	(553)	(411)	(409)
Special charges — not requiring cash	2,427	2,459	—
Change in accounts receivable	13,696	(16,127)	(2,573)
Change in inventories	(485)	(31)	4,482
Change in other current assets	7,377	(10,235)	(361)
Change in accounts payable	(47,930)	24,265	6,144
Change in other current liabilities	1,645	2,162	(1,087)
Change in other assets and liabilities	(8,363)	(3,599)	(3,244)

Net cash provided by operating activities	47,711	71,093	84,948
Investing activities:
Utility capital/construction expenditures	(62,010)	(88,624)	(82,508)
Allowance for equity funds used during construction	1,449	200	271
Other investments — net	611	(161)	(614)

Net cash used in investing activities	(59,950)	(88,585)	(82,851)
Financing activities:
Short-term borrowings — net	18,400	(64,900)	24,900
Proceeds from issuance of long-term debt	—	79,399	—
Repayment of long-term debt	(34)	—	—
Contribution of capital by parent	26,353	—	—
Issuance of common stock to parent	—	29,977	—
Dividends paid to parent	(32,481)	(27,004)	(26,997)

Net cash provided by (used in) financing activities	12,238	17,472	(2,097)

Net increase (decrease) in cash and cash equivalents	(1)	(20)	—
Cash and cash equivalents at beginning of period	31	51	51

Cash and cash equivalents at end of period	$30	$31	$51

Supplemental disclosure of cash flow information
Cash paid for interest (net of amount capitalized)	$20,227	$17,175	$17,565
Cash paid for income taxes (net of refunds received)	$16,821	$22,665	$24,838

See Notes to Financial Statements

NSP-WISCONSIN

BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(Thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$30	$31
Accounts receivable — net of allowance for bad debts: $969 and $798, respectively	31,870	53,447
Accounts receivable from affiliates	3,006	—
Accrued unbilled revenues	20,596	29,113
Materials and supplies inventories	5,885	6,544
Fuel inventory	5,854	4,821
Gas inventory	3,311	3,200
Prepaid taxes	13,157	11,515
Prepayments and other	3,949	4,451

Total current assets	87,658	113,122

Property, plant and equipment, at cost:
Electric utility plant	1,132,114	1,066,446
Gas utility plant	127,635	123,979
Other and construction work in progress	115,435	127,408

Total property, plant and equipment	1,375,184	1,317,833
Less accumulated depreciation	(553,467)	(515,797)

Net property, plant and equipment	821,717	802,036

Other assets:
Other investments	9,824	9,867
Regulatory assets	37,123	38,536
Prepaid pension assets	28,563	18,561
Other	7,373	3,953

Total other assets	82,883	70,917

Total assets	$992,258	$986,075

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Short-term debt — notes payable to affiliate	34,300	15,900
Accounts payable	14,482	37,981
Accounts payable to affiliates	—	25,202
Dividends payable to parent	10,988	—
Other	22,515	19,951

Total current liabilities	82,319	99,068

Deferred credits and other liabilities:
Deferred income taxes	119,895	115,682
Deferred investment tax credits	15,628	16,451
Regulatory liabilities	16,891	18,818
Benefit obligations and other	34,925	32,787

Total deferred credits and other liabilities	187,339	183,738

Long-term debt	313,054	313,000
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Premium on common stock	59,771	33,418
Retained earnings	256,475	263,551

Total common stockholder’s equity	409,546	390,269
Commitments and contingencies (see Note 13)

Total liabilities and equity	$992,258	$986,075

See Notes to Financial Statements

NSP-WISCONSIN

STATEMENTS OF STOCKHOLDER’S EQUITY

	Common Stock
			Paid in	Retained
	Shares	Amount	Capital	Earnings	Total

	(Thousands of dollars, except share information)
Balance at Dec. 31, 1998	862,000	$86,200	$10,541	$250,890	$347,631
Net income — comprehensive income				36,366	36,366
Common dividends declared to parent				(26,997)	(26,997)

Balance at Dec. 31, 1999	862,000	86,200	10,541	260,259	357,000
Net income — comprehensive income				30,296	30,296
Common dividends declared to parent				(27,004)	(27,004)
Issuance of common stock to parent	71,000	7,100	22,877		29,977

Balance at Dec. 31, 2000	933,000	93,300	33,418	263,551	390,269
Net income — comprehensive income				36,392	36,392
Common dividends declared to parent				(43,468)	(43,468)
Contribution of capital by parent			26,353		26,353

Balance at Dec. 31, 2001	933,000	$93,300	$59,771	$256,475	$409,546

See Notes to Financial Statements

NSP-WISCONSIN

STATEMENTS OF CAPITALIZATION

	December 31,

	2001		2000

	(Thousands of dollars)
Long-Term Debt
First Mortgage Bonds Series due:
Oct. 1, 2003, 5.75%	$40,000		$40,000
March 1, 2023, 7.25%	110,000		110,000
Dec. 1, 2026, 7.375%	65,000		65,000
City of La Crosse Resource Recovery Bond — Series due Nov. 1, 2021, 6%	18,600	(a)	18,600	(a)
Fort McCoy System Acquisition — due Oct. 31, 2030, 7%	963		996
Senior Notes due Oct. 1, 2008, 7.64%	80,000		80,000
Unamortized discount	(1,475)		(1,562)

Total	313,088		313,034
Less current maturities	34		34

Total NSP-Wisconsin long-term debt	$313,054		$313,000

Common Stockholder’s Equity
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares in 2001 and 2000	$93,300		$93,300
Premium on common stock	59,771		33,418
Retained earnings	256,475		263,551

Total common stockholder’s equity	$409,546		$390,269

(a)	Resource recovery financing

See Notes to Financial Statements

PUBLIC SERVICE COMPANY OF COLORADO

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

	(Thousands of dollars)
Operating revenues:
Electric utility	$2,342,184	$2,014,554	$1,558,375
Electric trading	1,279,440	812,627	482,008
Gas utility	1,251,541	787,110	657,822
Steam and other	32,465	26,751	21,046

Total revenue	4,905,630	3,641,042	2,719,251
Operating expenses:
Electric fuel and purchased power	1,352,839	1,132,418	712,848
Electric trading costs	1,255,785	787,527	480,336
Cost of gas sold and transported	931,246	486,800	394,678
Cost of sales — steam and other	10,583	6,177	4,437
Other operating and maintenance expenses	473,437	413,665	403,772
Depreciation and amortization	239,309	210,704	194,365
Taxes (other than income taxes)	70,680	77,885	84,456
Special charges (see Note 2)	38,033	78,779	—

Total operating expenses	4,371,912	3,193,955	2,274,892

Operating income	533,718	447,087	444,359
Other income — net	4,578	13,102	12,654
Interest charges and financing costs:
Interest charges — net of amount capitalized	116,028	146,091	140,974
Distributions on redeemable preferred securities of subsidiary trust	15,200	15,200	15,200

Total interest charges and financing costs	131,228	161,291	156,174

Income before income taxes and extraordinary item	407,068	298,898	300,839
Income taxes	132,501	102,770	96,574

Net income before extraordinary item	274,567	196,128	204,265
Extraordinary item, net of income taxes of $940 (see Note 4)	(1,534)	—	—

Net income	$273,033	$196,128	$204,265

See Notes to Consolidated Financial Statements

PUBLIC SERVICE COMPANY OF COLORADO

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(Thousands of dollars)
Operating activities:
Net income	$273,033	$196,128	$204,265
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	242,999	216,212	202,634
Deferred income taxes	(13,309)	(8,582)	4,960
Amortization of investment tax credits	(4,152)	(5,481)	(5,173)
Allowance for equity funds used during construction	(393)	(54)	71
Special charges — not requiring cash	37,699	2,333	—
Unrealized gain on derivative financial instruments	(32)	—	—
Extraordinary item — net of tax	1,534	—	—
Change in accounts receivable	19,044	(29,653)	(25,687)
Changes in accrued utility revenues	99,851	(148,688)	(100,473)
Changes in recoverable purchased gas and electric energy costs	132,032	(106,098)	19,418
Change in inventories	(35,216)	36,480	(21,298)
Change in prepayments and other current assets	(6,166)	26,788	3,776
Change in accounts payable	(260,236)	278,703	126,517
Change in other current liabilities	9,441	(1,072)	34,622
Change in other assets and liabilities	11,095	3,688	32,065

Net cash provided by operating activities	507,224	460,704	475,697
Investing activities:
Capital/construction expenditures	(469,768)	(373,566)	(567,282)
Proceeds from disposition of property, plant and equipment	11,074	10,514	92,861
Allowance for equity funds used during construction	393	54	(71)
Payment received for notes receivable from affiliate	—	192,620	—
Other investments — net	1,046	1,521	10,746

Net cash used in investing activities	(457,255)	(168,857)	(463,746)
Financing activities:
Short-term borrowings — net	436,177	(200,992)	(47,121)
Proceeds from issuance of long-term debt — net	—	101,020	242,846
Repayment of long-term debt, including reacquisition premiums	(273,159)	(207,124)	(99,928)
Capital contribution from parent	15,249	160,000	109,372
Dividends paid to parent	(221,266)	(180,786)	(185,315)

Net cash (used in) provided by financing activities	(42,999)	(327,882)	19,854

Net increase (decrease) in cash and cash equivalents	6,970	(36,035)	31,805
Cash and cash equivalents at beginning of period	15,696	51,731	19,926

Cash and cash equivalents at end of period	$22,666	$15,696	$51,731

Supplemental disclosure of cash flow information
Cash paid for interest (net of amount capitalized)	$117,316	$162,823	$203,105
Cash paid for income taxes (net of refunds received)	$130,917	$104,349	$98,641

See Notes to Consolidated Financial Statements

PUBLIC SERVICE COMPANY OF COLORADO

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(Thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$22,666	$15,696
Accounts receivable — net of allowance for bad debts of $14,510 and $11,352, respectively	209,913	228,957
Accrued unbilled revenues	269,167	369,018
Recoverable purchased gas and electric energy costs	16,763	148,795
Materials and supplies inventories at average cost	40,893	41,106
Fuel inventory at average cost	22,135	21,399
Gas inventory — replacement cost in excess of LIFO: $11,331 and $106,790, respectively	79,505	44,812
Derivative instruments valuation — at market	3,855	—
Prepayments and other	56,001	15,974

Total current assets	720,898	885,757

Property, plant and equipment, at cost:
Electric utility	5,253,693	4,896,863
Gas utility	1,416,730	1,345,380
Other and construction work in progress	859,800	876,332

Total property, plant and equipment	7,530,223	7,118,575
Less: accumulated depreciation	(2,746,687)	(2,576,126)

Net property, plant and equipment	4,783,536	4,542,449

Other assets:
Other investments	10,112	11,158
Regulatory assets	192,841	251,154
Prepaid pension assets	60,797	43,362
Other	72,694	40,433

Total other assets	336,444	346,107

Total assets	$5,840,878	$5,774,313

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$17,174	$142,043
Short-term debt	591,377	155,200
Accounts payable	359,406	633,220
Accounts payable to affiliates	60,151	46,573
Taxes accrued	60,780	54,718
Dividends payable to parent	53,387	57,615
Derivative instruments valuation — at market	50,385	—
Other	141,245	124,128

Total current liabilities	1,333,905	1,213,497

Deferred credits and other liabilities:
Deferred income taxes	564,268	543,715
Deferred investment tax credits	79,652	83,804
Regulatory liabilities	49,048	45,027
Other deferred credits	12,435	24,632
Customers’ advances for construction	85,582	70,714
Benefit obligations and other	66,835	64,997

Total deferred credits and other liabilities	857,820	832,889

Long-term debt	1,465,055	1,610,741
Mandatorily redeemable preferred securities of subsidiary trust	194,000	194,000
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Paid-in capital	1,590,084	1,574,835
Retained earnings	404,347	348,351
Accumulated comprehensive income	(4,333)	—

Total common stockholder’s equity	1,990,098	1,923,186
Commitments and contingencies (see Note 13)

Total liabilities and equity	$5,840,878	$5,774,313

See Notes to Consolidated Financial Statements

PUBLIC SERVICE COMPANY OF COLORADO

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

					Accumulated
	Common Stock				Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

	(Thousands of dollars, except share information)
Balance at Dec. 31, 1998	100	$—	$1,302,119	$325,213	$—	$1,627,332
Net income — comprehensive income				204,265		204,265
Common dividends declared to parent				(183,428)		(183,428)
Contribution of capital by parent			109,372			109,372
Contribution of subsidiary’s stock by parent			3,344			3,344

Balance at Dec. 31, 1999	100	—	1,414,835	346,050	—	1,760,885
Net income — comprehensive income				196,128		196,128
Common dividends declared to parent				(193,827)		(193,827)
Contribution of capital by parent			160,000			160,000

Balance at Dec. 31, 2000	100	—	1,574,835	348,351	—	1,923,186
Net income				273,033		273,033
Net unrealized transition gain at adoption, Jan. 1, 2001 (see Note 12)					1,649	1,649
After-tax net unrealized losses related to derivatives accounted for as hedges (see Note 12)					(26,319)	(26,319)
After-tax net realized losses on derivative transactions reclassified into earnings (see Note 12)					20,348	20,348
Unrealized loss — marketable securities					(11)	(11)

Comprehensive income for 2001						268,700
Common dividends declared to parent				(217,037)		(217,037)
Contribution of capital by parent			15,249			15,249

Balance at Dec. 31, 2001	100	$—	$1,590,084	$404,347	$(4,333)	$1,990,098

See Notes to Consolidated Financial Statements

PUBLIC SERVICE COMPANY OF COLORADO

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,

	2001		2000

	(Thousands of dollars)
Long-Term Debt
First Mortgage Bonds, Series due:
Jan. 1, 2001, 6%	$—		$102,667
April 15, 2003, 6%	250,000		250,000
March 1, 2004, 8.125%	100,000		100,000
Nov. 1, 2005, 6.375%	134,500		134,500
June 1, 2006, 7.125%	125,000		125,000
April 1, 2008, 5.625%	18,000	(b)	18,000	(b)
June 1, 2012, 5.5%	50,000	(b)	50,000	(b)
April 1, 2014, 5.875%	61,500	(b)	61,500	(b)
Jan. 1, 2019, 5.1%	48,750	(b)	48,750	(b)
March 1, 2022, 8.75%	147,840		147,840
Jan. 1, 2024, 7.25%	110,000		110,000
Unsecured Senior A Notes, due July 15, 2009, 6.875%	200,000		200,000
Secured Medium-Term Notes, due Oct. 22, 2002 - March 5, 2007, 6.45% - 7.65%	190,000		226,500
Other secured long-term debt 13.25%	—		29,777
PSCCC Unsecured Medium-Term Notes, variable rate 7.40% at Dec. 31, 2000	—		100,000
Unamortized discount	(5,282)		(5,952)
Capital lease obligations, 11.2% due in installments through May 31, 2025	51,921		54,202

Total	1,482,229		1,752,784
Less current maturities	17,174		142,043

Total PSCo long-term debt	$1,465,055		$1,610,741

Mandatorily Redeemable Preferred Securities of Subsidiary Trust
Holding as its sole asset junior subordinated deferrable debentures of PSCo (see Note 6)	$194,000		$194,000

Common Stockholder’s Equity
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares outstanding in 2001 and 2000	$—		$—
Premium on common stock	1,590,084		1,574,835
Retained earnings	404,347		348,351
Accumulated other comprehensive income (loss)	(4,333)		—

Total common stockholder’s equity	$1,990,098		$1,923,186

(a)	Resource recovery financing

(b)	Pollution control financing

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

CONSOLIDATED STATEMENTS OF INCOME

	Year Ended December 31,

	2001	2000	1999

	(Thousands of dollars)
Operating revenues	$1,385,458	$1,079,580	$925,937
Operating expenses:
Electric fuel and purchased power	863,624	582,013	450,150
Other operating and maintenance expenses	154,410	149,036	137,792
Depreciation and amortization	83,972	78,526	75,946
Taxes (other than income taxes)	48,383	47,407	49,290
Special charges (see Note 2)	4,512	24,345	—

Total operating expenses	1,154,901	881,327	713,178

Operating income	230,557	198,253	212,759
Other income (deductions) — net	11,814	11,468	10,784
Interest charges and financing costs:
Interest charges — net of amount capitalized	45,067	54,643	53,585
Distributions on redeemable preferred securities of subsidiary trust	7,850	7,850	7,850

Total interest charges and financing costs	52,917	62,493	61,435

Income before income taxes and extraordinary items	189,454	147,228	162,108
Income taxes	71,175	58,776	59,399

Income before extraordinary items	118,279	88,452	102,709
Extraordinary items, net of income taxes of $5,747 and $(8,549), respectively (see Note 10)	11,821	(18,960)	—

Net income	$130,100	$69,492	$102,709

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,

	2001	2000	1999

	(Thousands of dollars)
Operating activities:
Net income	$130,100	$69,492	$102,709
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	88,183	82,617	78,085
Deferred income taxes	3,609	45,871	15,922
Amortization of investment tax credits	(250)	(250)	(250)
Allowance for equity funds used during construction	—	11	(1,040)
Special charges — not requiring cash	4,377	—	—
Deferred energy costs	104,249	—	—
Extraordinary items (see Note 10)	(11,821)	18,960	—
Change in accounts receivable	17,191	5,049	(7,737)
Change in inventories	583	5,766	(1,065)
Change in other current assets	(8,641)	(146,925)	(36,212)
Change in accounts payable	(68,056)	55,118	12,285
Change in other current liabilities	50,270	(3,056)	(19,195)
Change in other assets and liabilities	(47,012)	(45,485)	(12,769)

Net cash provided by operating activities	262,782	87,168	130,733
Investing activities:
Capital/construction expenditures	(117,431)	(103,915)	(118,834)
Allowance for equity funds used during construction	—	(11)	1,040
Cost of disposition of property, plant and equipment	(3,592)	(3,433)	(2,396)
Other investments — net	119,986	(6,349)	(355)

Net cash used in investing activities	(1,037)	(113,708)	(120,545)
Financing activities:
Short-term borrowings — net	(674,579)	496,834	83,584
Proceeds from issuance of long-term debt — net	500,168	—	99,846
Repayment of long-term debt, including reacquisition premiums	—	(383,145)	(114,846)
Capital contribution by parent	52,437	—	4,697
Dividends paid to parent	(85,098)	(77,855)	(83,287)

Net cash provided by (used in) financing activities	(207,072)	35,834	(10,006)

Net increase in cash and cash equivalents	54,673	9,294	182
Cash and cash equivalents at beginning of period	10,826	1,532	1,350

Cash and cash equivalents at end of period	$65,499	$10,826	$1,532

Supplemental disclosure of cash flow information
Cash paid for interest (net of amount capitalized)	$45,001	$70,857	$53,819
Cash paid for income taxes (net of refunds received)	$83,715	$17,490	$51,117

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2001	2000

	(Thousands of dollars)
ASSETS
Current assets:
Cash and cash equivalents	$65,499	$10,826
Accounts receivable — net of allowance for bad debts of $1,785 and $845, respectively	61,688	73,986
Accounts receivable from affiliates	—	4,893
Accrued unbilled revenues	75,924	87,484
Recoverable electric energy costs	—	104,249
Materials and supplies inventories at average cost	12,588	13,500
Fuel and gas inventories at average cost	1,390	1,061
Current portion of accumulated deferred income taxes	10,068	—
Prepayments and other	10,170	38

Total current assets	237,327	296,037

Property, plant and equipment, at cost:
Electric utility	3,056,459	2,884,702
Other and construction work in progress	55,436	115,210

Total property, plant and equipment	3,111,895	2,999,912
Less: accumulated depreciation	(1,275,501)	(1,199,158)

Net property, plant and equipment	1,836,394	1,800,754

Other assets:
Notes receivable from affiliate	—	119,036
Other investments	11,345	12,295
Regulatory assets	96,613	74,359
Prepaid pension asset	82,503	61,359
Deferred charges and other	36,598	28,796

Total other assets	227,059	295,845

Total Assets	$2,300,780	$2,392,636

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$—	$674,579
Accounts payable	72,204	129,044
Accounts payable to affiliates	1,891	13,107
Taxes accrued	35,274	19,141
Interest accrued	9,696	7,139
Dividends payable to parent	20,969	22,354
Current portion of accumulated deferred income taxes	—	36,307
Derivative instruments valuation — at market	1,131	—
Other	68,105	26,400

Total current liabilities	209,270	928,071

Deferred credits and other liabilities:
Deferred income taxes	392,907	362,206
Deferred investment tax credits	4,467	4,718
Regulatory liabilities	1,117	1,275
Derivative instruments valuation — at market	5,809	—
Benefit obligations and other	15,815	18,231

Total deferred credits and other liabilities	420,115	386,430

Long-term debt	725,375	226,506
Mandatorily redeemable preferred securities of subsidiary trust	100,000	100,000
Common stock — authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Premium on common stock	405,536	353,099
Retained earnings	444,917	398,530
Accumulated comprehensive income (loss)	(4,433)	—

Total common stockholder’s equity	846,020	751,629
Commitments and contingencies (see Notes 10 and 13)

Total Liabilities and Equity	$2,300,780	$2,392,636

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

CONSOLIDATED STATEMENTS OF STOCKHOLDER’S EQUITY

					Accumulated
	Common Stock				Other
			Paid in	Retained	Comprehensive
	Shares	Amount	Capital	Earnings	Income	Total

	(Thousands of dollars, except share information)
Balance at Dec. 31, 1998	100	$—	$348,402	$389,818	$—	$738,220
Net income — comprehensive income				102,709		102,709
Common dividends declared to parent				(84,243)		(84,243)
Contribution of capital by parent			4,697			4,697

Balance at Dec. 31, 1999	100	—	353,099	408,284	—	761,383
Net income — comprehensive income				69,492		69,492
Common dividends declared to parent				(79,246)		(79,246)

Balance at Dec. 31, 2000	100	—	353,099	398,530	—	751,629
Net income				130,100		130,100
Net unrealized transition loss at adoption, Jan. 1, 2001 (see Note 12)					(2,626)	(2,626)
After-tax net unrealized losses related to derivatives accounted for as hedges (see Note 12)					(2,394)	(2,394)
After-tax net realized losses on derivatives transactions reclassified into earnings (see Note 12)					587	587

Comprehensive income for 2001						125,667
Common dividends declared to parent				(83,713)		(83,713)
Contribution of capital by parent			52,437			52,437

Balance at Dec. 31, 2001	100	$—	$405,536	$444,917	$(4,433)	$846,020

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE COMPANY

CONSOLIDATED STATEMENTS OF CAPITALIZATION

	December 31,

	2001	2000

	(Thousands of dollars)
Long-Term Debt
Unsecured Senior A Notes, due March 1, 2009, 6.2%	$100,000	$100,000
Unsecured Senior B Notes, due Nov. 1, 2006, 5.125%	500,000	—
Pollution control obligations, securing pollution control revenue bonds,
Not collateralized by First Mortgage Bonds due:
July 1, 2011, 5.2%	44,500	44,500
July 1, 2016, 1.7% at Dec. 31, 2001 and 5.1% at Dec. 31, 2000	25,000	25,000
Sept. 1, 2016, 5.75% series	57,300	57,300
Less: funds held by Trustee	—	(168)
Unamortized discount	(1,425)	(126)

Total SPS long-term debt	$725,375	$226,506

Mandatorily Redeemable Preferred Securities of Subsidiary Trust
Holding as its sole asset junior subordinated deferrable debentures of SPS (Note 6)	$100,000	$100,000

Common Stockholder’s Equity
Common stock — authorized 200 shares of $1 par value; Outstanding 100 shares in 2001 and 2000	$—	$—
Premium on common stock	405,536	353,099
Retained earnings	444,917	398,530
Accumulated other comprehensive income (loss)	(4,433)	—

Total common stockholder’s equity	$846,020	$751,629

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.     Summary of Significant Accounting Policies (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      Merger and Basis of Presentation — On Aug. 18, 2000, NSP and NCE merged and formed Xcel Energy Inc. Each share of NCE common stock was exchanged for 1.55 shares of Xcel Energy common stock. NSP shares became Xcel Energy shares on a one-for-one basis. Cash was paid in lieu of any fractional shares of Xcel Energy common stock. The merger was structured as a tax-free, stock-for-stock exchange for shareholders of both companies (except for fractional shares) and accounted for as a pooling-of-interests. At the time of the merger, Xcel Energy registered as a holding company under the PUHCA.

      Pursuant to the merger agreement, NCE was merged with and into NSP. NSP, as the surviving legal corporation, changed its name to Xcel Energy. Also, as part of the merger, NSP transferred its existing utility operations that were being conducted directly by NSP at the parent company level to a newly formed wholly owned subsidiary of Xcel Energy, which was renamed NSP-Minnesota.

      Consistent with pooling accounting requirements, results and disclosures for all periods prior to the merger have been restated for consistent reporting with post-merger organization and operations.

      Business and System of Accounts — This report reflects Xcel Energy’s four largest domestic utility subsidiaries, NSP-Minnesota, NSP-Wisconsin, PSCo and SPS, which are engaged principally in the generation, purchase, transmission, distribution and sale of electricity and in the purchase, transportation, distribution and sale of natural gas. Xcel Energy and its subsidiaries are subject to the regulatory provisions of the PUHCA. The utility subsidiaries are subject to regulation by the FERC and state utility commissions. All of the utility companies’ accounting records conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions, which are the same in all material aspects.

      Principles of Consolidation — NSP-Minnesota and PSCo each have a number of subsidiaries, which have been consolidated. In the consolidation process, we eliminate all significant intercompany transactions and balances.

      NSP-Minnesota and NSP-Wisconsin have subsidiaries for which they use the equity method of accounting for their investments and record their portion of earnings from such investments after subtracting income taxes.

      Revenue Recognition — Xcel Energy’s utility subsidiaries record utility revenues based on a calendar month, but read meters and bill customers according to a cycle that doesn’t necessarily correspond with the calendar month’s end. To compensate, we estimate and record unbilled revenues from the monthly meter-reading dates to the month’s end.

      Xcel Energy’s utility subsidiaries have various rate adjustment mechanisms in place that currently provide for the recovery of certain purchased natural gas and electric energy costs. These cost adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, as prescribed by the appropriate regulatory agencies, for any difference between the total amount collected under the clauses and the recoverable costs incurred.

      PSCo’s electric rates in Colorado are adjusted under the ICA mechanism, which takes into account changes in energy costs and certain trading revenues and losses that are shared with the customer. SPS’ rates in Texas have fixed fuel factor and periodic fuel filing, reconciling and reporting requirements, which provide cost recovery. In New Mexico, SPS has recently reinstituted a monthly fuel and purchased power cost recovery factor. NSP-Wisconsin’s rates include a cost-of-energy adjustment clause for purchased natural gas, but not for purchased electricity or electric fuel. NSP-Wisconsin can request recovery of those electric costs prospectively through the rate review process, which normally occurs every two years, and an interim fuel-cost hearing process.

      In Colorado, PSCo operates under an electric Performance-Based Regulatory Plan, which results in an annual earnings test. NSP-Minnesota and PSCo’s rates include monthly adjustments for the recovery of conservation and energy management program costs, which are reviewed annually.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Trading Operations — Beginning with year-end 2000 reporting, Xcel Energy’s utility subsidiaries changed its policy for the presentation of energy trading operating results. Previously, trading margins were recorded net of costs in electric and natural gas revenues. After the merger, Xcel Energy’s utility subsidiaries elected to report trading revenues separately from trading costs. 1999 results have been reclassified for consistency with the 2000 and 2001 presentation.

      The results of the electric trading activity are initially recorded at NSP-Minnesota and PSCo. Pursuant to a Joint Operating Agreement, approved by the FERC as a part of the merger, the activity is then apportioned to the other operating utilities of Xcel Energy. NSP-Minnesota’s and PSCo’s trading revenues and costs do not include the revenue and production costs associated with energy produced from generation assets; however, trading results at PSCo include the impacts of the ICA rate-sharing mechanism. In addition, trading results at NSP-Minnesota and PSCo are recorded using mark-to-market accounting. For more information, see Notes 11 and 12 to the Financial Statements.

      Property, Plant, Equipment and Depreciation — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and applicable interest expense. The cost of plant retired, plus net removal cost is charged to accumulated depreciation and amortization. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance are charged to expense as incurred. Maintenance and replacement of items determined to be less than units of property are charged to operating expenses.

      Xcel Energy’s utility subsidiaries determine the depreciation of their plant by using the straight-line method, which spreads the original cost equally over the plant’s useful life. Depreciation expense for Xcel Energy’s utility subsidiaries, expressed as a percentage of average depreciable property, for the years ended Dec. 31, is listed in the following table:

	2001	2000	1999

NSP-Minnesota	4.2%	3.7%	3.9%
NSP-Wisconsin	3.1%	3.3%	3.7%
PSCo	3.0%	2.8%	2.8%
SPS	2.8%	2.7%	2.7%

      PSCo’s property, plant and equipment includes approximately $18 million and $25 million, respectively, for costs associated with the engineering design of the future Pawnee 2 generating station and certain water rights obtained for a future generating station in Colorado. PSCo is earning a return on these investments based on its weighted average cost of debt in accordance with a Colorado Public Utilities Commission (CPUC) rate order.

      Allowance for Funds Used During Construction (AFDC) and Capitalized Interest — AFDC, a noncash item, represents the cost of capital used to finance utility construction activity. AFDC is computed by applying a composite pretax rate to qualified construction work in progress. The amount of AFDC capitalized as a utility construction cost is credited to other income and deductions (for equity capital) and interest charges (for debt capital). AFDC amounts capitalized are included in Xcel Energy’s utility subsidiaries rate base for establishing utility service rates. In addition to construction-related amounts, AFDC also is recorded to reflect returns on capital used to finance conservation programs in Minnesota. Interest capitalized as AFDC for Xcel Energy’s utility subsidiaries is listed in the following table (Millions of dollars):

	2001	2000	1999

NSP-Minnesota	$11.9	$3.8	$4.7
NSP-Wisconsin	$1.1	$2.3	$1.1
PSCo	$12.1	$9.4	$10.7
SPS	$4.4	$4.5	$2.7

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Decommissioning — NSP-Minnesota accounts for the future cost of decommissioning — or permanently retiring — its nuclear generating plants through annual depreciation accruals using an annuity approach designed to provide for full rate recovery of the future decommissioning costs. Our decommissioning calculation covers all expenses, including decontamination and removal of radioactive material, and extends over the estimated lives of the plants. The calculation assumes that NSP-Minnesota and NSP-Wisconsin will recover those costs through rates. For more information on nuclear decommissioning, see Note 14 to the Financial Statements.

      PSCo also previously operated a nuclear generating plant, which has been decommissioned. PSCo’s costs associated with decommissioning were deferred and are being amortized consistent with the CPUC regulatory recovery.

      Nuclear Fuel Expense — Nuclear fuel expense, which is recorded as NSP-Minnesota’s nuclear generating plants use fuel, includes the cost of nuclear fuel used in the current period, as well as future disposal costs of spent nuclear fuel. In addition, nuclear fuel expense includes fees assessed by the U.S. Department of Energy (DOE) and NSP-Minnesota’s portion of the cost of decommissioning or shutting down the DOE’s fuel enrichment facility.

      Environmental Costs — We record environmental costs when it is probable we are liable for the costs and we can reasonably estimate the liability. We may defer costs as a regulatory asset based on our expectation that we will recover these costs from customers in future rates. Otherwise, we expense the costs. If an environmental expense is related to facilities we currently use, such as pollution-control equipment, we capitalize and depreciate the costs over the life of the plant, assuming the costs are recoverable in future rates or future cash flow.

      We record estimated remediation costs, excluding inflationary increases and possible reductions for insurance coverage and rate recovery. The estimates are based on our experience, our assessment of the current situation and the technology currently available for use in the remediation. We regularly adjust the recorded costs as we revise estimates and as remediation proceeds. If we are one of several designated responsible parties, we estimate and record only our share of the cost. We treat any future costs of restoring sites where operation may extend indefinitely as a capitalized cost of plant retirement. The depreciation expense levels we can recover in rates include a provision for these estimated removal costs.

      Income Taxes — Xcel Energy and its utility subsidiaries file consolidated federal and combined and separate state income tax returns. Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of taxable income or loss. In accordance with the PUHCA requirements, the holding company also allocates its own net income tax benefits to its direct subsidiaries based on the positive taxable income of each company in the consolidated federal or combined state returns. Xcel Energy’s utility subsidiaries defer income taxes for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities. We use the tax rates that are scheduled to be in effect when the temporary differences are expected to turn around, or reverse.

      Due to the effects of past regulatory practices, when deferred taxes were not required to be recorded, we account for the reversal of some temporary differences as current income tax expense. We defer investment tax credits and spread their benefits over the estimated lives of the related property. Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which we summarize in Note 15 to the Financial Statements. For more information on income tax, see Note 8 to the Financial Statements.

      Derivative Financial Instruments — Xcel Energy’s utility subsidiaries utilize a variety of derivatives, including interest rate swaps and locks to reduce exposure to interest rate risk and energy contracts to reduce exposure to commodity price risk. The energy contracts are both financial- and commodity-based in the energy trading and energy nontrading operations. These contracts consist mainly of commodity futures and options, index or fixed price swaps and basis swaps.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      On Jan. 1, 2001, Xcel Energy’s utility subsidiaries adopted Statement of Financial Accounting Standard (SFAS) No. 133, “Accounting for Derivative Instruments and Hedging Activity,” as amended by SFAS No. 137 and SFAS No. 138 (collectively referred to as SFAS No. 133). For more information on the impact of SFAS No. 133 discussion of risk management and derivative activities, see Notes 11 and 12 to the Financial Statements.

      Use of Estimates — In recording transactions and balances resulting from business operations, Xcel Energy’s utility subsidiaries use estimates based on the best information available. We use estimates for such items as plant depreciable lives, tax provisions, uncollectible amounts, environmental costs, unbilled revenues and actuarially determined benefit costs. We revise the recorded estimates when we get better information or when we can determine actual amounts. Those revisions can affect operating results. Each year we also review the depreciable lives of certain plant assets and revise them if appropriate.

      Cash Equivalents — Xcel Energy’s utility subsidiaries consider investments with a remaining maturity of three months or less at the time of purchase to be cash equivalents. Those instruments are primarily commercial paper and money market funds.

      Inventory — All inventories are recorded at average cost, with the exception of natural gas in underground storage at PSCo, which is recorded using last-in-first-out pricing.

      Regulatory Accounting — Xcel Energy’s utility subsidiaries account for certain income and expense items using SFAS No. 71. Under SFAS No. 71:

•	we defer certain costs, which would otherwise be charged to expense, as regulatory assets based on our expected ability to recover them in future rates; and

•	we defer certain credits, which would otherwise be reflected as income, as regulatory liabilities based on our expectation they will be returned to customers in future rates.

      We base our estimates of recovering deferred costs and returning deferred credits on specific ratemaking decisions or precedent for each item. We amortize regulatory assets and liabilities consistent with the period of expected regulatory treatment.

      Intangible Assets and Deferred Financing Costs — Effective Jan. 1, 2002, the utility subsidiaries of Xcel Energy implemented SFAS No. 142. This statement will require different accounting for intangible assets as compared to goodwill. Intangible assets will be amortized over their economic useful life and reviewed for impairment in accordance with SFAS No. 121. Goodwill should not be amortized after adoption of SFAS No. 142. Non–amortized intangible assets and goodwill should be tested for impairment annually and on an interim basis if an event or circumstance occurs between annual tests that might reduce the fair value of that asset.

      NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have immaterial amounts of unamortized intangible assets and no amounts of goodwill as of Dec. 31, 2001 and 2000. Consequently, the adoption of SFAS No. 142 as required as of Jan. 1, 2002 is expected to have an immaterial or no effect on the results of operations or financial position of those companies.

      Other assets included deferred financing costs, which we are amortizing over the remaining maturity periods of the related debt. Xcel Energy’s utility subsidiaries’ deferred financing costs, net of amortization at Dec. 31, is listed in the following table (Millions of dollars):

	2001	2000

NSP-Minnesota	$12.4	$13.4
NSP-Wisconsin	$1.9	$2.1
PSCo	$14.2	$16.6
SPS	$9.2	$6.8

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Reclassifications — We reclassified certain items in the 1999 and 2000 income statements and the 2000 balance sheets to conform to the 2001 presentation. These reclassifications had no effect on net income. Reported amounts for periods prior to the merger have been restated to reflect the merger as if it had occurred as of Jan. 1, 1999. The reclassifications were primarily to conform the presentation of all consolidated Xcel Energy subsidiaries to a standard corporate presentation.

2.     Merger Costs and Special Charges (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      2001 — Postemployment Benefits — PSCo adopted accrual accounting for postemployment benefits under SFAS No. 112 — “Employers Accounting for Postemployment Benefits” in 1994. The costs of these benefits have been recorded on a pay-as-you-go basis and, accordingly, PSCo recorded a regulatory asset in anticipation of obtaining future rate recovery of these transition costs. PSCo recovered its FERC jurisdictional portion of these costs. PSCo requested approval to recover its Colorado retail natural gas jurisdictional portion in a 1996 retail rate case and its retail electric jurisdictional portion in the electric earnings test filing for 1997.

      In the 1996 rate case, the CPUC allowed recovery of postemployment benefit costs on an accrual basis, but denied PSCo’s request to amortize the transition costs regulatory asset. PSCo appealed this decision to the Denver District Court. In 1998, the CPUC deferred the final determination of the regulatory treatment of the electric jurisdictional costs pending the outcome of PSCo’s appeal on the natural gas rate case. On Dec. 16, 1999, the Denver District Court affirmed the decision by the CPUC.

      On July 2, 2001, the Colorado Supreme Court affirmed the District Court decision. Accordingly, PSCo has written off $23 million pretax of regulatory assets related to deferred postemployment benefit costs as of June 30, 2001, since all means of regulatory recovery has been denied.

      2001 — Restaffing — During the fourth quarter of 2001, Xcel Energy expensed pretax special charges of $39 million for expected staff consolidation costs. The charges related to severance costs for utility operations resulting from the restaffing plans of several operating and corporate support areas of Xcel Energy, relate primarily to nonbargaining positions. We accrued costs for 500 staff terminations, which are expected to occur, mainly in the first quarter of 2002, across all regions of Xcel Energy’s service territory, but primarily in Minneapolis and Denver. As of Jan. 31, 2002, 239 of these terminations had occurred. Approximately $36 million of these restaffing costs were allocated to Xcel Energy’s utility subsidiaries consistent with service company cost allocation methodologies utilized under the requirements of the PUHCA. See summary of costs by utility subsidiary below.

      2000 — Merger Costs — Upon consummation of the merger in 2000, Xcel Energy expensed pretax special charges related to its regulated operations totaling $199 million. During 2000, an allocation of approximately $188 million of merger costs was made to Xcel Energy’s utility subsidiaries consistent with prior regulatory filings, in proportion to expected merger savings by company and consistent with service company cost allocation methodologies utilized under the requirements of the PUHCA. These costs are reported on the accompanying financial statements as special charges.

      Of the total pretax special charges recorded by Xcel Energy that related to its regulated operations, $159 million was recorded during the third quarter of 2000 and $40 million was recorded during the fourth quarter of 2000. See Note 18 to the Financial Statements for the quarterly impacts on Xcel Energy’s utility subsidiaries.

      The total pretax charges included $52 million related to one-time transaction-related costs incurred in connection with the merger of NSP and NCE. These transaction costs include investment banker fees, legal and regulatory approval costs, and expenses for support of and assistance with planning and completing the merger transaction.

      Also included in the total were $147 million of pretax charges pertaining to incremental costs of transition and integration activities associated with merging operations. These transition costs include approximately $77 million for severance and related expenses associated with staff reductions of 721 employees, 706 of whom

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

were released through Jan. 31, 2002. The staff reductions were nonbargaining positions mainly in corporate and operations support areas. Other transition and integration costs include amounts incurred for facility consolidation, systems integration, regulatory transition, merger communications and operations integration assistance.

      Accrued Special Charges — The following table summarizes activity related to accrued special charges in 2001 and 2000 (Millions of dollars):

		Payments
		Through	Dec. 31,			Dec. 31,
	Expensed	Dec. 31,	2000	Expensed	Payments	2001
	2000	2000	Liability*	2001	2001	Liability*

Employee severance and related costs	$77	$(29)	$48	$39	$(50)	$37
Regulatory transition costs	12	(7)	5	—	(5)	—
Other transition and integration costs	58	(56)	2	—	(2)	—

Total accrued special charges	$147	$(92)	$55	$39	$(57)	$37

Special charge activities for utility subsidiaries:
NSP-Minnesota	$72	$(53)	$19	$14	$(28)	$5
NSP-Wisconsin	13	(10)	3	2	(3)	2
PSCo	79	(77)	2	15	(15)	2
SPS	24	(23)	1	5	(5)	1

*	Reported on the balance sheet in other current liabilities.

3.     Short-Term Borrowings (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      Notes Payable and Commercial Paper — Information regarding notes payable and commercial paper for the years ended Dec. 31, 2001 and 2000 is (Thousands of dollars, except interest rates):

	2001	2000

NSP-Minnesota
Notes payable to banks	$184	$189
Commercial paper	381,000	359,000

Total short-term debt	$381,184	$359,189

Weighted average interest rate at year end	2.16%	6.32%
PSCo
Notes payable to banks	$—	$—
Commercial paper	562,812	155,200

Total short-term debt	$562,812	$155,200

Weighted average interest rate at year end	2.76%	6.51%
SPS
Notes payable to banks	$—	$—
Commercial paper	—	674,579

Total short-term debt	—	$674,579

Weighted average interest rate at year end	n/a	6.55%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      NSP-Wisconsin has an intercompany borrowing arrangement with NSP-Minnesota, with interest charged at NSP-Minnesota’s short-term borrowing rate. At Dec. 31, 2001 and 2000, NSP-Wisconsin had $34.3 million and $15.9 million, respectively, in short-term borrowings. The weighted average interest rate for NSP-Wisconsin was 2.16 percent at Dec. 31, 2001 and 6.89 percent at Dec. 31, 2000.

      Bank Lines of Credit and Compensating Bank Balances — At Dec. 31, 2001, NSP-Minnesota, PSCo and SPS had credit facilities with several banks. They paid for these lines of credit with a combination of fee payments and compensating balances.

	Period beginning	Period	Amount

NSP-Minnesota	August 2001	364 days	$300 million
PSCo	June 2001	364 days	$600 million
SPS	February 2001	364 days	$300 million

      The SPS $300 million facility expired on Feb. 22, 2002 and was replaced on Feb. 19, 2002 with a $250 million credit agreement. The facilities provide short-term financing in the form of bank loans and letters of credit, but their primary purpose is support for commercial paper borrowings.

4.     Long-Term Debt (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      Except for SPS and other minor exclusions, all property of Xcel Energys’ utility subsidiaries is subject to the liens of their first mortgage indentures, which are contracts between the companies and their bondholders. In addition, certain SPS payments under its pollution control obligations are pledged to secure obligations of the Red River Authority of Texas.

      There are annual sinking-fund requirements in our utility subsidiaries’ first mortgage indentures, in the amounts necessary to redeem 1 percent of the highest principal amount of each series of first mortgage bonds at any time outstanding, excluding series issued for pollution control and resource recovery financings and certain other series totaling $1.7 billion.

      NSP-Minnesota, NSP-Wisconsin and PSCo expect to satisfy substantially all of their sinking fund obligations in accordance with the terms of their respective indentures through the application of property additions. SPS has no significant sinking fund requirements.

      NSP-Minnesota’s 2011 series bonds are redeemable upon seven days notice at the option of the bondholder. NSP-Minnesota also is potentially liable for repayment of the 2019 series when the bonds are tendered, which occurs each time the variable interest rates change. Because of the terms that allow the holders to redeem these bonds on short notice, we include them in the current portion of long-term debt reported under current liabilities on the balance sheets.

      In addition, NSP-Minnesota’s first mortgage indenture places certain restrictions on the amount of cash dividends it can pay us, the holder of its common stock. Even with these restrictions, NSP-Minnesota could have paid more than $825 million in additional cash dividends on common stock at Dec. 31, 2001.

      Maturities and sinking fund requirements for long-term debt for our utility subsidiaries are listed in the following table (Millions of dollars):

	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS

2002	$153	$1	$17	$—
2003	$218	$41	$284	$—
2004	$10	$1	$149	$—
2005	$76	$1	$138	$—
2006	$5	$1	$129	$500

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Extraordinary Item — During the fourth quarter of 2001, PSCo’s subsidiary, 1480 Welton, Inc., redeemed its long-term debt and in doing so incurred redemption premiums and other costs of $2.5 million. These costs are reported as an extraordinary item on PSCo’s Consolidated Statement of Income.

5.     Preferred Stock (PSCo and SPS)

      SPS, PSCo and one of PSCo’s subsidiaries have authorized the issue of preferred shares.

	Preferred Shares		Preferred Shares
	Authorized	Par Value	Outstanding

Southwestern Public Service Co.	10,000,000	$1.00	none
Public Service Co. of Colorado	10,000,000	$0.01	none
PS Colorado Credit Corp.	25,000,000	$1.00	none

6.	Mandatorily Redeemable Preferred Securities of Subsidiary Trusts (NSP-Minnesota, PSCo and SPS)

      In 1997, NSP Financing I, a wholly owned, special-purpose subsidiary trust of NSP-Minnesota, issued $200 million of 7.875 percent trust preferred securities that mature in 2037. Distributions paid by the subsidiary trust on the preferred securities are financed through interest payments on debentures issued by NSP-Minnesota and held by the subsidiary trust, which are eliminated in consolidation. The preferred securities are redeemable at $25 per share beginning in 2002. Distributions and redemption payments are guaranteed by NSP-Minnesota.

      In 1998, PSCo Capital Trust I, a wholly owned, special-purpose subsidiary trust of PSCo, issued $194 million of 7.60 percent trust preferred securities that mature in 2038. Distributions paid by the subsidiary trust on the preferred securities are financed through interest payments on debentures issued by PSCo and held by the subsidiary trust, which are eliminated in consolidation. The securities are redeemable at the option of PSCo after May 2003, at 100 percent of the principal amount outstanding plus accrued interest. Distributions and redemption payments are guaranteed by PSCo.

      In 1996, SPS Capital I, a wholly owned, special-purpose subsidiary trust of SPS, issued $100 million of 7.85 percent trust preferred securities that mature in 2036. Distributions paid by the subsidiary trust on the preferred securities are financed through interest payments on debentures issued by SPS and held by the subsidiary trust, which are eliminated in consolidation. The securities are redeemable at the option of SPS after October 2001, at 100 percent of the principal amount plus accrued interest. Distributions and redemption payments are guaranteed by SPS.

      Distributions paid to preferred security holders are reflected as a financing cost in the accompanying Statements of Income along with Interest Expense.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

7.     Joint Plant Ownership (NSP-Minnesota and PSCo)

      The investments by Xcel Energy’s utility subsidiaries in jointly owned plants as of Dec. 31, 2001 are (Thousands of dollars):

			Construction
	Plant in	Accumulated	Work in
	Service	Depreciation	Progress	Ownership %

NSP-Minnesota-Sherco Unit 3	$609,382	$271,874	$1,158	59.0
PSCo:
Hayden Unit 1	84,032	37,664	223	75.5
Hayden Unit 2	79,197	40,864	63	37.4
Hayden Common Facilities	28,044	2,715	156	53.1
Craig Units 1 & 2	59,799	30,593	—	9.7
Craig Common Facilities Units 1, 2 & 3	26,052	8,816	—	6.5 - 9.7
Transmission Facilities, including Substations	84,760	28,689	125	42.0 - 73.0

Total PSCo	$361,884	$149,341	$567

      NSP-Minnesota is part owner of Sherco 3, an 860-megawatt coal-fired electric generating unit. NSP-Minnesota is the operating agent under the joint ownership agreement. The PSCo assets include approximately 320 megawatts of jointly owned generating capacity. Both NSP-Minnesota and PSCo’s share of operating expenses and construction expenditures are included in Utility Operating Expenses. Each of the respective owners is responsible for the issuance of its own securities to finance its portion of the construction costs.

8.     Income Taxes (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

     NSP-Minnesota

      Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The reasons for the difference are:

	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	5.9%	7.2%	5.9%
Life insurance policies	(0.3)%	(0.3)%	(0.2)%
Tax credits recognized	(2.4)%	(4.5)%	(3.5)%
Regulatory differences — utility plant items	2.3%	3.8%	2.2%
Non-deductibility of merger costs	—	4.5%	—
Other — net	(1.5)%	(0.4)%	(1.4)%

Effective income tax rate	39.0%	45.3%	38.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes comprise the following expense (benefit) items (Thousands of dollars):

	2001	2000	1999

Current federal tax expense	$113,670	$80,085	$87,480
Current state tax expense	16,791	19,980	23,036
Current federal tax credits	(628)	(799)	(765)
Deferred federal tax credits	(3,740)	(1,206)	(4,052)
Deferred state tax expense (credits)	14,154	2,546	56
Deferred investment tax credits	(7,515)	(8,415)	(8,324)

Total income tax expense	$132,732	$92,191	$97,431

      The components of net deferred tax liability (current and noncurrent portions) at December 31 were:

	2001	2000

	(Thousands of dollars)
Deferred tax liabilities:
Differences between book and tax bases of property	$724,096	$713,041
Regulatory assets	69,851	82,857
Tax benefit transfer leases	14,724	18,775
Other	22,536	17,366

Total deferred tax liabilities	$831,207	$832,039

Deferred tax assets:
Regulatory liabilities	$39,892	$61,937
Employee benefits	45,229	51,484
Deferred investment tax credits	33,168	36,220
Other	8,072	5,981

Total deferred tax assets	$126,361	$155,622

Net deferred tax liability	$704,846	$676,417

     NSP-Wisconsin

      Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The reasons for the difference are:

	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	4.4%	5.2%	5.3%
Tax credits recognized	(1.4)%	(1.6)%	(1.3)%
Equity income from unconsolidated affiliates	(0.4)%	(0.4)%	(0.3)%
Regulatory differences — utility plant items	(1.1)%	(1.0)%	1.6%
Non-deductibility of merger costs	—	3.2%	—
Other — net	0.3%	0.2%	0.7%

Effective income tax rate	36.8%	40.6%	41.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes comprise the following expense (benefit) items (Thousands of dollars):

	2001	2000	1999

Current federal tax expense	$15,691	$14,924	$17,986
Current state tax expense	3,237	3,500	4,459
Deferred federal tax expense	2,462	2,487	3,103
Deferred state tax expense	587	606	592
Deferred investment tax credits	(819)	(827)	(838)

Total income tax expense	$21,158	$20,690	$25,302

      The components of net deferred tax liability (current and noncurrent portions) at December 31 were:

	2001	2000

	(Thousands of dollars)
Deferred tax liabilities:
Differences between book and tax bases of property	$113,039	$115,002
Regulatory assets	17,583	14,088
Other	14,777	11,717

Total deferred tax liabilities	$145,399	$140,807

Deferred tax assets:
Regulatory liabilities	$6,877	$6,676
Deferred investment tax credits	6,284	6,611
Employee benefits	8,786	8,434
Other	1,183	766

Total deferred tax assets	$23,130	$22,487

Net deferred tax liability	$122,269	$118,320

PSCo

      Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The reasons for the difference are:

	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	3.3%	1.9%	1.4%
Life insurance policies	(5.1)%	(6.8)%	(5.4)%
Tax credits recognized	(1.4)%	(3.1)%	(1.7)%
Regulatory differences — utility plant items	2.4%	2.7%	2.4%
Non-deductibility of merger costs	—	3.3%	—
Extraordinary item	(0.1)%	—	—
Other — net	(1.6)%	1.4%	0.4%

Effective income tax rate including extraordinary items	32.5%	34.4%	32.1%
Extraordinary items	0.1%	—	—

Effective income tax rate excluding extraordinary items	32.6%	34.4%	32.1%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Income taxes comprise the following expense (benefit) items (Thousands of dollars):

Current federal tax expense	$116,173	$91,281	$81,230
Current state tax expense	20,687	7,037	4,700
Current federal tax credits	(1,523)	(3,699)	—
Deferred federal tax expense	1,371	11,835	13,998
Deferred state tax expense	(55)	1,797	1,819
Deferred investment tax credits	(4,152)	(5,481)	(5,173)

Income tax expense excluding extraordinary items	$132,501	$102,770	$96,574
Tax expense (benefit) on extraordinary item	(940)	—	—

Total income tax expense	$131,561	$102,770	$96,574

      The components of net deferred tax liability (current and noncurrent portions) at December 31 were:

	2001	2000

	(Thousands of dollars)
Deferred tax liabilities:
Differences between book and tax bases of property	$504,694	$506,408
Employee benefits	52,132	45,553
Regulatory assets	39,069	40,779
Other	32,935	23,416

Total deferred tax liabilities	$628,830	$616,156

Deferred tax assets:
Deferred investment tax credits	$30,403	$31,750
Regulatory liabilities	18,646	19,471
Other	49,375	17,128

Total deferred tax assets	$98,424	$68,349

Net deferred tax liability	$530,406	$547,807

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

SPS

      Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The reasons for the difference are:

	2001	2000	1999

Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	1.5%	0.9%	—
Life insurance policies	—	(0.1)%	(0.1)%
Tax credits recognized	(0.2)%	(0.2)%	(0.2)%
Regulatory differences — utility plant items	1.8%	2.9%	0.7%
Non-deductibility of merger costs	—	2.1%	—
Extraordinary item	(0.4)%	5.8%	—
Other — net	(0.5)%	(0.7)%	1.2%

Effective income tax rate including extraordinary items	37.2%	45.7%	36.6%
Extraordinary items	0.4%	(5.8)%	—

Effective income tax rate excluding extraordinary items	37.6%	39.9%	36.6%

      Income taxes comprise the following expense (benefit) items (Thousands of dollars):

Current federal tax expense	$95,648	$13,063	$44,072
Current state tax expense	5,221	815	(345)
Deferred federal tax expense	(28,493)	43,729	15,380
Deferred state tax expense	(951)	1,419	542
Deferred investment tax credits	(250)	(250)	(250)

Income tax expense excluding extraordinary items	71,175	58,776	59,399
Tax expense (benefit) on extraordinary items	5,747	(8,549)	—

Total income tax expense	$76,922	$50,227	$59,399

      The components of net deferred tax liability (current and noncurrent portions) at December 31 were:

	2001	2000

	(Thousands of dollars)
Deferred tax liabilities:
Differences between book and tax bases of property	$330,601	$310,554
Regulatory assets	28,586	29,985
Employee benefits	24,645	16,824
Other	18,669	57,015

Total deferred tax liabilities	$402,501	$414,378

Deferred tax assets:
Deferred investment tax credits	$1,609	$820
Regulatory liabilities	895	456
Other	17,158	14,590

Total deferred tax assets	$19,662	$15,866

Net deferred tax liability	$382,839	$398,512

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

9.	Benefit Plans and Other Postretirement Benefits (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      Xcel Energy offers various benefit plans to its benefit employees. Approximately 44 percent of benefit employees are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2001, NSP-Minnesota had 2,155 and NSP-Wisconsin had 408 union employees covered under a collective-bargaining agreement, which expires at the end of 2004. PSCo had 1,979 union employees covered under a collective-bargaining agreement, which expires in May 2003. SPS had 742 union employees covered under a collective-bargaining agreement, which expires in October 2002.

      Pension Benefits — Xcel Energy has several noncontributory, defined benefit pension plans that cover almost all utility employees. Benefits are based on a combination of years of service, the employee’s average pay and Social Security benefits.

      Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws. Plan assets principally consist of the common stock of public companies, corporate bonds and U.S. government securities.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A comparison of the actuarially computed pension benefit obligation and plan assets at Dec. 31, 2001 and 2000 for Xcel Energy plans on a combined basis is presented in the following table (Thousands of dollars).

	2001	2000

Change in Benefit Obligation
Obligation at January 1	$2,254,138	$2,170,627
Service cost	57,521	59,066
Interest cost	172,159	172,063
Acquisitions	—	52,800
Plan amendments	2,284	2,649
Actuarial (gain) loss	108,754	1,327
Benefit payments	(185,670)	(204,394)

Obligation at December 31	$2,409,186	$2,254,138

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$3,689,157	$3,763,293
Actual return on plan assets	(235,901)	91,846
Acquisitions	—	38,412
Benefit payments	(185,670)	(204,394)

Fair value of plan assets at December 31	$3,267,586	$3,689,157

Funded Status at December 31
Net asset	$858,400	$1,435,019
Unrecognized transition (asset) obligation	(9,317)	(16,631)
Unrecognized prior-service cost	242,313	228,436
Unrecognized (gain) loss	(712,571)	(1,421,690)

Xcel Energy prepaid pension asset recorded	$378,825	$225,134

NSP-Minnesota prepaid pension asset recorded	$188,287	$107,784

NSP-Wisconsin prepaid pension asset recorded	$28,563	$18,561

PSCo prepaid pension asset recorded	$60,797	$43,362

SPS prepaid pension asset recorded	$82,503	$61,359

Significant assumptions
Discount rate for year-end valuation	7.25%	7.75%
Expected average long-term increase in compensation level	4.5%	4.5%
Expected average long-term rate of return on assets	9.5%	8.5 - 10.0%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic pension cost (credit) for Xcel Energy plans are (Thousands of dollars):

Xcel Energy	2001	2000	1999

Service cost	$57,521	$59,066	$63,674
Interest cost	172,159	172,063	154,619
Expected return on plan assets	(325,635)	(292,580)	(259,074)
Curtailment	1,121	—	—
Amortization of transition asset	(7,314)	(7,314)	(7,314)
Amortization of prior-service cost	20,835	19,197	17,855
Amortization of net gain	(72,413)	(60,676)	(40,217)

Net periodic pension cost (credit) under SFAS No. 87	$(153,726)	$(110,244)	$(70,457)

NSP-Minnesota
Net periodic pension cost (credit) under SFAS No. 87	$(76,509)	$(56,182)	$(36,469)
Credits not recognized due to effects of regulation	76,509	56,182	36,469

Net benefit cost (credit) recognized for financial reporting	$—	$—	$—

NSP-Wisconsin
Net SFAS No. 87 benefit cost (credit) recognized for reporting	$(10,002)	$(6,369)	$(3,360)

PSCo
Net SFAS No. 87 benefit cost (credit) recognized for reporting	$(17,311)	$(16,825)	$(11,697)

SPS
Net SFAS No. 87 benefit cost (credit) recognized for reporting	$(21,131)	$(21,352)	$(15,476)

Additionally, Xcel Energy maintains noncontributory defined benefit supplemental retirement income plans for certain qualifying executive personnel. Benefits for these unfunded plans are paid out of Xcel Energy’s operating cash flows.

      Defined Contribution Plans — Xcel Energy maintains 401(k) and other defined contribution plans that cover substantially all employees. Total contributions to these plans were approximately $29 million in 2001, $23 million in 2000 and $21 million in 1999.

      Xcel Energy has a leveraged Employee Stock Ownership Program (ESOP) that covers substantially all employees of NSP-Minnesota and NSP-Wisconsin. NSP-Minnesota makes contributions to this noncontributory, defined contribution plan to the extent it realizes a tax savings from dividends paid on certain ESOP shares. ESOP contributions have no material effect on NSP-Minnesota or NSP-Wisconsin’s earnings because the contributions are essentially offset by the tax savings provided by the dividends paid on ESOP shares. Xcel Energy allocates leveraged ESOP shares to participants when it repays ESOP loans with dividends on Xcel Energy stock held by the ESOP.

      Postretirement Health Care Benefits — Xcel Energy has contributory health and welfare benefit plans that provide health care and death benefits to most Xcel Energy retirees. The NSP plan was terminated for nonbargaining employees retiring after 1998 and for bargaining employees of NSP-Minnesota and NSP-Wisconsin after 1999.

      In conjunction with the 1993 adoption of SFAS No. 106 — “Employers’ Accounting for Postretirement Benefits Other Than Pension,” Xcel Energy elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO) on a straight-line basis over 20 years.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      Regulatory agencies for nearly all of Xcel Energy’s retail and wholesale utility customers have allowed rate recovery of accrued benefit costs under SFAS No. 106. PSCo transitioned to full accrual accounting for SFAS No. 106 costs between 1993 and 1997, consistent with the accounting requirements for rate-regulated enterprises. The Colorado jurisdictional SFAS No. 106 costs deferred during the transition period are being amortized to expense on a straight-line basis over the 15-year period from 1998 to 2012. NSP-Minnesota also transitioned to full accrual accounting for SFAS No. 106 costs, with regulatory differences fully amortized prior to 1997.

      Additionally, certain state agencies, which regulate Xcel Energy’s utility subsidiaries, have issued guidelines related to the funding of SFAS No. 106 costs. SPS is required to fund SFAS No. 106 costs for Texas and New Mexico jurisdictional amounts collected in rates, and PSCo is required to fund SFAS No. 106 costs in irrevocable external trusts that are dedicated to the payment of these postretirement benefits. Minnesota and Wisconsin retail regulators require external funding of accrued SFAS No. 106 costs to the extent such funding is tax advantaged. Plan assets held in external funding trusts principally consist of investments in equity mutual funds, fixed-income securities and cash equivalents.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      A comparison of the actuarially computed benefit obligation and plan assets at Dec. 31, 2001 and 2000 for Xcel Energy postretirement health care plans is presented in the following table (Thousands of dollars).

	2001	2000

Change in Benefit Obligation
Obligation at January 1	$576,727	$533,458
Service cost	6,160	5,679
Interest cost	46,579	43,477
Acquisitions	3,212	16,445
Plan amendments	(278)	—
Plan participants’ contributions	3,517	4,358
Actuarial (gain) loss	100,386	10,501
Benefit payments	(48,848)	(37,191)

Obligation at December 31	$687,455	$576,727

Change in Fair Value of Plan Assets
Fair value of plan assets at January 1	$223,266	$201,767
Actual return on plan assets	(3,701)	10,069
Plan participants’ contributions	3,517	4,358
Employer contributions	68,569	44,263
Benefit payments	(48,848)	(37,191)

Fair value of plan assets at December 31	$242,803	$223,266

Funded Status at December 31
Net obligation	$444,652	$353,461
Unrecognized transition asset (obligation)	(186,099)	(202,871)
Unrecognized prior-service cost	12,812	13,789
Unrecognized gain (loss)	(134,225)	(11,126)

Xcel Energy accrued benefit liability recorded	$137,140	$153,253

NSP-Minnesota accrued benefit liability recorded	$59,462	$64,115

NSP-Wisconsin accrued benefit liability recorded	$5,052	$4,588

PSCo accrued benefit liability recorded	$36,350	$53,940

SPS accrued benefit liability recorded	$6,656	$6,657

Significant assumptions:
Discount rate for year-end valuation	7.25%	7.75%
Expected average long-term rate of return on assets	9.0%	8.0 - 9.5%

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The assumed health care cost trend rate for 2001 is approximately 8.0 percent, decreasing gradually to 5.5 percent in 2007 and remaining level thereafter. A 1 percent change in the assumed health care cost trend rate would have the following effects (Thousands of dollars):

	Xcel Energy	NSP-Minnesota	NSP-Wisconsin	PSCo	SPS

Effect of changes in the assumed health care cost trend rate:
1% increase in APBO components at Dec. 31, 2001	$72,299	$12,335	$2,163	$43,430	$6,159
1% decrease in APBO components at Dec. 31, 2001	$(60,162)	$(10,718)	$(1,880)	$(35,787)	$(5,075)
1% increase in service and interest components of the net periodic cost	$5,798	$797	$135	$3,566	$498
1% decrease in service and interest components of the net periodic cost	$(4,728)	$(692)	$(117)	$(2,894)	$(404)

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of net periodic postretirement benefit cost of Xcel Energy’s plans are (Thousands of dollars):

	2001	2000	1999

Service cost	$6,160	$5,679	$4,680
Interest cost	46,579	43,477	35,583
Expected return on plan assets	(18,920)	(17,902)	(15,003)
Amortization of transition obligation	16,771	16,773	17,461
Amortization of prior-service cost (credit)	(1,235)	(1,211)	(1,803)
Amortization of net loss (gain)	1,457	915	(5)

Net periodic postretirement benefit costs under SFAS No. 106	50,812	47,731	40,913
Additional cost recognized due to effects of regulation	3,738	6,641	4,029

Net cost recognized for financial reporting	$54,550	$54,372	$44,942

NSP-Minnesota
Net periodic postretirement benefit costs recognized — SFAS No. 106	$11,124	$10,718	$8,265

NSP-Wisconsin
Net periodic postretirement benefit costs recognized — SFAS No. 106	$1,155	$852	$1,053

PSCo
Net periodic postretirement benefit costs under SFAS No. 106	$29,910	$28,323	$26,278
Additional cost recognized due to effects of regulation	3,890	3,890	3,891

Net cost recognized for financial reporting	$33,800	$32,213	$30,169

SPS
Net periodic postretirement benefit costs under SFAS No. 106	$3,254	$3,696	$3,745
Additional cost (credit) recognized due to effects of regulation	(152)	2,751	138

Net cost recognized for financial reporting	$3,102	$6,447	$3,883

10.     Electric Utility Restructuring (SPS)

      In the second quarter of 2000, SPS discontinued regulatory accounting under SFAS No. 71 for the generation portion of its business due to the issuance of a written order by the Public Utility Commission of Texas (PUCT) in May 2000, addressing the implementation of electric utility restructuring. SPS’ transmission and distribution business continued to meet the requirements of SFAS No. 71, as that business was expected to remain regulated. During the second quarter of 2000, SPS wrote off its generation-related regulatory assets and other deferred costs totaling approximately $19.3 million. This resulted in an after-tax extraordinary charge of approximately $13.7 million. During the third quarter of 2000, SPS recorded an extraordinary charge of $8.2 million before tax, or $5.3 million after tax, related to the tender offer and defeasance of first mortgage bonds. The first mortgage bonds were defeased to facilitate the legal separation of generation, transmission and distribution assets, which was expected to eventually occur in 2001 under restructuring requirements in effect in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      In March 2001, the state of New Mexico enacted legislation that amended its Electric Utility Restructuring Act of 1999 and delayed customer choice until 2007. SPS has requested recovery of its costs incurred to prepare for customer choice in New Mexico. A decision on this and other matters is pending before the New Mexico Public Regulation Commission. SPS expects to receive future regulatory recovery of these costs.

      In June 2001, the governor of Texas signed legislation postponing the deregulation and restructuring of SPS until 2007. This legislation amended the 1999 legislation, Senate Bill No. 7 (SB-7), which provided for retail electric competition to begin in Texas in January 2002. Under the amended legislation, prior PUCT orders issued in connection with the restructuring of SPS are considered null and void. SPS’ restructuring and rate unbundling proceedings in Texas have been terminated. In addition, under the legislation, SPS is entitled to recover all reasonable and necessary expenditures made or incurred before Sept. 1, 2001, to comply with SB-7. As required, SPS filed an application during the fourth quarter of 2001, requesting a rate rider to recover these costs incurred preparing for customer choice. These proceedings are pending.

      As a result of these recent legislative developments, SPS reapplied the provisions of SFAS No. 71 for its generation business during the second quarter of 2001. More than 95 percent of SPS’ retail electric revenues are from operations in Texas and New Mexico. Because of the delays to electric restructuring passed by Texas and New Mexico, SPS’ previous plans to implement restructuring, including the divestiture of generation assets, have been abandoned. Accordingly, SPS will now continue to be subject to rate regulation under traditional cost-of-service regulation, consistent with its past accounting and ratemaking practices for the foreseeable future (at least until 2007). In the second quarter of 2001, SPS did not restore any regulatory assets or other costs previously written off due to the uncertainty of various regulatory issues, including transition plans to address future rate recovery of SPS’ restructuring costs.

      During the fourth quarter of 2001, SPS completed a $500 million medium-term debt financing with the proceeds used to reduce short-term borrowings that had resulted from the 2000 defeasance. In its regulatory filings and communications, SPS has proposed to amortize its defeasance costs over the five-year life of the refinancing, consistent with historical ratemaking, and has requested incremental rate recovery of $25 million of other restructuring costs in Texas and New Mexico, as previously discussed. These nonfinancing restructuring costs have been deferred and will be amortized in the future consistent with rate recovery. Management believes it will be allowed full recovery of its prudently incurred costs. Based on these fourth-quarter events and the corresponding reduced uncertainty surrounding the financial impacts of the delay in restructuring, SPS restored certain regulatory assets totaling $17.6 million as of Dec. 31, 2001, and reported related after-tax extraordinary income of $11.8 million. Regulatory assets previously written off in 2000 were restored only for items currently being recovered in rates and items where future rate recovery is considered probable.

11.     Financial Instruments (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Fair Values

      The estimated Dec. 31 fair values of Xcel Energy’s utility subsidiaries’ recorded financial instruments are as follows:

	2001		2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(Thousands of dollars)
NSP-Minnesota
Mandatorily redeemable preferred securities of subsidiary trust	$200,000	$200,800	$200,000	$198,000
Long-term investments	$596,196	$596,196	$563,812	$563,812
Long-term debt, including current portion	$1,192,354	$1,190,175	$1,352,768	$1,322,163

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	2001		2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(Thousands of dollars)
NSP-Wisconsin
Long-term investments	$9	$9	$—	$—
Long-term debt, including current portion	$313,088	$317,490	$313,034	$308,415

	2001		2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(Thousands of dollars)
PSCo
Mandatorily redeemable preferred securities of subsidiary trust	$194,000	$189,732	$194,000	$185,270
Long-term investments	$4,727	$4,727	$6,017	$5,904
Long-term debt, including current portion	$1,482,229	$1,523,735	$1,752,784	$1,763,074

	2001		2000

	Carrying		Carrying
	Amount	Fair Value	Amount	Fair Value

	(Thousands of dollars)
SPS
Mandatorily redeemable preferred securities of subsidiary trust	$100,000	$100,200	$100,000	$98,000
Long-term investments	$6,017	$6,744	$5,323	$4,808
Long-term debt, including current portion	$725,375	$708,586	$226,506	$226,958

      For cash, cash equivalents and short-term investments, the carrying amount approximates fair value because of the short maturity of those instruments. The fair values of Xcel Energy’s utility subsidiaries’ long-term investments, mainly debt securities in an external nuclear decommissioning fund, are estimated based on quoted market prices for those or similar investments. The fair value of Xcel Energy’s utility subsidiaries’ long-term debt and the mandatorily redeemable preferred securities are estimated based on the quoted market prices for the same or similar issues, or the current rates for debt of the same remaining maturities and credit quality.

      The fair value estimates presented are based on information available to management as of Dec. 31, 2001 and 2000. These fair value estimates have not been comprehensively revalued for purposes of these financial statements since that date and current estimates of fair values may differ significantly from the amounts presented herein.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Guarantees

      Xcel Energy’s utility subsidiaries had the following guarantees outstanding as of Dec. 31, 2001:

Guarantor	Guarantee Amount	Nature of Guarantee

	(Millions of dollars)
SPS	$22.9	Guarantee for certain obligations of a customer in connection with an agreement for the sale of electric power. These obligations relate to the construction of certain utility property that, in the event of default by the customer, would revert to SPS.
NSP-Minnesota	11.6	NSP-Minnesota sold a portion of its receivables to a third party. The portion of the receivables sold consisted of customer loans to local and state government entities for energy efficiency improvements under various conservation programs offered by NSP-Minnesota. Under the sales agreements, NSP-Minnesota is required to guarantee repayment to the third party of the remaining loan balances. Based on prior collection experience of these loans, losses under the loan guarantees, if any, are not believed to have a material impact on the results of operations.
Xcel Energy	5.0	Guarantee on behalf of BNP Paribas in connection with a letter of credit provided by BNP Paribas at the request of SPS. The letter of credit is required to indemnify former SPS board of directors.
PSCo	0.8	Guarantee performance and payment of surety bonds.
NSP-Minnesota and NSP-Wisconsin	0.2	Guarantee performance and payment of surety bonds.

Fair Value of Derivative Instruments

      The discussion below briefly describes the derivatives of Xcel Energy’s utility subsidiaries and discloses the respective fair values at Dec. 31, 2001. For more detailed information regarding derivative financial instruments and the related risks, see Note 12 to the Financial Statements.

      Interest Rate Swaps — As of Dec. 31, 2001 and 2000, SPS had an interest rate swap converting variable-rate debt to fixed-rate debt with a notional amount of $25 million. The fair value of the swap as of Dec. 31, 2001 and 2000 was a liability of approximately $7 million and $4 million, respectively.

      Electric Trading Operations — PSCo and NSP-Minnesota participate in the trading of electricity as a commodity. This trading includes forward contracts, futures and options. PSCo and NSP-Minnesota make purchases and sales at existing market points or combines purchases with available transmission to make sales at other market points. Options and hedges are used to either minimize the risks associated with market prices, or to profit from price volatility related to our purchase and sale commitments.

      PSCo and NSP-Minnesota have recorded their physical trading transactions on total contract purchases and total contract sales known as the gross accounting method. All financial derivative contracts and contracts that do not include physical delivery are recorded at the amount of the gain or loss received from the contract. The mark-to-market adjustments for these transactions are appropriately reported in the Consolidated Statement of Income in Electric Trading Revenues.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The fair value of PSCo’s and NSP-Minnesota’s trading contracts as of Dec. 31, 2001 are as follows:

Total Fair
Value

(Millions of
dollars)
Fair value of trading contracts outstanding at Jan. 1, 2001	$5.4
Contracts realized or settled during 2001	(78.3)
Fair value of trading contract additions and changes during the year	80.3

Fair value of contracts outstanding at Dec. 31, 2001*	$7.4

*	Amounts do not include the impact of ratepayer sharing in Colorado.

      The future maturities of PSCo’s and NSP-Minnesota’s trading contracts are as follows:

	Maturity less	Maturity	Total Fair
Source of Fair Value	than 1 year	1 to 3 years	Value

	(Millions of dollars)
Prices actively quoted	$6.3	$—	$6.3
Prices based on models and other valuation methods (including prices quoted from external sources)	0.8	0.3	1.1

      Xcel Energy’s utility subsidiaries’ energy marketing operations use a combination of energy and gas purchase for resale futures and forward contracts, along with physical supply to hedge market risks in the energy market. At Dec. 31, the notional value and fair value of these contracts for the respective years are as follows:

	2001		2000

	NSP-Minnesota	PSCo	NSP-Minnesota	PSCo

	(Millions of dollars)
Notional value	$71.8	$12.0	$26.7	$63.7
Fair value (liability) asset	(15.1)	(8.9)	10.5	8.2

Letters of Credit

      Xcel Energy’s utility subsidiaries use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. The following table details the letter of credits outstanding for Xcel Energy’s utility subsidiaries at Dec. 31, 2001 (Millions of dollars). The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

NSP-Minnesota	PSCo	SPS

$16.1	$5.3	$11.3

12.     Derivative Valuation and Financial Impacts (NSP-Minnesota, PSCo and SPS)

      Business and Operational Risk — Xcel Energy’s utility subsidiaries are exposed to commodity price risk in their generation, retail distribution and energy trading operations. NSP-Minnesota and SPS recover purchased power expenses on a dollar-for-dollar basis. NSP-Minnesota and PSCo recover natural gas costs on a dollar-for-dollar basis. However, PSCo has limited exposure to market price risk for the purchase and sale of electric energy. In this jurisdiction, electric energy expenses are recovered under negotiated sharing mechanisms.

      NSP-Minnesota, PSCo and SPS manage commodity price risk by entering into purchase and sales commitments for electric power and natural gas, long-term contracts for coal supplies and fuel oil and derivative financial instruments. Xcel Energy’s risk management policy allows the utility subsidiaries to manage the market price risk within each rate regulated operation to the extent such exposure exists.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Management is limited under the policy to enter into only transactions that reduce market price risk where the rate regulation jurisdiction does not already provide for dollar-for-dollar recovery.

      Interest Rate Risk — Xcel Energy’s utility subsidiaries are exposed to fluctuations in interest rates where we enter into variable rate debt obligations to fund certain power projects being developed or purchased. Exposure to interest rate fluctuations is mitigated at SPS by entering into derivative instruments known as interest rate swaps, caps, collars and put or call options. These contracts reduce exposure to interest rate volatility and result in fixed rate debt obligations when taking into account the combination of the variable rate debt and the interest rate derivative instrument. Xcel Energy’s risk management policy allows us to reduce interest rate exposure from variable rate debt obligations.

      Trading Risk — NSP-Minnesota and PSCo conduct various trading operations including the purchase and sale of electric capacity and energy. Xcel Energy’s risk management policy allows us to conduct the trading activity within approved guidelines and limitations as approved by our Risk Management Committee made up of management personnel not involved in the trading operations.

      Accounting Change — On Jan. 1, 2001, Xcel Energy and its utility subsidiaries adopted SFAS No. 133. This statement requires that all derivative instruments as defined by SFAS No. 133 be recorded on the balance sheet at fair value unless exempted. Changes in a derivative instrument’s fair value must be recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to offset related results of the hedged item in the income statement, to the extent effective. SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

      A fair value hedge requires that the effective portion of the change in the fair value of a derivative instrument be offset against the change in the fair value of the underlying asset, liability, or firm commitment being hedged. That is, fair value hedge accounting allows the offsetting gain or loss on the hedged item to be reported in an earlier period to offset the gain or loss on the derivative instrument. A cash flow hedge requires that the effective portion of the change in the fair value of a derivative instrument be recognized in Other Comprehensive Income, and reclassified into earnings in the same period or periods during which the hedged transaction affects earnings. The ineffective portion of a derivative instrument’s change in fair value is recognized currently in earnings.

      Xcel Energy’s utility subsidiaries formally document hedge relationships, including, among other things, the identification of the hedging instrument and the hedged transaction, as well as the risk management objectives and strategies for undertaking the hedged transaction. Derivatives are recorded in the balance sheet at fair value. Xcel Energy’s utility subsidiaries also formally assess both at inception and at least quarterly thereafter, whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

      The adoption of SFAS No. 133 on Jan. 1, 2001, by Xcel Energy’s utility subsidiaries did not impact earnings. However, upon adoption of SFAS No. 133, PSCo and SPS recorded net transition gains/(losses) of approximately $1.6 million and $(2.6) million, respectively, recorded in Other Comprehensive Income. The adoption of SFAS No. 133 on Jan. 1, 2001 did not impact NSP-Minnesota. The impact to Other Comprehensive Income is related to existing cash flow hedges during increasing price conditions.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of SFAS No. 133 impacts on Other Comprehensive Income, included in stockholders’ equity, are detailed in the following table (Millions of dollars).

	NSP-Minnesota	PSCo	SPS

Net unrealized transition gain (loss) at adoption, Jan. 1, 2001	$—	$1.6	$(2.6)
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	0.1	(26.3)	(2.4)
After-tax net realized losses on derivative transactions reclassified into earnings	—	20.4	0.6

Accumulated other comprehensive income (loss) related to SFAS No. 133 at Dec. 31, 2001	$0.1	$(4.3)	$(4.4)

      PSCo’s Electric Fuel and Purchased Power was increased by less than $1 million (before tax) for the year ended Dec. 31, 2001 due to the effects of SFAS No. 133. NSP-Minnesota and SPS did not realize any impact to earnings related to SFAS No. 133 during the year.

      Xcel Energy’s utility subsidiaries record the fair value of derivative instruments in our Consolidated Balance Sheets as separate line items noted as Derivative Instruments Valuation for assets and liabilities as well as current and noncurrent.

Normal Purchases or Normal Sales

      Xcel Energy’s utility subsidiaries enter into fixed price contracts for the purchase and sale of various commodities for use in its business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

      Xcel Energy’s utility subsidiaries evaluate all of their contracts when such contracts are entered into to determine if they are derivatives and if so, if they qualify and meet the normal designation requirements under SFAS No. 133. None of the contracts entered into within the trading operations are considered normal.

      Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

Cash Flow Hedges

      NSP-Minnesota and PSCo enter into derivative instruments to manage our exposure to changes in commodity prices. These derivative instruments take the form of fixed priced, floating price or index sales or purchases and options, such as puts, calls and swaps. These derivative instruments are designated as cash flow hedges for accounting purposes and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income. At Dec. 31, 2001, NSP-Minnesota and PSCo had various commodity related contracts extending through 2002. Earnings on these cash flow hedges are recorded as the hedged purchase or sales transaction is completed. This could include the physical sale of electric energy or the usage of natural gas to generate electric energy. As of Dec. 31, 2001, NSP-Minnesota and PSCo expect to reclassify into earnings during 2002 net gains (losses) from Other Comprehensive Income of approximately $0.1 million and $(4.3) million, respectively.

      SPS enters into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations. These derivative instruments are designated as cash flow hedges for accounting purposes and the change in the fair value of these instruments is recorded as a component of Other Comprehensive

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Income. SPS expects to reclassify into earnings during 2002 net losses from Other Comprehensive Income of approximately $0.7 million.

      Hedge effectiveness is recorded based on the nature of the item being hedged. Hedging transactions for the sales of electric energy are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs and hedging transactions for interest rate swaps are recorded as a component of interest expense.

      During 2001, PSCo recorded an immaterial amount of gains due to hedge ineffectiveness.

Derivatives Not Qualifying for Hedge Accounting

      NSP-Minnesota and PSCo have trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in our Consolidated Statements of Income. All financial derivative instruments are recorded at the amount of the gain or loss from the transaction within Operating Revenues on the Consolidated Statements of Income.

13.	Commitments and Contingent Liabilities (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      Legislative Resource Commitments (NSP-Minnesota) — In 1994, NSP-Minnesota received Minnesota legislative approval for additional on-site temporary spent fuel storage facilities at its Prairie Island nuclear power plant, provided NSP-Minnesota satisfies certain requirements. Seventeen dry cask containers were approved. As of Dec. 31, 2001, NSP-Minnesota had loaded 14 of the containers. The Minnesota Legislature established several energy resource and other commitments for NSP-Minnesota to obtain the Prairie Island temporary nuclear fuel storage facility approval. These commitments can be met by building, purchasing, or in the case of biomass, converting generation resources.

      Other commitments established by the Legislature included a discount for low-income electric customers, required conservation improvement expenditures and various study and reporting requirements to a legislative electric energy task force. NSP-Minnesota has implemented programs to meet the legislative commitments. NSP-Minnesota’s capital commitments include the known effects of the Prairie Island legislation. The impact of the legislation on future power purchase commitments and other operating expenses is not yet determinable.

      Tax Matters (PSCo) — The IRS had issued a Notice of Proposed Adjustment proposing to disallow interest expense deductions taken in tax years 1993 through 1997 related to corporate-owned life insurance (COLI) policy loans of PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo. A request for technical advice from the IRS National Office with respect to the proposed adjustment had been pending. Late in 2001, PSCo received a technical advice memorandum from the IRS National Office, which communicated a position adverse to PSRI. Consequently, we expect the IRS examination division to begin the process of disallowing the interest expense deductions for the tax years 1993 through 1997.

      After consultation with tax counsel, it is PSCo’s position that the IRS determination is not supported by the tax law. Based upon this assessment, management continues to believe that the tax deduction of interest expense on the COLI policy loans is in full compliance with the tax law. Therefore, PSCo intends to challenge the IRS determination, which could require several years to reach final resolution. Although the ultimate resolution of this matter is uncertain, management continues to believe the resolution of this matter will not have a material adverse impact on PSCo’s financial position, results of operations or cash flows. For this reason, PSRI has not recorded any provision for income tax or interest expense related to this matter and has continued to take deductions for interest expense related to policy loans on its income tax returns for subsequent years.

      The total disallowance of interest expense deductions for the period of 1993 through 1997, as proposed by the IRS, is approximately $175 million. Additional interest expense deductions for the period 1998 through

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

2001 are estimated to total approximately $240 million. Should the IRS ultimately prevail on this issue, tax and interest payable through Dec. 31, 2001, would reduce earnings by an estimated $197 million (after tax).

      Leases — Xcel Energy’s utility subsidiaries lease a variety of equipment and facilities used in the normal course of business. Some of these leases qualify as capital leases and are accounted for accordingly. The capital leases expire in 2024 and 2025. The net book value of property under capital leases was approximately $52 million and $54 million at Dec. 31, 2001 and 2000, respectively. Assets acquired under capital leases are recorded as property at the lower of fair-market value or the present value of future lease payments and are amortized over their actual contract term in accordance with practices allowed by regulators. The related obligation is classified as long-term debt. Executory costs are excluded from the minimum lease payments.

      The remainder of the leases, primarily leases of coal-hauling railcars, trucks, cars and power-operated equipment are accounted for as operating leases. The amount paid under operating leases during 2001 for Xcel Energy’s utility subsidiaries is listed in the following table. Rental expense declined in 2001 because some office leases that were formerly paid by the utility subsidiaries are now being paid for by Xcel Energy Services Inc. Future commitments under these leases generally decline from current levels.

      Rental expense under operating leases was:

	2001	2000	1999

	(Millions of dollars)
NSP-Minnesota	$30.7	$34.3	$33.2
NSP-Wisconsin	4.7	3.4	3.1
PSCo	2.6	9.6	10.4
SPS	0.1	2.2	2.3

      Future commitments under operating leases are:

	2002	2003	2004	2005	2006

	(Millions of dollars)
NSP-Minnesota	$28.0	$27.1	$27.8	$27.8	$27.8
NSP-Wisconsin	—	—	—	—	—
PSCo	2.2	1.6	1.4	1.4	0.8
SPS	0.1	0.1	0.1	0.1	—

      Future commitments under PSCo’s two capital leases are:

(Millions of dollars)

2002	$8
2003	8
2004	7
2005	7
2006	7
Thereafter	85

Total minimum obligation	122
Interest	70

Present value of minimum obligation	$52

      Nuclear Insurance — NSP-Minnesota’s public liability for claims resulting from any nuclear incident is limited to $9.5 billion under the 1988 Price-Anderson amendment to the Atomic Energy Act of 1954. NSP-Minnesota has secured $200 million of coverage for its public liability exposure with a pool of insurance companies. The remaining $9.3 billion of exposure is funded by the Secondary Financial Protection Program,

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

available from assessments by the federal government in case of a nuclear accident. NSP-Minnesota is subject to assessments of up to $88 million for each of its three licensed reactors to be applied for public liability arising from a nuclear incident at any licensed nuclear facility in the United States. The maximum funding requirement is $10 million per reactor during any one year.

      NSP-Minnesota purchases insurance for property damage and site decontamination cleanup costs from Nuclear Electric Insurance Ltd. (NEIL). The coverage limits are $1.5 billion for each of NSP-Minnesota’s two nuclear plant sites. NEIL also provides business interruption insurance coverage, including the cost of replacement power obtained during certain prolonged accidental outages of nuclear generating units. Premiums are expensed over the policy term. All companies insured with NEIL are subject to retroactive premium adjustments if losses exceed accumulated reserve funds. Capital has been accumulated in the reserve funds of NEIL to the extent that NSP-Minnesota would have no exposure for retroactive premium assessments in case of a single incident under the business interruption and the property damage insurance coverage. However, in each calendar year, NSP-Minnesota could be subject to maximum assessments of approximately $3 million for business interruption insurance and $10 million for property damage insurance if losses exceed accumulated reserve funds.

      Fuel Contracts — The utility subsidiaries of Xcel Energy have contracts providing for the purchase and delivery of a significant portion of their current coal, nuclear fuel and natural gas requirements. These contracts expire in various years between 2002 and 2025. In addition, the utility subsidiaries of Xcel Energy are required to pay additional amounts depending on actual quantities shipped under these agreements. The potential risk of loss for the utility subsidiaries of Xcel Energy, in the form of increased costs, from market price changes in fuel is mitigated through the cost-of-energy adjustment provision of the ratemaking process, which provides for recovery of most fuel costs.

      The minimum purchase for each utility subsidiary of Xcel Energy is as follows (Millions of dollars):

	Coal	Nuclear Fuel	Natural Gas

NSP	$338	$122	$174
PSCo	$785	$—	$1,111
SPS	$1,662	$—	$39

      Purchased Power Agreements — The utility subsidiaries of Xcel Energy have entered into agreements with utilities and other energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages, and meet operating reserve obligations. NSP-Minnesota, PSCo and SPS have various pay-for-performance contracts with expiration dates through the year 2050. In general, these contracts provide for capacity payments, subject to meeting certain contract obligations and energy payments based on actual power taken under the contracts. Most of the capacity and energy costs are recovered through base rates and other cost recovery mechanisms.

      NSP-Minnesota has a 500 megawatt participation power purchase commitment with the Manitoba Hydro Electric Board, which expires in 2005. The cost of this agreement is based on 80 percent of the costs of owning and operating NSP-Minnesota’s Sherco 3 generating plant, adjusted to 1993 dollars. In addition, NSP-Minnesota and Manitoba Hydro have seasonal diversity exchange agreements, and there are no capacity payments for the diversity exchanges. These commitments represent about 17 percent of Manitoba Hydro’s system capacity and account for approximately 10 percent of NSP-Minnesota’s 2001 electric system capability. The risk of loss from nonperformance by Manitoba Hydro is not considered significant, and the risk of loss from market price changes is mitigated through cost-of-energy rate adjustments.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At Dec. 31, 2001, the estimated future payments for capacity that the utility subsidiaries of Xcel Energy are obligated to purchase, subject to availability, are as follows (Thousands of dollars):

	NSP-Minnesota*	PSCo	SPS

2002	$142,390	$343,423	$17,232
2003	128,833	366,183	17,512
2004	138,068	421,370	17,855
2005	171,542	456,480	18,138
2006 and thereafter	350,928	3,355,732	327,084

Total	$931,761	$4,943,188	$397,821

*	Includes amounts allocated to NSP-Wisconsin through intercompany charges.

Environmental Contingencies

      We are subject to regulations covering air and water quality, the storage of natural gas and the storage and disposal of hazardous or toxic wastes. We continuously assess our compliance. Regulations, interpretations and enforcement policies can change, which may impact the cost of building and operating our facilities.

      Site Remediation — We must pay all or a portion of the cost to remediate sites where past activities of our subsidiaries and some other parties have caused environmental contamination. At Dec. 31, 2001, there were three categories of sites:

•	third party sites, such as landfills, to which we are alleged to be a potentially responsible party (PRP) that sent hazardous materials and wastes,

•	the site of a former federal uranium enrichment facility, and

•	sites of former manufactured gas plants (MGP’s) operated by our subsidiaries or predecessors.

      We record a liability when we have enough information to develop an estimate of the cost of remediating a site and revise the estimate as information is received. The estimated remediation cost may vary materially.

      To estimate the cost to remediate these sites, we may have to make assumptions where facts are not fully known. For instance, we might make assumptions about the nature and extent of site contamination, the extent of required cleanup efforts, costs of alternative cleanup methods and pollution control technologies, the period over which remediation will be performed and paid for, changes in environmental remediation and pollution control requirements, the potential effect of technological improvements, the number and financial strength of other PRPs and the identification of new environmental cleanup sites.

      We revise our estimates as facts become known, but at Dec. 31, 2001, our estimated liability for the cost of remediating sites is detailed in the following table:

		Current Portion
	Total Liability	of Liability

	(Millions of dollars)
NSP-Minnesota	$30.4	$4.7
NSP-Wisconsin	13.0	2.4
PSCo	2.8	1.0
SPS	—	—

      Some of the cost of remediation may be recovered from:

•	insurance coverage;

•	other parties that have contributed to the contamination; and

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

•	customers.

      Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined. We have recorded estimates of our share of future costs for these sites. We are not aware of any other parties’ inability to pay, nor do we know if responsibility for any of the sites is in dispute.

      Federal Uranium Enrichment Facility — Approximately $17 million of the long-term liability and $4 million of the current liability for NSP-Minnesota, and approximately $2 million of the long-term liability for PSCo, relate to a DOE assessment for decommissioning a federal uranium enrichment facility. These environmental liabilities do not include accruals recorded and collected from customers in rates for future nuclear fuel disposal costs or decommissioning costs related to NSP-Minnesota’s nuclear generating plants. See Note 14 to Financial Statements for further discussion of nuclear obligations.

      Asbestos Removal — Some of our facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. Since we intend to operate most of these facilities indefinitely, we cannot estimate the amount or timing of payments for its final removal. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

     NSP-Minnesota

      MGP Sites — NSP-Minnesota has investigated and remediated MGP sites in Minnesota and North Dakota. The MPUC allowed NSP-Minnesota to defer, rather than immediately expense, certain remediation costs of four active remediation sites in 1994. This deferral accounting treatment may be used to accumulate costs that regulators might allow us to recover from our customers. The costs are deferred as a regulatory asset until recovery is approved, and then the regulatory asset is expensed over the same period as the regulators have allowed us to collect the related revenue from our customers. In September 1998, the MPUC allowed the recovery of a portion of these MGP site remediation costs in natural gas rates. Accordingly, NSP-Minnesota has been amortizing the related deferred remediation costs to expense. In 2001, the North Dakota Public Service Commission allowed the recovery of part of the cost of remediating another former MGP site in Grand Forks, N.D. The recovered cost of remediating that site, $2.9 million, was accumulated in a regulatory asset that is now being expensed evenly over eight years. NSP-Minnesota may request recovery of costs to remediate other sites following the completion of preliminary investigations.

      Plant Emissions — On Dec. 10, 2001, the Minnesota Pollution Control Agency issued a notice of violation to NSP-Minnesota alleging air quality violations related to the replacement of a coal conveyor and violations of an opacity limitation at the A.S. King generating plant. NSP-Minnesota has responded to the notice of violation and is working to resolve its allegations.

     NSP-Wisconsin

      Ashland MGP Site — NSP-Wisconsin was named as one of three PRPs for creosote and coal tar contamination at a site in Ashland, Wis. The Ashland site includes property owned by NSP-Wisconsin and two other properties: an adjacent city lakeshore park area and a small area of Lake Superior’s Chequemegon Bay adjoining the park.

      The Wisconsin Department of Natural Resources (WDNR) and NSP-Wisconsin have each developed several estimates of the ultimate cost to remediate the Ashland site. The estimates vary significantly, between $4 million and $93 million, because different methods of remediation and different results are assumed in each. The Environmental Protection Agency (EPA) and WDNR have not yet selected the method of remediation to use at the site. Until the EPA and the WDNR select a remediation strategy for all operable

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

units at the site and determine the level of responsibility of each PRP, we are not able to accurately determine our share of the ultimate cost of remediating the Ashland site.

      In the interim, NSP-Wisconsin has recorded a liability for an estimate of its share of the cost of remediating the portion of the Ashland site that it owns, estimated using information available to date and using reasonably effective remedial methods. NSP-Wisconsin has deferred, as a regulatory asset, the remediation costs accrued for the Ashland site because we expect that the Public Service Commission of Wisconsin (PSCW) will continue to allow NSP-Wisconsin to recover payments for environmental remediation from its customers. The PSCW has consistently authorized recovery in NSP-Wisconsin rates of all remediation costs incurred at the Ashland site, and has authorized recovery of similar remediation costs for other Wisconsin utilities.

      We proposed, and the EPA and WDNR have approved, an interim action (a groundwater treatment system) for one operable unit at the site for which NSP-Wisconsin has accepted responsibility. The groundwater treatment system began operating in the fall of 2000. In 2002, NSP-Wisconsin will install monitor wells in the deep aquifer to better characterize the extent and degree of contaminants in that aquifer while the free-product recovery system is operational.

      On Dec. 1, 2000, in response to a citizen petition, the EPA proposed the Ashland site for inclusion on the National Priorities List (NPL) of hazardous sites requiring cleanup. NSP-Wisconsin submitted comments in the Administrative Record concerning the proposed listing on Jan. 30, 2001. It is anticipated that the site will be listed on the NPL sometime in 2002.

      NSP-Wisconsin continues to work with the WDNR to access state and federal funds to apply to the ultimate remediation cost of the entire site.

      Plant Emissions — NSP-Wisconsin’s French Island plant generates electricity by burning a mixture of wood waste and refuse derived fuel. The fuel is derived from municipal solid waste furnished under a contract with La Crosse County, Wisconsin. In October 2000, the EPA reversed a prior decision and found that the plant was subject to the federal large combustor regulations. Those regulations became effective on Dec. 19, 2000. NSP-Wisconsin did not have adequate time to install the emission controls necessary to come into compliance with the large combustor regulations by the compliance date. As a result, on March 29, 2001, the EPA issued a finding of violation to the company. On April 2, 2001, a conservation group sent NSP-Wisconsin a notice of intent to sue under the citizen suit provisions of the Clean Air Act. On July 27, 2001, the state of Wisconsin filed a lawsuit against NSP-Wisconsin in the Wisconsin Circuit Court for La Crosse County, contending that NSP-Wisconsin exceeded dioxin emission limits on numerous occasions between July 1995 and December 2000 at French Island. NSP-Wisconsin faces fines between $10 and $25,000 per day for each violation.

      On Aug. 15, 2001, NSP-Wisconsin received a Certificate of Authority to install control equipment necessary to bring the French Island plant into compliance with the large combustor regulations. NSP-Wisconsin began construction of the new air quality equipment on Oct. 1, 2001. NSP-Wisconsin has reached an agreement in principle with La Crosse County through which La Crosse County will pay for the extra emissions equipment required to comply with the EPA regulation. In 2001, NSP-Wisconsin received results of a stack test on French Island Unit 2, which indicated that the unit’s emissions during the stack test exceeded its dioxin limit. The State of Wisconsin issued an additional notice of violation to NSP-Wisconsin as a result of these stack tests. NSP-Wisconsin has stopped burning refuse-derived fuel in the boiler until it can complete the retrofit required for compliance with the federal large combustor requirements. NSP-Wisconsin expects that the retrofit will also allow it to comply with the state dioxin standard.

     PSCo

      Leyden Gas Storage Facility — In the fall of 2001, PSCo took its Leyden natural gas storage facility out of commercial storage operation and commenced final withdrawal of gas as part of the process to permanently

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

close the facility. PSCo is closing the Leyden facility because it is no longer compatible with surrounding land use, which has experienced considerable residential and commercial development in recent years. Through Dec. 31, 2001, $4 million of costs have been incurred. PSCo has deferred expensing these closing costs because it believes that it will be able to recover them from its ratepayers. We will request recovery of the closing costs as part of the rate case to be filed in 2002. Any costs that are not recoverable from customers will be expensed.

Legal Contingencies

      In the normal course of business, Xcel Energy’s utility subsidiaries are a party to routine claims and litigation arising from prior and current operations. Xcel Energy’s utility subsidiaries are actively defending these matters and has recorded an estimate of the probable cost of settlement or other disposition.

     NSP-Minnesota

      St. Cloud Gas Explosion — On Dec. 11, 1998, a natural gas explosion in St. Cloud, Minn., killed four people, including two NSP-Minnesota employees, injured approximately 14 people and damaged several buildings. The accident occurred as a crew from Cable Constructors Inc. (CCI) was installing fiber optic cable for Seren Innovations, Inc. Seren, CCI and Sirti, an architecture/ engineering firm retained by Seren, are named as defendants in 24 lawsuits relating to the explosion. NSP-Minnesota, Seren’s parent company at the time, is a defendant in 21 of the lawsuits. In addition to compensatory damages, plaintiffs are seeking punitive damages against CCI and Seren. NSP-Minnesota and Seren deny any liability for this accident. On July 11, 2000, the National Transportation Safety Board issued a report, which determined that CCI’s inadequate installation procedures and delay in reporting the natural gas hit were the proximate cause of the accident. NSP-Minnesota has a self-insured retention deductible of $2 million with general liability coverage limits of $185 million. Seren’s primary insurance coverage is $1 million and its secondary insurance coverage is $185 million. The ultimate cost to Xcel Energy, NSP-Minnesota and Seren, if any, is presently unknown.

14.     Nuclear Obligations (NSP-Minnesota)

      Fuel Disposal — NSP-Minnesota is responsible for temporarily storing used or spent nuclear fuel from its nuclear plants. The DOE is responsible for permanently storing spent fuel from NSP-Minnesota’s nuclear plants as well as from other U.S. nuclear plants. NSP-Minnesota has funded its portion of the DOE’s permanent disposal program since 1981. The fuel disposal fees are based on a charge of 0.1 cent per kilowatt-hour sold to customers from nuclear generation. Fuel expense includes DOE fuel disposal assessments of approximately $11 million in 2001, $12 million in 2000 and $12 million in 1999. In total, NSP-Minnesota had paid approximately $296 million to the DOE through Dec. 31, 2001. However, we cannot determine whether the amount and method of the DOE’s assessments to all utilities will be sufficient to fully fund the DOE’s permanent storage or disposal facility.

      The Nuclear Waste Policy Act required the DOE to begin accepting spent nuclear fuel no later than Jan. 31, 1998. In 1996, the DOE notified commercial spent-fuel owners of an anticipated delay in accepting spent nuclear fuel by the required date and conceded that a permanent storage or disposal facility will not be available until at least 2010. NSP-Minnesota and other utilities have commenced lawsuits against the DOE to recover damages caused by the DOE’s failure to meet its statutory and contractual obligations.

      NSP-Minnesota has its own temporary on-site storage facilities for spent fuel at its Monticello and Prairie Island nuclear plants. With the dry cask storage facilities approved in 1994, management believes it has adequate storage capacity to continue operation of its Prairie Island nuclear plant until at least 2007. The Monticello nuclear plant has storage capacity to continue operations until 2010. Storage availability to permit operation beyond these dates is not assured at this time. We are investigating all of the alternatives for spent fuel storage until a DOE facility is available, including pursuing the establishment of a private facility for interim storage of spent nuclear fuel as part of a consortium of electric utilities. If on-site temporary storage at

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Prairie Island reaches approved capacity, we could seek interim storage at this or another contracted private facility, if available.

      Nuclear fuel expense includes payments to the DOE for the decommissioning and decontamination of the DOE’s uranium enrichment facilities. In 1993, NSP-Minnesota recorded the DOE’s initial assessment of $46 million, which is payable in annual installments from 1993 to 2008. NSP-Minnesota is amortizing each installment to expense on a monthly basis. The most recent installment paid in 2001 was $4 million; future installments are subject to inflation adjustments under DOE rules. NSP-Minnesota is obtaining rate recovery of these DOE assessments through the cost-of-energy adjustment clause as the assessments are amortized. Accordingly, we deferred the unamortized assessment of $25 million at Dec. 31, 2001, as a regulatory asset.

      Plant Decommissioning — Decommissioning of NSP-Minnesota’s nuclear facilities is planned for the years 2010 - 2022, using the prompt dismantlement method. NSP-Minnesota currently follows industry practice by ratably accruing the costs for decommissioning over the approved cost recovery period and including the accruals in Accumulated Depreciation. Consequently, the total decommissioning cost obligation and corresponding assets currently are not recorded in NSP-Minnesota’s financial statements.

      In June 2001, the FASB approved the issuance of SFAS No. 143 — “Accounting for Asset Retirement Obligations.” This statement will require NSP-Minnesota to record future nuclear plant decommissioning obligations as a liability at fair value with a corresponding increase to the carrying value of the related long-lived asset. The liability will be increased to its present value each period, and the capitalized cost will be depreciated over the useful life of the related long-lived asset. If at the end of the asset’s useful life, the recorded liability differs from the actual obligations paid, a gain or loss will be recognized at that time.

      SFAS No. 143 will also affect accrued plant removal costs for other generation, transmission and distribution facilities for all utility subsidiaries. Xcel Energy expects that these costs, which have yet to be estimated, will be reclassified from Accumulated Depreciation to Regulatory Liabilities based on the recoverability of these costs in rates. Xcel Energy plans to adopt SFAS No. 143, as required, on Jan. 1, 2003.

      Consistent with cost recovery in utility customer rates, NSP-Minnesota records annual decommissioning accruals based on periodic site-specific cost studies and a presumed level of dedicated funding. Cost studies quantify decommissioning costs in current dollars. Funding presumes that current costs will escalate in the future at a rate of 4.35 percent per year. The total estimated decommissioning costs that will ultimately be paid, net of income earned by external trust funds, is currently being accrued using an annuity approach over the approved plant recovery period. This annuity approach uses an assumed rate of return on funding, which is currently 5.5 percent, net of tax, for external funding and approximately 8 percent, net of tax, for internal funding. Unrealized gains on nuclear decommissioning investments are deferred as Regulatory Liabilities based on the assumed offsetting against decommissioning costs in current ratemaking treatment.

      The MPUC last approved NSP-Minnesota’s nuclear decommissioning study and related nuclear plant depreciation capital recovery request in April 2000, using 1999 cost data. Although we expect to operate Prairie Island through the end of each unit’s licensed life, the approved capital recovery would allow for the plant to be fully depreciated, including the accrual and recovery of decommissioning costs, in 2007. This is about seven years earlier than each unit’s licensed life. The approved recovery period for Prairie Island has been reduced because of the uncertainty regarding spent-fuel storage. We believe future decommissioning cost accruals will continue to be recovered in customer rates.

      The total obligation for decommissioning currently is expected to be funded 100 percent by external funds, as approved by the MPUC. Contributions to the external fund started in 1990 and are expected to continue until plant decommissioning begins. The assets held in trusts as of Dec. 31, 2001, primarily consisted of investments in fixed income securities, such as tax-exempt municipal bonds and U.S. government securities that mature in one to 20 years, and common stock of public companies. We plan to reinvest matured securities until decommissioning begins.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      At Dec. 31, 2001, NSP-Minnesota had recorded and recovered in rates cumulative decommissioning accruals of $623 million. The following table summarizes the funded status of NSP-Minnesota’s decommissioning obligation at Dec. 31, 2001:

2001

(Thousands
of dollars)
Estimated decommissioning cost obligation from most recently approved study (1999 dollars)	$958,266
Effect of escalating costs to 2001 dollars (at 4.35 percent per year)	85,183

Estimated decommissioning cost obligation in current dollars	1,043,449
Effect of escalating costs to payment date (at 4.35 percent per year)	850,825

Estimated future decommissioning costs (undiscounted)	1,894,274
Effect of discounting obligation (using risk-free interest rate)	(1,016,206)

Discounted decommissioning cost obligation	878,068
Assets held in external decommissioning trust	596,113

Discounted decommissioning obligation in excess of assets currently held in external trust	$281,955

      Decommissioning expenses recognized include the following components:

	2001	2000	1999

	(Thousands of dollars)
Annual decommissioning cost accrual reported as depreciation expense:
Externally funded	$51,433	$51,433	$33,178
Internally funded (including interest costs)	(17,396)	(16,111)	1,595
Interest cost on externally funded decommissioning obligation	4,535	5,151	4,191
Earnings from external trust funds	(4,535)	(5,151)	(4,191)

Net decommissioning accruals recorded	$34,037	$35,322	$34,773

      Decommissioning and interest accruals are included with Accumulated Depreciation on the balance sheet. Interest costs and trust earnings associated with externally funded obligations are reported in Other Nonoperating Income on the income statement.

      Negative accruals for internally funded portions in 2000 and 2001 reflect the impacts of the 2000 decommissioning study, which has approved an assumption of 100-percent external funding of future costs. Previous studies assumed a portion was funded internally; beginning in 2000, accruals are reversing the previously accrued internal portion and increasing the external portion prospectively.

15.     Regulatory Assets and Liabilities (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      Our regulated businesses prepare their financial statements in accordance with the provisions of SFAS No. 71, as discussed in Note 1 to the Financial Statements. Under SFAS No. 71, regulatory assets and liabilities can be created for amounts that regulators may allow us to collect from, or may require us to pay back to, customers in future electric and natural gas rates.

      Any portion of our business that is not rate regulated cannot use SFAS No. 71 accounting. Efforts to restructure and deregulate the utility industry may further reduce or end our ability to apply SFAS No. 71 in the future. Write-offs and material changes to our balance sheet, income and cash flows may result.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

      The components of unamortized regulatory assets and liabilities shown on the balance sheets of Xcel Energy’s utility subsidiaries at Dec. 31 are:

     NSP-Minnesota

		Remaining
	Note Ref.	Amortization Period	2001	2000

	(Thousands of dollars)
AFDC recorded in plant(a)		Plant Lives	$88,005	$96,466
Conservation programs(a)(e)		Up to 5 Years	35,573	12,948
Losses on reacquired debt	1	Term of Related Debt	36,631	39,629
Environmental costs	13,14	To be determined	5,366	6,014
Unrecovered gas costs(b)	1	1-2 Years	10,324	24,213
Nuclear decommissioning costs(c)		Up to 8 years	24,696	28,223
Renewable resource costs		To be determined	17,500	10,500
State commission accounting adjustments(a)		Plant Lives	4,860	4,977
Other		Various	3,133	3,577

Total regulatory assets			$226,088	$226,547

Investment tax credit deferrals			$56,018	$61,111
Unrealized gains from decommissioning investments	14		149,041	171,736
Pension costs-regulatory differences	9		215,687	139,178
Conservation programs(d)			—	40,679
Deferred income tax adjustments			46,157	74,697
Fuel costs, refunds and other			1,148	8,912

Total regulatory liabilities			$468,051	$496,313

(a)	Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

(b)	Excludes current portion with expected rate recovery within 12 months of $22 million and $13 million for 2001 and 2000, respectively.

(c)	These costs do not relate to NSP-Minnesota’s nuclear plants. They relate to DOE assessments.

(d)	Represents estimated refund for 1998 incentives, ultimately reversed in 2001.

(e)	2001 amount includes accrued conservation incentives expected to be approved for 2001 and 2000. Due to regulatory uncertainty, such incentives were not accrued in 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     NSP-Wisconsin

		Remaining
	Note Ref.	Amortization Period	2001	2000

	(Thousands of dollars)
AFDC recorded in plant(f)		Plant Lives	$7,391	$7,032
Conservation programs(f)		Through 2003	1,597	3,321
Losses on reacquired debt	1	Term of Related Debt	9,968	10,608
Environmental costs		To be determined	14,803	13,358
State commission accounting adjustments(f)		Plant Lives	2,718	2,637
Other		Various	646	1,580

Total regulatory assets			$37,123	$38,536

Investment tax credit deferrals			$10,510	$11,050
Deferred income tax adjustments			5,572	5,572
Fuel costs, refunds and other			809	2,196

Total regulatory liabilities			$16,891	$18,818

(f)	Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

     PSCo

		Remaining
	Note Ref.	Amortization Period	2001	2000

	(Thousands of dollars)
AFDC recorded in plant(g)		Plant Lives	$39,069	$40,779
Conservation programs(g)		Up to 5 Years	15,643	20,728
Losses on reacquired debt	1	Term of Related Debt	15,047	16,242
Deferred income tax adjustments	1	Mainly Plant Lives	34,556	44,885
Nuclear decommissioning costs		4 Years	43,788	54,267
Employees’ postretirement benefits other than pension	9	11 Years	42,790	46,680
Employees’ postemployment benefits	2		—	23,018
Other		Various	1,948	4,555

Total regulatory assets(h)			$192,841	$251,154

Investment tax credit deferrals			$49,048	$45,027

Total regulatory liabilities			$49,048	$45,027

(g)	Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

(h)	Excludes deferred energy charges expected to be recovered within the next 12 months of $17 million for 2001 and $149 million for 2000.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     SPS

		Remaining
	Note Ref.	Amortization Period	2001	2000

	(Thousands of dollars)
AFDC recorded in plant(i)		Plant Lives	$15,027	$15,027
Conservation programs(i)		Up to 5 Years	13,012	15,446
Losses on reacquired debt	1	Term of Related Debt	33,260	18,697
Deferred income tax adjustments	1	Mainly Plant Lives	35,162	23,136
Other		Various	152	2,053

Total regulatory assets(j)			$96,613	$74,359

Investment tax credit deferrals			$1,117	$1,275

Total regulatory liabilities			$1,117	$1,275

(i)	Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

(j)	Excludes deferred energy charges expected to be paid within the next 12 months of $30 million for 2001. Excludes deferred energy charges expected to be recovered within the next 12 months of $104 million for 2000.

16.     Segment and Related Information (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      Xcel Energy’s utility subsidiaries have two reportable segments: Electric Utility and Gas Utility.

•	Xcel Energy’s Electric Utility generates, transmits and distributes electricity in Minnesota, Wisconsin, Michigan, North Dakota, South Dakota, Colorado, Texas, New Mexico, Wyoming, Kansas and Oklahoma. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. Electric Utility also includes NSP-Minnesota’s and PSCo’s electric trading operations.

•	Xcel Energy’s Gas Utility transmits, transports, stores and distributes natural gas and propane primarily in portions of Minnesota, Wisconsin, North Dakota, Michigan and Colorado.

      Revenues from operating segments not included above are below the necessary quantitative thresholds and are therefore included in the All Other category. Those primarily include steam revenue (PSCo), appliance repair services (NSP-Minnesota and PSCo), nonutility real estate activities (NSP-Minnesota), parking ramp operations (NSP-Minnesota) and revenues associated with processing solid waste into refuse-derived fuel (NSP-Minnesota).

      To report net income for electric and natural gas utility segments, Xcel Energy must assign or allocate all costs and certain other income. In general, costs are:

•	directly assigned wherever applicable;

•	allocated based on cost causation allocators wherever applicable; or

•	allocated based on a general allocator for all other costs not assigned by the above two methods.

      The accounting policies of the segments are the same as those described in Note 1, Summary of Significant Accounting Policies. Xcel Energy evaluates performance by each legal entity based on profit or loss.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

Business Segments

     NSP-Minnesota

	Electric	Gas		Reconciling	Consolidated
	Utility	Utility	All Other	Eliminations	Total

	(Thousands of dollars)
2001
Operating revenues from external customers	$2,581,886	$625,340	$52,836	$—	$3,260,062
Intersegment revenues	722	166	—	—	888

Total revenues	2,582,608	625,506	52,836	—	3,260,950
Depreciation and amortization	312,686	26,347	476	—	339,509
Financing costs, mainly interest expense	88,809	11,816	275	—	100,900
Income tax expense	129,521	10,260	(7,049)	—	132,732

Segment net income	$192,046	$13,790	$2,029	$—	$207,865

	Electric	Gas		Reconciling	Consolidated
	Utility	Utility	All Other	Eliminations	Total

	(Thousands of dollars)
2000
Operating revenues from external customers	$2,411,197	$535,131	$51,900	$—	$2,998,228
Intersegment revenues	686	1,569	—	—	2,255

Total revenues	2,411,883	536,700	51,900	—	3,000,483
Depreciation and amortization	300,961	22,945	29	—	323,935
Financing costs, mainly interest expense	129,298	12,918	169	—	142,385
Income tax expense	83,718	8,364	109	—	92,191

Segment net income	$90,363	$19,538	$1,323	$—	$111,224

	Electric	Gas		Reconciling	Consolidated
	Utility	Utility	All Other	Eliminations	Total

	(Thousands of dollars)
1999
Operating revenues from external customers	$2,266,521	$364,340	$45,057	$—	$2,675,918
Intersegment revenues	692	1,495	—	—	2,187

Total revenues	2,267,213	365,835	45,057	—	2,678,105
Depreciation and amortization	286,894	23,235	—	—	310,129
Financing costs, mainly interest expense	106,815	12,721	1,238	—	120,774
Income tax expense	93,866	2,285	1,280	—	97,431

Segment net income	$145,906	$11,200	$1,874	$—	$158,980

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     NSP-Wisconsin

	Electric	Gas		Reconciling	Consolidated
	Utility	Utility	All Other	Eliminations	Total

	(Thousands of dollars)
2001
Operating revenues from external customers	$450,723	$120,951	$692	$—	$572,366
Intersegment revenues	172	2,102	—	—	2,274

Total revenues	450,895	123,053	692	—	574,640
Depreciation and amortization	36,713	4,932	—	—	41,645
Financing costs, mainly interest expense	19,871	2,198	—	—	22,069
Income tax expense	20,475	683	—	—	21,158

Segment net income	$32,258	$4,134	$—	$—	$36,392

	Electric	Gas		Reconciling	Consolidated
	Utility	Utility	All Other	Eliminations	Total

	(Thousands of dollars)
2000
Operating revenues from external customers	$424,312	$108,077	$670	$—	$533,059
Intersegment revenues	165	1,946	—	—	2,111

Total revenues	424,477	110,023	670	—	535,170
Depreciation and amortization	35,103	5,399	—	—	40,502
Financing costs, mainly interest expense	17,019	2,236	—	—	19,255
Income tax expense	18,287	2,403	—	—	20,690

Segment net income	$26,723	$3,573	$—	$—	$30,296

	Electric	Gas		Reconciling	Consolidated
	Utility	Utility	All Other	Eliminations	Total

	(Thousands of dollars)
1999
Operating revenues from external customers	$411,391	$79,500	$514	$—	$491,405
Intersegment revenues	141	2,875	—	—	3,016

Total revenues	411,532	82,375	514	—	494,421
Depreciation and amortization	35,964	6,153	—	—	42,117
Financing costs, mainly interest expense	16,904	1,626	—	—	18,530
Income tax expense	22,733	2,569	—	—	25,302

Segment net income	$32,959	$3,407	$—	$—	$36,366

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

     PSCo

	Electric			Reconciling	Consolidated
	Utility	Gas Utility	All Other	Eliminations	Total

	(Thousands of dollars)
2001
Operating revenues from external customers	$3,621,499	$1,249,308	$32,465	$—	$4,903,272
Intersegment revenues	125	2,233	—	—	2,358

Total revenues	3,621,624	1,251,541	32,465	—	4,905,630
Depreciation and amortization	182,288	55,499	1,522	—	239,309
Financing costs, mainly interest expense	103,083	30,693	14,909	(17,457)	131,228
Income tax expense (credit)	129,773	26,384	(23,656)	—	132,501

Segment income before extraordinary items	$175,393	$48,436	$50,738	$—	$274,567
Extraordinary items, net of tax	—	—	(1,534)	—	(1,534)

Segment net income	$175,393	$48,436	$49,204	$—	$273,033

	Electric			Reconciling	Consolidated
	Utility	Gas Utility	All Other	Eliminations	Total

	(Thousands of dollars)
2000
Operating revenues from external customers	$2,827,181	$787,110	$26,751	$—	$3,641,042
Intersegment revenues	—	—	—	—	—

Total revenues	2,827,181	787,110	26,751	—	3,641,042
Depreciation and amortization	156,896	51,636	2,172	—	210,704
Financing costs, mainly interest expense	122,859	40,448	20,808	(22,824)	161,291
Income tax expense (credit)	100,679	22,313	(20,222)	—	102,770

Segment net income	$134,425	$28,795	$32,908	$—	$196,128

	Electric			Reconciling	Consolidated
	Utility	Gas Utility	All Other	Eliminations	Total

	(Thousands of dollars)
1999
Operating revenues from external customers	$2,040,383	$657,822	$21,046	$—	$2,719,251
Intersegment revenues	—	—	—	—	—

Total revenues	2,040,383	657,822	21,046	—	2,719,251
Depreciation and amortization	145,945	46,401	2,019	—	194,365
Financing costs, mainly interest expense	115,607	35,301	19,010	(13,744)	156,174
Income tax expense (credit)	95,743	15,717	(14,886)	—	96,574

Segment net income	$155,330	$29,289	$19,646	$—	$204,265

     SPS

      SPS has only one reportable segment. SPS operates in the regulated electric utility industry providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers were $1,385.5 million, $1,079.6 million and $925.9 million for the years ended Dec. 31, 2001, 2000 and 1999, respectively.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

17.     Related Party Transactions (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      NSP-Minnesota, NSP-Wisconsin, PSCo and SPS receive various administrative, management, environmental and other support services from Xcel Energy Services Inc., which began operations in August 2000. Prior to this, all of these support services resided in former NSP for NSP-Minnesota and NSP-Wisconsin and were allocated to the former NSP subsidiaries, as appropriate. New Century Services provided these support services to PSCo and SPS prior to the merger.

     NSP-Minnesota

      Viking Gas Transmission Co. (Viking) transports gas purchased by NSP-Minnesota from various suppliers. NSP-Minnesota incurred transportation costs of $5.8 million, $5.5 million and $3.8 million in 2001, 2000 and 1999, respectively, for gas purchased through Viking.

      NSP-Minnesota purchased gas from e prime for $3.5 million in 2001. In addition NSP-Minnesota sold transportation services to e prime for $0.4 million in 2001 for gas delivered into the Minnesota operating area.

      Utility Engineering provided construction services to NSP-Minnesota of $6.7 million in 2001.

     NSP-Minnesota and NSP-Wisconsin

      The electric production and transmission costs of the entire NSP system are shared by NSP-Minnesota and NSP-Wisconsin. A FERC approved agreement (Interchange Agreement) between the two companies provides for the sharing of all costs of generation and transmission facilities of the system, including capital costs. Billings under the Interchange Agreement, which are included in the Statements of Income, are as follows (Thousands of dollars):

	2001	2000	1999

NSP-Minnesota
Operating revenues:
Electric
Production related	$218,385	$200,522	$192,069
Transmission	17,733	16,600	15,366
Gas	468	220	192
Operating expenses:
Purchased and interchange power	50,083	45,294	48,193
Gas purchased for resale	—	608	—
Other operations	35,812	28,131	26,021

	2001	2000	1999

NSP-Wisconsin
Operating revenues:
Electric	$85,895	$73,425	$74,214
Gas	—	—	—
Operating expenses (income):
Purchased and interchange power	218,534	199,730	192,541
Gas purchased for resale	244	220	192
Other operations	17,555	(179)	18,212

      NSP-Wisconsin obtains short-term borrowings from NSP-Minnesota at NSP-Minnesota’s average daily interest rate, including the cost of NSP-Minnesota’s compensating balance requirements. Interest charges on

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

NSP-Wisconsin’s statement of income and other income on NSP-Minnesota’s statement of income include $0.4 million, $3.4 million, and $2.5 million for 2001, 2000 and 1999, respectively, related to this.

      NSP-Minnesota’s receivables from affiliates include amounts receivable from NSP-Wisconsin for the Interchange Agreement and short-term borrowings. NSP-Minnesota’s payable to affiliates primarily represents amounts payable to Xcel Energy Services Inc. for NSP-Minnesota’s allocation of support services from Xcel Energy Services Inc.

      NSP-Wisconsin’s receivable from affiliates primarily represents amounts receivable from NSP-Minnesota for the Interchange Agreement. NSP-Wisconsin’s notes payable to affiliates represents amounts payable to NSP-Minnesota.

     PSCo and SPS

      For the past 37 years, Cheyenne has purchased all electric supply requirements from PacfiCorp, but the contract expired in early 2001. Cheyenne was unable to execute a new agreement with PacifiCorp and consequently PSCo began supplying Cheyenne’s power requirements in February 2001.

      SPS purchases gas from e prime to fuel electric generation plants.

      PSCo sells firm and interruptible transportation services to e prime for gas delivered into the Denver/ Pueblo operating area. PSCo also purchases gas from e prime for its gas utility system supply.

      PSCo and SPS receive construction services from Utility Engineering. In addition, PSCo and SPS pay interest expense on any short-term borrowings from Xcel Energy.

      In 2000 and 1999, PSCo received interest income from Xcel Energy International Inc. on the note receivable related to the sale of New Century International effective March 31, 1998. In 2000 and 1999, SPS received interest income from Xcel Energy Wholesale Energy Group Inc. on the note receivable related to the sale of Quixx and Utility Engineering as part of the PSCo/ SPS Merger.

      The table below contains the various significant affiliate transactions among the companies and related parties for the years ended Dec. 31, 2001, 2000 and 1999 (Thousands of dollars):

	PSCo			SPS

	2001	2000	1999	2001	2000	1999

Electric utility revenues	$40,457	$—	$—	$—	$—	$—
Electric fuel and purchased power	—	—	—	24,342	45,900	1,632
Gas utility revenues	513	8,750	7,416	—	—	—
Cost of gas sold	1,644	3,483	470	—	—	—
Operating expenses	232,902	500,954	166,619	72,259	210,174	68,866
Interest income	—	10,377	13,494	—	8,640	8,620
Interest expenses	2,311	3,952	4,146	253	850	790
Construction services	69,316	67,893	110,004	8,141	7,397	8,970

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

18.	Summarized Quarterly Financial Data (Unaudited) (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

     NSP-Minnesota

	Quarter Ended

	March 31, 2001	June 30, 2001(a)	Sept. 30, 2001	Dec. 31, 2001(a)

	(Thousands of dollars)
Revenue(c)	$982,073	$759,215	$826,706	$692,956
Operating income(c)	99,830	112,113	155,691	70,150
Net income	42,172	56,401	76,090	33,202

	Quarter Ended

	March 31, 2000	June 30, 2000	Sept. 30, 2000(b)	Dec. 31, 2000(b)

	(Thousands of dollars)
Revenue(c)	$724,753	$644,056	$772,739	$858,935
Operating income(c)	83,778	77,004	94,101	96,642
Net income	30,237	26,871	25,163	28,953

(a)	2001 results include special charges and unusual items in the second and fourth quarters as discussed in Notes 2 and 15 to the Financial Statements. Second quarter results were increased by $41 million for conservation incentive adjustments. Fourth quarter results were decreased by $14 million for a pretax special charge related to employee restaffing costs.

(b)	2000 results include special charges related to merger costs and strategic alignment as discussed in Note 2 to the Financial Statements. Third quarter results were reduced by approximately $59 million, and fourth quarter results were reduced by approximately $13 million.

(c)	Certain items in the 2000 and 2001 quarterly income statements have been reclassified to conform to the 2001 annual presentation. These reclassifications, primarily related to items formerly presented as nonoperating revenues and expenses, had no effect on net income.

     NSP-Wisconsin

	Quarter Ended

	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001(a)

	(Thousands of dollars)
Revenue(c)	$183,567	$122,005	$132,111	$136,957
Operating income(c)	26,565	9,928	19,431	22,858
Net income	13,092	3,414	8,627	11,259

	Quarter Ended

	March 31, 2000	June 30, 2000	Sept. 30, 2000(b)	Dec. 31, 2000(b)

	(Thousands of dollars)
Revenue(c)	$144,600	$113,691	$121,880	$154,999
Operating income(c)	25,771	10,283	9,965	23,285
Net income	12,751	4,044	1,844	11,657

(a)	2001 results include special charges as discussed in Note 2 to the Financial Statements. Fourth quarter results were decreased by $2 million for a pretax special charge related to employee restaffing costs.

(b)	2000 results include special charges related to merger costs and strategic alignment as discussed in Note 2 to the Financial Statements. Third quarter results were reduced by approximately $11 million, and fourth quarter results were reduced by approximately $2 million for these pretax charges.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

(c)	Certain items in the 2000 and 2001 quarterly income statements have been reclassified to conform to the 2001 annual presentation. These reclassifications, primarily related to items formerly presented as nonoperating revenues and expenses, had no effect on net income.

     PSCo

	Quarter Ended

	March 31, 2001	June 30, 2001(a)	Sept. 30, 2001	Dec. 31, 2001(a)

	(Thousands of dollars)
Revenue(c)	$1,440,698	$1,320,536	$1,099,700	$1,044,696
Operating income(c)	186,793	126,543	107,271	113,111
Income before extraordinary items	99,890	63,337	55,147	56,193
Extraordinary items	—	—	—	(1,534)
Net income	99,890	63,337	55,147	54,659

	Quarter Ended

	March 31, 2000	June 30, 2000	Sept. 30, 2000(b)	Dec. 31, 2000(b)

	(Thousands of dollars)
Revenue(c)	$721,681	$675,940	$949,788	$1,293,633
Operating income(c)	136,955	126,640	62,082	121,410
Net income	65,025	58,933	10,494	61,676

(a)	2001 results include special charges as discussed in Note 2 to the Financial Statements. Second quarter results were decreased by $23 million for a pretax special charge related to postemployment benefits. Fourth quarter results were decreased by $15 million for a pretax special charge related to employee restaffing costs.

(b)	2000 results include special charges related to merger costs and strategic alignment as discussed in Note 2 to the Financial Statements. Third quarter results were reduced by approximately $63 million, and fourth quarter results were reduced by approximately $14 million for these pretax charges.

(c)	Certain items in the 2000 and 2001 quarterly income statements have been reclassified to conform to the 2001 annual presentation. These reclassifications, primarily related to items formerly presented as nonoperating revenues and expenses, had no effect on net income.

     SPS

	Quarter Ended

	March 31, 2001	June 30, 2001	Sept. 30, 2001	Dec. 31, 2001(a)

	(Thousands of dollars)
Revenue(c)	$329,273	$371,681	$387,219	$297,285
Operating income(c)	53,713	42,384	85,068	49,392
Income before extraordinary items	26,049	20,302	47,709	24,219
Extraordinary items	—	—	—	11,821
Net income	26,049	20,302	47,709	36,040

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS — (Continued)

	Quarter Ended

	March 31, 2000	June 30, 2000	Sept. 30, 2000(b)	Dec. 31, 2000(b)

	(Thousands of dollars)
Revenue(c)	$216,232	$256,643	$319,529	$287,176
Operating income(c)	40,065	58,472	67,653	32,063
Income before extraordinary items	18,256	28,646	31,891	9,659
Extraordinary items	—	(13,658)	(5,302)	—
Net income	18,256	14,988	26,589	9,659

(a)	2001 results include special charges as discussed in Note 2 to the Financial Statements. Fourth quarter results were decreased by $5 million for a pretax special charge related to employee restaffing costs.

(b)	2000 results include special charges related to merger costs and strategic alignment as discussed in Note 2 to the Financial Statements. Third quarter results were reduced by approximately $20 million, and fourth quarter results were reduced by approximately $4 million for these pretax charges.

(c)	Certain items in the 2000 and 2001 quarterly income statements have been reclassified to conform to the 2001 annual presentation. These reclassifications, primarily related to items formerly presented as nonoperating revenues and expenses, had no effect on net income.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      During 2000 and 2001, and through March 27, 2002, there were no disagreements with the independent public accountants for NSP-Minnesota, NSP-Wisconsin, PSCo and SPS on accounting principles or practices, financial disclosures or audit scope or procedures.

PART III

      Part III of Form 10-K has been omitted from this report for Xcel Energy’s utility subsidiaries in accordance with conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly-owned subsidiaries.

Item 10.	Directors and Executive Officers of the Registrant (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Item 11.	Executive Compensation (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Item 12.	Security Ownership of Certain Beneficial Owners and Management (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Item 13.	Certain Relationships and Related Transactions (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

PART IV

Item 14.	Exhibits, Financial Statement Schedules and Reports on Form 8-K (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

NSP-Minnesota

   2.       Exhibits

*	Indicates incorporation by reference.
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors.
2.01*	Agreement and Plan of Merger, dated as of March 24, 1999, by and between Northern States Power Company and New Century Energies, Inc. (Incorporated by reference to Exhibit 2.1 to the Report on Form 8-K (File No. 1-12907) of New Century Energies, Inc. dated March 24, 1999).
3.01*	Articles of Incorporation and Amendments of the Company.
3.02*	By-Laws of the Company.
4.01*	Trust Indenture, dated Feb. 1, 1937, from NSP to Harris Trust and Savings Bank, as Trustee. (Exhibit B-7 to File No. 2-5290).
4.02*	Supplemental and Restated Trust Indenture, dated May 1, 1988, from NSP to Harris Trust and Savings Bank, as Trustee. (Exhibit 4.02 to Form 10-K of NSP for the year 1988, File No. 1-3034).
Supplemental Indenture between NSP and said Trustee, supplemental to Exhibit 4.03, dated as follows:
4.03*	June 1, 1942 (Exhibit B-8 to File No. 2-97667).
4.04*	Feb. 1, 1944 (Exhibit B-9 to File No. 2-5290).
4.05*	Oct. 1, 1945 (Exhibit 7.09 to File No. 2-5924).
4.06*	July 1, 1948 (Exhibit 7.05 to File No. 2-7549).
4.07*	Aug. 1, 1949 (Exhibit 7.06 to File No. 2-8047).
4.08*	June 1, 1952 (Exhibit 4.08 to File No. 2-9631).
4.09*	Oct. 1, 1954 (Exhibit 4.10 to File No. 2-12216).
4.10*	Sept. 1, 1956 (Exhibit 2.09 to File No. 2-13463).
4.11*	Aug. 1, 1957 (Exhibit 2.10 to File No. 2-14156).
4.12*	July 1, 1958 (Exhibit 4.12 to File No. 2-15220).
4.13*	Dec. 1, 1960 (Exhibit 2.12 to File No. 2-18355).
4.14*	Aug. 1, 1961 (Exhibit 2.13 to File No. 2-20282).
4.15*	June 1, 1962 (Exhibit 2.14 to File No. 2-21601).
4.16*	Sept. 1, 1963 (Exhibit 4.16 to File No. 2-22476).
4.17*	Aug. 1, 1966 (Exhibit 2.16 to File No. 2-26338).
4.18*	June 1, 1967 (Exhibit 2.17 to File No. 2-27117).
4.19*	Oct. 1, 1967 (Exhibit 2.01R to File No. 2-28447).
4.20*	May 1, 1968 (Exhibit 2.01S to File No. 2-34250).
4.21*	Oct. 1, 1969 (Exhibit 2.01T to File No. 2-36693).
4.22*	Feb. 1, 1971 (Exhibit 2.01U to File No. 2-39144).
4.23*	May 1, 1971 (Exhibit 2.01V to File No. 2-39815).
4.24*	Feb. 1, 1972 (Exhibit 2.01W to File No. 2-42598).
4.25*	Jan. 1, 1973 (Exhibit 2.01X to File No. 2-46434).
4.26*	Jan. 1, 1974 (Exhibit 2.01Y to File No. 2-53235).
4.27*	Sept. 1, 1974 (Exhibit 2.01Z to File No. 2-53235).
4.28*	April 1, 1975 (Exhibit 4.01AA to File No. 2-71259).
4.29*	May 1, 1975 (Exhibit 4.01BB to File No. 2-71259).
4.30*	March 1, 1976 (Exhibit 4.01CC to File No. 2-71259).
4.31*	June 1, 1981 (Exhibit 4.01DD to File No. 2-71259).
4.32*	Dec. 1, 1981 (Exhibit 4.01EE to File No. 2-83364).

4.33*	May 1, 1983 (Exhibit 4.01FF to File No. 2-97667).
4.34*	Dec. 1, 1983 (Exhibit 4.01GG to File No. 2-97667).
4.35*	Sept. 1, 1984 (Exhibit 4.01HH to File No. 2-97667).
4.36*	Dec. 1, 1984 (Exhibit 4.01II to File No. 2-97667).
4.37*	May 1, 1985 (Exhibit 4.36 to Form 10-K for the year 1985, File No. 1-3034).
4.38*	Sept. 1, 1985 (Exhibit 4.37 to Form 10-K for the year 1985, File No. 1-3034).
4.39*	July 1, 1989 (Exhibit 4.01 to Form 8-K dated July 7, 1989, File No. 1-3034).
4.40*	June 1, 1990 (Exhibit 4.01 to Form 8-K dated June 1, 1990, File No. 1-3034).
4.41*	Oct. 1, 1992 (Exhibit 4.01 to Form 8-K dated Oct. 13, 1992, File No. 1-3034).
4.42*	April 1, 1993 (Exhibit 4.01 to Form 8-K dated March 30, 1993, File No. 1-3034).
4.43*	Dec. 1, 1993 (Exhibit 4.01 to Form 8-K dated Dec. 7, 1993, File No. 1-3034).
4.44*	Feb. 1, 1994 (Exhibit 4.01 to Form 8-K dated Feb. 10, 1994, File No. 1-3034).
4.45*	Oct. 1, 1994 (Exhibit 4.01 to Form 8-K dated Oct. 5, 1994, File No. 1-3034).
4.46*	June 1, 1995 (Exhibit 4.01 to Form 8-K dated June 28, 1995, File No. 1-3034).
4.47*	April 1, 1997 (Exhibit 4.47 to Form 10-K for the year 1997, File No. 1-3034).
4.48*	March 1, 1998 (Exhibit 4.01 to Form 8-K dated March 11, 1998, File No. 1-3034).
4.49*	May 1, 1999 (Exhibit 4.49 to Form 10 of NSP-Minnesota, File No. 000-31709).
4.50*	June 1, 2000 (Exhibit 4.50 to Form 10 of NSP-Minnesota, File No. 000-31709).
4.51*	Aug. 1, 2000 (Assignment and Assumption of Trust Indenture) (Exhibit 4.51 to Form 10 of NSP-Minnesota, File No. 000-31709).
4.52*	Subordinated Debt Securities Indenture, dated as of Jan. 30, 1997, between Xcel Energy and Norwest Bank Minnesota, National Association, as trustee. (Exhibit 4.02 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).
4.53*	Preferred Securities Guarantee Agreement, dated as of Jan. 31, 1997, between Xcel Energy and Wilmington Trust Company, as Trustee. (Exhibit 4.05 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).
4.54*	Preferred Securities Guarantee Agreement, dated as of Aug. 18, 2000, between Northern States Power Company and Wilmington Trust Company, as Trustee. (Exhibit 4.54 to Form 10 of NSP-Minnesota, File No. 000-31709).
4.55*	Amended and Restated Declaration of Trust of NSP Financing I, dated as of Jan. 31, 1997, including form of Preferred Security. (Exhibit 4.10 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).
4.56*	Supplemental Indenture, dated as of Jan. 31, 1997, between Xcel Energy and Norwest Bank Minnesota, National Association, as trustee, including form of Junior Subordinated Debenture. (Exhibit 4.12 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).
4.57*	Supplemental Trust Indenture dated Aug. 18, 2000 between Xcel Energy, Northern States Power Company and Wells Fargo Bank Minnesota, National Association, as Trustee (Exhibit 4.57 to Form 10 of NSP-Minnesota, File No. 000-31709).
4.58*	Common Securities Guarantee Agreement dated as of Jan. 31, 1997, between Xcel Energy and Wilmington Trust Company, as Trustee. (Exhibit 4.13 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).
4.59*	Common Securities Guarantee Agreement dated as of Aug. 18, 2000, between NSP and Wilmington Trust Company, as Trustee. (Exhibit 4.59 to Form 10 of NSP-Minnesota, File No. 000-31709).
4.60*+	Subscription Agreement, dated as of Jan. 28, 1997, between NSP Financing I and NSP. (Exhibit 4.14 to Form 8-K dated Jan. 28, 1997, File No. 001-03034).
4.61*	Trust Indenture, dated July 1, 1999, between NSP and Norwest Bank Minnesota, National Association, as Trustee. (Exhibit 4.01 to Form 8-K dated July 21, 1999, File No. 1-03034).

4.62*	Supplemental Trust Indenture, dated July 15, 1999, between NSP and Norwest Bank Minnesota, National Association, as Trustee. (Exhibit 4.02 to Form 8-K dated July 21, 1999, File No. 1-03034).
4.63*	Supplemental Trust Indenture, dated Aug. 18, 2000, among Xcel Energy, Northern States Power Company and Wells Fargo Bank Minnesota, National Association, as Trustee. (Exhibit 4.63 to Form 10 of NSP-Minnesota, File No. 000-31709).
10.01*	Facilities Agreement, dated July 21, 1976, between NSP and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 kilovolt (kv) line. (Exhibit 5.06I to File No. 2-54310).
10.02*	Transactions Agreement, dated July 21, 1976, between NSP and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 kv line. (Exhibit 5.06J to File No. 2-54310).
10.03*	Coordinating Agreement, dated July 21, 1976, between NSP and the Manitoba Hydro-Electric Board relating to the interconnection of the 500 kv line. (Exhibit 5.06K to File No. 2-54310).
10.04*	Ownership and Operating Agreement, dated March 11, 1982, between NSP, Southern Minnesota Municipal Power Agency and United Minnesota Municipal Power Agency concerning Sherburne County Generating Unit No. 3. (Exhibit 10.01 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).
10.05*	Transmission Agreement, dated April 27, 1982, and Supplement No. 1, dated July 20, 1982, between NSP and Southern Minnesota Municipal Power Agency. (Exhibit 10.02 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).
10.06*	Power Agreement, dated June 14, 1984, between NSP and the Manitoba Hydro-Electric Board, extending the agreement scheduled to terminate on April 30, 1993, to April 30, 2005. (Exhibit 10.03 to Form 10-Q for the quarter ended Sept. 30, 1994, File No. 1-3034).
10.07*	Power Agreement, dated August 1988, between NSP and Minnkota Power Company. (Exhibit 10.08 to Form 10-K for the year 1988, File No. 1-3034).
10.08*	Assignment and Assumption Agreement, dated Aug. 18, 2000 between Northern States Power Company and Xcel Energy Inc. (Exhibit 10.08 to Form 10 of NSP-Minnesota, File No. 000-31709)
10.09*	Copy of Interchange Agreement dated Sept. 17, 1984, and Settlement Agreement dated May 31, 1985, between NSP-Wisconsin, the NSP-Minnesota Company and LSDP. (Filed as Exhibit 10.10 to Form 10-K Report 10-3140 for the year 1985).
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Accountants.
23.02	Consent of Independent Accountants.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
99.02	Exhibit regarding the use of Arthur Andersen Audit Firm

(b)	Reports on Form 8-K — The following report on Form 8-K was filed either during the three months ended Dec. 31, 2001, or between Dec. 31, 2001 and the date of this report.

        None

NSP-Wisconsin

2.     Exhibits

*	Indicates incorporation by reference.
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors.
3.01*	Restated Articles of Incorporation as of Dec. 23, 1987. (Filed as Exhibit 3.01 to Form 10-K Report 10-3140 for the year 1987).
3.02*	Copy of the By-Laws of NSP-Wisconsin as amended Feb. 2, 2000. (Filed as Exhibit 3.01 to Form 10-K Report 10-3140 for the year 1987).
4.01*	Copy of Trust Indenture, dated April 1, 1947, From NSP-Wisconsin to Firstar Trust Company (formerly First Wisconsin Trust Company). (Filed as Exhibit 7.01 to Registration Statement 2-6982)
4.02*	Copy of Supplemental Trust Indenture, dated March 1, 1949. (Filed as Exhibit 7.02 to Registration Statement 2-7825)
4.03*	Copy of Supplemental Trust Indenture, dated June 1, 1957. (Filed as Exhibit 2.13 to Registration Statement 2-13463)
4.04*	Copy of Supplemental Trust Indenture, dated Aug. 1, 1964. (Filed as Exhibit 4.20 to Registration Statement 2-23726)
4.05*	Copy of Supplemental Trust Indenture, dated Dec. 1, 1969. (Filed as Exhibit 2.03E to Registration Statement 2-36693)
4.06*	Copy of Supplemental Trust Indenture, dated Sept. 1, 1973. (Filed as Exhibit 2.03F to Registration Statement 2-49757)
4.07*	Copy of Supplemental Trust Indenture, dated Feb. 1, 1982. (Filed as Exhibit 4.01G to Registration Statement 2-76146)
4.08*	Copy of Supplemental Trust Indenture, dated March 1, 1982. (Filed as Exhibit 4.08 to form 10-K Report 10-3140 for the year 1982)
4.09*	Copy of Supplemental Trust Indenture, dated June 1, 1986. (Filed as Exhibit 4.09 to Form 10-K Report 10-3140 for the year 1986)
4.10*	Copy of Supplemental Trust Indenture, dated March 1, 1988. (Filed as Exhibit 4.10 to Form 10-K Report 10-3140 for the year 1988)
4.11*	Copy of Supplemental and Restated Trust Indenture, dated March 1, 1991. (Filed as Exhibit 4.01K to Registration Statement 33-39831)
4.12*	Copy of Supplemental Trust Indenture, dated April 1, 1991. (Filed as Exhibit 4.01 to Form 10-Q Report 10-3140 for the quarter ended March 31, 1991)
4.13*	Copy of Supplemental Trust Indenture, dated March 1, 1993. (Filed as Exhibit to Form 8-K Report dated March 3, 1993)
4.14*	Copy of Supplemental Trust Indenture, dated Oct. 1, 1993. (Filed as Exhibit 4.01 to Form 8-K Report dated Sept. 21, 1993)
4.15*	Copy of Supplemental Trust Indenture, dated Dec. 1, 1996. (Filed as Exhibit 4.01 to Form 8-K Report dated Dec. 12, 1996)
10.01*	Copy of Interchange Agreement dated Sept. 17, 1984, and Settlement Agreement dated May 31, 1985, between NSP-Wisconsin, the Minnesota Company and LSDP. (Filed as Exhibit 10.10 to Form 10-K Report 10-3140 for the year 1985)
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
99.02	Exhibit regarding the use of Arthur Andersen Audit Firm.

(b)	Reports on Form 8-K — The following report on Form 8-K was filed either during the three months ended Dec. 31, 2001, or between Dec. 31, 2001 and the date of this report.

        None

PSCo

2.	Exhibits
*	Indicates incorporation by reference.
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors.
2.01*	Merger Agreement and Plan of Reorganization dated Aug. 22, 1995 (Form 8-K, dated Aug. 22, 1995, File No. 1-3280 — Exhibit 2).
3.01*	Amended and Restated Articles of Incorporation dated July 10, 1998 (Form 10-K, Dec. 31, 1998, Exhibit 3(a)(1)).
3.02*	By-laws dated Nov. 20, 1997 (Form 10-K, Dec. 31, 1997, Exhibit 3(b)(1)).
4.01*	Indenture, dated as of Dec. 1, 1939, providing for the issuance of First Mortgage Bonds (Form 10 for 1946-Exhibit (B-1)).
4.02*	Indentures supplemental to Indenture dated as of Dec. 1, 1939:

	Previous Filing:			Previous Filing:
	Form; Date or	Exhibit		Form; Date or	Exhibit
Dated as of	File No.	No.	Dated as of	File No.	No.

Mar. 14, 1941	10, 1946	B-2	Sept. 1, 1970	8-K, Sept. 1970	2
May 14, 1941	10, 1946	B-3	Feb. 1, 1971	8-K, Feb. 1971	2
Apr. 28, 1942	10, 1946	B-4	Aug. 1, 1972	8-K, Aug. 1972	2
Apr. 14, 1943	10, 1946	B-5	June 1, 1973	8-K, June 1973	1
Apr. 27, 1944	10, 1946	B-6	Mar. 1, 1974	8-K, Apr. 1974	2
Apr. 18, 1945	10, 1946	B-7	Dec. 1, 1974	8-K, Dec. 1974	1
Apr. 23, 1946	10-K, 1946	B-8	Oct. 1, 1975	S-7, (2-60082)	2(b)(3)
Apr. 9, 1947	10-K, 1946	B-9	Apr. 28, 1976	S-7, (2-60082)	2(b)(4)
June 1, 1947	S-1, (2-7075)	7(b)	Apr. 28, 1977	S-7, (2-60082)	2(b)(5)
Apr. 1, 1948	S-1, (2-7671)	7(b)(1)	Nov. 1, 1977	S-7, (2-62415)	2(b)(3)
May 20, 1948	S-1, (2-7671)	7(b)(2)	Apr. 28, 1978	S-7, (2-62415)	2(b)(4)
Oct. 1, 1948	10-K, 1948	4	Oct. 1, 1978	10-K, 1978	D(1)
Apr. 20, 1949	10-K, 1949	1	Oct. 1, 1979	S-7, (2-66484)	2(b)(3)
Apr. 24, 1950	8-K, Apr. 1950	1	Mar. 1, 1980	10-K, 1980	4(c)
Apr. 18, 1951	8-K, Apr. 1951	1	Apr. 28, 1981	S-16, (2-74923)	4(c)
Oct. 1, 1951	8-K, Nov. 1951	1	Nov. 1, 1981	S-16, (2-74923)	4(d)
Apr. 21, 1952	8-K, Apr. 1952	1	Dec. 1, 1981	10-K, 1981	4(c)
Dec. 1, 1952	S-9, (2-11120)	2(b)(9)	Apr. 29, 1982	10-K, 1982	4(c)
Apr. 15, 1953	8-K, Apr. 1953	2	May 1, 1983	10-K, 1983	4(c)
Apr. 19, 1954	8-K, Apr. 1954	1	Apr. 30, 1984	S-3, (2-95814)	4(c)
Oct. 1, 1954	8-K, Oct. 1954	1	Mar. 1, 1985	10-K, 1985	4(c)

	Previous Filing:			Previous Filing:
	Form; Date or	Exhibit		Form; Date or	Exhibit
Dated as of	File No.	No.	Dated as of	File No.	No.

Apr. 18, 1955	8-K, Apr. 1955	1	Nov. 1, 1986	10-K, 1986	4(c)
Apr. 24, 1956	10-K, 1956	1	May 1, 1987	10-K, 1987	4(c)
May 1, 1957	S-9, (2-13260)	2(b)(15)	July 1, 1990	S-3, (33-37431)	4(c)
Apr. 10, 1958	8-K, Apr. 1958	1	Dec. 1, 1990	10-K, 1990	4(c)
May 1, 1959	8-K, May 1959	2	Mar. 1, 1992	10-K, 1992	4(d)
Apr. 18, 1960	8-K, Apr. 1960	1	Apr. 1, 1993	10-Q, June 30, 1993	4(a)
Apr. 19, 1961	8-K, Apr. 1961	1	June 1, 1993	10-Q, June 30, 1993	4(b)
Oct. 1, 1961	8-K, Oct. 1961	2	Nov. 1, 1993	S-3, (33-51167)	4(a)(3)
Mar. 1, 1962	8-K, Mar. 1962	3(a)	Jan. 1, 1994	10-K, 1993	4(a)(3)
June 1, 1964	8-K, June 1964	1	Sept. 2, 1994	8-K, Sept. 1994	4(a)
May 1, 1966	8-K, May 1966	2	May 1, 1996	10Q, June 30, 1996	4(a)
July 1, 1967	8-K, July 1967	2	Nov. 1, 1996	10-K, 1996	4(a)(3)
July 1, 1968	8-K, July 1968	2	Feb. 1, 1997	10-Q, Mar. 31, 1997	4(a)
Apr. 25, 1969	8-K, Apr. 1969	1	April 1, 1998	10-Q, Mar. 31, 1998	4(a)
Apr. 21, 1970	8-K, Apr. 1970	1

4.03*	Indenture, dated as of Oct. 1, 1993, providing for the issuance of First Collateral Trust Bonds (Form 10-Q, Sept. 30, 1993 — Exhibit 4(a)).
4.04*	Indentures supplemental to Indenture dated as of Oct. 1, 1993:

Previous Filing:
	Form; Date or	Exhibit
Dated as of	File No.	No.

Nov. 1, 1993	S-3, (33-51167)	4(b)(2)
Jan. 1, 1994	10-K, 1993	4(b)(3)
Sept. 2, 1994	8-K, Sept. 1994	4(b)
May 1, 1996	10-Q, June 30, 1996	4(b)
Nov. 1, 1996	10-K, 1996	4(b)(3)
Feb. 1, 1997	10-Q, Mar. 31, 1997	4(b)
April 1, 1998	10-Q, Mar. 31, 1998	4(b)

4.05*	Indenture date May 1, 1998, between PSCo and The Bank of New York, providing for the issuance of Subordinated Debt Securities (Form 8-K, May 6, 1998 — Exhibit 4.2).
4.06*	Supplemental Indenture dated May 11, 1998, between PSCo and The Bank of New York, (Form 8-K, May 6, 1998 — Exhibit 4.3).
4.07*	Preferred Securities Guarantee Agreement dated May 11, 1998, between PSCo and The Bank of New York, (Form 8-K, May 6, 1998 — Exhibit 4.4).
4.08*	Amended and Restated Declaration of Trust of PSCo Capital and Trust I date May 11, 1998, (Form 8-K, May 6, 1998 — Exhibit 4.1).
4.09*	Indenture dated July 1, 1999, between PSCo and The Bank of New York, providing for the issuance of Senior Debt Securities (Form 8-K, July 13, 1999, Exhibit 4.1) and Supplemental Indenture dated July 15, 1999, between PSCo and The Bank of New York (Form 8-K, July 13, 1999, Exhibit 4.2).
10.01*	Amended and Restated Coal Supply Agreement entered into Oct. 1, 1984 but made effective as of Jan. 1, 1976 between the Registrant and Amax Inc. on behalf of its division, Amax Coal Company (Form 10-K, Dec. 31, 1984 — Exhibit 10(c)(1)).

10.02*	First Amendment to Amended and Restated Coal Supply Agreement entered into May 27, 1988 but made effective Jan. 1, 1988 between the Registrant and Amax Coal Company (Form 10-K, Dec. 31, 1988-Exhibit 10(c)(2).
10.03*	Supplemental Executive Retirement Plan for Key Management Employees, as amended and restated March 26, 1991 (Form 10-K, Dec. 31, 1991 — Exhibit 10(e)(2)).
10.04*	Executive Savings Plan (Form 10-K, Dec. 31, 1991 — Exhibit 10(e)(5)).
10.05*	Form of Key Executive Severance Agreement, as amended on Aug. 22, and Nov. 27, 1995. (Form 10-K, Dec. 31, 1995 - Exhibit 10(3)(4)).
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Accountants.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995
99.02	Exhibit regarding the use of Arthur Andersen Audit Firm.

(b) Reports on Form 8-K — The following report on Form 8-K was filed either during the three months ended Dec. 31, 2001, or between Dec. 31, 2001 and the date of this report.

Jan. 14, 2002 (filed Jan. 14, 2002) — Item 5. Other Events. Re: Disclosure of the Internal Revenue Services Notice of Proposed Adjustments proposing to disallow certain interest expense deductions taken by PSCo.

SPS

2.	Exhibits
*	Indicates incorporation by reference.
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors.
2.01*	Agreement and Plan of Reorganization dated Aug. 22, 1995 (Form 8-K, Exhibit 2, dated Aug. 22, 1995).
3.01*	Amended and Restated Articles of Incorporation dated Sept. 30, 1997 (Form 10-K, Dec. 31, 1997, Exhibit 3(a)(2)).
3.02*	By-laws dated Sept. 29, 1997 (Form 10-K, Dec. 31, 1997, Exhibit 3(b)(2)).
4.01*	Indenture, dated as of Aug. 1, 1946, providing for the issuance of First Mortgage Bonds (Registration No. 2-6910, Exhibit 7-A).

4.02*	Indentures supplemental to Indenture dated as of Aug. 1, 1946:

Previous Filing:
	Form; Date or	Exhibit
Dated as of	File No.	No.

Feb. 1, 1967	2-25983	2-S
Oct. 1, 1970	2-38566	2-T
Feb. 9, 1977	2-58209	2-Y
March 1, 1979	2-64022	b(28)
April 1, 1983 (two)	10-Q, May 1983	4(a)
Feb. 1, 1985	10-K, Aug. 1985	4(c)
July 15, 1992 (two)	10-K, Aug. 1992	4(a)
Dec. 1, 1992 (two)	10-Q, Feb. 1993	4
Feb. 15, 1995	10-Q, May 1995	4
March 1, 1996	333-05199	4(c)

4.03*	Indenture dated Feb. 1, 1999 between SPS and The Chase Manhattan Bank (Form 8-K, Feb. 25, 1999, Exhibit B).
4.04*	Supplemental Indenture dated March 1, 1999, between SPS and The Chase Manhattan Bank (Form 8-K, Feb. 25, 1999, Exhibit C).
4.05*	Red River Authority for Texas Indenture of Trust dated July 1, 1991 (Form 10-K, Aug. 31, 1991 — Exhibit 4(b)).
4.06*	Indenture dated Oct. 21, 1996, between SPS and Wilmington Trust Company, (Form 10-Q, Nov. 30, 1996 — Exhibit 4(a)).
4.07*	Supplemental Indenture dated Oct. 21, 1996, between SPS and Wilmington Trust Co., (Form 10-Q, Nov. 30, 1996 — Exhibit 4(b)).
4.08*	Guarantee Agreement dated Oct. 21, 1996, between SPS and Wilmington Trust Co., (Form 10-Q, Nov. 30, 1996 — Exhibit 4(c)).
4.09*	Amended and Restated Trust Agreement dated Oct. 21, 1996, among SPS, David M. Wilks, as initial depositor, Wilmington Trust Co. and the administrative trustees named therein (Form 10-Q, Nov. 30, 1996 — Exhibit 4(d)).
4.10*	Agreement as to Expenses dated Oct. 21, 1996, between SPS and Southwestern Public Service Capital I, (Form 10-K, Dec. 31, 1996 — Exhibit F).
10.01*	Coal Supply Agreement (Harrington Station) between SPS and TUCO, dated May 1, 1979 (Form 8-K, May 14, 1979 — Exhibit 3).
10.02*	Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO, dated July 1, 1978 (Form 8-K, May 14, 1979 — Exhibit 5(A)).
10.03*	Guaranty of Master Coal Service Agreement between Swindell-Dressler Energy Supply Co. and TUCO (Form 8-K, May 14, 1979 — Exhibit 5(B)).
10.04*	Coal Supply Agreement (Tolk Station) between SPS and TUCO dated April 30, 1979, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, Feb. 28, 1982 — Exhibit 10(b)).
10.05*	Master Coal Service Agreement between Wheelabrator Coal Services Co. and TUCO dated Dec. 30, 1981, as amended Nov. 1, 1979 and Dec. 30, 1981 (Form 10-Q, Feb. 28, 1982 — Exhibit 10(c)).
10.06*	Incentive Compensation Plan (an Executive Management Plan) as amended July 23, 1996 (Form 10-K, Aug. 31, 1996 — Exhibit 10(a)).
10.07*	1989 Stock Incentive Plan as amended April 23, 1996 (Form 10-K, Aug. 31, 1996 — Exhibit 10(b)).
10.08*	Director’s Deferred Compensation Plan as amended Jan. 10, 1990 (Form 10-K, Aug. 31, 1996 — Exhibit 10(c)).

10.09*	Supplemental Retirement Income Plan as amended July 23, 1991 (Form 10-K, Aug. 31, 1996 — Exhibit 10(e)).
10.10*	EPS Performance Unit Plan dated Oct. 27, 1992 (Form 10-K, Aug. 31, 1996 — Exhibit 10(a)).
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
99.02	Exhibit regarding the use of Arthur Andersen Audit Firm.

(b)	Reports on Form 8-K — The following report on Form 8-K was filed either during the three months ended Dec. 31, 2001, or between Dec. 31, 2001 and the date of this report.

None

SCHEDULE II

UTILITY SUBSIDIARIES OF XCEL ENERGY

VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

Years Ended Dec. 31, 2001, 2000 and 1999

		Additions

	Balance at	Charged	Charged to	Deductions	Balance
	beginning	to	other	from	at end
	of period	income	accounts	reserves(1)	of year

	(Thousands of dollars)
NSP-Minnesota
Reserve deducted from related assets:
Provision for uncollectible accounts:
2001	$4,952	$6,664	$3,697	$9,861	$5,452

2000	$5,503	$5,642	$3,929	$10,122	$4,952

1999	$3,949	$8,546	$4,550	$11,542	$5,503

NSP-Wisconsin
Reserve deducted from related assets:
Provision for uncollectible accounts:
2001	$798	$1,710	$3,321	$4,860	$969

2000	$943	$2,269	$1,006	$3,420	$798

1999	$825	$1,200	$806	$1,888	$943

PSCo
Reserve deducted from related assets:
Provision for uncollectible accounts:
2001	$11,352	$12,749	$37	$9,628	$14,510

2000	$2,533	$15,011	$37	$6,229	$11,352

1999	$2,254	$6,225	$2	$5,948	$2,533

SPS
Reserve deducted from related assets:
Provision for uncollectible accounts:
2001	$845	$3,057	$—	$2,117	$1,785

2000	$682	$1,475	$—	$1,312	$845

1999	$1,695	$(160)	$(2)	$851	$682

(1)	Uncollectible accounts written off or transferred to other parties.

NSP-MINNESOTA

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSP-MINNESOTA

/s/ EDWARD J. MCINTYRE

Edward J. McIntyre
Vice President and Chief Financial Officer
(Principal Financial Officer)

March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ WAYNE H. BRUNETTI Wayne H. Brunetti President, Chief Executive Officer and Chairman (Principal Executive Officer)	/s/ EDWARD J. MCINTYRE Edward J. McIntyre Director

/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller (Principal Accounting Officer)	/s/ RICHARD C. KELLY Richard C. Kelly Director

NSP-WISCONSIN

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

NSP-WISCONSIN

/s/ EDWARD J. MCINTYRE

Edward J. McIntyre
Vice President and Chief Financial Officer
(Principal Financial Officer)

March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ MICHAEL L. SWENSON Michael L. Swenson President and Chief Executive Officer (Principal Executive Officer)	/s/ WAYNE H. BRUNETTI Wayne H. Brunetti Chairman

/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller (Principal Accounting Officer)	/s/ EDWARD J. MCINTYRE Edward J. McIntyre Director

/s/ RICHARD C. KELLY Richard C. Kelly Director

PSCo

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF COLORADO

/s/ EDWARD J. MCINTYRE

Edward J. McIntyre
Vice President and Chief Financial Officer
(Principal Finance Officer)

March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ WAYNE H. BRUNETTI Wayne H. Brunetti President, Chief Executive Officer and Chairman (Principal Executive Officer)	/s/ EDWARD J. MCINTYRE Edward J. McIntyre Director

/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller (Principal Accounting Officer)	/s/ RICHARD C. KELLY Richard C. Kelly Director

SPS

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

SOUTHWESTERN PUBLIC SERVICE CO.

/s/ EDWARD J. MCINTYRE

Edward J. McIntyre
Vice President and Chief Financial Officer
(Principal Financial Officer)

March 27, 2002

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

/s/ GARY L. GIBSON Gary L. Gibson President and Chief Executive Officer (Principal Executive Officer)	/s/ WAYNE H. BRUNETTI Wayne H. Brunetti Chairman

/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller (Principal Accounting Officer)	/s/ EDWARD J. MCINTYRE Edward J. McIntyre Director

/s/ RICHARD C. KELLY Richard C. Kelly Director