Form 10-Q
period 2002-06-30
PUBLIC SERVICE CO OF COLORADO; NORTHERN STATES POWER CO; SOUTHWESTERN PUBLIC SERVICE CO; NORTHERN STATES POWER CO /WI/
filed 2002-08-14
CIK 81018, 1123852, 92521, 72909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

      Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. All outstanding common stock is owned beneficially and of record by Xcel Energy Inc., a Minnesota corporation. Shares outstanding at July 31, 2002:

Northern States Power Co. (a Minnesota Corporation)	Common Stock, $0.01 par value	1,000,000 Shares
Northern States Power Co. (a Wisconsin Corporation)	Common Stock, $100 par value	933,000 Shares
Public Service Co. of Colorado	Common Stock, $0.01 par value	100 Shares
Southwestern Public Service Co.	Common Stock, $1 par value	100 Shares

PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements	2
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29
PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	41
Item 6.	Exhibits and Reports on Form 8-K	42

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

PART 1.     FINANCIAL INFORMATION

Item 1.     Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended
	June 30		Six Months Ended June 30

	2002	2001	2002	2001

	(Unaudited)
	(Thousands of Dollars)
Operating revenues:
Electric utility	$563,918	$654,359	$1,101,800	$1,268,474
Gas utility	89,782	92,932	277,318	445,670
Electric trading	5,368	—	18,436	—
Other	5,231	11,924	11,964	27,144

Total operating revenues	664,299	759,215	1,409,518	1,741,288
Operating expenses:
Electric fuel and purchased power	192,908	241,812	377,353	484,859
Cost of gas sold and transported	59,390	66,123	187,878	354,515
Electric trading costs	7,326	—	17,294	—
Other operating and maintenance expenses	188,228	206,259	410,102	422,036
Depreciation and amortization	87,556	83,415	172,989	166,594
Taxes (other than income taxes)	42,612	49,493	85,929	101,341
Special charges (see Note 2)	—	—	4,324	—

Total operating expenses	578,020	647,102	1,255,869	1,529,345

Operating income	86,279	112,113	153,649	211,943
Other income — net of other expenses	5,896	4,037	14,560	3,808
Interest charges and financing costs:
Interest charges — net of amounts capitalized	17,041	19,224	34,617	44,338
Distributions on redeemable preferred securities of subsidiary trust	3,938	3,937	7,875	7,875

Total interest charges and financing costs	20,979	23,161	42,492	52,213

Income before income taxes	71,196	92,989	125,717	163,538
Income taxes	28,772	36,588	50,260	64,965

Net income	$42,424	$56,401	$75,457	$98,573

See Notes to Consolidated Financial Statements

NSP-MINNESOTA

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30

	2002	2001

	(Unaudited)
	(Thousands of Dollars)
Operating activities:
Net income	$75,457	$98,573
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	177,966	173,724
Nuclear fuel amortization	24,586	21,059
Deferred income taxes	(30,725)	10,392
Amortization of investment tax credits	(4,211)	(4,095)
Allowance for equity funds used during construction	(3,423)	(4,639)
Conservation incentive accrual adjustments	(4,714)	(32,218)
Gain on sale of property	(6,785)	—
Change in accounts receivable	40,284	52,785
Change in inventories	3,311	8,122
Change in other current assets	21,789	55,198
Change in accounts payable	(33,825)	(119,422)
Change in other current liabilities	(46,287)	(74,406)
Change in other assets and liabilities	24,991	1,581

Net cash provided by operating activities	238,414	186,654
Investing activities:
Utility capital/ construction expenditures	(201,216)	(194,261)
Proceeds from sale of property	11,152	—
Allowance for equity funds used during construction	3,423	4,639
Investments in external decommissioning fund	(29,383)	(28,446)
Other investments — net	(1,619)	(9,908)

Net cash used in investing activities	(217,643)	(227,976)
Financing activities:
Short-term borrowings — net	37,997	(51,327)
Repayment of long-term debt, including reacquisition premiums	(778)	(970)
Capital contributions from parent	42,431	175,000
Dividends paid to parent	(92,679)	(74,864)

Net cash (used in) provided by financing activities	(13,029)	47,839
Net increase in cash and cash equivalents	7,742	6,517
Cash and cash equivalents at beginning of year	17,169	11,926

Cash and cash equivalents at end of year	$24,911	$18,443

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	Dec. 31
	2002	2001

	(Unaudited)

	(Thousands of Dollars)
ASSETS
Current assets:
Cash and cash equivalents	$24,911	$17,169
Accounts receivable — net of allowance for bad debts: $5,378 and $5,452, respectively	209,223	227,007
Accounts receivable from affiliates	8,911	31,528
Accrued unbilled revenues	106,096	125,770
Materials and supplies inventories at average cost	107,226	103,934
Fuel inventory at average cost	34,789	31,945
Gas inventory at average cost	15,675	25,122
Derivative instruments valuation	925	204
Prepayments and other	51,371	48,285

Total current assets	559,127	610,964

Property, plant and equipment, at cost:
Electric utility plant	6,716,199	6,582,337
Gas utility plant	696,112	695,338
Construction work in progress	361,447	316,468
Other	361,207	368,513

Total property, plant and equipment	8,134,965	7,962,656
Less accumulated depreciation	(4,460,447)	(4,310,214)
Nuclear fuel — net of accumulated amortization: $1,034,441 and $1,009,855, respectively	69,428	96,315

Net property, plant and equipment	3,743,946	3,748,757

Other assets:
Nuclear decommissioning fund investments	595,051	596,113
Other investments	23,882	22,542
Regulatory assets	210,489	226,088
Prepaid pension asset	226,817	188,287
Other	67,218	64,278

Total other assets	1,123,457	1,097,308

Total assets	$5,426,530	$5,457,029

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$152,428	$153,134
Short-term debt	419,180	381,184
Accounts payable	188,040	235,930
Accounts payable to affiliates	56,592	42,550
Taxes accrued	127,663	168,491
Dividends payable to parent	51,049	44,332
Derivative instruments valuation	321	—
Prepayments and other	63,039	76,004

Total current liabilities	1,058,312	1,101,625

Deferred credits and other liabilities:
Deferred income taxes	679,326	697,605
Deferred investment tax credits	78,175	82,598
Regulatory liabilities	474,798	468,051
Benefit obligations and other	147,471	133,771

Total deferred credits and other liabilities	1,379,770	1,382,025

Long-term debt	1,033,882	1,039,220
Mandatorily redeemable preferred securities of subsidiary trust	200,000	200,000
Common stock — authorized 5,000,000 shares of $0.01 par value, outstanding 1,000,000 shares	10	10
Premium on common stock	804,586	762,155
Retained earnings	966,496	990,435
Leveraged ESOP	(16,881)	(18,564)
Accumulated other comprehensive income	355	123

Total common stockholder’s equity	1,754,566	1,734,159
Commitments and contingencies (See Note 5)
Total liabilities and equity	$5,426,530	$5,457,029

See Notes to Consolidated Financial Statements

NSP-WISCONSIN

STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(Unaudited)
	(Thousands of Dollars)
Operating revenues:
Electric utility	$110,189	$103,943	$227,111	$217,835
Gas utility	18,845	17,976	59,239	87,526
Other	25	86	111	211

Total operating revenues	129,059	122,005	286,461	305,572
Operating expenses:
Electric fuel and purchased power	50,115	58,993	104,646	119,516
Cost of gas sold and transported	13,523	12,912	42,757	69,944
Other operating and maintenance expenses	25,303	25,922	48,891	51,064
Depreciation and amortization	11,084	10,278	21,839	20,521
Taxes (other than income taxes)	4,117	3,972	8,217	8,034
Special charges (see Note 2)	—	—	512	—

Total operating expenses	104,142	112,077	226,862	269,079
Operating income	24,917	9,928	59,599	36,493
Other income (expense) — net	171	441	993	735
Interest charges	5,740	5,302	11,573	10,841

Income before income taxes	19,348	5,067	49,019	26,387
Income taxes	6,930	1,653	18,650	9,881

Net income	$12,418	$3,414	$30,369	$16,506

See Notes to Financial Statements

NSP-WISCONSIN

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30

	2002	2001

	(Unaudited)
	(Thousands of Dollars)
Operating activities:
Net income	$30,369	$16,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	22,383	21,027
Deferred income taxes	1,309	1,546
Amortization of investment tax credits	(403)	(410)
Allowance for equity funds used during construction	(274)	(744)
Undistributed equity in earnings of unconsolidated affiliates	(81)	(131)
Change in accounts receivable	213	11,633
Change in inventories	2,363	1,178
Change in other current assets	11,233	14,293
Change in accounts payable	4,611	(29,464)
Change in other current liabilities	9,241	2,009
Change in other assets and liabilities	(5,538)	(2,752)

Net cash provided by operating activities	75,426	34,691
Investing activities:
Capital/ construction expenditures	(17,270)	(30,149)
Allowance for equity funds used during construction	274	744
Other investments — net	(275)	21

Net cash used in investing activities	(17,271)	(29,384)
Financing activities:
Short-term borrowings from affiliate — net	(34,300)	5,900
Capital contributions from parent	2,438	—
Dividends paid to parent	(22,425)	(11,207)

Net cash used in financing activities	(54,287)	(5,307)

Net increase in cash and cash equivalents	3,868	0
Cash and cash equivalents at beginning of period	30	31

Cash and cash equivalents at end of period	$3,898	$31

See Notes to Financial Statements

NSP-WISCONSIN

BALANCE SHEETS

	June 30	Dec. 31
	2002	2001

	(Unaudited)
	(Thousands of Dollars)
ASSETS
Current assets:
Cash and cash equivalents	$3,898	$30
Accounts receivable — net of allowance for bad debts: $1,137 and $969, respectively	31,577	31,870
Accounts receivable from affiliates	3,094	3,006
Accrued unbilled revenues	12,591	20,596
Materials and supplies inventories at average cost	6,763	5,885
Fuel inventory at average cost	4,963	5,854
Gas inventory at average cost	962	3,311
Prepaid taxes	13,146	13,157
Prepayments and other	733	3,949

Total current assets	77,727	87,658

Property, plant and equipment, at cost:
Electric utility plant	1,146,273	1,132,114
Gas utility plant	129,475	127,635
Other and construction work in progress	113,585	115,435

Total property, plant and equipment	1,389,333	1,375,184
Less accumulated depreciation	(572,147)	(553,467)

Net property, plant and equipment	817,186	821,717

Other assets:
Other investments	10,182	9,824
Regulatory assets	36,348	37,123
Prepaid pension asset	33,688	28,563
Other	9,050	7,373

Total other assets	89,268	82,883

Total assets	$984,181	$992,258

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Short-term debt — notes payable to affiliate	—	34,300
Accounts payable	13,676	14,482
Accounts payable to affiliates	5,416	—
Dividends payable to parent	12,349	10,988
Other	31,120	22,515

Total current liabilities	62,595	82,319

Deferred credits and other liabilities:
Deferred income taxes	121,938	119,895
Deferred investment tax credits	15,224	15,628
Regulatory liabilities	16,194	16,891
Benefit obligations and other	36,546	34,925

Total deferred credits and other liabilities	189,902	187,339

Long-term debt	313,098	313,054
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Premium on common stock	62,210	59,771
Retained earnings	263,076	256,475

Total common stockholder’s equity	418,586	409,546
Commitments and contingent liabilities (see Note 5)
Total liabilities and equity	$984,181	$992,258

See Notes to Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

	Three Months Ended June 30		Six Months Ended June 30

	2002	2001	2002	2001

	(Unaudited)
	(Thousands of Dollars)
Operating revenues:
Electric utility	$451,880	$610,135	$889,529	$1,199,817
Electric trading	490,177	421,848	790,436	720,280
Gas utility	115,563	284,734	432,428	832,534
Steam and other	5,213	6,784	12,978	19,068

Total operating revenues	1,062,833	1,323,501	2,125,371	2,771,699
Operating expenses:
Electric fuel and purchased power	196,775	347,568	405,943	688,326
Electric trading costs	488,894	413,014	792,753	690,156
Cost of gas sold and transported	50,862	217,088	261,706	665,384
Cost of sales — steam and other	2,275	2,137	3,800	7,612
Other operating and maintenance expenses	105,460	110,954	222,778	213,243
Depreciation and amortization	64,094	58,185	128,658	116,281
Taxes (other than income taxes)	20,440	22,029	42,711	43,878
Special charges (see Note 2)	—	23,018	131	23,018

Total operating expenses	928,800	1,193,993	1,858,480	2,447,898

Operating income	134,033	129,508	266,891	323,801
Other income (expense) — net	980	(2,488)	(112)	7,241
Interest charges and financing costs:
Interest charges — net of amount capitalized	32,459	29,006	60,114	59,171
Distributions on redeemable preferred securities of subsidiary trust	3,572	3,800	7,372	7,600

Total interest charges and financing costs	36,031	32,806	67,486	66,771

Income before income taxes	98,982	94,214	199,293	264,271
Income taxes	36,621	27,912	70,240	90,579

Net income	$62,361	$66,302	$129,053	$173,692

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30

	2002	2001

	(Unaudited)
	(Thousands of Dollars)
Operating activities:
Net income	$129,053	$173,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	133,089	120,468
Deferred income taxes	23,103	(4,211)
Amortization of investment tax credits	(2,189)	(2,059)
Allowance for equity funds used during construction	(21)	(368)
Unrealized gain on derivative financial instruments	(591)	23,018
Change in accounts receivable	38,128	54,000
Change in inventories	6,162	20,658
Change in other current assets	(87,688)	219,185
Change in accounts payable	(37,291)	(258,954)
Change in other current liabilities	90,586	59,247
Change in other assets and liabilities	5,892	14,667

Net cash provided by operating activities	298,233	419,343
Investing activities:
Capital/ construction expenditures	(223,915)	(172,610)
Proceeds from disposition of property, plant and equipment	13,547	4,197
Allowance for equity funds used during construction	21	368
Other investments — net	(6,207)	(2,149)

Net cash used in investing activities	(216,554)	(170,194)
Financing activities:
Short-term borrowings — net	(30,448)	4,575
Proceeds from issuance of long-term debt	—	100,000
Repayment of long-term debt, including reacquisition premiums	(2,625)	(240,575)
Capital contributions from parent	54,749	—
Dividends paid to parent	(108,869)	(113,136)

Net cash used in financing activities	(87,193)	(249,136)

Net (decrease) increase in cash and cash equivalents	(5,514)	13
Cash and cash equivalents at beginning of period	22,666	15,696

Cash and cash equivalents at end of period	$17,152	$15,709

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30	Dec. 31
	2002	2001

	(Unaudited)
	(Thousands of Dollars)
ASSETS
Current assets:
Cash and cash equivalents	$17,152	$22,666
Accounts receivable — net of allowance for bad debts of $12,895 and $14,510, respectively	168,402	209,913
Accounts receivable from affiliates	3,384	—
Accrued unbilled revenues	269,064	269,167
Recoverable purchased gas and electric energy costs	92,378	16,763
Materials and supplies inventories at average cost	43,511	40,893
Fuel inventory at average cost	26,938	22,135
Gas inventory — replacement cost (below) in excess of LIFO: $(33,069) and $11,331, respectively	65,922	79,505
Derivative instruments valuation — at market	6,355	3,855
Prepayments and other	43,641	56,001

Total current assets	736,747	720,898

Property, plant and equipment, at cost:
Electric utility	5,276,483	5,253,693
Gas utility	1,440,223	1,416,730
Other and construction work in progress	977,027	859,800

Total property, plant and equipment	7,693,733	7,530,223
Less: accumulated depreciation	(2,821,204)	(2,746,687)

Net property, plant and equipment	4,872,529	4,783,536

Other assets:
Other investments	16,319	10,112
Regulatory assets	184,123	192,841
Prepaid pension asset	66,063	60,797
Other	39,360	72,694

Total other assets	305,865	336,444

Total assets	$5,915,141	$5,840,878

	June 30	Dec. 31
	2002	2001

	(Unaudited)
	(Thousands of Dollars)
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$267,082	$17,174
Short-term debt	560,929	591,377
Accounts payable	342,440	359,406
Accounts payable to affiliates	39,827	60,151
Taxes accrued	78,924	60,780
Dividends payable to parent	61,116	53,387
Derivative instruments valuation — at market	6,542	50,385
Other	213,687	141,245

Total current liabilities	1,570,547	1,333,905

Deferred credits and other liabilities:
Deferred income taxes	561,754	564,268
Deferred investment tax credits	77,464	79,652
Regulatory liabilities	47,207	49,048
Other deferred credits	15,130	12,435
Customer advances for construction	91,535	85,582
Benefit obligations and other	83,323	66,835

Total deferred credits and other liabilities	876,413	857,820

Long-term debt	1,212,857	1,465,055
Mandatorily redeemable preferred securities of subsidiary trust	194,000	194,000
Common stock — authorized 100 shares of $0.01 par value, outstanding 100 shares	—	—
Premium on common stock	1,644,833	1,590,084
Retained earnings	416,801	404,347
Accumulated other comprehensive income	(310)	(4,333)

Total common stockholder’s equity	2,061,324	1,990,098
Commitments and contingent liabilities (see Note 5)

Total liabilities and equity	$5,915,141	$5,840,878

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(Unaudited)
	(Thousands of Dollars)
Operating revenues — electric utility	$266,917	$371,681	$478,609	$700,954
Operating expenses:
Electric fuel and purchased power	158,399	261,339	256,375	465,675
Other operating and maintenance expenses	38,370	37,251	77,886	73,297
Depreciation and amortization	21,287	20,540	43,291	40,809
Taxes (other than income taxes)	14,219	10,167	25,977	25,076
Special charges (see Note 2)	—	—	5,321	—

Total operating expenses	232,275	329,297	408,850	604,857

Operating income	34,642	42,384	69,759	96,097
Other income — net	251	5,031	2,099	7,274
Interest charges and financing costs:
Interest charges — net of amounts capitalized	11,442	12,808	22,834	24,888
Distributions on redeemable preferred securities of subsidiary trust	1,962	1,962	3,925	3,925

Total interest charges and financing costs	13,404	14,770	26,759	28,813

Income before income taxes	21,489	32,645	45,099	74,558
Income taxes	8,060	12,343	16,922	28,207

Net income	$13,429	$20,302	$28,177	$46,351

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30

	2002	2001

	(Unaudited)
	(Thousands of Dollars)
Operating activities:
Net income	$28,177	$46,351
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,397	42,971
Deferred income taxes	300	100
Amortization of investment tax credits	(125)	(125)
Change in accounts receivable	(47,305)	1,325
Change in inventories	(1,846)	7,075
Change in other current assets	34,790	(13,456)
Change in accounts payable	3,375	(89,912)
Change in other current liabilities	(46,083)	54,024
Change in other assets and liabilities	(1,329)	(13,022)

Net cash provided by operating activities	21,351	35,331
Investing activities:
Capital/ construction expenditures	(26,007)	(66,636)
Costs/ proceeds from disposition of property, plant and equipment	6,984	925
Other investments — net	(2,937)	119,539

Net cash (used in) provided by investing activities	(21,960)	53,828
Financing activities:
Short-term borrowings — net	15,000	(30,390)
Repayment of long-term debt, including reacquisition premiums	—	168
Capital contributions from parent	615	—
Dividends paid to parent	(60,969)	(43,938)

Net cash used in financing activities	(45,354)	(74,160)

Net (decrease) increase in cash and cash equivalents	(45,963)	14,999
Cash and cash equivalents at beginning of period	65,499	10,826

Cash and cash equivalents at end of period	$19,536	$25,825

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.

BALANCE SHEETS

	June 30	Dec. 31
	2002	2001

	(Unaudited)
	(Thousands of Dollars)
ASSETS
Current assets:
Cash and cash equivalents	$19,536	$65,499
Accounts receivable — net of allowance for bad debts of $1,324 and $1,785, respectively	63,477	61,688
Accounts receivable from affiliates	45,515	—
Accrued unbilled revenues	57,302	75,924
Materials and supplies inventories at average cost	14,499	12,588
Fuel and gas inventories at average cost	1,324	1,390
Current portion of accumulated deferred income taxes	1,420	10,068
Derivative instruments valuation — at market	1,061	—
Prepayments and other	2,653	10,170

Total current assets	206,787	237,327

Property, plant and equipment, at cost:
Electric utility	3,061,849	3,056,459
Other and construction work in progress	69,069	55,436

Total property, plant and equipment	3,130,918	3,111,895
Less: accumulated depreciation	(1,321,766)	(1,275,501)

Net property, plant and equipment	1,809,152	1,836,394

Other assets:
Other investments	14,282	11,345
Regulatory assets	122,397	96,613
Prepaid pension asset	93,705	82,503
Deferred charges and other	18,479	36,598

Total other assets	248,863	227,059

Total assets	$2,264,802	$2,300,780

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$68,523	$72,204
Accounts payable to affiliates	8,947	1,891
Short-term debt	15,000	—
Taxes accrued	36,863	35,274
Interest accrued	7,585	9,696
Dividends payable to parent	7,943	20,969
Derivative instruments valuation — at market	1,044	1,131
Other	22,544	68,105

Total current liabilities	168,449	209,270

Deferred credits and other liabilities:
Deferred income taxes	393,732	392,907
Deferred investment tax credits	4,342	4,467
Regulatory liabilities	17,318	1,117
Derivative instruments valuation — at market	5,427	5,809
Benefit obligations and other	22,141	15,815

Total deferred credits and other liabilities	442,960	420,115

Long-term debt	725,519	725,375
Mandatorily redeemable preferred securities of subsidiary trust	100,000	100,000
Common stock — authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Premium on common stock	406,151	405,536
Retained earnings	425,150	444,917
Accumulated other comprehensive loss	(3,427)	(4,433)

Total common stockholder’s equity	827,874	846,020
Commitments and contingent liabilities (see Note 5)
Total liabilities and equity	$2,264,802	$2,300,780

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

      In the opinion of management, the accompanying unaudited consolidated and stand-alone financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS (collectively referred to as the Utility Subsidiaries of Xcel Energy) as of June 30, 2002, and Dec. 31, 2001, the results of their operations for the three and six months ended June 30, 2002 and 2001, and their cash flows for the three and six months ended June 30, 2002 and 2001. Due to the seasonality of electric and gas sales of Xcel Energy’s Utility Subsidiaries, quarterly results are not necessarily an appropriate base from which to project annual results.

      The accounting policies of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are set forth in Note 1 to the financial statements in their respective Annual Reports on Form 10-K for the year ended Dec. 31, 2001. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K’s.

      Certain items in the 2001 income statement have been reclassified from amounts previously reported to conform to the 2002 presentation. These reclassifications had no effect on stockholders’ equity or net income as previously reported. The reclassifications were primarily to conform the presentation of all consolidated Xcel Energy subsidiaries to a standard corporate presentation.

1.     Accounting Changes (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      Intangible Assets — During the first quarter of 2002, the Utility Subsidiaries of Xcel Energy adopted Statement of Financial Accounting Standard (SFAS) No. 142 — “Goodwill and Other Intangible Assets” (SFAS No. 142), which requires new accounting for intangible assets, including goodwill. Intangible assets with finite lives are being amortized over their economic useful lives and periodically reviewed for impairment. Goodwill will no longer be amortized, but will be tested for impairment annually and on an interim basis if an event occurs or a circumstance changes between annual tests that may reduce the fair value of a reporting unit below its carrying value.

      The Utility Subsidiaries of Xcel Energy have no intangible assets with indefinite lives.

      Aggregate amortization expense recognized in the six months ended June 30, 2002 was approximately $122,000. The annual aggregate amortization expense for each of the five succeeding years is expected to approximate $240,000. Intangible assets subject to amortization at June 30, 2002, consisting primarily of deferred employment agreement costs, were as follows:

	June 30, 2002		Dec. 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
	Amount	Amortization	Amount	Amortization

(Thousands of dollars)
NSP-Minnesota	$4,867	$426	$4,867	$324
NSP-Wisconsin	—	—	—	—
PSCo	—	—	—	—
SPS	—	—	—	—

      Asset Valuation — On Jan. 1, 2002, the Utility Subsidiaries adopted SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes previous guidance for measurement of asset impairments. The Utility Subsidiaries did not recognize any asset impairments as a result of the adoption. The method used in determining fair value was based on a number of valuation techniques, including present value of future cash flows.

2.     Special Charges (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      2002 Regulatory Recovery Adjustment — In late 2001, SPS filed an application requesting recovery of costs incurred to comply with transition to retail competition legislation in Texas and New Mexico. During the first quarter of 2002, SPS entered into a settlement agreement with interveners regarding the recovery of

NOTES TO FINANCIAL STATEMENTS — (Continued)

restructuring costs in Texas, subject to approval by the state regulatory commission. Based on the settlement agreement, SPS wrote off pretax restructuring costs of approximately $5 million.

      2002/2001 Restaffing — During the fourth quarter of 2001, Xcel Energy expensed pretax special charges of $39 million for expected staff consolidation costs for an estimated 500 employees in several utility operating and corporate support areas of Xcel Energy. Approximately $36 million of these restaffing costs were allocated to Xcel Energy’s Utility Subsidiaries consistent with service company cost allocation methodologies utilized under the requirements of the PUHCA. In the first quarter of 2002, the identification of affected employees was completed and additional pretax special charges of $9 million were expensed for the final costs of staff consolidations. Approximately $5 million of these restaffing costs were allocated to Xcel Energy’s Utility Subsidiaries. As of June 30, 2002, all 564 of accrued staff terminations had occurred.

      The following table summarizes the activity related to accrued special charges (reported in other current liabilities) for the first six months of 2002.

		Accrued
	Dec. 31, 2001	Special		June 30, 2002
	Liability	Charges	Payments	Liability

	(Millions of Dollars)
Utility and corporate employee severance	$37	$9	$(21)	$25
Special charge activities for Utility Subsidiaries:
NSP-Minnesota	$5	$4	$(4)	$5
NSP-Wisconsin	2	1	(2)	1
PSCo.	2	—	(1)	1
SPS	1	—	—	1

      2001 Postemployment Benefits — PSCO’s earnings for the second quarter of 2001 were reduced due to a Colorado Supreme Court decision that resulted in a 2001 pretax write-off of $23 million of regulatory assets related to deferred postemployment benefit costs at PSCo.

3.     Business Developments (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      TRANSLink Transmission Company, LLC (TRANSLink) — In September 2001, Xcel Energy and several other electric utilities applied to the Federal Energy Regulatory Commission (FERC) to integrate operations of their electric transmission systems into a single system through the formation of TRANSLink, a for-profit, transmission-only company. The utilities will participate in TRANSLink through a combination of divestiture, leases and operating agreements. The applicants are: Alliant Energy’s Iowa company (Interstate Power and Light Co.), Corn Belt Power Cooperative, MidAmerican Energy Co., Nebraska Public Power District, Omaha Public Power District and Xcel Energy. The participants believe TRANSLink is the most cost-efficient option available to manage transmission and to comply with regulations issued by the FERC in 1999 (known as Order No. 2000) that require investor-owned electric utilities to transfer operational control of their transmission system to an independent regional transmission organization (RTO).

      Under the proposal, TRANSLink will be responsible for planning, managing and operating both local and regional transmission assets. TRANSLink will also construct and own new transmission system additions. TRANSLink will collect the revenue for the use of Xcel Energy’s transmission assets through a FERC-approved, regulated cost-of-service tariff and will collect its administrative costs through transmission rate surcharges. Transmission service pricing will continue to be regulated by the FERC, but construction and permitting approvals will continue to rest with regulators in the states served by TRANSLink. The participants also have entered into a memorandum of understanding with the Midwest Independent Transmission Operator, Inc. (MISO) in which they agree that TRANSLink will contract with the MISO for certain other required RTO functions and services. In May 2002, the partners formed TRANSLink Development Company, LLC., which is responsible for pursuing the actions necessary to complete the regulatory approval of TRANSLink Transmission Company, LLC.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      In April 2002, the FERC gave conditional approval for the applicants to transfer ownership or operations of their transmission systems to TRANSLink and to form TRANSLink as an independent transmission company operating under the umbrella organization of MISO and a separate RTO in the west (once it is formed) for PSCo’s assets. The FERC conditioned TRANSLink’s approval on the resubmission of its tariff as a separate schedule to be administered by the MISO. TRANSLink Development Company anticipates making this filing during the third quarter of 2002. Several state approvals also would be required to implement the proposal, as well as SEC approval. Subject to receipt of required regulatory approvals, TRANSLink is expected to begin operations in early 2003.

4.     Restructuring and Regulation (PSCo and SPS)

Colorado

      Merger Agreements — Under the Stipulation and Agreement approved by the Colorado Public Utilities Commission (CPUC) in connection with the Xcel Energy merger, PSCo agreed to 1) file a combined electric, gas and steam rate case in 2002 with new rates effective in January 2003, 2) extend its incentive cost adjustment (ICA) mechanism for one more year through Dec. 31, 2002 with an increase in the ICA base rate from $12.78 per megawatt hour to a rate based on the 2001 actual costs, 3) continue the Performance Based Regulatory Plan and the Quality Service Plan through 2006 with an electric department earnings cap of 10.5 percent return on equity for 2002, 4) reduce electric rates annually by $11 million for the period August 2000 to July 2002 and 5) cap merger costs associated with electric operations at $30 million and amortize such costs through 2002.

      Incentive Cost Adjustment — In early 2002, PSCo filed to increase rates under the ICA to recover the undercollection of costs through the period ended Dec. 31, 2001 (approximately $14.5 million, which went into effect on April 15, 2002) and to increase the ICA base rate for the recovery of 2002 costs which are projected to be substantially higher than the $12.78 per megawatt hour currently being recovered. PSCo’s actual ICA base costs for 2001 were approximately $19 per megawatt hour. PSCo proposed to increase the ICA base in 2002 to avoid the significant deferral of costs and a large rate increase in 2003, although the Stipulation and Agreement provided for a rate recovery period of April 1, 2003, to March 31, 2004.

      On May 10, 2002, the CPUC approved a Settlement Agreement between PSCo and other parties to increase the ICA base rate to $14.88 per megawatt hour, providing for recovery of the deferred 2001 costs and the projected higher 2002 costs over a 34-month period from June 1, 2002, to March 31, 2005. The review and approval of actual costs incurred and recoverable under the ICA for 2001 and 2002 will be conducted in future rate proceedings by the CPUC for consideration of further increases in the ICA base rate to $19.00 per megawatt hour. PSCo is currently projecting its costs for 2002 to be approximately $38 million less than the ICA base allowed using the 2001 test year, resulting in an equal sharing of such lower costs between retail customers and PSCo. The mechanism for recovering fuel and energy costs for 2003 and later will be addressed in the 2002 rate case.

      General Rate Case — In May 2002, Xcel Energy filed a combined general rate case with the CPUC to address increased costs for providing energy to Colorado customers. The net impact of the filings would increase electric revenue by approximately $220 million and decrease gas revenue by approximately $13 million. The rates are expected to be effective in early 2003. Xcel Energy also asked to increase its authorized rate of return on equity to 12 percent for electricity and to 12.25 percent for natural gas.

      The CPUC staff and the Office of Consumer Counsel (OCC) filed a joint motion requesting the CPUC permanently suspend PSCo’s rate case alleging PSCo did not show (in the form that Staff is familiar with) the appropriate direct and indirect accounting for costs of non-regulated services. On Aug. 2, 2002, Xcel Energy, the CPUC and the OCC (the parties) filed a joint motion to request the CPUC delay their decision on the original motion for two weeks until August 19th. PSCo is currently working resolve the allegations. It is possible the parties could request the CPUC delay the effective date of the rate case.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Gas Cost Prudence Review — In May 2002, the staff of the CPUC filed testimony in PSCo’s gas cost prudence review case, recommending $6.1 million in disallowances of gas costs for the July 2000 through June 2001 gas purchase year. Hearings were held in July 2002. A decision is expected in late 2002.

Texas

      SPS Texas Transition to Competition Cost Recovery Application — In December 2001, SPS filed an application with the Public Utility Commission of Texas (PUCT) to recover $20.3 million in costs related to transition to retail competition from the Texas retail customers. These costs were incurred to position SPS for retail competition, which was eventually delayed for SPS. The filing was amended in March 2002 to reduce the recoverable costs by $7.3 million, which were associated with over-earnings for the calendar year 1999. The PUCT approved SPS using the 1999 over-earnings to offset the claims for reimbursement of transition to competition costs. This reduced the requested net collection in Texas to $13.0 million. In April 2002, a unanimous settlement agreement was reached. Final approval by the PUCT was received in May 2002. The stipulation provides for the recovery of $5.9 million through an incremental cost recovery rider and the capitalization of $1.9 million for metering equipment. Based on the settlement agreement, SPS wrote off pretax restructuring costs of approximately $5 million in the first quarter of 2002. Recovery of the $5.9 million began in July 2002.

Minnesota

      Metro Emissions Reduction Program — On July 26, 2002, 2002, NSP-Minnesota filed for approval by the Minnesota Public Utilities Commission (MPUC) a proposal to invest in existing NSP-Minnesota generation facilities (A S King, High Bridge, Riverside) to reduce emissions under the terms of legislation adopted by the 2001 Minnesota Legislature. The proposal includes the installation of state-of-the-area pollution control equipment at the AS King plant and conversion to natural gas at the High Bridge and Riverside plants. Under the terms of the statute, the filing concurrently seeks approval of a rate recovery mechanism for the costs of the proposal, estimated to be a total of $1.1 billion with major expenditures anticipated to begin in 2005 and continuing through 2009. The rate recovery would be through an annual automatic adjustment mechanism authorized by 2001 legislation, outside a general rate case, and is proposed to be effective at the expiration of the NSP-Minnesota merger rate freeze, which extends through 2005 unless certain exemptions are triggered. The rate recovery proposed by NSP-Minnesota would allow recovery of financing costs of capital expenditures prior to the in-service date of each plant. The proposal is pending comments by interested parties. Other regulatory approvals, such as environmental permitting, are needed before the proposal can be implemented.

      Renewable Cost Recovery Tariff — In April 2002, NSP-Minnesota also filed for MPUC authorization to recover in retail rates the costs of electric transmission facilities constructed to provide transmission service for renewable energy. The rate recovery would be through an automatic adjustment mechanism authorized by 2001 legislation, outside a general rate case, and is proposed to be effective Jan. 1, 2003. In July 2002, the Minnesota Department of Commerce filed comments supporting approval of the tariff mechanism, subject to certain modifications that are generally acceptable to Xcel Energy.

Wisconsin

      Retail Electric Fuel Rates — In August 2002, NSP-Wisconsin filed an application with the Public Service Commission of Wisconsin (PSCW), requesting a decrease in Wisconsin retail electric rates for fuel costs. The amount of the proposed rate decrease is approximately $6.3 million on an annual basis. The reasons for the decrease include moderate weather, lower than forecast market power costs, and optimal plant availability. On Aug. 7, 2002, the PSCW issued an order approving the fuel rate credit. The rate credit will be effective on Aug. 12, 2002.

NOTES TO FINANCIAL STATEMENTS — (Continued)

Federal Energy Regulatory Commission

      Standard Market Design Rulemaking — In July 2002 the FERC issued a Notice of Proposed Rulemaking on Standard Market Design rulemaking for regulated utilities. If implemented as proposed, the Rulemaking will substantially change how wholesale markets operate throughout the United States. The proposed rulemaking expands the FERC’s intent to unbundle transmission operations from integrated utilities and ensure robust competition in wholesale markets. The rule contemplates that all wholesale and retail customers will be on a single network transmission service tariff. The rule also contemplates the implementation of a bid based system for buying and selling energy in wholesale markets. The market will be administered by RTOs or Independent Transmission Providers. RTOs will also be responsible for putting together regional plans that identify opportunities to construct new transmission, generation or demand side programs to reduce transmission constraints and meet regional energy requirements. Finally, the Rule envisions the development of Regional Market Monitors responsible for ensuring that individual participants do not exercise unlawful market power. Comments to the rules are due in the fourth quarter of 2002. The FERC anticipates that the final rules will be in place in early 2003 and the contemplated market changes will take place in 2003 and 2004.

      Cash Management Regulation — On Aug. 1, 2002, the FERC issued a Notice of Proposed Rulemaking proposing to adopt new rules governing corporate “money pools,” which include jurisdictional public utility or pipeline subsidiaries of nonregulated parent companies. The proposed rules would require documentation of transactions within such money pools, a proprietary capital account of the jurisdictional utility of 30 percent, and would require the nonregulated parent company to have an investment grade rating. Comments on the proposed rules are due Aug. 22, 2002. Xcel Energy is reviewing the proposed rules and their interaction with similar money pool regulations of the SEC.

      Standards of Conduct Rulemaking — In October 2001, FERC issued a Notice of Proposed Rulemaking proposing to adopt new standards of conduct rules applicable to all jurisdictional electric and natural gas transmission providers. The proposed rules would replace the current rules governing the electric transmission and wholesale electric functions of the Utility Subsidiaries and the rules governing the natural gas transportation and wholesale gas supply functions. The proposed rules would expand the definition of “affiliate” and further limit communications between transmission functions and supply functions, and would materially increase operating costs of the Utility Subsidiaries. In April 2002, the FERC staff issued a reaction paper, generally rejecting the comments of parties opposed to the proposed rules. Final rules are expected by year-end 2002.

      FERC Investigation — On May 8, 2002, the FERC ordered all sellers of wholesale electricity and/or ancillary services to the California Independent System Operator or Power Exchange, including PSCo, to respond to data requests, including requests for admissions with respect to certain trading strategies in which the companies may have engaged. The investigation is in response to memoranda prepared by Enron Corporation that detail certain trading strategies engaged in 2000 and 2001, which may have violated market rules. On May 22, 2002, Xcel Energy reported to the FERC that it had not engaged directly in any of the trading strategies identified in the May 8th inquiry.

      On May 13, 2002, Xcel Energy, independently and not in direct response to any regulatory inquiry, announced that PSCo had engaged in certain trading transactions, initiated by Reliant Resources, that had immaterial income effects in 1999 and 2000.

      To supplement the May 8th request, on May 21, 2002, the FERC ordered all sellers of wholesale electricity and/or ancillary services in the United States portion of the Western Systems Coordinating Council during 2000 and 2001 to report whether they had engaged in activities referred to as “wash,” “round trip” or “sell/buyback” trading. On May 31, 2002, Xcel Energy reported to the FERC that it had not engaged in so-called round trip electricity trading identified in the May 21st inquiry.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      Xcel Energy did report, as previously announced on May 13, 2002, that PSCo had engaged in a group of transactions in 1999 and 2000 with the trading arm of Reliant Resources in which PSCo bought a quantity of power from Reliant and simultaneously sold the same quantity back to Reliant. For doing this, PSCo normally received a small profit. PSCo made a total pretax profit of approximately $110,000 on these transactions. Also, PSCo engaged in one trade with Reliant in which PSCo simultaneously bought and sold power at the same price without realizing any profit. The purpose of this nonprofit transaction was in consideration of future for-profit transactions. PSCo engaged in these transactions with Reliant for the proper commercial objective of making a profit. It did not do these transactions to inflate volumes or revenues.

      Xcel Energy and PSCo have received subpoenas from the Commodity Futures Trading Commission for documents and other information concerning these so-called “round trip trades” and other trading in electricity and natural gas for the period Jan. 1, 1999 to the present involving Xcel Energy or any of its subsidiaries.

      Xcel Energy also has received a subpoena from the SEC for documents concerning “round trip trades,” as defined in the SEC subpoena, in electricity and natural gas with Reliant Resources, Inc. for the period Jan. 1, 1999, to the present. The SEC subpoena is issued pursuant to a formal order of private investigation that does not name Xcel Energy. Based upon accounts in the public press, management believes that similar subpoenas in the same investigations have been served on other industry participants. Xcel Energy and PSCo are cooperating with the regulators and taking steps to assure satisfactory compliance with the subpoenas.

5.     Commitments and Contingent Liabilities (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of them.

      Xcel Energy’s Utility Subsidiaries have been or are currently involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, Xcel Energy’s Utility Subsidiaries are pursuing, or intend to pursue, insurance claims and believe they will recover some portion of these costs through such claims. Additionally, where applicable, Xcel Energy’s Utility Subsidiaries are pursuing, or intend to pursue, recovery from other potentially responsible parties and through the rate regulatory process. To the extent any costs are not recovered through the options listed above, Xcel Energy’s Utility Subsidiaries would be required to recognize an expense for such unrecoverable amounts.

      The circumstances set forth in Notes 13 and 14 to the financial statements in NSP-Minnesota’s, NSP-Wisconsin’s, PSCo’s and SPS’ Annual Reports on Form 10-K for the year ended Dec. 31, 2001, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. Following are unresolved contingencies, which are material to the financial position of Xcel Energy’s Utility Subsidiaries:

•	Tax Matters — Tax deductibility of corporate owned life insurance loan interest

      PSCo Notice of Violation — On July 1, 2002, PSCo received a Notice of Violation (NOV) from the United States Environmental Protection Agency (EPA) alleging violations of the New Source Review (NSR) requirements of the Clean Air Act at the Comanche and Pawnee Stations in Colorado. The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid- to late-1990s should have required a permit under the NSR process. PSCo believes it acted in full compliance with the Clean Air Act and NSR process. It believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements. PSCo also believes that the projects would be expressly authorized under the EPA’s NSR policy announced by the EPA administrator on June 22, 2002. PSCo disagrees with the assertions contained in the NOV and intends to vigorously defend its position.

NOTES TO FINANCIAL STATEMENTS — (Continued)

      If the EPA is successful in any subsequent litigation regarding the issues set forth in the NOV or any matter arising as a result of its information requests, it could require PSCo to install additional emission control equipment at the facilities and pay civil penalties. Civil penalties are limited to not more than $25,000 to $27,500 per day for each violation. The ultimate financial impact to PSCo is not determinable at this time.

6.     Short-Term Borrowings and Financing Activities (NSP-Minnesota, PSCo and SPS)

     NSP-Minnesota

      At June 30, 2002, NSP-Minnesota had approximately $419 million of short-term debt outstanding at a weighted average interest rate of 3.690 percent.

     PSCo

      At June 30, 2002, PSCo had approximately $561 million of short-term debt outstanding at a weighted average interest rate of 3.598 percent.

     SPS

      At June 30, 2002, SPS had approximately $15 million of short-term debt outstanding at a weighted average interest rate of 2.590 percent.

7.     Derivative Valuation and Financial Impacts (NSP-Minnesota, PSCo and SPS)

      Xcel Energy’s Utility Subsidiaries analyze derivative financial instruments in accordance with SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This statement requires that all derivative financial instruments be recorded on the balance sheet at fair value unless exempted. Changes in a derivative instrument’s fair value must be recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to offset related results of the hedged item in the income statement, to the extent effective. SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

      The components of SFAS No. 133 impacts on Other Comprehensive Income, included in stockholders’ equity, are detailed in the following table:

	Six months ended June 30, 2002

	NSP-Minnesota	PSCo	SPS

	(Millions of dollars)
Accumulated other comprehensive income (loss) related to SFAS No. 133 — Jan. 1, 2002	$0.1	$(4.3)	$(4.4)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.6	9.0	0.9
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(0.3)	(5.0)	0.1

Accumulated other comprehensive income (loss) related to SFAS No. 133 — June 30, 2002	$0.4	$(0.3)	$(3.4)

NOTES TO FINANCIAL STATEMENTS — (Continued)

	Six months ended June 30, 2001

	NSP-Minnesota	PSCo	SPS

	(Millions of dollars)
Net unrealized transition gain (loss) at adoption, Jan. 1, 2001	$—	$1.6	$(2.6)
After-tax net unrealized losses related to derivatives accounted for as hedges	—	(17.5)	(2.4)
After-tax net realized losses on derivative transactions reclassified into earnings	—	15.8	0.2

Accumulated other comprehensive loss related to SFAS No. 133 — June 30, 2001	$—	$(0.1)	$(4.8)

      PSCo recorded pretax gains in Electric Fuel and Purchased Power of $0.9 million and pretax loss of $0.9 million for the three months ended June 30, 2002 and 2001, respectively, due to the effects of SFAS No. 133. PSCo recorded pretax gains in Electric Fuel and Purchased Power of $1.0 million and $0.2 million for the six months ended June 30, 2002 and 2001, respectively, due to the effects of SFAS No. 133. NSP-Minnesota and SPS did not realize any impact to earnings related to SFAS No. 133 during these periods.

Normal Purchases or Normal Sales

      Xcel Energy’s Utility Subsidiaries enter into fixed price contracts for the purchase and sale of various commodities for use in their business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

      Xcel Energy’s Utility Subsidiaries evaluate all of their contracts when such contracts are entered into to determine if they are derivatives and, if so, if they qualify and meet the normal designation requirements under SFAS No. 133. None of the contracts entered into within the trading operations are considered normal under the provisions of SFAS No. 133.

      Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

Cash Flow Hedges

      NSP-Minnesota, PSCo and SPS enter into derivative instruments to manage their respective exposure to changes in commodity prices. These derivative instruments take the form of fixed price, floating price or index sales or purchases and options, such as puts, calls and swaps. These derivative instruments are designated as cash flow hedges for accounting purposes and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income. At June 30, 2002, NSP-Minnesota, PSCo and SPS had various commodity related contracts through the next 12 months. Earnings on these cash flow hedges are recorded as the hedged purchase or sales transaction is completed. This could include the physical sale of electric energy or the usage of natural gas to generate electric energy. As of June 30, 2002, NSP-Minnesota, PSCo and SPS expect to reclassify into earnings through June 2003 net gains(losses) from Other Comprehensive Income of approximately $0.4 million, $(0.3) million and $0.7 million, respectively.

      As required by SFAS No. 133, PSCo recorded gains of $0.9 million and losses of $1.3 million related to ineffectiveness on commodity cash flow hedges during the three months ended June 30, 2002 and 2001, respectively. PSCo recorded gains of $1.0 million and losses of $1.0 million related to ineffectiveness on

NOTES TO FINANCIAL STATEMENTS — (Continued)

commodity cash flow hedges during the six months ended June 30, 2002 and 2001, respectively. PSCo recorded losses of $0.2 million for the three months ended June 30, 2001, and gains of $1.2 million for the six months ended June 30, 2001, related to derivative financial instruments excluded from the assessment of effectiveness. In 2001, an immaterial amount related to cash flow hedges that were discontinued because the hedged transactions were no longer probable.

      SPS enters into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations. These derivative instruments are designated as cash flow hedges for accounting purposes and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. SPS expects to reclassify into earnings through June 2003 net losses from Other Comprehensive Income of approximately $0.7 million.

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

Derivatives Not Qualifying for Hedge Accounting

      NSP-Minnesota and PSCo have trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in their respective Consolidated Statements of Income. All financial derivative instruments are recorded at the amount of the gain or loss from the transaction within Operating Revenues on the Consolidated Statements of Income.

8.     Segment Information (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

      Xcel Energy’s Utility Subsidiaries each have two reportable segments, Electric Utility and Gas Utility, with the exception of SPS, which has only an Electric Utility reportable segment. Trading operations are not a reportable segment; electric trading results are included in the Electric Utility segment.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     NSP-Minnesota

	Electric	Gas		Consolidated
	Utility	Utility	All Other	Total

	(Thousands of dollars)
Three months ended June 30, 2002
Revenues from:
External customers	$569,154	$90,076	$5,231	$664,461
Internal customers	132	(294)	—	(162)

Total revenue	569,286	89,782	5,231	664,299
Segment net income	$38,638	$3,575	$211	$42,424
June 30, 2001
Revenues from:
External customers	$654,192	$94,360	$11,924	$760,476
Internal customers	167	(1,428)	—	(1,261)

Total revenue	654,359	92,932	11,924	759,215
Segment net income (loss)	$54,628	$1,901	$(128)	$56,401
Six months ended June 30, 2002
Revenues from:
External customers	$1,119,941	$277,289	$11,964	$1,409,194
Internal customers	295	29	—	324

Total revenue	$1,120,236	277,318	11,964	1,409,518
Segment net income	$66,700	$8,222	$535	$75,457
June 30, 2001
Revenues from:
External customers	$1,268,128	$445,526	$27,144	$1,740,798
Internal customers	346	144	—	490

Total revenue	1,268,474	445,670	27,144	1,741,288
Segment net income (loss)	$80,790	$18,034	$(251)	$98,573

NOTES TO FINANCIAL STATEMENTS — (Continued)

     NSP-Wisconsin

	Electric	Gas		Consolidated
	Utility	Utility	All Other	Total

Three months ended June 30, 2002
Revenues from:
External customers	$110,148	$18,240	$25	$128,413
Internal customers	41	605	—	646

Total revenue	110,189	18,845	25	129,059
Segment net income	$10,118	$2,287	$13	$12,418
June 30, 2001
Revenues from:
External customers	$103,900	$17,525	$86	$121,511
Internal customers	43	451	—	494

Total revenue	103,943	17,976	86	122,005
Segment net income	$3,411	$3	$—	$3,414
Six months ended June 30, 2002
Revenues from:
External customers	$227,025	$58,539	$111	$285,675
Internal customers	86	700	—	786

Total revenue	227,111	59,239	111	286,461
Segment net income	$25,327	$5,008	$34	$30,369
June 30, 2001
Revenues from:
External customers	$217,742	$86,634	$211	$304,587
Internal customers	93	892	—	985

Total revenue	217,835	87,526	211	305,572
Segment net income	$11,529	$4,977	$—	$16,506

NOTES TO FINANCIAL STATEMENTS — (Continued)

PSCo

	Electric	Gas		Consolidated
	Utility	Utility	All Other	Total

Three months ended
June 30, 2002
Revenues from:
External customers	$941,988	$115,550	$5,213	$1,062,751
Internal customers	69	13	—	82

Total revenue	942,057	115,563	5,213	1,062,833
Segment net income	$43,771	$10,335	$8,255	$62,361
June 30, 2001
Revenues from:
External customers	$1,031,950	$284,172	$6,784	$1,322,906
Internal customers	33	562	—	595

Total revenue	1,031,983	284,734	6,784	1,323,501
Segment net income	$57,169	$2,016	$7,117	$66,302

	Electric	Gas		Consolidated
	Utility	Utility	All Other	Total

Six months ended
June 30, 2002
Revenues from:
External customers	$1,679,845	$432,401	$12,978	$2,125,224
Internal customers	120	27	—	147

Total revenue	1,679,965	432,428	12,978	2,125,371
Segment net income	$88,256	$31,308	$9,489	$129,053
June 30, 2001
Revenues from:
External customers	$1,920,031	$831,411	$19,068	$2,770,510
Internal customers	66	1,123	—	1,189

Total revenue	1,920,097	832,534	19,068	2,771,699
Segment net income	$127,354	$27,325	$19,013	$173,692

SPS

      SPS operates in the regulated electric utility industry, providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers were $266.9 million and $371.7 million for the three months ended June 30, 2002 and 2001, respectively. Revenues from external customers were $478.6 million and $701 million for the six months ended June 30, 2002 and 2001, respectively.

NOTES TO FINANCIAL STATEMENTS — (Continued)

9.     Comprehensive Income (NSP-Minnesota, NSP-Wisconsin, PSCo, SPS)

NSP-Minnesota

      The components of total comprehensive income are shown below:

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

	(Thousands of dollars)
Net income	$42,424	$56,401	$75,457	$98,573
Other comprehensive income:
After-tax net unrealized gains on derivatives accounted for as hedges (see Note 7)	678	—	575	—
After-tax net realized gains on derivative transactions reclassified into earnings (see Note 7)	(139)	—	(337)	—
Unrealized gain (loss) marketable securities	2	—	(6)	—

Other comprehensive income	541	—	232	—

Comprehensive income	$42,965	$56,401	$75,689	$98,573

      The accumulated comprehensive income in stockholder’s equity at June 30, 2002, relates to valuation adjustments on derivative financial instruments and hedging activities and the mark-to-market components of our marketable securities.

     NSP-Wisconsin

      For NSP-Wisconsin, comprehensive income equals net income for the quarter and six months ended June 30, 2002 and 2001.

     PSCo

      The components of total comprehensive income are shown below:

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

	(Thousands of dollars)
Net income	$62,361	$66,302	$129,053	$173,692
Other comprehensive (loss) income:
Cumulative effect of accounting change-net unrealized transition gain upon adoption of SFAS No. 133.	—	—	—	1,649
After-tax net unrealized gains (losses) on derivatives accounted for as hedges (see Note 7)	294	(14,079)	9,018	(17,494)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings (see Note 7)	(4,157)	16,804	(4,995)	15,747

Other comprehensive (loss) income	(3,863)	2,725	4,023	(98)

Comprehensive income	$58,498	$69,027	$133,076	$173,594

      The accumulated comprehensive income in stockholder’s equity at June 30, 2002 and 2001, relates to valuation adjustments on derivative financial instruments and hedging activities and the mark-to-market component of our marketable securities.

NOTES TO FINANCIAL STATEMENTS — (Continued)

     SPS

      The components of total comprehensive income are shown below:

	Three months ended		Six months ended
	June 30		June 30

	2002	2001	2002	2001

	(Thousands of dollars)
Net income	$13,429	$20,302	$28,177	$46,351
Other comprehensive income (loss):
Cumulative effect of accounting change-net unrealized transition loss upon adoption of SFAS No. 133.	—	—	—	(2,626)
After-tax net unrealized gains (losses) on derivatives accounted for as hedges (see Note 7)	1,174	(1,175)	885	(2,423)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings (see Note 7)	(84)	126	119	244

Other comprehensive income (loss)	1,090	(1,049)	1,004	(4,805)

Comprehensive income	$14,519	$19,253	$29,181	$41,546

      The accumulated comprehensive loss in stockholder’s equity at June 30, 2002 and 2001, relates to valuation adjustments on derivative financial instruments and hedging activities.

Item 2.     Management’s Discussion and Analysis

      Except for the supplemental discussion of NRG credit impacts provided below, discussion of financial condition and liquidity for the Utility Subsidiaries of Xcel Energy are omitted per conditions set forth in general instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis and the results of operations set forth in general instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).

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

      Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•	general economic conditions, including their impact on capital expenditures and the ability of Xcel Energy’s Utility Subsidiaries to obtain financing on favorable terms;

•	business conditions in the energy industry;

•	competitive factors, including the extent and timing of the entry of additional competition in the markets served by the Utility Subsidiaries of Xcel Energy;

•	unusual weather;

•	state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and gas markets;

•	risks associated with the California and other western power markets; and

•	the other risk factors listed from time to time by the Utility Subsidiaries of Xcel Energy in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this Report on Form 10-Q for the quarter ended June 30, 2002.

Market Risks

      The Utility Subsidiaries of Xcel Energy are exposed to market risks, including changes in commodity prices and interest rates as disclosed in Management’s Discussion and Analysis in their annual reports on Form 10-K for the year ended Dec. 31, 2001. Commodity price and interest rate risks for the Utility Subsidiaries of Xcel Energy are mitigated in most jurisdictions due to cost-based rate regulation.

      The energy market continues to evolve and change as market conditions and participants vary. Xcel Energy and its Utility Subsidiaries have responded to the change to the energy trading market environment and believe there has been no material change in its market risk exposures.

Pending Accounting Changes

      SFAS No. 143 — In 2001, the Financial Accounting Standards Board issued of SFAS No. 143 — “Accounting for Asset Retirement Obligations.” This statement will require NSP-Minnesota to record its future nuclear plant decommissioning obligations as a liability at fair value with a corresponding increase to the carrying value of the related long-lived asset. The liability will be increased to its present value each period, and the capitalized cost will be depreciated over the useful life of the related long-lived asset. If at the end of the asset’s life the recorded liability differs from the actual obligations paid, SFAS No. 143 requires that a gain or loss be recognized at that time.

      NSP-Minnesota currently follows industry practice by ratably accruing the costs for decommissioning over the approved cost recovery period and including the accruals in accumulated depreciation. At Dec. 31, 2001, NSP-Minnesota recorded and recovered in rates $623 million of decommissioning obligations and had estimated discounted decommissioning cost obligations of $878 million.

      If NSP-Minnesota adopted the standard on Jan. 1, 2002, the initial value of the liability, including cumulative interest expense through that date, would have been approximately $757 million, with a corresponding increase to net plant assets of approximately $625 million. The resulting cumulative effect adjustment for unrecognized depreciation and other expenses under the new standard is approximately $132 million. Management expects that the entire transition amount would be recoverable in rates and, therefore, would recognize an additional regulatory asset upon adoption of SFAS No. 143 rather than incur a cumulative effect charge against earnings.

      SFAS No. 143 also will affect accrued plant removal costs for other generation, transmission and distribution facilities for all of the Utility Subsidiaries. Xcel Energy expects that these costs, which have yet to be estimated, are expected to be reclassified from accumulated depreciation to regulatory liabilities based on the treatment of these costs in rates. Xcel Energy expects to adopt SFAS 143 as required on Jan. 1, 2003.

      SFAS No. 145 — In April 2002, the FASB issued SFAS No. 145 — “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections,” that supercedes previous guidance for the reporting of gains and losses from extinguishment of debt and accounting for leases, among other things. The impact of SFAS No. 145 is not expected to be material to any of the Utility Subsidiaries of Xcel Energy.

      SFAS No. 146 — In July 2002, the FASB issued SFAS No. 146 — “Accounting for Exit or Disposal Activities,” addressing recognition, measurement and reporting of costs associated with exit and disposal activities, including restructuring activities. The impact of SFAS No. 146 is not expected to be material to any of the Utility Subsidiaries of Xcel Energy.

      EITF No. 02-3 — In June the Emerging Issues Task Force of the FASB (EITF) issued a consensus decision for EITF Issue No. 02-3, “Recognition and Reporting of Gains and Losses on Energy Trading Contracts under EITF Issue 98-10, ‘Accounting for Contracts Involved in Energy Trading and Risk Management Activities’.” EITF No. 02-3 requires that all gains and losses related to energy trading activities within the scope of EITF 98-10 (whether or not settled physically) be shown net in the statement of income. The decision requires reclassification of comparable prior periods reported and is applicable for financial statement periods ending after July 15, 2002. Xcel Energy’s Utility Subsidiaries will continue to record gains and losses on energy trading contracts in accordance with SFAS No. 133.

NRG Credit Impacts on Liquidity and Capital Resources of Utility Subsidiaries

      Capital Sources — Short-Term Funding Sources — Since the fourth quarter of 2001, various rating agencies have tightened credit standards for Xcel Energy and its subsidiaries, including NRG Energy Inc. (NRG). While NRG’s liquidity and capital requirements have been the focus of the agencies’ concerns, there have been secondary impacts on the credit ratings and capital market access of Xcel Energy’s Utility Subsidiaries.

      Short-term borrowings as a source of short-term funding is affected by access to reasonably priced capital markets. This access is dependent in part on credit agency reviews. In the past year, credit ratings for Xcel Energy’s Utility Subsidiaries have been adversely affected by NRG’s credit contingencies, despite what management believes is a reasonable separation of NRG’s operations and credit risk from Xcel Energy’s utility operations and financing activities. As of August 9, 2002, the following represents the credit ratings assigned to the Utility Subsidiaries:

Standard &
Company	Credit Type	Moody’s	Poors	Fitch

NSP-MN	Senior Unsecured Debt	A1	BBB-	BBB
NSP-MN	Commercial Paper	P1	A3	F2
NSP-WI	Senior Unsecured Debt	A1	BBB	BBB
NSP-WI	Commercial Paper	N/A	N/A	N/A
PSCo	Senior Unsecured Debt	Baa1	BBB-	BBB
PSCo	Commercial Paper	P2	A3	F2
SPS	Senior Unsecured Debt	A3	BBB	BBB
SPS	Commercial Paper	P2	A3	F2

      In June 2002, the access of Xcel Energy’s Utility Subsidiaries to commercial paper markets was reduced due to lowered credit ratings (shown above). Management believes these lower credit ratings are unwarranted given the separation of NRG’s operations and credit risk from Xcel Energy’s utility operations and financing activities. However, until the ratings are raised, Xcel Energy’s Utility Subsidiaries continue to seek sources of financing (both short-and long-term) other than commercial paper. Xcel Energy’s Utility Subsidiaries used cash or existing credit facilities to repay outstanding commercial paper obligations in July 2002. As of July 31, 2002, Xcel Energy’s Utility Subsidiaries had access to cash (including available capacity under existing credit lines) as follows: $279 million at SPS; $150 million at PSCo; $95 million at NSP-Minnesota. NSP-Minnesota recently terminated a $70 million bridge facility and is in the process of replacing this facility.

      On August 14, 2002 NSP-Minnesota obtained a commitment for an amended and restated credit facility that will replace its $300 million, 364-day fully drawn credit facility scheduled to expire August 15, 2002. This credit line will be structured as a senior revolving facility and will be secured by a new series on bonds issued under its First Mortgage Trust Indenture. The new bonds will be secured with all other bonds outstanding under the Trust Agreement. The facility renewal is scheduled to be completed August 15, 2002. Xcel Energy’s Utility Subsidiaries intend to continue to take additional steps to enhance their liquidity position.

Capital Requirements — Dividends

      Xcel Energy’s board of directors regularly reviews its dividend policy, and is expected to do so again in the third quarter of 2002. Future dividend levels of Xcel Energy, and correspondingly of its Utility Subsidiaries to the extent a relationship in dividend levels continues, are subject to the evaluation and recommendation of Xcel Energy’s board of directors based on financial performance, cash requirements, and other factors to be considered. It is not known at this time what actions the board may take on Xcel Energy dividend levels in the future, and what impact such actions may have on the cash dividend requirements of the Utility Subsidiaries.

NSP-MINNESOTA’S MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

      NSP-Minnesota’s net income was approximately $75.5 million for the first six months of 2002, compared with approximately $98.6 million for the first six months of 2001. Most of the decrease is due to an unusual income item in 2001 related to conservation recovery.

     Conservation Incentive Recovery

      Operating income and income before income taxes in the first six months of 2001 were increased by $41 million (before tax) due to the reversal of a MPUC decision.

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

      Based on the new MPUC policy and less uncertainty regarding conservation incentives to be approved, conservation incentives for 2002 are now being recorded on a current basis.

     Electric Utility and Commodity Trading Margins

      Electric fuel and purchased power expense tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers, most fluctuations in energy costs do not affect electric utility margin.

      Some electric commodity trading activity, initially recorded at NSP-Minnesota and PSCo, is partially redistributed between NSP-Minnesota, PSCo and SPS pursuant to the Joint Operating Agreement (JOA) approved by the FERC. Trading revenue and costs do not include the revenue and production costs associated with energy produced from NSP-Minnesota’s generation assets or energy and capacity purchased to serve native load. Margins from these generating assets for utility operations (excluding sales to retail and municipal customers) are included in short-term wholesale amounts, detailed below. The following table details electric utility, short-term wholesale and electric commodity trading revenue and margin:

			Electric
	Electric	Short-term	Commodity	Consolidated
	Utility	Wholesale	Trading	Total

	(Millions of dollars)
Six months ended 6/30/2002
Electric utility revenue	$1,053	$49	$—	$1,102
Electric trading revenue	—	—	18	18
Electric fuel and purchased power-utility	(343)	(34)	—	(377)
Electric trading costs	—	—	(17)	(17)

Gross margin before operating expenses	$710	$15	$1	$726

Margin as a percentage of revenue	67.4%	30.6%	5.6%	64.8%
Six months ended 6/30/2001
Electric utility revenue	$1,179	$89	$—	$1,268
Electric trading revenue	—	—	—	—
Electric fuel and purchased power-utility	(423)	(62)	—	(485)
Electric trading costs	—	—	—	—

Gross margin before operating expenses	$756	$27	$—	$783

Margin as a percentage of revenue	64.1%	30.3%	—	61.8%

      Electric utility revenues decreased by $126 million, or 10.7 percent, in the first six months of 2002, compared with the same period in 2001. This decrease is due largely to lower purchased power costs recovered through electric rates and the recovery of conservation incentives in 2001. Electric utility margins decreased by $46 million, or 6.1 percent in the first six months of 2002 when compared with 2001. The decrease in margins largely reflect lower shared trading margins recorded through the JOA and the recovery of conservation incentives in 2001. As discussed previously, the reversal of the MPUC decision to deny NSP-Minnesota recovery of conservation incentives increased retail revenue and margin by $35 million in the first six months of 2001. These decreases in revenues and margin were partially offset by sales growth.

      Short-term wholesale margins decreased in the first six months of 2002, compared with the first six months of 2001, due to lower power pool prices and other market conditions.

     Gas Utility Margins

      The following table details the change in gas revenue and margin. The cost of gas tends to vary with changing sales requirements and unit cost of gas purchases. However, due to purchased gas cost recovery mechanisms for retail customers, fluctuations in the cost of gas have little effect on gas margin.

	Six months ended
	June 30

	2002	2001

	(Millions of dollars)
Gas revenue	$277	$446
Cost of gas sold and transported	(188)	(355)

Gas utility margin	$89	$91

      Gas revenue decreased by approximately $169 million, or 37.9 percent, in the first six months of 2002, compared with the same period in 2001, primarily due to decreases in the cost of natural gas, which are largely passed on to customers and recovered through various rate adjustment clauses. Gas margin for the first six months of 2002 decreased by $2 million, or 2.2 percent, compared with the first six months of 2001, primarily due to less favorable weather and a revision in 2002 to purchased gas cost recovery accruals which related to a prior period. These decreases were partially offset by retail sales growth.

     Other Revenue

      Other revenue decreased in 2002 compared to 2001 due to the transfer of refuse-derived fuel operations to NRG and the sale of First Midwest Auto Park in March 2002. The sale resulted in a gain, as discussed later. The other results of operations from these two businesses were not material to NSP-Minnesota’s net income.

     Non-Fuel Operating Expense and Other Items

      Other Operating and Maintenance Expense decreased by approximately $11.9 million, or 2.8 percent, for the first six months of 2002, compared with the first six months of 2001. The decreased costs reflect lower operating costs in the power delivery system and lower incentive compensation and benefit costs, partially offset by higher property insurance premiums.

      Depreciation and Amortization Expense increased by approximately $6.4 million, or 3.8 percent, for the first six months of 2002, compared with the first six months of 2001, primarily due to capital additions to utility plant.

      As discussed in Note 2 to the Financial Statements, during the fourth quarter of 2001 NSP-Minnesota expensed pretax special charges for planned staff consolidation costs. In the first quarter of 2002, additional pretax special charges of $4.3 million were expensed for the final costs of staff consolidations. The charges related to severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy.

      Other Income (Expense) — net increased by $10.8 million, due primarily to a gain on the sale of property by a subsidiary of NSP-Minnesota, First Midwest Auto Park, in March 2002. In addition, interest income increased due to a Minnesota income tax settlement and higher Allowance for Funds Used During Construction from the reversal of the MPUC decision related to recovery of conservation incentives discussed previously.

      Interest charges and financing costs decreased by approximately $9.7 million, or 21.9 percent, for the first six months of 2002, compared with the first six months of 2001. The change is largely due to lower average debt levels and lower short-term interest rates and higher Allowance for Funds Used During Construction from the reversal of the MPUC decision related to recovery of conservation incentives discussed previously.

      Taxes (other than income taxes) decreased by $15.4 million, or 15.2%, for the first six months of 2002, compared with the same period in 2001. The decline was largely due to a legislative change in Minnesota that reduced annual property taxes by approximately $30 million in September 2001 that related proportionately to the first nine months of 2001. Approximately 50 percent of this reduction in property taxes will be returned to NSP-Minnesota customers through a rate refund in 2002.

NSP-WISCONSIN’S MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

      NSP-Wisconsin’s net income was $30.4 million for the first six months of 2002, compared with $16.5 million for the first six months of 2001.

     Electric Utility Margins

      The following table details the change in electric revenue and margin. Electric production expenses tend to vary with the quantity of electricity required and changes in the unit costs of fuel and purchased power. The fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction does not allow for recovery of all expenses and, therefore, dramatic changes in costs or periods of extreme temperatures can impact earnings.

	Six months ended
	June 30

	2002	2001

	(Millions of dollars)
Total electric utility revenue	$227	$218
Electric fuel and purchased power	(105)	(120)

Total electric utility margin	$122	$98

      Electric utility revenue increased by approximately $9 million, or 4.1 percent, in the first six months of 2002, compared with the first six months of 2001. Electric utility margin increased by approximately $24 million, or 24.5 percent, in the first six months of 2002, compared with the first six months of 2001. The revenue and margin increase reflect sales growth and an increase in base rates for Wisconsin retail customers effective Oct. 18, 2001. These increases were partially offset by the impact of warmer winter weather. Electric margin was also increased by lower fuel and purchased power costs in 2002.

     Gas Utility Margins

      The following table details the change in gas revenue and margin. The cost of gas tends to vary with changing sales requirements and unit cost of gas purchases. However, due to purchase gas cost recovery mechanisms for retail customers, fluctuations in the cost of gas have little effect on gas margin.

	Six months ended
	June 30

	2002	2001

	(Millions of dollars)
Gas revenue	$59	$88
Cost of gas purchased and transported	(43)	(70)

Gas margin	$16	$18

      Gas revenue for the first six months of 2002 decreased by $29 million, or 33.0 percent, compared with the first six months of 2001, due to warmer winter temperatures, lower sales, and decreases in the cost of gas, which is recovered in Wisconsin through the purchased gas adjustment clause mechanism. Gas margin for the first six months of 2002 decreased by $2 million, or 11.1 percent, compared with the first six months of 2001, also due to less favorable winter temperatures and lower sales in 2002.

Non-Fuel Operating Expense and Other Items

      Other Operating and Maintenance Expense for the first six months of 2002 decreased by $2.2 million, or 4.3 percent, compared with the first six months of 2001, primarily due to lower incentive compensation and conservation costs.

      Depreciation and Amortization Expense increased by $1.3 million, or 6.4 percent, for the first six months of 2002, compared with the first six months of 2001, due largely to increased capital additions to utility plant.

      Special charges of $0.5 million were expensed for the first six months of 2002. As discussed in Note 2 to the Financial Statements, during the fourth quarter of 2001, NSP-Wisconsin expensed pretax special charges for planned staff consolidation costs. In the first quarter of 2002, additional pretax special charges were expensed for the final costs of staff consolidations. The charges related to severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy.

      Interest expense increased by $0.7 million, or 6.8 percent, for the first six months of 2002, compared with the first six months of 2001, due largely to regulatory amortization of an interest refund in 2001 that did not recur in 2002.

PSCo’S MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

      PSCo’s net income was approximately $129.1 million for the first six months of 2002, compared with approximately $173.7 million for the first six months of 2001. The decrease is largely due to lower margins from trading and wholesale sales.

     Electric Utility and Commodity Trading Margins

      Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel clause cost recovery mechanisms for retail customers in Colorado, most fluctuations in energy costs do not materially affect electric margin. Electric margins reflect the impact of sharing energy costs and savings relative to a target cost per delivered kilowatt hour and certain trading margins under the Incentive Cost Adjustment (ICA) mechanism. In addition to the ICA, PSCo has other adjustment clauses that allow certain costs to be passed through to retail customers. The Qualifying Facilities Capacity Cost Adjustment (QFCCA) provides for recovery of purchased capacity costs from certain Qualifying Facilities projects not otherwise reflected in base electric rates. The fuel clause cost recovery does not allow for complete recovery of all variable production expenses and higher costs can adversely affect earnings.

      Some electric commodity trading activity, initially recorded at PSCo, is partially redistributed to NSP-Minnesota and SPS pursuant to the JOA approved by the FERC. Trading revenue and costs do not include the revenue and production costs associated with energy produced from PSCo’s generation assets or energy and capacity purchased to serve native load. Margins from these generating assets for utility operations are included in short-term wholesale amounts, discussed later. Trading margins reflect the impact of sharing certain trading margins under the ICA. The following table details electric utility, short-term wholesale and electric trading revenue and margin.

			Electric
	Electric	Short-term	Commodity	Consolidated
	Utility	Wholesale	Trading	Total

	(Millions of dollars)
Six months ended June 30, 2002
Electric utility revenue	$860	$30	$—	$890
Electric trading revenue	—	—	790	790
Electric fuel and purchased power-utility	(375)	(31)	—	(406)
Electric trading costs	—	—	(792)	(792)

Gross margin before operating expenses	$485	$(1)	$(2)	$482

Margin as a percentage of revenue	56.4%	(3.3)%	(0.3)%	28.7%
Six months ended June 30, 2001
Electric utility revenue	$812	$388	$—	$1,200
Electric trading revenue	—	—	720	720
Electric fuel and purchased power-utility	(394)	(294)	—	(688)
Electric trading costs	—	—	(690)	(690)

Gross margin before operating expenses	$418	$94	$30	$542

Margin as a percentage of revenue	51.5%	24.2%	4.2%	28.2%

      Electric utility revenue increased by $48 million, or 5.9 percent, in the first six months of 2002, compared with the first six months of 2001. Electric utility margin increased by approximately $67 million, or 16.0 percent, in the first six months of 2002, compared with the first six months of 2001. The higher electric margins reflect lower unrecovered costs, due in part to resetting the base-cost recovery factor through the ICA in January 2002. Electric revenues and margin also increased due to sales growth and more favorable temperatures.

      Short-term wholesale margins and electric commodity trading margins decreased substantially in the first six months of 2002, compared with the first six months of 2001. The decrease is due to lower power pool prices and other market conditions.

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

	Six months ended
	June 30

	2002	2001

	(Millions of dollars)
Gas revenue	$432	$833
Cost of gas purchased and transported	(262)	(665)

Gas margin	$170	$168

      Gas revenue for the first six months of 2002 decreased by approximately $401 million, or 48.1 percent, compared with the first six months of 2001, largely due to lower gas costs recovered through rates. Gas margin for the first six months of 2002 increased by approximately $2 million, or 1.2 percent, compared with the first six months of 2001, primarily due to higher rates from a 2000 rate case, effective Feb. 1, 2001.

     Non-Fuel Operating Expense and Other Items

      Other Operation and Maintenance Expense increased by approximately $9.5 million, or 4.5 percent, for the first six months of 2002, compared with the first six months of 2001. The change is largely due to higher generation maintenance overhaul costs and higher property insurance premiums, partially offset by lower incentive compensation and other benefit costs.

      Depreciation and Amortization Expense increased by approximately $12.4 million, or 10.6 percent, for the first six months of 2002, compared with the first six months of 2001, primarily due to increased amortization costs of software and increased depreciation resulting from capital additions to utility plant.

      Special charges decreased in 2002 compared to 2001 as discussed in Note 2. Charges in 2002 related to first quarter restaffing costs. The second quarter of 2001 included special charges related to a Colorado Supreme Court decision that resulted in a pretax write-off of $23 million of a regulatory asset related to deferred postemployment benefit costs at PSCo.

      Other Income (Expense) — net for the first six months of 2001 included an $11 million pretax gain on the sale of the Boulder Hydro facility recorded in March 2001.

SPS’ MANAGEMENT’S DISCUSSION AND ANALYSIS

Results of Operations

      SPS’ net income was approximately $28.2 million for the first six months of 2002, compared with approximately $46.4 million for the first six months of 2001.

     Electric Utility Margins

      The following table details the change in electric revenue and margin. Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Fuel and purchased power costs are recoverable in SPS’ Texas jurisdiction through a fixed fuel factor, which is included in rates. In the New Mexico retail jurisdiction, SPS was authorized by the NMPRC to implement a monthly adjustment factor to recover fuel and purchased energy costs through a fuel clause. This change was effective with the February 2002 billing cycle. In all other jurisdictions, SPS currently recovers substantially all increases and refunds substantially all decreases in fuel and purchased power costs pursuant to monthly adjustment clauses. Due to these fuel clause recovery mechanisms for retail customers and the ability to vary wholesale prices with changing market conditions, most fluctuations in energy costs do not affect electric margin. However, the fuel clause cost recovery does not allow for complete recovery of all variable production expenses and, therefore, higher costs can adversely affect earnings.

			Electric
	Electric	Short-term	Commodity	Consolidated
	Utility	Wholesale	Trading	Total

	(Millions of dollars)
Six months ended 6/30/2002
Electric utility revenue	$476	$3	$—	$479
Electric trading revenue	—	—	—	—
Electric fuel and purchased power-utility	(253)	(3)	—	(256)
Electric trading costs	—	—	—	—

Gross margin before operating expenses	$223	$—	$—	$223

Margin as a percentage of revenue	46.8%	—	—	46.8%
Six months ended 6/30/2001
Electric utility revenue	$699	$2	$—	$701
Electric trading revenue	—	—	—	—
Electric fuel and purchased power-utility	(465)	(1)	—	(466)
Electric trading costs	—	—	—	—

Gross margin before operating expenses	$234	$1	$—	$235

Margin as a percentage of revenue	33.5%	50.0%	—	33.5%

      Electric revenue decreased by approximately $222 million, or 31.7 percent, for the first six months of 2002, compared with the first six months of 2001. Electric margin decreased by approximately $12 million, or 5 percent, for the first six months of 2002, compared with the first six months of 2001. Electric revenues decreased for the first six months of 2002, compared with the first six months of 2001, largely due to decreased recovery of fuel and purchased power costs driven by declining fuel costs in 2002, and minor customer attrition. Electric revenue and margin declined for the first six months of 2002, compared with the first six months of 2001, due to lower shared trading margins recorded through the JOA and lower capacity sales.

     Non-Fuel Operating Expense and Other Costs

      Other Operation and Maintenance Expense increased by approximately $4.6 million, or 6.3 percent, for the first six months of 2002, compared with the first six months of 2001. The change is largely due to higher plant overhead costs and higher plant insurance premiums, partially offset by lower incentive compensation and employee benefit costs.

      Depreciation and Amortization Expense increased by approximately $2.5 million, or 6 percent, for the first six months of 2002, compared with the first six months of 2001, primarily due to increased capital additions to utility plant.

      Special charges were incurred in 2002, mainly due to a regulatory recovery adjustment and also due to restaffing costs, as discussed in Note 2.

      Interest expense decreased by approximately $2 million, or 8.4 percent, for the first six months of 2002, compared with the first six months of 2001, due largely to lower average debt balances outstanding and declining interest rates.

Part II. OTHER INFORMATION

Item 1.     Legal Proceedings

      In the normal course of business, various lawsuits and claims have arisen against the Utility Subsidiaries of Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 4 and 5 of the Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of NSP-Minnesota’s, NSP-Wisconsin’s, PSCo’s and SPS’ 2001 Form 10-K and Item 1 of Part II of their Form 10-Q for the quarter ended March 31, 2002, for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Utility Subsidiaries of Xcel Energy and there have been no notable changes in the previously reported proceedings, except as set forth below.

NSP-Minnesota

      Light Rail Lawsuit — In February 2001, NSP-Minnesota filed a lawsuit in the federal district court in Minneapolis seeking reimbursement of costs for relocating electric utility lines to allow for construction of a light rail transit (LRT) line in downtown Minneapolis. In May 2001, the Minnesota Department of Transportation and the Metropolitan Council (Defendants) obtained a preliminary injunction requiring NSP-Minnesota to move certain facilities. NSP-Minnesota has complied with the preliminary injunction and utility line relocation has commenced. NSP-Minnesota is capitalizing its costs incurred as construction work in progress. In April 2002, Defendants brought motions for summary judgment before the federal district court. The court has not yet ruled on these motions and no trial date will be established until such ruling is made. The decision as to who must pay the cost of relocation will be made after trial. In collateral matters regarding LRT construction, NSP-Minnesota has commenced a mandamus action in state court seeking an order requiring Defendants to commence condemnation proceedings concerning an underground substation, access to which is blocked by LRT. NSP-Minnesota also has commenced an action in state court alleging that LRT construction violates the Minnesota Environmental Rights Act and a separate action in federal district court alleging that the Federal Transit Administration’s failure to evaluate certain environmental effects of LRT violates the National Environmental Policy Act.

NSP-Wisconsin

      Stray Voltage — On March 1, 2002, NSP-Wisconsin was served with a lawsuit commenced by James and Grace Gumz and Michael and Susan Gumz in Marathon County Circuit Court, Wisconsin, alleging that electricity supplied by NSP-Wisconsin harmed their dairy herd and caused them personal injury. The Gumz’s complaint alleges negligence, strict liability, nuisance, trespass, and statutory violations and seeks compensatory, punitive and treble damages. The complaint does not specify the amount of damages sought by the plaintiffs.

PSCo

      PSCo Notice of Violation — On November 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act’s New Source Review (NSR) requirements related to alleged modifications of electric generating stations located in the South and Midwest. Subsequently, the United States Environmental Protection Agency (EPA) also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities, including Xcel Energy, seeking to determine whether these utilities engaged in activities that may have been in violation of the NSR requirements. In 2001, Xcel Energy responded to EPA’s initial information requests related to Xcel Energy plants in Colorado.

      On July 1, 2002, Xcel Energy received a Notice of Violation (NOV) from the United States Environmental Protection Agency (EPA) alleging violations of the New Source Review (NSR) requirements of the Clean Air Act at the Comanche and Pawnee Stations in Colorado. The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid- to late-1990s should have required a permit under the NSR process. Xcel Energy believes it acted in full compliance with the Clean Air Act and NSR process. It believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements. Xcel Energy also believes that the projects would be expressly authorized under the EPA’s NSR policy announced by the EPA administrator on June 22, 2002. Xcel Energy disagrees with the assertions contained in the NOV and intends to vigorously defend its position.

      If the EPA is successful in any subsequent litigation regarding the issues set forth in the NOV or any matter arising as a result of its information requests, it could require Xcel Energy to install additional emission control equipment at the facilities and pay civil penalties. Civil penalties are limited to not more than $25,000 to $27,500 per day for each violation. The ultimate financial impact to Xcel Energy is not determinable at this time.

Item 6.     Exhibits and Reports on Form 8-K

(a) Exhibits

      The following Exhibits are filed with this report:

99.01     Statement pursuant to Private Securities Litigation Reform Act.

(b) Reports on Form 8-K

      The following reports on Form 8-K were filed either during the three months ended June 30, 2002, or between June 30, 2002, and the date of this report:

NSP-Minnesota, NSP-Wisconsin, PSCo and SPS

      May 13, 2002, (filed May 13, 2002) Item 5. Other Events. Re: Xcel Energy (PSCo) transaction with Reliant Energy.

      May 22, 2002, (filed May 24, 2002) Item 5 and 7. Other Events and Exhibits. Re: Xcel Energy (PSCo) response to FERC inquiry.

      May 28, 2002, (filed May 31, 2002) Item 4. Changes in Independent Accountants.

      July 1, 2002, (filed July 8, 2002) Item 5. Other Events. Re: PSCo receipt of Notice of Violation from the Environmental Protection Agency.

      July 8, 2002, (filed July 10, 2002) Item 5 and 7. Other Events and Exhibits. Re: NSP-MN Underwriting Agreement.

      July 16, 2002, (filed July 18, 2002) Item 5 and 7. Other Events and Exhibits. Re: NSP-MN Underwriting Agreement overallotment exercise.

      July 25, 2002, (filed Aug. 1, 2002) Item 5 and 7. Other Events and Exhibits. Re: Rating Agency actions and other events.

NORTHERN STATES POWER CO. (A MINNESOTA CORPORATION) SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2002.

NORTHERN STATES POWER CO.
(a Minnesota corporation)
(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka
Vice President and Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In addition each of the undersigned hereby certifies in his capacity as an officer of NSP-MN that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ EDWARD J. MCINTYRE

Edward J. McIntyre
Vice President and Chief Financial Officer

/s/ WAYNE H. BRUNETTI

Wayne H. Brunetti
Chairman, President and Chief Executive Officer

NORTHERN STATES POWER CO. (A WISCONSIN CORPORATION) SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2002.

NORTHERN STATES POWER CO.
(a Wisconsin corporation)
(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka
Vice President and Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In addition each of the undersigned hereby certifies in his capacity as an officer of NSP-WI that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ EDWARD J. MCINTYRE

Edward J. McIntyre
Vice President and Chief Financial Officer

/s/ WAYNE H. BRUNETTI

Wayne H. Brunetti
Chairman, President and Chief Executive Officer

PUBLIC SERVICE CO. OF COLORADO SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2002.

PUBLIC SERVICE CO. OF COLORADO
(Registrant)

/s/ DAVID E. RIPKA
David E. Ripka
Vice President and Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In addition each of the undersigned hereby certifies in his capacity as an officer of PSCo that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ EDWARD J. MCINTYRE
Edward J. McIntyre
Vice President and Chief Financial Officer

/s/ WAYNE H. BRUNETTI
Wayne H. Brunetti
Chairman, President and Chief Executive Officer

SOUTHWESTERN PUBLIC SERVICE CO. SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 14, 2002.

SOUTHWESTERN PUBLIC SERVICE CO.
(Registrant)

/s/ DAVID E. RIPKA
David E. Ripka
Vice President and Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In addition each of the undersigned hereby certifies in his capacity as an officer of SPS that the Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ EDWARD J. MCINTYRE
Edward J. McIntyre
Vice President and Chief Financial Officer

/s/ WAYNE H. BRUNETTI
Wayne H. Brunetti
Chairman, President and Chief Executive Officer