Form 10-Q/A
period 2002-06-30
PUBLIC SERVICE CO OF COLORADO; SOUTHWESTERN PUBLIC SERVICE CO; NORTHERN STATES POWER CO /WI/; NORTHERN STATES POWER CO
filed 2002-08-21
CIK 81018, 92521, 72909, 1123852

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

	(Unaudited)

	(Thousands of Dollars)
ASSETS
Current assets:
Cash and cash equivalents	$24,911	$17,169
Accounts receivable — net of allowance for bad debts: $5,378 and $5,452, respectively	209,223	227,007
Accounts receivable from affiliates	8,911	31,528
Accrued unbilled revenues	106,096	125,770
Materials and supplies inventories at average cost	107,226	103,934
Fuel inventory at average cost	34,789	31,945
Gas inventory at average cost	15,675	25,122
Derivative instruments valuation	925	204
Prepayments and other	51,371	48,285

Total current assets	559,127	610,964

Property, plant and equipment, at cost:
Electric utility plant	6,716,199	6,582,337
Gas utility plant	696,112	695,338
Construction work in progress	361,447	316,468
Other	361,207	368,513

Total property, plant and equipment	8,134,965	7,962,656
Less accumulated depreciation	(4,460,447)	(4,310,214)
Nuclear fuel — net of accumulated amortization: $1,034,441 and $1,009,855, respectively	69,428	96,315

Net property, plant and equipment	3,743,946	3,748,757

Other assets:
Nuclear decommissioning fund investments	595,051	596,113
Other investments	23,882	22,542
Regulatory assets	210,489	226,088
Prepaid pension asset	226,817	188,287
Other	67,218	64,278

Total other assets	1,123,457	1,097,308

Total assets	$5,426,530	$5,457,029

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$231,478	$153,134
Short-term debt	419,180	381,184
Accounts payable	188,040	235,930
Accounts payable to affiliates	56,592	42,550
Taxes accrued	127,663	168,491
Dividends payable to parent	51,049	44,332
Derivative instruments valuation	321	—
Prepayments and other	63,039	76,004

Total current liabilities	1,137,362	1,101,625

Deferred credits and other liabilities:
Deferred income taxes	679,326	697,605
Deferred investment tax credits	78,175	82,598
Regulatory liabilities	474,798	468,051
Benefit obligations and other	147,471	133,771

Total deferred credits and other liabilities	1,379,770	1,382,025

Long-term debt	954,832	1,039,220
Mandatorily redeemable preferred securities of subsidiary trust	200,000	200,000
Common stock — authorized 5,000,000 shares of $0.01 par value, outstanding 1,000,000 shares	10	10
Premium on common stock	804,586	762,155
Retained earnings	966,496	990,435
Leveraged ESOP	(16,881)	(18,564)
Accumulated other comprehensive income	355	123

Total common stockholder’s equity	1,754,566	1,734,159
Commitments and contingencies (See Note 5)
Total liabilities and equity	$5,426,530	$5,457,029

See Notes to Consolidated Financial Statements

NSP-WISCONSIN

STATEMENTS OF INCOME

	Three Months Ended		Six Months Ended
	June 30		June 30

	2002	2001	2002	2001

	(Unaudited)
	(Thousands of Dollars)
Operating revenues:
Electric utility	$110,189	$103,943	$227,111	$217,835
Gas utility	18,845	17,976	59,239	87,526
Other	25	86	111	211

Total operating revenues	129,059	122,005	286,461	305,572
Operating expenses:
Electric fuel and purchased power	50,115	58,993	104,646	119,516
Cost of gas sold and transported	13,523	12,912	42,757	69,944
Other operating and maintenance expenses	25,303	25,922	48,891	51,064
Depreciation and amortization	11,084	10,278	21,839	20,521
Taxes (other than income taxes)	4,117	3,972	8,217	8,034
Special charges (see Note 2)	—	—	512	—

Total operating expenses	104,142	112,077	226,862	269,079
Operating income	24,917	9,928	59,599	36,493
Other income (expense) — net	171	441	993	735
Interest charges	5,740	5,302	11,573	10,841

Income before income taxes	19,348	5,067	49,019	26,387
Income taxes	6,930	1,653	18,650	9,881

Net income	$12,418	$3,414	$30,369	$16,506

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

      As disclosed in the 2001 Form 10-K, NSP-Minnesota’s 2019 series bonds (totaling $127.9 million at June 30, 2002) were previously reported in the current portion of long-term debt due to a feature that allowed bondholders to tender their bonds for purchase to NSP-Minnesota. Based on financing agreements in place at August 14, 2002, NSP-Minnesota intends to convert these bonds to a fixed rate, with principal still maturing in 2019. As a result of the conversion to a fixed rate, bondholders will no longer be permitted to tender their bonds for purchase by the company. Accordingly, these bonds are now included in the noncurrent portion of long-term debt in the accompanying June 30, 2002 balance sheet.

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

      July 8, 2002, (filed July 10, 2002) Item 5 and 7. Other Events and Exhibits. Re: NSP-MN Underwriting Agreement.

      July 16, 2002, (filed July 18, 2002) Item 5 and 7. Other Events and Exhibits. Re: NSP-MN Underwriting Agreement overallotment exercise.

      July 25, 2002, (filed Aug. 1, 2002) Item 5 and 7. Other Events and Exhibits. Re: Rating Agency actions and other events.

NORTHERN STATES POWER CO. (A MINNESOTA CORPORATION) SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 21, 2002.

NORTHERN STATES POWER CO.
(a Minnesota corporation)
(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka
Vice President and Controller

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized. In addition each of the undersigned hereby certifies in his capacity as an officer of NSP-MN that the Quarterly Report on Form 10-Q/ A for the quarter ended June 30, 2002 fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 and that information contained in such report fairly presents, in all material respects, the financial condition and results of operations of the issuer.

/s/ RICHARD C. KELLY

Richard C. Kelly

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