Form 10-Q/A
period 2002-06-30
PUBLIC SERVICE CO OF COLORADO; NORTHERN STATES POWER CO; SOUTHWESTERN PUBLIC SERVICE CO; NORTHERN STATES POWER CO /WI/
filed 2002-08-23
CIK 81018, 1123852, 92521, 72909

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

2nd Amendment

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

      This amendment to Form 10-Q amends the combined quarterly report on Form 10-Q for the three months ended June 30, 2002 to reflect the correction of a misclassification between the current portion of long-term debt and long-term debt for NSP-Minnesota. See Note 10 to the unaudited consolidated financial statements for further discussion of this matter.

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

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30
	2002
	(As Restated,	Dec. 31
	see Note 10)	2001

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

      As disclosed in the 2001 Form 10-K, NSP-Minnesota’s 2019 series bonds (totaling $127.9 million at June 30, 2002) were previously reported in the current portion of long-term debt due to a feature that allowed bondholders to tender their bonds for purchase to NSP-Minnesota. Based on financing arrangements in place at August 14, 2002, NSP-Minnesota intends to convert these bonds to a fixed rate, with principal still maturing in 2019. As a result of the conversion to a fixed rate, bondholders will no longer be permitted to tender their bonds for purchase by the company. Accordingly, these bonds are now included in the noncurrent portion of long-term debt in the accompanying June 30, 2002 balance sheet.

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

10.     Restatement — Reclassification of Debt (NSP-Minnesota)

      Subsequent to the issuance of NSP-Minnesota’s financial statements for the three and six months ended June 30, 2002, it was determined that certain amounts of debt due currently had been misclassified as long-term debt in its unaudited consolidated balance sheet at June 30, 2002. NSP-Minnesota identified $207 million of long-term debt due within the next twelve months that was included in long-term debt rather than in the current portion of long-term debt. In addition, as discussed in Note 6, NSP-Minnesota had $127.9 million of bonds that were reported in the current portion of long-term debt which, based on financing arrangements in place at Aug. 14, 2002, should have been classified as long-term debt in the June 30, 2002 unaudited consolidated balance sheet. The net result of these reclassifications is an increase of $79 million in the current portion of long-term debt and a corresponding decrease of $79 million in long-term debt.

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

      July 8, 2002, (filed July 10, 2002) Item 5 and 7. Other Events and Exhibits. Re: NSP-MN Underwriting Agreement.

      July 16, 2002, (filed July 18, 2002) Item 5 and 7. Other Events and Exhibits. Re: NSP-MN Underwriting Agreement overallotment exercise.

      July 25, 2002, (filed Aug. 1, 2002) Item 5 and 7. Other Events and Exhibits. Re: Rating Agency actions and other events.

NORTHERN STATES POWER CO. (A MINNESOTA CORPORATION) SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on August 23, 2002.

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