Form 10-Q
period 2002-09-30
PUBLIC SERVICE CO OF COLORADO; NORTHERN STATES POWER CO; SOUTHWESTERN PUBLIC SERVICE CO; NORTHERN STATES POWER CO /WI/
filed 2002-11-15
CIK 81018, 1123852, 92521, 72909

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept. 30, 2002

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Exact name of registrant as specified in its charter, State or other jurisdiction of incorporation or organization, Address of
Commission	principal executive offices and Registrant’s Telephone Number,	IRS Employer
File Number	including area code	Identification No.

000-31709	NORTHERN STATES POWER COMPANY	41-1967505
(a Minnesota Corporation)
414 Nicollet Mall, Minneapolis, Minn. 55401
Telephone (612) 330-5500

001-3140	NORTHERN STATES POWER COMPANY	39-0508315
(a Wisconsin Corporation)
1414 W. Hamilton Ave., Eau Claire, Wis. 54701
Telephone (715) 839-2625

001-3280	PUBLIC SERVICE COMPANY OF COLORADO	84-0296600
(a Colorado Corporation)
1225 17th Street, Denver, Colo. 80202
Telephone (303) 571-7511

001-3789	SOUTHWESTERN PUBLIC SERVICE COMPANY	75-0575400
(a New Mexico Corporation)
Tyler at Sixth, Amarillo, Texas 79101
Telephone (303) 571-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes No ☐

Northern States Power Co. (a Minnesota corporation), Northern States Power Co. (a Wisconsin corporation), Public Service Co. of Colorado and Southwestern Public Service Co. meet the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. All outstanding common stock is owned beneficially and of record by Xcel Energy Inc., a Minnesota corporation. Shares outstanding at October 31, 2002:

Northern States Power Co. (a Minnesota Corporation)	Common Stock, $0.01 par value	1,000,000 Shares
Northern States Power Co. (a Wisconsin Corporation)	Common Stock, $100 par value	933,000 Shares
Public Service Co. of Colorado	Common Stock, $0.01 par value	100 Shares
Southwestern Public Service Co.	Common Stock, $1 par value	100 Shares

PART 1. FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
EX-4.01 Supplemental Indenture dated Aug. 15, 2002
EX-4.02 Supplemental Indenture dated Sept 15, 2002
EX-4.03 Supplemental Indenture dated Aug. 15, 2002
EX-4.04 Supplemental Indenture dated Sept 15, 2002
EX-4.05 Supplemental Indenture dated June 1, 2002
EX-4.06 Supplemental Indenture dated July 1, 2002
EX-99.01 Statement pursuant to Private Securities
EX-99.02 Certification Pursuant to 18 USC Sec 1350
EX-99.03 Certification Pursuant to 18 USC Sec 1350
EX-99.04 Certification Pursuant to 18 USC Sec 1350
EX-99.05 Certification Pursuant to 18 USC Sec 1350

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2002	2001	2002	2001

Operating revenues:
Electric utility	$717,173	$765,607	$1,818,973	$2,034,081
Gas utility	31,186	51,691	308,504	497,361
Electric trading margin	(3,059)	—	(1,917)	—
Other	6,836	9,408	18,800	36,552

Total operating revenues	752,136	826,706	2,144,360	2,567,994
Operating expenses:
Electric fuel and purchased power	236,033	322,127	613,386	806,986
Cost of gas sold and transported	21,848	38,309	209,726	392,824
Other operating and maintenance expenses	190,189	200,243	600,291	622,279
Depreciation and amortization	89,285	82,536	262,274	249,130
Taxes (other than income taxes)	45,363	27,800	131,291	129,141
Special charges (see Note 2)	—	—	4,324	—

Total operating expenses	582,718	671,015	1,821,292	2,200,360

Operating income	169,418	155,691	323,068	367,634
Other income (expense) — net	3,709	(1,250)	18,269	2,558
Interest charges and financing costs:
Interest charges — net of amounts capitalized	30,805	21,199	65,423	65,537
Distributions on redeemable preferred securities of subsidiary trust	3,938	3,938	11,813	11,813

Total interest charges and financing costs	34,743	25,137	77,236	77,350

Income before income taxes	138,384	129,304	264,101	292,842
Income taxes	55,392	53,214	105,652	118,179

Net income	$82,992	$76,090	$158,449	$174,663

See Notes to Consolidated Financial Statements

NSP-MINNESOTA
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Nine Months Ended Sept. 30

	2002	2001

Operating activities:
Net income	$158,449	$174,663
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	270,556	259,607
Nuclear fuel amortization	37,208	31,843
Deferred income taxes	(37,217)	7,532
Amortization of investment tax credits	(6,236)	(6,108)
Allowance for equity funds used during construction	(3,843)	(4,676)
Conservation incentive accrual adjustments	(6,564)	(32,218)
Gain on sale of property	(6,785)	—
Change in accounts receivable	35,017	71,010
Change in inventories	(6,345)	(3,803)
Change in other current assets	50,586	63,376
Change in accounts payable	(54,831)	(74,001)
Change in other current liabilities	34,986	(25,927)
Change in other assets and liabilities	(1,604)	(26,442)

Net cash provided by operating activities	463,377	434,856
Investing activities:
Utility capital/construction expenditures	(280,584)	(300,169)
Proceeds from sale of property	11,152	—
Allowance for equity funds used during construction	3,843	4,676
Investments in external decommissioning fund	(47,141)	(42,559)
Other investments — net	(1,599)	(10,164)

Net cash used in investing activities	(314,329)	(348,216)
Financing activities:
Short-term borrowings — net	(281,008)	(140,804)
Proceeds from issuance of long-term debt	624,690	—
Repayment of long-term debt, including reacquisition premiums	(778)	(1,073)
Capital contributions from parent	42,431	184,934
Dividends paid to parent	(143,728)	(123,292)

Net cash provided by (used in) financing activities	241,607	(80,235)
Net increase in cash and cash equivalents	390,655	6,405
Cash and cash equivalents at beginning of year	17,169	11,926

Cash and cash equivalents at end of year	$407,824	$18,331

See Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	Sept. 30,	Dec. 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$407,824	$17,169
Accounts receivable — net of allowance for bad debts: $5,146 and $5,452, respectively	212,640	227,007
Accounts receivable from affiliates	10,762	31,528
Accrued unbilled revenues	75,300	125,770
Materials and supplies inventories at average cost	108,734	103,934
Fuel inventory at average cost	33,201	31,945
Gas inventory at average cost	25,411	25,122
Derivative instruments valuation	1,762	204
Prepayments and other	45,823	48,285

Total current assets	921,457	610,964

Property, plant and equipment, at cost:
Electric utility plant	6,761,235	6,582,337
Gas utility plant	707,656	695,338
Construction work in progress	387,414	316,468
Other	368,184	368,513

Total property, plant and equipment	8,224,489	7,962,656
Less accumulated depreciation	(4,557,101)	(4,310,214)
Nuclear fuel — net of accumulated amortization: $1,047,063 and $1,009,855, respectively	53,295	96,315

Net property, plant and equipment	3,720,683	3,748,757

Other assets:
Nuclear decommissioning fund investments	604,148	596,113
Other investments	23,901	22,542
Regulatory assets	229,433	226,088
Prepaid pension asset	244,857	188,287
Other	74,530	64,278

Total other assets	1,176,869	1,097,308

Total assets	$5,819,009	$5,457,029

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$232,228	$153,134
Short-term debt	100,176	381,184
Accounts payable	181,103	235,930
Accounts payable to affiliates	42,566	42,550
Taxes accrued	209,764	168,491
Dividends payable to parent	51,859	44,332
Other	62,167	76,004

Total current liabilities	879,863	1,101,625

Deferred credits and other liabilities:
Deferred income taxes	678,715	697,605
Deferred investment tax credits	75,964	82,598
Regulatory liabilities	482,822	468,051
Benefit obligations and other	137,357	133,771

Total deferred credits and other liabilities	1,374,858	1,382,025

Long-term debt	1,578,753	1,039,220
Mandatorily redeemable preferred securities of subsidiary trust	200,000	200,000
Common stock — authorized 5,000,000 shares of $0.01 par value, outstanding 1,000,000 shares	10	10
Premium on common stock	804,586	762,155
Retained earnings	997,629	990,435
Leveraged ESOP	(16,680)	(18,564)
Accumulated other comprehensive income	(10)	123

Total common stockholder’s equity	1,785,535	1,734,159
Commitments and contingencies (See Note 5)
Total liabilities and equity	$5,819,009	$5,457,029

See Notes to Consolidated Financial Statements

NSP-WISCONSIN
STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2002	2001	2002	2001

Operating revenues:
Electric utility	$121,578	$122,897	$348,689	$340,732
Gas utility	8,113	9,089	67,352	96,615
Other	541	125	652	336

Total operating revenues	130,232	132,111	416,693	437,683
Operating expenses:
Electric fuel and purchased power	54,971	65,533	159,617	185,049
Cost of gas sold and transported	4,201	6,381	46,958	76,325
Cost of sales — nonregulated and other	388	—	388	—
Other operating and maintenance expenses	27,785	26,449	76,677	77,513
Depreciation and amortization	11,313	10,286	33,152	30,807
Taxes (other than income taxes)	4,012	4,031	12,229	12,065
Special charges (see Note 2)	—	—	511	—

Total operating expenses	102,670	112,680	329,532	381,759
Operating income	27,562	19,431	87,161	55,924
Other income (expense) — net	(514)	366	479	1,101
Interest charges	5,763	5,542	17,336	16,383

Income before income taxes	21,285	14,255	70,304	40,642
Income taxes	8,789	5,628	27,439	15,509

Net income	$12,496	$8,627	$42,865	$25,133

See Notes to Financial Statements

NSP-WISCONSIN
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Nine Months Ended Sept. 30

	2002	2001

Operating activities:
Net income	$42,865	$25,133
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	34,052	31,577
Deferred income taxes	2,364	1,903
Amortization of investment tax credits	(605)	(614)
Allowance for equity funds used during construction	(406)	(1,111)
Undistributed equity in earnings of unconsolidated affiliates	(147)	(217)
Change in accounts receivable	299	15,158
Change in inventories	256	(1,005)
Change in other current assets	13,274	20,736
Change in accounts payable	13,703	(36,228)
Change in other current liabilities	12,897	1,918
Change in other assets and liabilities	(6,188)	(6,762)

Net cash provided by operating activities	112,364	50,488
Investing activities:
Capital/construction expenditures	(31,136)	(45,842)
Allowance for equity funds used during construction	406	1,111
Other investments — net	(75)	(98)

Net cash used in investing activities	(30,805)	(44,829)
Financing activities:
Short-term borrowings from affiliate — net	(34,300)	(8,700)
Capital contributions from parent	2,438	25,000
Dividends paid to parent	(34,757)	(21,959)

Net cash used in financing activities	(66,619)	(5,659)

Net increase in cash and cash equivalents	14,940	—
Cash and cash equivalents at beginning of period	30	31

Cash and cash equivalents at end of period	$14,970	$31

See Notes to Financial Statements

NSP-WISCONSIN
BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	Sept. 30,	Dec. 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$14,970	$30
Accounts receivable — net of allowance for bad debts: $1,258 and $969, respectively	34,422	31,870
Accounts receivable from affiliates	—	3,006
Accrued unbilled revenues	13,084	20,596
Materials and supplies inventories at average cost	7,040	5,885
Fuel inventory at average cost	4,376	5,854
Gas inventory. at average cost	3,378	3,311
Prepaid taxes	10,028	13,157
Prepayments and other	1,316	3,949

Total current assets	88,614	87,658

Property, plant and equipment, at cost:
Electric utility plant	1,149,934	1,132,114
Gas utility plant	129,952	127,635
Other and construction work in progress	122,431	115,435

Total property, plant and equipment	1,402,317	1,375,184
Less accumulated depreciation	(582,649)	(553,467)

Net property, plant and equipment	819,668	821,717

Other assets:
Other investments	10,046	9,824
Regulatory assets	44,460	37,123
Prepaid pension asset	36,058	28,563
Other	7,757	7,373

Total other assets	98,321	82,883

Total assets	$1,006,603	$992,258

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Short-term debt — notes payable to affiliate	—	34,300
Accounts payable	13,846	14,482
Accounts payable to affiliates	14,339	—
Dividends payable to parent	12,372	10,988
Other	34,708	22,515

Total current liabilities	75,299	82,319

Deferred credits and other liabilities:
Deferred income taxes	123,110	119,895
Deferred investment tax credits	15,022	15,628
Regulatory liabilities	16,150	16,891
Benefit obligations and other	45,194	34,925

Total deferred credits and other liabilities	199,476	187,339

Long-term debt	313,119	313,054
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Premium on common stock	62,210	59,771
Retained earnings	263,199	256,475

Total common stockholder’s equity	418,709	409,546
Commitments and contingent liabilities (see Note 5)

Total liabilities and equity	$1,006,603	$992,258

See Notes to Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,

	2002	2001	2002	2001

Operating revenues:
Electric utility	$497,885	$627,106	$1,387,414	$1,826,923
Electric trading margin	2,276	6,559	(41)	36,683
Gas utility	89,430	153,857	521,858	986,391
Steam and other	4,535	4,354	17,513	23,422

Total operating revenues	594,126	791,876	1,926,744	2,873,419
Operating expenses:
Electric fuel and purchased power	232,021	401,224	637,963	1,089,550
Cost of gas sold and transported	31,836	97,038	293,542	762,422
Cost of sales — steam and other	3,782	914	7,581	8,526
Other operating and maintenance expenses	111,801	124,269	334,580	337,512
Depreciation and amortization	61,480	59,088	190,138	175,369
Taxes (other than income taxes)	18,489	9,273	61,201	53,151
Special charges (see Note 2)	1	—	132	23,018

Total operating expenses	459,410	691,806	1,525,137	2,449,548

Operating income	134,716	100,070	401,607	423,871
Other income (expense) — net	(2,428)	(2,722)	(2,540)	4,519
Interest charges and financing costs:
Interest charges — net of amount capitalized	34,788	26,976	94,902	86,147
Distributions on redeemable preferred securities of subsidiary trust	3,686	3,800	11,058	11,400

Total interest charges and financing costs	38,474	30,776	105,960	97,547

Income before income taxes	93,814	66,572	293,107	330,843
Income taxes	26,847	18,625	97,087	109,205

Net income	$66,967	$47,947	$196,020	$221,638

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Nine Months Ended Sept. 30,

	2002	2001

Operating activities:
Net income	$196,020	$221,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	196,764	181,566
Deferred income taxes	26,572	(27,891)
Amortization of investment tax credits	(3,211)	(3,089)
Allowance for equity funds used during construction	22	(526)
Write-off of post-employment costs	—	23,018
Unrealized gain on derivative financial instruments	(85,411)	—
Change in accounts receivable	45,762	63,580
Change in inventories	(21,090)	(22,610)
Change in other current assets	32,010	261,549
Change in accounts payable	(60,217)	(266,476)
Change in other current liabilities	95,254	105,160
Change in other assets and liabilities	20,700	(17,909)

Net cash provided by operating activities	443,175	518,010
Investing activities:
Capital/construction expenditures	(359,412)	(299,708)
Proceeds from disposition of property, plant and equipment	17,527	5,401
Allowance for equity funds used during construction	(22)	526
Other investments — net	(1,036)	1,781

Net cash used in investing activities	(342,943)	(292,000)
Financing activities:
Short-term borrowings — net	(487,388)	105,075
Proceeds from issuance of long-term debt	594,000	100,000
Repayment of long-term debt, including reacquisition premiums	(3,142)	(241,248)
Capital contributions from parent	54,749	—
Dividends paid to parent	(169,985)	(166,922)

Net cash used in financing activities	(11,766)	(203,095)
Net (decrease) increase in cash and cash equivalents	88,466	22,915
Cash and cash equivalents at beginning of period	22,666	15,696

Cash and cash equivalents at end of period	$111,132	$38,611

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	Sept. 30,	Dec. 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$111,132	$22,666
Accounts receivable — net of allowance for bad debts of $12,731 and $14,510, respectively	140,588	209,913
Accounts receivable from affiliates	23,563	—
Accrued unbilled revenues	215,694	269,167
Recoverable purchased gas and electric energy costs	43,346	16,763
Materials and supplies inventories at average cost	47,368	40,893
Fuel inventory at average cost	30,339	22,135
Gas inventory — replacement cost (below) in excess of LIFO: ($41,165) and $11,331, respectively	85,917	79,505
Derivative instruments valuation — at market	3,742	3,855
Prepayments and other	17,018	56,001

Total current assets	718,707	720,898

Property, plant and equipment, at cost:
Electric utility	5,328,086	5,253,693
Gas utility	1,472,638	1,416,730
Construction work in progress	391,844	273,539
Other	624,209	586,261

Total property, plant and equipment	7,816,777	7,530,223
Less: accumulated depreciation	(2,870,773)	(2,746,687)

Net property, plant and equipment	4,946,004	4,783,536

Other assets:
Other investments	11,148	10,112
Regulatory assets	241,201	192,841
Prepaid pension asset	69,547	60,797
Other	31,235	72,694

Total other assets	353,131	336,444

Total assets	$6,017,842	$5,840,878

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$267,089	$17,174
Short-term debt	88,074	562,812
Note payable to affiliate	15,915	28,565
Accounts payable	298,069	359,406
Accounts payable to affiliates	61,271	60,151
Taxes accrued	93,494	60,780
Dividends payable to parent	60,925	53,387
Derivative instruments valuation — at market	3,421	50,385
Other	203,786	141,245

Total current liabilities	1,092,044	1,333,905

Deferred credits and other liabilities:
Deferred income taxes	555,163	564,268
Deferred investment tax credits	76,441	79,652
Regulatory liabilities	46,589	49,048
Other deferred credits	2,575	12,435
Customer advances for construction	93,932	85,582
Benefit obligations and other	76,623	66,835

Total deferred credits and other liabilities	851,323	857,820

Long-term debt	1,812,500	1,465,055
Mandatorily redeemable preferred securities of subsidiary trust	194,000	194,000
Common stock — authorized 100 shares of $0.01 par value, outstanding 100 shares	—	—
Premium on common stock	1,644,833	1,590,084
Retained earnings	422,843	404,347
Accumulated other comprehensive income	299	(4,333)

Total common stockholder’s equity	2,067,975	1,990,098
Commitments and contingent liabilities (see Note 5)

Total liabilities and equity	$6,017,842	$5,840,878

See Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30

	2002	2001	2002	2001

Operating revenues — electric utility	$291,857	$387,219	$770,466	$1,088,173
Operating expenses:
Electric fuel and purchased power	158,324	226,687	414,699	679,005
Other operating and maintenance expenses	34,774	43,548	112,867	129,218
Depreciation and amortization	22,487	20,697	65,778	61,506
Taxes (other than income taxes)	13,884	10,608	39,861	35,684
Special charges (see Note 2)	—	—	5,114	—

Total operating expenses	229,469	301,540	638,319	905,413

Operating income	62,388	85,679	132,147	182,760
Other income — net	2,075	1,965	4,174	8,255
Interest charges and financing costs:
Interest charges — net of amounts capitalized	11,570	9,319	34,404	34,207
Distributions on redeemable preferred securities of subsidiary trust	1,963	1,963	5,888	5,888

Total interest charges and financing costs	13,533	11,282	40,292	40,095

Income before income taxes	50,930	76,362	96,029	150,920
Income taxes	19,189	28,653	36,111	56,860

Net income	$31,741	$47,709	$59,918	$94,060

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Nine Months Ended Sept. 30,

	2002	2001

Operating activities:
Net income	$59,918	$94,060
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	72,129	64,301
Deferred income taxes	14,743	(19,144)
Amortization of investment tax credits	(187)	(188)
Change in accounts receivable	(10,764)	(5,568)
Change in inventories	(4,978)	(632)
Change in other current assets	28,969	74,475
Change in accounts payable	4,527	(50,427)
Change in other current liabilities	(31,482)	27,418
Change in other assets and liabilities	(14,938)	(14,860)

Net cash provided by operating activities	117,937	169,435
Investing activities:
Capital/construction expenditures	(38,198)	(93,445)
Costs/proceeds from disposition of property, plant and equipment	4,059	—
Other investments — net	(3,003)	119,942

Net cash (used in) provided by investing activities	(37,142)	26,497
Financing activities:
Short-term borrowings — net	—	(135,173)
Repayment of long-term debt, including reacquisition premiums	—	168
Capital contributions from parent	615	—
Dividends paid to parent	(68,912)	(64,566)

Net cash used in financing activities	(68,297)	(199,571)
Net (decrease) increase in cash and cash equivalents	12,498	(3,639)
Cash and cash equivalents at beginning of period	65,499	10,826

Cash and cash equivalents at end of period	$77,997	$7,187

See Notes to Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	Sept. 30,	Dec. 31,
	2002	2001

ASSETS
Current assets:
Cash and cash equivalents	$77,997	$65,499
Accounts receivable — net of allowance for bad debts of $1,162 and $1,785, respectively	53,366	61,688
Accounts receivable from affiliates	19,086	—
Accrued unbilled revenues	51,886	75,924
Materials and supplies inventories at average cost	17,611	12,588
Fuel and gas inventories at average cost	1,345	1,390
Current portion of accumulated deferred income taxes	—	10,068
Derivative instruments valuation — at market	562	—
Prepayments and other	5,240	10,170

Total current assets	227,093	237,327

Property, plant and equipment, at cost:
Electric utility	3,060,002	3,056,459
Other and construction work in progress	81,583	55,436

Total property, plant and equipment	3,141,585	3,111,895
Less: accumulated depreciation	(1,334,529)	(1,275,501)

Net property, plant and equipment	1,807,056	1,836,394

Other assets:
Other investments	14,348	11,345
Regulatory assets	105,989	96,613
Prepaid pension asset	99,078	82,503
Deferred charges and other	17,696	36,598

Total other assets	237,111	227,059

Total assets	$2,271,260	$2,300,780

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$67,222	$72,204
Accounts payable to affiliates	11,400	1,891
Taxes accrued	40,347	35,274
Interest accrued	11,012	9,696
Dividends payable to parent	24,469	20,969
Current portion of accumulated deferred income taxes	7,004	—
Derivative instruments valuation — at market	1,177	1,131
Other	23,229	68,105

Total current liabilities	185,860	209,270

Deferred credits and other liabilities:
Deferred income taxes	393,781	392,907
Deferred investment tax credits	4,280	4,467
Regulatory liabilities	2,399	1,117
Derivative instruments valuation — at market	6,135	5,809
Benefit obligations and other	18,925	15,815

Total deferred credits and other liabilities	425,520	420,115

Long-term debt	725,591	725,375
Mandatorily redeemable preferred securities of subsidiary trust	100,000	100,000
Common stock — authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Premium on common stock	406,151	405,536
Retained earnings	432,423	444,917
Accumulated other comprehensive loss	(4,285)	(4,433)

Total common stockholder’s equity	834,289	846,020
Commitments and contingent liabilities (see Note 5)

Total liabilities and equity	$2,271,260	$2,300,780

See Notes to Financial Statements

NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated and stand-alone financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS (collectively referred to as the Utility Subsidiaries of Xcel Energy) as of Sept. 30, 2002, and Dec. 31, 2001, the results of their operations for the three and nine months ended Sept. 30, 2002 and 2001, and their cash flows for the nine months ended Sept. 30, 2002 and 2001. Due to the seasonality of electric and gas sales of Xcel Energy’s Utility Subsidiaries, quarterly results are not necessarily an appropriate base from which to project annual results.

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

1.     Accounting Policies and Changes (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

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

The Utility Subsidiaries of Xcel Energy have no intangible assets with indefinite lives, and no goodwill. In addition, NSP-Wisconsin, PSCo and SPS have no intangible assets with finite lives.

With respect to NSP-Minnesota’s intangible assets that will continue to be amortized, aggregate amortization expense recognized in the nine months ended Sept. 30, 2002 was approximately $180,000. The annual aggregate amortization expense for each of the five succeeding years is expected to approximate $240,000. NSP-Minnesota’s intangible assets subject to amortization at Sept. 30, 2002, consisting primarily of deferred employment agreement costs, were as follows:

	Sept. 30, 2002		Dec. 31, 2001

	Gross Carrying	Accumulated	Gross Carrying	Accumulated
(Millions of dollars)	Amount	Amortization	Amount	Amortization

NSP-Minnesota	$4.9	$0.5	$4.9	$0.3

Asset Valuation — On Jan. 1, 2002, the Utility Subsidiaries adopted SFAS No. 144 — “Accounting for the Impairment or Disposal of Long-Lived Assets,” which supercedes previous guidance for measurement of asset impairments. The Utility Subsidiaries did not recognize any asset impairments as a result of the adoption

Trading Operations — In June 2002, the Emerging Issues Task Force (EITF) of the Financial Accounting Standards Board (FASB) reached a partial consensus on Issue No. 02-3 “Recognition and Reporting Gains and Losses on Energy Trading Contracts under EITF Issue No. 98-10, Accounting for Contracts Involved in Energy Trading and Risk Management Activities” (EITF No. 02-3). The EITF concluded that all gains and losses related to energy trading activities within the scope of EITF No. 98-10 (whether or not settled physically) must be shown net in the statement of income, effective for periods ending after July 15, 2002. Xcel Energy has reclassified revenues from trading activities for all comparable prior periods reported. Such energy trading activities recorded as a component of Electric and Gas Trading Costs which have been reclassified to offset Electric and Gas Trading Revenues to present Electric and Gas Trading Margin on a net basis were as indicated in the table below. These reclassifications had no impact on trading margins or reported net income.

	Quarter ended Sept. 30		Nine months ended Sept. 30

(Millions of dollars)	2002	2001	2002	2001

NSP-Minnesota	$9	$—	$26	$—
PSCo	534	309	1,327	999

On Oct. 25, 2002, the EITF rescinded EITF No. 98-10. With the rescission of EITF No. 98-10, energy trading contracts that do not also meet the definition of a derivative under SFAS No. 133 — “Accounting for Derivative Instruments and

Hedging Activities” (SFAS No. 133) must be accounted for as executory contracts. Contracts previously fair-valued under EITF No. 98-10 that are not also derivatives under SFAS No. 133 must be restated to historical cost through a cumulative effect adjustment. Xcel Energy’s Utility Subsidiaries has not yet evaluated the effect of adopting this decision when required in 2003.

2.     Special Charges (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Regulatory Recovery Adjustment — In late 2001, SPS filed an application requesting recovery of costs incurred to comply with transition to retail competition legislation in Texas and New Mexico. During the first quarter of 2002, SPS entered into a settlement agreement with intervenors regarding the recovery of restructuring costs in Texas, subject to approval by the state regulatory commission. Based on the settlement agreement, SPS wrote off pretax restructuring costs of approximately $5 million.

2002 Restaffing — During the fourth quarter of 2001, Xcel Energy expensed pretax special charges of $39 million for expected staff consolidation costs for an estimated 500 employees in several utility operating and corporate support areas of Xcel Energy. Approximately $36 million of these restaffing costs were allocated to Xcel Energy’s Utility Subsidiaries consistent with service company cost allocation methodologies utilized under the requirements of the PUHCA. In the first quarter of 2002, the identification of affected employees was completed and additional pretax special charges of $9 million were expensed for the final costs of staff consolidations. Approximately $5 million of these restaffing costs were allocated to Xcel Energy’s Utility Subsidiaries. All 564 of accrued staff terminations have occurred.

The following table summarizes the activity related to accrued special charges (reported in other current liabilities) for the first nine months of 2002.

		Accrued
	Dec. 31, 2001	Special		Sept. 30, 2002
(Millions of dollars)	Liability	Charges	Payments	Liability

Utility and corporate employee severance	$37	$9	$(31)	$15
Special charge activities for Utility Subsidiaries:
NSP-Minnesota	$5	$4	$(6)	$3
NSP-Wisconsin	2	1	(3)	—
PSCo.	2	—	(2)	—
SPS	1	—	(1)	—

Postemployment Benefits — PSCo’s earnings for the second quarter of 2001 were reduced due to a Colorado Supreme Court decision that resulted in a 2001 pretax write-off of $23 million of regulatory assets related to deferred postemployment benefit costs at PSCo.

3.     Business Developments (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

TRANSLink Transmission Co., LLC (TRANSLink) — In September 2001, Xcel Energy and several other electric utilities applied to the Federal Energy Regulatory Commission (FERC) to integrate operations of their electric transmission systems into a single system through the formation of TRANSLink, a for-profit, independent transmission-only company. The utilities will participate in TRANSLink through a combination of divestiture, leases and operating agreements. The applicants are: Alliant Energy’s Iowa company (Interstate Power and Light Co.), Corn Belt Power Cooperative, MidAmerican Energy Co., Nebraska Public Power District, Omaha Public Power District and Xcel Energy. The participants believe TRANSLink is the most cost-effective option available to manage transmission and to comply with regulations issued by the FERC in 1999 (known as Order No. 2000) that require investor-owned electric utilities to transfer operational control of their transmission system to an independent regional transmission organization (RTO).

Under the proposal, TRANSLink will be responsible for planning, managing and operating both local and regional transmission assets. TRANSLink will also construct and own new transmission system additions. TRANSLink will collect revenue for the use of Xcel Energy’s transmission assets through a FERC-approved, regulated cost-of-service tariff and will collect its administrative costs through transmission rate surcharges. Transmission service pricing will continue to be regulated by the FERC, but construction and permitting approvals will continue to rest with regulators in the states served by TRANSLink. The participants also have entered into a memorandum of understanding with the Midwest Independent Transmission System Operator, Inc. (MISO) in which they agree that TRANSLink will contract with the MISO for certain other required RTO functions and services. In May 2002, the partners formed TRANSLink Development Company, LLC., which is responsible for pursuing the actions necessary to complete the regulatory approval of TRANSLink Transmission Co., LLC.

In April 2002, the FERC gave conditional approval for the applicants to transfer ownership or operations of their transmission systems to TRANSLink and to form TRANSLink as an Independent Transmission Company operating under the umbrella RTO organization of MISO. The FERC conditioned TRANSLink’s approval on the resubmission of its tariff as a separate rate schedule to be administered by the MISO. TRANSLink Development Company made this rate filing in October 2002. Eleven intervenors had requested that the FERC clarify or reconsider elements of the TRANSLink decision. On Nov. 1, 2002, the FERC issued its order supporting the approval of the formation of TRANSLink. The FERC also clarified several issues covered in its April 2002 order. Several state approvals also would be required to implement the proposal, as well as SEC approval. Subject to receipt of required regulatory approvals, TRANSLink is expected to begin operations in the third quarter of 2003.

4.     Restructuring and Regulation (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Colorado

Merger Agreements — Under the Stipulation and Agreement approved by the Colorado Public Utilities Commission (CPUC) in connection with the Xcel Energy merger, PSCo agreed to: 1) file a combined electric, gas and steam rate case in 2002 with new rates effective in January 2003, 2) extend its incentive cost adjustment (ICA) mechanism through Dec. 31, 2002 with an increase in the ICA base rate from $12.78 per megawatt hour to a rate based on the 2001 actual costs, 3) continue the Performance Based Regulatory Plan and the Quality Service Plan through 2006 with an electric department earnings cap of 10.5 percent return on equity for 2002, 4) reduce electric rates annually by $11 million for the period August 2000 to July 2002 and 5) cap merger costs associated with electric operations at $30 million and amortize such costs through 2002.

Incentive Cost Adjustment - In early 2002, PSCo filed to increase rates under the ICA to recover the undercollection of electric supply costs through the period ended Dec. 31, 2001 (approximately $14.5 million, which went into effect on June 1, 2002) and to increase the ICA base rate for the recovery of 2002 costs which are projected to be substantially higher than the $12.78 per megawatt hour currently being recovered. PSCo’s actual ICA base costs for 2001 were approximately $19 per megawatt hour. PSCo proposed to increase the ICA base in 2002 to avoid the significant deferral of costs and a large rate increase in 2003, although the Stipulation and Agreement provided for a rate recovery period of April 1, 2003, to March 31, 2004.

On May 10, 2002, the CPUC approved a Settlement Agreement between PSCo and other parties to increase the ICA base rate to $14.88 per megawatt hour, providing for recovery of the deferred 2001 costs and the projected higher 2002 costs over a 34 month period from June 1, 2002, to March 31, 2005. The prudency review and approval of actual costs incurred and recoverable under the ICA for 2001 and 2002 will be conducted in future rate proceedings by the CPUC. PSCo is currently projecting its costs for 2002 to be approximately $50 million to $60 million less than the ICA base allowed using the 2001 test year, resulting in an equal sharing of the difference between retail customers and PSCo. The mechanism for recovering fuel and energy costs for 2003 and later will be addressed in the pending 2002 rate case (discussed below).

General Rate Case - In May 2002, Xcel Energy filed a combined general rate case with the CPUC to address increased costs for providing energy to Colorado customers. The net impact of the filings would increase electric revenue by approximately $220 million annually. This is based on $113 million for fuel and purchased power and $107 million for cost of electric service. In addition, PSCo also requested a decrease in natural gas revenue by approximately $13 million to reflect lower wholesale gas costs. PSCo also requested that its authorized rate of return on equity be set at 12 percent for electricity and 12.25 percent for natural gas.

The current schedule for the rate case, as approved by the CPUC, is as follows:

•	November 2002 — intervenor testimony;

•	January 2003 — company rebuttal testimony;

•	February/March 2003 — hearings; and

•	April/May 2003 — rates effective.

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

Fuel Clause Adjustment Mechanisms — The PUCT’s regulations require periodic examination of SPS’ fuel and purchased power costs, the efficiency of the use of such fuel and purchase power, fuel acquisition and management policies and purchase power commitments. SPS is required to file an application for the PUCT to retrospectively review, at least every three years, the operations of a utility’s electricity generation and fuel management activities.

In June 2002, SPS filed its fuel reconciliation for calendar years 2000 and 2001 in the amount of $608 million. A pre-hearing conference was held in October 2002 and discovery in this case is in process. Hearings are scheduled for March 2003.

Minnesota

Metro Emissions Reduction Program - In July 2002, NSP-Minnesota filed for approval by the MPUC, a proposal to invest in existing NSP-Minnesota generation facilities to reduce emissions under the terms of legislation adopted by the 2001 Minnesota Legislature. The proposal includes the installation of state-of-the-art pollution control equipment at the A. S. King plant and conversion from coal to natural gas at the High Bridge and Riverside plants. Under the proposal, major construction would start in 2005 and be completed in 2009. Under the terms of the statute, the filing concurrently seeks approval of a rate recovery mechanism for the costs of the proposal, estimated to be a total of $1.1 billion. The rate recovery would be through an annual automatic adjustment mechanism authorized by 2001 legislation, outside a general rate case, and is proposed to be effective at the expiration of the NSP-Minnesota merger rate freeze, which extends through 2005 unless certain exemptions are triggered. The rate recovery proposed by NSP-Minnesota would allow recovery of financing costs of capital expenditures prior to the in-service date of each plant. The proposal is pending comments by interested parties. Other regulatory approvals, such as environmental permitting, are needed before the proposal can be implemented.

Renewable Cost Recovery Tariff - In April 2002, NSP-Minnesota also filed for MPUC authorization to recover in retail rates the costs of electric transmission facilities constructed to provide transmission service for renewable energy. The rate recovery would be through an automatic adjustment mechanism authorized by 2001 legislation, outside a general rate case, and is proposed to be effective Jan. 1, 2003. In July 2002, the Minnesota Department of Commerce filed comments supporting approval of the tariff mechanism, subject to certain modifications that are generally acceptable to Xcel Energy.

Minnesota Financial and Service Quality Investigation — On Aug. 8, 2002, the MPUC asked for additional information related to the impact of NRG’s financial circumstances on NSP-Minnesota. Subsequent to that date, several newspaper articles alleged concerns about the reporting of service quality data and NSP-Minnesota’s overall maintenance practices. In an order dated Oct. 22, 2002, the MPUC opened an investigation into the accuracy of NSP-Minnesota’s reliability records and to allow for further review of its maintenance and other service quality measures. In addition, the order requires a number of reporting requirements regarding financial information and work with interested parties on various issues to ensure NSP-Minnesota’s commitments are fulfilled. The Minnesota Department of Commerce and Office of Attorney General have begun their investigation. There is no scheduled date for completion.

Wisconsin

Retail Electric Fuel Rates — In August 2002, NSP-Wisconsin filed an application with the Public Service Commission of Wisconsin (PSCW), requesting a decrease in Wisconsin retail electric rates for fuel costs. The amount of the proposed rate decrease is approximately $6.3 million on an annual basis. The reasons for the decrease include moderate weather, lower than forecast market power costs, and optimal plant availability. On Aug. 7, 2002, the PSCW issued an order approving the fuel rate credit. The rate credit went into effect on Aug. 12, 2002.

On Oct. 9, 2002, NSP-Wisconsin filed an application with the PSCW requesting another decrease in Wisconsin retail electric rates for fuel costs. The incremental amount of the second proposed rate decrease was approximately $5 million on an annual basis. The reasons for the additional decrease include continued moderate weather; lower than forecast market power costs, and optimal plant availability. On Oct. 16, 2002, the PSCW issued an order approving the revised fuel rate credit, effective Oct. 19, 2002.

Michigan Transfer Pricing- On Oct. 3, 2002, the Michigan Public Service Commission denied NSP-Wisconsin’s request for a waiver of the section of the Michigan Electric Code of Conduct (Michigan Code) dealing with transfer pricing policy. The Michigan Code requires the price of goods and services provided by an affiliate to NSP-Wisconsin be at the lower of market price or cost plus 10 percent, and the price of goods and services provided by NSP-Wisconsin to an affiliate be at the higher of cost or market price. NSP-Wisconsin requested the waiver based on its belief that the Michigan Code conflicts with SEC requirements to price goods and services provided between affiliates at cost. In November 2002, NSP-Wisconsin filed a request for reconsideration of the Oct. 3, 2002 order.

Federal Energy Regulatory Commission

Standard Market Design Rulemaking — In July 2002 the FERC issued a Notice of Proposed Rulemaking on Standard Market Design rulemaking for regulated utilities. If implemented as proposed, the Rulemaking will substantially change how wholesale markets operate throughout the United States. The proposed rulemaking expands the FERC’s intent to unbundle transmission operations from integrated utilities and ensure robust competition in wholesale markets. The rule contemplates that all wholesale and retail customers will be on a single network transmission service tariff. The rule also contemplates the implementation of a bid-based system for buying and selling energy in wholesale markets. RTOs or Independent Transmission Providers will administer the market. RTOs will also be responsible for creating regional plans that identify opportunities to construct new transmission, generation or demand side programs to reduce transmission constraints and meet regional energy requirements. Finally, the Rule envisions the development of Regional Market Monitors responsible for ensuring that individual participants do not exercise unlawful market power. Comments to the rules are due in the fourth quarter of 2002 and first quarter of 2003. The FERC recently extended the comment period but anticipates that the final rules will be in place in 2003 and the contemplated market changes will take place in 2003 and 2004.

Standards of Conduct Rulemaking — In October 2001, the FERC issued a Notice of Proposed Rulemaking proposing to adopt new standards of conduct rules applicable to all jurisdictional electric and natural gas transmission providers. The proposed rules would replace the current rules governing the electric transmission and wholesale electric functions of the Utility Subsidiaries and the rules governing the natural gas transportation and wholesale gas supply functions. The proposed rules would expand the definition of “affiliate” and further limit communications between transmission functions and supply functions, and could materially increase operating costs of the Utility Subsidiaries. In April 2002, the FERC staff issued a reaction paper, generally rejecting the comments of parties opposed to the proposed rules. Though final rules were expected by year-end 2002, they may be delayed while the FERC pursues development of its Standard Market Design Rulemaking.

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

However, Xcel Energy also reported that at times during 2000 and 2001, its regulated operations did sell energy to another energy company that may then have re-sold the electricity for delivery into California as part of an overstated electricity load in schedules submitted to the California Independent System Operator. During that period, the regulated operations of Xcel Energy made sales to the other electricity provider of approximately 8,000 megawatt hours in the California intra-day market, which resulted in revenues to Xcel Energy of approximately $1.5 million. Xcel Energy cannot determine from its records what part of such sales were associated with overschedules.

To supplement the May 8th request, on May 21, 2002, the FERC ordered all sellers of wholesale electricity and/or ancillary services in the United States portion of the Western Systems Coordinating Council during 2000 and 2001 to report whether they had engaged in activities referred to as “wash,” “round trip” or “sell/buyback” trading. On May 31, 2002, Xcel Energy reported to the FERC that it had not engaged in so-called “round trip” electricity trading identified in the May 21st inquiry.

On May 13, 2002, Xcel Energy reported that PSCo had engaged in a group of transactions in 1999 and 2000 with the trading arm of Reliant Resources in which PSCo bought a quantity of power from Reliant and simultaneously sold the same quantity back to Reliant. For doing this, PSCo normally received a small profit. PSCo made a total pretax profit of approximately $110,000 on these transactions. Also, PSCo engaged in one trade with Reliant in which PSCo simultaneously bought and sold power at the same price without realizing any profit. The purpose of this nonprofit transaction was in consideration of future for-profit transactions. PSCo engaged in these transactions with Reliant for the proper commercial objective of making a profit. It did not enter into these transactions to inflate volumes or revenues.

In addition, the FERC is assessing whether to set for hearing the justness and reasonableness of rates charged in the Pacific Northwest from Dec. 25, 2000 through June 20, 2001. The FERC directed that an administrative law judge hold a hearing and make a preliminary assessment as to whether it should undertake such an investigation. On Sept. 25, 2001, an administrative law judge concluded that no further proceedings should be held. Various parties have sought rehearing of that order and have requested that the record be reopened in light of the disclosure of the Enron trading strategies. The proceeding is pending before the FERC.

Golden Spread Complaints — Golden Spread Electric Power Cooperative, Inc. ("Golden Spread") and SPS are parties to a commitment and dispatch agreement pursuant to which SPS commits and dispatches the combined resources of both entities to meet their combined load requirements. Under this agreement, SPS purchases a significant amount of energy from Golden Spread at rates designed to share the savings between both parties. Golden Spread has filed a complaint at the FERC contending that SPS has underpaid it for the power it has supplied under the agreement by not providing it with an appropriate share of the savings that SPS has achieved. SPS in turn has filed a complaint at the FERC contending that Golden Spread has improperly inflated various cost components of the rate calculation. FERC has set both complaints for investigation and hearing, but has deferred the hearing pending settlement proceedings. The matter is now before a settlement judge. Even if SPS is required to pay more to Golden Spread for power purchased under this agreement, it believes that the amounts will likely be recoverable customers under applicable fuel clauses.

FERC Transmission Inquiry — The FERC has begun a formal, non-public inquiry relating to the treatment by public utility companies of affiliates in generator interconnection and other transmission matters. In connection with the inquiry, the FERC has asked Xcel Energy’s Utility Subsidiaries for certain information and documents. Xcel Energy’s Utility Subsidiaries are complying with the request.

Securities and Exchange Commission/Commodity Futures Trading Commission

SEC and CFTC Subpoenas — Xcel Energy has received a subpoena from the SEC for documents concerning “round trip” trades, as defined in the SEC subpoena, in electricity and natural gas with Reliant Resources, Inc. for the period Jan. 1, 1999, to the present. The SEC subpoena is issued pursuant to a formal order of private investigation that does not name Xcel Energy. Based upon accounts in the public press, management believes that similar subpoenas in the same investigations have been served on other industry participants. Xcel Energy and PSCo are cooperating with the regulators and taking steps to assure satisfactory compliance with the subpoenas.

Xcel Energy and PSCo have also received subpoenas from the Commodity Futures Trading Commission for documents and other information concerning these so-called “round trip” trades and other trading in electricity and natural gas for the period Jan. 1, 1999 to the present involving Xcel Energy or any of its subsidiaries.

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

The circumstances set forth in Notes 13 and 14 to the financial statements in NSP-Minnesota’s, NSP-Wisconsin’s, PSCo’s and SPS’ Annual Reports on Form 10-K for the year ended Dec. 31, 2001, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. Following are unresolved contingencies, which are material to the financial position of Xcel Energy’s Utility Subsidiaries:

•	Tax Matters — Tax deductibility of corporate owned life insurance loan interest.

Environmental Contingencies

PSCo Notice of Violation — On Nov. 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the Clean Air Act’s New Source Review (NSR) requirements related to alleged modifications of electric generating stations located in the South and Midwest. Subsequently, the United States Environmental Protection Agency (EPA) also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities, including Xcel Energy, seeking to determine whether these utilities engaged in activities that may have been in violation of the NSR requirements. In 2001, Xcel Energy responded to EPA’s initial information requests related to PSCo plants in Colorado.

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

NSP-Minnesota NSR Information Request — As stated previously, on Nov. 3, 1999, the United States Department of Justice filed suit against a number of electric utilities for alleged violations of the NSR requirements related to alleged modifications of electric generating stations located in the South and Midwest. Subsequently, the EPA also issued requests for information pursuant to the Clean Air Act to numerous other electric utilities, including Xcel Energy, seeking to determine whether these utilities engaged in activities that may have been in violation of the NSR requirements. In 2001, Xcel Energy responded to EPA’s initial information requests related to NSP-Minnesota plants in Minnesota. On May 22, 2002, EPA issued a follow-up information request to Xcel Energy seeking additional information regarding NSR compliance at its plants in Minnesota. Xcel Energy is in the process of responding to the follow-up request.

NSP-Wisconsin Ashland Manufactured Gas Plant Site — NSP-Wisconsin was named as one of three potentially responsible parties (PRP) for creosote and coal tar contamination at a site in Ashland, Wis. The Ashland site includes property owned by NSP-Wisconsin and two other properties: an adjacent city lakeshore park area and a small area of Lake Superior’s Chequemegon Bay adjoining the park.

Estimates of the ultimate cost to remediate the Ashland site vary from $4 million to $93 million, depending on the final remediation option chosen by the EPA and the Wisconsin Department of Natural Resources (WDNR). The EPA and WDNR have not yet selected the final method of remediation to use at the site. In the interim, NSP-Wisconsin has recorded a liability for an estimate of its share of the cost of remediating the portion of the Ashland site that it owns, using information available to date, reasonably effective remedial methods and considering the results of ongoing negotiations with governmental authorities overseeing the remediation.

On Sept. 5, 2002, the Ashland site was placed on the National Priorities List (NPL). The NPL is intended primarily to guide the EPA in determining which sites require further investigation. Resolution of Ashland remediation issues is not expected until 2003 or 2004.

NSP-Wisconsin Plant Emissions — NSP-Wisconsin’s French Island plant generates electricity by burning a mixture of wood waste and refuse derived fuel. The fuel is derived from municipal solid waste furnished under a contract with La Crosse County, Wisconsin. In October 2000, the EPA reversed a prior decision and found that the plant was subject to the federal large combustor regulations. Those regulations became effective on Dec. 19, 2000. NSP-Wisconsin did not have adequate time to install the emission controls necessary to come into compliance with the large combustor regulations by the compliance date. As a result, on March 29, 2001, the EPA issued a finding of violation to the company. Although NSP-Wisconsin disputes the EPA decision, if successful, the EPA could impose fines up to $27,500 per day for each violation. On April 2, 2001, a conservation group sent NSP-Wisconsin a notice of intent to sue under the citizen suit provisions of the Clean Air Act.

On July 27, 2001, the state of Wisconsin filed a lawsuit against NSP-Wisconsin in the Wisconsin Circuit Court for La Crosse County, contending that NSP-Wisconsin exceeded dioxin emission limits on numerous occasions between July 1995 and December 2000 at French Island. On Sept. 3, 2002, the Wisconsin Circuit Court approved a settlement between NSP-Wisconsin and the state of Wisconsin. Under terms of that settlement, NSP-Wisconsin paid a penalty of approximately $168,000 and agreed to contribute $300,000 to an environmental project near the plant. The settlement resolves all claims identified in the state’s complaint against NSP-Wisconsin.

On Aug. 15, 2001, NSP-Wisconsin received a Certificate of Authority to install control equipment necessary to bring the French Island plant into compliance with the large combustor regulations. NSP-Wisconsin began construction of the new air quality equipment on Oct. 1, 2001. NSP-Wisconsin has reached an agreement in principle with La Crosse County through which La Crosse County will pay for the extra emissions equipment required to comply with the EPA regulation. Installation of the control equipment has been completed and source tests on one unit confirm that the unit is now in compliance with the state and federal dioxin standards. NSP-Wisconsin will test the remaining unit during the fourth quarter of 2002.

Legal Contingencies

California Litigation — Public Utility District No. 1 of Snohomish County, Washington, has filed a suit against Xcel Energy in the United States District Court for the Central District of California contending that various of its trading strategies, as reported to the FERC in response to that agency’s investigation of trading strategies discussed above, violated the California Business and Professions Code. Public Utility District No. 1 of Snohomish County contends that the effect of those strategies was to increase amounts that it paid for wholesale power in the spot market in the Pacific Northwest. Xcel Energy and other defendants intend to request the case be dismissed in its entirety. A hearing on the motion to dismiss is scheduled for Dec. 19, 2002.

In addition, the California Attorney General’s Office has informed PSCo that it may raise claims against PSCo under the California Business and Professions Code with respect to the rates that PSCo has charged for wholesale sales and PSCo’s reporting of those charges to the FERC. PSCo has had preliminary discussions with the California Attorney General’s Office, and has expressed the view that FERC is the appropriate forum for the concerns that it has raised.

6.     Short-Term Borrowings and Financing Activities (NSP-Minnesota and PSCo)

NSP-Minnesota

At Sept. 30, 2002, NSP-Minnesota had approximately $100 million of short-term debt outstanding at a weighted average interest rate of 4.75 percent.

In July 2002, NSP-Minnesota issued $185 million of unsecured bonds. The bonds have a fixed interest rate of 8 percent and mature in 2042.

In August 2002, NSP-Minnesota issued $450 million of first mortgage bonds. These bonds carry a fixed interest rate of 8 percent and mature in 2012.

In August 2002, in connection with its 364 day $300 million credit agreement renewal, NSP-Minnesota also issued $308 million of first mortgage bonds, due Aug. 15, 2003 to Wells Fargo Bank, N.A. pursuant to the credit agreement. The obligations under the credit agreement will be secured by this series of bonds.

In August 2002, NSP-Minnesota closed on the conversion of several bonds totaling $196 million from variable rate to a fixed rate of 8.5 percent. The first call date on these bonds is Aug. 27, 2012. As part of the conversion, $69 million of the bonds were collateralized with first mortgage bonds. The remaining bonds were collateralized in 1997.

PSCo

At Sept. 30, 2002, PSCo had approximately $88 million of short-term debt outstanding at a weighted average interest rate of 2.82 percent.

In September 2002, PSCo issued $600 million of first collateral trust bonds at a fixed interest rate of 7.875 percent and mature in 2012.

In September 2002, PSCo issued and delivered $530 million of first collateral trust bonds to a certain bank to secure its payment obligations under its $530 million, 364 day credit facility and $48.75 million of first collateral trust bonds to an insurance company to secure insurance obligations related to its 5.1 percent pollution control bonds, series due Jan. 1, 2019.

7.     Derivative Valuation and Financial Impacts (NSP-Minnesota, PSCo and SPS)

Xcel Energy’s Utility Subsidiaries analyzes derivative financial instruments in accordance with SFAS No. 133. This statement requires that all derivative financial instruments be recorded on the balance sheet at fair value unless exempted. Changes in a derivative instrument’s fair value must be recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to offset related results of the hedged item in the income statement, to the extent effective. SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

The components of SFAS No. 133 impacts on Other Comprehensive Income, included in stockholders’ equity, are detailed in the following table:

	Nine months ended Sept. 30, 2002

	NSP-
(Millions of dollars)	Minnesota	PSCo	SPS

Accumulated other comprehensive income (loss) related to SFAS No. 133 — Jan 1, 2002	$0.1	$(4.3)	$(4.4)
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	—	(5.1)	0.4
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(0.1)	9.7	(0.3)

Accumulated other comprehensive income (loss) related to SFAS No. 133 — Sept 30, 2002	$—	$0.3	$(4.3)

	Nine months ended Sept. 30, 2001

	NSP-
(Millions of dollars)	Minnesota	PSCo	SPS

Net unrealized transition gain (loss) at adoption, Jan. 1, 2001	$—	$1.6	$(2.6)
After-tax net unrealized losses related to derivatives accounted for as hedges	—	(27.0)	(2.2)
After-tax net realized losses on derivative transactions reclassified into earnings	—	26.2	0.4
Accumulated other comprehensive income (loss) related to SFAS

No. 133 — Sept. 30, 2001	$—	$0.8	$(4.4)

PSCo recorded pretax losses in Electric Fuel and Purchased Power of $0.6 million and $1.2 million for the three months ended Sept. 30, 2002 and 2001, respectively, due to the effects of SFAS No. 133. PSCo recorded pretax gains in Electric Fuel and Purchased Power expense of $0.4 million and pretax losses of $1.0 million for the nine months ended Sept. 30, 2002 and 2001, respectively, due to the effects of SFAS No. 133. During these periods, there was no impact on earnings related to SFAS No. 133 for NSP-Minnesota and SPS.

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

Cash Flow Hedges

NSP-Minnesota, PSCo and SPS enter into derivative instruments to manage their respective exposure to changes in commodity prices. These derivative instruments take the form of fixed price, floating price or index sales or purchases and options, such as puts, calls and swaps. These derivative instruments are designated as cash flow hedges for accounting purposes and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income. At Sept. 30, 2002, NSP-Minnesota, PSCo and SPS had various commodity related contracts through the next 12 months. Earnings on these cash flow hedges are recorded as the hedged purchase or sales transaction is completed. This could include the physical sale of electric energy or the usage of natural gas to generate electric energy. As of Sept. 30, 2002, PSCo and SPS expect to reclassify into earnings through September 2003 net gains from Other Comprehensive Income of approximately $0.3 million and $0.4 million, respectively. NSP-Minnesota does not expect to reclassify any gains (losses) into earnings through September 2003.

As required by SFAS No. 133, PSCo recorded losses of $0.6 million related to ineffectiveness on commodity cash flow hedges during the three months ended Sept. 30, 2002. There were no gains (losses) recorded during the three months ended Sept. 30, 2001. PSCo recorded gains of $0.4 million and losses of $1.0 million related to ineffectiveness on commodity cash flow hedges during the nine months ended Sept. 30, 2002 and 2001, respectively. PSCo recorded losses of $1.2 million for the three months ended Sept. 30, 2001 related to derivative financial instruments excluded from the assessment of effectiveness. There were no gains (losses) recorded during the nine months ended Sept. 30, 2001. In 2001, an immaterial amount related to cash flow hedges that were discontinued because the hedged transactions were no longer probable.

SPS enters into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations. These derivative instruments are designated as cash flow hedges for accounting purposes and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. SPS expects to reclassify into earnings through September 2003 net losses from Other Comprehensive Income of approximately $0.8 million.

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

8.     Pension Plan Funding and Costs (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

As disclosed in the 2001 Annual Report on Form 10-K, all of the Xcel Energy pension plans were fully funded and had no cash funding requirements as of Dec. 31, 2001. Investment performance on plan assets during 2002 has resulted in a deterioration of the funded status of the plans compared to 2001. Xcel Energy's pension plans, in the aggregate, were still fully funded as of Sept. 30, 2002 and, with minimal investment volatility for the rest of 2002, are expected to remain fully funded at year-end. Depending on final 2002 investment performance, some smaller plans within the group may be underfunded at Dec. 31, 2002.

However, no cash funding to any of Xcel Energy's pension plans was required for 2002 or is expected for 2003 under ERISA regulations. The level of discretionary funding allowed for 2003 and 2004, if made, would not have a material impact on pension costs. Plan investment performance in the past several years has increased Xcel Energy pension costs due to the difference between assumed asset returns reflected in actuarially determined costs, and actual return levels. Annual 2002 pension costs recognized will be approximately $6 million more than comparable 2001 levels. Xcel Energy currently expects that costs to be recognized in 2003 may increase by approximately $40 million in relation to 2002 levels due to the impacts of lower-than-expected asset returns over the past few years.

Depending on final 2002 pension plan investment performance, some of the smaller Xcel Energy plans may have to record a minimum pension liability at Dec. 31, 2002. Based on year-to-date 2002 investment performance, Xcel Energy is estimating that a minimum liability may occur (mainly at PSCo) and be in the range of $100 million to $150 million, with a corresponding reduction in shareholder's equity (other comprehensive income) for the unrealized loss on pension assets. Recording a minimum pension liability, if necessary, would have no impact on PSCo or Xcel Energy earnings.

9.     Segment Information (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Xcel Energy’s Utility Subsidiaries each have two reportable segments, Electric Utility and Gas Utility, with the exception of SPS, which has only an Electric Utility reportable segment. Trading operations are not a reportable segment; electric trading results (net of trading costs) are included in the Electric Utility segment.

(Thousands of dollars)

NSP-Minnesota

	Electric	Gas	All	Consolidated
	Utility	Utility	Other	Total

Three months ended Sept. 30, 2002
Revenues from:
External customers	$713,946	$31,184	$6,836	$751,966
Internal customers	168	2	—	170

Total revenue	714,114	31,186	6,836	752,136
Segment net income	$79,906	$(5,181)	$8,267	$82,992
Sept. 30, 2001
Revenues from:
External customers	$765,421	$51,689	$9,408	$826,518
Internal customers	186	2	—	188

Total revenue	765,607	51,691	9,408	826,706
Segment net income (loss)	$80,381	$(4,201)	$(90)	$76,090

	Electric	Gas	All	Consolidated
	Utility	Utility	Other	Total

Nine months ended Sept. 30, 2002

Revenues from:
External customers	$1,816,593	$308,473	$18,800	$2,143,866
Internal customers	463	31	—	494

Total revenue	1,817,056	308,504	18,800	2,144,360
Segment net income	$146,606	$3,041	$8,802	$158,449

Sept. 30, 2001

Revenues from:
External customers	$2,033,549	$497,215	$36,552	$2,567,316
Internal customers	532	146	—	678

Total revenue	2,034,081	497,361	36,552	2,567,994
Segment net income (loss)	$161,171	$13,833	$(341)	$174,663

NSP-Wisconsin

	Electric	Gas	All	Consolidated
	Utility	Utility	Other	Total

Three months ended Sept. 30, 2002

Revenues from:
External customers	$121,539	$8,213	$541	$130,293
Internal customers	39	(100)	—	(61)

Total revenue	121,578	8,113	541	130,232
Segment net income	$11,589	$865	$42	$12,496

Sept. 30, 2001

Revenues from:
External customers	$122,862	$8,566	$125	$131,553
Internal customers	35	523	—	558

Total revenue	122,897	9,089	125	132,111
Segment net income (loss)	$10,643	$(2,016)	$—	$8,627

Nine months ended Sept. 30, 2002

Revenues from:
External customers	$348,564	$66,752	$652	$415,968
Internal customers	125	600	—	725

Total revenue	348,689	67,352	652	416,693
Segment net income	$36,916	$5,873	$76	$42,865

Sept. 30, 2001

Revenues from:
External customers	$340,604	$95,200	$336	$436,140
Internal customers	128	1,415	—	1,543

Total revenue	340,732	96,615	336	437,683
Segment net income	$22,172	$2,961	$—	$25,133

PSCo

	Electric	Gas	All	Consolidated
	Utility	Utility	Other	Total

Three months ended Sept. 30, 2002

Revenues from:
External customers	$500,087	$89,425	$4,535	$594,047
Internal customers	74	5	—	79

Total revenue	500,161	89,430	4,535	594,126
Segment net income	$48,644	$10,401	$7,922	$66,967

Sept. 30, 2001

Revenues from:
External customers	$633,634	$153,300	$4,354	$791,288
Internal customers	31	557	—	588

Total revenue	633,665	153,857	4,354	791,876
Segment net income	$51,951	$5,868	$9,148	$47,947

Nine months ended	Electric	Gas	All	Consolidated
Sept. 30, 2002	Utility	Utility	Other	Total

Revenues from:
External customers	$1,387,179	$521,826	$17,513	$1,926,518
Internal customers	194	32	—	226

Total revenue	1,387,373	521,858	17,513	1,926,744
Segment net income	$140,208	$37,176	$18,636	$196,020

Sept. 30, 2001

Revenues from:
External customers	$1,863,509	$984,711	$23,422	$2,871,642
Internal customers	97	1,680	—	1,777

Total revenue	1,863,606	986,391	23,422	2,873,419
Segment net income	$171,835	$27,503	$22,300	$221,638

SPS

SPS operates in the regulated electric utility industry, providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers were $291.9 million and $387.2 million for the three months ended Sept. 30, 2002 and 2001, respectively. Revenues from external customers were $770.5 million and $1,088.2 million for the nine months ended Sept. 30, 2002 and 2001, respectively.

10.     Comprehensive Income (NSP-Minnesota, NSP-Wisconsin, PSCo, SPS)

NSP-Minnesota

The components of total comprehensive income are shown below:

	Three months ended		Nine months ended
(Thousands of dollars)	Sept. 30,		Sept. 30,

	2002	2001	2002	2001

Net income	$82,992	$76,090	$158,449	$174,663
Other comprehensive loss:
After-tax net unrealized losses on derivatives accounted for as hedges (see Note 7)	(575)	—	—	—
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 7)	217	—	(120)	—
Unrealized loss on marketable securities	(6)	—	(11)	—

Other comprehensive loss	(364)	—	(131)	—

Comprehensive income	$82,628	$76,090	$158,318	$174,663

The accumulated comprehensive income in stockholder’s equity at Sept. 30, 2002, relates to valuation adjustments on derivative financial instruments and hedging activities and the mark-to-market components of our marketable securities.

NSP-Wisconsin

For NSP-Wisconsin, comprehensive income equals net income for the quarter and nine months ended Sept. 30, 2002 and 2001.

PSCo

The components of total comprehensive income are shown below:

	Three months ended		Nine months ended
(Thousands of dollars)	Sept. 30,		Sept. 30,

	2002	2001	2002	2001

Net income	$66,967	$47,947	$196,020	$221,638
Other comprehensive income: Cumulative effect of accounting change-net unrealized transition gain upon adoption of SFAS No. 133	—	—	—	1,649
After-tax net unrealized losses on derivatives accounted for as hedges (see Note 7)	(14,157)	(9,504)	(5,139)	(26,998)
After-tax net realized losses on derivative transactions reclassified into earnings (see Note 7)	14,766	10,429	9,771	26,176

Other comprehensive income	609	925	4,632	827

Comprehensive income	$67,576	$48,872	$200,652	$222,465

The accumulated comprehensive income in stockholder’s equity at Sept. 30, 2002 and 2001, relates to valuation adjustments on derivative financial instruments and hedging activities and the mark-to-market component of our marketable securities.

SPS

The components of total comprehensive income are shown below:

	Three months ended		Nine months ended
(Thousands of dollars)	Sept. 30		Sept. 30

	2002	2001	2002	2001

Net income	$31,741	$47,709	$59,918	$94,060
Other comprehensive (loss) income: Cumulative effect of accounting change-net unrealized transition loss upon adoption of SFAS No. 133	—	—	—	(2,626)
After-tax net unrealized (losses) gains on derivatives accounted for as hedges (see Note 7)	(435)	184	450	(2,239)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings (see Note 7)	(422)	162	(303)	406

Other comprehensive (loss) income	(857)	346	147	(4,459)

Comprehensive income	$30,884	$48,055	$60,065	$89,601

The accumulated comprehensive loss in stockholder’s equity at Sept. 30, 2002 and 2001, relates to valuation adjustments on derivative financial instruments and hedging activities.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•	general economic conditions, including their impact on capital expenditures and the ability of Xcel Energy’s Utility Subsidiaries to obtain financing on favorable terms;

•	business conditions in the energy industry;

•	competitive factors, including the extent and timing of the entry of additional competition in the markets served by the Utility Subsidiaries of Xcel Energy;

•	unusual weather;

•	state and federal legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and gas markets;

•	risks associated with the California and other western power markets; and

•	the other risk factors listed from time to time by the Utility Subsidiaries of Xcel Energy in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this Report on Form 10-Q for the quarter ended Sept. 30, 2002.

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

Pending Accounting Changes

SFAS No. 143 — In 2001, the Financial Accounting Standards Board issued SFAS No. 143 — “Accounting for Asset Retirement Obligations.” This statement will require NSP-Minnesota to record its future nuclear plant decommissioning obligations as a liability at fair value with a corresponding increase to the carrying value of the related long-lived asset. The liability will be increased to its present value each period, and the capitalized cost will be depreciated over the useful life of the related long-lived asset. If at the end of the asset’s life the recorded liability differs from the actual obligations paid, SFAS No. 143 requires that a gain or loss be recognized at that time. However, rate-regulated entities may recognize a regulatory asset or liability instead, if the criteria for such treatment are met.

NSP-Minnesota currently follows industry practice by ratably accruing the costs for decommissioning over the approved cost recovery period and including the accruals in accumulated depreciation. At Dec. 31, 2001, NSP-Minnesota recorded and recovered in rates $623 million of decommissioning obligations and had estimated discounted decommissioning cost obligations to be $878 million as of that date.

In current estimates for adoption of the standard on Jan. 1, 2003, the initial value of the liability, including cumulative interest expense through that date, would be approximately $506 million. The decrease in the estimated obligation is due to refinements of assumptions in the SFAS No. 143 calculation, including a higher discount rate and changes in the projected timing and costs for decommissioning (as filed with the MPUC in October 2002). Upon adoption, the capitalized asset would be $49 million, before offset by accumulated depreciation of $35 million. The resulting cumulative effect adjustment for unrecognized depreciation and accretion under the new standard would be approximately $8 million. Management expects that the transition amount would be recoverable in rates and, therefore, would recognize an additional regulatory asset or liability upon adoption of SFAS No. 143 rather than incur a cumulative effect charge against earnings.

SFAS No. 143 also addresses accrued plant removal costs for a limited number of generation, transmission and distribution facilities for the Utility Subsidiaries. When identifiable, SFAS No. 143 requires certain removal costs be reclassified from accumulated depreciation to regulatory liabilities when these costs are recoverable in rates. However, the costs are not currently identifiable for the Utility Subsidiaries and the reclassification under SFAS No. 143 may not be practicable.

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

EITF Nos. 02-03 and 98-10 — See Note 1 regarding pending changes related to trading operations and the rescission of EITF 98-10 provisions in 2003.

NRG Credit Impacts on Liquidity and Capital Resources of Utility Subsidiaries

Capital Sources — Short-Term Funding Sources — Since the fourth quarter of 2001, various rating agencies have downgraded credit ratings for Xcel Energy and its subsidiaries, including NRG Energy Inc. (NRG). While NRG’s liquidity and capital requirements have been the focus of the agencies’ concerns, there have been secondary impacts on the credit ratings and capital market access of Xcel Energy’s Utility Subsidiaries. These have not been passed on to ratepayers.

Short-term borrowings as a source of short-term funding is affected by access to reasonably priced capital markets. This access is dependent in part on credit agency reviews. In the past year, credit ratings for Xcel Energy’s Utility Subsidiaries have been adversely affected by NRG’s credit contingencies, despite what management believes is a reasonable separation of NRG’s operations and credit risk from Xcel Energy’s utility operations and financing activities. As of Sept. 30, 2002, the following represents the credit ratings assigned to the Utility Subsidiaries:

Company	Credit Type	Moody's *	Standard & Poor's	Fitch*

NSP-Minnesota NSP-Minnesota NSP-Minnesota NSP-Wisconsin NSP-Wisconsin PSCo PSCo PSCo SPS SPS	Senior Unsecured Debt Senior Secured Debt Commercial Paper Senior Unsecured Debt Senior Secured Debt Senior Unsecured Debt Senior Secured Debt Commercial Paper Senior Unsecured Debt Commercial Paper	Baa1 A3 P2 Baa1 A3 Baa2 Baa1 P2 Baa1 P2	BBB- BBB+ A3 BBB BBB+ BBB- BBB+ A3 BBB A3	BBB BBB+ F2 BBB BBB+ BBB BBB+ F2 BBB F2

*	Negative credit watch/negative outlook

In June 2002, the access of Xcel Energy’s Utility Subsidiaries to commercial paper markets was reduced due to lowered credit ratings (shown above). Management believes these credit ratings are unduly low given the separation of NRG’s operations and credit risk from Xcel Energy’s utility operations and financing activities. However, until the ratings are raised, Xcel Energy’s Utility Subsidiaries continue to seek sources of financing (both short- and long-term) other than commercial paper. Xcel Energy’s Utility Subsidiaries used cash or existing credit facilities to repay outstanding commercial paper obligations in July 2002. As of Sept. 30, 2002, Xcel Energy’s Utility Subsidiaries had access to cash (including available capacity under existing credit lines) as follows: $609 million at NSP-Minnesota; $553 million at PSCo; $328 million at SPS and $15 million at NSP-Wisconsin.

On Aug. 15, 2002 NSP-Minnesota obtained an amended and restated credit facility that replaced its $300 million, 364 day fully drawn credit facility. This credit line is structured as a senior revolving facility and is secured by a new series of bonds issued under its First Mortgage Trust Indenture. The new bonds are secured equally with all other bonds outstanding under the Trust Agreement.

In September 2002, PSCo issued and delivered $530 million of first collateral trust bonds to a certain bank to secure its payment obligations under its $530 million, 364 day credit facility.

Capital Requirements — Dividends

The board of directors of Xcel Energy’s Utility Subsidiaries regularly reviews the respective dividend policies of the Utility Subsidiaries. Xcel Energy’s goal is to match future earnings growth with future dividend growth. Future changes to the dividend levels of Xcel Energy’s Utility Subsidiaries are subject to the evaluation and recommendation of the board of directors based on financial performance, cash requirements, and other factors to be considered.

NSP-MINNESOTA’S MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

NSP-Minnesota’s net income was approximately $158.4 million for the first nine months of 2002, compared with approximately $174.7 million for the first nine months of 2001. Most of the decrease is due to an unusual income item in 2001 related to conservation cost recovery.

Conservation Incentive Recovery

Operating income and income before income taxes in the first nine months of 2001 were increased by $41 million (before tax) due to the reversal of a MPUC decision.

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

On June 28, 2001, the MPUC approved the plan and issued an order to that effect shortly thereafter. As a result, the previously recorded liabilities of approximately $41 million (including carrying charges) for potential refunds to customers were no longer required. The plan approved by the MPUC increased revenue by approximately $34 million and increased allowance for funds used during construction by approximately $7 million for the second quarter of 2001.

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

Some electric commodity trading activity, after being initially recorded at NSP-Minnesota and PSCo, is redistributed to NSP-Minnesota, PSCo and SPS pursuant to the Joint Operating Agreement (JOA) approved by the FERC. Trading revenue and costs do not include the revenue and production costs associated with energy produced from NSP-Minnesota’s generation assets or energy and capacity purchased to serve native load. Margins from these generating assets for utility operations (excluding sales to retail and municipal customers) are included in short-term wholesale amounts, detailed below. The following table details electric utility, short-term wholesale and electric commodity trading revenue and margin:

			Electric
	Electric	Short-term	Commodity	Consolidated
(Millions of dollars)	Utility	Wholesale	Trading	Total

Nine months ended Sept. 30, 2002
Electric utility revenue	$1,748	$71	$—	$1,819
Electric fuel and purchased power-utility	(566)	(47)	—	(613)
Electric trading revenue-gross	—	—	24	24
Electric trading costs	—	—	(26)	(26)

Gross margin before operating expenses	$1,182	$24	$(2)	$1,204

Margin as a percentage of revenue	67.6%	33.8%	(8.3)%	65.3%
Nine months ended Sept. 30, 2001
Electric utility revenue	$1,906	$128	$—	$2,034
Electric fuel and purchased power-utility	(713)	(94)	—	(807)
Electric trading revenue-gross	—	—	—	—
Electric trading costs	—	—	—	—

Gross margin before operating expenses	$1,193	$34	$—	$1,227

Margin as a percentage of revenue	62.6%	26.6%	—	60.3%

Electric utility revenues decreased by $158 million, or 8.3 percent, in the first nine months of 2002, compared with the same period in 2001. This decrease is due largely to lower purchased power costs recovered through electric rates and the recovery of conservation incentives in 2001. Electric utility margins decreased by $11 million, or 0.9 percent, in the first nine months of 2002 when compared with 2001. The decrease in margins largely reflects lower shared trading margins recorded through the JOA and the recovery of conservation incentives in 2001. As discussed previously, the reversal of the MPUC decision to deny NSP-Minnesota recovery of conservation incentives increased retail revenue and margin by $34 million in the first nine months of 2001. These decreases in revenues and margin were partially offset by sales growth and lower property tax refund accruals. The margin decreases were further offset by lower capacity costs in 2002.

Short-term wholesale margins decreased in the first nine months of 2002, compared with the first nine months of 2001, due to lower power pool prices and other market conditions.

Gas Utility Margins

The following table details the change in gas revenue and margin. The cost of gas tends to vary with changing sales requirements and unit cost of gas purchases. However, due to purchased gas cost recovery mechanisms for retail customers, fluctuations in the cost of gas have little effect on gas margin.

	Nine months ended Sept. 30,

(Millions of dollars)	2002	2001

Gas revenue	$309	$497
Cost of gas sold and transported	(210)	(393)

Gas utility margin	$99	$104

Gas revenue decreased by approximately $188 million, or 37.8 percent, in the first nine months of 2002, compared with the same period in 2001, primarily due to decreases in the cost of natural gas, which are largely passed on to customers and recovered through various rate adjustment clauses. Gas margin for the first nine months of 2002 decreased by $5 million, or 4.8 percent, compared with the first nine months of 2001, primarily due to less favorable weather and lower margins from transportation services. These decreases were partially offset by retail sales growth.

Other Revenue

Other revenue decreased in 2002 compared to 2001 due to the transfer of certain refuse-derived fuel operations to NRG.

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expense decreased by approximately $22.0 million, or 3.5 percent, for the first nine months of 2002, compared with the first nine months of 2001. The decreased costs reflect lower incentive compensation and employee benefit costs as well as lower staffing levels by corporate areas, partially offset by higher property insurance premiums.

Depreciation and Amortization Expense increased by approximately $13.1 million, or 5.3 percent, for the first nine months of 2002, compared with the first nine months of 2001, primarily due to capital additions to utility plant.

As discussed in Note 2 to the Financial Statements, during the fourth quarter of 2001 NSP-Minnesota expensed pretax special charges for planned staff consolidation costs. In the first quarter of 2002, additional pretax special charges of $4.3 million were expensed for the final costs of staff consolidations. The charges related to NSP-Minnesota’s allocation of severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy.

Other Income (Expense) — net increased by $15.7 million, due primarily to a gain on the sale of property by a subsidiary of NSP-Minnesota, First Midwest Auto Park, in March 2002. In addition, there was increased interest income due to a Minnesota income tax settlement and higher Allowance for Funds Used During Construction from the reversal of the MPUC decision related to recovery of conservation incentives discussed previously.

Interest charges and financing costs were approximately the same for the first nine months of 2002, compared with the first nine months of 2001.

Income taxes declined in 2002 due to lower pretax income levels. Effective tax rates were approximately the same in both periods.

NSP-WISCONSIN’S MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $42.9 million for the first nine months of 2002, compared with $25.1 million for the first nine months of 2001. Most of the increase is due to lower fuel and purchased power costs.

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

	Nine months ended Sept. 30,

(Millions of dollars)	2002	2001

Total electric utility revenue	$349	$341
Electric fuel and purchased power	(160)	(185)

Electric utility margin	$189	$156

Electric utility revenue increased by approximately $8 million, or 2.3 percent, in the first nine months of 2002, compared with the first nine months of 2001, primarily due to sales growth and higher fuel cost recovery through rates. Electric utility margin increased by approximately $33.4 million, or 21.2 percent, in the first nine months of 2002, compared with the first nine months of 2001. The increase is due to sales growth, higher fuel cost recovery through rates, and lower fuel and purchased power costs.

Gas Utility Margins

The following table details the change in gas revenue and margin. The cost of gas tends to vary with changing sales requirements and unit cost of gas purchases. However, due to purchase gas cost recovery mechanisms for retail customers, fluctuations in the cost of gas have little effect on gas margin.

	Nine months ended Sept. 30,

(Millions of dollars)	2002	2001

Gas revenue	$67	$96
Cost of gas purchased and transported	(47)	(76)

Gas utility margin	$20	$20

Gas revenue for the first nine months of 2002 decreased by approximately $29 million, or 30.2 percent, compared with the first nine months of 2001, primarily due to decreases in the cost of natural gas, which is largely recovered in Wisconsin through the purchased gas adjustment clause mechanism. Gas margin for the first nine months of 2002 was approximately the same as the first nine months of 2001.

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expense for the first nine months of 2002 decreased by $0.8 million, or 1.1 percent, compared with the first nine months of 2001, primarily due to lower incentive compensation and employee benefit costs, partially offset by higher property insurance premiums.

Depreciation and Amortization Expense increased by $2.3 million, or 7.6 percent, for the first nine months of 2002, compared with the first nine months of 2001, primarily due to capital additions to utility plant and remaining life changes to production plant and data processing equipment.

As discussed in Note 2 to the Financial Statements, during the fourth quarter of 2001, NSP-Wisconsin expensed pretax special charges for planned staff consolidation costs. In the first quarter of 2002, additional pretax special charges were expensed for the final costs of staff consolidations. The charges related to NSP-Wisconsin’s allocation of severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy.

Other Income (Expense) — net decreased by $0.6 million due primarily to lower Allowance for Funds Used During Construction (related to lower construction expenditures) and a write down to market value on office property located in downtown Eau Claire, Wisc. Partially offsetting these items were higher interest income on economic development investments.

Interest expense increased by $1.0 million, or 5.8 percent, for the first nine months of 2002, compared with the same period in 2001, due largely to regulatory amortization of an interest refund in 2001 that did not recur in 2002 and lower Allowance for Funds Used During Construction (related to lower construction expenditures).

Income taxes increased in 2002 due to higher pretax income levels. The effective rate was approximately the same in both periods.

PSCo’S MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

PSCo’s net income was approximately $196.0 million for the first nine months of 2002, compared with approximately $221.6 million for the first nine months of 2001. The decrease is largely due to lower margins from trading and wholesale sales.

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

Some electric commodity trading activity, after being initially recorded at PSCo and NSP-Minnesota, is redistributed to NSP-Minnesota, PSCo and SPS pursuant to the JOA approved by the FERC. Trading revenue and costs do not include the revenue and production costs associated with energy produced from PSCo’s generation assets or energy and capacity purchased to serve native load. Margins from these generating assets for utility operations are included in short-term wholesale amounts, discussed later. Trading margins reflect the impact of sharing certain trading margins under the ICA. Trading margins, as discussed in Note 1, are reported net in the statement of income. The following table details electric utility, short-term wholesale and electric trading revenue and margin.

			Electric
	Electric	Short-term	Commodity	Consolidated
(Millions of dollars)	Utility	Wholesale	Trading	Total

Nine months ended Sept. 30, 2002
Electric utility revenue	$1,331	$56	$—	$1,387
Electric fuel and purchased power-utility	(582)	(56)	—	(638)
Electric trading revenue-gross	—	—	1,327	1,327
Electric trading costs	—	—	(1,327)	(1,327)

Gross margin before operating expenses	$749	$—	$—	$749

Margin as a percentage of revenue	56.3%	—	—	27.6%
Nine months ended Sept. 30, 2001
Electric utility revenue	$1,283	$544	$—	$1,827
Electric fuel and purchased power-utility	(657)	(433)	—	(1,090)
Electric trading revenue-gross	—	—	1,036	1,036
Electric trading costs	—	—	(999)	(999)

Gross margin before operating expenses	$626	$111	$37	$774

Margin as a percentage of revenue	48.8%	20.4%	3.6%	27.0%

Electric utility revenue increased by $48 million, or 3.7 percent, in the first nine months of 2002, compared with the first nine months of 2001. Electric utility margin increased by approximately $123 million, or 19.6 percent, in the first nine months of 2002, compared with the first nine months of 2001. The higher electric margins reflect lower unrecovered costs, due in part to resetting the base-cost recovery factor through the ICA in January 2002. Electric revenues and margin also increased due to sales growth.

Short-term wholesale margins and electric commodity trading margins decreased substantially in the first nine months of 2002, compared with the first nine months of 2001. The decrease is due to lower power pool prices, lower capacity revenues and other market conditions.

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

	Nine months ended Sept. 30,

(Millions of dollars)	2002	2001

Gas revenue	$522	$986
Cost of gas purchased and transported	(294)	(762)

Gas utility margin	$228	$224

Gas revenue for the first nine months of 2002 decreased by approximately $464.5 million, or 47.1 percent, compared with the first nine months of 2001, largely due to lower gas costs recovered through rates. Gas margin for the first nine months of 2002 increased by approximately $4.3 million, or 1.9 percent, compared with the first nine months of 2001, primarily due to higher rates from a 2000 rate case, effective Feb. 1, 2001.

Non-Fuel Operating Expense and Other Items

Other Operation and Maintenance Expense decreased by approximately $2.9 million, or 0.9 percent, for the first nine months of 2002, compared with the first nine months of 2001. The change is primarily due to reduced bad debt reserves, lower incentive compensation and employee benefit costs as well as lower staffing levels by corporate areas, offset by higher generation maintenance overhaul costs and higher property insurance premiums.

Depreciation and Amortization Expense increased by approximately $14.8 million, or 8.4 percent, for the first nine months of 2002, compared with the first nine months of 2001, primarily due to increased amortization costs of software and increased depreciation resulting from capital additions to utility plant.

Taxes other than income taxes increased by approximately $8.1 million, or 15.1 percent, for the first nine months of 2002, compared with the first nine months of 2001, primarily due to an $8 million property tax refund received in 2001 for calendar year 2000.

Special charges decreased in 2002 compared to 2001 as discussed in Note 2. Charges in 2002 related to first quarter restaffing costs. The second quarter of 2001 included special charges related to a Colorado Supreme Court decision that resulted in a pretax write-off of $23 million of a regulatory asset related to deferred post employment benefit costs at PSCo.

Other Income (Expense) — net for the first nine months of 2001 included an $11 million pretax gain on the sale of the Boulder Hydro facility recorded in March 2001.

Income taxes declined in 2002 due to lower pretax income levels. Effective tax rates were approximately the same in both periods.

SPS’ MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SPS’ net income was approximately $59.9 million for the first nine months of 2002, compared with approximately $94.1 million for the first nine months of 2001. Most of the decrease is due to lower electric margins.

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

			Electric
	Electric	Short-term	Commodity	Consolidated
(Millions of dollars)	Utility	Wholesale	Trading	Total

Nine months ended Sept. 30, 2002
Electric utility revenue	$767	$4	$—	$771
Electric fuel and purchased power-utility	(411)	(4)	—	(415)
Electric trading revenue-gross	—	—	—	—
Electric trading costs	—	—	—	—

Gross margin before operating expenses	$356	$—	$—	$356

Margin as a percentage of revenue	46.4%	—	—	46.2%
Nine months ended Sept. 30, 2001
Electric utility revenue	$1,086	$2	$—	$1,088
Electric fuel and purchased power-utility	(678)	(1)	—	(679)
Electric trading revenue-gross	—	—	—	—
Electric trading costs	—	—	—	—

Gross margin before operating expenses	$408	$1	$—	$409

Margin as a percentage of revenue	37.6%	50.0%	—	37.6%

Electric revenue decreased by approximately $317 million, or 29.1 percent, for the first nine months of 2002, compared with the first nine months of 2001. Electric margin decreased by approximately $53 million, or 13 percent, for the first nine months of 2002, compared with the first nine months of 2001. Electric revenues decreased largely due to decreased recovery of fuel and purchased power costs driven by declining fuel costs in 2002. Electric revenue and margin also declined due to lower shared trading margins recorded through the JOA and lower capacity sales.

Non-Fuel Operating Expense and Other Costs

Other Operation and Maintenance Expense increased by approximately $16.4 million, or 12.7 percent, for the first nine months of 2002, compared with the first nine months of 2001. The change is largely due to higher plant maintenance costs and higher plant insurance premiums, partially offset by lower incentive compensation and employee benefit costs.

Depreciation and Amortization Expense increased by approximately $4.3 million, or 7 percent, for the first nine months of 2002, compared with the first nine months of 2001, primarily due to increased amortization costs of software and capital additions to utility plant.

Special charges were incurred in 2002, mainly due to a Texas regulatory recovery adjustment and also due to an allocation of utility operations restaffing costs, as discussed in Note 2.

Interest expense was approximately the same in both periods

Income taxes decreased in 2002 due to lower pretax income levels. Effective tax rates were approximately the same in both periods.

Item 4. CONTROLS AND PROCEDURES

Xcel Energy’s Utility Subsidiaries maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against the Utility Subsidiaries of Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 4 and 5 of the Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of NSP-Minnesota’s, NSP-Wisconsin’s, PSCo’s and SPS’ 2001 Form 10-K and Item I of Part II of their Form 10-Q for the quarter ended June 30, 2002, for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Utility Subsidiaries of Xcel Energy and there have been no notable changes in the previously reported proceedings, except as set forth below.

NSP-Minnesota

Light Rail Lawsuit — In February 2001, NSP-Minnesota filed a lawsuit in the federal district court in Minneapolis seeking reimbursement of costs for relocating electric utility lines to allow for construction of a light rail transit (LRT) line in downtown Minneapolis. In May 2001, the Minnesota Department of Transportation and the Metropolitan Council (Defendants) obtained a preliminary injunction requiring NSP-Minnesota to move certain facilities. NSP-Minnesota has complied with the preliminary injunction and utility line relocation has commenced. NSP-Minnesota is capitalizing its costs incurred as construction work in progress. In September 2002, the court granted Defendants' motions for summary judgment and dismissed NSP-Minnesota's claims. NSP-Minnesota reserves its right to appeal. In collateral matters regarding LRT construction, NSP-Minnesota commenced a mandamus action in state court seeking an order requiring Defendants to commence condemnation proceedings concerning an underground substation, access to which is blocked by LRT. In October 2002, the court dismissed NSP-Minnesota's petition. NSP-Minnesota also has commenced an action in state court alleging that LRT construction violates the Minnesota Environmental Rights Act and a separate action in federal district court alleging that the Federal Transit Administration’s failure to evaluate certain environmental effects of LRT violates the National Environmental Policy Act.

NSP-Wisconsin

Stray Voltage — On March 1, 2002, NSP-Wisconsin was served with a lawsuit commenced by James and Grace Gumz and Michael and Susan Gumz in Marathon County Circuit Court, Wisconsin, alleging that electricity supplied by NSP-Wisconsin harmed their dairy herd and caused them personal injury. The Gumz’s complaint alleges negligence, strict liability, nuisance, trespass, and statutory violations and seeks compensatory, punitive and treble damages. Plaintiffs allege compensatory damages of $1,691,940 and pre-verdict interest of $1,836,099 for total damages of $3,528,039. Trial has been set for March 2004.

On Nov. 13, 2001, Ralph Schmidt, Karline Schmidt, August C. Heeg Jr., and Joanne Heeg filed a complaint in Clark County, Wisconsin against a subsidiary of Xcel Energy. NSP-Wisconsin has been substituted as the proper party defendant, and plaintiffs will be amending their complaints to separate the Schmidt and Heeg claims into separate lawsuits. Both sets of plaintiffs allege that electricity provided by NSP-Wisconsin harmed their dairy herd resulting in decreased milk production, lost profits and income, property damage and injury to their dairy herd and seek compensatory, punitive, and treble damages. The Heeg plaintiffs allege compensatory damages of $1.9 million and pre-verdict interest of $6.1 million, for total damages of $8.0 million. The Schmidt plaintiffs allege compensatory damages of $1.0 million and pre-verdict interest of $1.2 million, for total damages of $2.2 million. No trial date has been set.

Estate of Dean E. Von Gunten v. Janice Streeter and Xcel Energy — On Sept. 20, 2002, the Estate of Dean Von Gunten filed suit in U.S. district Court, Western District of Michigan, against Janice Streeter and Xcel Energy. The complaint alleges that Ms. Streeter’s negligence in the operation of an Xcel Energy vehicle resulted in the death of plaintiff’s decedent, who was the driver of a snowmobile that collided with Xcel Energy’s vehicle. The complaint does not specify damages. Xcel Energy has answered the complaint, denying liability. Plaintiffs have agreed to substitute NSP Wisconsin as a defendant in place of Xcel Energy.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed with this report:

4.01	Supplemental Indenture dated Aug. 15, 2002, between PSCo and U.S. Bank Trust National Association, as trustee, creating $48,750,000 principal amount of First Mortgage Bonds, Collateral Series G, due 2019.
4.02	Supplemental Indenture dated as of Sept. 15, 2002, between PSCo and U.S. Bank Trust National Association, as trustee, creating $530,000,000 principal amount of First Mortgage Bonds, Collateral Series I, due 2003.
4.03	Supplemental Indenture dated as of Aug. 15, 2002, between PSCo and U.S. Bank Trust National Association, as trustee, creating $48,750,000 principal amount of First Collateral Trust Bonds, Series No. 7, due 2019.
4.04	Supplemental Indenture dated as of Sept. 15, 2002, between PSCo and U.S. Bank Trust National Association, as trustee, creating $530,000,000 principal amount of First Collateral Trust Bonds, Series No. 9, due 2003.
4.05	Supplemental Indenture dated as of June 1, 2002, between NSP-Minnesota and BNY Midwest Trust Company, as successor trustee, creating $308,000,000 principal amount of First Mortgage Bonds, Series due 2003.
4.06	Supplemental Indenture dated as of July 1, 2002, between NSP-Minnesota and BNY Midwest Trust Company, as successor trustee, creating $69,000,000 principal amount of First Mortgage Bonds, Pollution Control Series S.
4.07	Supplemental Indenture dated Sept. 1, 2002, between Public Service Company of Colorado and U.S. Bank Trust National Association, as Trustee, creating $600,000,000 principal amount of 7.875% First Collateral Trust Bonds, Series No. 8 due 2012. (Incorporated by reference to PSCo’s Current Report on Form 8-K, dated Sept. 18, 2002.)
4.08	Supplemental Indenture dated Sept. 18, 2002, between Public Service Company of Colorado and U.S. Bank Trust National Association, as Trustee, creating $600,000,000 principal amount of 7.875% First Mortgage Bonds, Series H due 2012. (Incorporated by reference to PSCo’s Current Report on Form 8-K, dated Sept. 18, 2002.)
4.09	Supplemental Indenture dated Aug. 1, 2002, between Northern States Power Company and BNY Midwest Trust Company, as Trustee, creating $450,000,000 principal amount of 8.00% First Mortgage Bonds, Series A due Aug. 28, 2012. (Incorporated by reference to NSP-Minnesota’s Current Report on Form 8-K, dated Aug. 22, 2002.)
99.01	Statement pursuant to Private Securities Litigation Reform Act.
99.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — NSP-Minnesota.
99.03	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — NSP-Wisconsin.
99.04	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — PSCo.
99.05	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — SPS.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed either during the three months ended Sept. 30, 2002, or between Sept. 30, 2002, and the date of this report:

NSP-Minnesota, NSP-Wisconsin, PSCo and SPS

July 1, 2002, (filed July 8, 2002) Item 5. Other Events. Re: PSCo receipt of Notice of Violation from the Environmental Protection Agency.

July 8, 2002, (filed July 10, 2002) Item 5 and 7. Other Events and Exhibits. Re: NSP-MN Underwriting Agreement.

July 16, 2002, (filed July 18, 2002) Item 5 and 7. Other Events and Exhibits. Re: NSP-MN Underwriting Agreement overallotment exercise.

July 25, 2002, (filed Aug. 1, 2002) Item 5 and 7. Other Events and Exhibits. Re: Rating Agency actions and other events.

Aug. 21, 2002, (filed Aug. 22, 2002) Item 5 and 7. Other Events and Exhibits. Re: Announcement of new chief financial officer.

Aug. 22, 2002, (filed Aug. 23, 2002) Item 5 and 7. Other Events and Exhibits. Re: NSP-MN Offering Memorandum for potential purchasers (private placement) of long-term debt.

Aug. 22, 2002, (filed Aug. 26, 2002) Item 5 and 7. Other Events and Exhibits. Re: NSP-MN Purchase Agreement with several purchasers (private placement) of debt securities.

Sept. 18, 2002 (filed Sept. 27, 2002) Item 5 and 7. Other Events and Exhibits. Re: PSCo Purchase Agreement with several purchasers (private placement) of debt securities.

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

Northern States Power Co. (a Minnesota corporation)

(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka Vice President and Controller

/s/ RICHARD C, KELLY

Richard C. Kelly Vice President and Chief Financial Officer

NORTHERN STATES POWER CO. (A MINNESOTA CORPORATION) CERTIFICATIONS

I, Wayne H. Brunetti, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northern States Power Co. (A Minnesota Corporation);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 14, 2002

/s/ WAYNE H. BRUNETTI

Wayne H. Brunetti Chairman, President and Chief Executive Officer

I, Richard C. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northern States Power Co. (A Minnesota Corporation);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 14, 2002

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

Northern States Power Co. (a Wisconsin corporation)

(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka Vice President and Controller

/s/ RICHARD C. KELLY

Richard C. Kelly Vice President and Chief Financial Officer

NORTHERN STATES POWER CO. (A WISCONSIN CORPORATION) CERTIFICATIONS

I, Wayne H. Brunetti, certify that:

5.	I have reviewed this quarterly report on Form 10-Q of Northern States Power Co. (A Wisconsin Corporation);

6.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

8.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

d)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

e)	evaluated in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

f)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 14, 2002

/s/ WAYNE H. BRUNETTI

Wayne H. Brunetti Chairman, President and Chief Executive Officer

I, Richard C. Kelly, certify that:

5.	I have reviewed this quarterly report on Form 10-Q of Northern States Power Co. (A Wisconsin Corporation);

6.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

7.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

8.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

6.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

c)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

d)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

7.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 14, 2002

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

Public Service Co. of Colorado

(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka Vice President and Controller

/s/ RICHARD C. KELLY

Richard C. Kelly Vice President and Chief Financial Officer

PUBLIC SERVICE CO. OF COLORADO CERTIFICATIONS

I, Wayne H. Brunetti, certify that:

9.	I have reviewed this quarterly report on Form 10-Q of Public Service Co. of Colorado;

10.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

11.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

12.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

g)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

h)	evaluated in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

i)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

7.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

e)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

f)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

8.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 14, 2002

/s/ WAYNE H. BRUNETTI

Wayne H. Brunetti Chairman, President and Chief Executive Officer

I, Richard C. Kelly, certify that:

9.	I have reviewed this quarterly report on Form 10-Q of Public Service Co. of Colorado;

10.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

11.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

12.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

7.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

e)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

f)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

8.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 14, 2002

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

Southwestern Public Service Co.

(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka Vice President and Controller

/s/ RICHARD C. KELLY

Richard C. Kelly Vice President and Chief Financial Officer

SOUTHWESTERN PUBLIC SERVICE CO. CERTIFICATIONS

I, Gary L. Gibson, certify that:

13.	I have reviewed this quarterly report on Form 10-Q of Southwestern Public Service Co;

14.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

15.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

16.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

j)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

k)	evaluated in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

l)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

8.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

g)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

h)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

9.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 14, 2002

/s/ GARY L. GIBSON

Gary L. Gibson President and Chairman

I, Richard C. Kelly, certify that:

13.	I have reviewed this quarterly report on Form 10-Q of Southwestern Public Service Co;

14.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

15.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

16.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

8.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

g)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

h)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

9.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: Nov. 14, 2002

/s/ RICHARD C. KELLY

Richard C. Kelly Vice President and Chief Financial Officer