Form 10-Q
period 2003-03-31
PUBLIC SERVICE CO OF COLORADO; NORTHERN STATES POWER CO /WI/; SOUTHWESTERN PUBLIC SERVICE CO; NORTHERN STATES POWER CO
filed 2003-05-15
CIK 81018, 72909, 92521, 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Exact name of registrant as specified in its charter, State or other jurisdiction of incorporation or organization, Address of
Commission	principal executive offices and Registrant's Telephone Number,	IRS Employer
File Number	including area code	Identification No.

001-31387	NORTHERN STATES POWER COMPANY (a Minnesota Corporation) 414 Nicollet Mall, Minneapolis, Minn. 55401 Telephone (612) 330-5500	41-1967505

001-3140	NORTHERN STATES POWER COMPANY (a Wisconsin Corporation) 1414 W. Hamilton Ave., Eau Claire, Wis. 54701 Telephone (715) 839-2625	39-0508315

001-3280	PUBLIC SERVICE COMPANY OF COLORADO (a Colorado Corporation) 1225 17th Street, Denver, Colo. 80202 Telephone (303) 571-7511	84-0296600

001-3789	SOUTHWESTERN PUBLIC SERVICE COMPANY (a New Mexico Corporation) Tyler at Sixth, Amarillo, Texas 79101 Telephone (303) 571-7511	75-0575400

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Northern States Power Co. (a Minnesota corporation), Northern States Power Co. (a Wisconsin corporation), Public Service Co. of Colorado and Southwestern Public Service Co. meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Northern States Power Co. (a Minnesota Corporation)	Common Stock, $0.01 par value	1,000,000 Shares
Northern States Power Co. (a Wisconsin Corporation)	Common Stock, $100 par value	933,000 Shares
Public Service Co. of Colorado	Common Stock, $0.01 par value	100 Shares
Southwestern Public Service Co.	Common Stock, $1 par value	100 Shares

PART 1. FINANCIAL INFORMATION
Item 1. Consolidated Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 4. CONTROLS AND PROCEDURES
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
EX-4.01 Supplemental Indenture
EX-4.02 Supplemental Indenture
EX-99.01 Statement Pursuant to Private Securities
EX-99.02 Certification Pursuant to 18 USC Sec.1350
EX-99.03 Certification Pursuant to 18 USC Sec.1350
EX-99.04 Certification Pursuant to 18 USC Sec.1350
EX-99.05 Certification Pursuant to 18 USC Sec.1350

	PART I — FINANCIAL INFORMATION
Item l.	Financial Statements	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
	PART II — OTHER INFORMATION
Item 1.	Legal Proceedings	29
Item 6.	Exhibits and Reports on Form 8-K	30

This combined Form 10-Q is separately filed by Northern States Power Co., a Minnesota corporation (NSP-Minnesota), Northern States Power Co., a Wisconsin corporation (NSP-Wisconsin), Public Service Co. of Colorado (PSCo) and Southwestern Public Service Co. (SPS). NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are all wholly owned subsidiaries of Xcel Energy Inc. (Xcel Energy). Xcel Energy is a registered holding company under the Public Utility Holding Company Act (PUHCA). Additional information on Xcel Energy is available on various filings with the SEC.

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

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31

	2003	2002

Operating revenues:
Electric utility	$586,911	$537,882
Electric trading margin	1,400	3,100
Natural gas utility	333,250	187,536
Other	6,194	6,733

Total operating revenues	927,755	735,251
Operating expenses:
Electric fuel and purchased power	208,990	184,445
Cost of natural gas sold and transported	268,692	128,488
Other operating and maintenance expenses	211,610	221,874
Depreciation and amortization	91,202	85,432
Taxes (other than income taxes)	44,346	43,318
Special charges (see Note 2)	—	4,324

Total operating expenses	824,840	667,881

Operating income	102,915	67,370
Other income (expense):
Interest income	1,900	1,469
Other nonoperating income	2,600	8,287
Nonoperating expense	(1,480)	(1,092)

Total other income (expense)	3,020	8,664
Interest charges and financing costs:
Interest charges — net of amounts capitalized, includes other financing costs of $1,734 and $1,159, respectively	31,974	17,575
Distributions on redeemable preferred securities of subsidiary trust	3,938	3,938

Total interest charges and financing costs	35,912	21,513

Income before income taxes	70,023	54,521
Income taxes	25,572	21,488

Net income	$44,451	$33,033

See disclosures regarding NSP-Minnesota in the Notes to Consolidated Financial Statements

NSP-MINNESOTA
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31

	2003	2002

Operating activities:
Net income	$44,451	$33,033
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	93,533	87,361
Nuclear fuel amortization	11,791	12,037
Deferred income taxes	(10,395)	(20,277)
Amortization of investment tax credits	(1,841)	(2,212)
Allowance for equity funds used during construction	(2,009)	(1,488)
Gain on sale of property	—	(6,785)
Change in accounts receivable	(54,250)	(18,015)
Change in inventories	25,375	10,500
Change in other current assets	(14,683)	15,946
Change in accounts payable	7,997	(14,261)
Change in other current liabilities	3,775	56,573
Change in other noncurrent assets	1,261	(14,688)
Change in other noncurrent liabilities	14,217	24,854

Net cash provided by operating activities	119,222	162,578
Investing activities:
Capital/construction expenditures	(90,564)	(88,010)
Proceeds from sale of property	—	11,152
Allowance for equity funds used during construction	2,009	1,488
Investments in external decommissioning fund	(8,406)	(14,259)
Other investments — net	(1,638)	(963)

Net cash used in investing activities	(98,599)	(90,592)
Financing activities:
Short-term borrowings — net	(2)	(5,142)
Repayment of long-term debt, including reacquisition premiums	(107,790)	(278)
Dividends paid to parent	(52,280)	(44,332)

Net cash used in financing activities	(160,072)	(49,752)
Net (decrease) increase in cash and cash equivalents	(139,449)	22,234
Cash and cash equivalents at beginning of year	310,338	17,169

Cash and cash equivalents at end of year	$170,889	$39,403

See disclosures regarding NSP-Minnesota in the Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31	Dec. 31
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$170,889	$310,338
Restricted cash	23,000	23,000
Accounts receivable — net of allowance for bad debts: $5,777 and $5,812, respectively	294,087	231,996
Accounts receivable from affiliates	16,932	24,773
Accrued unbilled revenues	131,166	109,435
Materials and supplies inventories — at average cost	105,972	106,037
Fuel inventory — at average cost	29,589	34,875
Natural gas inventory — at average cost	4,361	24,385
Derivative instrument valuation — at market	5,482	3,831
Prepayments and other	22,300	34,234

Total current assets	803,778	902,904

Property, plant and equipment, at cost:
Electric utility plant	7,012,661	6,855,807
Natural gas utility plant	720,989	716,844
Construction work in progress	354,736	313,931
Other	385,322	384,214

Total property, plant and equipment	8,473,708	8,270,796
Less accumulated depreciation	(4,167,217)	(4,624,988)
Nuclear fuel — net of accumulated amortization: $1,070,322 and $1,058,531, respectively	85,567	74,139

Net property, plant and equipment	4,392,058	3,719,947

Other assets:
Nuclear decommissioning fund investments	617,650	617,048
Other investments	23,896	22,730
Regulatory assets	396,700	212,539
Prepaid pension asset	276,383	263,713
Other	64,500	72,144

Total other assets	1,379,129	1,188,174

Total assets	$6,574,965	$5,811,025

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$118,715	$226,462
Short-term debt	67	69
Accounts payable	230,079	198,889
Accounts payable to affiliates	43,673	66,866
Taxes accrued	214,000	210,041
Accrued interest	27,271	44,167
Dividends payable to parent	53,569	52,280
Derivative instrument valuation — at market	4,791	3,958
Other	57,526	39,297

Total current liabilities	749,691	842,029

Deferred credits and other liabilities:
Deferred income taxes	684,304	700,966
Deferred investment tax credits	72,603	74,577
Regulatory liabilities	490,337	486,035
Asset retirement obligations (see Note 1)	875,937	—
Benefit obligations and other	140,075	136,452

Total deferred credits and other liabilities	2,263,256	1,398,030

Long-term debt	1,570,112	1,569,938
Mandatorily redeemable preferred securities of subsidiary trust	200,000	200,000
Common stock — authorized 5,000,000 shares of $0.01 par value, outstanding 1,000,000 shares	10	10
Premium on common stock	813,869	813,869
Retained earnings	978,041	987,158
Accumulated other comprehensive (loss) income	(14)	(9)

Total common stockholder’s equity	1,791,906	1,801,028
Commitments and contingencies (see Note 4)

Total liabilities and equity	$6,574,965	$5,811,025

See disclosures regarding NSP-Minnesota in the Notes to Consolidated Financial Statements

NSP-WISCONSIN
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31

	2003	2002

Operating revenues:
Electric utility	$120,526	$116,922
Natural gas utility	64,433	40,394
Other	87	86

Total operating revenues	185,046	157,402
Operating expenses:
Electric fuel and purchased power	55,463	54,531
Cost of natural gas sold and transported	50,656	29,234
Other operating and maintenance expenses	24,438	23,588
Depreciation and amortization	11,334	10,755
Taxes (other than income taxes)	4,227	4,100
Special charges (see Note 2)	—	512

Total operating expenses	146,118	122,720
Operating income	38,928	34,682
Other income (expense):
Interest income	161	697
Other nonoperating income	262	181
Nonoperating expense	(102)	(56)

Total other income (expense)	321	822
Interest charges — net of amounts capitalized; includes other financing costs of $224 and $224, respectively	5,731	5,833

Income before income taxes	33,518	29,671
Income taxes	13,664	11,720

Net income	$19,854	$17,951

See disclosures regarding NSP-Wisconsin in the Notes to Consolidated Financial Statements

NSP-WISCONSIN
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31

	2003	2002

Operating activities:
Net income	$19,854	$17,951
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,591	11,060
Deferred income taxes	668	155
Amortization of investment tax credits	(198)	(202)
Allowance for equity funds used during construction	(207)	(184)
Undistributed equity in earnings of unconsolidated affiliates	(2)	(62)
Change in accounts receivable	(7,657)	(15,218)
Change in inventories	3,950	4,101
Change in other current assets	4,483	9,469
Change in accounts payable	1,968	6,800
Change in other current liabilities	16,532	14,288
Change in other assets	(834)	(3,387)
Change in other liabilities	(675)	(330)

Net cash provided by operating activities	49,473	44,441
Investing activities:
Capital/construction expenditures	(9,155)	(8,037)
Allowance for equity funds used during construction	207	184
Other investments — net	(10)	(81)

Net cash used in investing activities	(8,958)	(7,934)
Financing activities:
Short-term borrowings from affiliate — net	(6,880)	(25,500)
Dividends paid to parent	(12,260)	(11,006)

Net cash used in financing activities	(19,140)	(36,506)

Net increase in cash and cash equivalents	21,375	1
Cash and cash equivalents at beginning of period	98	30

Cash and cash equivalents at end of period	$21,473	$31

See disclosures regarding NSP-Wisconsin in the Notes to Consolidated Financial Statements

NSP-WISCONSIN
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31	Dec. 31
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$21,473	$98
Accounts receivable — net of allowance for bad debts: $835 and $1,373, respectively	55,354	47,890
Accounts receivable from affiliates	1,653	1,460
Accrued unbilled revenues	22,112	20,074
Materials and supplies inventories — at average cost	5,941	5,994
Fuel inventory — at average cost	5,340	6,006
Natural gas inventory — at average cost	1,032	4,263
Current deferred income taxes	6,751	—
Prepaid taxes	10,496	13,735
Prepayments and other	1,234	1,681

Total current assets	131,386	101,201

Property, plant and equipment, at cost:
Electric utility plant	1,171,169	1,161,901
Natural gas utility plant	133,064	131,969
Construction work in progress	20,144	18,305
Other	92,825	95,631

Total property, plant and equipment	1,417,202	1,407,806
Less accumulated depreciation	(603,757)	(592,187)

Net property, plant and equipment	813,445	815,619

Other assets:
Other investments	9,829	9,817
Regulatory assets	47,288	48,112
Prepaid pension asset	40,446	38,557
Other	7,106	7,577

Total other assets	104,669	104,063

Total assets	$1,049,500	$1,020,883

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,034	$40,034
Short-term debt — notes payable to affiliate	—	6,880
Accounts payable	27,780	23,535
Accounts payable to affiliates	4,559	6,836
Dividends payable to parent	12,455	12,260
Other	36,757	20,225

Total current liabilities	121,585	109,770

Deferred credits and other liabilities:
Deferred income taxes	156,725	146,471
Deferred investment tax credits	14,622	14,820
Regulatory liabilities	11,891	11,950
Benefit obligations and other	45,412	46,026

Total deferred credits and other liabilities	228,650	219,267

Long-term debt	273,129	273,108
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Premium on common stock	62,981	62,981
Retained earnings	269,855	262,457

Total common stockholder’s equity	426,136	418,738
Commitments and contingent liabilities (see Note 4)

Total liabilities and equity	$1,049,500	$1,020,883

See disclosures regarding NSP-Wisconsin in the Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands of dollars)

	Three Months ended March 31,

	2003	2002

Operating revenues:
Electric utility	$494,489	$437,649
Electric trading margin	(2,051)	(3,599)
Natural gas utility	256,677	316,865
Steam and other	6,648	7,765

Total operating revenues	755,763	758,680
Operating expenses:
Electric fuel and purchased power	255,795	209,168
Cost of natural gas sold and transported	154,907	210,844
Cost of sales — steam and other	3,698	1,525
Other operating and maintenance expenses	114,768	117,318
Depreciation and amortization	58,643	64,564
Taxes (other than income taxes)	20,181	22,272
Special charges (see Note 2)	—	131

Total operating expenses	607,992	625,822

Operating income	147,771	132,858
Other income (expense):
Interest income	441	96
Other nonoperating income	1,562	1,279
Nonoperating expenses	(3,204)	(2,467)

Total other income (expense)	(1,201)	(1,092)

Interest charges and financing costs:
Interest charges — net of amounts capitalized, includes other financing costs of $1,716 and $869, respectively	35,917	27,655
Distributions on redeemable preferred securities of subsidiary trust	3,686	3,800

Total interest charges and financing costs	39,603	31,455

Income before income taxes and extraordinary item	106,967	100,311
Income taxes	36,880	33,620

Net income	$70,087	$66,691

See disclosures regarding PSCo in the Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of dollars)

	Three Months Ended March 31,

	2003	2002

Operating activities:
Net income	$70,087	$66,691
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	61,509	65,434
Deferred income taxes	52,061	11,395
Amortization of investment tax credits	(1,833)	(1,022)
Allowance for equity funds used during construction	(269)	2
Change in accounts receivable	(40,948)	(44,791)
Change in unbilled revenue	83,157	23,702
Change in recoverable natural gas and electric costs	(93,100)	(42,445)
Change in inventories	47,954	38,459
Change in other current assets	(8,054)	(9,103)
Change in accounts payable	(61,476)	(55,463)
Change in other current liabilities	45,668	83,789
Change in other assets	2,302	(17,327)
Change in other liabilities	7,863	13,627

Net cash provided by operating activities	164,921	132,948
Investing activities:
Capital/construction expenditures	(78,694)	(86,162)
Proceeds from disposition of property, plant and equipment	1,371	6,363
Allowance for equity funds used during construction	269	(2)
Other investments — net	(313)	1,769

Net cash used in investing activities	(77,367)	(78,032)
Financing activities:
Short-term borrowings — net	(88,537)	(46,159)
Proceeds from issuance of long-term debt	247,277	—
Repayment of long-term debt, including reacquisition premiums	(2,012)	(568)
Capital contributions from parent	—	50,000
Dividends paid to parent	(60,550)	(53,387)

Net cash provided by (used in) financing activities	96,178	(50,114)

Net increase in cash and cash equivalents	183,732	4,802
Cash and cash equivalents at beginning of period	25,924	22,666

Cash and cash equivalents at end of period	$209,656	$27,468

See disclosures regarding PSCo in the Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of dollars)

	March 31,	Dec. 31,
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$209,656	$25,924
Accounts receivable — net of allowance for bad debts: $14,215 and $13,685, respectively	209,410	165,743
Accounts receivable from affiliates	16,689	19,407
Accrued unbilled revenues	120,812	203,969
Recoverable purchased natural gas and electric energy costs	128,518	23,131
Materials and supplies inventories — at average cost	49,153	49,579
Fuel inventory — at average cost	23,205	25,366
Natural gas inventories — replacement cost in excess of LIFO: $31,985 and $20,502, respectively	40,312	85,679
Derivative instruments valuation — at market	5,178	2,735
Prepayments and other	21,311	13,257

Total current assets	824,244	614,790

Property, plant and equipment, at cost:
Electric utility plant	5,393,620	5,345,464
Natural gas utility plant	1,511,331	1,494,017
Construction work in progress	481,633	456,800
Other	626,101	624,764

Total property, plant and equipment	8,012,685	7,921,045
Less accumulated depreciation	(2,951,835)	(2,896,978)

Net property, plant and equipment	5,060,850	5,024,067

Other assets:
Other investments	8,317	12,319
Regulatory assets	219,846	238,600
Other	39,434	35,150

Total other assets	267,597	286,069

Total assets	$6,152,691	$5,924,926

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$427,106	$282,097
Short-term debt	—	88,074
Note payable to affiliate	14,679	15,142
Accounts payable	263,940	318,005
Accounts payable to affiliates	32,968	40,449
Taxes accrued	65,888	47,363
Dividends payable to parent	58,846	60,550
Derivative instruments valuation — at market	6,125	2,593
Current deferred income tax	58,777	22,298
Accrued interest	52,220	44,391
Other	72,062	53,574

Total current liabilities	1,052,611	974,536

Deferred credits and other liabilities:
Deferred income taxes	566,301	553,006
Deferred investment tax credits	73,979	74,987
Regulatory liabilities	45,097	45,707
Customers advances for construction	162,828	142,992
Minimum pension liability	104,773	104,773
Benefit obligations and other	77,373	74,335

Total deferred credits and other liabilities	1,030,351	995,800

Long-term debt	1,884,354	1,782,128
Mandatorily redeemable preferred securities of subsidiary trust	194,000	194,000
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Premium on common stock	1,652,284	1,652,284
Retained earnings	442,237	430,997
Accumulated comprehensive income (loss)	(103,146)	(104,819)

Total common stockholder’s equity	1,991,375	1,978,462
Commitments and contingencies (see Note 4)

Total liabilities and equity	$6,152,691	$5,924,926

See disclosures regarding PSCo in the Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31

	2003	2002

Operating revenues	$244,597	$211,692
Operating expenses:
Electric fuel and purchased power	140,188	97,976
Other operating and maintenance expenses	42,844	39,516
Depreciation and amortization	21,512	22,004
Taxes (other than income taxes)	11,730	11,758
Special charges (see Note 2)	—	5,321

Total operating expenses	216,274	176,575
Operating income	28,323	35,117
Other income (expense):
Interest income	1,138	715
Other nonoperating income	577	1,136
Nonoperating expense	(35)	(3)

Total other income (expense)	1,680	1,848
Interest charges and financing costs:
Interest charges — net of amounts capitalized; includes other financing costs of $1,639 and $1,535 respectively	11,732	11,392
Distributions on redeemable preferred securities of subsidiary trust	1,963	1,963

Total interest charges and financing costs	13,695	13,355
Income before income taxes	16,308	23,610
Income taxes	6,217	8,862

Net income	$10,091	$14,748

See disclosures regarding SPS in the Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31

	2003	2002

Operating activities:
Net income	$10,091	$14,748
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	23,298	23,826
Deferred income taxes	4,491	4,092
Amortization of investment tax credits	(63)	(62)
Allowance for equity funds used during construction	(575)	(206)
Change in recoverable electric energy costs	(1,415)	(39,883)
Change in accounts receivable	(34,216)	(9,178)
Change in inventories	390	(1,213)
Change in other current assets	7,802	40,570
Change in accounts payable	31,218	7,980
Change in other current liabilities	(3,873)	(1,969)
Change in other noncurrent assets	(3,581)	(7,391)
Change in other noncurrent liabilities	1,493	1,969

Net cash provided by operating activities	35,060	33,283
Investing activities:
Capital/construction expenditures	(20,690)	(6,478)
Allowance for equity funds used during construction	575	206
Other investments — net	257	(1,073)

Net cash used in investing activities	(19,858)	(7,345)
Financing activities:
Dividends paid to parent	(24,428)	(60,969)

Net cash used in financing activities	(24,428)	(60,969)

Net decrease in cash and cash equivalents	(9,226)	(35,031)
Cash and cash equivalents at beginning of period	60,700	65,499

Cash and cash equivalents at end of period	$51,474	$30,468

See disclosures regarding SPS in the Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31	Dec. 31
	2003	2002

ASSETS
Current assets:
Cash and cash equivalents	$51,474	$60,700
Accounts receivable — net of allowance for bad debts: $1,463 and $1,559, respectively	95,493	49,460
Accounts receivable from affiliates	10,970	22,787
Accrued unbilled revenues	44,053	52,999
Recoverable electric energy costs	17,854	16,439
Materials and supplies inventories — at average cost	16,212	17,231
Fuel inventories — at average cost	1,951	1,322
Prepayments and other	7,353	6,059

Total current assets	245,360	226,997

Property, plant and equipment, at cost:
Electric utility plant	3,075,826	3,076,970
Other and construction work in progress	74,666	64,908

Total property, plant and equipment	3,150,492	3,141,878
Less accumulated depreciation	(1,346,471)	(1,338,340)

Net property, plant and equipment	1,804,021	1,803,538

Other assets:
Other investments	14,125	14,382
Regulatory assets	103,108	105,404
Prepaid pension asset	108,357	105,044
Deferred charges and other	9,091	9,979

Total other assets	234,681	234,809

Total assets	$2,284,062	$2,265,344

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$104,836	$73,536
Accounts payable to affiliates	9,522	9,604
Taxes accrued	17,048	24,107
Accrued interest	11,167	7,630
Dividends payable to parent	24,649	24,427
Current portion of accumulated deferred income taxes	14,825	13,034
Derivative instruments valuation — at market	1,123	1,176
Other	22,122	22,473

Total current liabilities	205,292	175,987

Deferred credits and other liabilities:
Deferred income taxes	402,309	399,800
Deferred investment tax credits	4,154	4,217
Regulatory liabilities	2,328	2,363
Derivative instruments valuation — at market	5,636	6,008
Benefit obligations and other	24,090	22,597

Total deferred credits and other liabilities	438,517	434,985

Long-term debt	725,734	725,662
Mandatorily redeemable preferred securities of subsidiary trust	100,000	100,000
Common stock — authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Premium on common stock	411,329	411,329
Retained earnings	407,417	421,976
Accumulated other comprehensive income (loss)	(4,227)	(4,595)

Total common stockholder’s equity	814,519	828,710
Commitments and contingencies (see Note 4)

Total liabilities and equity	$2,284,062	$2,265,344

See disclosures regarding SPS in the Notes to Consolidated Financial Statements

NOTES TO FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated and stand-alone financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS (collectively referred to as the Utility Subsidiaries of Xcel Energy) as of March 31, 2003, and Dec. 31, 2002, the results of their operations for the three months ended March 31, 2003 and 2002, and their cash flows for the three months ended March 31, 2003 and 2002. Due to the seasonality of electric and natural gas sales of Xcel Energy’s Utility Subsidiaries, quarterly results are not necessarily an appropriate base from which to project annual results.

The accounting policies of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are set forth in Note 1 to their financial statements in their respective Annual Reports on Form 10-K for the year ended Dec. 31, 2002. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K’s.

We reclassified certain items in the 2002 income statement to conform to the presentation disclosed in the 2002 Annual Report on Form 10-K. These reclassifications had no effect on stockholders’ equity, net income or earnings per share as previously reported. The reclassifications were primarily to conform the presentation of all consolidated Xcel Energy subsidiaries to a standard corporate presentation.

1.     Accounting Changes — Asset Retirement Obligations (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

The Utility Subsidiaries of Xcel Energy adopted Statement of Financial Accounting Standard (SFAS) No. 143, “Accounting for Asset Retirement Obligations” effective Jan. 1, 2003. As required by SFAS No. 143, future plant decommissioning obligations were recorded as a liability at fair value as of Jan. 1, 2003, with a corresponding increase to the carrying values of the related long-lived assets. This liability will be increased over time by applying the interest method of accretion to the liability, and the capitalized costs will be depreciated over the useful life of the related long-lived assets. Since SFAS No. 143 will primarily affect Xcel Energy’s utility subsidiaries, the adoption of the statement had no income statement impact, as the cumulative effect adjustments required under SFAS No. 143 have been deferred through the establishment of a regulatory asset pursuant to SFAS No. 71, “Accounting for the Effects of Certain Types of Regulation.”

Asset retirement obligations were recorded for the decommissioning of two NSP-Minnesota nuclear generating plants, the Monticello plant and the Prairie Island plant. A liability was also recorded for decommissioning of an NSP-Minnesota steam production plant, the Pathfinder plant. Monticello began operation in 1971 and is licensed to operate until 2010. Prairie Island units 1 and 2 began operation in 1973 and 1974, respectively, and are licensed to operate until 2013 and 2014, respectively. Pathfinder operated as a steam production peaking facility from 1969 through June of 2000.

A summary of the accounting for the initial adoption of SFAS No. 143 is as follows (in thousands of dollars):

	Increase (decrease) in:

		Regulatory	Long-term
	Plant Assets	Assets	Liabilities

Reflect retirement obligation when liability incurred	$130,659	$—	$130,659
Record accretion of liability to adoption date	—	731,709	731,709
Record depreciation of plant to adoption date	(110,573)	110,573	—
Reclassify pre-adoption accumulated depreciation	662,411	(662,411)	—

Net impact of SFAS No. 143 on Balance Sheet	$682,497	$179,871	$862,368

A reconciliation of the beginning and ending aggregate carrying amount of NSP-Minnesota’s asset retirement obligations recorded under SFAS No. 143 is shown in the table below for the three months ending March 31, 2003.

(Thousands of dollars)

		Quarter Ended March 31, 2003

						Ending
	Beginning				Revisions	Balance
	Balance Jan.	Liabilities	Liabilities		to Prior	March 31,
Obligation	1, 2003	Incurred	Settled	Accretion	Estimates	2003

Steam plant retirement	$2,725	$—	$—	$33	$—	$2,758
Nuclear plant decommissioning	859,643	—	—	13,536	—	873,179

Total liability	$862,368	$—	$—	$13,569	$—	$875,937

The adoption of SFAS No. 143 resulted in the recording of a capitalized plant asset of $131 million for the discounted cost of asset retirement as of the date the liability was incurred. Accumulated depreciation on this additional capitalized cost through the date of adoption of SFAS No. 143, was $111 million. A regulatory asset of $842 million was recognized for the accumulated SFAS No. 143 costs recognized for accretion of the initial liability and depreciation of the additional capitalized cost through adoption date. This regulatory asset was partially offset by $662 million for the reversal of the decommissioning costs previously accrued in accumulated depreciation for these plants prior to the implementation of SFAS No. 143. The net regulatory asset of $180 million at Jan. 1, 2003 reflects the excess of costs that would have been recorded in expense under SFAS No. 143 over the amount of costs recorded consistent with ratemaking cost recovery for NSP-Minnesota. We expect this regulatory asset to reverse over time since the amount of costs to be accrued under SFAS No. 143 are the same as the costs to be recovered through current NSP-Minnesota ratemaking. Consequently, no cumulative effect adjustment to earnings or shareholders’ equity has been recorded for the adoption of SFAS No. 143 in 2003 as all such effects have been deferred as a regulatory asset.

The following pro-forma liabilities reflect amounts as if SFAS No. 143 had been applied during all periods reported (in millions):

Dec. 31,

Liability	2002

Steam production	$2.7
Nuclear decommissioning	859.6

Total pro-forma liability	$862.3

Pro forma net income and earnings per share have not been presented for the years ended Dec. 31, 2002 because the pro forma application of SFAS No. 143 to prior periods would not have changed net income or earnings per share due to the regulatory deferral of any differences of past cost recognition and SFAS No. 143 methodology, as discussed previously.

The fair value of the assets legally restricted for purposes of settling the nuclear asset retirement obligations is $665 million as of March 31, 2003.

The adoption of SFAS No. 143 in 2003 will also affect Xcel Energy’s accrued plant removal costs for other generation, transmission and distribution facilities for its utility subsidiaries. Although SFAS No. 143 does not recognize the future accrual of removal costs as a Generally Accepted Accounting Principles liability, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates through time, the Utility Subsidiaries have estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the estimated amounts of future removal costs, which are considered regulatory liabilities under SFAS No. 143 that are accrued in accumulated depreciation, are as follows at Jan. 1, 2003:

(Millions of Dollars)

NSP-Minnesota	$304
NSP-Wisconsin	70
PSCo.	329
SPS	97

2. Special Charges (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

2002 Regulatory Recovery Adjustment — In late 2001, SPS filed an application requesting recovery of costs incurred to comply with transition to retail competition legislation in Texas and New Mexico. During the first quarter of 2002, SPS entered into a settlement agreement with intervenors regarding the recovery of restructuring costs in Texas, which was approved by the state regulatory commission in May 2002. Based on the settlement agreement, SPS wrote off pretax restructuring costs of approximately $5 million.

2002 Restaffing — During the fourth quarter of 2001, Xcel Energy recorded an estimated liability for expected staff consolidation costs for an estimated 500 employees in several utility operating and corporate support areas of Xcel Energy. In the first quarter of 2002, the identification of affected employees was completed and additional pretax special charges of $9 million were expensed for the final costs of the utility related staff consolidations. All 564 of accrued staff terminations have occurred.

------------------------ ------------------------

The following table summarizes the activity related to accrued special charges for the first three months of 2003 (in thousands of dollars).

	Dec. 31, 2002	Accrued Special		March 31, 2003
	Liability	Charges	Payments	Liability

Employee severance and related costs	$13,120	$—	$(6,415)	$6,705

Total accrued special charges — Xcel Energy	$13,120	$—	$(6,415)	$6,705

Employee severance and related costs for Utility Subsidiaries:
NSP-Minnesota	$1,567	$—	$(938)	$629
NSP-Wisconsin	171	—	(108)	63
PSCo	267	—	(212)	55
SPS	250	—	(155)	95

Total accrued special charges — Utility Subs	$2,255	$—	$(1,413)	$842

3. Regulation (PSCo and SPS)

PSCo General Rate Case - In May 2002, PSCo filed a combined general retail electric, natural gas and thermal energy base rate case with the Colorado Public Utilities Commission (CPUC) to address increased costs for providing energy to Colorado customers. On April 4, 2003, a comprehensive settlement agreement between PSCo and all but one of the intervenors was executed and filed with the CPUC, which addressed all significant issues in the rate case. In summary, the settlement agreement, among other things, provides for:

•	annual base rate decreases of approximately $33 million for natural gas and $230,000 for electricity, including an annual reduction to electric depreciation expense of approximately $20 million, effective July 1, 2003;

•	an interim adjustment clause (IAC) that recovers 100 percent of prudently incurred 2003 electric fuel and purchased energy expense above the expense recovered through electric base rates during 2003. This clause is projected to recover energy costs totaling approximately $216 million in 2003. The IAC originally went into effect on Jan. 1, 2003. The IAC rate was increased on May 1, 2003 by $93 million to recover the total anticipated energy costs for 2003;

•	a new electric commodity adjustment clause (ECA) for 2004 through 2006, with an $11.25-million cap on any cost sharing over or under an allowed ECA formula rate;

•	an authorized return on equity of 10.75 percent for electricity and 11.0 percent for natural gas and thermal energy.

Hearings on one settlement agreement were held in late April 2003. Management believes the CPUC will approve the settlement agreement and issue a final rate order during the second quarter, with new rates effective as discussed above. PSCo will now move to the phase II, rate design, portion of the case.

PSCo Fuel Adjustment Clause Proceedings — Certain wholesale power customers of PSCo have filed complaints with the FERC alleging PSCo has been improperly collecting certain fuel and purchased energy costs through the wholesale fuel cost adjustment clause included in their rates. The FERC consolidated these complaints and set them for hearing and settlement judge procedures. In November 2002, the Chief Judge terminated settlement procedures after settlement was not reached. The complainants’ filed initial testimony in late April 2003 claiming the improper inclusion of fuel and purchased energy costs in the range of $40-50 million related to the 1996 to 2002 period. PSCo is currently analyzing the testimony and will file rebuttal testimony in June 2003. The hearings are scheduled for August 2003.

PSCo had an Incentive Cost Adjustment (ICA) for periods prior to calendar 2003, as disclosed in the 2002 Form 10-K. The CPUC is conducting a proceeding to review and approve the incurred and recoverable 2001 costs under the ICA. In April 2003, the CPUC Staff and an intervenor filed testimony recommending disallowance of fuel and purchased energy costs, which, if granted, would result in a $30 million reduction in recoverable 2001 ICA costs. PSCo is currently analyzing the testimony of the CPUC Staff and the intervenor and will file rebuttal testimony in June 2003. The hearings on this matter are scheduled to commence in July 2003. If CPUC Staff and the intervenor are successful, recommended disallowances would also result in a reduction of the recoverable 2002 ICA costs. A review of the 2002 recoverable ICA costs will be conducted in a future proceeding.

At March 31, 2003, PSCo has recorded its deferred fuel and purchased energy costs based on the expected rate recovery of its costs as filed in the above rate proceedings, without the adjustments proposed by various parties. Pending the outcome of these regulatory proceedings, we cannot at this time determine whether any customer refunds or disallowances of PSCo’s deferred costs will be required.

SPS Texas Fuel Factor and Fuel Surcharge Application — In May 2003, SPS proposed to increase its voltage-level fuel factors to reflect increased fuel costs since the time SPS’ current fuel factors were approved in March 2002. The proposed fuel factors are expected to increase Texas retail revenues by approximately $60.2 million.

SPS has reported to the PUCT that it has under-collected its fuel costs under the current Texas retail fixed fuel factors. In May 2003, SPS proposed to surcharge $13.2 million and related interest for fuel cost under-recoveries incurred through March 2003. The surcharge will be amortized and collected over an eight-month period. Recovery amounts would depend on future fuel rates once the filing is approved.

4.     Commitments and Contingent Liabilities (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

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

The circumstances set forth in Notes 13 and 14 to the financial statements in NSP-Minnesota’s, NSP-Wisconsin’s, PSCo’s and SPS’ Annual Reports on Form 10-K for the year ended Dec. 31, 2002, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. Following are unresolved contingencies, which are material to the financial position of Xcel Energy’s Utility Subsidiaries:

•	Tax Matters — Internal Revenue Service issue of Notice of Proposed Adjustment regarding the tax deductibility of corporate owned life insurance loan interest deductions taken in tax years beginning in 1993

5. Short-Term Borrowings and Financing Activities (NSP-Minnesota and PSCo)

NSP-Minnesota

At March 31, 2003, NSP-Minnesota had approximately $0.1 million of short-term debt outstanding at a weighted average interest rate of 8.5 percent.

In April 2003, NSP-Minnesota amended an existing shelf registration statement with $415 million of available debt to allow for the issuance of secured debt, in addition to unsecured debt.

PSCo

At March 31, 2003, PSCo had no short-term debt outstanding.

In March 2003, PSCo issued $250 million of first collateral trust bonds. These bonds carry a fixed interest rate of 4.875 percent and mature in 2013. The proceeds were used to repay outstanding short-term debt and to pay long-term debt at maturity.

In April 2003, PSCo registered $500 million of additional debt securities to supplement the existing $300 million of already registered debt securities.

6. Derivative Valuation and Financial Impacts (NSP-Minnesota, PSCo and SPS)

Xcel Energy’s Utility Subsidiaries analyze derivative financial instruments in accordance with SFAS No. 133 — “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133). This statement requires that all derivative instruments as defined by SFAS No. 133 be recorded on the balance sheet at fair value unless exempted. Changes in a derivative instrument’s fair value must be recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to offset related results of the hedged item in the statement of operations, to the extent effective. SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

The impact of the components of SFAS No. 133 on Other Comprehensive Income, included in Stockholders’ Equity, are detailed in the following table:

	Three months ended
	March 31, 2003

	NSP-
(Millions of dollars)	Minnesota	PSCo	SPS

Balance at Jan. 1, 2003	$0.0	$1.0	$(4.6)
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	0.0	1.3	0.4
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	0.0	0.4	0.0

Accumulated other comprehensive (loss) income related to SFAS No. 133 — March 31, 2003	$0.0	$2.7	$(4.2)

	Three months ended
	March 31, 2002

	NSP-
(Millions of dollars)	Minnesota	PSCo	SPS

Balance at Jan. 1, 2002	$0.1	$(4.3)	$(4.4)
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	(0.1)	8.7	(0.3)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(0.2)	(0.8)	0.2

Accumulated other comprehensive (loss) income related to SFAS No. 133 — March 31, 2002	$(0.2)	$3.6	$(4.5)

Cash Flow Hedges

NSP-Minnesota, PSCo and SPS enter into derivative instruments to manage their exposure to changes in commodity prices. These derivative instruments take the form of fixed-price, floating-price or index sales, or purchases and options, such as puts, calls and swaps. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income. At March 31, 2003, NSP-Minnesota, PSCo and SPS had various commodity-related contracts extending through 2009. Amounts deferred in Other Comprehensive Income are recorded as the hedged purchase or sales transaction is completed. This could include the physical sale of electric energy or the use of natural gas to generate electric energy. As of March 31, 2003, PSCo had net gains of $1.7 million accumulated in Other Comprehensive Income that are expected to be recognized in earnings during the next 12 months as the hedged transaction occurs. However, due to the volatility of commodities markets, the value in Other Comprehensive Income will likely change prior to its recognition in earnings. SPS’ other comprehensive income expected to be recognized during the next 12 months is not material.

As required by SFAS No. 133, PSCo recorded gains of $0 and $0.1 million related to ineffectiveness on commodity cash flow hedges during the three months ended March 31, 2003 and 2002, respectively.

SPS enters into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. SPS expects to reclassify into earnings through March 2004 net losses from Other Comprehensive Income of approximately $0.8 million.

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

Derivatives Not Qualifying for Hedge Accounting

NSP-Minnesota and PSCo have trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in their respective Consolidated Statements of Operations. All derivative instruments are recorded at the amount of the gain or loss from the transaction within Operating Revenues on the Consolidated Statements of Operations.

Normal Purchases or Normal Sales

Xcel Energy’s Utility Subsidiaries enter into fixed-price contracts for the purchase and sale of various commodities for use in their business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet the requirements of normal are documented as normal and exempted from the accounting and reporting requirements of SFAS No. 133.

Xcel Energy’s Utility Subsidiaries evaluate all of their contracts when such contracts are entered to determine if they are derivatives and if so, if they qualify and meet the normal designation requirements under SFAS No. 133. None of the contracts entered into within the trading operations qualify for a normal designation.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

Pending Accounting Change

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 — Amendment of Statement 133 on Derivative Instruments and Hedging Activities (SFAS No. 149). SFAS No. 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies the discussion around initial net investment, clarifies when a derivative contains a financing component, and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. In addition, SFAS No. 149 also incorporates certain implementation issues of a derivative implementation group. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The guidance will be applied to hedging relationships on a prospective basis. The Utility Subsidiaries are currently assessing SFAS No. 149 but do not anticipate that it will have a material impact on consolidated results of operations, cash flows or financial position.

7. Segment Information (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Xcel Energy’s Utility Subsidiaries each have two reportable segments, Electric Utility and Natural Gas Utility, with the exception of SPS, which has only an Electric Utility reportable segment. Trading operations are not a reportable segment; electric trading results are included in the Electric Utility segment.

(Thousands of dollars)

NSP-Minnesota

		Natural
Three months ended	Electric	Gas	All	Consolidated
March 31, 2003	Utility	Utility	Other	Total

Revenues from:
External customers	$588,122	$332,443	$6,194	$926,759
Internal customers	189	807	—	996

Total revenue	588,311	333,250	6,194	927,755
Segment net income	$24,839	$17,817	$1,795	$44,451
March 31, 2002
Revenues from:
External customers	$540,819	$187,213	$6,733	$734,765
Internal customers	163	323	—	486

Total revenue	540,982	187,536	6,733	735,251
Segment net income	$20,717	$10,625	$1,691	$33,033

NSP-Wisconsin

		Natural
Three months ended	Electric	Gas	All	Consolidated
March 31, 2003	Utility	Utility	Other	Total

Revenues from:
External customers	$120,487	$63,866	$87	$184,440
Internal customers	39	567	—	606

Total revenue	120,526	64,433	87	185,046
Segment net income	$15,366	$4,489	$(1)	$19,854
March 31, 2002
Revenues from:
External customers	$116,877	$40,299	$86	$157,262
Internal customers	45	95	—	140

Total revenue	116,922	40,394	86	157,402
Segment net income	$14,262	$3,905	$(216)	$17,951

PSCo

		Natural
Three months ended	Electric	Gas	All	Consolidated
March 31, 2003	Utility	Utility	Other	Total

Revenues from:
External customers	$492,370	$256,665	$6,648	$755,683
Internal customers	68	12	—	80

Total revenue	492,438	256,677	6,648	755,763
Segment net income	$35,714	$32,666	$1,707	$70,087
March 31, 2002
Revenues from:
External customers	$433,999	$316,851	$7,765	$758,615
Internal customers	51	14	—	65

Total revenue	434,050	316,865	7,765	758,680
Segment net income	$31,820	$30,900	$3,971	$66,691

In 2003, the process to allocate common costs of the electric and gas utility segments was revised. Segment results for 2002 have been restated to reflect the revised cost allocation process.

SPS

SPS operates in the regulated electric utility industry, providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers were $244.6 million and $211.7 million for the three months ended March 31, 2003 and 2002, respectively.

8. Comprehensive Income (NSP-Minnesota, NSP-Wisconsin, PSCo, SPS)

NSP-Minnesota

The components of total comprehensive income are shown below:

	Three months ended
(Millions of dollars)	March 31

	2003	2002

Net income	$44.5	$33.0
Other comprehensive loss:
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges (see Note 6)	—	(0.1)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings (see Note 6)	—	(0.2)

Other comprehensive loss	—	(0.3)

Comprehensive income	$44.5	$32.7

The accumulated comprehensive income in stockholder’s equity at March 31, 2003 and 2002, relates to valuation adjustments on NSP-Minnesota’s derivative financial instruments and hedging activities and the mark-to-market components of NSP-Minnesota’s marketable securities.

NSP-Wisconsin

For NSP-Wisconsin, comprehensive income equals net income for the quarters ended March 31, 2003 and 2002.

PSCo

The components of total comprehensive income are shown below:

	Three months ended
(Millions of dollars)	March 31

	2003	2002

Net income	$70.1	$66.7
Other comprehensive income:
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges (see Note 6)	1.3	8.7
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 6)	0.4	(0.8)

Other comprehensive income	1.7	7.9

Comprehensive income	$71.8	$74.6

The accumulated comprehensive income in stockholder’s equity at March 31, 2003 and 2002, relates to valuation adjustments on PSCo’s derivative financial instruments and hedging activities, the mark-to-market component of PSCo’s marketable securities and its minimum pension liability.

SPS

The components of total comprehensive income are shown below:

	Three months ended
(Millions of dollars)	March 31

	2003	2002

Net income	$10.1	$14.7
Other comprehensive income (loss):
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges (see Note 6)	0.4	(0.3)
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 6)	—	0.2

Other comprehensive income (loss)	0.4	(0.1)

Comprehensive income	$10.5	$14.6

The accumulated comprehensive income in stockholder’s equity at March 31, 2003 and 2002, relates to valuation adjustments on SPS’ derivative financial instruments and hedging activities.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•	general economic conditions, including their impact on capital expenditures and the ability of Xcel Energy’s Utility Subsidiaries to obtain financing on favorable terms;

•	actions of credit rating agencies;

•	business conditions in the energy industry;

•	competitive factors, including the extent and timing of the entry of additional competition in the markets served by the Utility Subsidiaries of Xcel Energy;

•	unusual weather;

•	state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and natural gas markets;

•	risks associated with the California and other western power markets; and

•	the other risk factors listed from time to time by the Utility Subsidiaries of Xcel Energy in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this Report on Form 10-Q for the quarter ended March 31, 2002.

Market Risks

The Utility Subsidiaries of Xcel Energy are exposed to market risks, including changes in commodity prices and interest rates as disclosed in Management’s Discussion and Analysis in their annual reports on Form 10-K for the year ended Dec. 31, 2002. Commodity price and interest rate risks for the Utility Subsidiaries of Xcel Energy are mitigated in most jurisdictions due to cost-based rate regulation. There have been no material changes in the market risk exposures that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2002.

NSP-Minnesota maintains trust funds, as required by the Nuclear Regulatory Commission, to fund certain costs of nuclear decommissioning. Those investments are exposed to price fluctuations in equity markets and changes in interest rates. However, because the costs of nuclear decommissioning are recovered through NSP-Minnesota rates, fluctuations in investment fair value do not affect NSP-Minnesota’s consolidated results of operations.

NSP-MINNESOTA MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

NSP-Minnesota’s net income was approximately $44.5 million for the first three months of 2003, compared with approximately $33.0 million for the first three months of 2002.

Electric Utility and Commodity Trading Margins

Electric fuel and purchased power expense tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers, most fluctuations in energy costs do not significantly affect electric utility margin.

NSP-Minnesota has two distinct forms of wholesale sales: short-term wholesale and electric commodity trading. Short-term wholesale refers to electric sales for resale (excluding sales to retail and municipal customers), which are associated with energy produced from NSP-Minnesota’s generation assets or energy and capacity purchased to serve native load. Electric commodity trading refers to the sales for resale activity of purchasing and reselling electric energy to the wholesale market. Margins from electric commodity trading activity, conducted at NSP-Minnesota, is partially redistributed to PSCo and SPS pursuant to the Joint Operating Agreement (JOA) approved by the FERC. Trading margins are reported net of related costs in the Consolidated Statements of Income. The following table details electric utility, short-term wholesale and electric commodity trading revenue and margin:

	Base		Electric
	Electric	Short-term	Commodity	Consolidated
(Millions of dollars)	Utility	Wholesale	Trading	Total

Three months ended 3/31/2003
Electric utility revenue	$548	$39	$—	$587
Electric fuel and purchased power	(193)	(16)	—	(209)
Electric trading revenue	—	—	15	15
Electric trading costs	—	—	(14)	(14)

Gross margin before operating expenses	$355	$23	$1	$379

Margin as a percentage of revenue	64.8%	59.0%	6.7%	63.0%
Three months ended 3/31/2002
Electric utility revenue	$514	$24	$—	$538
Electric fuel and purchased power	(166)	(18)	—	(184)
Electric trading revenue	—	—	13	13
Electric trading costs	—	—	(10)	(10)

Gross margin before operating expenses	$348	$6	$3	$357

Margin as a percentage of revenue	67.7%	25.0%	23.1%	64.8%

Base electric utility revenues increased by $34 million, or 6.6 percent, in the first three months of 2003, compared with the same period in 2002. Base electric utility margins increased by $7 million, or 2.0 percent in the first three months of 2003 when compared with the same period in 2002. The increase in revenues and margins reflects sales growth and favorable weather in 2003. The revenue increase was also attributable to higher purchased power costs recovered through electric rates.

Short-term wholesale margins increased in the first three months of 2003, compared with the first three months of 2002, primarily due to more favorable prices on electric sales to other utilities.

Natural Gas Utility Margins

The following table details the change in gas revenue and margin. The cost of gas tends to vary with changing sales requirements and unit cost of gas purchases. However, due to purchased gas cost recovery mechanisms for sales to retail customers, fluctuations in the cost of gas have little effect on gas margin.

	Three months ended March 31

(Millions of dollars)	2003	2002

Natural gas revenue	$333	$188
Cost of natural gas sold and transported	(269)	(128)

Natural gas utility margin	$64	$60

Natural gas revenue increased by approximately $145 million, or 77.1 percent, in the first three months of 2003, primarily due to increases in the cost of natural gas, which are largely passed on to customers through various rate adjustment clauses. Natural gas margin for the first three months of 2003 increased by $4 million, or 6.7 percent, compared with the first three months of 2002, primarily due to sales growth and favorable weather in 2003, partially offset by lower margins from transportation services.

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expense decreased by approximately $10.3 million, or 4.6 percent, for the first three months of 2003, compared with the first three months of 2002. The decreased costs in the first quarter reflect an unfavorable 2002 Conservation Improvement Program adjustment and the timing of plant outage costs.

Depreciation and Amortization Expense increased by approximately $5.8 million, or 6.8 percent, for the first three months of 2003, compared with the first three months of 2002, primarily due to capital additions to utility plant.

As discussed in Note 2 to the Financial Statements, in the first quarter of 2002, pretax special charges of $4.3 million were expensed for the costs of staff consolidations. The charges related to severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy.

Other Income (Expense) — net decreased by $5.6 million, due primarily to a gain on the sale of property by a subsidiary of NSP-Minnesota, First Midwest Auto Park, in March 2002.

Interest charges and financing costs increased by approximately $14.4 million, or 81.9 percent, for the first three months of 2003, compared with the first three months of 2002. The increase is due to the issuance of long-term debt in July and August of 2002, including issues at higher interest rates.

NSP-WISCONSIN MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $19.9 million for the first three months of 2003, compared with $18.0 million for the first three months of 2002.

Electric Utility Margins

The following table details the change in electric revenue and margin. Electric production expenses tend to vary with the quantity of electricity required and changes in the unit costs of fuel and purchased power. The fuel and purchased power cost recovery mechanism of the Wisconsin jurisdiction does not allow for complete recovery of all such cost increases and, therefore, dramatic changes in costs or periods of extreme temperatures can adversely affect earnings.

	Three months ended March 31,

(Millions of dollars)	2003	2002

Total electric utility revenue	$121	$117
Electric fuel and purchased power	(56)	(55)

Total electric utility margin	$65	$62

Electric utility margin increased by approximately $3 million, or 4.3 percent, in the first three months of 2003, compared with the first three months of 2002, primarily due to sales growth, more favorable weather conditions in 2003, and higher billings to NSP-Minnesota for energy delivered and cost allocations. Partially offsetting the revenue increases were lower fuel cost recoveries through rates in the first three months of 2003, compared to the first three months of 2002.

Natural Gas Utility Margins

The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchase natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Three months ended March 31,

(Millions of dollars)	2003	2002

Natural gas revenue	$64	$40
Cost of natural gas purchased and transported	(51)	(29)

Natural gas margin	$13	$11

Natural gas revenue increased by approximately $24 million, or 59.5 percent, in the first three months of 2003 compared with the first three months of 2002, primarily due to significant increases in the cost of natural gas, which is largely recovered through various purchased natural gas cost recovery mechanisms. Natural gas margin increased by $2 million, or 23.4 percent, in the first three months of 2003 due to sales growth and more favorable weather conditions in 2003.

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expense for the first three months of 2003 increased $0.9 million, or 3.6 percent, compared with the first three months of 2002, primarily due to higher benefit costs and a favorable conservation cost adjustment in 2002.

Depreciation and Amortization Expense increased by approximately $0.6 million, or 5.4 percent, in the first three months of 2003, compared with the first three months of 2002, primarily due to capital additions to utility plant.

As discussed in Note 2 to the Financial Statements, in the first quarter of 2002, pretax special charges of $0.5 million were expensed for the costs of staff consolidations. The charges related to severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy.

Other Income decreased $0.5 million in the first three months of 2003 compared with the first three months of 2002, primarily due to lower interest income from economic development loans.

PSCo’S MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

PSCo’s net income was approximately $70.1 million for the first three months of 2003, compared with approximately $66.7 million for the first three months of 2002.

Electric Utility and Commodity Trading Margins

Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel clause cost recovery mechanisms for retail customers in Colorado, most fluctuations in energy costs do not materially affect electric margin. The retail fuel clause cost recovery mechanism in Colorado has changed from 2002 to 2003. For 2002, electric utility margins in Colorado reflect the impact of sharing energy costs and savings relative to a target cost per delivered kilowatt-hour under the retail incentive cost adjustment (ICA) mechanism. For 2003, PSCo will be able to collect 100 percent of its retail electric fuel and purchased energy expense through a new interim adjustment clause (IAC). The fuel cost mechanisms do not allow for complete recovery of all variable production expenses, and higher costs can adversely affect earnings. In addition to the ICA and the IAC, PSCo has other adjustment clauses that allow certain costs to be passed through to retail customers.

Some electric commodity trading activity, initially recorded at PSCo, is partially redistributed to NSP-Minnesota and SPS pursuant to the JOA approved by the FERC. Trading revenue and costs do not include the revenue and production costs associated with energy produced from PSCo’s generation assets or energy and capacity purchased to serve native load. Margins from these generating assets for utility operations are included in short-term wholesale amounts. Trading margins reflect the impact of sharing certain trading margins with Colorado retail customers. The following table details electric utility, short-term wholesale and electric trading revenue and margin.

	Base		Electric
	Electric	Short-term	Commodity	Consolidated
(Millions of dollars)	Utility	Wholesale	Trading	Total

Three months ended March 31, 2003
Electric utility revenue	$474	$20	$—	$494
Electric fuel and purchased power	(234)	(22)	—	(256)
Electric trading revenue	—	—	43	43
Electric trading costs	—	—	(45)	(45)

Gross margin before operating expenses	$240	$(2)	$(2)	$236

Margin as a percentage of revenue	50.6%	(10.0)%	(4.7)%	43.9%

Three months ended March 31, 2002
Electric utility revenue	$422	$16	$—	$438
Electric fuel and purchased power	(192)	(17)	—	(209)
Electric trading revenue	—	—	300	300
Electric trading costs	—	—	(304)	(304)

Gross margin before operating expenses	$230	$(1)	$(4)	$225

Margin as a percentage of revenue	54.5%	(6.3)%	(1.3)%	30.5%

Base electric revenues increased approximately $52 million, or 12.3 percent, in the first three months of 2003 compared with 2002 due to higher cost recovery levels under the IAC in 2003 and to sales growth.

Base electric utility margin increased by approximately $10 million, or 4.3 percent, in the first three months of 2003, compared with the first three months of 2002. The higher base electric margins reflect sales growth and the implementation of an air-quality improvement rider for the recovery of investments and related costs to improve air quality in Colorado. Higher demand costs partially offset the increase in the quarter.

Natural Gas Utility Margins

The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. PSCo has a Gas Cost Adjustment (GCA) mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of natural gas purchased for resale and adjusts revenues to reflect such changes in costs upon request by PSCo. Therefore, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Three Months ended March 31,

(Millions of dollars)	2003	2002

Natural gas utility revenue	$257	$317
Cost of natural gas sold and transported	(155)	(211)

Natural gas utility margin	$102	$106

Natural gas revenue for the first three months of 2003 decreased by approximately $60 million, or 18.9 percent, compared with the first three months of 2002, largely due to lower revenues recognized for cost recovery levels approved under the GCA. Natural gas margin for the first three months of 2003 decreased by approximately $4 million, or 3.8 percent, compared with the first three months of 2002, primarily due to warmer winter weather, which is less favorable for natural gas sales. GCA recovery was lower in 2003 despite higher natural gas costs in the first quarter compared to 2002. Costs not recovered currently are deferred to future periods when GCA recovery is provided.

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expense decreased approximately $2.5 million, or 2.1 percent, for the first three months of 2003 compared with the first three months of 2002. The decrease is largely due to a reduced bad debt expense, lower non-regulated product costs and the timing of expenditures.

Depreciation and Amortization Expense decreased by approximately $5.9 million, or 9.2 percent, for the first three months of 2003 compared with the first three months of 2002, primarily due to decreased amortization of software and to depreciation of Arapahoe plant units 1 and 2 ending at Dec. 31, 2002.

Interest expense increased by approximately $8.3 million, or 29.9 percent, for the first three months of 2003 compared with the first three months of 2002. Increased interest costs reflect higher debt levels in 2003 and higher interest rates on recent debt issues.

SPS’ MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SPS’ net income was approximately $10.1 million for the first three months of 2003, compared with approximately $14.7 million for the first three months of 2002.

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

	Base
	Electric	Short-term	Consolidated
(Millions of dollars)	Utility	Wholesale	Total

3 months ended 3/31/2003
Electric utility revenue	$242	$3	$245
Electric fuel and purchased power	(138)	(2)	(140)

Gross margin before operating expenses	$104	$1	$105

Margin as a percentage of revenue	43.0%	33.3%	42.9%

3 months ended 3/31/2002
Electric utility revenue	$210	$2	$212
Electric fuel and purchased power	(96)	(2)	(98)

Gross margin before operating expenses	$114	$—	$114

Margin as a percentage of revenue	54.3%	—	53.8%

Base electric revenue increased by approximately $32 million, or 15.2 percent, for the first three months of 2003, compared with the first three months of 2002. Base electric margin decreased by approximately $10 million, or 8.8 percent, for the first three months of 2003, compared with the first three months of 2002. Base electric revenues increased largely due to higher fuel and purchased power costs recovered through electric rates, partially offset by lower sharing of commodity trading margins with PSCo and NSP-Minnesota through the JOA approved by the FERC. The decrease in base electric margin was primarily due to the effects of lower capacity margins, the settlement of the Texas fuel proceeding, and lower revenues shared through the JOA.

Non-Fuel Operating Expense and Other Costs

Other Operation and Maintenance Expense increased by approximately $3.3 million, or 8.4 percent, for the first three months of 2003, compared with the first three months of 2002. The change is largely due to an unfavorable inventory adjustment in 2003.

As discussed in Note 2 to the Financial Statements, in late 2001 SPS filed an application requesting a rate rider to recover costs incurred to comply with transition to retail competition legislation in Texas and New Mexico. During the first quarter of 2002, SPS entered into a settlement agreement with intervenors regarding the recovery of restructuring costs in Texas, subject to approval by the state regulatory commission. Based on the settlement agreement, SPS wrote off pretax restructuring costs of approximately $5 million in 2002, which are reported as special charges.

Item 4. CONTROLS AND PROCEDURES

Xcel Energy’s Utility Subsidiaries maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Utility Subsidiary management, including the Chief Executive Officer (CEO) and Chief Financial Officer (CFO), of the effectiveness of our disclosure controls and procedures. Based on that evaluation, the CEO and CFO have concluded that the Utility Subsidiary disclosure controls and procedures are effective.

Subsequent to the date of their evaluation, there have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against the Utility Subsidiaries of Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 3 and 4 of the Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of NSP-Minnesota’s, NSP-Wisconsin’s, PSCo’s and SPS’ 2002 Form 10-K for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Utility Subsidiaries of Xcel Energy and there have been no notable changes in the previously reported proceedings, except as set forth below.

NSP-Minnesota

Under a 1996 Data Services Agreement (DSA), SchlumberSema, Inc. (SLB) provides automated meter reading, distribution automation, and other data services to NSP-Minnesota. In September 2002, NSP-Minnesota issued written notice that SLB had committed events of default under the DSA, including SLB's nonpayment of approximately $7.4 million for distribution automation assets. In November 2002, SLB demanded arbitration before the American Arbitration Association and asserted various claims against NSP-Minnesota totaling $24 million for NSP's alleged breach of an expansion contract and a meter purchasing contract. On April 9, 2003, the parties attempted to mediate their dispute. The mediation was unsuccessful. On April 16, 2003 SchlumberSema, Inc. filed a motion in the U.S. Bankruptcy Court in Delaware for an Order that "any claim against SchlumberSema, Inc., arising from the alleged failure to sign the DA Transfer Agreement was cured, released, waived and/or barred by this court's Order of May 4, 2000 approving the sale of CellNet Data Systems, Inc.'s assets to SLB". NSP-Minnesota will vigorously oppose this motion.

NSP-Wisconsin

On Sept. 25, 2000, NSP-Wisconsin was served with a complaint in Eau Claire County Circuit Court, Wisconsin, on behalf of Claron and Janice Stubrud. The complaint alleged that stray voltage from NSP-Wisconsin’s system harmed their dairy herd resulting in lost milk production, lost profits and income, property damage, and injury to their dairy herd. The complaint also alleged that NSP-Wisconsin acted willfully and wantonly, entitling plaintiffs to treble damages. The plaintiffs alleged farm damages of approximately $3.8 million, $2.7 million of which represents prejudgment interest. On March 28, 2003, the trial court granted partial summary judgment to NSP-Wisconsin and dismissed plaintiffs’ claims for strict products liability, trespass, treble damages, and prejudgment interest. Plaintiffs’ negligence and nuisance claims will proceed to trial in Eau Claire County in November 2003.

SPS

On July 24, 1995, Lamb County Electric Cooperative, Inc. (LCEC) petitioned the PUCT for a cease and desist order against SPS. LCEC alleged that SPS had been unlawfully providing service to oil field customers and their facilities in LCEC’s singly certificated area. Lamb County has also sued Xcel Energy in Texas state court. In April 2003, the PUCT approved a recommended proposal for decision. Xcel Energy defended its service by demonstrating that in 1976 the cooperatives, Xcel Energy and the PUCT intended that Xcel Energy was to serve the expanding oil field operations. Xcel Energy demonstrated through extensive research that it was serving each of the oil field units and leases back in 1975, and it was not serving new customers. The PUCT decided that Xcel Energy was authorized to serve the oil field operations and denied LCEC’s request for a cease and desist order.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed with this report:

4.01	Supplemental Indenture dated April 1, 2003, between PSCo and U.S. Bank Trust National Association, as trustee, creating $600,000,000 principal amount of First Mortgage Bonds, Collateral Series J, due 2012.

4.02	Supplemental Indenture dated April 1, 2003, between PSCo and U.S. Bank Trust National Association, as trustee, creating $600,000,000 principal amount of First Collateral Trust Bonds, Series No. 11, due 2012.

99.01	Statement pursuant to Private Securities Litigation Reform Act.

99.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — NSP-Minnesota.

99.03	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — NSP-Wisconsin.

99.04	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — PSCo.

99.05	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — SPS.

(b) Reports on Form 8-K

The following reports on Form 8-K were filed either during the three months ended March 31, 2003, or between March 31, 2003, and the date of this report:

NSP-Minnesota and PSCo

March 7, 2003, (filed March 10, 2003) Item 5 and 7. Other Events and Exhibits. Re: PSCo Offering Memorandum for potential purchasers (private placement) of debt securities.

March 18, 2003, (filed March 25, 2003) Item 5 and 7. Other Events and Exhibits. Re: NSP-MN System Participation Power Sale Agreement.

NORTHERN STATES POWER CO. (A MINNESOTA CORPORATION) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2003.

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ RICHARD C. KELLY Richard C. Kelly Vice President and Chief Financial Officer

NORTHERN STATES POWER CO. (A WISCONSIN CORPORATION) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2003.

Northern States Power Co. (a Wisconsin corporation) (Registrant)

/s/ DAVID E. RIPKA David E. Ripka Vice President and Controller

/s/ RICHARD C. KELLY Richard C. Kelly Vice President and Chief Financial Officer

NORTHERN STATES POWER CO. (A WISCONSIN CORPORATION) CERTIFICATIONS

I, Michael L. Swenson, certify that:

1)	I have reviewed this quarterly report on Form 10-Q of Northern States Power Co. (A Wisconsin Corporation);

2)	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3)	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4)	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5)	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6)	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ MICHAEL L. SWENSON Michael L. Swenson President and Chief Executive Officer

I, Richard C. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Northern States Power Co. (A Wisconsin Corporation);

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ RICHARD C. KELLY Richard C. Kelly Vice President and Chief Financial Officer

PUBLIC SERVICE CO. OF COLORADO SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2003.

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

Date: May 15, 2003

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

Date: May 15, 2003

/s/ RICHARD C. KELLY Richard C. Kelly Vice President and Chief Financial Officer

SOUTHWESTERN PUBLIC SERVICE CO. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 15, 2003.

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

/s/ GARY L. GIBSON Gary L. Gibson President and Chairman

I, Richard C. Kelly, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Southwestern Public Service Co;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

Date: May 15, 2003

/s/ RICHARD C. KELLY Richard C. Kelly Vice President and Chief Financial Officer