Form 10-Q
period 2003-06-30
PUBLIC SERVICE CO OF COLORADO; NORTHERN STATES POWER CO /WI/; SOUTHWESTERN PUBLIC SERVICE CO; NORTHERN STATES POWER CO
filed 2003-08-14
CIK 81018, 72909, 92521, 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______to________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    [X] Yes    [   ] No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    [   ] Yes    [X] No

Northern States Power Co. (a Minnesota corporation), Northern States Power Co. (a Wisconsin corporation), Public Service Co. of Colorado and Southwestern Public Service Co. meet the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and are therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Northern States Power Co. (a Minnesota Corporation)	Common Stock, $0.01 par value1,000,000 Shares

Northern States Power Co. (a Wisconsin Corporation)	Common Stock, $100 par value933,000 Shares

Public Service Co. of Colorado	Common Stock, $0.01 par value100 Shares

Southwestern Public Service Co.	Common Stock, $1 par value100 Shares

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS
Item 4. CONTROLS AND PROCEDURES
Part II. OTHER INFORMATION
Item 1. Legal Proceedings
Item 6. Exhibits and Reports on Form 8-K
EX-4.01 Credit Agreement
EX-4.02 Credit Agreement
EX-4.03 Credit Agreement
EX-4.04 Credit Agreement
EX-31.01 Certification to Sec. 302 - NSP-Minnesota
EX-31.02 Certification to Sec. 302 - NSP-Wisconsin
EX-31.03 Certification to Sec. 302 - PSCo
EX-31.04 Certification to Sec. 302 - SPS
EX-32.01 Certification to Sec. 906 - NSP-Minnesota
EX-32.02 Certification to Sec. 906 - NSP-Wisconsin
EX-32.03 Certification to Sec. 906 - PSCo
EX-32.04 Certification to Sec. 906 - SPS
EX-99.01 Statement-Securities Litigation Reform

PART I — FINANCIAL INFORMATION

Item 1. Item 2. Item 4.	Financial Statements Management’s Discussion and Analysis Controls and Procedures

PART II — OTHER INFORMATION

Item 1. Item 6.	Legal Proceedings Exhibits and Reports on Form 8-K

This combined Form 10-Q is separately filed by Northern States Power Co., a Minnesota corporation (NSP-Minnesota), Northern States Power Co., a Wisconsin corporation (NSP-Wisconsin), Public Service Co. of Colorado (PSCo) and Southwestern Public Service Co. (SPS). NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are all wholly owned subsidiaries of Xcel Energy, Inc. (Xcel Energy). Xcel Energy is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Additional information on Xcel Energy is available in various filings with the SEC.

Information contained in this report relating to any individual company is filed by such company on its own behalf. Each registrant makes representations only as to itself and makes no other representations whatsoever as to information relating to the other registrants.

This report should be read in its entirety. No one section of the report deals with all aspects of the subject matter.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Operating revenues:
Electric utility	$571,638	$563,918	$1,158,549	$1,101,800
Natural gas utility	88,878	89,782	422,128	277,318
Electric trading margin	2,001	(1,958)	3,401	1,142
Other	4,744	5,231	10,938	11,964

Total operating revenues	667,261	656,973	1,595,016	1,392,224
Operating expenses:
Electric fuel and purchased power	204,744	192,908	413,734	377,353
Cost of natural gas sold and transported	62,770	59,390	331,462	187,878
Other operating and maintenance expenses	211,979	188,228	423,589	410,102
Depreciation and amortization	99,469	87,556	190,671	172,989
Taxes (other than income taxes)	42,830	42,612	87,176	85,929
Special charges (see Note 2)	—	—	—	4,324

Total operating expenses	621,792	570,694	1,446,632	1,238,575

Operating income	45,469	86,279	148,384	153,649
Other income (expense):
Interest income	1,493	5,451	3,393	6,920
Other nonoperating income	5,554	2,170	8,154	10,457
Nonoperating expense	(1,689)	(1,725)	(3,169)	(2,817)

Total other income (expense)	5,358	5,896	8,378	14,560
Interest charges and financing costs:
Interest charges — net of amounts capitalized (including financing costs of $2,246, $1,030, $3,980 and $2,189, respectively)	29,921	17,041	61,895	34,617
Distributions on redeemable preferred securities of subsidiary trusts	3,937	3,938	7,875	7,875

Total interest charges and financing costs	33,858	20,979	69,770	42,492
Income before income taxes	16,969	71,196	86,992	125,717
Income taxes (benefit)	(2,672)	28,772	22,900	50,260

Net income	$19,641	$42,424	$64,092	$75,457

See disclosures regarding NSP-Minnesota in the Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Six Months Ended June 30,

	2003	2002

Operating activities:
Net income	$64,092	$75,457
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	174,207	177,966
Nuclear fuel amortization	21,870	24,586
Deferred income taxes	(20,192)	(30,725)
Amortization of investment tax credits	(3,683)	(4,211)
Allowance for equity funds used during construction	(6,466)	(3,423)
Gain on sale of property	—	(6,785)
Change in accounts receivable	(91)	40,284
Change in inventories	5,882	3,311
Change in other current assets	20,274	21,789
Change in accounts payable	(78,880)	(33,825)
Change in other current liabilities	(94,746)	(46,287)
Change in other noncurrent assets	2,160	(30,602)
Change in other noncurrent liabilities	29,842	50,879

Net cash provided by operating activities	114,269	238,414
Investing activities:
Capital/construction expenditures	(181,007)	(201,216)
Allowance for equity funds used during construction	6,466	3,423
Investments in external decommissioning fund	(25,769)	(29,383)
Proceeds from sale of property	—	11,152
Restricted cash	15,500	—
Other investments — net	(2,536)	(1,619)

Net cash used in investing activities	(187,346)	(217,643)
Financing activities:
Short-term borrowings — net	115,000	37,997
Repayment of long-term debt, including reacquisition premiums	(208,551)	(778)
Capital contributions from parent	4,114	42,431
Dividends paid to parent	(105,849)	(92,679)

Net cash used in financing activities	(195,286)	(13,029)
Net (decrease) increase in cash and cash equivalents	(268,363)	7,742
Cash and cash equivalents at beginning of period	310,338	17,169

Cash and cash equivalents at end of period	$41,975	$24,911

See disclosures regarding NSP-Minnesota in the Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2003	December 31,
	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$41,975	$310,338
Restricted cash	7,500	23,000
Accounts receivable — net of allowance for bad debts of $7,261 and $5,812, respectively	231,603	231,996
Accounts receivable from affiliates	25,257	24,773
Accrued unbilled revenues	89,832	109,435
Materials and supplies inventories — at average cost	106,503	106,037
Fuel inventory — at average cost	36,689	34,875
Natural gas inventory — at average cost	16,223	24,385
Prepayments and other	36,892	38,065

Total current assets	592,474	902,904

Property, plant and equipment, at cost:
Electric utility plant	7,054,806	6,855,807
Natural gas utility plant	725,441	716,844
Construction work in progress	357,889	313,931
Other	399,048	384,214

Total property, plant and equipment	8,537,184	8,270,796
Less accumulated depreciation	(4,241,098)	(4,624,988)
Nuclear fuel — net of accumulated amortization: $1,080,401 and $1,058,531, respectively	97,298	74,139

Net property, plant and equipment	4,393,384	3,719,947

Other assets:
Nuclear decommissioning fund	688,522	617,048
Other investments	24,339	22,730
Regulatory assets	393,986	212,539
Prepaid pension asset	290,714	263,713
Other	63,837	72,144

Total other assets	1,461,398	1,188,174

Total assets	$6,447,256	$5,811,025

See disclosures regarding NSP-Minnesota in the Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2003	December 31,
	(Unaudited)	2002

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$17,954	$226,462
Short-term debt	115,069	69
Accounts payable	152,518	198,889
Accounts payable to affiliates	34,357	66,866
Taxes accrued	108,736	210,041
Accrued interest	43,902	44,167
Dividends payable to parent	53,332	52,280
Other	50,074	43,255

Total current liabilities	575,942	842,029

Deferred credits and other liabilities:
Deferred income taxes	680,413	700,966
Deferred investment tax credits	70,629	74,577
Regulatory liabilities	558,154	486,035
Benefit obligations and other	139,743	136,452
Asset retirement obligations (see Note 1)	889,720	—

Total deferred credits and other liabilities	2,338,659	1,398,030

Long-term debt	1,570,317	1,569,938
Mandatorily redeemable preferred securities of subsidiary trust	200,000	200,000
Common stock — authorized 5,000,000 shares of $0.01 par value; outstanding 1,000,000 shares	10	10
Premium on common stock	817,983	813,869
Retained earnings	944,350	987,158
Accumulated other comprehensive income (loss)	(5)	(9)

Total common stockholder’s equity	1,762,338	1,801,028

Commitments and contingencies (see Note 4)
Total liabilities and equity	$6,447,256	$5,811,025

See disclosures regarding NSP-Minnesota in the Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Operating revenues:
Electric utility	$108,048	$110,189	$228,574	$227,111
Natural gas utility	16,287	18,845	80,720	59,239
Other	51	25	138	111

Total operating revenues	124,386	129,059	309,432	286,461
Operating expenses:
Electric fuel and purchased power	56,719	50,115	112,182	104,646
Cost of natural gas sold and transported	10,978	13,523	61,634	42,757
Other operating and maintenance expenses	27,632	25,303	52,070	48,891
Depreciation and amortization	11,803	11,084	23,137	21,839
Taxes (other than income taxes)	4,032	4,117	8,259	8,217
Special charges (see Note 2)	—	—	—	512

Total operating expenses	111,164	104,142	257,282	226,862

Operating income	13,222	24,917	52,150	59,599
Other income (expense):
Interest income	136	160	297	857
Other nonoperating income	346	94	608	275
Nonoperating expense	(104)	(83)	(206)	(139)

Total other income (expense)	378	171	699	993
Interest charges — net of amounts capitalized (including financing costs of $224, $224, $448 and $448, respectively)	5,693	5,740	11,424	11,573

Income before income taxes	7,907	19,348	41,425	49,019
Income taxes	3,060	6,930	16,724	18,650

Net income	$4,847	$12,418	$24,701	$30,369

See disclosures regarding NSP-Wisconsin in the Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Six Months Ended June 30,

	2003	2002

Operating activities:
Net income	$24,701	$30,369
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	23,650	22,383
Deferred income taxes	3,313	1,309
Amortization of investment tax credits	(396)	(403)
Allowance for equity funds used during construction	(548)	(274)
Undistributed equity in earnings of unconsolidated affiliates	(43)	(81)
Change in accounts receivable	9,894	213
Change in inventories	1,413	2,363
Change in other current assets	11,817	11,233
Change in accounts payable	(5,433)	4,611
Change in other current liabilities	1,064	9,241
Change in other noncurrent assets	(3,100)	(6,748)
Change in other noncurrent liabilities	(127)	1,210

Net cash provided by operating activities	66,205	75,426
Investing activities:
Capital/construction expenditures	(22,139)	(17,270)
Allowance for equity funds used during construction	548	274
Other investments — net	13	(275)

Net cash used in investing activities	(21,578)	(17,271)
Financing activities:
Short-term borrowings (repayments) — net	(6,880)	(34,300)
Capital contributions from parent	692	2,438
Dividends paid to parent	(24,714)	(22,425)

Net cash used in financing activities	(30,902)	(54,287)
Net increase in cash and cash equivalents	13,725	3,868
Cash and cash equivalents at beginning of period	98	30

Cash and cash equivalents at end of period	$13,823	$3,898

See disclosures regarding NSP-Wisconsin in the Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2003	December 31,
	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$13,823	$98
Accounts receivable — net of allowance for bad debts of $1,145 and $1,373, respectively	37,790	47,890
Accounts receivable from affiliates	1,666	1,460
Accrued unbilled revenues	11,858	20,074
Materials and supplies inventories — at average cost	6,565	5,994
Fuel inventory — at average cost	4,313	6,006
Natural gas inventory — at average cost	3,971	4,263
Current deferred income taxes	6,097	—
Prepaid taxes	13,299	13,735
Prepayments and other	1,351	1,681

Total current assets	100,733	101,201

Property, plant and equipment, at cost:
Electric utility plant	1,175,546	1,161,901
Natural gas utility plant	133,969	131,969
Construction work in progress	25,861	18,305
Other	93,719	95,631

Total property, plant and equipment	1,429,095	1,407,806
Less accumulated depreciation	(614,462)	(592,187)

Net property, plant and equipment	814,633	815,619

Other assets:
Other investments	9,849	9,817
Regulatory assets	47,259	48,112
Prepaid pension asset	42,453	38,557
Other	7,153	7,577

Total other assets	106,714	104,063

Total assets	$1,022,080	$1,020,883

See disclosures regarding NSP-Wisconsin in the Notes to Consolidated Financial Statements

NSP-WISCONSIN AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2003	December 31,
	(Unaudited)	2002

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$40,034	$40,034
Short-term debt — notes payable to affiliate	—	6,880
Accounts payable	13,898	23,535
Accounts payable to affiliates	11,040	6,836
Dividends payable to parent	12,683	12,260
Other	21,271	20,225

Total current liabilities	98,926	109,770

Deferred credits and other liabilities:
Deferred income taxes	158,734	146,471
Deferred investment tax credits	14,424	14,820
Regulatory liabilities	11,860	11,950
Benefit obligations and other	45,990	46,026

Total deferred credits and other liabilities	231,008	219,267

Long-term debt	273,151	273,108
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Premium on common stock	63,673	62,981
Retained earnings	262,022	262,457

Total common stockholder’s equity	418,995	418,738
Commitments and contingencies (see Note 4)

Total liabilities and equity	$1,022,080	$1,020,883

See disclosures regarding NSP-Wisconsin in the Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Operating revenues:
Electric utility	$492,734	$451,880	$987,223	$889,529
Natural gas utility	161,661	115,563	418,338	432,428
Electric trading margin	2,062	1,283	11	(2,317)
Steam and other	4,722	5,213	11,370	12,978

Total operating revenues	661,179	573,939	1,416,942	1,332,618
Operating expenses:
Electric fuel and purchased power	274,922	196,775	530,717	405,943
Cost of natural gas sold and transported	97,283	50,862	252,190	261,706
Cost of sales — steam and other	2,729	2,275	6,427	3,800
Other operating and maintenance expenses	115,972	105,460	230,740	222,778
Depreciation and amortization	62,004	64,094	120,647	128,658
Taxes (other than income taxes)	22,855	20,440	43,036	42,711
Special charges (see Note 2)	—	—	—	131

Total operating expenses	575,765	439,906	1,183,757	1,065,727

Operating income	85,414	134,033	233,185	266,891
Other income (expense):
Interest income	1,570	274	2,011	370
Other nonoperating income	4,321	2,851	5,883	4,130
Nonoperating expense	(4,213)	(2,145)	(7,417)	(4,612)

Total other income (expense)	1,678	980	477	(112)
Interest charges and financing costs:
Interest charges — net of amounts capitalized (including financing costs of $2,199, $869, $3,915 and $1,738, respectively)	40,679	32,459	76,596	60,114
Distributions on redeemable preferred securities of subsidiary trusts	3,686	3,572	7,372	7,372

Total interest charges and financing costs	44,365	36,031	83,968	67,486
Income before income taxes	42,727	98,982	149,694	199,293
Income taxes	9,073	36,621	45,953	70,240

Net income	$33,654	$62,361	$103,741	$129,053

See disclosures regarding PSCo in the Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Six Months Ended June 30,

	2003	2002

Operating activities:
Net income	$103,741	$129,053
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	125,550	133,089
Deferred income taxes	63,515	23,103
Amortization of investment tax credits	(3,666)	(2,189)
Allowance for equity funds used during construction	(3,387)	(21)
Change in accounts receivable	(16,068)	38,128
Change in unbilled revenue	70,310	103
Change in recoverable natural gas and electric costs	(52,621)	(75,615)
Change in inventories	43,713	6,162
Change in other current assets	(24,643)	(12,177)
Change in accounts payable	(49,448)	(37,290)
Change in other current liabilities	(17,807)	90,586
Change in other noncurrent assets	(4,002)	(16,734)
Change in other noncurrent liabilities	26,015	22,035

Net cash provided by operating activities	261,202	298,233
Investing activities:
Capital/construction expenditures	(175,390)	(223,915)
Allowance for equity funds used during construction	3,387	21
Proceeds from sale of property	4,114	13,547
Other investments — net	(25,565)	(6,207)

Net cash used in investing activities	(193,454)	(216,554)
Financing activities:
Short-term borrowings (repayments) — net	410,804	(30,448)
Repayment of long-term debt, including reacquisition premiums	(596,819)	(2,625)
Proceeds from the issue of long term debt	247,252	—
Capital contributions from parent	1,490	54,749
Dividends paid to parent	(119,396)	(108,869)

Net cash used in financing activities	(56,669)	(87,193)
Net increase (decrease) in cash and cash equivalents	11,079	(5,514)
Cash and cash equivalents at beginning of period	25,924	22,666

Cash and cash equivalents at end of period	$37,003	$17,152

See disclosures regarding PSCo in the Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2003	December 31,
	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$37,003	$25,924
Accounts receivable — net of allowance for bad debts of $14,754 and $13,685, respectively	191,757	165,743
Accounts receivable from affiliates	9,462	19,407
Accrued unbilled revenues	133,659	203,969
Recoverable purchased natural gas and electric energy costs	101,782	23,131
Materials and supplies inventories — at average cost	43,248	49,579
Fuel inventory — at average cost	25,763	25,366
Natural gas inventory — replacement cost in excess of LIFO: $38,658 and $20,502, respectively	47,899	85,679
Prepayments and other	43,836	15,992

Total current assets	634,409	614,790

Property, plant and equipment, at cost:
Electric utility plant	5,495,854	5,345,464
Natural gas utility plant	1,526,603	1,494,017
Construction work in progress	425,008	456,800
Other	622,675	624,764

Total property, plant and equipment	8,070,140	7,921,045
Less accumulated depreciation	(2,992,974)	(2,896,978)

Net property, plant and equipment	5,077,166	5,024,067

Other assets:
Other investments	28,238	12,319
Regulatory assets	233,133	238,600
Other	36,882	35,150

Total other assets	298,253	286,069

Total assets	$6,009,828	$5,924,926

See disclosures regarding PSCo in the Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2003	December 31,
	(Unaudited)	2002

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$177,114	$282,097
Short-term debt	500,000	88,074
Note payable to affiliate	14,020	15,142
Accounts payable	261,194	318,005
Accounts payable to affiliates	47,741	40,449
Taxes accrued	11,190	47,363
Accrued interest	40,317	44,391
Dividends payable to parent	59,269	60,550
Current portion of deferred income tax	55,349	22,298
Other	88,425	56,167

Total current liabilities	1,254,619	974,536

Deferred credits and other liabilities:
Deferred income taxes	577,933	553,006
Deferred investment tax credits	72,971	74,987
Regulatory liabilities	44,487	45,707
Minimum pension liability	104,773	104,773
Benefit obligations and other	78,356	74,335
Customers advances for construction	172,586	142,992

Total deferred credits and other liabilities	1,051,106	995,800

Long-term debt	1,739,538	1,782,128
Mandatorily redeemable preferred securities of subsidiary trust	—	194,000
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Premium on common stock	1,653,774	1,652,284
Retained earnings	416,623	430,997
Accumulated other comprehensive income (loss)	(105,832)	(104,819)

Total common stockholder’s equity	1,964,565	1,978,462
Commitments and contingencies (see Note 4)

Total liabilities and equity	$6,009,828	$5,924,926

See disclosures regarding PSCo in the Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Operating revenues	$284,342	$266,917	$528,939	$478,609
Operating expenses:
Electric fuel and purchased power	170,416	158,399	310,604	256,375
Other operating and maintenance expenses	38,186	38,370	81,030	77,886
Depreciation and amortization	21,797	21,287	43,309	43,291
Taxes (other than income taxes)	11,557	14,219	23,287	25,977
Special charges (see Note 2)	—	—	—	5,321

Total operating expenses	241,956	232,275	458,230	408,850

Operating income	42,386	34,642	70,709	69,759
Other income (expense):
Interest income	(215)	76	923	791
Other nonoperating income	1,118	226	1,695	1,362
Nonoperating expense	(36)	(51)	(71)	(54)

Total other income (expense)	867	251	2,547	2,099
Interest charges and financing costs:
Interest charges — net of amounts capitalized (including financing costs of $1,790, $1,534, $3,429 and $3,069, respectively)	10,674	11,442	22,406	22,834
Distributions on redeemable preferred securities of subsidiary trust	1,962	1,962	3,925	3,925

Total interest charges and financing costs	12,636	13,404	26,331	26,759

Income before income taxes	30,617	21,489	46,925	45,099
Income taxes	11,720	8,060	17,937	16,922

Net income	$18,897	$13,429	$28,988	$28,177

See disclosures regarding SPS in the Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Six Months Ended June 30,

	2003	2002

Operating activities:
Net income	$28,988	$28,177
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	46,860	51,397
Deferred income taxes	10,800	300
Amortization of investment tax credits	(125)	(125)
Allowance for equity funds used during construction	(1,680)	(496)
Change in recoverable electric energy costs	(25,646)	—
Change in accounts receivable	(4,346)	(47,305)
Change in inventories	(1,932)	(1,846)
Change in other current assets	(3,796)	34,790
Change in accounts payable	17,474	3,375
Change in other current liabilities	(17,364)	(46,083)
Change in other noncurrent assets	(9,846)	(23,856)
Change in other noncurrent liabilities	3,683	22,527

Net cash provided by operating activities	43,070	20,855
Investing activities:
Capital/construction expenditures	(50,959)	(19,023)
Allowance for equity funds used during construction	1,680	496
Other investments — net	250	(2,937)

Net cash used in investing activities	(49,029)	(21,464)
Financing activities:
Short-term borrowings — net	—	15,000
Capital contributions from parent	1,391	615
Dividends paid to parent	(49,077)	(60,969)

Net cash used in financing activities	(47,686)	(45,354)
Net decrease in cash and cash equivalents	(53,645)	(45,963)
Cash and cash equivalents at beginning of period	60,700	65,499

Cash and cash equivalents at end of period	$7,055	$19,536

See disclosures regarding SPS in the Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2003	December 31,
	(Unaudited)	2002

ASSETS
Current assets:
Cash and cash equivalents	$7,055	$60,700
Accounts receivable — net of allowance for bad debts of $1,985 and $1,559, respectively	53,505	49,460
Accounts receivable from affiliates	23,088	22,787
Accrued unbilled revenues	57,992	52,999
Recoverable electric energy costs	42,085	16,439
Materials and supplies inventories — at average cost	18,511	17,231
Fuel inventory — at average cost	1,974	1,322
Prepayments and other	4,862	6,059

Total current assets	209,072	226,997

Property, plant and equipment, at cost:
Electric utility plant	3,088,259	3,076,970
Construction work in progress	89,864	64,908

Total property, plant and equipment	3,178,123	3,141,878
Less accumulated depreciation	(1,366,054)	(1,338,340)

Net property, plant and equipment	1,812,069	1,803,538

Other assets:
Other investments	14,132	14,382
Intangible assets	40,063	—
Regulatory assets	102,612	105,404
Prepaid pension asset	55,843	105,044
Other	9,194	9,979

Total other assets	221,844	234,809

Total assets	$2,242,985	$2,265,344

See disclosures regarding SPS in the Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(Thousands of Dollars)

	June 30, 2003	December 31,
	(Unaudited)	2002

LIABILITIES AND EQUITY
Current liabilities:
Accounts payable	$89,429	$73,536
Accounts payable to affiliates	11,185	9,604
Taxes accrued	6,104	24,107
Accrued interest	7,634	7,630
Dividends payable to parent	24,242	24,427
Current portion of deferred income tax	18,878	13,034
Other	24,479	23,649

Total current liabilities	181,951	175,987

Deferred credits and other liabilities:
Deferred income taxes	388,694	399,800
Deferred investment tax credits	4,092	4,217
Regulatory liabilities	2,292	2,363
Derivative instrument valuation — at market	9,918	6,008
Minimum pension liability	20,839	—
Benefit obligations and other	26,280	22,597

Total deferred credits and other liabilities	452,115	434,985

Long-term debt	725,806	725,662
Mandatorily redeemable preferred securities of subsidiary trust	100,000	100,000
Common stock — authorized 200 shares of $1.00 par value; outstanding 100 shares	—	—
Premium on common stock	412,720	411,329
Retained earnings	402,073	421,976
Accumulated other comprehensive income (loss)	(31,680)	(4,595)

Total common stockholder’s equity	783,113	828,710
Commitments and contingencies (see Note 4)

Total liabilities and equity	$2,242,985	$2,265,344

See disclosures regarding SPS in the Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS (collectively referred to as the Utility Subsidiaries of Xcel Energy) as of June 30, 2003, and Dec. 31, 2002; the results of their operations for the three and six months ended June 30, 2003 and 2002; and their cash flows for the six months ended June 30, 2003 and 2002. Due to the seasonality of electric and natural gas sales of Xcel Energy’s Utility Subsidiaries, interim results are not necessarily an appropriate base from which to project annual results.

The accounting policies of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are set forth in Note 1 to their financial statements in their respective Annual Reports on Form 10-K for the year ended Dec. 31, 2002. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-Ks.

Certain items in the 2002 income statements have been reclassified to conform to the presentation disclosed in the 2002 Annual Report on Form 10-K. These reclassifications had no effect on stockholder’s equity or net income as previously reported. The reclassifications were primarily to conform the presentation of all consolidated Xcel Energy subsidiaries to a standard corporate presentation.

1.     Accounting Changes — Asset Retirement Obligations (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

The Utility Subsidiaries of Xcel Energy adopted Statement of Financial Accounting Standard (SFAS) No. 143 — “Accounting for Asset Retirement Obligations” (SFAS No. 143) effective Jan. 1, 2003. As required by SFAS No. 143, future plant decommissioning obligations were recorded as a liability at fair value as of Jan. 1, 2003, with a corresponding increase to the carrying values of the related long-lived assets. This liability will be increased over time by applying the interest method of accretion to the liability, and the capitalized costs will be depreciated over the useful life of the related long-lived assets. The adoption of the statement had no income statement impact, as the cumulative effect adjustments required under SFAS No. 143 have been deferred through the establishment of a regulatory asset pursuant to SFAS No. 71 — “Accounting for the Effects of Certain Types of Regulation.”

NSP-Minnesota

Asset retirement obligations were recorded for the decommissioning of two NSP-Minnesota nuclear generating plants, the Monticello plant and the Prairie Island plant. A liability was also recorded for the decommissioning of an NSP-Minnesota steam production plant, the Pathfinder plant. Monticello began operation in 1971 and is licensed to operate until 2010. Prairie Island units 1 and 2 began operation in 1973 and 1974, respectively, and are licensed to operate until 2013 and 2014, respectively. Pathfinder operated as a steam production peaking facility from 1969 through June of 2000.

A summary of the accounting for the initial adoption of SFAS No. 143 by NSP-Minnesota on Jan. 1, 2003 is as follows:

	Increase (decrease) in:

	Plant	Regulatory	Long-Term
(Thousands of Dollars)	Assets	Assets	Liabilities

Reflect retirement obligation when liability incurred	$130,659	$—	$130,659
Record accretion of liability to adoption date	—	731,709	731,709
Record depreciation of plant to adoption date	(110,573)	110,573	—
Reclassify pre-adoption accumulated depreciation	662,411	(662,411)	—

Net impact of SFAS No. 143 on balance sheet	$682,497	$179,871	$862,368

A reconciliation of the beginning and ending aggregate carrying amount of NSP-Minnesota’s asset retirement obligations recorded under SFAS No. 143 is shown in the table below for the six months ending June 30, 2003.

	Beginning			Accretion in	Revisions	Ending
	Balance	Liabilities	Liabilities	Depreciation	To Prior	Balance
(Thousands of Dollars)	Jan. 1, 2003	Incurred	Settled	Expense	Estimates	June 30, 2003

Steam plant retirement	$2,725	$—	$—	$66	$—	$2,791
Nuclear plant decommissioning	859,643	—	—	27,286	—	886,929

Total liability	$862,368	$—	$—	$27,352	$—	$889,720

The adoption of SFAS No. 143 resulted in the recording of a capitalized plant asset of $131 million for the discounted cost of asset retirement as of the date the liability was incurred. Accumulated depreciation on this additional capitalized cost through the date of adoption of SFAS No. 143 was $111 million. A regulatory asset of $842 million was recognized for the accumulated SFAS No. 143 costs recognized for accretion of the initial liability and depreciation of the additional capitalized cost through adoption date. This regulatory asset was partially offset by $662 million for the reversal of the decommissioning costs previously accrued in accumulated depreciation for these plants prior to the implementation of SFAS No. 143. The net regulatory asset of $180 million at Jan. 1, 2003 reflects the excess of costs that would have been recorded in expense under SFAS No. 143 over the amount of costs recorded consistent with ratemaking cost recovery for NSP-Minnesota. We expect this regulatory asset to reverse over time since the costs to be accrued under SFAS No. 143 are the same as the costs to be recovered through current NSP-Minnesota ratemaking. Consequently, no cumulative effect adjustment to earnings or shareholders’ equity has been recorded for the adoption of SFAS No. 143 in 2003 as all such effects have been deferred as a regulatory asset.

The pro-forma liability to reflect amounts as if SFAS No. 143 had been applied as of Dec. 31, 2002, was $862 million, the same as the Jan. 1, 2003 amounts discussed previously. The pro-forma liability to reflect adoption of SFAS No. 143 as of Jan. 1, 2002, the beginning of the earliest period presented, was $810 million.

Pro-forma net income and earnings per share have not been presented for the years ended Dec. 31, 2002 because the pro-forma application of SFAS No. 143 to prior periods would not have changed net income due to the regulatory deferral of any differences of past cost recognition and SFAS No. 143 methodology, as discussed previously.

The fair value of the assets legally restricted for purposes of settling the nuclear asset retirement obligations is $835 million as of June 30, 2003.

NSP-Minnesota, NSP-Wisconsin, PSCo and SPS

The adoption of SFAS No. 143 in 2003 will also affect accrued plant removal costs for other generation, transmission and distribution facilities for the Utility Subsidiaries. Although SFAS No. 143 does not recognize the future accrual of removal costs as a Generally Accepted Accounting Principles liability, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long periods over which the amounts were accrued and the changing of rates through time, the Utility Subsidiaries have estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Accordingly, the estimated amounts of future removal costs, which are considered regulatory liabilities under SFAS No. 143 that are accrued in accumulated depreciation, are as follows at Jan. 1, 2003:

(Millions of Dollars)
NSP-Minnesota	$304
NSP-Wisconsin	$70
PSCo.	$329
SPS	$97

2.     Special Charges (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Regulatory Recovery Adjustment (2002) — During the first quarter of 2002, SPS wrote off approximately $5 million, or 1 cent per share, of restructuring costs relating to costs incurred to comply with legislation requiring a transition to retail competition in Texas, which was subsequently amended to delay the required transition.

Utility Restaffing (2002) — During the fourth quarter of 2001, Xcel Energy recorded an estimated liability for expected staff consolidation costs for an estimated 500 employees in several utility operating and corporate support areas of Xcel Energy. In the first quarter of 2002, the identification of affected employees was completed and additional pretax special charges of $9 million were expensed for the final costs of the utility-related staff consolidations. Approximately, $6 million of these restaffing costs were allocated to the Utility Subsidiaries. All 564 of accrued staff terminations have occurred.

The following table summarizes the activity related to accrued restaffing special charges for the first six months of 2003:

	Dec. 31, 2002	Accrued		June 30, 2003
(Thousands of Dollars)	Liability*	Special Charges	Payments	Liability*

Employee severance and related costs for Utility Subsidiaries:
NSP-Minnesota	$1,567	$—	$(1,263)	$304
NSP-Wisconsin	171	—	(132)	39
PSCo	267	—	(248)	19
SPS	250	—	(227)	23

Total accrued special charges	$2,255	$—	$(1,870)	$385

*	Reported on the balance sheets in other current liabilities.

3.     Regulation (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

NSP-Minnesota Service Quality Investigation — As previously reported, the Minnesota Public Utilities Commission (MPUC) directed the Office of the Attorney General and the Department of Commerce (state agencies) to investigate the accuracy of NSP-Minnesota’s reliability records. On Aug. 4, 2003, the state agencies jointly filed with the MPUC a report issued by Fraudwise, an investigation firm. Fraudwise had previously been engaged by the state agencies to investigate the validity of allegations involving the integrity of NSP-Minnesota’s service quality reporting. The findings of the Aug. 4, 2003 report are generally consistent with the previously disclosed findings in Fraudwise’s preliminary report that our record keeping contains inconsistencies and misstatements and that it would be nearly impossible to establish the magnitude of misstatements in the record keeping system. The report also states that NSP-Minnesota’s records were unreliable and appear to have been manipulated by a small number of employees to ensure compliance with state-imposed standards. NSP-Minnesota is continuing its internal review of these matters and has taken certain remedial actions to address the record keeping deficiencies. The MPUC has indicated that it is reviewing the report and expects to have a hearing on the matters addressed in the report within two to four months.

The South Dakota Public Utilities Commission (SDPUC) recently indicated an intention to open an investigation into service quality issues. In particular, the investigation would focus on NSP-Minnesota operations in the Sioux Falls area, which has experienced a number of recent power outages. NSP-Minnesota is working with the SDPUC to provide information and to answer inquiries regarding service quality. No docket has been opened.

Midwest Independent Transmission System Operator, Inc. (MISO) Electric Market Initiative (NSP-Minnesota and NSP-Wisconsin) - On July 25, 2003, MISO filed proposed changes to its regional open access transmission tariff to implement a new transmission and energy markets tariff that would establish certain wholesale energy and transmission service markets based on locational marginal cost pricing (LMP) effective in 2004. NSP-Minnesota and NSP-Wisconsin presently receive transmission services from MISO for service to their retail loads and would be subject to the new tariff, if approved by the Federal Energy Regulatory Commission (FERC). Xcel Energy continues to review the filing, but believes the new tariff, if approved by the FERC, could have a material effect on wholesale power supply or transmission service costs to NSP-Minnesota and NSP-Wisconsin beginning in 2004.

NSP-Wisconsin General Rate Case — On June 1, 2003, NSP-Wisconsin filed its required biennial rate application with the Public Service Commission of Wisconsin (PSCW) requesting no change in Wisconsin retail electric and natural gas base rates. NSP-Wisconsin requested the PSCW approve its application without hearing, pending completion of the Staff’s audit. An order is expected by the end of the year.

FERC Investigation Against All Wholesale Electric Sellers/California Refund Proceedings (PSCo) On June 25, 2003, the FERC issued a series of orders addressing the California electricity markets. Two of these were show cause orders. In the first show cause order, the FERC found that 24 entities may have worked in concert through partnerships, alliances or other arrangements to engage in activities that constitute gaming and/or anomalous market behavior. The FERC initiated the proceedings against these 24 entities requiring that they show cause why their behavior did not constitute gaming and/or anomalous market behavior. PSCo was not named in this order. In a second show cause order, the FERC indicated that various California parties, including the California Independent System Operator (CAISO), have alleged that 43 entities individually engaged in one or more of seven specific types of practices that the FERC has identified as constituting gaming or anomalous market behavior within the meaning of the CAISO and California Power Exchange tariffs. PSCo was listed in an attachment to that show cause order as having been alleged to have engaged in one of the seven identified practices, namely circular scheduling. In the second show cause order, FERC required the CAISO to provide the named entities with “all of the specific transaction data” for each of the seven practices. The CAISO provided that information on July 16, 2003. This data does not list PSCo as among the entities that allegedly engaged in circular scheduling. PSCo may have been named in the show cause order because of a trader telephone conversation transcript that PSCo had previously submitted to the FERC. This transcript was cited in witnesses testimony filed with FERC. The circular scheduling reference in the transcript was by a trader from another company discussing a transaction that did not involve PSCo. PSCo is preparing a motion to dismiss.

Pacific Northwest FERC Refund Proceeding (PSCo) On June 25, 2003, the FERC terminated the proceeding without refunds or ordering further proceedings.

PSCo General Rate Case - In May 2002, PSCo filed a combined general retail electric, natural gas and thermal energy base rate case with the Colorado Public Utilities Commission (CPUC) as required in the merger approval agreement with the CPUC to form Xcel Energy. On April 4, 2003, a comprehensive settlement agreement between PSCo and all but one of the intervenors was executed and filed with the CPUC, which addressed all significant issues in the rate case. In summary, the settlement agreement, among other things, provides for:

•	annual base rate decreases of approximately $33 million for natural gas and $230,000 for electricity, including an annual reduction to electric depreciation expense of approximately $20 million, effective July 1, 2003;

•	an interim adjustment clause (IAC) that recovers 100 percent of prudently incurred 2003 electric fuel and purchased energy expense above the expense recovered through electric base rates during 2003. This clause is projected to recover energy costs totaling approximately $216 million in 2003;

•	a new electric commodity adjustment clause (ECA) for 2004-2006, with an $11.25-million cap on any cost sharing over or under an allowed ECA formula rate; and

•	an authorized return on equity of 10.75 percent for electric operations and 11.0 percent for natural gas and thermal energy operations.

In June 2003, the CPUC issued its initial written order approving the settlement agreement. The new rates were effective July 1, 2003. PSCo will now move to the phase II, rate design, portion of the case.

PSCo Fuel Adjustment Clause Proceedings - Certain wholesale electric sales customers of PSCo have filed complaints with the FERC alleging PSCo has been improperly collecting certain fuel and purchased energy costs through the wholesale fuel cost adjustment clause included in their rates. The FERC consolidated these complaints and set them for hearing and settlement judge procedures. In November 2002, the Chief Judge terminated settlement procedures after settlement was not reached. The complainants filed initial testimony in late April 2003 claiming the improper inclusion of fuel and purchased energy costs in the range of $40 million to $50 million related to the periods 1996 through 2002. PSCo submitted answer testimony in June 2003. The complainants filed rebuttal testimony on August 1, 2003, and current claims have been reduced, now estimated at approximately $30 million. PSCo believes its wholesale customers have not been improperly charged for these costs. The hearings at the FERC are scheduled to begin Aug. 14, 2003.

PSCo had a retail incentive cost adjustment (ICA) cost recovery mechanism in place for periods prior to calendar 2003, as disclosed in the 2002 Annual Report on Form 10-K. The CPUC conducted a proceeding to review and approve the incurred and recoverable 2001 costs under the ICA. In April 2003, the CPUC Staff and an intervenor filed testimony recommending disallowance of certain fuel and purchased energy costs, which, if granted, would result in a $30 million reduction in recoverable 2001 ICA costs. On July 10, 2003, a stipulation and settlement agreement was filed with the CPUC, which resolved all issues. Under the stipulation and settlement agreement, the recoverable costs for 2001 will be reduced by $1.6 million. The resulting impact on the reset of the allowed cost recovery and cost sharing under the ICA for 2002 was not significant. In addition, the stipulation and settlement agreement provides for a prospective rate design adjustment related to the maximum allowable natural gas hedging costs that will be a part of the electric commodity adjustment for 2004. Approval of the 2002 recoverable ICA costs will be conducted in a future proceeding.

At June 30, 2003, PSCo has recorded its deferred fuel and purchased energy costs based on the expected rate recovery of its costs as filed in the above rate proceedings, without the adjustments proposed by various parties. Pending the outcome of these regulatory proceedings, we cannot at this time determine whether any customer refunds or disallowances of PSCo’s deferred costs will be required other than as discussed above.

PSCo Electric Department Earnings Test Proceedings — PSCo has filed its annual electric department earnings test reports for calendar 2001 and 2002. In both years, PSCo did not earn above its allowed authorized return on equity and, accordingly, has not recorded any refund obligations. In the 2001 proceeding, the Office of Consumer Counsel has proposed that the $10.9 million gain on the sale of the Boulder Hydroelectric Project be excluded from 2001 earnings and that possible refund of the gain be addressed in a separate proceeding. A final decision on both proceedings is pending.

PSCo Gas Cost Prudence Review As previously reported, in May 2002, the staff of the CPUC filed testimony in PSCo’s gas cost prudence review case, recommending $6.1 million in disallowances of gas costs for the July 2000 through June 2001 gas purchase year. Hearings were held before an administrative law judge in July 2002. On February 10, 2003, the judge issued a recommended decision rejecting the proposed disallowances and approving PSCo’s gas costs for the subject gas purchase year as prudently incurred. On June 6, 2003, the CPUC issued its order denying exceptions to the administrative law judge’s recommended decision. The CPUC upheld the finding that PSCo was prudent and reasonable in its handling of the Western Natural Gas default in January 2001.

PSCo Wholesale General Rate Case — On June 19, 2003, PSCo filed a wholesale electric rate case with the FERC, proposing to increase the annual electric sales rates charged to wholesale customers, other than Cheyenne Light Fuel & Power Co., a wholly owned subsidiary of Xcel Energy, by approximately $9 million. Several wholesale customers intervened protesting the proposed increase. On Aug. 1, 2003, PSCo submitted a revised filing correcting an error in the calculation of income tax costs. The revised filing requests an approximately $2 million annual increase with new rates effective in January 2004, subject to refund.

Home Builders Association of Metropolitan Denver (PSCo) — In February 2001, Home Builders Association of Metropolitan Denver (HBA) sought an award in the amount of $13.6 million for PSCo’s failure to update its extension policy construction allowances from 1996 to 2002 under its tariff. An administrative law judge had ruled in January 2002 that HBA’s claims were barred. The CPUC reversed that decision and remanded the case. On May 15, 2003, an administrative law judge issued a recommended decision. On the remanded issues, the judge determined the HBA is able to seek an award of reparations on behalf of its member homebuilders. However, the judge further determined the construction allowance applied by PSCo from 1996 through 2002 was neither excessive nor discriminatory, and that HBA failed to meet its burden to show that its method of calculating reparations for the period 1996 through 2002 is proper.

SPS Texas Fuel Reconciliation, Fuel Factor and Fuel Surcharge Applications - In June 2002, SPS filed an application for the Public Utility Commission of Texas (PUCT) to retrospectively review the operations of the utility’s electric generation and fuel management activities. In this application, SPS filed its reconciliation for electric generation and fuel management activities, totaling approximately $608 million, from January 2000 through December 2001. In May 2003, a stipulation was approved by the PUCT. The stipulation resolves all issues regarding SPS’ fuel costs and wholesale trading activities through December 2001. SPS will withdraw, without prejudice, its request to share in 10 percent of margins from certain wholesale non-firm sales. SPS will recover $1.1 million from Texas customers for the proposed sharing of wholesale non-firm sales margins. The parties agreed that SPS would reduce its December 2001 fuel under-recovery balances by $5.8 million. Including the withdrawal of proposed margin sharing of wholesale non-firm sales, the net impact to SPS’ deferred fuel expense, before tax, is a reduction of $4.7 million.

In May 2003, SPS proposed to increase its voltage-level fuel factors to reflect increased fuel costs since the time SPS’ current fuel factors were approved in March 2002. The proposed fuel factors are expected to increase Texas annual retail revenues by approximately $60.2 million.

SPS also reported to the PUCT that it has under-collected its fuel costs under the current Texas retail fixed fuel factors. In the same May 2003 application, SPS proposed to surcharge $13.2 million and related interest for fuel cost under-recoveries incurred through March 2003. In June 2003, the Administrative Law Judge approved the increased fuel factors on an interim basis subject to hearings and completion of the case. The increased fuel factors became effective in July 2003. In July 2003, a unanimous settlement was reached adopting the surcharge and providing for the implementation of an expedited procedure for revising the fixed fuel factors on a semi-annual basis. The surcharge will be collected from customers over an eight-month period. In August 2003, the PUCT approved the settlement and the new proposed fuel cost recovery process and the surcharge will become effective in September 2003.

In July 2003, SPS filed a second fuel cost surcharge factor application in Texas to recover an additional $26 million of fuel cost under-recoveries accrued during April through June 2003. SPS proposed to surcharge its retail customers in Texas over a 12-month period. This new surcharge case is pending before the Texas State Office of Administrative Hearings.

SPS New Mexico Fuel Reconciliation and Fuel Factor Applications — On May 27, 2003 a hearing examiner issued a recommended decision on SPS’s fuel proceeding approving SPS utilizing a monthly fuel factor. SPS had been utilizing an annual fuel factor, which had allowed significant under-collections. The decision denied the intervernors’ request that all margins from off-system sales be credited to ratepayers. SPS will be obligated to file its next New Mexico fuel case two years after the recommended decision is approved. The recommended decision is subject to approval by the New Mexico Public Regulatory Commission.

TRANSLink Transmission Co., LLC (TRANSLink) — In June 2003, the MPUC held a joint hearing on the TRANSLink application, filed in December 2002. At the hearing, the MPUC deferred any decision. Instead, the MPUC indicated NSP-

Minnesota could submit a supplemental or revised application to explain certain recent changes to the proposal and to respond to a number of issues and questions posed by the MPUC advisory staff. No MPUC order will be issued, and no decision has been made regarding when the revised NSP-Minnesota filing will be submitted to the MPUC.

In 2002, SPS filed for PUCT and New Mexico Public Regulatory Commission approval to transfer functional control of its electric transmission system to TRANSLink, of which SPS would be a participant. In March 2003, the Southwest Power Pool and the MISO cancelled their planned merger to form a large mid-continent regional transmission organization (RTO). This development materially impacted SPS’ applications in Texas and New Mexico. SPS has withdrawn its applications in those two states while it evaluates new RTO arrangements.

Xcel Energy is considering these developments, as well as the proceedings in process in other jurisdictions, to evaluate the possible role of TRANSLink in providing transmission service in the Xcel Energy system.

4.     Commitments and Contingent Liabilities (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of them.

NSP-Minnesota Notice of Violation- On Dec. 10, 2001, the Minnesota Pollution Control Agency (MPCA) issued a notice of violation to NSP-Minnesota alleging air quality violations related to the replacement of a coal conveyor and violations of an opacity limitation at the A.S. King generating plant. The MPCA based its notice of violation in part on an environmental protection agency (EPA) determination that the replacement constituted reconstruction of an affected facility under the Clean Air Act’s New Source Review requirements. On June 27, 2003, the EPA rejected NSP-Minnesota’s request for reconsideration of that determination. The New Source Performance Standard for coal handling systems is unlikely to require the installation of any emission controls not currently in place on the plant. It may impose additional monitoring requirements that would not have material impact on NSP-Minnesota or its operations. In addition, the MPCA or EPA may impose civil penalties for violations of up to $27,500 per day per violation. NSP-Minnesota is working with the MPCA to resolve the notice of violation.

French Island (NSP-Wisconsin) — In June 2003, the Department of Justice lodged a consent decree settling the EPA’s claims against NSP-Wisconsin related to the French Island generating plant. The consent decree will become enforceable and, unless changed in response to comments received, NSP-Wisconsin will pay a penalty of $500,000. On Aug. 2, 2003, the comment period for the consent decree expired.

Other Environmental Contingencies - Xcel Energy’s Utility Subsidiaries have been or are currently involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, Xcel Energy’s Utility Subsidiaries are pursuing, or intend to pursue, insurance claims and believe they will recover some portion of these costs through such claims. Additionally, where applicable, Xcel Energy’s Utility Subsidiaries are pursuing, or intend to pursue, recovery from other potentially responsible parties and through the rate regulatory process. To the extent any costs are not recovered through the options listed above, Xcel Energy’s Utility Subsidiaries would be required to recognize an expense for such unrecoverable amounts in its consolidated financial statements.

St Cloud Gas Explosion (NSP-Minnesota) — As discussed previously in the Form 10-K for the period ending Dec. 31, 2002, 25 lawsuits have been filed as a result of a Dec. 11, 1998 gas explosion that killed four persons (including two employees of NSP-Minnesota), injured several others and damaged numerous buildings. Most of the lawsuits name as defendants, NSP-Minnesota, Seren, Cable Constructors, Inc. (CCI) (the contractor that struck the marked gas line) and Sirti, an architectural/engineering firm hired by Seren for its St. Cloud cable installation project. Recently, the court granted the plaintiffs’ request to amend the complaint to seek punitive damages against Seren and CCI. Presently, plaintiffs are bringing a similar motion against NSP-Minnesota. NSP-Minnesota maintains that this motion is without merit. Oral arguments are tentatively scheduled to be presented to the court on Sept. 12, 2003

Commodity Futures Trading Commission Investigation (PSCo) — On June 17, 2002, the Commodity Futures Trading Commission (CFTC) issued broad subpoenas to Xcel Energy on behalf of its affiliates, including PSCo, calling for production, among other things, of “all documents related to natural gas and electricity trading” (June 2002 subpoenas). Since that time, Xcel Energy has produced documents and other materials in response to numerous, more specific requests under the June 2002 subpoenas. Certain of these requests and Xcel Energy’s responses have concerned so-called “round-trip trades.” By a subpoena dated Jan. 29, 2003 and related letter requests (January 2003 subpoena), the CFTC has requested that Xcel Energy produce all documents related to all data submittals and documents provided to energy industry publications. Xcel Energy has produced documents and other materials in response to the January 2003 subpoena. Xcel Energy is cooperating in the CFTC investigation, but cannot predict the outcome of any investigation.

Golden Spread Electric Cooperative, Inc. (SPS) - In October 2001, Golden Spread Electric Cooperative, Inc. (Golden Spread) filed a complaint and request for investigation against SPS before the FERC. Golden Spread alleged SPS has violated provisions of a commitment and dispatch service agreement pursuant to which SPS conducts joint dispatch of SPS and Golden Spread resources. SPS filed a complaint against Golden Spread in which it has alleged that Golden Spread has failed to adhere to certain requirements of the commitment and dispatch service agreement. Both complaints were set for hearing and the FERC ordered settlement judge procedures. In May 2003, SPS and Golden Spread reached a settlement that was approved by the FERC in July 2003. The $5-million accrued costs for payments under the settlement have been deferred by SPS as they are for economic purchased energy and are recoverable from SPS customers through the respective jurisdictional fuel and purchased power cost recovery mechanisms.

Other - The circumstances set forth in Notes 13 and 14 to the financial statements in NSP-Minnesota’s, NSP-Wisconsin’s, PSCo’s and SPS’ Annual Reports on Form 10-K for the year ended Dec. 31, 2002, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. Following are unresolved contingencies, which are material to the financial position of Xcel Energy’s Utility Subsidiaries:

•	Tax Matters — Internal Revenue Service issue of Notice of Proposed Adjustment regarding the tax deductibility of corporate owned life insurance loan interest deductions taken by PSCo in tax years beginning in 1993.

5.     Short-Term Borrowings and Financing Activities (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

NSP-Minnesota

Financing Activity - At June 30, 2003, NSP-Minnesota had approximately $115 million of short-term debt outstanding at a weighted average interest rate of 2.51 percent.

In April 2003, NSP-Minnesota amended an existing shelf registration statement with $415 million of available debt to allow for the issuance of secured debt, in addition to unsecured debt.

On July 31, 2003, NSP-Minnesota redeemed $200 million of 7.875 percent Trust Originated Preferred Securities of NSP Financing I, its wholly owned subsidiary. The redemption price for each security was its $25 principal amount plus a $0.1695 unpaid distribution. NSP-Minnesota initially funded this redemption with cash on hand, availability under its credit facility and a short-term loan from the Xcel Energy holding company.

On Aug. 8, 2003, NSP-Minnesota issued $200 million of 2.875 percent first mortgage bonds due 2006 and $175 million of 4.75 percent first mortgage bonds due 2010. These issuances replaced first mortgage bonds, which matured in March and April of 2003, and helped fund the redemption of $200 million of Trust Originated Preferred Securities on July 31, 2003, which was initially funded as described above.

Dividend Restrictions — NSP-Minnesota has dividend restrictions imposed by state regulatory commissions, debt agreements and the SEC under the PUHCA limiting the amount of dividends NSP-Minnesota can pay to Xcel Energy. These restrictions include, but may not be limited to, the following:

•	maintenance of an equity ratio of 43.74 percent to 53.46 percent;

•	payment of dividends only from retained earnings; and

•	debt covenant restrictions under the credit agreement for debt and interest coverage ratios.

NSP-Wisconsin

Dividend Restrictions — NSP-Wisconsin has dividend restrictions imposed by state regulatory commissions, debt agreements and the SEC under the PUHCA limiting the amount of dividends NSP-Wisconsin can pay to Xcel Energy. These restrictions include, but may not be limited to:

•	maintenance of an equity ratio of 52 percent to 57 percent; and

•	payment of dividends only from retained earnings.

PSCo

Financing Activity — In March 2003, PSCo issued $250 million of 4.875 percent first collateral trust bonds due 2013. The bonds were sold to qualified institutional buyers.

In April 2003, PSCo registered $500 million of additional debt securities to supplement the existing $300 million of already registered debt securities.

On June 30, 2003, PSCo redeemed its $145 million of 8.75 percent first mortgage bonds due March 1, 2022. The redemption price was 100 percent of the principal amount plus a 3.76 percent call premium and accrued interest.

On June 30, 2003, PSCo’s trust subsidiary PSCo Capital Trust I redeemed its $194 million of 7.60 percent Trust Originated Preferred Securities. The redemption price for each security was its $25 principal amount plus a $0.475 unpaid distribution.

The redemptions were temporarily funded from the $300 million short-term credit facility, the $350 million revolving credit facility, and cash on hand. PSCo expects to issue permanent financing of about $575 million during the third quarter of 2003.

     On June 30, 2003, PSCo had $500 million of short-term debt outstanding. $200 million was outstanding under its Revolving Credit Facility at 2.01 percent and $300 million was outstanding under its Bridge Credit Facility at 2.64 percent.

     Dividend Restrictions — PSCo has dividend restrictions imposed by state regulatory commissions, debt agreements and the SEC under the PUHCA limiting the amount of dividends PSCo can pay to Xcel Energy. These restrictions include, but may not be limited to, the following:

•	maintenance of a minimum equity ratio of 30 percent;

•	payment of dividends only from retained earnings; and

•	debt covenant restrictions under the credit agreement for debt and interest coverage ratios.

SPS

Dividend Restrictions — SPS has dividend restrictions imposed by state regulatory commissions, debt agreements and the SEC under the PUHCA limiting the amount of dividends SPS can pay to Xcel Energy. These restrictions include, but may not be limited to, the following:

•	maintenance of a minimum equity ratio of 30 percent;

•	payment of dividends only from retained earnings; and

•	debt covenant restrictions under the credit agreement for debt and interest coverage ratios.

SFAS No. 150 — In May 2003, the FASB issued SFAS No. 150 — “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity” (SFAS No. 150). SFAS No. 150 establishes standards for classifying and measuring as liabilities certain financial instruments that embody obligations of the issuer and have characteristics of both liabilities and equity, including:

•	instruments that represent, or are indexed to, an obligation to buy back the issuer’s shares, regardless whether the instrument is settled on a net-cash or gross physical basis;

•	mandatorily redeemable equity instruments;

•	written options that give the counterparty the right to require the issuer to buy back shares; and

•	forward contracts that require the issuer to purchase shares.

SFAS No. 150 must be applied immediately to instruments entered into or modified after May 31, 2003, and to all other instruments that exist beginning July 1, 2003. SPS has a special purpose subsidiary trust with outstanding mandatorily redeemable preferred securities of $100 million consolidated in SPS’ Consolidated Balance Sheets, which will be required to be classified as long-term debt as of July 1, 2003.

6.     Derivative Valuation and Financial Impacts (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

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

The impact of the components of SFAS No. 133 on Other Comprehensive Income, included in Stockholder’s Equity, are detailed in the following tables:

	Six Months Ended June 30, 2003

	NSP-	NSP-
(Millions of Dollars)	Minnesota	Wisconsin	PSCo	SPS

Balance at Jan. 1, 2003	$0.0	$0.0	$1.0	$(4.6)
After-tax net unrealized losses related to derivatives accounted for as hedges	(1.2)	(0.2)	(3.7)	(2.7)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	0.0	0.0	(0.2)	0.1

Accumulated other comprehensive loss before regulatory deferrals	(1.2)	(0.2)	(2.9)	(7.2)
Regulatory deferral of costs to be recovered*	1.2	0.2	2.9	0.0

Accumulated other comprehensive income (loss) related to SFAS No. 133 — June 30, 2003	$0.0	$0.0	$0.0	$(7.2)

*	In accordance with SFAS 71 — “Accounting for the Effects of Certain Types of Regulation,” certain costs/benefits have been deferred as they will be recovered in future periods from customers.

	Six Months Ended June 30, 2002

(Millions of Dollars)	NSP-Minnesota	PSCo	SPS

Balance at Jan. 1, 2002	$0.1	$(4.3)	$(4.4)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.6	9.0	0.9
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(0.3)	(5.0)	0.1

Accumulated other comprehensive income (loss) related to SFAS No. 133 — June 30, 2002	$0.4	$(0.3)	$(3.4)

Cash Flow Hedges

Xcel Energy’s Utility Subsidiaries enter into derivative instruments to manage their exposure to changes in commodity prices. These derivative instruments take the form of fixed-price, floating-price or index sales, or purchases and options, such as puts, calls and swaps. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income. At June 30, 2003, NSP-Minnesota, NSP-Wisconsin, PSCo and SPS had various commodity-related contracts deemed as cash flow hedges extending through 2009. Amounts deferred in Other Comprehensive Income are recorded as the hedged purchase or sales transaction is completed. This could include the physical purchases or sales of electric energy or the use of natural gas to generate electric energy. As of June 30, 2003, NSP-Minnesota, NSP-Wisconsin, PSCo and SPS had no gains or losses accumulated in Other Comprehensive Income that are expected to be recognized in earnings during the next 12 months as the hedged transaction occurs. However, due to the volatility of commodities markets, the value in Other Comprehensive Income will likely change prior to its recognition in earnings.

As required by SFAS No. 133, PSCo recorded gains of $0 and $0.9 million related to ineffectiveness on commodity cash flow hedges during the three months ended June 30, 2003 and 2002, respectively. PSCo recorded gains of $0 and $1.0 million related to ineffectiveness on commodity cash flow hedges during the six months ended June 30, 2003 and 2002, respectively.

SPS enters into interest rate swap instruments that effectively fix the interest payments on certain floating rate debt obligations. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. SPS expects to reclassify into earnings through June 2004 net losses from Other Comprehensive Income of approximately $0.9 million.

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

Pending Accounting Change

In April 2003, the Financial Accounting Standards Board (FASB) issued SFAS No. 149 — “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (SFAS No. 149). SFAS No. 149, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities under SFAS No. 133. SFAS No. 149 clarifies the discussion around initial net investment, clarifies when a derivative contains a financing component and amends the definition of an underlying to conform it to language used in FASB Interpretation No. 45. In addition, SFAS No. 149 also incorporates certain implementation issues of a derivative implementation group. The provisions of SFAS No. 149 are effective for contracts entered into or modified after June 30, 2003, and for hedging relationships designated after June 30, 2003. The guidance will be applied to hedging relationships on a prospective basis. The Utility Subsidiaries are currently assessing SFAS No. 149, but do not anticipate that it will have a material impact on consolidated results of operations, cash flows or financial position.

In June 2003, for purposes of determining the applicability of the normal purchases and normal sales scope exception, the FASB issued SFAS No. 133 Implementation Issue No. C20 as supplemental guidance to SFAS No. 133 Implementation Issue No. C11. The effective date of the Implementation guidance of Issue No. C20 is the first day for the first fiscal quarter beginning after July 10, 2003, which for Xcel Energy’s Utility Subsidiaries is the fourth quarter. The Utility Subsidiaries are currently in the process of reviewing and interpreting this guidance and do not currently anticipate any material adverse financial impact due to the implementation of Issue No. C20 guidance.

7.     Segment Information (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Xcel Energy’s Utility Subsidiaries each have two reportable segments, Electric Utility and Natural Gas Utility, with the exception of SPS, which has only an Electric Utility reportable segment. Trading operations are not a reportable segment; electric trading results are included in the Electric Utility segment. All Other represents activity of unregulated subsidiaries and other operations of the Utility Subsidiaries.

NSP-Minnesota

	Electric	Natural Gas	All	Consolidated
(Thousands of Dollars)	Utility	Utility	Other	Total

Three months ended June 30, 2003
Revenues from:
External customers	$573,481	$87,205	$4,744	$665,430
Internal customers	158	1,673	—	1,831

Total revenue	573,639	88,878	4,744	667,261
Segment net income	$23,704	$(4,829)	$766	$19,641
Three months ended June 30, 2002
Revenues from:
External customers	$561,828	$90,076	$5,231	$657,135
Internal customers	132	(294)	—	(162)

Total revenue	561,960	89,782	5,231	656,973
Segment net income	$41,247	$2,076	$(899)	$42,424
Six months ended June 30, 2003
Revenues from:
External customers	$1,161,603	$419,648	$10,938	$1,592,189
Internal customers	347	2,480	—	2,827

Total revenue	1,161,950	422,128	10,938	1,595,016
Segment net income	$48,543	$12,988	$2,561	$64,092
Six months ended June 30, 2002
Revenues from:
External customers	$1,102,647	$277,289	$11,964	$1,391,900
Internal customers	295	29	—	324

Total revenue	1,102,942	277,318	11,964	1,392,224
Segment net income	$61,964	$12,701	$792	$75,457

NSP-Wisconsin

	Electric	Natural Gas	All	Consolidated
(Thousands of Dollars)	Utility	Utility	Other	Total

Three months ended June 30, 2003
Revenues from:
External customers	$108,016	$15,814	$51	$123,881
Internal customers	32	473	—	505

Total revenue	108,048	16,287	51	124,386
Segment net income	$5,482	$(583)	$(52)	$4,847
Three months ended June 30, 2002
Revenues from:
External customers	$110,148	$18,240	$25	$128,413
Internal customers	41	605	—	646

Total revenue	110,189	18,845	25	129,059
Segment net income	$13,043	$(35)	$(590)	$12,418
Six months ended June 30, 2003
Revenues from:
External customers	$228,503	$79,680	$138	$308,321
Internal customers	71	1,040	—	1,111

Total revenue	228,574	80,720	138	309,432
Segment net income	$20,848	$3,906	$(53)	$24,701
Six months ended June 30, 2002
Revenues from:
External customers	$227,025	$58,539	$111	$285,675
Internal customers	86	700	—	786

Total revenue	227,111	59,239	111	286,461
Segment net income	$27,305	$3,870	$(806)	$30,369

PSCo

	Electric	Natural Gas	All	Consolidated
(Thousands of Dollars)	Utility	Utility	Other	Total

Three months ended June 30, 2003
Revenues from:
External customers	$494,721	$161,646	$4,722	$661,089
Internal customers	75	15	—	90

Total revenue	494,796	161,661	4,722	661,179
Segment net income	$21,268	$8,951	$3,435	$33,654
Three months ended June 30, 2002
Revenues from:
External customers	$453,094	$115,550	$5,213	$573,857
Internal customers	69	13	—	82

Total revenue	453,163	115,563	5,213	573,939
Segment net income	$53,443	$7,113	$1,805	$62,361
Six months ended June 30, 2003
Revenues from:
External customers	$987,091	$418,311	$11,370	$1,416,772
Internal customers	143	27	—	170

Total revenue	987,234	418,338	11,370	1,416,942
Segment net income	$56,982	$41,617	$5,142	$103,741
Six months ended June 30, 2002
Revenues from:
External customers	$887,092	$432,401	$12,978	$1,332,471
Internal customers	120	27	—	147

Total revenue	887,212	432,428	12,978	1,332,618
Segment net income	$85,264	$38,013	$5,776	$129,053

In 2003, the process to allocate common costs of the Electric and Natural Gas Utility segments was revised. Segment results for 2002 have been restated to reflect the revised cost allocation process.

SPS

SPS operates in the regulated electric utility industry, providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers were $284.3 million and $266.9 million for the three months ended June 30, 2003 and 2002, respectively. Revenues from external customers were $528.9 million and $478.6 million for the six months ended June 30, 2003 and 2002, respectively.

8.     Comprehensive Income (NSP-Minnesota, NSP-Wisconsin, PSCo, SPS)

NSP-Minnesota

The components of total comprehensive income are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions of Dollars)	2003	2002	2003	2002

Net income	$19.6	$42.4	$64.1	$75.5
Other comprehensive income:
After-tax net unrealized gains (losses) on derivatives accounted for as hedges (see Note 6)	(1.2)	0.7	(1.2)	0.6
After-tax net realized (gains) losses on derivative transactions reclassified into earnings (see Note 6)	—	(0.1)	—	(0.3)
Regulatory deferral of costs to be recovered	1.2	—	1.2	—

Other comprehensive income	—	0.6	—	0.3

Comprehensive income	$19.6	$43.0	$64.1	$75.8

The accumulated comprehensive income in stockholder’s equity at June 30, 2003 and 2002, relates to valuation adjustments on NSP-Minnesota’s derivative financial instruments and hedging activities, the related regulatory deferral and the mark-to-market components of NSP-Minnesota’s marketable securities.

NSP-Wisconsin

The components of total comprehensive income are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions of Dollars)	2003	2002	2003	2002

Net income	$4.8	$12.4	$24.7	$30.3
Other comprehensive income:
After-tax net unrealized gains (losses) on derivatives accounted for as hedges (see Note 6)	(0.2)	—	(0.2)	—
Regulatory deferral of costs to be recovered	0.2	—	0.2	—

Other comprehensive income	—	—	—	—

Comprehensive income	$4.8	$12.4	$24.7	$30.3

The accumulated comprehensive income in stockholder’s equity at June 30, 2003 and 2002, relates to valuation adjustments on NSP-Wisconsin’s derivative financial instruments and hedging activities, the related regulatory deferral and the mark-to-market components of NSP-Wisconsin’s marketable securities.

PSCo

The components of total comprehensive income are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions of Dollars)	2003	2002	2003	2002

Net income	$33.7	$62.4	$103.7	$129.1
Other comprehensive income:
After-tax net unrealized gains (losses) on derivatives accounted for as hedges (see Note 6)	(4.9)	0.3	(3.7)	9.0
After-tax net realized (gains) losses on derivative transactions reclassified into earnings (see Note 6)	(0.6)	(4.2)	(0.2)	(5.0)
Regulatory deferral of costs to be recovered	2.9	—	2.9	—

Other comprehensive income (loss)	(2.6)	(3.9)	(1.0)	4.0

Comprehensive income	$31.1	$58.5	$102.7	$133.1

The accumulated comprehensive income in stockholder’s equity at June 30, 2003 and 2002, relates to valuation adjustments on PSCo’s derivative financial instruments and hedging activities, the related regulatory deferral, the mark-to-market component of PSCo’s marketable securities and unrealized losses related to its minimum pension liability.

SPS

The components of total comprehensive income are shown below:

	Three Months Ended June 30,		Six Months Ended June 30,

(Millions of Dollars)	2003	2002	2003	2002

Net income	$18.9	$13.4	$29.0	$28.2
Other comprehensive income:
After-tax net unrealized gains (losses) on derivatives accounted for as hedges (see Note 6)	(3.1)	1.2	(2.7)	0.9
After-tax net realized (gains) losses on derivative transactions reclassified into earnings (see Note 6)	0.1	(0.1)	0.1	0.1
Minimum pension liability	(24.8)	—	(24.8)	—

Other comprehensive income (loss)	(27.8)	1.1	(27.4)	1.0

Comprehensive income (loss)	$(8.9)	$14.5	$1.6	$29.2

The accumulated comprehensive income in stockholder’s equity at June 30, 2003 and 2002, relates to valuation adjustments on SPS’ derivative financial instruments and hedging activities and unrealized losses related to its minimum pension liability.

9.     Nuclear Fuel Storage — Prairie Island Legislation (NSP-Minnesota)

On May 29, 2003, the Minnesota Legislature enacted legislation, which will enable NSP-Minnesota to store at least 12 more casks of spent fuel outside the Prairie Island nuclear generating plant, allowing NSP-Minnesota to continue to operate the facility and store spent-fuel there until the licenses with the Nuclear Regulatory Commission (NRC) expire in 2013 and 2014. The legislation transfers from the state Legislature to the MPUC the primary authority concerning future spent-fuel storage issues and allows for additional storage of spent nuclear fuel in the event the NRC extends the licenses of Prairie Island and the Monticello Nuclear generating plant and the MPUC grants a certificate of need for such additional storage without an affirmative vote from the state Legislature. The legislation requires Xcel Energy to add at least 300 megawatts of additional wind power by 2010 with an option to own 100 megawatts of this power.

The legislation also requires specified levels of payments to various third parties during the remaining operating life of the Prairie Island plant. These payments include: $2.25 million per year to the Prairie Island Tribal Community beginning in 2004; 5 percent of NSP-Minnesota’s conservation program expenditures (estimated at $2 million per year) to the University of Minnesota for renewable energy research; and an increase in funding commitments to the previously-established Renewable Development Fund from $500,000 per installed cask per year to a total of $16 million per year beginning in 2003. The legislation also designated $10 million in one-time grants to the University of Minnesota for additional renewable energy research, which is to be funded from commitments already made to the Renewable Development Fund. Nearly all of the cost increases to NSP-Minnesota from these required payments and funding commitments are expected to be recoverable in customer rates, mainly through existing cost recovery mechanisms. Funding commitments to the Renewable Development Fund would terminate after the Prairie Island plant discontinues operation unless the MPUC determines that Xcel Energy failed to make a good faith effort to move the waste, in which case NSP-Minnesota would have to make payments in the amount of $7.5 million per year.

10.     Pension Plan Change and Impacts (SPS)

In April 2003, Xcel Energy amended certain of its retirement plans to provide the same level of benefits to all non-bargaining employees of its utility and service company operations. While this change did not have a material impact on 2003 costs for the affected pension and retiree health plans, the increased obligations resulting from the plan amendment did create a minimum pension liability which was recorded in the second quarter of 2003. The additional pension obligation recorded by SPS increased noncurrent liabilities by approximately $21 million and reduced Accumulated Other Comprehensive Income, a component of shareholder’s equity, by approximately $25 million (net of related deferred tax effects of $14 million) during the quarter. The minimum pension liability adjustment also increased SPS’ noncurrent intangible assets by approximately $40 million due to the recording of unamortized prior service costs, and reduced its previously recorded prepaid pension assets accordingly.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•	general economic conditions, including their impact on capital expenditures and the ability of Xcel Energy’s Utility Subsidiaries to obtain financing on favorable terms;

•	business conditions in the energy industry;

•	competitive factors, including the extent and timing of the entry of additional competition in the markets served by the Utility Subsidiaries of Xcel Energy;

•	unusual weather;

•	state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rate structures and affect the speed and degree to which competition enters the electric and natural gas markets;

•	risks associated with the California and other western power markets; and

•	the other risk factors listed from time to time by the Utility Subsidiaries of Xcel Energy in reports filed with the Securities and Exchange Commission (SEC), including Exhibit 99.01 to this Report on Form 10-Q for the quarter ended June 30, 2003.

Financial Market Risks

The Utility Subsidiaries of Xcel Energy are exposed to market risks, including changes in commodity prices and interest rates as disclosed in Management’s Discussion and Analysis in their annual reports on Form 10-K for the year ended Dec. 31, 2002. Commodity price and interest rate risks for the Utility Subsidiaries of Xcel Energy are mitigated in most jurisdictions due to cost-based rate regulation. At June 30, 2003, there were no material changes in the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2002, in Item 7A of their annual reports on Form 10-K.

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

Xcel Energy’s Utility Subsidiaries use a value-at-risk (VaR) model to assess the market risk of their fixed price purchase and sales commitments, physical forward contracts and commodity derivative instruments. VaR for hedges associated with generating assets and commodity contracts, assuming a five-day holding period for electricity and a two-day holding period for natural gas, for the three months ended June 30, 2003, is as follows:

	Period Ended	Change from
(Millions of Dollars)	June 30, 2003	March 31, 2003	VaR Limit	Average	High	Low

Electric Commodity Trading (1)	$0.90	$0.29	$6.0	$0.69	$1.00	$0.41

(1)	Comprises transactions for both NSP-Minnesota and PSCo.

Energy Trading and Hedging Activities

Xcel Energy’s Utility Subsidiaries engage in energy trading activities that are accounted for in accordance with SFAS No. 133, as amended. The Utility Subsidiaries make wholesale purchases and sales of electricity, natural gas and related energy trading products, and also engage in a limited number of wholesale commodity transactions. The Utility Subsidiaries utilize forward contracts for the purchase and sale of electricity and capacity, over-the-counter swap contracts, exchange-traded natural gas futures and options, transmission contracts, natural gas transportation contracts and other physical and financial contracts.

For the period ended June 30, 2003, these contracts, with the exception of transmission and natural gas transportation contracts, were marked to market in accordance with Emerging Issues Task Force (EITF) 02-3 and SFAS No. 133. Changes in fair value of energy trading contracts that do not qualify for hedge accounting treatment are recorded in income in the reporting period in which they occur.

As of June 30, 2003, the sources of fair value of the energy trading and hedging net assets are as follows:

Trading Contracts

	Futures/Forwards

	Source of	Maturity Less	Maturity	Maturity	Maturity Greater	Total Futures/
(Thousands of Dollars)	Fair Value	Than 1 Year	1 to 3 Years	4 to 5 Years	Than 5 Years	Forwards Fair Value

NSP-Minnesota	1	$(472)	$—	$—	$—	$(472)
	2	2,283	—	—	—	2,283
PSCo	1	(1,331)	—	—	—	(1,331)
	2	1,701	—	—	—	1,701

Total Futures/Forwards Fair Value		$2,181	$—	$—	$—	$2,181

Hedge Contracts

	Futures/Forwards

	Source of	Maturity Less	Maturity	Maturity	Maturity Greater	Total Futures/
(Thousands of Dollars)	Fair Value	Than 1 Year	1 to 3 Years	4 to 5 Years	Than 5 Years	Forwards Fair Value

NSP-Minnesota	2	$(1,760)	$—	$—	$—	$(1,760)
NSP-Wisconsin	2	(304)	—	—	—	(304)
PSCo	1	1,047	—	—	—	1,047
	2	(9,230)	—	—	—	(9,230)

Total Futures/Forwards Fair Value		$(10,247)	$—	$—	$—	$(10,247)

	Options

	Source of	Maturity Less	Maturity	Maturity	Maturity Greater	Total Futures/
(Thousands of Dollars)	Fair Value	Than 1 Year	1 to 3 Years	4 to 5 Years	Than 5 Years	Forwards Fair Value

NSP-Minnesota	2	$(200)	$—	$—	$—	$(200)
PSCo	2	(311)	1,980			1,669

Total Futures/Forwards Fair Value		$(511)	$1,980	$—	$—	$1,469

1 — Prices actively quoted or based on actively quoted prices.

2 — Prices based on models and other valuation methods. These represent the fair value of positions calculated using internal models when directly and indirectly quoted external prices or prices derived from external sources are not available. Internal models incorporate the use of options pricing and estimates of the present value of cash flows based upon underlying contractual terms. The models reflect management’s estimates, taking into account observable market prices, estimated market prices in the absence of quoted market prices, the risk-free market discount rate, volatility factors, estimated correlations of energy commodity prices and contractual volumes. Market price uncertainty and other risks also are factored into the model.

In the above tables, only “hedge” transactions are included for NSP-Minnesota, NSP-Wisconsin and PSCo. “Normal purchases and sales” transactions have been excluded.

NSP-MINNESOTA MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

NSP-Minnesota’s net income was approximately $64.1 million for the first six months of 2003, compared with approximately $75.5 million for the first six months of 2002.

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

The following table details electric utility, short-term wholesale and electric commodity trading revenue and margin:

	Base		Electric
	Electric	Short-Term	Commodity	Consolidated
(Millions of Dollars)	Utility	Wholesale	Trading	Total

Six months ended June 30, 2003
Electric utility revenue	$1,094	$65	$—	$1,159
Electric fuel and purchased power	(380)	(34)	—	(414)
Electric trading revenue	—	—	28	28
Electric trading costs	—	—	(25)	(25)

Gross margin before operating expenses	$714	$31	$3	$748

Margin as a percentage of revenue	65.3%	47.7%	10.7%	63.0%
Six months ended June 30, 2002
Electric utility revenue	$1,053	$49	$—	$1,102
Electric fuel and purchased power	(343)	(34)	—	(377)
Electric trading revenue	—	—	18	18
Electric trading costs	—	—	(17)	(17)

Gross margin before operating expenses	$710	$15	$1	$726

Margin as a percentage of revenue	67.4%	30.6%	5.6%	64.8%

Base electric utility revenues increased by $41 million, or 3.9 percent, in the first six months of 2003, compared with the same period in 2002. Base electric utility margins increased by $4 million, or 0.6 percent in the first six months of 2003 when compared with the same period in 2002. The increase in revenues and margins reflects sales growth and the recovery in 2003 of increased electric fuel costs and of the 2003 $10-million renewable development fund payments (for which a corresponding charge to depreciation expense was recorded), through the fuel clause mechanism and interchange agreement with NSP-Wisconsin. These increases were offset by the impact of an electric rate reduction attributable to a Minnesota state property tax reduction and unfavorable weather.

Short-term wholesale margins increased in the first six months of 2003, compared with the first six months of 2002, primarily due to more favorable prices on electric sales to other utilities.

Natural Gas Utility Margins

The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Six Months Ended June 30,

(Millions of Dollars)	2003	2002

Natural gas utility revenue	$422	$277
Cost of natural gas sold and transported	(331)	(188)

Natural gas utility margin	$91	$89

Natural gas revenue increased by approximately $145 million, or 52.3 percent, in the first six months of 2003, primarily due to increases in the cost of natural gas, which are largely passed on to customers through various rate adjustment clauses. Natural gas margin for the first six months of 2003 increased by $2 million, or 2.2 percent, compared with the first six months of 2002, primarily due to sales growth and favorable weather in 2003, partially offset by lower margins from transportation services.

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expense increased by approximately $13.5 million, or 3.3 percent, for the first six months of 2003, compared with the first six months of 2002, primarily due to higher incentive and other employee benefit costs and a planned refueling outage at the Monticello nuclear plant.

Depreciation and Amortization Expense increased by approximately $17.7 million, or 10.2 percent, for the first six months of 2003, compared with the first six months of 2002, primarily due to $10 million of renewable development fund costs, which are largely recovered through NSP-Minnesota’s fuel clause mechanism and the interchange agreement with NSP-Wisconsin. Also, depreciation increased due to plant additions, including computer software.

As discussed in Note 2 to the Financial Statements, in the first quarter of 2002, pretax special charges of $4.3 million were expensed for the costs of staff consolidations. The charges related to severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy.

Other Income (Expense) — net decreased by $6.2 million, due primarily to a gain on the sale of property by a subsidiary of NSP-Minnesota, First Midwest Auto Park, in March 2002 and interest income of $4.2 million from a federal income tax settlement recorded in June 2002. These decreases from 2002 were partially offset by higher allowances for funds used during construction in 2003.

Interest charges and financing costs increased by approximately $27.3 million, or 78.8 percent, for the first six months of 2003, compared with the first six months of 2002. The increase is due to the issuance of long-term debt in July and August of 2002, as part of a financing plan to reduce the dependence on short-term debt.

Income tax expense decreased by approximately $27.4 million for the first six months of 2003, compared with the first six months of 2002. The effective tax rate for NSP-Minnesota was 26.3 percent in the first six months of 2003 and 40.0 percent in the same period of 2002. The change in the effective tax rate between years primarily reflects adjustments to 2002 and year-to-date 2003 state tax accruals recorded in 2003 related to updated income apportionment by state, a higher ratio of tax credits to lower income levels and NSP-Minnesota adjustments due to favorable income tax audit settlements in 2003.

NSP-WISCONSIN MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $24.7 million for the first six months of 2003, compared with $30.4 million for the first six months of 2002.

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

	Six Months Ended June 30,

(Millions of Dollars)	2003	2002

Total electric utility revenue	$229	$227
Electric fuel and purchased power	(112)	(105)

Total electric utility margin	$117	$122

Electric utility margin decreased by approximately $5 million, or 4.1 percent, in the first six months of 2003, compared with the first six months of 2002, primarily due to lower fuel cost recovery through rates and higher unit costs of fuel and purchased power in 2003. Sales growth, favorable weather in 2003, and higher billings to NSP-Minnesota for energy delivered and cost allocations partially offset the margin decreases.

Natural Gas Utility Margins

The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchase natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Six Months Ended June 30,

(Millions of Dollars)	2003	2002

Natural gas revenue	$81	$59
Cost of natural gas sold and transported	(62)	(43)

Natural gas utility margin	$19	$16

Natural gas revenue for the first six months of 2003 increased by approximately $22 million, or 37.3 percent, compared with the first six months of 2002, primarily due to significant increases in the cost of natural gas, which is largely recovered through various purchased natural gas cost recovery mechanisms. Natural gas margin increased by approximately $3 million, or 18.8 percent, in the first six months of 2003 due to sales growth and more favorable weather conditions in 2003.

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expense for the first six months of 2003 increased by approximately $3.2 million, or 6.5 percent, compared with the first six months of 2002, primarily due to higher incentive and other benefit costs partially offset by lower transmission interchange charges from NSP-Minnesota.

Depreciation and Amortization Expense increased by approximately $1.3 million, or 5.9 percent, in the first six months of 2003, compared with the first six months of 2002, primarily due to capital additions to utility plant.

As discussed in Note 2 to the Financial Statements, in the first quarter of 2002, pretax special charges of $0.5 million were expensed for the costs of staff consolidations. The charges related to severance costs for utility operations resulting from restaffing plans of several operating and corporate support areas of Xcel Energy.

PSCo’s MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

PSCo’s net income was $103.7 million for the first six months of 2003, compared with $129.1 million for the first six months of 2002.

Electric Utility and Commodity Trading Margins

Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel clause cost recovery mechanisms for retail customers in Colorado, most fluctuations in energy costs do not materially affect electric margin In addition energy cost recovery mechanisms, PSCo has other adjustment clauses that allow certain costs to be passed through to retail customers.

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

The following table details electric utility, short-term wholesale and electric trading revenue and margin.

	Base		Electric
	Electric	Short-Term	Commodity	Consolidated
(Millions of Dollars)	Utility	Wholesale	Trading	Total

Six months ended June 30, 2003
Electric utility revenue	$955	$32	$—	$987
Electric fuel and purchased power	(497)	(34)	—	(531)
Electric trading revenue	—	—	104	104
Electric trading costs	—	—	(104)	(104)

Gross margin before operating expenses	$458	$(2)	$—	$456

Margin as a percentage of revenue	48.0%	(6.3)%	—%	41.8%
Six months ended June 30, 2002
Electric utility revenue	$860	$30	$—	$890
Electric fuel and purchased power	(375)	(31)	—	(406)
Electric trading revenue	—	—	790	790
Electric trading costs	—	—	(792)	(792)

Gross margin before operating expenses	$485	$(1)	$(2)	$482

Margin as a percentage of revenue	56.4%	(3.3)%	(0.3)%	28.7%

Base electric utility revenues increased approximately $95 million, or 11.0 percent, in the first six months of 2003 compared with the first six months of 2002 due mainly to higher cost recovery levels under the IAC in 2003.

Base electric utility margin decreased by approximately $27 million, or 5.6 percent, in the first six months of 2003, compared with the first six months of 2002. The lower base electric margins reflect higher demand costs, which are not recoverable under the IAC, the positive impact of incentive cost adjustment mechanisms in 2002 and unfavorable weather in 2003. Sales growth and the implementation of an air-quality improvement rider for the recovery of investments and related costs to improve air quality in Colorado partially offset the margin decrease in 2003.

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

	Six Months Ended June 30,

(Millions of Dollars)	2003	2002

Natural gas revenue	$418	$432
Cost of natural gas sold and transported	(252)	(262)

Natural gas utility margin	$166	$170

Natural gas revenue for the first six months of 2003 decreased by approximately $14 million, or 3.3 percent, compared with the first six months of 2002, largely due to lower revenues recognized for cost recovery levels approved under the GCA. Natural gas margin for the first six months of 2003 decreased by approximately $4 million, or 2.4 percent, compared with the first six months of 2002, primarily due to warmer winter weather, which is less favorable for natural gas sales. GCA recovery was lower in 2003 despite higher natural gas costs in 2003 compared to 2002. Costs not recovered currently are deferred to future periods when GCA recovery is provided.

Non-Fuel Operating Expense and Other Items

Other Operation and Maintenance for the six months ended June 30, 2003 increased by approximately $8.0 million, or 3.6 percent, compared to 2002 due to higher incentive and other employee benefit costs, partly offset by lower outage related costs and timing of expenses.

Depreciation and Amortization Expense decreased by approximately $8.0 million, or 6.2 percent, for the first six months of 2003 compared with the first six months of 2002, primarily due to decreased amortization of capitalized software and to depreciation of Arapahoe plant units 1and 2 ending at Dec. 31, 2002.

Interest expense increased by approximately $16.5 million, or 27.4 percent, for the first six months of 2003 compared with the first six months of 2002. Increased interest costs reflect higher debt levels in 2003 and higher interest rates on recent debt issues.

Income tax expensed decreased by $24.3 million for the first six months of 2003 compared with the same period in 2002. The effective tax rate for PSCo was 30.7 percent in the first six months of 2003 compared with 35.2 percent for the same period in 2002. The change in the effective tax rate between years is due primarily to a higher ratio of tax credits to lower income levels.

SPS’ MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SPS’ net income was approximately $29.0 million for the first six months of 2003, compared with approximately $28.2 million for the first six months of 2002.

Electric Utility Margins

The following table details the change in electric revenue and margin. Electric production expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel clause cost recovery mechanisms for retail customers, most fluctuations in energy costs do not affect electric margin.

	Base
	Electric	Short-Term	Consolidated
(Millions of Dollars)	Utility	Wholesale	Total

Six months ended June 30, 2003
Electric utility revenue	$525	$4	$529
Electric fuel and purchased power	(308)	(3)	(311)

Gross margin before operating expenses	$217	$1	$218

Margin as a percentage of revenue	41.3%	25.0%	41.2%

	Base
	Electric	Short-Term	Consolidated
(Millions of Dollars)	Utility	Wholesale	Total

Six months ended June 30, 2002
Electric utility revenue	$476	$3	$479
Electric fuel and purchased power	(253)	(3)	(256)

Gross margin before operating expenses	$223	$—	$223

Margin as a percentage of revenue	46.8%	—%	46.6%

Base electric utility revenue increased by approximately $49 million, or 10.3 percent, for the first six months of 2003, compared with the first six months of 2002. Base electric utility margin decreased by approximately $6 million, or 2.7 percent, for the first six months of 2003, compared with the first six months of 2002. Base electric revenues increased primarily due to higher fuel and purchased power costs recovered through electric rates, partially offset by the unfavorable effects of lower average temperatures, and lower sharing of commodity trading margins with PSCo and NSP-Minnesota through the JOA. The decrease in base electric margin was primarily due to the effects of lower capacity sales, the settlement of the Texas fuel proceeding, the unfavorable effects of lower average temperatures and lower revenues shared through the JOA.

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expense increased by approximately $3.1 million, or 4.0 percent, for the first six months of 2003, compared with the first six months of 2002. The increase is primarily due to higher incentive and other employee benefit costs partially offset by lower outage costs.

Taxes (other than income taxes) decreased by approximately $2.7 million, or 10.4 percent, for the first six months of 2003, compared with the first six months of 2002. The decrease is the result of a lower franchise tax rate assessed in Texas for 2003.

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

Item 4. CONTROLS AND PROCEDURES

Xcel Energy’s Utility Subsidiaries maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that are filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of the Utility Subsidiaries’ management, including the Chief Executive Officers (CEO) and Chief Financial Officers (CFO) of such Utility Subsidiaries, of the effectiveness of our disclosure controls and procedures, the CEO and CFO of each Utility Subsidiary have concluded that such Utility Subsidiaries’ disclosure controls and procedures are effective.

No change in the Utility Subsidiaries’ internal control over financial reporting has occurred during the registrant’s most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Utility Subsidiaries’ internal controls over financial reporting.

Subsequent to the date of the evaluation, there have been no significant changes in the Utility Subsidiaries’ internal controls or in other factors that could significantly affect these controls.

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

NSP-Minnesota

Under a 1996 data services agreement, SchlumbergerSema, Inc. (SLB) provides automated meter reading, distribution automation, and other data services to NSP-Minnesota. In September 2002, NSP-Minnesota issued written notice that SLB committed events of default under the agreement, including SLB’s nonpayment of approximately $7.4 million for distribution automation assets. In November 2002, SLB demanded arbitration and asserted various claims against NSP-Minnesota totaling $24 million for alleged breach of an expansion contract and a meter purchasing contract. On April 9, 2003, the parties attempted to mediate their dispute. The mediation was unsuccessful. On April 16, 2003, SLB filed a motion in the U.S. Bankruptcy Court in Delaware for an order that “any claim against SchlumberSema, Inc. arising from the alleged failure to sign the DA Transfer Agreement was cured, released, waived, and/or barred by this court’s order of May 4, 2000 approving the sale of CellNet Data System, Inc.’s assets to SLB.” On June 3, 2003, the Court denied SLB’s motion. On June 20, 2003, SLB filed a second motion before the U.S. Bankruptcy Court in Delaware requesting an order similar to that previously requested. On July 23, 2003, the Court denied SLB’s second motion. The parties are preparing for arbitration.

NSP-Wisconsin

On Sept. 25, 2000, NSP-Wisconsin was served with a complaint in Eau Claire County Circuit Court, Wisconsin, on behalf of Claron and Janice Stubrud. The complaint alleged that stray voltage from NSP-Wisconsin’s system harmed their dairy herd resulting in lost milk production, lost profits and income, property damage, and injury to their dairy herd. The complaint also alleged that NSP-Wisconsin acted willfully and wantonly, entitling plaintiffs to treble damages. The plaintiffs alleged farm damages of approximately $3.8 million, $2.7 million of which represents prejudgment interest. On March 28, 2003, the trial court granted partial summary judgment to NSP-Wisconsin and dismissed plaintiffs’ claims for strict products liability, trespass, treble damages, and prejudgment interest. Plaintiffs’ negligence and nuisance claims are expected to proceed to trial in Eau Claire County in November 2003.

On July 28, 2003, James and Elaine Nigon, defendants in a real estate misrepresentation suit commenced in Clark County Circuit Court by Dennis and Kathy Weber, served NSP-Wisconsin with a third-party summons and complaint. The Webers purchased a dairy farm from the Nigons in June 2000, and allege that the Nigons misrepresented the existence of stray voltage problems at the farm. The Nigons have joined NSP-Wisconsin as a third-party defendant, alleging that if they are liable to plaintiffs, it is as a result of their reliance on NSP-Wisconsin’s representations regarding stray voltage levels at the farm. NSP-Wisconsin is not aware of the amount of damages being claimed by the Webers.

SPS

On July 24, 1995, Lamb County Electric Cooperative, Inc. (LCEC) petitioned the PUCT for a cease and desist order against SPS. LCEC alleged that SPS had been unlawfully providing service to oil field customers and their facilities in LCEC’s singly certificated area. Lamb County has also sued SPS in Texas state court. In April 2003, the PUCT approved a recommended proposal for decision. SPS defended its service by demonstrating that in 1976 the cooperatives, SPS and the PUCT intended that SPS was to serve the expanding oil field operations. SPS demonstrated through extensive research that it was serving each of the oil field units and leases back in 1975, and it was not serving new customers. The PUCT decided that SPS was authorized to serve the oil field operations and denied LCEC’s request for a cease and desist order.

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits

The following Exhibits are filed with this report:

4.01	Credit Agreement dated May 16, 2003, among NSP-Minnesota, Wells Fargo Bank N.A., Bank One N.A. and other financial institutions.

4.02	Credit Agreement dated May 16, 2003 among PSCo, Wells Fargo N.A., Bank One N.A. and other financial institutions.

4.03	Credit Agreement dated Feb. 18, 2003 among SPS, BankOne, N.A. and other financial institutions.

4.04	Credit Agreement dated June 24, 2003 among PSCo, Key Bank N.A. and other financial institutions.

31.01	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — NSP-Minnesota.

31.02	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — NSP-Wisconsin.

31.03	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — PSCo.

31.04	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 — SPS.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — NSP-Minnesota.

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — NSP-Wisconsin.

32.03	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — PSCo.

32.04	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 — SPS.

99.01	Statement pursuant to Private Securities Litigation Reform Act.

(b)  Reports on Form 8-K

The following reports on Form 8-K were filed either during the three months ended June 30, 2003, or between June 30, 2003, and the date of this report:

NSP-Minnesota

Aug. 4, 2003 (filed Aug. 6, 2003) Items 5 and 7 Other Events and Financial Statements and Exhibits — Re: Prospectus supplement relating to $200 million of 2.875 percent First Mortgage Bonds due Aug. 1, 2006 and $175 million of 4.750 percent First Mortgage Bonds due Aug. 1, 2010.

NORTHERN STATES POWER CO. (A MINNESOTA CORPORATION) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 14, 2003.

Northern States Power Co. (a Minnesota corporation)

(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka Vice President and Controller

/s/ RICHARD C. KELLY

Richard C. Kelly Vice President and Chief Financial Officer

NORTHERN STATES POWER CO. (A WISCONSIN CORPORATION) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 14, 2003.

Northern States Power Co. (a Wisconsin corporation)

(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka Vice President and Controller

/s/ RICHARD C. KELLY

Richard C. Kelly Vice President and Chief Financial Officer

PUBLIC SERVICE CO. OF COLORADO SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 14, 2003.

Public Service Co. of Colorado

(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka Vice President and Controller

/s/ RICHARD C. KELLY

Richard C. Kelly Vice President and Chief Financial Officer

SOUTHWESTERN PUBLIC SERVICE CO. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 14, 2003.

Southwestern Public Service Co.

(Registrant)

/s/ DAVID E. RIPKA

David E. Ripka Vice President and Controller

/s/ RICHARD C. KELLY

Richard C. Kelly Vice President and Chief Financial Officer