Form 10-Q
period 2004-03-31
PUBLIC SERVICE CO OF COLORADO; NORTHERN STATES POWER CO /WI/; SOUTHWESTERN PUBLIC SERVICE CO; NORTHERN STATES POWER CO
filed 2004-05-06
CIK 81018, 72909, 92521, 1123852

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Exact name of registrant as specified
in its charter, State or
other jurisdiction of incorporation or
organization, Address of
principal executive offices and
Commission	Registrant's Telephone Number,	IRS Employer
File Number	including area code	Identification No.
001-31387	NORTHERN STATES POWER COMPANY	41-1967505
(a Minnesota Corporation)
414 Nicollet Mall, Minneapolis, Minn. 55401
Telephone (612) 330-5500

001-3140	NORTHERN STATES POWER COMPANY	39-0508315
(a Wisconsin Corporation)
1414 W. Hamilton Ave., Eau Claire, Wis. 54701
Telephone (715) 839-2625

001-03280	PUBLIC SERVICE COMPANY OF COLORADO	84-0296600
(a Colorado Corporation)
1225 17th Street, Denver, Colo. 80202 Telephone (303) 571-7511

001-03789	SOUTHWESTERN PUBLIC SERVICE COMPANY	75-0575400
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

Northern States Power Co. (a Minnesota Corporation)	Common Stock, $0.01 par Value	1,000,000 Shares
Northern States Power Co. (a Wisconsin Corporation)	Common Stock, $100 par value	933,000 Shares
Public Service Co. of Colorado	Common Stock, $0.01 par value	100 Shares
Southwestern Public Service Co.	Common Stock, $1 par value	100 Shares

	PART I - FINANCIAL INFORMATION
Item l.	Financial Statements	3
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	23
	PART II - OTHER INFORMATION
Item 1.	Legal Proceedings	34
Item 6.	Exhibits and Reports on Form 8-K	34
Certifications Pursuant to Section 302 - NSP-MN
Certifications Pursuant to Section 302 - NSP-WI
Certifications Pursuant to Section 302 - PSCo.
Certifications Pursuant to Section 302 - SPS
Certifications Pursuant to Section 906 - NSP-MN
Certifications Pursuant to Section 906 - NSP-WI
Certifications Pursuant to Section 906 - PSCo.
Certifications Pursuant to Section 906 - SPS
Statement - Private Securities Litigation Act

This combined Form 10-Q is separately filed by Northern States Power Co., a Minnesota corporation (NSP-Minnesota), Northern States Power Co., a Wisconsin corporation (NSP-Wisconsin), Public Service Co. of Colorado (PSCo) and Southwestern Public Service Co. (SPS). NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are all wholly owned subsidiaries of Xcel Energy Inc. (Xcel Energy). Xcel Energy is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

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

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2004	2003
Operating revenues:
Electric utility	$608,316	$586,911
Electric trading margin	1,351	1,400
Natural gas utility	312,132	333,250
Other	7,863	6,194

Total operating revenues	929,662	927,755
Operating expenses:
Electric fuel and purchased power	216,280	208,990
Cost of natural gas sold and transported	246,845	268,692
Other operating and maintenance expenses	207,495	211,610
Depreciation and amortization	82,166	91,202
Taxes (other than income taxes)	44,243	44,346

Total operating expenses	797,029	824,840

Operating income	132,633	102,915
Other income (expense):
Interest income	1,630	1,900
Other nonoperating income	3,287	2,600
Nonoperating expense	(1,335)	(1,480)

Total other income	3,582	3,020
Interest charges and financing costs:
Interest charges — net of amounts capitalized, includes other financing costs of $2,305 and $1,734, respectively	32,862	31,974
Distributions on redeemable preferred securities of subsidiary trust	—	3,938

Total interest charges and financing costs	32,862	35,912

Income before income taxes	103,353	70,023
Income taxes	34,996	25,572

Net income	$68,357	$44,451

See disclosures regarding NSP-Minnesota in the Notes to Consolidated Financial Statements

NSP-MINNESOTA
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2004	2003
Operating activities:
Net income	$68,357	$44,451
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	85,461	93,533
Nuclear fuel amortization	11,596	11,791
Deferred income taxes	3,165	(10,395)
Amortization of investment tax credits	(1,787)	(1,841)
Allowance for equity funds used during construction	(3,715)	(2,009)
Change in accounts receivable	(24,714)	(62,091)
Change in accounts receivable from affiliates	44,887	7,841
Change in inventories	34,645	25,375
Change in other current assets	26,502	(14,683)
Change in accounts payable	(19,029)	7,997
Change in other current liabilities	32,275	3,775
Change in other noncurrent assets	13,685	1,261
Change in other noncurrent liabilities	16,397	14,217

Net cash provided by operating activities	287,725	119,222
Investing activities:
Capital/construction expenditures	(121,502)	(90,564)
Proceeds from sale of property	—	—
Allowance for equity funds used during construction	3,715	2,009
Investments in external decommissioning fund	(20,145)	(8,406)
Other investments — net	(922)	(1,638)

Net cash used in investing activities	(138,854)	(98,599)
Financing activities:
Short-term borrowings — net	(58,000)	(2)
Repayment of long-term debt, including reacquisition premiums	(54)	(107,790)
Capital contribution from parent	50,000	—
Dividends paid to parent	(53,852)	(52,280)

Net cash used in financing activities	(61,906)	(160,072)
Net increase (decrease) in cash and cash equivalents	86,965	(139,449)
Cash and cash equivalents at beginning of year	82,015	310,338

Cash and cash equivalents at end of year	$168,980	$170,889

See disclosures regarding NSP-Minnesota in the Notes to Consolidated Financial Statements

NSP-MINNESOTA AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31	Dec. 31
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$168,980	$82,015
Accounts receivable — net of allowance for bad debts: $7,052 and $7,581, respectively	302,860	278,146
Accounts receivable from affiliates	27,639	72,526
Accrued unbilled revenues	106,033	125,872
Materials and supplies inventories at average cost	99,722	100,297
Fuel inventory — at average cost	30,494	27,727
Natural gas inventory — at average cost	6,642	43,479
Income tax receivable	—	11,249
Derivative instrument valuation at market	35,421	26,666
Prepayments and other	33,616	30,011

Total current assets	811,407	797,988

Property, plant and equipment, at cost:
Electric utility plant	7,350,890	7,268,609
Natural gas utility plant	757,049	746,835
Construction work in progress	335,961	328,880
Other	417,386	400,448

Total property, plant and equipment	8,861,286	8,744,772
Less accumulated depreciation	(4,064,301)	(3,991,875)
Nuclear fuel – net of accumulated amortization: $1,113,528 and $1,101,932, respectively	71,505	80,289

Net property, plant and equipment	4,868,490	4,833,186

Other assets:
Nuclear decommissioning fund investments	835,836	779,382
Other investments	25,419	25,055
Regulatory assets	431,262	492,491
Prepaid pension asset	328,661	317,956
Derivative instrument valuation at market	256,044	177,581
Other	53,146	59,463

Total other assets	1,930,368	1,851,928

Total assets	$7,610,265	$7,483,102

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$4,501	$4,502
Short-term debt	—	58,000
Accounts payable	205,276	250,628
Accounts payable to affiliates	59,207	32,884
Taxes accrued	170,989	116,862
Accrued interest	24,879	44,485
Dividends payable to parent	52,294	53,852
Derivative instrument valuation at market	53,940	67,664
Other	41,107	44,863

Total current liabilities	612,193	673,740

Deferred credits and other liabilities:
Deferred income taxes	754,852	738,677
Deferred investment tax credits	64,790	66,681
Regulatory liabilities	921,501	889,152
Asset retirement obligations	1,040,778	1,024,529
Derivative instrument valuation at market	254,568	212,263
Benefit obligations and other	145,586	128,247

Total deferred credits and other liabilities	3,182,075	3,059,549

Long-term debt	1,941,146	1,940,958
Common stock — authorized 5,000,000 shares of $0.01 par value, outstanding 1,000,000 shares	10	10
Premium on common stock	892,969	842,969
Retained earnings	981,942	965,880
Accumulated other comprehensive loss	(70)	(4)

Total common stockholder’s equity	1,874,851	1,808,855
Commitments and contingencies (see Note 4)

Total liabilities and equity	$7,610,265	$7,483,102

See disclosures regarding NSP-Minnesota in the Notes to Consolidated Financial Statements

NSP-WISCONSIN
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31,
	2004	2003
Operating revenues:
Electric utility	$123,125	$120,526
Natural gas utility	58,200	64,433
Other	163	68

Total operating revenues	181,488	185,027
Operating expenses:
Electric fuel and purchased power	53,900	55,463
Cost of natural gas sold and transported	45,762	50,656
Other operating and maintenance expenses	29,380	24,438
Depreciation and amortization	11,362	11,334
Taxes (other than income taxes)	4,316	4,227

Total operating expenses	144,720	146,118
Operating income	36,768	38,909
Other income (expense):
Interest income	146	161
Other nonoperating income	556	281
Nonoperating expense	(157)	(102)

Total other income (expense)	545	340
Interest charges — net of amounts capitalized; includes other financing costs of $303 and $224, respectively	5,280	5,731

Income before income taxes	32,033	33,518
Income taxes	12,819	13,664

Net income	$19,214	$19,854

See disclosures regarding NSP-Wisconsin in the Notes to Consolidated Financial Statements

NSP-WISCONSIN
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2004	2003
Operating activities:
Net income	$19,214	$19,854
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,800	11,591
Deferred income taxes	1,039	668
Amortization of investment tax credits	(197)	(198)
Allowance for equity funds used during construction	(468)	(207)
Undistributed equity in earnings of unconsolidated affiliates	7	(2)
Change in accounts receivable	(5,849)	(7,657)
Change in inventories	5,745	3,950
Change in other current assets	10,142	4,483
Change in accounts payable	(7,212)	1,968
Change in other current liabilities	17,845	16,532
Change in other assets	(2,885)	(834)
Change in other liabilities	(865)	(675)

Net cash provided by operating activities	48,316	49,473
Investing activities:
Capital/construction expenditures	(10,010)	(9,155)
Allowance for equity funds used during construction	468	207
Other investments – net	(183)	(10)

Net cash used in investing activities	(9,725)	(8,958)
Financing activities:
Short-term borrowings from affiliate – net	(23,710)	(6,880)
Dividends paid to parent	(12,563)	(12,260)

Net cash used in financing activities	(36,273)	(19,140)

Net increase in cash and cash equivalents	2,318	21,375
Net increase in cash and cash equivalents – adoption of FIN No. 46	683	—
Cash and cash equivalents at beginning of period	137	98

Cash and cash equivalents at end of period	$3,138	$21,473

See disclosures regarding NSP-Wisconsin in the Notes to Consolidated Financial Statements

NSP-WISCONSIN
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31,	Dec. 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$3,138	$137
Accounts receivable — net of allowance for bad debts: $1,109 and $1,212, respectively	45,478	42,603
Accounts receivable from affiliates	4,413	1,389
Accrued unbilled revenues	16,046	21,522
Materials and supplies inventories – at average cost	5,374	5,274
Fuel inventory – at average cost	7,977	4,962
Natural gas inventory — at average cost	719	9,578
Current deferred income taxes	5,343	3,430
Prepaid taxes	3,393	17,082
Prepayments and other	2,493	3,877

Total current assets	94,374	109,854

Property, plant and equipment, at cost:
Electric utility plant	1,205,382	1,189,122
Natural gas utility plant	139,536	138,767
Common and other plant	92,678	85,639
Construction work in progress	23,417	31,428

Total property, plant and equipment	1,461,013	1,444,956
Less accumulated depreciation	(556,538)	(543,768)

Net property, plant and equipment	904,475	901,188

Other assets:
Other investments	8,076	9,989
Regulatory assets	50,910	50,049
Prepaid pension asset	47,881	46,384
Other	7,648	7,407

Total other assets	114,515	113,829

Total assets	$1,113,364	$1,124,871

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$34	$34
Notes payable to affiliate	—	23,710
Accounts payable	18,136	23,586
Accounts payable to affiliates	5,228	6,910
Accrued interest	9,257	4,266
Accrued payroll and benefits	4,956	5,431
Dividends payable to parent	12,291	12,563
Other	9,433	6,245

Total current liabilities	59,335	82,745

Deferred credits and other liabilities:
Deferred income taxes	161,938	158,972
Deferred investment tax credits	13,830	14,027
Regulatory liabilities	87,763	87,180
Customer advances for construction	16,763	18,015
Benefit obligations and other	26,193	25,371

Total deferred credits and other liabilities	306,487	303,565

Minority interest in subsidiaries	100	—
Long-term debt	315,349	313,410
Common stock — authorized 1,000,000 shares of $100 par value; outstanding 933,000 shares	93,300	93,300
Premium on common stock	63,457	63,457
Retained earnings	276,439	269,516
Accumulated other comprehensive income (loss)	(1,103)	(1,122)

Total common stockholder’s equity	432,093	425,151
Commitments and contingent liabilities (see Note 4)

Total liabilities and equity	$1,113,364	$1,124,871

See disclosures regarding NSP-Wisconsin in the Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of dollars)

	Three Months ended March 31,
	2004	2003
Operating revenues:
Electric utility	$511,762	$494,489
Electric trading margin	(453)	(2,051)
Natural gas utility	392,530	256,677
Steam and other	8,081	6,648

Total operating revenues	911,920	755,763
Operating expenses:
Electric fuel and purchased power	282,612	255,795
Cost of natural gas sold and transported	301,645	154,907
Cost of sales – steam and other	5,128	3,698
Other operating and maintenance expenses	128,959	114,768
Depreciation and amortization	52,421	58,643
Taxes (other than income taxes)	22,151	20,181

Total operating expenses	792,916	607,992

Operating income	119,004	147,771
Other income (expense):
Interest income	520	441
Other nonoperating income	4,013	1,562
Nonoperating expenses	(3,869)	(3,204)

Total other income (expense)	664	(1,201)
Interest charges and financing costs:
Interest charges – net of amounts capitalized, includes other financing costs of $2,081 and $1,716, respectively	36,715	35,917
Distributions on redeemable preferred securities of subsidiary trust	—	3,686

Total interest charges and financing costs	36,715	39,603

Income before income taxes	82,953	106,967
Income taxes	27,787	36,880

Net income	$55,166	$70,087

See disclosures regarding PSCo in the Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of dollars)

	Three Months Ended March 31,
	2004	2003
Operating activities:
Net income	$55,166	$70,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	53,240	61,509
Deferred income taxes	6,671	52,061
Amortization of investment tax credits	(1,408)	(1,833)
Allowance for equity funds used during construction	(3,502)	(269)
Change in accounts receivable	(20,704)	(40,948)
Change in unbilled revenue	32,983	83,157
Change in recoverable natural gas and electric costs	69,184	(93,100)
Change in inventories	33,643	47,954
Change in other current assets	29,593	(8,054)
Change in accounts payable	(127,292)	(61,476)
Change in other current liabilities	47,116	45,668
Change in other assets	(757)	2,302
Change in other liabilities	23,067	7,863

Net cash provided by operating activities	197,000	164,921
Investing activities:
Capital/construction expenditures	(86,915)	(78,694)
Proceeds from disposition of property, plant and equipment	—	1,371
Allowance for equity funds used during construction	3,502	269
Other investments – net	4,688	(313)

Net cash used in investing activities	(78,725)	(77,367)
Financing activities:
Short-term borrowings – net	(918)	(88,537)
Proceeds from issuance of long-term debt	—	247,277
Repayment of long-term debt, including reacquisition premiums	(145,520)	(2,012)
Capital contributions from parent	—	—
Dividends paid to parent	(59,598)	(60,550)

Net cash provided by (used in) financing activities	(206,036)	96,178

Net increase (decrease) in cash and cash equivalents	(87,761)	183,732
Cash and cash equivalents at beginning of period	125,101	25,924

Cash and cash equivalents at end of period	$37,340	$209,656

See disclosures regarding PSCo in the Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of dollars)

	March 31,	Dec. 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$37,340	$125,101
Accounts receivable — net of allowance for bad debts: $13,140 and $12,852, respectively	255,143	260,023
Accounts receivable from affiliates	31,992	6,409
Accrued unbilled revenues	122,052	155,035
Recoverable purchased natural gas and electric energy costs	75,964	167,287
Materials and supplies inventories — at average cost	42,309	41,301
Fuel inventory — at average cost	27,163	25,041
Natural gas inventories – at average cost on March 31, 2004; replacement cost in excess of LIFO: $73,197 on Dec. 31, 2003 (see Note 1)	83,519	87,579
Derivative instruments valuation — at market	13,284	51,007
Prepayments and other	7,131	14,529

Total current assets	695,897	933,312

Property, plant and equipment, at cost:
Electric utility plant	5,783,394	5,635,907
Natural gas utility plant	1,601,611	1,556,740
Construction work in progress	690,083	653,806
Other	329,891	468,241

Total property, plant and equipment	8,404,979	8,314,694
Less accumulated depreciation	(2,770,665)	(2,725,507)

Net property, plant and equipment	5,634,314	5,589,187

Other assets:
Other investments	29,508	33,998
Regulatory assets	243,857	269,340
Derivative instruments valuation – at market	227,959	200,990
Deferred retail gas costs	—	10,619
Other	36,597	36,415

Total other assets	537,921	551,362

Total assets	$6,868,132	$7,073,861

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$2,141	$147,131
Short-term debt	563	563
Note payable to affiliate	12,020	12,938
Accounts payable	268,956	369,974
Accounts payable to affiliates	32,883	59,132
Taxes accrued	118,819	77,679
Dividends payable to parent	61,867	59,598
Derivative instruments valuation — at market	43,555	55,845
Current deferred income tax	13,617	29,474
Accrued interest	58,087	47,974
Other	60,805	65,343

Total current liabilities	673,313	925,651

Deferred credits and other liabilities:
Deferred income taxes	657,516	638,182
Deferred investment tax credits	69,947	70,955
Regulatory liabilities	518,834	511,100
Customers advances for construction	200,624	191,800
Minimum pension liability	54,647	54,647
Derivative instruments valuation – at market	145,620	142,557
Benefit obligations and other	103,428	87,567

Total deferred credits and other liabilities	1,750,616	1,696,808

Long-term debt	2,311,189	2,311,434
Common stock – authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Premium on common stock	1,797,780	1,797,780
Retained earnings	414,913	421,614
Accumulated comprehensive income (loss)	(79,679)	(79,426)

Total common stockholder’s equity	2,133,014	2,139,968

Commitments and contingencies (see Note 4)
Total liabilities and equity	$6,868,132	$7,073,861

See disclosures regarding PSCo in the Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31,
	2004	2003
Operating revenues	$306,557	$244,597
Operating expenses:
Electric fuel and purchased power	189,319	140,188
Other operating and maintenance expenses	45,395	42,844
Depreciation and amortization	22,305	21,512
Taxes (other than income taxes)	13,545	11,730

Total operating expenses	270,564	216,274
Operating income	35,993	28,323
Other income (expense):
Interest income	205	1,138
Other nonoperating income	885	577
Nonoperating expense	(58)	(35)

Total other income (expense)	1,032	1,680
Interest charges and financing costs:
Interest charges — net of amounts capitalized, includes other financing costs of $1,756 and $1,639 respectively	12,788	11,732
Distributions on redeemable preferred securities of subsidiary trust	—	1,963

Total interest charges and financing costs	12,788	13,695

Income before income taxes	24,237	16,308
Income taxes	9,441	6,217

Net income	$14,796	$10,091

See disclosures regarding SPS in the Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of Dollars)

	Three Months Ended March 31
	2004	2003
Operating activities:
Net income	$14,796	$10,091
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	24,492	23,298
Deferred income taxes	8,536	4,491
Amortization of investment tax credits	(63)	(63)
Allowance for equity funds used during construction	(771)	(575)
Change in recoverable electric energy costs	(24,370)	(1,415)
Change in accounts receivable	11,445	(34,216)
Change in unbilled revenues	8,355	8,945
Change in inventories	229	390
Change in other current assets	1,532	(1,143)
Change in accounts payable	(1,853)	31,218
Change in other current liabilities	(11,891)	(3,873)
Change in other noncurrent assets	(4,148)	(3,581)
Change in other noncurrent liabilities	1,752	1,493

Net cash provided by operating activities	28,041	35,060
Investing activities:
Capital/construction expenditures	(24,161)	(20,690)
Allowance for equity funds used during construction	771	575
Other investments – net	276	257

Net cash used in investing activities	(23,114)	(19,858)
Financing activities:
Proceeds from issuance of short-term debt	20,000	—
Dividends paid to parent	(23,987)	(24,428)

Net cash used in financing activities	(3,987)	(24,428)

Net increase (decrease) in cash and cash equivalents	940	(9,226)
Cash and cash equivalents at beginning of period	9,869	60,700

Cash and cash equivalents at end of period	$10,809	$51,474

See disclosures regarding SPS in the Notes to Consolidated Financial Statements

SOUTHWESTERN PUBLIC SERVICE CO.
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of Dollars)

	March 31	Dec. 31
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$10,809	$9,869
Accounts receivable — net of allowance for bad debts: $1,629 and $1,722, respectively	47,115	50,636
Accounts receivable from affiliates	8,763	16,687
Accrued unbilled revenues	54,898	63,253
Recoverable electric energy costs	73,796	49,426
Materials and supplies inventories — at average cost	14,178	14,405
Fuel inventory — at average cost	1,973	1,975
Derivative instruments valuation – at market	4,263	5,502
Prepayments and other	6,738	8,270

Total current assets	222,533	220,023

Property, plant and equipment, at cost:
Electric utility plant	3,178,614	3,146,315
Construction work in progress	83,511	92,239

Total property, plant and equipment	3,262,125	3,238,554
Less accumulated depreciation	(1,334,766)	(1,314,272)

Net property, plant and equipment	1,927,359	1,924,282

Other assets:
Other investments	13,378	13,654
Regulatory assets	105,896	108,587
Prepaid pension asset	124,237	121,580
Derivative instruments valuation – at market	58,945	50,960
Deferred charges and other	5,483	5,034

Total other assets	307,939	299,815

Total assets	$2,457,831	$2,444,120

LIABILITIES AND EQUITY
Current liabilities:
Short-term debt	$20,000	$—
Accounts payable	86,733	81,780
Accounts payable to affiliates	12,087	18,893
Taxes accrued	11,468	25,219
Accrued interest	15,600	10,645
Dividends payable to parent	23,547	23,987
Current deferred income taxes	19,229	13,088
Derivative instruments valuation — at market	31,669	29,957
Other	15,529	18,624

Total current liabilities	235,862	222,193

Deferred credits and other liabilities:
Deferred income taxes	416,869	415,039
Deferred investment tax credits	3,904	3,967
Regulatory liabilities	122,947	113,492
Derivative instruments valuation — at market	20,642	26,237
Benefit obligations and other	25,313	23,550

Total deferred credits and other liabilities	589,675	582,285

Long-term debt	825,225	825,147
Common stock – authorized 200 shares of $1.00 par value, outstanding 100 shares	—	—
Premium on common stock	414,118	414,118
Retained earnings	398,881	407,632
Accumulated other comprehensive loss	(5,930)	(7,255)

Total common stockholder’s equity	807,069	814,495
Commitments and contingencies (see Note 4)

Total liabilities and equity	$2,457,831	$2,444,120

See disclosures regarding SPS in the Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated and stand-alone financial statements contain all adjustments necessary to present fairly the financial position of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS (collectively, Utility Subsidiaries) as of March 31, 2004, and Dec. 31, 2003; the results of their operations for the three months ended March 31, 2004 and 2003; and their cash flows for the three months ended March 31, 2004 and 2003. Due to the seasonality of electric and natural gas sales of Xcel Energy’s Utility Subsidiaries, quarterly results are not necessarily an appropriate base from which to project annual results.

The accounting policies of NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are set forth in Note 1 to their financial statements in their respective Annual Reports on Form 10-K for the year ended Dec. 31, 2003. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K’s.

1. Accounting Policies (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

FASB Interpretation No. 46 (FIN No. 46) — On Jan. 1, 2004, the Utility Subsidiaries adopted FIN No. 46, which requires an enterprise’s consolidated financial statements to include variable interest entities for which the enterprise is determined to be the primary beneficiary. Historically, consolidation has been required only for entities in which an enterprise has a majority voting or controlling interest. As a result, NSP-Wisconsin consolidated a portion of its affordable housing investments, which were previously accounted for under the equity method. The assets and liabilities consolidated were immaterial to NSP-Wisconsin. Xcel Energy evaluated various arrangements based on criteria in FIN No. 46. No other Utility Subsidiary arrangements were determined to be variable interests requiring disclosure or consolidation under FIN No. 46.

Change in Accounting Principle — Inventory — Effective Jan. 1, 2004, PSCo changed its method of accounting for the cost of stored natural gas for its local distribution operations from the last-in-first-out (LIFO) pricing method to the average cost pricing method. This change in accounting was approved by the Colorado Public Utilities Commission (CPUC) and was accounted for as a cumulative effect as required by the CPUC authorization. The average cost method has historically been used for pricing stored natural gas by both NSP-Minnesota and NSP-Wisconsin, as well as by PSCo for natural gas stored for use in its electric utility operations.

The cumulative effect of this change in accounting principle resulted in an increase to gas storage inventory and a corresponding decrease to the deferred gas cost accounts of approximately $36 million as of Jan. 1, 2004. Of this amount, $33 million related to current gas storage inventory and $3 million related to long-term gas storage inventory. As gas costs are 100 percent recoverable under PSCo’s gas cost adjustment mechanism, the cumulative effect of this change had no impact on net income or earnings per share. Prior period financial statements were not restated since the CPUC ordered this change effective Jan. 1, 2004. As ordered by the CPUC, the decrease in the cost of gas will reduce rates to retail gas customers in Colorado during 2004.

2. Regulation (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Market Based Rate Authority Rule Proposal – On April 14, 2004, the Federal Energy Regulatory Commission (FERC) initiated a new rulemaking on future market-based rates authorizations and issued interim requirements for FERC jurisdictional electric utilities that have been granted authority to make wholesale sales at market-based rates. NSP-Minnesota, NSP-Wisconsin, PSCo and SPS currently have wholesale market-based rate authorization from the FERC. The FERC adopted a new interim method to assess generation market power and modified measures to mitigate market power where it is found. The assessments will be made of all initial market-based rate applications and triennial reviews on an interim basis. The Utility Subsidiaries’ triennial reviews are pending. An assessment will be made of whether the utility is a pivotal supplier based on a control area’s annual peak demand or it complies with market share requirements on a seasonal basis. If an applicant is determined to have generation market power, the applicant has the opportunity to propose its own mitigation plan or may implement default mitigation established by the FERC. The default mitigation limits prices for sales of power to cost-based rates within the areas where an applicant is found to have market power. Xcel Energy is reviewing the new requirements to determine what, if any, impact the new requirements will have on the wholesale market-based rate authority of the Utility Subsidiaries.

Department of Energy Blackout Report — On April 6, 2004, the U.S. Department of Energy issued its final report regarding the Aug. 14, 2003 electric blackout in the eastern United States, which did not affect the electric systems of the Utility Subsidiaries. The report recommends 47 specific changes to current statutes, rules or practices in order to improve the reliability of the infrastructure used to transmit electric power. The recommendations include the establishment of mandatory reliability standards and financial penalties for noncompliance. On April 14, 2004, FERC issued a policy statement requiring electric utilities, including the Utility Subsidiaries, to submit a report on vegetation management practices and indicating the FERC’s intent to make North American Electric Reliability Council (NERC) reliability standards mandatory. Xcel Energy is reviewing the final report and FERC policy statement. Implementation of the blackout report recommendations and the FERC policy statement could increase future transmission costs, but the extent of this effect cannot be determined at this time.

Midwest ISO Transmission and Energy Markets Tariff — On March 31, 2004, the Midwest Independent Transmission System Operator, Inc. (Midwest ISO) regional transmission organization filed its proposed transmission and energy markets tariff, which would establish regional wholesale energy markets using locational marginal cost pricing and financial transmission rights. NSP-Minnesota and NSP-Wisconsin are Midwest ISO members, and their generation plants and transmission systems would operate subject to the tariff if it is approved by the FERC. The Midwest ISO proposed a Dec. 1, 2004 effective date. Comments regarding the tariff must be filed with the FERC by May 7, 2004. Implementation of a wholesale regional market using the locational marginal cost pricing and financial transmission rights is expected to provide a benefit to NSP-Minnesota and NSP-Wisconsin through a reduction in overall power costs. However, Xcel Energy opposes certain aspects of the tariff as proposed, and believes the Midwest ISO should implement the new market mechanisms only after it demonstrates that it will protect reliability.

Minnesota Service Quality Investigation - On Nov. 14, 2003, NSP-Minnesota submitted a proposed service quality plan and an update regarding certain service quality settlement agreement provisions already implemented by NSP-Minnesota. Among other provisions, the proposed service quality plan contains underperformance payments for the failure to meet certain reliability and customer service metrics. On March 10, 2004, the Minnesota Public Utilities Commission (MPUC) issued an order approving the settlement, but modifying it to include an annual independent audit of NSP-Minnesota’s service outage records and requiring additional under-performance payments for any future finding of inaccurate data by an independent auditor. Both state agencies and NSP-Minnesota have the option under the settlement to void in the event of a significant modification by the MPUC. On March 29, 2004, NSP-Minnesota submitted a Petition for Clarification of the MPUC’s March 10th order. Another party also submitted a Petition for Reconsideration on the same date. The MPUC has scheduled a hearing for May 13, 2004 to consider these petitions.

PSCo Least Cost Resource Plan – On April 30, 2004, PSCo filed its 2003 least-cost resource plan (LCP) with the CPUC. The LCP identifies the resources necessary to meet the PSCo’s load requirements for the period 2004 through 2013. PSCo has identified that it needs 3,600 megawatts of capacity to meet its customers’ requirements over this time period. Of this amount, PSCo believes that 2,000 megawatts will come from new resources, and that it will be able to enter into new contracts with existing suppliers whose contracts expire during the resource acquisition period for the remainder of its needs. As part of its resource plan PSCo is seeking waiver of certain LCP rules to allow it to build a new 750-megawatt coal-fired unit at its existing Comanche power plant site located in Pueblo, Colorado. PSCo plans to own 500 megawatts of this new facility. Two of the PSCo’s wholesale customers have options to participate in the ownership of the remaining 250 megawatts, and PSCo is in discussions with them regarding the plant’s development. In addition to requesting a certificate of public convenience and necessity for the new coal unit, PSCo is requesting in a separate application for CPUC authorization to construct and own the transmission facilities necessary to tie the new facility into the PSCo’s high voltage transmission network. PSCo is also filing a separate application for a specific regulatory plan to address the impacts of purchased capacity contracts on its capital structure and to expedite the recovery of the costs of financing the new power plant and related transmission.

PSCo Capacity Cost Adjustment - In October 2003, PSCo filed an application to recover incremental capacity costs through a purchased capacity cost adjustment (PCCA) rider. The PCCA is designed to recover purchased capacity payments to power suppliers that are not included in PSCo’s current base electric rates or other recovery mechanisms. Based on the current request, the capacity rider is expected to recover approximately $27 million in 2004, $44 million in 2005 and $38 million in 2006. In addition, PSCo has proposed to refund to its retail customers 100 percent of any electric earnings in excess of its authorized rate of return on equity, currently 10.75 percent, through 2006.

The CPUC staff and the Office of Consumer Counsel (OCC) have proposed that only resources approved by the CPUC as a part of a 1999 resource plan and the resources in base rates should factor into the PCCA calculation. Over the period 2004 through 2006, the CPUC staff and OCC position would reduce the PCCA revenue requested by PSCo by approximately one third. Hearings were held in April 2004. Based on the current schedule, PSCo expects a final decision with new rates in effect in June 2004, if the CPUC approves the PCCA.

3. Tax Matters — Corporate-Owned Life Insurance

PSCo’s wholly owned subsidiary PSR Investments, Inc. (PSRI) owns and manages permanent life insurance policies on some of PSCo employees, known as corporate-owned life insurance (COLI). At various times, borrowings have been made against the cash values of these COLI policies and deductions taken on the interest expense on these borrowings. The IRS has challenged the deductibility of such interest expense deductions and has disallowed the deductions taken in tax years 1993 through 1997.

After consultation with tax counsel, Xcel Energy contends that the IRS determination is not supported by relevant tax law. Based upon this assessment, management continues to believe that the tax deduction of interest expense on the COLI policy loans is in full compliance with the law. Accordingly, PSRI has not recorded any provision for income tax or related interest or penalties that may be imposed by the IRS and has continued to take deductions for interest expense related to policy loans on its income tax returns for subsequent years.

In April 2004, Xcel Energy filed a lawsuit in U.S. District Court for the District of Minnesota against the IRS to establish its entitlement to deduct policy loan interest. The litigation could require several years to reach final resolution. Although the ultimate resolution of this matter is uncertain, it could have a material adverse effect on PSCo’s financial position and results of operations. Defense of Xcel Energy’s position may require significant cash outlays, which may or may not be recoverable in a court proceeding.

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

4. Commitments and Contingent Liabilities (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of them. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on Xcel Energy’s financial position and results of operations.

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

Other Contingencies - The circumstances set forth in Notes 13 and 14 to the financial statements in NSP-Minnesota’s, NSP-Wisconsin’s, PSCo’s and SPS’ Annual Reports on Form 10-K for the year ended Dec. 31, 2003, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, including those regarding public liability for claims resulting from any nuclear incident and are incorporated herein by reference. Following are unresolved contingencies, which are material to the financial position of Xcel Energy’s Utility Subsidiaries:

•	Tax Matters — See Note 3 to the consolidated financial statements for discussion of exposures regarding the tax deductibility of corporate-owned life insurance loan interest.

5. Short-Term Borrowings and Financing Activities (PSCo and SPS)

PSCo

At March 31, 2004, PSCo had approximately $0.6 million of short-term debt outstanding at a weighted average interest rate of 1.0 percent.

SPS

At March 31, 2004, SPS had $20 million of short-term debt outstanding at a weighted average interest rate of 1.955 percent.

6. Derivative Valuation and Financial Impacts (NSP-Minnesota, PSCo and SPS)

Xcel Energy’s Utility Subsidiaries record all derivative instruments on the balance sheet at fair value unless exempted as a normal purchase or sale. Changes in non-exempt derivative instrument’s fair value are recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to offset related results of the hedged item in the statement of operations, to the extent effective. Statement of Financial Accounting Standard (SFAS) No. 133, as amended, (SFAS No. 133) requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

The impact of the components of hedges on Xcel Energy’s Utility Subsidiaries Other Comprehensive Income, included as a component of stockholders’ equity, are detailed in the following table:

	Three months ended
	March 31, 2004
	NSP-	NSP-
(Millions of dollars)	Minnesota	Wisconsin	PSCo	SPS
Balance at Jan. 1, 2004	$0.0	$(1.1)	$17.2	$(7.2)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.4	0.0	0.0	1.1
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(0.5)	0.0	(0.4)	0.2

Accumulated other comprehensive income (loss) related to cash flow hedges — March 31, 2004	$(0.1)	$(1.1)	$16.8	$(5.9)

	Three months ended
	March 31, 2003
	NSP-
(Millions of dollars)	Minnesota	PSCo	SPS
Balance at Jan. 1, 2003	$0.0	$1.0	$(4.6)
After-tax net unrealized gains related to derivatives accounted for as hedges	0.0	1.3	0.4
After-tax net realized losses on derivative transactions reclassified into earnings	0.0	0.4	0.0

Accumulated other comprehensive income (loss) related to cash flow hedges — March 31, 2003	$0.0	$2.7	$(4.2)

Cash Flow Hedges

NSP-Minnesota and PSCo enter into derivative instruments to manage variability of future cash flows from changes in commodity prices and interest rates. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income.

At March 31, 2004, NSP-Minnesota and PSCo had various commodity-related contracts designated as cash flow hedges extending through 2009. The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the physical purchase or sale of electric energy, the use of natural gas to generate electric energy or gas purchased for resale. As of March 31, 2004, NSP-Minnesota had net losses of $0.1 million accumulated in Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle. However, due to the volatility of commodities markets, the value in Other Comprehensive Income will likely change prior to its recognition in earnings. PSCo had no amount accumulated in Other Comprehensive Income related to commodity hedges to be recognized during the next 12 months.

NSP-Wisconsin, PSCo and SPS enter into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of March 31, 2004, NSP-Wisconsin had net losses of $0.1 million, PSCo had net gains of $1.5 million and SPS had net losses of $1.0 million, respectively, accumulated in Other Comprehensive Income related to interest cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of electric energy are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, and interest rate hedging transactions are recorded as a component of interest expense. Certain Xcel Energy Utility Subsidiaries are allowed to recover in electric or gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was no hedge ineffectiveness in the first quarter of 2004.

Derivatives Not Qualifying for Hedge Accounting

NSP-Minnesota and PSCo have trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in their respective Consolidated Statements of Income. The results of these transactions are recorded within Operating Revenues on the Consolidated Statements of Income.

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

7. Segment Information (NSP-Minnesota, NSP-Wisconsin, PSCo and SPS)

Xcel Energy’s Utility Subsidiaries each have two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility, with the exception of SPS, which only has a Regulated Electric Utility reportable segment. Trading operations are not a reportable segment; electric trading results are included in the Regulated Electric Utility segment.

NSP-Minnesota

	Regulated	Regulated
	Electric	Natural	All	Consolidated
(Thousands of dollars)	Utility	Gas Utility	Other	Total
Three months ended March 31, 2004
Revenues from:
External customers	$609,469	$310,030	$7,863	$927,362
Internal customers	198	2,102	—	2,300

Total revenue	609,667	312,132	7,863	929,662
Segment net income	$44,506	$20,751	$3,100	$68,357
Three months ended March 31, 2003
Revenues from:
External customers	$588,122	$332,443	$6,194	$926,759
Internal customers	189	807	—	996

Total revenue	588,311	333,250	6,194	927,755
Segment net income	$24,839	$17,817	$1,795	$44,451

NSP-Wisconsin

	Regulated	Regulated
	Electric	Natural	All	Consolidated
(Thousands of dollars)	Utility	Gas Utility	Other	Total
Three months ended March 31, 2004
Revenues from:
External customers	$123,086	$56,869	$163	$180,118
Internal customers	39	1,331	—	1,370

Total revenue	123,125	58,200	163	181,488
Segment net income	$16,101	$3,408	$(295)	$19,214
Three months ended March 31, 2003
Revenues from:
External customers	$120,487	$63,866	$68	$184,421
Internal customers	39	567	—	606

Total revenue	120,526	64,433	68	185,027
Segment net income	$15,366	$4,489	$(1)	$19,854

PSCo

	Regulated	Regulated
	Electric	Natural	All	Consolidated
(Thousands of dollars)	Utility	Gas Utility	Other	Total
Three months ended March 31, 2004
Revenues from:
External customers	$511,262	$392,508	$8,081	$911,851
Internal customers	47	22	—	69

Total revenue	511,309	392,530	8,081	911,920
Segment net income	$29,922	$23,808	$1,436	$55,166
Three months ended March 31, 2003
Revenues from:
External customers	$492,370	$256,665	$6,648	$755,683
Internal customers	68	12	—	80

Total revenue	492,438	256,677	6,648	755,763
Segment net income	$35,714	$32,666	$1,707	$70,087

SPS

SPS operates in the regulated electric utility industry, providing wholesale and retail electric service in the states of Texas, New Mexico, Kansas and Oklahoma. Revenues from external customers were $306.6 million and $244.6 million for the three months ended March 31, 2004 and 2003, respectively.

8. Comprehensive Income (NSP-Minnesota, NSP-Wisconsin, PSCo, SPS)

NSP-Minnesota

The components of total comprehensive income are shown below:

	Three months ended
(Millions of dollars)	March 31
	2004	2003
Net income	$68.4	$44.5
Other comprehensive loss:
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges (see Note 6)	0.4	—
After-tax net realized (gains) losses on derivative transactions reclassified into earnings (see Note 6)	(0.5)	—

Other comprehensive loss	(0.1)	—

Comprehensive income	$68.3	$44.5

The accumulated comprehensive income in stockholder’s equity at March 31, 2004 and 2003, relates to valuation adjustments on NSP-Minnesota’s derivative financial instruments and hedging activities and the mark-to-market components of NSP-Minnesota’s marketable securities.

NSP-Wisconsin

The components of total comprehensive income are shown below:

	Three months ended
(Millions of dollars)	March 31
	2004	2003
Net income	$19.2	$19.9
Other comprehensive loss:
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges (see Note 6)	—	—

Other comprehensive loss	—	—

Comprehensive income	$19.2	$19.9

The accumulated comprehensive income in stockholder’s equity at March 31, 2004 and 2003, relates to valuation adjustments on NSP-Wisconsin’s derivative financial instruments and hedging activities and the mark-to-market components of NSP-Wisconsin’s marketable securities.

PSCo

The components of total comprehensive income are shown below:

	Three months ended
(Millions of dollars)	March 31
	2004	2003
Net income	$55.2	$70.1
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 6)	—	1.3
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 6)	(0.4)	0.4
Unrealized gain on marketable securities	0.1	—

Other comprehensive income (loss)	(0.3)	1.7

Comprehensive income	$54.9	$71.8

The accumulated comprehensive income in stockholder’s equity at March 31, 2004 and 2003, relates to valuation adjustments on PSCo’s derivative financial instruments and hedging activities, the mark-to-market component of PSCo’s marketable securities and unrealized losses related to its minimum pension liability.

SPS

The components of total comprehensive income are shown below:

	Three months ended
(Millions of dollars)	March 31
	2004	2003
Net income	$14.8	$10.1
Other comprehensive income (loss):
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 6)	1.1	0.4
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 6)	0.2	—

Other comprehensive income	1.3	0.4

Comprehensive income	$16.1	$10.5

The accumulated comprehensive income in stockholder’s equity at March 31, 2004 and 2003, relates to valuation adjustments on SPS’ derivative financial instruments and hedging activities and unrealized losses related to its minimum pension liability.

9. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended March 31,
(Thousands of dollars)	2004	2003	2004	2003
			Postretirement Health
Xcel Energy Inc.	Pension Benefits		Care Benefits
Service cost	$16,350	$18,943	$1,625	$1,328
Interest cost	38,175	45,190	12,900	11,747
Expected return on plan assets	(72,225)	(82,287)	(5,275)	(5,624)
Amortization of transition (asset) obligation )	(2)	(500)	3,700	3,432
Amortization of prior service cost (credit)	7,601	7,976	(550)	(706)
Amortization of net (gain) loss	(5,141)	(11,382)	5,550	2,878

Net periodic benefit cost (credit)	(15,242)	(22,060)	$17,950	$13,055
Costs not recognized due to the effects of regulation	10,177	12,084	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973

Net benefit cost (credit) recognized for financial reporting	$(5,065)	$(9,976)	$18,923	$14,028

NSP-Minnesota
Net periodic benefit cost (credit)	$(10,706)	$(12,671)	$4,980	$3,400
Credits not recognized due to the effects of regulation	10,177	12,084	—	—

Net benefit cost (credit) recognized for financial reporting	$(529)	$(587)	$4,980	$3,400

NSP-Wisconsin
Net benefit cost (credit) recognized for financial reporting	$(1,497)	$(1,889)	$769	$475
PSCo
Net periodic benefit cost (credit)	$2,456	$125	$9,838	$8,050
Additional cost recognized due to the effects of regulation	—	—	973	973

Net benefit cost recognized for financial reporting	$2,456	$125	$10,811	$9,023

SPS
Net benefit cost (credit) recognized for financial reporting	$(2,657)	$(3,313)	$1,520	$1,250

Employer Contributions

In its Annual Report on Form 10-K for the year ending Dec. 31, 2003, PSCo disclosed that it expected to contribute $10 million to one of its pension plans in 2004. This contribution has not yet been made, but PSCo anticipates that it will be made before year end 2004.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•	Economic conditions, including their impact on capital expenditures and the ability of the Utility Subsidiaries of Xcel Energy to obtain financing on favorable terms, inflation rates and monetary fluctuations;

•	Business conditions in the energy business;

•	Demand for electricity in the nonregulated marketplace;

•	Trade, monetary, fiscal, taxation and environmental policies of governments, agencies and similar organizations in geographic areas where the Utility Subsidiaries of Xcel Energy have a financial interest;

•	Customer business conditions, including demand for their products or services and supply of labor and materials used in creating their products and services;

•	Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the SEC, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•	Availability or cost of capital such as changes in: interest rates; market perceptions of the utility industry, Xcel Energy or any of its subsidiaries; or security ratings;

•	Factors affecting utility and nonutility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, nuclear fuel or gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; nuclear or environmental incidents; or electric transmission or gas pipeline constraints;

•	Employee workforce factors, including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•	Increased competition in the utility industry;

•	State, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates; structures and affect the speed and degree to which competition enters the electric and gas markets; industry restructuring initiatives; transmission system operation and/or administration initiatives; recovery of investments made under traditional regulation; nature of competitors entering the industry; retail wheeling; a new pricing structure; and former customers entering the generation market;

•	Rate-setting policies or procedures of regulatory entities, including environmental externalities, which are values established by regulators assigning environmental costs to each method of electricity generation when evaluating generation resource options;

•	Nuclear regulatory policies and procedures, including operating regulations and spent nuclear fuel storage;

•	Social attitudes regarding the utility and power industries;

•	Risks associated with the California power market;

•	Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•	Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•	Significant slowdown in growth or decline in the U.S. economy, delay in growth or recovery of the U.S. economy or increased cost for insurance premiums, security and other items as a consequence of the Sept. 11, 2001 terrorist attacks;

•	Factors associated with nonregulated investments, including conditions of final legal closing, foreign government actions, foreign economic and currency risks, political instability in foreign countries, partnership actions, competition, operating risks, dependence on certain suppliers and customers, domestic and foreign environmental and energy regulations; and

•	Other business or investment considerations that may be disclosed from time to time in the Utility Subsidiaries of Xcel Energy’s SEC filings or in other publicly disseminated written documents.

Market Risks

The Utility Subsidiaries of Xcel Energy are exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Management’s Discussion and Analysis in their annual reports on Form 10-K for the year ended Dec. 31, 2003. Commodity price and interest rate risks for the Utility Subsidiaries of Xcel Energy are mitigated in most jurisdictions due to cost-based rate regulation. At March 31, 2004, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2003.

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

NSP-Minnesota’s Management’s Discussion and Analysis

Results of Operations

NSP-Minnesota’s net income was approximately $68.4 million for the first three months of 2004, compared with approximately $44.5 million for the first three months of 2003.

Electric Utility and Commodity Trading Margins — Electric fuel and purchased power expense tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers, most fluctuations in fuel and purchased power costs do not significantly affect electric utility margin.

NSP-Minnesota has two distinct forms of wholesale sales: short-term wholesale and electric commodity trading. Short-term wholesale refers to electric sales for resale, which are associated with energy produced from NSP-Minnesota’s generation assets or energy purchases to serve native load. Electric commodity trading refers to the sales for resale activity of purchasing and reselling electric energy to the wholesale market. Short-term wholesale and electric commodity trading activities are considered part of the electric utility segment.

Margins from electric commodity trading activity conducted at NSP-Minnesota are partially redistributed to PSCo and SPS pursuant to the Joint Operating Agreement (JOA) approved by the FERC. Trading margins are reported net in the Consolidated Statements of Income. The following table details base electric utility, short-term wholesale and electric commodity trading revenue and margin:

	Base		Electric
	Electric	Short-term	Commodity	Consolidated
(Millions of dollars)	Utility	Wholesale	Trading	Total
Three months ended March 31, 2004
Electric utility revenue	$555	$53	$—	$608
Electric fuel and purchased power	(200)	(16)	—	(216)
Electric trading revenue	—	—	42	42
Electric trading costs	—	—	(41)	(41)

Gross margin before operating expenses	$355	$37	$1	$393

Margin as a percentage of revenue	64.0%	69.8%	2.4%	60.5%
Three months ended March 31, 2003
Electric utility revenue	$548	$39	$—	$587
Electric fuel and purchased power	(193)	(16)	—	(209)
Electric trading revenue	—	—	15	15
Electric trading costs	—	—	(14)	(14)

Gross margin before operating expenses	$355	$23	$1	$379

Margin as a percentage of revenue	64.8%	59.0%	6.7%	63.0%

The following summarizes the components of the changes in base electric revenue and base electric margin for the three months ended Mar. 31:

Base Electric Revenue

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$3
Estimated impact of weather	(2)
Fuel and purchased power cost recovery	3
Transmission and other	3

Total base electric revenue increase	$7

Base Electric Margin

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$3
Estimated impact of weather	(1)
Transmission and other	(2)

Total base electric margin increase (decrease)	$—

Short-term wholesale and electric commodity trading sales margins increased approximately $14 million for the first quarter of 2004. First quarter of 2004 short-term wholesale results reflect the impact of high market prices and a pre-existing contract, which expired in the first quarter of 2004. The 2004 trading and short-term wholesale margins are expected to be slightly less than 2003 margins.

Natural Gas Utility Margins — The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchased natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

(Millions of dollars)	2004	2003
Natural gas utility revenue	$312	$333
Cost of natural gas sold and transported	(247)	(269)

Natural gas utility margin	$65	$64

Weather-adjusted natural gas sales declined for the first quarter, as customers reduced their usage to offset the impact of higher natural gas prices. The negative sales growth reduced both natural gas revenue and margin. The following summarizes the components of the changes in natural gas revenue and margin for the three months ended March 31:

Natural Gas Revenue

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$(5)
Estimated impact of weather on firm sales volume	(4)
Purchased gas adjustment clause recovery	(21)
Transportation and other	9

Total natural gas revenue decrease	$(21)

Natural Gas Margin

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$(2)
Estimated impact of weather on firm sales volume	(1)
Transportation and other	4

Total natural gas margin increase	$1

Non-Fuel Operating Expense and Other Costs — The following summarizes the components of the changes in other utility operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2004 vs 2003
Lower plant outage costs	$(5)
Lower performance-based compensation costs	(2)
Lower nuclear costs	(2)
Lower conservation improvement program costs	(1)
Restricted stock unit accruals related to the 2003 grant	4
Higher medical and health care costs	2
Lower pension credits and 2003 401K match true-up	1
Other	(1)

Total other utility operating and maintenance expense increase (decrease)	$(4)

Depreciation and amortization expense decreased by approximately $9.0 million, or 9.9 percent, for the first three months of 2004, compared with the first three months of 2003. During 2003, the Minnesota legislature authorized additional spent nuclear fuel storage at the Prairie Island nuclear plant. In December 2003, the MPUC extended the authorized useful lives of the two generating units at the Prairie Island nuclear plant until 2013 and 2014, respectively, retroactive to Jan. 1, 2003. Annual depreciation expense for 2004 is expected to be approximately $18 million lower than 2003, due to a change in the decommissioning accruals resulting from a related order.

Interest charges and financing costs decreased by approximately $3.1 million, or 8.5 percent, for the first three months of 2004, compared with the first three months of 2003. The decrease is due to the issuance of debt during 2003 to refinance higher coupon debt, including the redemption of the preferred securities of subsidiary trusts.

Income tax expense increased by approximately $9.4 million for the first three months of 2004, compared with the first three months of 2003. The increase is primarily due to higher pretax income in 2004. The effective tax rate for NSP-Minnesota was 33.9 percent in the first three months of 2004 and 36.5 percent in 2003. The decrease in the effective tax rate was primarily due to the increase in the allowance for funds used during construction (AFUDC) equity in 2004, which is excluded from taxable income.

NSP-WISCONSIN MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

NSP-Wisconsin’s net income was $19.2 million for the first three months of 2004, compared with $19.9 million for the first three months of 2003.

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

	Three months ended March 31,
(Millions of dollars)	2004	2003
Total electric utility revenue	$123	$121
Electric fuel and purchased power	(54)	(56)

Total electric utility margin	$69	$65

Margin as a percentage of revenue	56.1%	53.7%

The following summarizes the components of the changes in base electric revenue and base electric margin for the three months ended March 31:

Base Electric Revenue

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$3
Estimated impact of weather	(1)
Interchange Agreement billing with NSP-Minnesota	2
Other	(2)

Total base electric revenue increase	$2

Base Electric Margin

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$2
Estimated impact of weather	(1)
Fuel cost recovery	(1)
Interchange Agreement billing with NSP-Minnesota	5
Other	(1)

Total base electric margin increase	$4

Natural Gas Utility Margins

The following table details the change in natural gas revenue and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to purchase natural gas cost recovery mechanisms for retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Three months ended March 31,
(Millions of dollars)	2004	2003
Natural gas revenue	$58	$64
Cost of natural gas purchased and transported	(46)	(51)

Natural gas margin	$12	$13

The following summarizes the components of the changes in natural gas revenue and margin for the three months ended March 31:

Natural Gas Revenue

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$(1)
Estimated impact of weather on firm sales volume	(1)
Purchased gas adjustment clause recovery	(5)
Transportation and other	1

Total natural gas revenue increase (decrease)	$(6)

Natural Gas Margin

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$(1)
Estimated impact of weather on firm sales volume	(1)
Transportation and other	1

Total natural gas margin increase (decrease)	$(1)

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other utility operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2004 vs 2003
Higher litigation costs	$1
Lower pension credits	1
Restricted stock unit accruals related to the 2003 grant	1
Higher Interchange expense from NSP-Minnesota	1
Other	1

Total other utility operating and maintenance expense increase	$5

Other income (expense) for the first three months of 2004 increased by approximately $0.2 million, compared with the first three months of 2003, largely due to higher AFUDC.

Interest expense decreased by approximately $0.5 million for the first three months of 2004 compared with the first three months of 2003, primarily due to the long-term debt refinancing in October 2003 at a lower coupon rate.

Income tax expense decreased by approximately $0.8 million in the first three months of 2004 compared with the first three months of 2003. The decrease was largely due to lower levels of pre-tax income.

PSCo’s MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

PSCo’s net income was approximately $55.2 million for the first three months of 2004, compared with approximately $70.1 million for the first three months of 2003.

Electric Utility and Commodity Trading Margins

Electric fuel and purchased power expense tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel cost recovery mechanisms for retail customers, most fluctuations in fuel and purchased power costs do not significantly affect electric utility margin. In 2004, PSCo generally is expected to recover all prudently incurred electric fuel and purchased energy costs through an electric commodity adjustment clause.

PSCo has two distinct forms of wholesale sales: short-term wholesale and electric commodity trading. Short-term wholesale refers to electric sales for resale, which are associated with energy produced from PSCo’s generation assets or energy purchases to serve native load. Electric commodity trading refers to the sales for resale activity of purchasing and reselling electric energy to the wholesale market. Short-term wholesale and electric trading activities are considered part of the electric utility segment.

Margins from electric commodity trading activity conducted at PSCo are partially redistributed to NSP-Minnesota and SPS pursuant to the JOA. Trading margins are reported net in the Consolidated Statements of Income. The following table details base electric utility, short-term wholesale and electric commodity trading revenue and margin:

	Base		Electric
	Electric	Short-term	Commodity	Consolidated
(Millions of dollars)	Utility	Wholesale	Trading	Total
Three months ended March 31, 2004
Electric utility revenue	$508	$4	$—	$512
Electric fuel and purchased power	(279)	(4)	—	(283)
Electric trading revenue	—	—	40	40
Electric trading costs	—	—	(40)	(40)

Gross margin before operating expenses	$229	$—	$—	$229

Margin as a percentage of revenue	45.1%	0.0%	0.0%	41.5%
Three months ended March 31, 2003
Electric utility revenue	$474	$20	$—	$494
Electric fuel and purchased power	(234)	(22)	—	(256)
Electric trading revenue	—	—	43	43
Electric trading costs	—	—	(45)	(45)

Gross margin before operating expenses	$240	$(2)	$(2)	$236

Margin as a percentage of revenue	50.6%	(10.0)%	(4.7)%	43.9%

The following summarizes the components of the changes in base electric revenue and base electric margin for the three months ended March 31:

Base Electric Revenue

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$6
Estimated impact of weather	(1)
Fuel cost recovery	33
Transmission and other	(4)

Total base electric revenue increase	$34

Base Electric Margin

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$4
Estimated impact of weather	(1)
Purchased capacity costs	(9)
ECA first quarter incentive	3
Financial hedging costs	(4)
2003 retail jurisdictional allocation adjustment	(5)
Transmission and other	1

Total base electric margin decrease	$(11)

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

	Three Months ended March 31,
(Millions of dollars)	2004	2003
Natural gas utility revenue	$393	$257
Cost of natural gas sold and transported	(302)	(155)

Natural gas utility margin	$91	$102

The following summarizes the components of the changes in natural gas revenue and margin for the three months ended March 31:

Natural Gas Revenue

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$1
Estimated impact of weather on firm sales volume	(3)
Purchased gas adjustment clause recovery	147
Rate changes – Colorado	(9)

Total natural gas revenue increase	$136

Natural Gas Margin

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$1
Estimated impact of weather on firm sales volume	(3)
Rate changes – Colorado	(9)

Total natural gas margin decrease	$(11)

Non-Fuel Operating Expense and Other Items

PSCo’s Other Operating and Maintenance Expenses for the three months ending March 31, 2004 were approximately $14 million greater than for the three months ending March 31, 2003. The factors causing the increase are:

(Millions of dollars)	2004 vs 2003
Higher pension costs and 2003 401(k) match true-up	$5
Restricted stock unit accruals related to the 2003 grant	3
Higher medical and health care costs	3
Timing of reliability and outside vendor costs	2
Higher information technology costs	1
Higher plant outage related costs	1
Lower performance-based compensation costs	(2)
Other	1

Total	$14

Depreciation and Amortization Expense decreased by approximately $6.2 million, or 10.6 percent, for the first three months of 2004 compared with the first three months of 2003. Effective July 1, 2003, the CPUC lengthened the depreciable lives of certain electric utility plant at PSCo as a part of the general Colorado rate case, which will reduce annual depreciation expense by $20 million. This action reduced 2003 depreciation expense by $10 million. Xcel Energy’s depreciation expense in 2004 will reflect the full year impact of this change.

Interest and financing costs decreased by approximately $2.9 million, or 7.3 percent, for the first three months of 2004 compared with the first three months of 2003. The decrease is due to the issuance of debt during 2003 to refinance higher coupon debt, including the redemption of the preferred securities of subsidiary trusts.

Income tax expense decreased by approximately $9.1 million in the first three months of 2004, compared with the first three months of 2003. The decrease was primarily due to lower pretax income levels.

SPS’ MANAGEMENT’S DISCUSSION AND ANALYSIS

RESULTS OF OPERATIONS

SPS’ net income was approximately $14.8 million for the first three months of 2004, compared with approximately $10.1 million for the first three months of 2003.

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

	Base
	Electric	Short-term	Consolidated
(Millions of dollars)	Utility	Wholesale	Total
3 months ended 3/31/2004
Electric utility revenue	$306	$1	$307
Electric fuel and purchased power	(188)	(1)	(189)

Gross margin before operating expenses	$118	$—	$118

Margin as a percentage of revenue	38.6%	0.0%	38.4%
3 months ended 3/31/2003
Electric utility revenue	$242	$3	$245
Electric fuel and purchased power	(138)	(2)	(140)

Gross margin before operating expenses	$104	$1	$105

Margin as a percentage of revenue	43.0%	33.3%	42.9%

Base Electric Revenue

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$4
Capacity sales	3
Fuel cost recovery	55
Transmission and other	2

Total base electric revenue increase (decrease)	$64

Base Electric Margin

(Millions of dollars)	2004 vs 2003
Sales growth (excluding weather impact)	$3
Capacity sales	3
Fuel cost settlement	5
Wheeling costs	2
Transmission and other	1

Total base electric margin increase	$14

Non-Fuel Operating Expense and Other Costs

The following summarizes the components of the changes in other utility operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2004 vs 2003
Higher plant outage costs	$3
Higher medical and health care costs	2
Restricted stock unit accruals related to the 2003 grant	2
Unfavorable inventory adjustment in 2003	(3)
Lower performance-based compensation costs	(1)

Total other utility operating and maintenance expense increase	$3

Taxes (other than income taxes) increased by approximately $1.8 million, or 15.5 percent, for the first three months of 2004, compared with the first three months of 2003. The increase is primarily due to higher franchise taxes and gross receipts taxes in Texas.

Other income (expense) decreased by approximately $0.6 million, or 38.6 percent, for the first three months of 2004, compared with the first three months of 2003. The decrease is primarily due to lower cash levels that resulted in lower interest income in 2004.

Income taxes increased by approximately $3.2 million for the first three months of 2004, compared with the first three months of 2003. The increase is primarily due to higher levels of pre-tax income.

Item 4. CONTROLS AND PROCEDURES

Xcel Energy’s Utility Subsidiaries maintain a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of the Utility Subsidiary management, including their chief executive officers (CEO) and chief financial officers (CFO), of the effectiveness of their disclosure controls and procedures, the CEOs and CFOs have concluded that the Utility Subsidiary disclosure controls and procedures are effective.

No change in Xcel Energy’s Utility Subsidiaries’ internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, their internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against the Utility Subsidiaries of Xcel Energy. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 2 and 4 of the Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 of NSP-Minnesota’s, NSP-Wisconsin’s, PSCo’s and SPS’ Annual Report on Form 10-K for the year ended Dec. 31, 2003 for a description of certain legal proceedings presently pending. There are no new significant cases to report against the Utility Subsidiaries of Xcel Energy and there have been no notable changes in the previously reported proceedings.

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

The following Exhibits are filed with this report:

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – NSP-Minnesota.

31.02	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – NSP-Wisconsin.

31.03	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – PSCo.

31.04	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 – SPS.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – NSP-Minnesota

32.02	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – NSP-Wisconsin.

32.03	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – PSCo.

32.04	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 – SPS.

99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

     (b) Reports on Form 8-K

The following reports on Form 8-K were filed either during the three months ended March 31, 2004, or between March 31, 2004, and the date of this report:

None.

NORTHERN STATES POWER CO. (A MINNESOTA CORPORATION) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2004.

Northern States Power Co. (a Minnesota corporation)
(Registrant)

/s/ TERESA S. MADDEN

Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE

Benjamin G.S. Fowke
Vice President, Chief Financial Officer and Treasurer

NORTHERN STATES POWER CO. (A WISCONSIN CORPORATION) SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2004.

Northern States Power Co. (a Wisconsin corporation)
(Registrant)

/s/ TERESA S MADDEN

Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III

Benjamin G.S. Fowke III
Vice President, Chief Financial Officer and Treasurer

PUBLIC SERVICE CO. OF COLORADO SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2004.

Public Service Co. of Colorado
(Registrant)

/s/ TERESA S. MADDEN

Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III

Benjamin G.S. Fowke III
Vice President, Chief Financial Officer and Treasurer

SOUTHWESTERN PUBLIC SERVICE CO. SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2004.

Southwestern Public Service Co.
(Registrant)

/s/ TERESA S. MADDEN

Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III

Benjamin G.S. Fowke III
Vice President, Chief Financial Officer and Treasurer