Form 10-Q
period 2005-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2005-05-02
CIK 81018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-3280

Public Service Company of Colorado

(Exact name of registrant as specified in its charter)

Colorado	84-0296600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1225 17th Street, Denver Colorado	80202
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code (303) 571-7511

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 29, 2005
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

This Form 10-Q is filed by Public Service Co. of Colorado (PSCo). PSCo is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Xcel Energy is a registered holding company under the Public Utility Holding Company Act of 1935 (PUHCA). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars)

	Three Months Ended March 31,
	2005	2004
Operating revenues:
Electric utility	$575,897	$511,309
Natural gas utility	452,986	392,530
Steam and other	10,394	8,081
Total operating revenues	1,039,277	911,920

Operating expenses:
Electric fuel and purchased power	340,203	282,612
Cost of natural gas sold and transported	360,321	301,645
Cost of sales – steam and other	6,591	5,128
Other operating and maintenance expenses	124,221	128,959
Depreciation and amortization	59,465	52,421
Taxes (other than income taxes)	22,763	22,151
Total operating expenses	913,564	792,916

Operating income	125,713	119,004

Other income (expense):
Nonoperating expenses, net of interest and other income (see Note 7)	(3,582)	(2,838)
Allowance for funds used during construction - equity	585	3,502
Total other income (expense)	(2,997)	664

Interest charges and financing costs:
Interest charges – including other financing costs of $1,707 and $2,081, respectively	37,492	39,412
Allowance for funds used during construction – debt	(1,366)	(2,697)
Total interest charges and financing costs	36,126	36,715

Income before income taxes	86,590	82,953
Income taxes	20,983	27,787
Net income	$65,607	$55,166

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)

	Three Months Ended March 31,
	2005	2004
Operating activities:
Net income	$65,607	$55,166
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,846	53,240
Deferred income taxes	(3,695)	6,671
Amortization of investment tax credits	(993)	(1,408)
Allowance for equity funds used during construction	(585)	(3,502)
Change in accounts receivable	(6,596)	(20,704)
Change in accrued unbilled revenue	24,725	32,983
Change in inventories	65,953	33,643
Change in recoverable purchased natural gas and electric energy costs	66,661	69,184
Change in prepayments and other current assets	24,217	29,593
Change in accounts payable	(127,111)	(127,292)
Change in other current liabilities	26,749	47,116
Change in other noncurrent assets	14,949	(757)
Change in other noncurrent liabilities	11,574	23,067
Net cash provided by operating activities	224,301	197,000

Investing activities:
Capital/construction expenditures	(95,151)	(86,915)
Allowance for equity funds used during construction	585	3,502
Other investments	428	4,688
Net cash used in investing activities	(94,138)	(78,725)

Financing activities:
Short-term borrowings – net	(132,215)	(918)
Repayment of long-term debt, including reacquisition premiums	(110,360)	(145,520)
Capital contribution from parent	185,000	—
Dividends paid to parent	(62,564)	(59,598)
Net cash used in financing activities	(120,139)	(206,036)

Net increase (decrease) in cash and cash equivalents	10,024	(87,761)
Cash and cash equivalents at beginning of period	726	125,101
Cash and cash equivalents at end of period	$10,750	$37,340

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)

	March 31, 2005	Dec. 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$10,750	$726
Accounts receivable — net of allowance for bad debts: $13,899 and $14,734, respectively	351,482	341,946
Accounts receivable from affiliates	17,022	19,961
Accrued unbilled revenues	148,128	172,854
Recoverable purchased natural gas and electric energy costs	105,554	172,215
Materials and supplies inventories — at average cost	43,767	44,897
Fuel inventory — at average cost	27,801	23,533
Natural gas inventory – at average cost	80,894	149,985
Derivative instruments valuation — at market	118,167	54,450
Prepayments and other	72,221	73,896
Total current assets	975,786	1,054,463
Property, plant and equipment, at cost:
Electric utility plant	6,143,717	6,123,791
Natural gas utility plant	1,707,103	1,691,895
Construction work in progress	189,581	200,118
Common utility and other	834,301	786,025
Total property, plant and equipment	8,874,702	8,801,829
Less accumulated depreciation	(2,890,865)	(2,862,494)
Net property, plant and equipment	5,983,837	5,939,335
Other assets:
Other investments	35,557	35,985
Regulatory assets	223,373	246,564
Derivative instruments valuation – at market	176,333	137,846
Other	38,414	38,413
Total other assets	473,677	458,808
Total assets	$7,433,300	$7,452,606
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$135,827	$135,854
Short-term debt	55,000	186,300
Note payable to affiliate	9,740	10,655
Accounts payable	301,038	415,652
Accounts payable to affiliates	23,368	35,865
Taxes accrued	94,509	72,446
Dividends payable to parent	—	62,565
Derivative instruments valuation — at market	10,582	60,586
Accrued interest	53,249	41,104
Other	80,068	87,294
Total current liabilities	763,381	1,108,321
Deferred credits and other liabilities:
Deferred income taxes	761,035	744,326
Deferred investment tax credits	65,963	66,955
Regulatory liabilities	649,818	475,136
Customers advances for construction	281,733	284,534
Minimum pension liability	62,669	62,669
Derivative instruments valuation – at market	137,830	157,130
Benefit obligations and other	103,165	87,022
Total deferred credits and other liabilities	2,062,213	1,877,772
Long-term debt	2,070,888	2,179,961
Common stock – authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Premium on common stock	2,166,903	1,981,903
Retained earnings	458,353	392,746
Accumulated other comprehensive loss	(88,438)	(88,097)
Total common stockholder’s equity	2,536,818	2,286,552
Commitments and contingencies (see Note 4)
Total liabilities and equity	$7,433,300	$7,452,606

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of PSCo and its subsidiaries as of March 31, 2005, and Dec. 31, 2004; the results of its operations for the three months ended March 31, 2005 and 2004; and its cash flows for the three months ended March 31, 2005 and 2004. Due to the seasonality of electric sales of PSCo, quarterly results are not necessarily an appropriate base from which to project annual results.

The accounting policies of PSCo are set forth in Note 1 to its financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2004. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1. Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

FASB Interpretation No. 47 (FIN No. 47) – In April 2005, the Financial Accounting Standards Board (FASB) issued FIN No. 47 to clarify the scope and timing of liability recognition for conditional asset retirement obligations pursuant to Statement of Financial Accounting Standard (SFAS) No. 143 - “Accounting for Asset Retirement Obligations”.  The interpretation requires that a liability be recorded for the fair value of an asset retirement obligation, if the fair value is estimable, even when the obligation is dependent on a future event.  FIN No. 47 further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized.  Implementation is required to be effective no later than the end of fiscal years ending after Dec. 15, 2005.  Additionally, FIN No. 47 will permit but not require restatement of interim financial information during any period of adoption.  Both recognition of a cumulative change in accounting and disclosure of the liability on a pro forma basis are required for transition purposes.  PSCo is evaluating the impact of FIN No. 47, however, it is not expected to have a material impact on results of operations or financial position due to the expected recovery of asset retirement costs in customer rates.

Reclassifications - Certain items in the statement of income for the three months ended March 31, 2004 have been reclassified to conform to the 2005 presentation.  These reclassifications had no effect on net income.

2. Regulation

Federal Regulation

Market-Based Rate Authority — The Federal Energy Regulatory Commission (FERC) regulates the wholesale sale of electricity.  In addition to the FERC’s traditional cost of service methodology for determining the rates allowed to be charged for wholesale electric sales, in the 1990’s FERC began to allow utilities to make sales at market-based rates.  In order to obtain market-based rate authorization from the FERC, utilities such as PSCo have been required to submit analyses demonstrating that they did not have market power in the relevant markets.  PSCo was previously granted market-based rate authority by the FERC.

In 2004, the FERC adopted two indicative screens (an uncommitted pivotal supplier analysis and an uncommitted market share analysis) as a revised test to assess market power.  Passage of the two screens creates a rebuttable presumption that an applicant does not have market power, while the failure creates a rebuttable presumption that the utility does have market power.  An applicant or intervenor can rebut the presumption by performing a more extensive delivered-price test analysis.  If an applicant is determined to have generation market power, the applicant has the opportunity to propose its own mitigation plan or may implement default mitigation established by the FERC.  The default mitigation limits prices for sales of power to cost-based rates within areas where an applicant is found to have market power.

Xcel Energy filed the required analysis applying the FERC’s two indicative screens on behalf of itself and PSCo with the FERC on Feb. 7, 2005.  This analysis demonstrated that PSCo did not pass the pivotal supplier analysis in its own control area and all adjacent markets or the market share analysis in its own control area.  Numerous parties filed interventions and requested that FERC set the analysis for hearing.  Certain parties asked the FERC to revoke the market-based rate authority of PSCo.  It is accordingly expected that the FERC will set the market-based rate authorizations for investigation and hearing under Section 206 of the Federal Power Act.  At that time, PSCo expects to submit a delivered-price test analysis to support the continuance of market-based rate authority in its own control area.  PSCo does not expect the mitigation measures imposed, if any, to have a significant financial impact on its commodity marketing operations.

Other Regulatory Matters

PSCo Resource Plan — In December 2004, the Colorado Public Utilities Commission (CPUC) approved a settlement agreement between PSCo and many intervening parties concerning its future resource plan.  As a part of the settlement the CPUC approved PSCo’s plan to construct a 750-megawatt net output pulverized coal-fired unit at the Comanche Station located near Pueblo, Colo. and transfer up to 250 megawatts of capacity ownership from the 750-megawatt unit to Intermountain Rural Electric Association (IREA) and Holy Cross Energy, if negotiations with those entities are successful.

On April 12, 2005, PSCo signed agreements with IREA that define the respective rights and obligations of PSCo and IREA in the transfer of 25 percent of the capacity ownership of the new 750-megawatt Comanche unit to IREA.  Transfer of ownership to IREA is contingent upon IREA’s successful completion of its financing, among other things, and is expected to occur in the fourth quarter of 2005.

On April 8, 2005, the Colorado Department of Public Health and Environment issued draft air quality permits for the new Comanche unit for public comment.  The public comment period for the permit extends until May 15, 2005, and a public hearing is expected to be held in late May or early June.  Final permits are likely to be issued several weeks after close of the comment period.  Construction on the plant is planned to commence when final air quality permits are received.

PSCo plans to contract for the construction of the new Comanche unit in primarily five components.  These primary contracts would cover construction related to the boiler, turbine, air quality control, stack and most other work.  Contracts are expected to be executed throughout the summer of 2005.

On Feb. 16, 2005, PSCo filed an application with the CPUC for a certificate of public convenience and necessity for construction of the transmission associated with the new Comanche unit.  The transmission project consists primarily of a new 345-kilovolt transmission line that will be constructed between Comanche Station and Daniels Park, Colorado.  As part of the transmission project, PSCo plans to upgrade an existing 230-kilovolt line to 345-kilovolt operation.  The CPUC has set this matter for hearing before an administrative law judge during the summer of 2005.

Colorado Legislative Changes - In November 2004, an amendment to the Colorado statutes was passed requiring implementation of a renewable energy portfolio standard for electric service.  The new law requires PSCo to generate, or cause to be generated, a certain level of electricity from eligible renewable resources.  Generation of electricity from renewable resources, particularly solar energy, may be a higher-cost alternative to traditional fuels, such as coal and natural gas.  Such incremental costs are expected to be recovered from customers.  On March 29, 2005, the CPUC initiated a proceeding to determine the rules and regulations required to implement the renewal portfolio standard.  The CPUC has scheduled hearings regarding the proposed rules for July 11-14, 2005.  Final rules are expected to become effective later this year.

3.     Tax Matters — Corporate-Owned Life Insurance

Interest Expense Deductibility — PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo, owns and manages permanent life insurance policies, known as corporate-owned life insurance (COLI) policies, on some of PSCo’s employees. At various times, borrowings have been made against the cash values of these COLI policies and deductions taken on the interest expense on these borrowings. The Internal Revenue Service (IRS) has challenged the deductibility of such interest expense deductions and has disallowed the deductions taken in tax years 1993 through 2001.

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

In April 2004, Xcel Energy filed a lawsuit in U.S. District Court for the District of Minnesota against the IRS to establish its entitlement to deduct policy loan interest for tax years 1993 and 1994.  In December 2004, Xcel Energy filed suit in U.S. Tax Court in Washington D.C. for tax years 1995 through 1997 and again in March 2005 for tax years 1998 and 1999.  Xcel Energy expects to request that the tax court consolidate and stay its petitions pending the decision in the district court litigation.  Xcel Energy intends to bring a motion for summary judgment in the district court litigation.  Its brief in support of this motion is expected to be filed on or before May 3, 2005, with oral arguments presented to the district court on June 17, 2005.  The litigation could require several years to reach final resolution. Although the ultimate resolution of this matter is uncertain, it could have a material adverse effect on PSCo’s financial position and results of operations. Defense of Xcel Energy’s position may require significant cash outlays, which may or may not be recoverable in a court proceeding.

Should the IRS ultimately prevail on this issue, tax and interest payable through Dec. 31, 2004, would reduce earnings by an estimated $311 million.  In 2004, PSCo received formal notification that the IRS will seek penalties. If penalties (plus associated interest) also are included, the total exposure through Dec. 31, 2004, is approximately $368 million.  PSCo estimates its annual earnings for 2005 would be reduced by $40 million, after tax, if COLI interest expense deductions were no longer available.

Accounting for Uncertain Tax Positions — In July 2004, the FASB discussed potential changes or clarifications in the criteria for recognition of tax benefits, which may result in raising the threshold for recognizing tax benefits, which have some degree of uncertainty. The FASB has not issued any proposed guidance, but an exposure draft may be released in the second quarter of 2005.  PSCo is unable to determine the impact or timing of any potential accounting changes required by the FASB, but such changes could have a material impact on its financial statements.

4. Commitments and Contingent Liabilities

Environmental Contingencies

PSCo has been or is currently involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, PSCo is pursuing or intends to pursue insurance claims and believes it will recover some portion of these costs through such claims. Additionally, where applicable, PSCo is pursuing, or intends to pursue, recovery from other potentially responsible parties and through the rate regulatory process. To the extent any costs are not recovered through the options listed above, PSCo would be required to recognize an expense for such unrecoverable amounts in its consolidated financial statements.

Fort Collins Manufactured Gas Plant (MGP) Site — Prior to 1926, Poudre Valley Gas Co., a predecessor of PSCo, operated an MGP in Fort Collins, Colo., not far from the Cache la Poudre River. In 1926, after acquiring the Poudre Valley Gas Co., PSCo shut down the MGP site and has sold most of the property.  An oily substance similar to MGP byproducts was discovered in the Cache la Poudre River.  On Nov. 10, 2004, PSCo entered into an agreement with the EPA, the city of Fort Collins and Schrader Oil Co., under which PSCo will perform remediation and monitoring work.  Work is currently under way, with completion of construction anticipated in the second quarter of 2005, followed by ongoing operation and maintenance.  On or about April 28, 2005, PSCo brought a contribution action against Schrader Oil Co. and related parties alleging Schrader Oil Co. released hazardous substances into the environment and these releases increased the migration and environmental impact of the MGP byproducts at the site.  PSCo requested damages, including a portion of the costs PSCo incurred to investigate and remove contaminated sediments from the Cache la Poudre River.

Legal Contingencies

Lawsuits and claims arise in the normal course of business.  Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition of them. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material adverse effect on PSCo’s financial position and results of operations.

Other Contingencies

The circumstances set forth in Note 12 to the financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 and Notes 2, 3 and 4 of this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference.

5. Short-Term Borrowings and Financing Activities

At March 31, 2005, PSCo had $55 million in short-term debt outstanding at a weighted average interest rate of 3.68 percent. PSCo renewed its credit facility on April 21, 2005.  The $500 million facility has a term of 5 years and is unsecured.  The credit facility has one financial covenant, requiring that the debt to total capitalization ratio be less than or equal to 65 percent.

6. Derivative Valuation and Financial Impacts

PSCo records all derivative instruments on the balance sheet at fair value unless exempted as a normal purchase or sale. Changes in non-exempt derivative instrument’s fair value are recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to be reflected in Other Comprehensive Income or to offset related results of the hedged item in the statement of income, to the extent effective. Statement of Financial Accounting Standard No. 133 - “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS No. 133), requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.

The impact of the components of hedges on PSCo’s Other Comprehensive Income, included as a component of stockholder’s equity, are detailed in the following tables:

	Three Months Ended
(Millions of Dollars)	March 31, 2005	March 31, 2004
Balance at Jan. 1,	$15.7	$17.2
After-tax net unrealized gains related to derivatives accounted for as hedges	1.9	—
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(2.3)	(0.4)
Accumulated other comprehensive income related to cash flow hedges — March 31,	$15.3	$16.8

Cash Flow Hedges

PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices and interest rates. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Other Comprehensive Income.

At March 31, 2005, PSCo had various commodity-related contracts designated as cash flow hedges extending through 2009. The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place. Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the physical purchase or sale of energy and energy related products, the use of natural gas to generate electric energy or natural gas purchased for resale. As of March 31, 2005, PSCo had no amounts accumulated in Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle. However, due to the volatility of commodities markets, the value in Other Comprehensive Income will likely change prior to its recognition in earnings.

PSCo enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of March 31, 2005, PSCo had net gains of $1.5 million accumulated in Other Comprehensive Income related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy and energy related products are recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for natural gas purchased for resale are recorded as a component of natural gas costs and interest rate hedging transactions are recorded as a component of interest expense. PSCo is allowed to recover in electric or natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility, as discussed in Note 10 to the consolidated financial statements reported in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2004. There was no hedge ineffectiveness in the first quarter of 2005.

Derivatives Not Qualifying for Hedge Accounting

PSCo has commodity trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Consolidated Statement of Income. The results of these transactions are recorded as a component of Operating Revenue on the Consolidated Statement of Income.

PSCo also enters into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS No. 133.

Normal Purchases or Normal Sales Contracts

PSCo enters into contracts for the purchase and sale of various commodities for use in its business operations. SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial instrument or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. Contracts that meet these requirements are documented and exempted from the fair value accounting and reporting requirements of SFAS No. 133.

PSCo evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify and meet the normal designation requirements under SFAS No. 133. None of the derivative contracts entered into within the commodity trading operations qualify for a normal designation.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

7. Detail of Nonoperating Expenses, Net of Interest and Other Income

Interest and other income, net of nonoperating expenses, for the three months ended March 31 comprises the following:

	Three months ended March 31,
(Thousands of dollars)	2005	2004

Interest income	$576	$520
Other nonoperating income	591	512
Interest expense on corporate-owned life insurance, net of increase in cash surrender value	(4,695)	(3,726)
Other nonoperating expenses	(54)	(144)
Total nonoperating expenses, net of interest and other income	$(3,582)	$(2,838)

8. Segment Information

PSCo has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment; commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2005
Revenues from:
External customers	$575,897	$452,986	$10,394	$—	$1,039,277
Internal customers	58	25	—	(83)	—
Total revenue	575,955	453,011	10,394	(83)	1,039,277
Segment net income	$35,626	$24,078	$5,903	$—	$65,607

Three months ended March 31, 2004
Revenues from:
External customers	$511,309	$392,530	$8,081	$—	$911,920
Internal customers	47	22	—	(69)	—
Total revenue	511,356	392,552	8,081	(69)	911,920
Segment net income	$29,922	$23,808	$1,436	$—	$55,166

9.  Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Millions of dollars)	2005	2004

Net income	$65.6	$55.2
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 6)	1.9	—
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 6)	(2.3)	(0.4)
Unrealized gain on marketable securities	0.1	0.1
Other comprehensive loss	(0.3)	(0.3)
Comprehensive income	$65.3	$54.9

The accumulated comprehensive income in stockholder’s equity at March 31, 2005 and 2004, relates to valuation adjustments on PSCo’s derivative financial instruments and hedging activities, the mark-to-market component of PSCo’s marketable securities and unrealized losses related to its minimum pension liability.

10. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$17,250	$16,350	$1,743	$1,625
Interest cost	40,996	38,175	13,867	12,900
Expected return on plan assets	(70,274)	(72,225)	(6,583)	(5,275)
Amortization of transition (asset) obligation	—	(2)	3,645	3,700
Amortization of prior service cost (credit)	7,522	7,601	(545)	(550)
Amortization of net (gain) loss	3,449	(5,141)	6,663	5,550
Net periodic benefit cost (credit)	(1,057)	(15,242)	$18,790	$17,950
Costs not recognized due to the effects of regulation	3,184	10,177	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost (credit) recognized for financial reporting	$2,127	$(5,065)	$19,763	$18,923

PSCo
Net periodic benefit cost (credit)	$4,943	$2,456	$11,173	$9,838
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$4,943	$2,456	$12,146	$10,811

Item 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS

Discussion of financial condition and liquidity for PSCo is omitted per conditions set forth in general instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis and the results of operations set forth in general instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•    Economic conditions, including their impact on capital expenditures and the ability of PSCo to obtain financing on favorable terms, inflation rates and monetary fluctuations;

•    Business conditions in the energy business;

•    Demand for electricity in the nonregulated marketplace;

•    Trade, monetary, fiscal, taxation and environmental policies of governments, agencies and similar organizations in geographic areas where PSCo has a financial interest;

•    Customer business conditions, including demand for their products or services and supply of labor and materials used in creating their products and services;

•    Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission, the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•    Availability or cost of capital such as changes in: interest rates; market perceptions of the utility industry, PSCo, Xcel Energy or any of its other subsidiaries; or security ratings;

•    Factors affecting utility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel or natural gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; environmental incidents; or electric transmission or gas pipeline constraints;

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

•    Significant slowdown in growth or decline in the U.S. economy, delay in growth or recovery of the U.S. economy or increased cost for insurance premiums, security and other items;

•    Risks associated with implementations of new technologies; and

•    Other business or investment considerations that may be disclosed from time to time in PSCo’s SEC filings or in other publicly disseminated written documents.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2004. Commodity price and interest rate risks for PSCo are mitigated due to cost-based rate regulation. At March 31, 2005, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2004.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $65.6 million for the first three months of 2005, compared with approximately $55.2 million for the first three months of 2004.

Electric Utility, Short-term Wholesale and Commodity Trading Margins

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

Margins from commodity trading activity conducted at PSCo are partially redistributed to Northern States Power Company, a Minnesota corporation, and Southwestern Public Service Company, both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC.  Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenue.  Trading revenues are reported net of trading costs in the Consolidated Statements of Income.  Commodity trading costs include fuel, purchased power, transmission and other related costs.  The following table details base electric utility, short-term wholesale and commodity trading revenue and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total

Three months ended March 31, 2005
Electric utility revenue (excluding commodity trading)	$575	$3	$—	$578
Electric fuel and purchased power	(338)	(2)	—	(340)
Commodity trading revenue	—	—	79	79
Commodity trading costs	—	—	(81)	(81)
Gross margin before operating expenses	$237	$1	$(2)	$236
Margin as a percentage of revenue	41.2%	33.3%	(2.5)%	35.9%

Three months ended March 31, 2004
Electric utility revenue (excluding commodity trading)	$508	$4	$—	$512
Electric fuel and purchased power	(279)	(4)	—	(283)
Commodity trading revenue	—	—	40	40
Commodity trading costs	—	—	(40)	(40)
Gross margin before operating expenses	$229	$—	$—	$229
Margin as a percentage of revenue	45.1%	0.0%	0.0%	41.5%

The following summarizes the components of the changes in base electric revenue and base electric margin for the three months ended March 31:

Base Electric Revenue

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$7
Fuel cost recovery	40
Firm wholesale and capacity revenues	23
Transmission and other	(3)
Total base electric revenue increase	$67

Base Electric Margin

(Millions of dollars)	2005 vs. 2004

Sales growth (excluding weather impact)	$5
Purchased capacity costs	(6)
Financial hedging costs	4
2003 retail jurisdictional allocation adjustment	4
Capacity margins	7
Transmission and other	(6)
Total base electric margin increase	$8

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

	Three Months ended March 31,
(Millions of dollars)	2005	2004

Natural gas utility revenue	$453	$393
Cost of natural gas sold and transported	(360)	(302)
Natural gas utility margin	$93	$91

The following summarizes the components of the changes in natural gas revenue and margin for the three months ended March 31:

Natural Gas Revenue

(Millions of dollars)	2005 vs. 2004

Estimated impact of weather on firm sales volume	$1
Purchased gas adjustment clause recovery	58
Transport and other	1
Total natural gas revenue increase	$60

Natural Gas Margin

(Millions of dollars)	2005 vs. 2004

Estimated impact of weather on firm sales volume	$1
Transport and other	1
Total natural gas margin increase	$2

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other utility operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2005 vs. 2004

Lower restricted stock unit accruals	$(3)
Lower plant outage related costs	(1)
Lower litigation costs	(1)
Higher pension and medical costs	4
Lower 401(k) plan costs	(2)
Other	(2)
Total	$(5)

Depreciation and amortization expense increased by approximately $7.0 million, or 13.4 percent, for the first three months of 2005 compared with the first three months of 2004, primarily due to plant additions and higher software amortization.

Income tax expense decreased by approximately $6.8 million for the first three months of 2005, compared with the first three months of 2004.  The effective tax rate was 24.2 percent for the first three months of 2005, compared with 33.5 percent for the same period in 2004.  The decreases were primarily due to a decrease in plant-related permanent taxable income items for 2005 as compared to 2004.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the chief executive officer (CEO) and chief financial officer (CFO), of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in PSCo’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against PSCo.  Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.  See Notes 2, 3 and 4 to the Consolidated Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 12 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 for a description of certain legal proceedings presently pending.  Except as set forth above and below, there are no new significant cases to report against PSCo, and there have been no notable changes in the previously reported proceedings.

Item 5. OTHER INFORMATION

On April 21, 2005, PSCo entered into a new five-year $500 million credit facility.  The facility is described in Note 5 and is filed as Exhibit 4.01 hereto.

Item 6. EXHIBITS

The following Exhibits are filed with this report:

*	Incorporated by reference
4.01*

$500,000,000 Credit Agreement among Public Service Company of Colorado, as Borrower, the several lenders from time to time parties hereto, Keybank National Association and UBS Loan Finance LLC, as documentation agents, The Bank of New York and Wells Fargo Bank, National Association, as syndication agents, and JPMorgan Chase Bank, N.A., as administrative agent dated as of April 21, 2005 (Exhibit 4.02 to Xcel Energy Form 10-Q for the quarter ended March 31, 2005 (file number 001-03034))

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 2, 2005.

Public Service Co. of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer