Form 10-Q
period 2005-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2005-10-31
CIK 81018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended Sept. 30, 2005
or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-3280

Public Service Company of Colorado

(Exact name of registrant as specified in its charter)

Colorado	84-0296600
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1225 17th Street, Denver
Colorado	80202
(Address of principal executive offices)	(Zip Code)

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).     ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).          ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 26, 2005
Common Stock, $0.01 par value	100 shares

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

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2005	2004	2005	2004
Operating revenues:
Electric utility	$654,199	$612,656	$1,807,470	$1,629,037
Natural gas utility	122,427	117,198	774,277	671,510
Steam and other	6,097	3,690	23,461	18,149
Total operating revenues	782,723	733,544	2,605,208	2,318,696

Operating expenses:
Electric fuel and purchased power	394,583	357,623	1,062,300	934,688
Cost of natural gas sold and transported	70,032	63,334	566,881	468,600
Cost of sales—steam and other	2,889	2,606	13,275	11,125
Other operating and maintenance expenses	133,189	111,354	395,495	369,876
Depreciation and amortization	60,195	57,072	179,114	164,211
Taxes (other than income taxes)	22,562	21,563	67,226	65,235
Total operating expenses	683,450	613,552	2,284,291	2,013,735

Operating income	99,273	119,992	320,917	304,961

Other income (expense):
Nonoperating expenses, net of interest and other income (see Note 7)	(2,207)	(1,437)	(8,181)	(7,207)
Allowance for funds used during construction—equity	13	1,757	1,243	7,778
Total other income (expense)	(2,194)	320	(6,938)	571

Interest charges and financing costs:
Interest charges—including other financing costs of $1,663, $1,664, $5,109 and $5,677, respectively	34,691	37,529	109,380	114,649
Allowance for funds used during construction—debt	(993)	(1,535)	(3,388)	(5,804)
Total interest charges and financing costs	33,698	35,994	105,992	108,845

Income before income taxes	63,381	84,318	207,987	196,687
Income taxes	17,703	25,213	49,514	54,484
Net income	$45,678	$59,105	$158,473	$142,203

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)

	Nine Months Ended Sept. 30,
	2005	2004
Operating activities:
Net income	$158,473	$142,203
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	189,512	172,228
Deferred income taxes	83,321	28,450
Amortization of investment tax credits	(2,978)	(4,224)
Allowance for equity funds used during construction	(1,243)	(7,778)
Change in accounts receivable	(2,990)	(27,690)
Change in accrued unbilled revenue	(61,041)	(40,263)
Change in inventories	(30,796)	(32,652)
Change in recoverable purchased natural gas and electric energy costs	76,809	93,503
Change in prepayments and other current assets	80,648	(11,401)
Change in accounts payable	51,325	(25,109)
Change in other current liabilities	(16,811)	16,930
Change in other noncurrent assets	10,005	(13,474)
Change in other noncurrent liabilities	3,287	10,995
Net cash provided by operating activities	537,521	301,718

Investing activities:
Capital/construction expenditures	(283,052)	(301,867)
Proceeds from disposition of property, plant and equipment	—	7,781
Allowance for equity funds used during construction	1,243	7,778
Other investments	(2,864)	(90)
Net cash used in investing activities	(284,673)	(286,398)

Financing activities:
Short-term borrowings—net	(196,889)	24,749
Proceeds from issuance of long-term debt—net	129,500	—
Repayment of long-term debt, including reacquisition premiums	(240,528)	(146,586)
Capital contribution from parent	199,880	165,045
Dividends paid to parent	(62,564)	(182,443)
Net cash used in financing activities	(170,601)	(139,235)

Net increase (decrease) in cash and cash equivalents	82,247	(123,915)
Cash and cash equivalents at beginning of period	726	125,101
Cash and cash equivalents at end of period	$82,973	$1,186

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$92,296	$97,492
Cash paid for income taxes (net of refunds received)	$38,587	$11,159

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)

	Sept. 30, 2005	Dec. 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$82,973	$726
Accounts receivable—net of allowance for bad debts: $17, 979 and $14,734, respectively	343,161	341,946
Accounts receivable from affiliates	21,737	19,961
Accrued unbilled revenues	233,895	172,854
Recoverable purchased natural gas and electric energy costs	95,407	172,215
Materials and supplies inventories—at average cost	42,478	44,897
Fuel inventory—at average cost	23,749	23,533
Natural gas inventory—at average cost	182,983	149,985
Derivative instruments valuation—at market	302,274	54,450
Prepayments and other	33,459	73,896
Total current assets	1,362,116	1,054,463
Property, plant and equipment, at cost:
Electric utility plant	6,245,575	6,123,791
Natural gas utility plant	1,743,876	1,691,895
Construction work in progress	167,287	200,118
Common utility and other	845,443	786,025
Total property, plant and equipment	9,002,181	8,801,829
Less accumulated depreciation	(2,942,861)	(2,862,494)
Net property, plant and equipment	6,059,320	5,939,335
Other assets:
Other investments	38,848	35,985
Regulatory assets	218,645	246,564
Derivative instruments valuation—at market	264,193	137,846
Other	36,831	38,413
Total other assets	558,517	458,808
Total assets	$7,979,953	$7,452,606
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$260,822	$135,854
Short-term debt	—	186,300
Note payable to affiliate	66	10,655
Accounts payable	484,533	415,652
Accounts payable to affiliates	18,310	35,865
Taxes accrued	60,956	72,446
Dividends payable to parent	—	62,565
Derivative instruments valuation—at market	32,650	60,586
Accrued interest	50,657	41,104
Other	75,672	87,294
Total current liabilities	983,666	1,108,321
Deferred credits and other liabilities:
Deferred income taxes	795,300	744,326
Deferred investment tax credits	63,977	66,955
Regulatory liabilities	949,182	475,136
Customers advances for construction	285,660	284,534
Minimum pension liability	62,669	62,669
Derivative instruments valuation—at market	136,645	157,130
Benefit obligations and other	112,952	87,022
Total deferred credits and other liabilities	2,406,385	1,877,772
Long-term debt	1,946,122	2,179,961
Common stock—authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Premium on common stock	2,181,782	1,981,903
Retained earnings	551,220	392,746
Accumulated other comprehensive loss	(89,222)	(88,097)
Total common stockholder’s equity	2,643,780	2,286,552
Commitments and contingencies (see Note 4)
Total liabilities and equity	$7,979,953	$7,452,606

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of PSCo and its subsidiaries as of Sept. 30, 2005, and Dec. 31, 2004; the results of its operations for the three and nine months ended Sept. 30, 2005 and 2004; and its cash flows for the nine months ended Sept. 30, 2005 and 2004. Due to the seasonality of electric sales of PSCo, quarterly results are not necessarily an appropriate base from which to project annual results.

The significant accounting policies of PSCo are set forth in Note 1 to its consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2004. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1. Significant Accounting Policies

FASB Interpretation No. 47 (FIN No. 47)—In April 2005, the Financial Accounting Standards Board (FASB) issued FIN No. 47 to clarify the scope and timing of liability recognition for conditional asset retirement obligations pursuant to Statement of Financial Accounting Standard (SFAS) No. 143 - “Accounting for Asset Retirement Obligations”.  The interpretation requires that a liability be recorded for the fair value of an asset retirement obligation, if the fair value is estimable, even when the obligation is dependent on a future event.  FIN No. 47 further clarified that uncertainty surrounding the timing and method of settlement of the obligation should be factored into the measurement of the conditional asset retirement obligation rather than affect whether a liability should be recognized.  Implementation is required to be effective no later than the end of fiscal years ending after Dec. 15, 2005.  Additionally, FIN No. 47 will permit but not require restatement of interim financial information during any period of adoption.  Both recognition of a cumulative change in accounting and disclosure of the liability on a pro forma basis are required for transition purposes.  PSCo is evaluating the impact of FIN No. 47, however, it is not expected to have a material impact on results of operations or financial position due to the expected recovery of asset retirement costs in customer rates.

Accounting for Uncertain Tax Position—On July 14, 2005, the FASB issued an exposure draft on accounting for uncertain tax positions under SFAS No. 109—“Accounting for Income Taxes”.  See Note 3 to the consolidated financial statements for further discussion.

Reclassifications—Certain items in the statement of income for the three and nine months ended Sept. 30, 2004 have been reclassified to conform to the 2005 presentation.  These reclassifications had no effect on net income.

2. Regulation

Federal Regulation

Energy Legislation—On Aug. 8, 2005, President Bush signed into law the Energy Policy Act of 2005 (Energy Act), significantly changing many federal energy statutes.  The Energy Act is expected to have a substantial long-term effect on energy markets, energy investment, and regulation of public utilities and holding company systems by the Federal Energy Regulatory Commission (FERC), the Securities and Exchange Commission (SEC) and the United States Department of Energy (DOE).  The FERC was directed by the Energy Act to address many areas previously regulated by other governmental entities under the statutes and determine whether changes to such previous regulations are warranted.  The issues that the FERC has been required to consider associated with the repeal of the Public Utility Holding Company Act of 1935 include the expansion of the FERC authority to review mergers and sales of public utility companies and the expansion of the FERC authority over the books and records of public utility companies previously governed by the SEC.  The FERC is in various stages of rulemaking on these and other issues.  PSCo cannot predict the impact the new rulemaking will have on its operations or financial results, if any.

Market-Based Rate Authority—The FERC regulates the wholesale sale of electricity.  In order to obtain market-based rate authorization from the FERC, utilities such as PSCo have been required to submit analyses demonstrating that they did not have market power in the relevant markets.  PSCo was previously granted market-based rate authority by the FERC.

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

On June 2, 2005, the FERC issued an order initiating a proceeding pursuant to Section 206 of the Federal Power Act to investigate PSCo’s market-based rate authority within its own control area.  The refund effective date that has been set as part of that investigation for such sales is Aug. 12, 2005.  The FERC required that Xcel Energy make a compliance filing providing information, including information regarding the FERC’s affiliate abuse component of its market power analysis and the allegations regarding that component made by an intervenor within 30 days of the date of issuance of its order.  The latter compliance filing was submitted on July 5, 2005.

On August 1, 2005, PSCo and Southwestern Public Service Company (SPS), another wholly owned subsidiary of Xcel Energy, submitted a filing to withdraw their market-based rate authority with respect to sales within their control areas.  As part of that filing, PSCo and SPS proposed to charge existing cost-based rates for sales into the PSCo and SPS control areas.  In October 2005, PSCo and SPS filed revised tariff sheets to reflect that limitation on their market-based rate authority.

California Refund Proceeding—As previously disclosed in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2004, there are a number of proceedings before the FERC relating to the price of sales into the California electricity markets from May 1, 2000 through June 20, 2001.  In September 2005, PSCo reached an agreement with respect to these proceedings with a group of California entities including: San Diego Gas & Electric Company, Pacific Gas and Electric Company, Southern California Edison Company, the California Department of Water Resources, the California Public Utilities Commission and the California Attorney General.  Pending approval of the settlement by the FERC, PSCo will pay approximately $5.5 million in cash and assign $1.8 million in accounts receivable from the California Independent System Operator and the California Power Exchange to the settling participants. In 2004, PSCo reserved approximately $7 million related to this proceeding.  The settlement, which includes no acknowledgment of wrongdoing by PSCo, avoids further costly litigation and resolves all claims by PSCo against the settling participants and by the settling participants against PSCo.  While accounting for approximately 90 percent of purchases in the California markets, the California utilities were not the only purchasers in those markets.  However, the settlement makes provision for other purchasers to opt into the settlement.  At this time, the settlement is pending approval at the FERC, and other purchasers in the California markets still may exercise their right to join the settlement.  PSCo does not anticipate that resolving the issues with the non-settling purchasers, either through their prospective acceptance of the settlement or through other means, will significantly impact the results of operations.

FERC Transmission Rate Case—On Sept. 2, 2004, Xcel Energy filed on behalf of PSCo and SPS an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff. PSCo and SPS requested an increase in annual transmission service and ancillary services revenues of $6.1 million.  As a result of a settlement with certain PSCo wholesale power customers in 2003, their power sales rates would be reduced by $1.4 million. The net increase in annual revenues proposed is $4.7 million, of which $3.0 million is attributable to PSCo.  The FERC suspended the filing and delayed the effective date of the proposed increase to June 1, 2005.  The rate increase application also includes PSCo and SPS adopting an annual formula rate for transmission service pricing as previously approved by the FERC for other transmission providers, which would provide annual rate changes reflecting changes in cost and usage.  The case is currently pending settlement judge procedures and interim rates went into effect on June 1, 2005, subject to refund.

Other Regulatory Matters

Resource Plan—In December 2004, the Colorado Public Utilities Commission (CPUC) approved a settlement agreement between PSCo and many intervening parties concerning PSCo’s future resource plan.  The PSCo resource plan identified a need to acquire an additional 3,600 megawatts of electric resources by 2013.  Part of the settlement approved by the CPUC is PSCo’s plan to construct a 750-megawatt pulverized coal-fired unit (Comanche 3) at the existing Comanche Station located near Pueblo, Colo. and transfer up to 250 megawatts of capacity ownership to Intermountain Rural Electric Association (IREA) and Holy Cross Energy.  PSCo would operate the unit.

PSCo has signed agreements with IREA that define the respective rights and obligations of PSCo and IREA in the transfer of capacity ownership in the Comanche 3 unit.  PSCo continues to discuss the possibility of partnership arrangements with Holy Cross Energy.

PSCo has received the following permits or authorizations for construction and operation of Comanche 3:

•                  Final air quality permits (received July 5, 2005);

•                  A long-term water supply contract with the Pueblo Board of Water Works (received July 19, 2005);

•                  Pueblo City Council approval to annex the Comanche plant into the city (received Sept. 12, 2005) and

•                  Use by Special Review permit for onsite disposal of ash over a 50-year period (received Sept. 27, 2005).

Construction on Comanche 3 began in October 2005.  Actual building permits will be requested concurrently with the actual design and construction of the Comanche 3 unit.

On Feb. 24, 2005, PSCo issued an all-source request for proposals for additional resources.  PSCo requested proposals for dispatchable resources, non-dispatchable resources and demand-side management resources to begin providing resources in 2006.  On May 17, 2005, PSCo received bids for approximately 17,000 megawatts, including proposals for coal-fired generation, gas-fired generation, wind generation, biomass generation and demand-side management.  PSCo is in the process of evaluating the bids.

Renewable Portfolio Standards— In November 2004, an amendment to the Colorado statutes was passed requiring implementation of a renewable energy portfolio standard for electric service.  The new law requires PSCo to generate, or cause to be generated, a certain level of electricity from eligible renewable resources.  Generation of electricity from renewable resources, particularly solar energy, may be a higher-cost alternative to traditional fuels, such as coal and natural gas.  Such incremental costs are expected to be recovered from customers.  On March 29, 2005, the CPUC initiated a proceeding to determine the rules and regulations required to implement the renewable portfolio standard.  The CPUC received numerous rounds of comments with respect to proposed rules, and the CPUC held hearings beginning in August 2005 regarding the rulemaking.  The CPUC conducted oral deliberations in early October and determined, among other issues, that compliance with the renewable energy portfolio standard should be measured through the acquisition of renewable energy credits either with or without the accompanying renewable energy, that the utility purchaser owns the renewable energy credits associated with existing contracts where the power purchase agreement is silent on this issue, that Colorado utilities should be required to file implementation plans, thereby rejecting the proposal to use an independent plan administrator, and the methods utilities should use for determining the budget available for renewable resources.  The details of these rulings will be set forth in proposed rules, which the CPUC expects to issue in mid-November 2005.  Final rules are expected to become effective by the end of this year.

Natural Gas Rate Case—On May 27, 2005, PSCo filed for an increase of natural gas base rates in Colorado.  PSCo’s filing, amended in July 2005, requests an increase in annual revenues of approximately $34.5 million, or 3 percent annually.  The filing asks for a return on equity of 11.00 percent with a capital structure consisting of 55.49 percent equity and 44.51 percent debt resulting in an overall return on rate base of 9.01 percent applied to year end rate base.

On Oct. 5, 2005, intervenors began filing testimony regarding the PSCo gas rate case.  In its testimony, the staff of the CPUC recommended an increase in annual revenues of approximately $9 million, a return on equity of 9.5 percent and a capital structure consisting of 52.53 percent equity and 47.47 percent debt, resulting in an overall return on rate base of 8.11 percent applied to average rate base.

The Office of Consumer Counsel proposed a decrease in annual revenues of $189,000, a return on equity of 8.5 percent and a capital structure consisting of 50.11 percent equity and 49.89 percent debt, resulting in an overall return on rate base of 7.56 percent applied to average rate base.

Several other parties filed testimony with their proposals to the CPUC.  It is anticipated that a decision by the CPUC would become effective early in 2006.

Tie Line Cost Recovery—On Sept. 20, 2001, the CPUC ruled that only 50 percent of the total cost of the high voltage direct current (HVDC) converter constructed by PSCo in Lamar, Colorado will be allowed in rate base.  This facility is part of the transmission facilities connecting the PSCo and SPS systems.  The CPUC decision resulted in a reduction of potential PSCo rate base of approximately $16.7 million.  On April 7, 2005, PSCo filed an application with the CPUC proposing a mechanism that would leave half of the HVDC facility as a non-rate-base asset, but that would generate revenue to recover the cost of the non-rate-base asset on a pay-as-you-go basis.  The proposal would involve allocating half of any energy or fuel cost savings derived from buying electricity through the tie line or making sales through the tie line.  Alternatively, PSCo stated that it would not object to the entire HVDC facility being placed in rate base.  The CPUC staff opposed PSCo’s proposal.  A hearing regarding this matter was held in October 2005.  A ruling is expected by the end of 2005.

3.     Tax Matters—Corporate-Owned Life Insurance

Interest Expense Deductibility—As previously disclosed, in April 2004, Xcel Energy filed a lawsuit in U.S. District Court for the District of Minnesota against the Internal Revenue Service (IRS) to establish its entitlement to deduct, for tax years 1993 and 1994, policy loan interest related to corporate-owned life insurance (COLI) policies on some of the employees of PSCo.  These COLI policies are owned and managed by PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo.  In December 2004, Xcel Energy filed suit in U.S. Tax Court in Washington D.C. for tax years 1995 through 1997 and again in March 2005 for tax years 1998 and 1999.  The IRS had challenged the deductibility of such interest expense deductions and has disallowed the deductions taken in tax years 1993 through 2001.  Xcel Energy anticipates that the Tax Court actions will be held in abeyance pending the resolution of the litigation that Xcel Energy has commenced in the District Court.

On May 2, 2005, Xcel Energy filed a motion for summary judgment in the district court litigation, which summary judgment motion asserted that Xcel Energy is entitled, as a matter of law, to deduct the policy loan interest.  On June 22, 2005, the government also filed a summary judgment motion arguing that Xcel Energy lacked an insurable interest in the lives of its employees, and therefore, the policies were allegedly void.  Both motions were heard in district court on August 19, 2005.

On Oct. 12, 2005, the District Court issued its order denying Xcel Energy’s motion for summary judgment because the court found the existence of disputed issues of fact that could only be resolved by a trial.  It also denied the government’s motion for summary judgment, which asserted that Xcel Energy had no insurable interest in the lives of its employees.  The District Court did grant partial summary judgment to Xcel Energy affirming that it had an insurable interest in the lives of its employees.  The case is expected to proceed to trial, and the litigation could require several years to reach final resolution, if the District Court decision is appealed.

Xcel Energy contends that the IRS position is not supported by tax law. Based upon this assessment, management believes that the tax deduction of interest expense on the COLI policy loans is in full compliance with the law. Accordingly, PSRI has not recorded any provision for income tax or related interest or penalties that may be imposed by the IRS and has continued to take deductions for interest expense related to policy loans on its income tax returns for subsequent years.  As discussed above, the litigation could require several years to reach final resolution.  Defense of Xcel Energy’s position may require cash outlays, which may or may not be recoverable in a court proceeding.  Although the ultimate resolution of this matter is uncertain, it could have a material adverse effect on Xcel Energy’s financial position, results of operations and cash flows.

Should the IRS ultimately prevail on this issue, tax and interest payable through Dec. 31, 2005, would reduce earnings by an estimated $350 million.  The government has counterclaimed in the District Court action for a 20 percent accuracy-related penalty and has also asserted similar penalties for the tax years that are the subject of the two Tax Court actions.  Including penalties, the total exposure through Dec. 31, 2005 is approximately $415 million.  PSCo estimates its annual earnings for 2005 would be reduced by $40 million, after tax, which represents 9 cents per share, if COLI interest expense deductions were no longer available.

Accounting for Uncertain Tax Positions—In July 2004, the FASB discussed potential changes or clarifications in the criteria for recognition of tax benefits, which may result in raising the threshold for recognizing tax benefits that have some degree of uncertainty.  On July 14, 2005, the FASB issued an exposure draft on accounting for uncertain tax positions under SFAS No. 109.  As issued, the exposure draft would have been effective Dec. 31, 2005 and only tax benefits that meet the probable recognition threshold may be recognized or continue to be recognized on the effective date.  Initial derecognition amounts will be reported as a cumulative effect of a change in accounting principle.

Accordingly, as proposed under the exposure draft, Xcel Energy would report as a cumulative effect of a change in accounting principle in its income statement for the year ended Dec. 31, 2005 a charge of approximately $350 million relating to COLI tax benefits and additional interest costs.  Under the exposure draft, penalties are to be accrued when a tax position does not meet the minimum statutory threshold.  Xcel Energy believes the COLI position exceeds the minimum statutory threshold and, therefore, does not expect to accrue penalties under the interpretation.  However, if penalties were required to be accrued, they would be approximately $65 million.  Xcel Energy has not yet evaluated the impact the proposed interpretation would have on other existing income tax positions.  The FASB has announced that the effective date of the new rules will be delayed, with a revised pronouncement to be released no earlier than the first quarter of 2006.

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

Federal Clean Water Act—The federal Clean Water Act addresses the environmental impacts of cooling water intakes. In July 2004, the Environmental Protection Agency (EPA) published phase II of the rule that applies to existing cooling water intakes at steam-electric power plants. The rule will require PSCo to perform additional environmental studies at three power plants in Colorado to determine the impact the facilities may be having on aquatic organisms vulnerable to injury.  If the studies determine the plants are not meeting the new performance standards established by the phase II rule, physical and/or operational changes may be required at these plants.  It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved. Based on the limited information available, total capital costs to PSCo are estimated at approximately $2 million. Actual costs may be significantly higher or lower depending on issues such as the resolution of outstanding third-party legal challenges to the rule.

Leyden Gas Storage Facility—On August 17, 2005, the EPA requested information from PSCo regarding the compliance status of the Leyden facility under the federal Clean Air Act (CAA).  On Sept. 19, 2005, PSCo responded to the requests for information.  PSCo believes the Leyden facility is in compliance with the CAA and other applicable state and federal environmental laws.

Fort Collins Manufactured Gas Plant (MGP) Site—Prior to 1926, Poudre Valley Gas Co., a predecessor of PSCo, operated an MGP in Fort Collins, Colo., not far from the Cache la Poudre River. In 1926, after acquiring the Poudre Valley Gas Co., PSCo shut down the MGP site and has sold most of the property.  An oily substance similar to MGP byproducts was discovered in the Cache la Poudre River.  On Nov. 10, 2004, PSCo entered into an agreement with the EPA, the City of Fort Collins and Schrader Oil Co., under which PSCo will perform remediation and monitoring work.   PSCo has substantially completed work at the site, with the exception of ongoing maintenance and monitoring.  In May 2005, PSCo filed with the CPUC for recovery of the associated costs through its natural gas rate case.

In April 2005, PSCo brought a contribution action against Schrader Oil Co. and related parties alleging Schrader Oil Co. released hazardous substances into the environment and these releases increased the migration and environmental impact of the MGP byproducts at the site.  PSCo requested damages, including a portion of the costs PSCo incurred to investigate and remove contaminated sediments from the Cache la Poudre River.  On June 27, 2005, Wayne K. Shrader, an owner of Schrader Oil Co., gave notice of his intent to sue PSCo and the City of Fort Collins pursuant to the Resource Conservation and Recovery Act alleging conditions at the Poudre River site “may be causing an imminent and substantial endangerment.” The notice of intent to sue alleges the City’s remedial efforts, as well as the solvents on City property, caused contamination.  PSCo believes the allegations with respect to PSCo are without merit and will vigorously defend itself in any suit, which may be filed.

Notice of Violation—On Nov. 3, 1999, the U.S. Department of Justice filed suit against a number of electric utilities for alleged violations of the CAA’s New Source Review (NSR) requirements.  The suit is related to alleged modifications of electric generating plants located in the South and Midwest. Subsequently, the EPA also issued requests for information pursuant to the CAA to numerous other electric utilities, including PSCo, seeking to determine whether these utilities engaged in activities that may have been in violation of the NSR requirements.  In 2001, PSCo responded to the EPA’s initial information requests.  On July 1, 2002, PSCo received a Notice of Violation (NOV) from the EPA alleging violations of the NSR requirements of the CAA at the Comanche and Pawnee plants in Colorado. The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid- to late-1990s should have required a permit under the NSR process.  PSCo believes it has acted in full compliance with the CAA and NSR process. It believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements. PSCo also believes that the projects would be expressly authorized under the EPA’s NSR equipment replacement rulemaking promulgated in October 2003. On Dec. 24, 2003, the U.S. Court of Appeals for the District of Columbia Circuit stayed this rule while it considers challenges to it. PSCo disagrees with the assertions contained in the NOV and intends to vigorously defend its position. As required by the CAA, the EPA met with Xcel Energy in September 2002 to discuss the NOV.

On March 10, 2005, the Rocky Mountain Environmental Labor Coalition (RMELC) provided notice to PSCo of its intent to sue PSCo for alleged violations of the CAA at the Comanche plant.  The notice of intent to sue alleges PSCo has violated the CAA’s Prevention of Significant Deterioration regulations based on allegations that maintenance, repair and replacement projects undertaken at the plants in the mid- to late-1990s should have required a permit under the NSR process.  The allegations are the same as those presented in the NOV.  On June 9, 2005, Citizens for Clean Air and Water in Pueblo and Southern Colorado (CCAP) and Leslie Glustrom provided notice of intent to sue PSCo for alleged violations of the CAA at the Comanche Plant.  The allegations in the notice of intent to sue by CCAP and Ms. Glustrom are substantially identical to those of RMELC.  PSCo believes the allegations with respect to PSCo are without merit and will vigorously defend itself in any suit which may be filed.

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

Comanche 3 Permit Litigation—On August 4, 2005, CCAP and Clean Energy Action filed suit against the Air Pollution Control Division, Colorado Department of Public Health and Environment and the Air Pollution Control Commission, Colorado Department of Public Health and Environment (Department) in state district court in Pueblo, Colorado.  The suit alleges the issuance of environmental permits for the proposed Comanche 3 generating station by the Department violates the Colorado Air Pollution Prevention and Control Act.  The plaintiffs have sought judicial review of the issuance of the permits.  The plaintiffs have not sought a stay of the permits or an injunction on construction pending judicial review.  On Aug. 19, 2005, the Colorado Attorney General, on behalf of the Department, filed an answer in the suit.  On the same date, PSCo filed a motion to intervene and an answer in the suit.

Carbon Dioxide Emissions Lawsuit—On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions.  Although PSCo is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on PSCo.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or gas-fired power plants.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit, contending, among other reasons, that the lawsuit should be dismissed because it is an attempt to usurp the policy-setting role of the U.S. Congress and the president.  On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds.  Plaintiffs have filed a notice of appeal.

Hill, et al., vs. PSCo, et al—As previously reported, in late October 2003, there were two wildfires in Colorado, one in Boulder County and the other in Douglas County.  There was no loss of life, but there was property damage associated with these fires. Parties have asserted that trees falling into PSCo distribution lines may have caused one or both fires.  On Jan. 14, 2004, an action against PSCo relating to the fire in Boulder County was filed in Boulder County District Court. There are now 46 plaintiffs, including individuals and insurance companies, and three co-defendants, including PSCo.  The plaintiffs asserted damages in excess of $35 million.  On or about June 23, 2005, PSCo reached a confidential settlement with all parties, as well as the United States Forest Service and the Denver Public Schools, settling claims in connection with the fire in Boulder County.  The financial impact of the settlement is not expected to be material to PSCo.

Other Contingencies

The circumstances set forth in Note 12 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2004 and Notes 2, 3 and 4 of this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference.  The following are unresolved contingencies that are material to Xcel Energy’s financial position:

•              Tax Matters—See Note 3 to the accompanying consolidated financial statements for discussion of exposures regarding the tax deductibility of corporate-owned life insurance loan interest

5. Fuel Supply and Costs

Coal Deliverability

PSCo previously notified the DOE of reduced inventories of coal at their electric generating stations.  Delivery of coal from the Powder River Basin region in Wyoming has been disrupted by train derailments and other operational problems purportedly caused by deteriorated rail track beds of approximately 100 miles in length in Wyoming. The BNSF Railway Co. (BNSF) and the Union Pacific Railroad (UPRR) jointly own the rail line.  The BNSF operates and maintains the rail line.  The Powder River Basin is a primary source of coal used by PSCo in the operation of a number of its coal-fired electric generating stations.

BNSF and UPRR have indicated that repair and reconstruction of the deteriorated sections of rail track beds may take the balance of the year.  While BNSF and UPRR have begun to repair the rail beds, they continue to work with PSCo in identifying options in the interim to increase the rate of coal deliveries.  Additionally, PSCo analyzed the magnitude, likelihood and effects of reduced coal deliveries to its generating stations and developed an interim plan to conserve coal.  The interim plan included temporarily modifying the dispatch of their coal-fired electric generating stations to conserve existing coal supplies.  PSCo has increased power purchases from third parties and, where practicable, has increased the use of natural gas for electric generation to replace the coal-fired electric generation.  Also, PSCo contacted wholesale customers to identify options to reduce sales levels, if necessary.

The cost of purchased power and natural gas for electric generation is higher than that for coal-fired electric generation, and the use of these sources to replace coal-fired electric generation increased the price of electricity for retail and wholesale customers.

PSCo has discussed this situation with the staff of the regulatory commission in Colorado.

In Colorado, PSCo is subject to several retail adjustment clauses that recover fuel, purchased energy and resource costs.  The Electric Commodity Adjustment (ECA) is an incentive adjustment mechanism that compares actual fuel and purchased energy expenses in a calendar year to a benchmark formula.  The benchmark formula increases with natural gas prices, but not necessarily with increased volumes of natural gas usage due to coal supply disruption.  Therefore, any disruption in coal supply could adversely affect fuel cost recovery.  However, based on the interim mitigation plans implemented by PSCo, the current fuel costs are below the benchmark, and at Sept. 30, 2005, a positive accrual of $6.5 million has been recorded.  The ECA provides for an $11.25 million cap on any cost sharing over or under the allowed ECA formula rate.  Any cost in excess of the $11.25 million cap is completely recovered from customers, while any savings in excess of the $11.25 million cap is completely refunded to customers.  Subject to the terms of the ECA, PSCo anticipates it would recover any increased fuel and purchased energy costs greater than the cap from its customers.

In Colorado, the ECA benchmark formula increases with increases in natural gas prices.  Because 2005 natural gas prices have been higher than projected when the ECA tariff rates were set in January 2005, PSCo is carrying a deferred ECA balance projected to reach over $54 million by the end of October 2005.  On October 5, 2005, PSCo filed an application to adjust the ECA rate for November and December 2005 to reduce the ECA deferred balance and to update its projection of natural gas prices.  This application, if granted, is projected to increase 2005 electric revenues by approximately $115.7 million.

Natural Gas Cost

A variety of market factors have contributed to higher natural gas prices and are expected to continue to do so over the course of the coming months.  The direct impact of these higher costs is generally mitigated for PSCo through recovery of such costs from customers through various fuel cost recovery mechanisms.  However, higher fuel costs could significantly impact the results of operations, if requests for recovery are unsuccessful.  In addition, the higher fuel costs could reduce customer demand or increase bad debt expense, which could also have a material impact on PSCo’s results of operations.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases are expected to have an impact on the cash flows of PSCo.  PSCo is unable to predict the extent to which the prices will increase or the ultimate impact of such increases on its results of operations or cash flows.

6. Derivative Valuation and Financial Impacts

PSCo records all derivative instruments on the balance sheet at fair value unless exempted as a normal purchase or sale. Changes in a non-exempt derivative instrument’s fair value are recognized currently in earnings unless the derivative has been designated in a qualifying hedging relationship. The application of hedge accounting allows a derivative instrument’s gains and losses to be reflected in Other Comprehensive Income or to offset related results of the hedged item in the statement of income, to the extent effective.

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

PSCo enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes, and the change in the fair value of these instruments is recorded as a component of Other Comprehensive Income. As of Sept. 30, 2005, PSCo had net gains of approximately $1.5 million accumulated in Other Comprehensive Income related to interest rate cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for natural gas purchased for resale are recorded as a component of natural gas costs and interest rate hedging transactions are recorded as a component of interest expense. PSCo is allowed to recover in electric or natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility, as discussed in Note 10 to the consolidated financial statements reported in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2004. There was no hedge ineffectiveness in the third quarter of 2005.

The impact of the components of hedges on PSCo’s Other Comprehensive Income, included as a component of stockholder’s equity, are detailed in the following table:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2005	2004
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$15.7	$17.2
After-tax net unrealized gains related to derivatives accounted for as hedges	8.4	6.0
After-tax net realized gains on derivative transactions reclassified into earnings	(9.5)	(7.6)
Accumulated other comprehensive income related to cash flow hedges at Sept. 30	$14.6	$15.6

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

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

7. Detail of Nonoperating Expenses, Net of Interest and Other Income

Interest and other income, net of nonoperating expenses, for the three and nine months ended Sept. 30 consists of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of dollars)	2005	2004	2005	2004
Interest income	$1,007	$239	$2,384	$1,023
Other nonoperating income	629	144	2,873	346
Gain (loss) on disposal of assets	(1)	2,710	(1)	4,918
Interest expense on corporate-owned life insurance, net of increase in cash surrender value	(3,540)	(4,530)	(13,076)	(12,873)
Other nonoperating expenses	(302)	—	(361)	(621)
Total nonoperating expenses, net of interest and other income	$(2,207)	$(1,437)	$(8,181)	$(7,207)

8. Segment Information

PSCo has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment. Commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended Sept. 30, 2005
Revenues from:
External customers	$654,199	$122,427	$6,097	$—	$782,723
Internal customers	65	170	—	(235)	—
Total revenue	654,264	122,597	6,097	(235)	782,723
Segment net income	$42,337	$(1,295)	$4,636	$—	$45,678

Three months ended Sept. 30, 2004
Revenues from:
External customers	$612,656	$117,198	$3,690	$—	$733,544
Internal customers	49	10	—	(59)	—
Total revenue	612,705	117,208	3,690	(59)	733,544
Segment net income	$49,809	$4,041	$5,255	$—	$59,105

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended Sept. 30, 2005
Revenues from:
External customers	$1,807,470	$774,277	$23,461	$—	$2,605,208
Internal customers	179	216	—	(395)	—
Total revenue	1,807,649	774,493	23,461	(395)	2,605,208
Segment net income	$116,144	$27,026	$15,303	$—	$158,473

Nine months ended Sept. 30, 2004
Revenues from:
External customers	$1,629,037	$671,510	$18,149	$—	$2,318,696
Internal customers	148	50	—	(198)	—
Total revenue	1,629,185	671,560	18,149	(198)	2,318,696
Segment net income	$98,656	$31,302	$12,245	$—	$142,203

9. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Millions of dollars)	2005	2004	2005	2004
Net income	$45.7	$59.1	$158.5	$142.2
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 6)	4.5	4.3	8.3	6.0
After-tax net realized gains on derivative transactions reclassified into earnings (see Note 6)	(4.8)	(5.1)	(9.5)	(7.6)
Unrealized gain on marketable securities	—	—	—	0.1
Other comprehensive loss	(0.3)	(0.8)	(1.2)	(1.5)
Comprehensive income	$45.4	$58.3	$157.3	$140.7

The accumulated comprehensive income in stockholder’s equity at Sept. 30, 2005 and 2004, relates to valuation adjustments on PSCo’s derivative financial instruments and hedging activities, the mark-to-market component of PSCo’s marketable securities and unrealized losses related to its minimum pension liability.

10. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three months ended Sept. 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,115	$14,143	$1,671	$1,525
Interest cost	40,246	41,349	13,765	13,151
Expected return on plan assets	(70,290)	(75,690)	(6,425)	(5,812)
Amortization of transition (asset) obligation	—	(2)	3,645	3,644
Amortization of prior service cost (credit)	7,509	7,503	(545)	(544)
Amortization of net (gain) loss	1,705	(3,688)	6,562	5,412
Net periodic benefit cost (credit)	(5,715)	(16,385)	18,673	17,376
Settlements and curtailments	—	(223)	—	—
Credits not recognized due to the effects of regulation	4,842	10,480	—	—
Additional cost recognized due to the effects of regulation	—	—	972	973
Net benefit cost (credit) recognized for financial reporting	$(873)	$(6,128)	$19,645	$18,349
PSCo
Net periodic benefit cost (credit)	$(11,431)	$1,963	$10,960	$10,448
Additional cost recognized due to the effects of regulation	—	—	972	973
Net benefit cost (credit) recognized for financial reporting	$(11,431)	$1,963	$11,932	$11,421

	Nine months ended Sept. 30,
	2005	2004	2005	2004
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$45,345	$43,617	$5,013	$4,575
Interest cost	120,738	124,023	41,295	39,453
Expected return on plan assets	(210,048)	(227,222)	(19,275)	(17,438)
Amortization of transition (asset) obligation	—	(6)	10,934	10,934
Amortization of prior service cost (credit)	22,527	22,509	(1,634)	(1,634)
Amortization of net (gain) loss	5,115	(11,406)	19,685	16,238
Net periodic benefit cost (credit)	(16,323)	(48,485)	56,018	52,128
Settlements and curtailments	—	(926)	—	—
Credits not recognized due to the effects of regulation	14,526	29,225	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost (credit) recognized for financial reporting	$(1,797)	$(20,186)	$58,936	$55,046
PSCo
Net periodic benefit cost (credit)	$(4,036)	$5,939	$32,881	$31,343
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost (credit) recognized for financial reporting	$(4,036)	$5,939	$35,799	$34,261

Employer Contribution

In July 2005, PSCo contributed $15 million to its bargaining pension plan.

11. Long-term Debt

On August 18, 2005, PSCo issued  $129.5 million of 4.375 percent pollution control refunding revenue bonds due September 2017.  The proceeds were used to repay prior to maturity $79.5 million of outstanding Adams County Pollution Control Refunding Revenue Bonds, 1993 Series A and $50 million of Morgan County Pollution Control Refunding Revenue Bonds, 1993 Series A.

Effective Oct. 14, 2005, PSCo discharged in accordance with its terms its Indenture, dated as of December 1, 1939, as supplemented, (1939 Indenture).  As a result, PSCo’s Indenture, dated as of Oct. 1, 1993, as supplemented, (1993 Indenture) becomes the first lien on PSCo’s electric properties subject to certain permitted liens as provided in the 1993 Indenture.  PSCo’s outstanding first collateral trust bonds issued under the 1993 Indenture will, in accordance with their terms, no longer be secured by bonds issued under the 1939 Indenture and will become first mortgage bonds entitled to the benefit of the lien on PSCo’s electric properties under the 1993 Indenture and will be renamed “first mortgage bonds” to reflect this status.

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

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A—Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2004. Commodity price and interest rate risks for PSCo are mitigated due to cost-based rate regulation. At Sept. 30, 2005, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2004.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $158.5 million for the first nine months of 2005, compared with approximately $142.2 million for the first nine months of 2004.

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

Margins from commodity trading activity conducted at PSCo are partially redistributed to Northern States Power Company, a Minnesota corporation, and Southwestern Public Service Company, both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC.  Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenue.  Trading revenues are reported net of trading costs in the Consolidated Statements of Income.  Commodity trading costs include purchased power, transmission, broker fees and other related costs.

The following table details base electric utility, short-term wholesale and commodity trading revenue and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Nine months ended Sept. 30, 2005
Electric utility revenue (excluding commodity trading)	$1,800	$11	$—	$1,811
Electric fuel and purchased power	(1,051)	(11)	—	(1,062)
Commodity trading revenue	—	—	387	387
Commodity trading costs	—	—	(391)	(391)
Gross margin before operating expenses	$749	$—	$(4)	$745
Margin as a percentage of revenue	41.6%	—%	(1.0)%	33.9%

Nine months ended Sept. 30, 2004
Electric utility revenue (excluding commodity trading)	$1,562	$67	$—	$1,629
Electric fuel and purchased power	(875)	(60)	—	(935)
Commodity trading revenue	—	—	378	378
Commodity trading costs	—	—	(378)	(378)
Gross margin before operating expenses	$687	$7	$—	$694
Margin as a percentage of revenue	44.0%	10.4%	—%	34.6%

The following summarizes the components of the changes in base electric revenue and base electric margin for the nine months ended Sept. 30:

Base Electric Revenue

(Millions of dollars)	2005 vs. 2004
Sales growth (excluding weather impact)	$2
Sales mix	26
Estimated impact of weather	32
Fuel cost recovery	93
Purchased capacity cost adjustment	13
Firm wholesale and capacity revenues	54
Non-fuel riders	4
Transmission and other	14
Total base electric revenue increase	$238

Base Electric Margin

(Millions of dollars)	2005 vs. 2004
Sales growth (excluding weather impact)	$1
Sales mix	26
Estimated impact of weather	29
Purchased capacity costs	(23)
Financial hedging costs	3
Quality of service obligations	(3)
ECA incentive accruals	(2)
Retail jurisdictional allocation adjustment	1
Capacity margins	16
Firm wholesale margins	(6)
Non-fuel riders	5
Transmission and other	15
Total base electric margin increase	$62

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

	Nine Months ended Sept. 30,
(Millions of dollars)	2005	2004
Natural gas utility revenue	$774	$672
Cost of natural gas sold and transported	(567)	(469)
Natural gas utility margin	$207	$203

The following summarizes the components of the changes in natural gas revenue and margin for the nine months ended Sept. 30:

Natural Gas Revenue

(Millions of dollars)	2005 vs. 2004
Estimated impact of weather on firm sales volume	$1
Purchased gas adjustment clause recovery	95
Transport and other	6
Total natural gas revenue increase	$102

Natural Gas Margin

(Millions of dollars)	2005 vs. 2004
Estimated impact of weather on firm sales volume	$1
Transport and other	3
Total natural gas margin increase	$4

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other utility operating and maintenance expense for the nine months ended Sept. 30:

(Millions of dollars)	2005 vs. 2004
Higher bad debt	$10
Lower plant outage related costs	(1)
Higher disability and healthcare costs	3
Higher pension costs	5
Inventory adjustment in 2004	5
Accrued litigation adjustment	4
Total	$26

Depreciation and amortization expense increased by approximately $14.9 million, or 9.1 percent, for the first nine months of 2005 compared with the same period in 2004, primarily due to plant additions and higher software amortization.

Income tax expense decreased by approximately $5.0 million for the first nine months of 2005, compared with the same period of 2004.  The decrease was primarily due to a decrease in plant-related regulatory items for 2005 as compared to 2004.  The effective tax rate was 23.8 percent for the first nine months of 2005, compared with 27.7 percent for the same period in 2004.  The decrease was primarily due to a lower forecasted annual effective tax rate for 2005 as compared to 2004.

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

Internal Control Over Financial Reporting

No change in PSCo’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.  PSCo has made certain changes in its internal control over financial reporting during the most recent fiscal quarter in order to make the control environment more effective and efficient.

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
4.01*

Supplemental Indenture No. 16, dated as of August 1, 2005, of PSCo to U.S. Bank Trust National Association, as Trustee. Supplement to the Indenture dated as of October 1, 1993, establishing the securities of Series No. 16 designated First Collateral Trust Bonds, Series No. 16 (MBIA Collateral Bonds). (Exhibit 4.02 to PSCo Current Report on Form 8-K, dated August 18, 2005, file number 001-03280.)

4.02*

Supplemental Indenture, dated as of August 1, 2005, of PSCo to U.S. Bank Trust National Association, as Trustee, creating an issue of First Mortgage Bonds, Collateral Series P. Supplement to Indenture dated as of December 1, 1939, as amended. (Exhibit 4.03 to PSCo Current Report on Form 8-K, dated August 18, 2005, file number 001-03280.)

4.03*

Financing Agreement between Adams County, Colorado and PSCo, dated as of August 1, 2005, relating to $129,500,000 Adams County, Colorado Pollution Control Refunding Revenue Bonds, 2005 Series A. (Exhibit 4.01 to PSCo Current Report on Form 8-K, dated August 18, 2005, file number 001-03280.)

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on October 31, 2005.

Public Service Co. of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer