Form 10-Q
period 2006-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2006-05-01
CIK 81018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

or

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2006
Common Stock, $0.01 par value	100 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars)

	Three Months Ended March 31,
	2006	2005
Operating revenues:
Electric utility	$672,119	$575,897
Natural gas utility	582,901	452,986
Steam and other	12,005	10,394
Total operating revenues	1,267,025	1,039,277

Operating expenses:
Electric fuel and purchased power	416,203	340,203
Cost of natural gas sold and transported	484,470	360,321
Cost of sales – steam and other	7,542	6,591
Other operating and maintenance expenses	142,359	124,221
Depreciation and amortization	58,986	59,465
Taxes (other than income taxes)	24,378	22,763
Total operating expenses	1,133,938	913,564

Operating income	133,087	125,713

Interest and other income (expense) - net (see Note 6)	(3,064)	(3,582)
Allowance for funds used during construction - equity	142	585

Interest charges and financing costs:
Interest charges – including other financing costs of $1,509 and $1,707, respectively	35,036	37,492
Allowance for funds used during construction – debt	(2,431)	(1,366)
Total interest charges and financing costs	32,605	36,126

Income before income taxes	97,560	86,590
Income taxes	20,714	20,983
Net income	$76,846	$65,607

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)

	Three Months Ended March 31,
	2006	2005
Operating activities:
Net income	$76,846	$65,607
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,240	62,846
Deferred income taxes	(12,554)	(3,695)
Amortization of investment tax credits	(987)	(993)
Allowance for equity funds used during construction	(142)	(585)
Unrealized (gain) loss on derivative instruments	(8,797)	854
Change in accounts receivable	77,193	(6,596)
Change in accrued unbilled revenue	43,641	24,725
Change in inventories	83,722	65,953
Change in recoverable purchased natural gas and electric energy costs	150,532	66,661
Change in prepayments and other current assets	7,326	24,217
Change in accounts payable	(171,306)	(127,111)
Change in other current liabilities	31,137	26,749
Change in other noncurrent assets	(9,964)	14,095
Change in other noncurrent liabilities	14,387	11,574
Net cash provided by operating activities	343,274	224,301

Investing activities:
Capital/construction expenditures	(100,408)	(95,151)
Allowance for equity funds used during construction	142	585
Other investments	10,050	428
Net cash used in investing activities	(90,216)	(94,138)

Financing activities:
Short-term borrowings – net	(253,401)	(132,215)
Repayment of long-term debt, including reacquisition premiums	(333)	(110,360)
Capital contribution from parent	—	185,000
Dividends paid to parent	—	(62,564)
Net cash used in financing activities	(253,734)	(120,139)

Net increase (decrease) in cash and cash equivalents	(676)	10,024
Cash and cash equivalents at beginning of period	3,662	726
Cash and cash equivalents at end of period	$2,986	$10,750

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$20,783	$22,636
Cash paid for income taxes (net of refunds received)	$(1,431)	$7,207

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)

	March 31, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,986	$3,662
Accounts receivable — net of allowance for bad debts: $17,719 and $19,381, respectively	399,197	451,944
Accounts receivable from affiliates	23,299	47,746
Accrued unbilled revenues	190,973	234,614
Recoverable purchased natural gas and electric energy costs	79,861	230,393
Materials and supplies inventories — at average cost	45,444	42,602
Fuel inventory — at average cost	23,221	19,582
Natural gas inventory — at average cost	122,072	212,274
Derivative instruments valuation	39,461	78,064
Prepayments and other	75,639	35,218
Total current assets	1,002,153	1,356,099
Property, plant and equipment, at cost:
Electric utility plant	6,296,960	6,275,046
Natural gas utility plant	1,801,826	1,793,240
Construction work in progress	295,633	209,721
Other	712,105	745,894
Total property, plant and equipment	9,106,524	9,023,901
Less accumulated depreciation	(2,842,879)	(2,854,757)
Net property, plant and equipment	6,263,645	6,169,144
Other assets:
Other investments	18,505	29,465
Regulatory assets	199,163	231,801
Derivative instruments valuation	193,719	164,251
Other	24,140	35,191
Total other assets	435,527	460,708
Total assets	$7,701,325	$7,985,951
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$226,345	$126,334
Short-term debt	82,203	335,604
Accounts payable	450,025	578,722
Accounts payable to affiliates	28,855	26,388
Taxes accrued	109,841	81,638
Dividends payable to parent	65,032	—
Derivative instruments valuation	18,788	66,463
Accrued interest	47,103	36,498
Other	63,466	71,206
Total current liabilities	1,091,658	1,322,853
Deferred credits and other liabilities:
Deferred income taxes	840,991	811,961
Deferred investment tax credits	61,997	62,984
Regulatory liabilities	452,121	492,335
Customers advances for construction	286,958	288,397
Minimum pension liability	86,099	86,099
Derivative instruments valuation	202,548	170,849
Benefit obligations and other	139,693	122,511
Total deferred credits and other liabilities	2,070,407	2,035,136
Commitments and contingencies (see Note 3)
Long-term debt	1,845,809	1,945,973
Common stockholders’ equity:
Common Stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Premium on common stock	2,183,932	2,183,932
Retained earnings	615,977	604,163
Accumulated other comprehensive loss	(106,458)	(106,106)
Total common stockholders’ equity	2,693,451	2,681,989
Total liabilities and equity	$7,701,325	$7,985,951

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of PSCo and its subsidiaries as of March 31, 2006, and Dec. 31, 2005; the results of its operations for the three months ended March 31, 2006 and 2005; and its cash flows for the three months ended March 31, 2006 and 2005. Due to the seasonality of electric sales of PSCo, quarterly results are not necessarily an appropriate base from which to project annual results.

The significant accounting policies of PSCo are set forth in Note 1 to its Consolidated Financial Statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2005. The following notes should be read in conjunction with such policies and other disclosures in the Form 10-K.

1. Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the Consolidated Financial Statements in PSCo’s Annual Report on Form
10-K for the year ended Dec. 31, 2005 appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

2. Regulation

FERC Transmission Rate Case (PSCo and SPS ) — On Sept. 2, 2004, Xcel Energy filed on behalf of PSCo and Southwestern Public Service Company (SPS), an affiliate of PSCo, an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff. PSCo and SPS requested an increase in annual transmission service and ancillary services revenues of $6.1 million. On Feb. 6, 2006, the parties in the proceeding submitted an uncontested offer of settlement that contains a $1.6 million rate increase, a formula transmission service rate, a 10.5 percent rate of return on common equity, and the phased inclusion of PSCo’s 345 KV tie line costs in wholesale transmission service rates. On April 5, 2006, the FERC issued an order approving the uncontested settlement.

Electric Rate Case –  On April 14, 2006, PSCo filed with the Colorado Public Utilities Commission (CPUC) to increase electricity rates by $210 million annually, beginning Jan. 1, 2007. The rate request is based on a return on equity of 11 percent, an equity ratio of 59.9 percent and electric rate base of $3.4 billion. A decision is expected by the end of 2006.

The general rate case filing reflects the increased costs of doing business since PSCo’s last electric rate case was filed in 2001, including more than $1 billion in investment, not reflected in current rates, in electricity generation, transmission and distribution infrastructure in Colorado. The filing also reflects the start of construction of a new, third unit at the Comanche Generating Station in Pueblo, Colo., which will help meet continued growing demand for electricity.

Renewable Portfolio Standards — In November 2004, an amendment to the Colorado statutes was passed by referendum requiring implementation of a renewable energy portfolio standard for electric service. The law requires PSCo to generate, or cause to be generated, a certain level of electricity from eligible renewable resources. Generation of electricity from renewable resources, particularly solar energy, may be a higher-cost alternative to traditional fuels, such as coal and natural gas. These incremental costs are expected to be recovered from customers.

During 2006, the CPUC determined that compliance with the renewable energy portfolio standard should be measured through the acquisition of renewable energy credits either with or without the accompanying renewable energy; that the utility purchaser owns the renewable energy credits associated with existing contracts where the power purchase agreement is silent on this issue; that Colorado utilities should be required to file implementation plans, thereby rejecting the proposal to use an independent plan administrator; and the methods utilities should use for determining the budget available for renewable resources. The CPUC issued proposed rules on Jan. 27, 2006. Final rules are expected to become effective in the second of quarter 2006.

Renewable Energy Standard Adjustment (RESA) – On December 1, 2005, PSCo filed with the CPUC to implement a new 1 percent rider that would apply to each customer’s total electric bill, providing approximately $22 million in annual revenue. The revenues collected under the RESA will be used to acquire sufficient solar resources to meet the on-site solar system requirements in the Colorado statutes. On Feb. 14, 2006, PSCo and the other parties to the case filed a stipulation agreeing to reduce the RESA rider to 0.60 percent and to provide monthly reports. The CPUC approved the stipulation and agreement on February 22, 2006. The RESA rider became effective March 1, 2006.

Quality of Service Plan – PSCo was required to make a filing regarding the future of its quality of service plan (QSP), which expires at the end of 2006. In its initial filing, PSCo proposed a service quality monitoring and reporting plan. After reviewing the responses of the CPUC staff and other intervenors, PSCo negotiated a new QSP plan that will extend through calendar year 2010. The plan establishes performance measures and provides for associated bill credits for regional electric distribution system reliability, electric service continuity and restoration thresholds, customer complaints and telephone response times. If the performance thresholds are not met, the annual bill credit exposures are approximately $7 million for regional reliability and $1 million each for the continuity, reliability, customer complaints and telephone response time thresholds. Each of PSCo’s nine operating regions has its own calculated reliability metric and the bill credits would be apportioned among the regions. PSCo must fail to meet the operating threshold two years in a row before paying reliability bill credits. The bill credit levels would not escalate. If the credits are required to be paid, the stated amounts would be grossed up for taxes. The proposed plan is pending CPUC approval.

3. Commitments and Contingent Liabilities

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

Regional Haze Rules — The U.S. Environmental Protection Agency (EPA) has required states to develop implementation plans to comply with regional haze rules that require emission controls, known as best available retrofit technology (BART), by December 2007. States are required to identify the facilities that will have to reduce emissions under BART and then set BART emissions limits for those facilities. Colorado is the first state in Xcel Energy’s region to earnestly begin its BART rule development as the first step toward the December 2007 deadline. PSCo is actively involved in the stakeholder process in Colorado. On March 16, 2006, the Colorado Air Quality Control Commission approved a final BART rule to improve regional haze in national parks and wilderness areas. The rule establishes a date of Aug. 1, 2006 by which each BART-eligible source in Colorado must perform and submit an analysis of the need for additional emission controls for sulfur dioxide (SO2) and/or nitrogen oxide (NOx). Several PSCo plants are required to perform such an analysis and may eventually be required to install additional emission controls. The cost of controls will be determined as part of the engineering analyses and is not currently estimable. If required, controls must be installed by 2013.

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

Comer vs. Xcel Energy Inc. et al. – On April 25, 2006 Xcel Energy received notice of a purported class action lawsuit filed in United States District Court for the Southern District of Mississippi. Although PSCo is not named as a party to this litigation, it could have a material adverse effect on PSCo. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ carbon dioxide emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.

Other Contingencies

Except as set forth above, the circumstances in Note 11 and 12 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Note 2 of this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference. The following are unresolved contingencies that are material to PSCo’s financial position:

•       Tax Matters—See Note 12 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 for discussion of exposures regarding the tax deductibility of corporate-owned life insurance loan interest.

4. Short-Term Borrowings and Financing Activities

At March 31, 2006, PSCo had $82.2 million in short-term debt outstanding at a weighted average interest rate of 4.82 percent.

5. Derivative Valuation and Financial Impacts

PSCo uses a number of different derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133— “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS No. 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance. This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for PSCo and all instruments related to the commodity trading operations. The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective. The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income, to the extent effective.

PSCo records the fair value of its derivative instruments in its Consolidated Balance Sheet as separate line items identified as Derivative Instruments Valuation in both current and noncurrent assets and liabilities.

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

At March 31, 2006, PSCo had various commodity-related contracts designated as cash flow hedges extending through 2009. The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place.  Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale. As of March 31, 2006, PSCo had no amounts in Accumulated Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

PSCo enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps that effectively fix the yield or price on a specified treasury security for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes and the change in fair value of these instruments is recorded as a component of Other Comprehensive Income. As of March 31, 2006, PSCo had net gains of $1.5 million in Accumulated Other Comprehensive Income that it expects to recognize in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for natural gas purchased for resale are recorded as a component of natural gas costs and interest rate hedging transactions are recorded as a component of interest expense. PSCo is allowed to recover in electric or natural gas rates the costs of certain financial instruments acquired to reduce commodity cost volatility. There was no hedge ineffectiveness in the first quarter of 2006.

The impact of qualifying cash flow hedges on PSCo’s Accumulated Other Comprehensive Income, included as a component of stockholders’ equity, is detailed in the following table:

	Three Months Ended
(Millions of Dollars)	March 31, 2006	March 31, 2005
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$14.2	$15.7
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	(1.6)	1.9
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	1.2	(2.3)
Accumulated other comprehensive income related to cash flow hedges at March 31	$13.8	$15.3

Derivatives Not Qualifying for Hedge Accounting

PSCo has commodity trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Consolidated Statement of Income. The results of these transactions are recorded as a component of Operating Revenue on the Consolidated Statements of Income.

PSCo also enters into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS No. 133.

Normal Purchases or Normal Sales Contracts

PSCo enters into contracts for the purchase and sale of various commodities for use in its business operations. SFAS No. 133, requires a company to evaluate these contracts to determine whether the contracts are derivatives. Certain contracts that literally meet the definition of a derivative may be exempted from SFAS No. 133, as normal purchases or normal sales. Normal purchases and normal sales are contracts that provide for the purchase or sale of something other than a financial or derivative instrument that will be delivered in quantities expected to be used or sold over a reasonable period in the normal course of business. In addition, normal purchases and normal sales contracts must have a price based on an underlying that is clearly and closely related to the asset being purchased or sold. An underlying is a specified interest rate, security price, commodity price, foreign exchange rate, index of prices or rates, or other variable, including the occurrence or nonoccurrence of a specified event, such as a scheduled payment under a contract.

PSCo evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify to meet the normal designation requirements under SFAS No. 133. None of the contracts entered into within the commodity trading operations qualify for a normal designation.

In 2003, as a result of FASB Statement 133 Implementation Issue No. C20, PSCo began recording several long-term power purchase agreements at fair value due to accounting requirements related to underlying price adjustments. As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities. During the first quarter of 2006, PSCo qualified these contracts under the normal purchase exception. Based on this qualification, the contracts will no longer be adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory balances.

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

6. Detail of Interest and Other Income (Expense) - Net

Interest and other income, net of nonoperating expenses, for the three months ended March 31 consists of the following:

	Three months ended March 31,
(Thousands of dollars)	2006	2005

Interest income	$1,021	$576
Other nonoperating income	816	591
Interest expense on corporate-owned life insurance and other employee-related insurance policies	(4,202)	(4,695)
Other nonoperating expenses	(699)	(54)
Total interest and other income (expense) - net	$(3,064)	$(3,582)

7. Segment Information

PSCo has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2006
Revenues from:
External customers	$672,119	$582,901	$12,005	$—	$1,267,025
Internal customers	63	37	—	(100)	—
Total revenue	672,182	582,938	12,005	(100)	1,267,025
Segment net income	$46,252	$26,652	$3,942	$—	$76,846

Three months ended March 31, 2005
Revenues from:
External customers	$575,897	$452,986	$10,394	$—	$1,039,277
Internal customers	58	25	—	(83)	—
Total revenue	575,955	453,011	10,394	(83)	1,039,277
Segment net income	$35,626	$24,078	$5,903	$—	$65,607

8. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Millions of dollars)	2006	2005

Net income	$76.8	$65.6
Other comprehensive income:
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges (see Note 5)	(1.6)	1.9
After-tax net realized losses (gains) on derivative transactions reclassified into earnings (see Note 5)	1.2	(2.3)
Unrealized gain on marketable securities	—	0.1
Other comprehensive loss	(0.4)	(0.3)
Comprehensive income	$76.4	$65.3

The accumulated other comprehensive loss in stockholders’ equity at March 31, 2006 and Dec. 31, 2005, relates to valuation adjustments on PSCo’s derivative financial instruments and hedging activities, the mark-to-market component of PSCo’s marketable securities and unrealized losses related to its minimum pension liability.

9. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$16,434	$17,250	$1,837	$1,743
Interest cost	39,509	40,996	13,183	13,867
Expected return on plan assets	(66,481)	(70,274)	(6,268)	(6,583)
Amortization of transition obligation	—	—	3,645	3,645
Amortization of prior service cost (credit)	7,427	7,522	(545)	(545)
Amortization of net loss	4,511	3,449	6,523	6,663
Net periodic benefit cost (credit)	1,400	(1,057)	$18,375	$18,790
Credits not recognized due to the effects of regulation	2,425	3,184	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,825	$2,127	$19,348	$19,763

PSCo
Net periodic benefit cost	$5,137	$4,943	$10,947	$11,173
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$5,137	$4,943	$11,920	$12,146

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “estimate,” “expect,” “objective,” “outlook,” “projected,” “possible,” “potential” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

•             Economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures;

•             The risk of a significant slowdown in growth or decline in the U.S. economy, the risk of delay in growth recovery in the U.S. economy or the risk of increased cost for insurance premiums, security and other items as a consequence of past or future terrorist attacks;

•             Trade, monetary, fiscal, taxation and environmental policies of governments, agencies and similar organizations in geographic areas where PSCo has a financial interest;

•             Customer business conditions, including demand for their products or services and supply of labor and materials used in creating their products and services;

•             Financial or regulatory accounting principles or policies imposed by the Financial Accounting Standards Board, the Securities and Exchange Commission (SEC), the Federal Energy Regulatory Commission and similar entities with regulatory oversight;

•             Availability or cost of capital such as changes in: interest rates; market perceptions of the utility industry, PSCo, Xcel Energy or any of its subsidiaries; or security ratings;

•             Factors affecting utility and nonutility operations such as unusual weather conditions; catastrophic weather-related damage; unscheduled generation outages, maintenance or repairs; unanticipated changes to fossil fuel, nuclear fuel or natural gas supply costs or availability due to higher demand, shortages, transportation problems or other developments; nuclear or environmental incidents; or electric transmission or gas pipeline constraints;

•             Employee workforce factors, including loss or retirement of key executives, collective bargaining agreements with union employees, or work stoppages;

•             Increased competition in the utility industry or additional competition in the markets served by PSCo;

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

•             Risks associated with the California power and other western markets;

•             Cost and other effects of legal and administrative proceedings, settlements, investigations and claims;

•             Technological developments that result in competitive disadvantages and create the potential for impairment of existing assets;

•             Risks associated with implementations of new technologies;

•             Other business or investment considerations that may be disclosed from time to time in PSCo’s SEC filings or in other publicly disseminated written documents; and

•             The other risk factors listed from time to time by PSCo in reports filed with the SEC, including Risk Factors in Item 1A of PSCo’s Annual Report on Form 10-K for the year ended December 31, 2005 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2006.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A – Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2005. Commodity price and interest rate risks for PSCo are mitigated due to cost-based rate regulation. At March 31, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2005.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $76.8 million for the first three months of 2006, compared with approximately $65.6 million for the first three months of 2005.

Electric Utility, Short-term Wholesale and Commodity Trading Margins

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel and purchased energy cost-recovery mechanisms for retail customers, most fluctuations in these costs do not significantly affect electric utility margin.

PSCo has two distinct forms of wholesale sales: short-term wholesale and commodity trading. Short-term wholesale refers to energy related purchase and sales activity and the use of certain financial instruments associated with the fuel required for, and energy produced from, PSCo’s generation assets or the energy and capacity purchased to serve native load. Commodity trading is not associated with PSCo’s generation assets or the energy and capacity purchased to serve native load.

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

The following table details base electric utility, short-term wholesale and commodity trading revenue and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total

Three months ended March 31, 2006
Electric utility revenue (excluding commodity trading)	$660	$3	$—	$663
Electric fuel and purchased power	(413)	(3)	—	(416)
Commodity trading revenue	—	—	202	202
Commodity trading costs	—	—	(193)	(193)
Gross margin before operating expenses	$247	$—	$9	$256
Margin as a percentage of revenue	37.4%	—%	4.5%	29.6%

Three months ended March 31, 2005
Electric utility revenue (excluding commodity trading)	$575	$3	$—	$578
Electric fuel and purchased power	(338)	(2)	—	(340)
Commodity trading revenue	—	—	79	79
Commodity trading costs	—	—	(81)	(81)
Gross margin before operating expenses	$237	$1	$(2)	$236
Margin as a percentage of revenue	41.2%	33.3%	(2.5)%	35.9%

The following summarizes the components of the changes in base electric revenue and base electric margin for the three months ended March 31:

Base Electric Revenue

(Millions of dollars)	2006 vs. 2005

Fuel cost recovery	$57
Firm wholesale and capacity revenues	18
Sales growth (excluding weather impact)	3
Quality of service plan costs	2
Non-fuel riders	2
Transmission and other	3
Total base electric revenue increase	$85

Base Electric Margin

(Millions of dollars)	2006 vs. 2005

Firm wholesale and capacity margin	$5
ECA incentive costs	(5)
Non-fuel riders	4
Sales growth (excluding weather impact)	2
Quality of service plan costs	2
Transmission and other	2
Total base electric margin increase	$10

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

	Three Months ended March 31,
(Millions of dollars)	2006	2005

Natural gas utility revenue	$583	$453
Cost of natural gas sold and transported	(485)	(360)
Natural gas utility margin	$98	$93

The following summarizes the components of the changes in natural gas revenue and margin for the three months ended March 31:

Natural Gas Revenue

(Millions of dollars)	2006 vs. 2005

Purchased gas adjustment clause recovery	$127
Base rate increase	3
Estimated impact of weather on firm sales volume	(2)
Transport and other	2
Total natural gas revenue increase	$130

Natural Gas Margin

(Millions of dollars)	2006 vs. 2005

Base rate increase	$3
Estimated impact of weather on firm sales volume	(2)
Transport and other	4
Total natural gas margin increase	$5

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other utility operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2006 vs. 2005

Higher employee benefit costs	$5
Higher uncollectible receivable costs	4
Higher information technology costs	2
Higher labor costs	2
Higher material costs	3
Other	2
Total	$18

Income tax expense decreased by approximately $0.3 million for the first three months of 2006 compared with the first three months of 2005. The effective tax rate was 21.2 percent for the first three months of 2006, compared with 24.2 percent for the same period in 2005. The decrease in the effective tax rate was primarily due to a reduction in the forecasted annual effective tax rate for 2006 as compared to 2005. The decrease in the forecasted annual effective tax rate was primarily due to higher plant related and insurance fund permanent tax benefit items for 2006 as compared to 2005.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in PSCo’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, its internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against PSCo. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 2 and 3 to the Consolidated Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 12 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 for a description of certain legal proceedings presently pending. Except as set forth above and below, there are no new significant cases to report against PSCo, and there have been no notable changes in the previously reported proceedings.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 1, 2006.

Public Service Co. of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer