Form 10-Q
period 2006-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2006-08-04
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-3280

Public Service Company of Colorado

(Exact name of registrant as specified in its charter)

Colorado	84-0296600
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)

1225 17th Street, Denver
Colorado	80202
(Address of principal executive	(Zip Code)
offices)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 4, 2006
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

This Form 10-Q is filed by Public Service Co. of Colorado (PSCo), a Colorado corporation.  PSCo is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy).  Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART I. FINANCIAL INFORMATION

Item 1. Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Operating revenues
Electric utility	$599,812	$577,374	$1,271,931	$1,153,271
Natural gas utility	160,017	198,864	742,918	651,850
Steam and other	7,402	6,970	19,407	17,364
Total operating revenues	767,231	783,208	2,034,256	1,822,485

Operating expenses
Electric fuel and purchased power	350,422	327,514	766,625	667,717
Cost of natural gas sold and transported	92,075	136,528	576,545	496,849
Cost of sales — steam and other	3,660	3,795	11,202	10,386
Other operating and maintenance expenses	135,946	138,085	278,305	262,306
Depreciation and amortization	59,534	59,454	118,520	118,919
Taxes (other than income taxes)	20,246	21,901	44,624	44,664
Total operating expenses	661,883	687,277	1,795,821	1,600,841

Operating income	105,348	95,931	238,435	221,644

Interest and other income (expense) - net (see Note 7)	(3,406)	(2,392)	(6,470)	(5,974)
Allowance for funds used during construction - equity	121	645	263	1,230

Interest charges and financing costs
Interest charges — includes other financing costs of $1,529, $1,739, $3,038 and $3,446, respectively	34,006	37,197	69,042	74,689
Allowance for funds used during construction — debt	(3,034)	(1,029)	(5,465)	(2,395)
Total interest charges and financing costs	30,972	36,168	63,577	72,294

Income before income taxes	71,091	58,016	168,651	144,606
Income taxes	18,898	10,828	39,612	31,811
Net income	$52,193	$47,188	$129,039	$112,795

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Thousands of dollars)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net income	$129,039	$112,795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	124,815	125,817
Deferred income taxes	19,150	19,814
Amortization of investment tax credits	(1,974)	(1,986)
Allowance for equity funds used during construction	(263)	(1,230)
Unrealized gain on derivative instruments	(4,504)	(2,445)
Change in accounts receivable	152,615	(1,763)
Change in accrued unbilled revenue	56,921	10,514
Change in inventories	87,253	67,222
Change in recoverable purchased natural gas and electric energy costs	210,898	121,380
Change in prepayments and other current assets	(20,373)	(6,157)
Change in accounts payable	(233,720)	(108,172)
Change in other current liabilities	(36,395)	(28,360)
Change in other noncurrent assets	(16,245)	5,150
Change in other noncurrent liabilities	(5,809)	19,385
Net cash provided by operating activities	461,408	331,964

Investing activities
Capital/construction expenditures	(268,382)	(179,132)
Allowance for equity funds used during construction	263	1,230
Other investments	(4,648)	1,394
Net cash used in investing activities	(272,767)	(176,508)

Financing activities
Short-term borrowings — net	(310,604)	(187,855)
Borrowings under utility money pool arrangement	576,200	—
Repayments under utility money pool arrangement	(393,600)	—
Proceeds from issuance of long-term debt	—	6,000
Repayment of long-term debt, including reacquisition premiums	(125,668)	(110,710)
Capital contribution from parent	193,185	199,880
Dividends paid to parent	(129,655)	(62,564)
Net cash used in financing activities	(190,142)	(155,249)

Net increase (decrease) in cash and cash equivalents	(1,501)	207
Cash and cash equivalents at beginning of year	3,662	726
Cash and cash equivalents at end of quarter	$2,161	$933

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$67,095	$73,523
Cash paid for income taxes (net of refunds received)	$9,491	$30,524

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions	$1,027	$954

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(Thousands of dollars)

	June 30, 2006	Dec. 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$2,161	$3,662
Accounts receivable — net of allowance for bad debts: $16,949 and $19,381, respectively	330,611	451,944
Accounts receivable from affiliates	16,463	47,746
Accrued unbilled revenues	177,693	234,614
Recoverable purchased natural gas and electric energy costs	19,496	230,393
Materials and supplies inventories — at average cost	46,416	42,602
Fuel inventory — at average cost	30,783	19,582
Natural gas inventory — at average cost	110,006	212,274
Derivative instruments valuation	61,924	78,064
Prepayments and other	80,735	35,218
Total current assets	876,288	1,356,099
Property, plant and equipment, at cost:
Electric utility plant	6,369,604	6,275,046
Natural gas utility plant	1,818,644	1,793,240
Construction work in progress	309,036	209,721
Other	718,247	745,894
Total property, plant and equipment	9,215,531	9,023,901
Less accumulated depreciation	(2,879,538)	(2,854,757)
Net property, plant and equipment	6,335,993	6,169,144
Other assets:
Other investments	32,950	29,465
Regulatory assets	205,193	231,801
Derivative instruments valuation	188,557	164,251
Other	24,698	35,191
Total other assets	451,398	460,708
Total assets	$7,663,679	$7,985,951
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$101,356	$126,334
Short-term debt	25,000	335,604
Borrowings on utility money pool, weighted average yield of 5.31% at June 30, 2006	182,600	—
Accounts payable	348,559	578,722
Accounts payable to affiliates	24,417	26,388
Taxes accrued	46,948	81,638
Derivative instruments valuation	23,227	66,463
Accrued interest	35,562	36,498
Other	70,428	71,206
Total current liabilities	858,097	1,322,853
Deferred credits and other liabilities:
Deferred income taxes	881,722	811,961
Deferred investment tax credits	61,010	62,984
Regulatory liabilities	453,656	492,335
Customers advances for construction	291,922	288,397
Minimum pension liability	86,098	86,099
Derivative instruments valuation	197,020	170,849
Benefit obligations and other	114,684	122,511
Total deferred credits and other liabilities	2,086,112	2,035,136
Commitments and contingencies (see Note 4)
Capitalization:
Long-term debt	1,845,639	1,945,973
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,377,116	2,183,932
Retained earnings	603,547	604,163
Accumulated other comprehensive loss	(106,832)	(106,106)
Total common stockholder’s equity	2,873,831	2,681,989
Total liabilities and equity	$7,663,679	$7,985,951

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of PSCo and its subsidiaries as of June 30, 2006, and Dec. 31, 2005; the results of its operations for the three and six months ended June 30, 2006 and 2005; and its cash flows for the six months ended June 30, 2006 and 2005. Due to the seasonality of electric and natural gas sales of PSCo, quarterly results are not necessarily an appropriate base from which to project annual results.

1. Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the Consolidated Financial Statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 appropriately represent, in all material respects, the current status of accounting policies, and are incorporated herein by reference.

FASB Interpretation No. 48 (FIN 48) — In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”.  FIN 48 prescribes a comprehensive financial statement model of how a company should recognize, measure, present, and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns.  FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on the effective date.  Initial derecognition amounts would be reported as a cumulative effect of a change in accounting principle.

FIN 48 is effective for fiscal years beginning after Dec. 15, 2006.  PSCo is assessing the impact of the new guidance on all of its open tax positions.

2. Regulation

FERC Transmission Rate Case — On Sept. 2, 2004, Xcel Energy filed on behalf of PSCo and Southwestern Public Service Company (SPS), an affiliate of PSCo, an application to increase wholesale transmission service and ancillary service rates within the Xcel Energy joint open access transmission tariff. PSCo and SPS requested an increase in annual transmission service and ancillary services revenues of $6.1 million. On Feb. 6, 2006, the parties in the proceeding submitted an uncontested offer of settlement that contains a $1.6 million rate increase, a formula transmission service rate, a 10.5 percent rate of return on common equity, and the phased inclusion of PSCo’s 345 kilovolt tie line costs in wholesale transmission service rates. On April 5, 2006, the Federal Energy Regulatory Commission (FERC) issued an order approving the uncontested settlement. PSCo placed the final rates in effect on June 1, 2005 and issued refunds of approximately $3.7 million.

Electric Rate Case —  On April 14, 2006, PSCo filed with the Colorado Public Utilities Commission (CPUC) to increase electricity rates by $210 million annually, beginning Jan. 1, 2007. The request is based on a return on equity of 11 percent, an equity ratio of 59.9 percent and an electric rate base of $3.4 billion. No interim rate increase has been implemented. A decision is expected by the end of 2006. The expected procedural schedule is listed below.

•      Intervenor Testimony         August 18

•      Rebuttal Testimony             September 29

•      Hearings                                October 23 through November 9

•      Statement of Position          November 20

•      Deliberations                        December 1

•      Initial Decision                     December 18

2003 Resource Plan — On June 2, 2006, PSCo filed a motion with the CPUC requesting permission to withdraw an earlier application it made, which requested CPUC approval to shorten the ten-year resource acquisition period of its 2003 resource plan by one year resulting in a nine year acquisition period (2004-2012). PSCo’s original application also sought to reject all bids offering power supplies starting in 2013 that it received in response to its Feb. 24, 2005 all-source solicitation.  On June 7, 2006, the CPUC approved PSCo’s motion and directed PSCo to complete the evaluation of bids and negotiation of contracts offering new power supplies starting in year 2013 by Dec. 15, 2006.

Renewable Portfolio Standards — In November 2004, an amendment to the Colorado statutes was passed by referendum requiring implementation of a renewable energy portfolio standard for electric service. The law requires PSCo to generate, or cause to be generated, a certain level of electricity from eligible renewable resources. During 2006, the CPUC determined that compliance with the renewable energy portfolio standard should be measured through the acquisition of renewable energy credits either with or without the accompanying renewable energy; that the utility purchaser owns the renewable energy credits associated with existing contracts where the power purchase agreement is silent on the issue; that Colorado utilities should be required to file implementation plans and the methods utilities should use for determining the budget available for renewable resources.  In April 2006, the CPUC issued rules that establish the process utilities are to follow in implementing the renewable energy portfolio standard.  PSCo is scheduled to file its first annual compliance plan under these rules by Aug. 31, 2006.

On Dec. 1, 2005, PSCo filed with the CPUC to implement a new rate rider that would apply to each customer’s total electric bill, providing approximately $22 million in annual revenue (1.0 percent of total retail revenue). The revenues collected under the rider will be used to acquire sufficient solar generation resources to meet the requirements of the Colorado renewable energy portfolio standard. On Feb. 14, 2006, PSCo and the other parties to the case filed a stipulation agreeing to reduce the rider to 0.60 percent. The CPUC approved the stipulation on Feb. 22, 2006. The rider became effective March 1, 2006.  PSCo’s compliance plan will address whether modification to the level of this rider is necessary to meet the requirements of the renewable energy portfolio standard.

Quality of Service Plan — PSCo was required to make a filing regarding the future of its quality of service plan (QSP), which expires at the end of 2006. In its initial filing, PSCo proposed a service quality monitoring and reporting plan. After reviewing the responses of the CPUC staff and other intervenors, PSCo negotiated a new QSP that will extend through calendar year 2010. The plan establishes performance measures and provides for associated bill credits for failure to achieve regional electric distribution system reliability, electric service continuity and restoration thresholds, customer complaints and telephone response times. If the performance thresholds are not met, the annual bill credit exposures are approximately $7 million for regional reliability and $1 million each for the continuity, reliability, customer complaints and telephone response time thresholds. Each of PSCo’s nine operating regions has its own calculated reliability metric and the bill credits would be apportioned among the regions. PSCo would have to fail the operating threshold two years in a row before paying reliability bill credits. The bill credit levels would not escalate. If the credits are required to be paid, the stated amounts would be grossed up for taxes. The proposed plan is pending CPUC approval.

Controlled Outage Investigation — On July 7, 2006, the CPUC discussed a CPUC staff report regarding its investigation of the controlled outages of Feb. 18, 2006, which affected an estimated 323,000 customers for approximately 30 minutes.  The investigation reviewed natural gas supply issues, the causes of unplanned outages on several PSCo-owned and independent power generation facilities, transmission availability, customer interruption procedures, emergency preparedness and internal and external communications.  The CPUC staff report made over 90 recommendations and the CPUC directed PSCo to respond within two weeks with its plans to implement certain procedures to address curtailment situations if they arise this summer.  In addition, the CPUC directed PSCo to respond to various other recommendations by the middle of August.  The CPUC’s recommendations are directed at ensuring that there is an appropriate level of situational awareness between the operational status of the interdependent gas and electric supply systems so that adequate pipeline delivery pressures are available during critical peak periods.

3.  Tax Matters — Corporate-Owned Life Insurance

Interest Expense Deductibility —  As previously disclosed, in April 2004, Xcel Energy filed a lawsuit against the government in the U.S. District Court for the District of Minnesota to establish its right to deduct the policy loan interest expense that had accrued during tax years 1993 and 1994 on policy loans related to its company-owned life insurance (COLI) policies that insured certain lives of employees of PSCo.  These policies are owned and managed by PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo.

After Xcel Energy filed this suit, the IRS sent it two statutory notices of deficiency of tax, penalty and interest for taxable years 1995 through 1999.  Xcel Energy has filed Tax Court petitions challenging those notices.  Xcel Energy anticipates that the dispute relating to its claimed interest expense deductions for tax years 1993 and later will be resolved in the refund suit that is pending in the Minnesota federal district court and that the Tax Court petitions will be held in abeyance pending the outcome of the refund litigation.  Xcel Energy has also been notified by the IRS that a statutory notice of deficiency for tax years 2000-2003 will be issued in third quarter 2006.

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

On May 5, 2006, Xcel Energy filed a second motion for summary judgment. Oral arguments are scheduled to be presented on August 8, 2006. If this motion is denied, the district court has ordered the parties to be ready for trial by January 2, 2007.

Xcel Energy believes that the tax deduction for interest expense on the COLI policy loans is in full compliance with the tax law. Accordingly, PSRI has not recorded any provision for income tax or related interest or penalties that may be imposed by the IRS, and has continued to take deductions for interest expense related to policy loans on its income tax returns for subsequent years.  As discussed above, the litigation could require several years to reach final resolution.  Defense of Xcel Energy’s position may require significant cash outlays, which may or may not be recoverable in a court proceeding.  Although the ultimate resolution of this matter is uncertain, it could have a material adverse effect on Xcel Energy’s financial position, results of operations and cash flows.

Should the IRS ultimately prevail on this issue, tax and interest payable through December 31, 2006, would reduce retained earnings by an estimated $419 million.  In 2004, Xcel Energy received formal notification that the IRS will seek penalties. If penalties (plus associated interest) also are included, the total exposure through December 31, 2006, is approximately $497 million.  PSCo annual earnings for 2006 would be reduced by approximately $44 million, after tax, if COLI interest expense deductions were no longer available.

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

Regional Haze Rules — The U.S. Environmental Protection Agency (EPA) requires states to develop implementation plans to comply with regional haze rules that require emission controls, known as best available retrofit technology (BART), by December 2007. States are required to identify the facilities that will have to reduce emissions under BART and then set BART emissions limits for those facilities. Colorado is the first state in Xcel Energy’s region to earnestly begin its BART rule development as the first step toward the December 2007 deadline. PSCo is actively involved in the stakeholder process in Colorado. On May 30, 2006, the Colorado Air Quality Control Commission promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate, and maintain BART technology or an approved BART alternative to make reasonable progress toward meeting the national visibility goal.  On Aug. 1, 2006, PSCo submitted its BART alternatives analysis to the Colorado Air Pollution Control Division.  As set forth in its analysis, PSCo estimates that implementation of the BART alternatives will cost approximately $165 million in capital costs, which includes approximately $62 million in environmental upgrades for the existing Comanche Station project.  Xcel Energy believes the cost of any required capital investment will be recoverable from customers.  Emissions controls will be installed between 2010 and 2012 and must be operational by 2013.

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time.  PSCo continues to evaluate the strategy for complying with CAMR.  Compliance may be achieved by either adding mercury controls or purchasing allowances or a combination of both.  The capital cost is estimated at $4.9 million for the mercury control equipment.  Colorado is required to submit a plan to EPA by Oct. 31, 2006 to limit mercury emissions from coal-fired electric utility steam generating units consistent with federal standards of performance.  On June 6, 2006, the Colorado Department of Public Health and Environment issued a draft rule for implementing CAMR in Colorado.  The proposed rule provides for fewer mercury allowances than the federal program, which may result in additional implementation costs.  A stakeholder process is ongoing, with a hearing before the Colorado Air Quality Control Commission currently scheduled for Nov. 16-17, 2006.

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

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in United States District Court for the Southern District of Mississippi. Although PSCo is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on PSCo. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ carbon dioxide emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety.

Comanche 3 Permit Litigation — On Aug. 4, 2005, Citizens for Clean Air and Water in Pueblo and Southern Colorado and Clean Energy Action filed a complaint against the Colorado Air Pollution Control Division alleging that the Division improperly granted permits to PSCo under Colorado’s Prevention of Significant Deterioration program for the construction and operation of Comanche 3.  PSCo intervened in the case.  On June 20, 2006, the district court ruled in PSCo’s favor and held that the Comanche 3 permits had been properly granted and plaintiffs’ claims to the contrary were without merit.  On Aug. 2, 2006, plaintiffs filed a notice of appeal of the district court’s opinion with the Colorado Court of Appeals.

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions.  Although PSCo is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on PSCo.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or gas-fired power plants.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit, contending, among other reasons, that the lawsuit is an attempt to usurp the policy-setting role of the U.S. Congress and the president.  On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the Second Circuit. Oral arguments were presented on June 7, 2006 and a decision on the appeal is pending.

Other Contingencies

Except as set forth above, the circumstances in Note 11 and 12 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 and Notes 2 and 3 of this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference. The following are unresolved contingencies that are material to PSCo’s financial position:

•  Tax Matters—See Note 3 to the consolidated financial statements for discussion of exposures regarding the tax deductibility of corporate-owned life insurance loan interest.

5. Short-Term Borrowings and Financing Activities

At June 30, 2006, PSCo had $25.0 million in short-term debt outstanding at a weighted average yield of 5.44 percent.

6. Derivative Valuation and Financial Impacts

PSCo uses a number of different derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.

All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133— “Accounting for Derivative Instruments and Hedging Activities” as amended (SFAS No. 133), are recorded at fair value. The presentation of these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance. This classification is dependent on the applicability of any regulatory mechanism in place. This includes certain instruments used to mitigate market risk for PSCo and all instruments related to the commodity trading operations. The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective. The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income.

PSCo records the fair value of its derivative instruments in its Consolidated Balance Sheets as separate line items identified as Derivative Instruments Valuation in both current and noncurrent assets and liabilities.

The fair value of all interest rate swaps is determined through counterparty valuations, internal valuations and broker quotes. There have been no material changes in the techniques or models used in the valuation of interest rate swaps during the periods presented.

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

At June 30, 2006, PSCo had various commodity-related contracts designated as cash flow hedges extending through December 2009. The fair value of these cash flow hedges is recorded in either Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place.  Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale. As of June 30, 2006, PSCo had no amounts in Accumulated Other Comprehensive Loss related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

PSCo enters into various instruments that effectively fix interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period. These derivative instruments are designated as cash flow hedges for accounting purposes and the change in fair value of these instruments is recorded as a component of Other Comprehensive Income. As of June 30, 2006, PSCo had net gains of $1.5 million in Accumulated Other Comprehensive Loss that are expected to be recognized in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. PSCo is allowed to recover in electric or gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was no hedge ineffectiveness in the second quarter of 2006.

The impact of qualifying cash flow hedges on PSCo’s Accumulated Other Comprehensive Loss, included as a component of stockholder’s equity, is detailed in the following table:

	Six Months Ended
(Millions of Dollars)	June 30, 2006	June 30, 2005
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$14.2	$15.7
After-tax net unrealized gains related to derivatives accounted for as hedges	—	3.9
After-tax net realized gains on derivative transactions reclassified into earnings	(0.7)	(4.6)
Accumulated other comprehensive income related to cash flow hedges at June 30	$13.5	$15.0

Fair Value Hedges

The effective portion of the change in the fair value of a derivative instrument qualifying as a fair value hedge is offset against the change in the fair value of the underlying asset, liability or firm commitment being hedged. That is, fair value hedge accounting allows the gains or losses of the derivative instrument to offset, in the same period, the gains and losses of the hedged item.

Derivatives Not Qualifying for Hedge Accounting

PSCo has commodity trading operations that enter into derivative instruments. These derivative instruments are accounted for on a mark-to-market basis in the Consolidated Statement of Income. The results of these transactions are recorded on a net basis within Operating Revenue on the Consolidated Statements of Income.

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

Normal purchases and normal sales contracts are accounted for as executory contracts as required under other generally accepted accounting principles.

7. Detail of Interest and Other Income (Expense) — Net

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2006	2005	2006	2005

Interest income	$1,106	$800	$2,127	$1,376
Other nonoperating income	1,665	1,652	2,481	2,244
Interest expense on corporate-owned life insurance and other employee-related insurance policies	(6,095)	(4,841)	(10,297)	(9,536)
Other nonoperating expenses	(82)	(3)	(781)	(58)
Total interest and other income (expense) - net	$(3,406)	$(2,392)	$(6,470)	$(5,974)

8. Segment Information

PSCo has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment and are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2006
Revenues from:
External customers	$599,812	$160,017	$7,402	$—	$767,231
Internal customers	57	19	—	(76)	—
Total revenue	$599,869	$160,036	$7,402	$(76)	$767,231
Segment net income	$39,980	$7,456	$4,757	$—	$52,193

Three months ended June 30, 2005
Revenues from:
External customers	$577,374	$ 198,864	$ 6,970	$ —	$ 783,208
Internal customers	56	21	—	(77)	—
Total revenue	$577,430	$198,885	$6,970	$(77)	$783,208
Segment net income	$38,181	$4,243	$4,764	$—	$47,188

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2006
Revenues from:
External customers	$1,271,931	$742,918	$19,407	$—	$2,034,256
Internal customers	120	56	—	(176)	—
Total revenue	$1,272,051	$742,974	$19,407	$(176)	$2,034,256
Segment net income	$86,232	$34,108	$8,699	$—	$129,039

Six months ended June 30, 2005
Revenues from:
External customers	$1,153,271	$651,850	$17,364	$—	$1,822,485
Internal customers	114	46	—	(160)	—
Total revenue	$1,153,385	$651,896	$17,364	$(160)	$1,822,485
Segment net income	$73,807	$28,321	$10,667	$—	$112,795

9. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2006	2005	2006	2005

Net income	$52.2	$47.2	$129.0	$112.8
Other comprehensive income (loss):
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 6)	1.6	1.9	—	3.9
After-tax net realized gains on derivative transactions reclassified into earnings (see Note 6)	(1.9)	(2.3)	(0.7)	(4.6)
Other comprehensive loss	(0.3)	(0.4)	(0.7)	(0.7)
Comprehensive income	$51.9	$46.8	$128.3	$112.1

The accumulated other comprehensive loss in stockholder’s equity at June 30, 2006 and Dec. 31, 2005, relates to valuation adjustments on PSCo’s derivative financial instruments and hedging activities, the mark-to-market component of PSCo’s marketable securities and unrealized losses related to its minimum pension liability.

10. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$14,380	$12,980	$1,479	$1,599
Interest cost	38,197	39,496	13,287	13,663
Expected return on plan assets	(67,551)	(69,484)	(7,110)	(6,267)
Amortization of transition obligation	—	—	3,577	3,644
Amortization of prior service cost (credit)	7,421	7,496	(545)	(544)
Amortization of net (gain) loss	4,165	(39)	5,875	6,460
Net periodic benefit cost (credit)	(3,388)	(9,551)	16,563	18,555
Credits not recognized due to the effects of regulation	3,893	6,500	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost (credit) recognized for financial reporting	$505	$(3,051)	$17,536	$19,528

PSCo
Net periodic benefit cost	$4,196	$2,452	$9,041	$10,748
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$4,196	$2,452	$10,014	$11,721

	Six months ended June 30,
	2006	2005	2006	2005
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$30,814	$30,230	$3,316	$3,342
Interest cost	77,706	80,492	26,470	27,530
Expected return on plan assets	(134,032)	(139,758)	(13,378)	(12,850)
Amortization of transition obligation	—	—	7,222	7,289
Amortization of prior service cost (credit)	14,848	15,018	(1,090)	(1,089)
Amortization of net loss	8,676	3,410	12,398	13,123
Net periodic benefit cost (credit)	(1,988)	(10,608)	34,938	37,345
Credits not recognized due to the effects of regulation	6,318	9,684	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost (credit) recognized for financial reporting	$4,330	$(924)	$36,884	$39,291

PSCo
Net periodic benefit cost	$9,333	$7,395	$19,988	$21,920
Additional cost recognized due to the effects of regulation	—	—	1,945	1,946
Net benefit cost recognized for financial reporting	$9,333	$7,395	$21,933	$23,866

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

•    Other business or investment considerations that may be disclosed from time to time in PSCo’s SEC filings or in other publicly disseminated written documents; and

•    The other risk factors listed from time to time by PSCo in reports filed with the SEC, including Risk Factors in Item 1A of PSCo’s Annual Report on Form 10-K for the year ended December 31, 2005 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2006.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2005. Commodity price and interest rate risks for PSCo are mitigated due to cost-based rate regulation. At June 30, 2006, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2005.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $129.0 million for the first six months of 2006, compared with approximately $112.8 million for the first six months of 2005.

Electric Utility, Short-term Wholesale and Commodity Trading Margins

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  Due to fuel and purchased energy cost-recovery mechanisms for retail customers, most fluctuations in these costs do not significantly affect electric utility margin.

PSCo has two distinct forms of wholesale sales: short-term wholesale and commodity trading.  Short-term wholesale refers to energy related purchase and sales activity and the use of certain financial instruments associated with the fuel required for, and energy produced from, PSCo’s generation assets or the energy and capacity purchased to serve native load.  Commodity trading is not associated with PSCo’s generation assets or the energy and capacity purchased to serve native load.  Short-term wholesale and commodity trading activities are considered part of the electric utility segment.

Margins from commodity trading activity conducted at PSCo are partially redistributed to Northern States Power Company, a Minnesota corporation, and SPS, both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC. Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenue. Trading revenues are reported net of trading costs in the Consolidated Statements of Income. Commodity trading costs include fuel, purchased power, transmission, broker fees and other related costs. Short-term wholesale and commodity trading margins reflect the estimated impact of regulatory sharing of realized margins, if applicable.

The following table details base electric utility, short-term wholesale and commodity trading revenue and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total

Six months ended June 30, 2006
Electric utility revenue (excluding commodity trading)	$1,254	$13	$—	$1,267
Electric fuel and purchased power	(755)	(12)	—	(767)
Commodity trading revenue	—	—	282	282
Commodity trading costs	—	—	(277)	(277)
Gross margin before operating expenses	$499	$1	$5	$505
Margin as a percentage of revenue	39.8%	7.7%	1.8%	32.6%

Six months ended June 30, 2005
Electric utility revenue (excluding commodity trading)	$1,147	$4	$—	$1,151
Electric fuel and purchased power	(664)	(4)	—	(668)
Commodity trading revenue	—	—	154	154
Commodity trading costs	—	—	(151)	(151)
Gross margin before operating expenses	$483	$—	$3	$486
Margin as a percentage of revenue	42.1%	—%	1.9%	37.2%

The following summarizes the components of the changes in base electric revenue and base electric margin for the six months ended June 30:

Base Electric Revenue

(Millions of dollars)	2006 vs. 2005

Fuel cost recovery	$73
Firm wholesale and capacity revenues	20
Sales growth (excluding weather impact)	4
Estimated impact of weather	9
Other	1
Total base electric revenue increase	$107

Base Electric Margin

(Millions of dollars)	2006 vs. 2005

Non-fuel rider revenue	$7
Sales growth (excluding weather impact)	4
Estimated impact of weather	9
Fuel handling and procurement costs	(4)
Total base electric margin increase	$16

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

	Six Months ended June 30,
(Millions of dollars)	2006	2005

Natural gas utility revenue	$743	$652
Cost of natural gas sold and transported	(577)	(497)
Natural gas utility margin	$166	$155

The following summarizes the components of the changes in natural gas revenue and margin for the six months ended June 30:

Natural Gas Revenue

(Millions of dollars)	2006 vs. 2005

Purchased gas adjustment clause recovery	$86
Base rate increase	10
Estimated impact of weather on firm sales volume	(3)
Transport and other	(2)
Total natural gas revenue increase	$91

Natural Gas Margin

(Millions of dollars)	2006 vs. 2005

Base rate increase	$10
Estimated impact of weather on firm sales volume	(3)
Transport and other	4
Total natural gas margin increase	$11

Non-Fuel Operating Expense and Other Items

The following summarizes the components of the changes in other utility operating and maintenance expense for the six months ended June 30:

(Millions of dollars)	2006 vs. 2005

Higher employee benefit costs	$2
Higher uncollectible receivables	5
Higher application and development costs	3
Higher plant costs	4
Other	2
Total operating and maintenance expense increase	$16

Income tax expense increased by approximately $ 7.8 million for the first six months of 2006 compared with the first six months of 2005. The effective tax rate was 23.5 percent for the first six months of 2006, compared with 22 percent for the same period in 2005.  The increase in tax expense and the effective tax rate was primarily due to an increase in pretax income.

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

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against PSCo. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 2 ,3 and 4 to the Consolidated Financial Statements in this Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 12 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2005 for a description of certain legal proceedings presently pending. Except as set forth above and below, there are no new significant cases to report against PSCo, and there have been no notable changes in the previously reported proceedings.

Item 1A. Risk Factors

PSCo’s risk factors are documented in Item 1A of Part I of its 2005 Annual Report on Form 10-K, which is incorporated herein by reference.  There have been no material changes to the risk factors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 4, 2006.

Public Service Co. of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer