Form 10-Q
period 2007-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2007-04-30
CIK 81018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐                               Accelerated Filer ☐                               Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2007
Common Stock, $0.01 par value	100 shares

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

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars)

	Three Months Ended March 31,
	2007	2006
Operating revenues
Electric utility	$636,500	$672,119
Natural gas utility	516,394	582,901
Steam and other	10,797	12,005
Total operating revenues	1,163,691	1,267,025

Operating expenses
Electric fuel and purchased power	367,733	416,203
Cost of natural gas sold and transported	408,355	484,470
Cost of sales — steam and other	4,846	7,542
Other operating and maintenance expenses	145,195	142,359
Depreciation and amortization	65,038	58,986
Taxes (other than income taxes)	23,842	24,378
Total operating expenses	1,015,009	1,133,938

Operating income	148,682	133,087

Interest and other expense, net (see Note 8)	(2,124)	(3,064)
Allowance for funds used during construction — equity	2,044	142

Interest charges and financing costs
Interest charges — including other financing costs of $1,368 and $1,509, respectively	34,101	35,036
Allowance for funds used during construction — debt	(2,131)	(2,431)
Total interest charges and financing costs	31,970	32,605

Income before income taxes	116,632	97,560
Income taxes	30,883	20,714
Net income	$85,749	$76,846

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)

	Three Months Ended March 31,
	2007	2006
Operating activities
Net income	$85,749	$76,846
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,660	62,240
Deferred income taxes	(10,745)	(12,554)
Amortization of investment tax credits	(981)	(987)
Allowance for equity funds used during construction	(2,044)	(142)
Net realized and unrealized hedging and derivative transactions	34,406	(3,022)
Changes in operating assets and liabilities:
Accounts receivable	(40,470)	77,193
Accrued unbilled revenues	(73,699)	43,641
Inventories	56,787	83,722
Recoverable purchased natural gas and electric energy costs	155,188	150,532
Prepayments and other	2,598	1,550
Accounts payable	(47,107)	(171,306)
Net regulatory assets and liabilities	4,297	(19,321)
Other current liabilities	123,244	31,138
Change in other noncurrent assets	(16,508)	9,889
Change in other noncurrent liabilities	(719)	13,855
Net cash provided by operating activities	337,656	343,274

Investing activities
Capital/construction expenditures	(150,113)	(100,408)
Allowance for equity funds used during construction	2,044	142
Investments in utility money pool	(103,200)	—
Repayments from utility money pool	94,000	—
Other investments	7,546	10,050
Net cash used in investing activities	(149,723)	(90,216)

Financing activities
Payments on short-term borrowings, net	(16,500)	(253,401)
Borrowings under utility money pool arrangement	135,300	—
Repayments under utility money pool arrangement	(135,300)	—
Repayment of long-term debt, including reacquisition premiums	(100,344)	(333)
Dividends paid to parent	(64,778)	—
Net cash used in financing activities	(181,622)	(253,734)

Net increase (decrease) in cash and cash equivalents	6,311	(676)
Cash and cash equivalents at beginning of period	3,011	3,662
Cash and cash equivalents at end of period	$9,322	$2,986

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$20,984	$20,783
Cash paid (received) for income taxes (net of refunds received)	5,388	(1,431)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$7,121	$50,348

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)

	March 31, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$9,322	$3,011
Investments in utility money pool	9,200	—
Accounts receivable, net of allowance for bad debts of $18,075 and $18,415, respectively	386,614	355,738
Accounts receivable from affiliates	18,215	8,621
Accrued unbilled revenues	273,060	199,361
Recoverable purchased natural gas and electric energy costs	2,639	157,827
Materials and supplies inventories	45,836	43,029
Fuel inventories	34,990	40,997
Natural gas inventories	101,980	155,567
Derivative instruments valuation	25,480	28,111
Deferred income taxes	80,248	62,791
Prepayments and other	12,056	14,654
Total current assets	999,640	1,069,707
Property, plant and equipment, at cost:
Electric utility plant	6,459,365	6,409,194
Natural gas utility plant	1,843,963	1,825,560
Common utility and other property	733,917	725,864
Construction work in progress	491,497	429,878
Total property, plant and equipment	9,528,742	9,390,496
Less accumulated depreciation	(2,957,716)	(2,912,233)
Net property, plant and equipment	6,571,026	6,478,263
Other assets:
Regulatory assets	543,611	589,016
Derivative instruments valuation	157,574	161,502
Other investments	11,801	19,347
Other	61,919	45,784
Total other assets	774,905	815,649
Total assets	$8,345,571	$8,363,619
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,391	$101,379
Short-term debt	356,000	372,500
Accounts payable	345,442	385,724
Accounts payable to affiliates	25,221	30,291
Taxes accrued	139,516	84,960
Dividends payable to parent	65,515	64,778
Derivative instruments valuation	34,763	38,616
Accrued interest	42,863	35,362
Other	131,184	74,381
Total current liabilities	1,141,895	1,187,991
Deferred credits and other liabilities:
Deferred income taxes	1,012,816	1,004,027
Deferred investment tax credits	58,054	59,035
Regulatory liabilities	472,663	470,255
Pension and employee benefit obligations	298,708	301,277
Customers advances	279,848	279,011
Derivative instruments valuation	150,557	156,623
Asset retirement obligations	43,715	43,335
Other liabilities	13,180	7,750
Total deferred credits and other liabilities	2,329,541	2,321,313
Commitments and contingent liabilities (see Note 5)
Capitalization:
Long-term debt	1,845,083	1,845,278
Common Stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,411,204	2,411,204
Retained earnings	605,140	585,219
Accumulated other comprehensive income	12,708	12,614
Total common stockholder’s equity	3,029,052	3,009,037
Total liabilities and equity	$8,345,571	$8,363,619

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of PSCo and its subsidiaries as of March 31, 2007, and Dec. 31, 2006; the results of its operations for the three months ended March 31, 2007 and 2006; and its cash flows for the three months ended March 31, 2007 and 2006. Due to the seasonality of electric and natural gas sales of PSCo, quarterly results are not necessarily an appropriate base from which to project annual results.

1. Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 appropriately represent, in all material respects, the current status of the footnotes and are incorporated herein by reference.

Income Taxes — Consistent with prior periods and upon adoption of Financial Accounting Standard Board (FASB) Interpretation No. 48 — “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109”, PSCo records interest and penalties related to income taxes as interest charges in the Consolidated Statements of Income.

Reclassifications — Certain amounts in the Consolidated Statements of Cash flows have been reclassified from prior-period presentation to conform to the 2007 presentation. The reclassifications reflect the presentation of unbilled revenues, recoverable purchased natural gas and electric energy costs and regulatory assets and liabilities as separate items rather than components of other assets and other liabilities within net cash provided by operating activities.  In addition, activity related to derivative transactions have been combined into net realized and unrealized hedging and derivative transactions.  These reclassifications did not affect total net cash provided by (used in) operating, investing or financing activities within the Consolidated Statements of Cash Flows.

2.   Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS 157) — In September 2006, the FASB issued Statement of Financial Accounting Standard (SFAS) 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.  PSCo is evaluating the impact of SFAS 157 on its financial condition and results of operations and does not expect the impact of adoption to be material.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159) —  In February 2007, the FASB issued SFAS 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007.  PSCo is evaluating the impact of SFAS 159 on its financial condition and results of operations and does not expect the impact of adoption to be material.

3.   Income Taxes

Corporate-Owned Life Insurance (COLI) — In April 2004, Xcel Energy filed a lawsuit against the U.S. government in the U.S. District Court for the District of Minnesota to establish its right to deduct the interest expense that had accrued during tax years 1993 and 1994 on policy loans related to its COLI policies that insured certain lives of Public Service Company of Colorado (PSCo).  These policies are owned by PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo.

After Xcel Energy filed this suit, the Internal Revenue Service (IRS) sent two statutory notices of deficiency of tax, penalty and interest for 1995 through 1999. Xcel Energy has filed U.S. Tax Court petitions challenging those notices. Xcel Energy anticipates the dispute relating to its interest expense deductions will be resolved in the refund suit that is pending in the Minnesota Federal District Court and the Tax Court petitions will be held in abeyance pending the outcome of the refund litigation. In the third quarter of 2006, Xcel Energy also received a statutory notice of deficiency from the IRS for tax years 2000 through 2002 and timely filed a Tax Court petition challenging the denial of the COLI interest expense deductions for those years.

On May 5, 2006, Xcel Energy filed a second motion for summary judgment. On Aug. 18, 2006, the U.S. government filed a second motion for summary judgment. On Feb. 14, 2007, the Magistrate Judge issued a report to the District Court Judge concerning both motions.  In the report, the Magistrate Judge recommended both motions be denied due to fact issues in dispute. Both parties filed objections to the recommendations. On March 23, 2007, Xcel Energy received a decision from the District Court Judge essentially adopting the Magistrate Judge’s recommendation denying both sides’ motions for summary judgment and reconfirming the July 24, 2007, trial date.

Xcel Energy believes that the tax deduction for interest expense on the COLI policy loans is in full compliance with the tax law. Accordingly, PSRI has not recorded any provision for income tax or related interest or penalties, and has continued to take deductions for interest expense on policy loans on its income tax returns for subsequent years. The litigation could take two to three years to reach final resolution. Defense of Xcel Energy’s position may require significant cash outlays, which may or may not be recoverable in a court proceeding. The ultimate resolution of this matter is uncertain and could have a material adverse effect on PSCo’s financial position, results of operations and cash flows.

Should the IRS ultimately prevail on this issue, tax and interest payable through March 31, 2007, would reduce earnings by an estimated $437 million. Xcel Energy has received formal notification that the IRS will seek penalties. If penalties (plus associated interest) also are included, the total estimated exposure through March 31, 2007, was estimated to be approximately $520 million.  If COLI interest expense deductions were no longer available, first quarter 2007 earnings would have decreased by $12 million, after tax.

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued Interpretation No. (FIN) 48.  FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, PSCo adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material.  Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

PSCo is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  Xcel Energy has been audited by the Internal Revenue Service (IRS) through tax year 2003, with a limited exception for 2003 research tax credits.  The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008.  As of March 31, 2007, the IRS had not proposed any material adjustments.  However, Xcel Energy is currently in litigation with the federal government to establish its right to deduct interest expense on COLI policy loans incurred since 1993 (see discussion of COLI above).  All COLI tax benefits continue to be recognized in full.  As of March 31, 2007, Xcel Energy’s 2000 through 2002 federal income tax returns remain open under applicable statutes of limitations.

PSCo is currently under examination by the state of Colorado for years 1993 through 1996 and 2000 through 2004.  No material adjustments have been proposed as of March 31, 2007.  As of March 31, 2007, PSCo’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 1993.

The amount of unrecognized tax benefits was $11.4 million and $12.1 million on Jan. 1, 2007 and March 31, 2007, respectively.  Of these amounts, $7.5 million and $7.9 million were offset against the tax benefits associated with net operating loss and tax credit carryovers as of Jan. 1, 2007 and March 31, 2007, respectively.

Included in the unrecognized tax benefit balance was $4.5 million and $4.7 million of tax positions on Jan. 1, 2007 and March 31, 2007, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $6.9 million and $7.4 million of tax positions on Jan. 1, 2007 and March 31, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.  The change in the unrecognized tax benefit balance from Jan. 1, 2007 to March 31, 2007, was due to the addition of similar uncertain tax positions relating to first quarter activity.

PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state tax audits progress.  However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material.  The change in the interest expense liability from Jan. 1, 2007, to March 31, 2007, was not material.  No amounts were accrued for penalties.

4.   Rate Matters

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Natural Gas Rate Case — On Dec. 1, 2006, PSCo filed with the CPUC, a request to increase natural gas rates by $41.9 million, representing an overall increase of 2.96 percent, primarily related to capital investments and rising operating costs.  The request assumes a common equity ratio of 60.17 percent and a return on equity (ROE) of 11 percent.  The jurisdictional rate base is approximately $1.1 billion.

On April 6, 2007, the CPUC staff and the Colorado Office of Consumer Council (OCC) filed answer testimony to PSCo’s requested increase in revenue requirements. The CPUC staff recommended an overall revenue increase of $30.5 million, based on a 10 percent ROE and a 60.17 percent common equity ratio.  The CPUC staff recommended one significant adjustment to PSCo’s request associated with the ROE request. The CPUC staff also raised policy concerns regarding PSCo’s partial decoupling proposal, but concluded that they neither supported nor opposed decoupling.

The OCC recommended an overall revenue decrease of $4.8 million related to three major adjustments.  First, they recommended an ROE of 9 percent assuming a 60.17 percent common equity ratio. Second, they proposed a consolidated income tax adjustment, the effect of which is a revenue requirement decrease of $11.9 million.  Third, they proposed an adjustment to depreciation and amortization expense, resulting in a revenue requirement decrease of $10.5 million.  The OCC also recommended the disallowance of annual incentive compensation costs of $1.2 million, the revision of the weather normalization of test year revenues, the rejection of PSCo’s partial decoupling proposal, and policy changes regarding PSCo’s line extension policy.

Rebuttal and cross-answer testimony is due on May 11, 2007, with hearings beginning on June 4, 2007.  It is anticipated that the CPUC will act on the request such that the rates ultimately approved will become effective in the third quarter of 2007.

5. Commitments and Contingent Liabilities

The circumstances set forth  in Notes 11 and 12 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Notes 4 and 5 to the consolidated financial statemtents in this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference. The following are unresolved contingencies that are material to PSCo’s financial position:

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

Estimates are revised as facts become known.  At March 31, 2007, the liability for the cost of remediating these sites was estimated to be $1.5 million, of which $0.7 million was considered to be a current liability.  Some of the cost of remediation may be recovered from:

•       insurance coverage;

•       other parties that have contributed to the contamination; and

•       customers.

Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined. Estimates have been recorded for PSCo’s future costs for these sites.

Manufactured Gas Plant Site

Fort Collins Manufactured Gas Plant Site — Prior to 1926, Poudre Valley Gas Co., a predecessor of PSCo, operated an MGP in Fort Collins, Colo., not far from the Cache la Poudre River. In 1926, after acquiring the Poudre Valley Gas Co., PSCo shut down the MGP site and has sold most of the property.  An oily substance similar to MGP byproducts was discovered in the Cache la Poudre River.  On Nov. 10, 2004, PSCo entered into an agreement with the Environmental Protection Agency (EPA), the city of Fort Collins and Schrader Oil Co., under which PSCo performed remediation and monitoring work.  PSCo has substantially completed work at the site, with the exception of ongoing maintenance and monitoring.  In May 2005, PSCo filed a natural gas rate case with the CPUC requesting recovery of cleanup costs at the Fort Collins MGP site spent through March 2005, which amounted to $6.2 million, to be amortized over four years.  PSCo reached a settlement agreement with the parties in the case.  The CPUC approved the settlement agreement on Jan. 19, 2006 and the final order became effective on Feb. 3, 2006, with rates effective Feb. 6, 2006.  In November 2006, PSCo filed a natural gas rate case with the CPUC requesting recovery of additional clean-up costs at the Fort Collins MGP site spent through September 2006, plus unrecovered amounts previously authorized from the last rate case, which amounted to $10.8 million to be amortized over four years.  The total amount PSCo is requesting be recovered from customers is $13.1 million.

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

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of PSCo’s facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.  PSCo has recorded an estimate for final removal of the asbestos as an asset retirement obligation.  See additional discussion of asset retirement obligations in Note 12 of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2006.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

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

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time. PSCo continues to evaluate the strategy for complying with CAMR. Compliance may be achieved by either adding mercury controls or purchasing allowances or a combination of both.  In February 2007, the Colorado Air Quality Control Commission passed a mercury rule.  The rule was based on a negotiated rule that was agreed upon by participating environmental groups, utilities, local government coalitions, and the Colorado Air Pollution Control Division. The rule requires controls to be installed at Pawnee Station in 2012 and all other Colorado units by 2014.  PSCo is evaluating the emission controls required to meet the new rule and is currently unable to provide a capital cost estimate.

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking. On Jan. 25, 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. The EPA announced on March 20, 2007, it will suspend the deadlines and refer any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remands. As a result, the rule’s compliance requirements and associated deadlines are currently unknown.  It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.

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

Legal Contingencies

In the normal course of business, PSCo is party to routine claims and litigation arising from prior and current operations. PSCo is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition, when it can be reasonably estimated.

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

Qwest vs. Xcel Energy Inc. - On June 24, 2004, an employee of PSCo was injured when a pole owned by Qwest malfunctioned.  The employee is seeking damages of approximately  $7 million. On Sept. 6, 2005, an action against Qwest relating to the incident was filed in Denver District Court by the employee.  On April 18, 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo.  Pursuant to this agreement, Qwest has asserted that PSCo had an affirmative duty to properly train and instruct its employees on pole safety, including testing the pole for soundness before climbing.  PSCo filed a counterclaim on May 15, 2006, against Qwest asserting Qwest had a duty to PSCo and an obligation under the contract to maintain its poles in a safe and serviceable condition.  This case is still in the discovery phase and set for jury trial beginning May 14, 2007.

Payne et al. vs. PSCo et al. — In late October 2003, there was a wildfire in Boulder County, Colorado. There was no loss of life, but there was property damage associated with this fire. On Oct. 28, 2005, an action against PSCo relating to this fire was filed in Boulder

County District Court. There are 22 plaintiffs, including individuals, the City of Jamestown and two companies, and three co-defendants, including PSCo. Plaintiffs asserted that a tree falling into PSCo distribution lines may have caused the fire.  The matter was ultimately settled in March 2007 and  the settlement did not have a material effect on Xcel Energy’s financial results.

Other Contingencies

•               Tax Matters — See Note 3 to the consolidated financial statements for discussion of exposures regarding the tax deductibility of COLI.

6. Short-Term Borrowings and Financing Activities

As of March 31, 2007, PSCo had $356.0 million in short-term debt outstanding at a weighted average interest rate of 5.40 percent.

7. Derivative Valuation and Financial Impacts

PSCo uses derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.  All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS 133 -”Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), are recorded at fair value. The classification of the fair value for these derivative instruments is dependent on the designation of a qualifying hedging relationship.  The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance.  This classification is dependent on the applicability of specific regulation.  This includes certain instruments used to mitigate market risk for PSCo and all instruments related to the commodity trading operations.  The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income, to the extent effective.  The designation of a fair value hedge permits a derivative instrument’s gains or losses to offset the related results of the hedged item in the Consolidated Statements of Income.

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

Cash Flow Hedges

PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices and interest rates. These derivative instruments are designated as cash flow hedges for accounting purposes, and the changes in the fair value of these instruments are recorded as a component of Accumulated Other Comprehensive Income or deferred as a regulatory asset or liability.

As of March 31, 2007, PSCo had various commodity-related contracts classified as cash flow hedges extending through December 2009.  The fair value of these cash flow hedges is recorded in either Accumulated Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place.  Amounts deferred in these accounts are recorded in earnings as the hedged purchase or sales transaction is settled. This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

As of March 31, 2007, PSCo had no amounts in Accumulated Other Comprehensive Income related to commodity cash flow hedge contracts that are expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

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

As of March 31, 2007, PSCo had net gains of approximately $1.5 million in Accumulated Other Comprehensive Income that it expects to recognize in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenues, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. PSCo is allowed to recover in electric or gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was no hedge ineffectiveness in the first quarter of 2007.

The impact of qualifying cash flow hedges on PSCo’s Accumulated Other Comprehensive Income, included as a component of stockholder’s equity, is detailed in the following table:

	Three Months Ended
(Millions of Dollars)	March 31, 2007	March 31, 2006
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$12.6	$14.2
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	0.5	(1.6)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(0.4)	1.2
Accumulated other comprehensive income related to cash flow hedges at March 31	$12.7	$13.8

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

PSCo also enters into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS 133.

Normal Purchases or Normal Sales Contracts

PSCo enters into contracts for the purchase and sale of commodities for use in its business operations.  SFAS 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from SFAS 133 as normal purchases or normal sales.

PSCo evaluates all of its contracts when such contracts are entered to determine if they are derivatives and, if so, if they qualify to meet the normal designation requirements under SFAS 133.  None of the contracts entered into within the commodity trading operations qualify for a normal designation.

Normal purchases and normal sales contracts are accounted for as executory contracts.

8. Detail of Interest and Other Expense, Net

Interest and other income, net, for the three months ended March 31 consisted of the following:

	Three months ended March 31,
(Thousands of dollars)	2007	2006

Interest income	$1,588	$1,021
Other nonoperating income	501	831
Interest expense on corporate-owned life insurance and other employee-related insurance policies	(4,212)	(4,202)
Other nonoperating expenses	(1)	(714)
Total interest and other expense, net	$(2,124)	$(3,064)

9. Segment Information

PSCo has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2007
Revenues from:
External customers	$636,500	$516,394	$10,797	$—	$1,163,691
Internal customers	86	50	—	(136)	—
Total revenues	636,586	516,444	10,797	(136)	1,163,691
Segment net income	$47,403	$31,748	$6,598	$—	$85,749

Three months ended March 31, 2006
Revenues from:
External customers	$672,119	$582,901	$12,005	$—	$1,267,025
Internal customers	63	37	—	(100)	—
Total revenues	672,182	582,938	12,005	(100)	1,267,025
Segment net income	$46,252	$26,652	$3,942	$—	$76,846

10. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Millions of dollars)	2007	2006

Net income	$85.7	$76.8
Other comprehensive income:
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges (see Note 7)	0.5	(1.6)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings (see Note 7)	(0.4)	1.2
Other comprehensive income (loss)	0.1	(0.4)
Comprehensive income	$85.8	$76.4

The accumulated other comprehensive income in stockholder’s equity at March 31, 2007 and Dec. 31, 2006, relates to valuation adjustments on PSCo’s derivative financial instruments and hedging activities, the mark-to-market component of PSCo’s marketable securities and unrealized losses related to its minimum pension liability.

11. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost

	Three months ended March 31,
	2007	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$16,485	$16,434	$1,701	$1,837
Interest cost	39,598	39,509	13,603	13,183
Expected return on plan assets	(65,891)	(66,481)	(7,618)	(6,268)
Amortization of transition obligation	—	—	3,611	3,645
Amortization of prior service cost (credit)	6,487	7,427	(545)	(545)
Amortization of net loss	3,867	4,511	4,994	6,523
Net periodic benefit cost	546	1,400	15,746	18,375
Credits not recognized due to the effects of regulation	2,680	2,425	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,226	$3,825	$16,719	$19,348

PSCo
Net periodic benefit cost	$4,331	$5,137	$8,798	$10,947
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$4,331	$5,137	$9,771	$11,920

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

•       Availability or cost of capital such as changes in: interest rates; market perceptions of the utility industry, PSCo; or security ratings;

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

•       Risks associated with implementation of new technologies;

•        Other business or investment considerations that may be disclosed from time to time in PSCo’s SEC filings or in other publicly disseminated written documents; and

•        The other risk factors listed from time to time by PSCo in reports filed with the SEC, including Risk Factors in Item 1A of PSCo’s Annual Report on Form 10-K for the year ended December 31, 2006 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2007.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2006. Commodity price and interest rate risks for PSCo are mitigated due to cost-based rate regulation. At March 31, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $85.7 million for the first three months of 2007, compared with approximately $76.8 million for the first three months of 2006.

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

Margins from commodity trading activity conducted at PSCo are partially redistributed to Northern States Power Co., a Minnesota corporation (NSP-Minnesota) and Southwestern Public Service Co., a New Mexico corporation (SPS), both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC.  Margins received pursuant to the JOA are reflected as part of Base Electric Utility Revenue.  Short-term wholesale and commodity trading margins reflect the impact of regulatory sharing, if applicable. Trading revenues are reported net of related costs (i.e., on a margin basis) in the Consolidated Statements of Income. Commodity trading costs include purchased power, transmission, broker fees and other related costs.  Short-term wholesale and commodity trading margins reflect the estimated impact of regulatory sharing of margins, if applicable.

The following table details base electric utility, short-term wholesale and commodity trading revenues and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total

Three months ended March 31, 2007
Electric utility revenues (excluding commodity trading)	$634	$4	$—	$638
Electric fuel and purchased power	(365)	(3)	—	(368)
Commodity trading revenues	—	—	30	30
Commodity trading costs	—	—	(31)	(31)
Gross margin before operating expenses	$269	$1	$(1)	$269
Margin as a percentage of revenues	42.4%	25.0%	(3.3)%	40.3%

Three months ended March 31, 2006
Electric utility revenues (excluding commodity trading)	$660	$3	$—	$663
Electric fuel and purchased power	(413)	(3)	—	(416)
Commodity trading revenues	—	—	202	202
Commodity trading costs	—	—	(193)	(193)
Gross margin before operating expenses	$247	$—	$9	$256
Margin as a percentage of revenues	37.4%	—%	4.5%	29.6%

The following summarizes the components of the changes in base electric revenues and base electric margin for the three months ended March 31:

Base Electric Revenues

(Millions of dollars)	2007 vs. 2006

Purchased power and fuel cost recovery	$(55)
Retail rate increase	27
Sales growth	6
Weather	4
Firm wholesale revenues	(3)
Sales mix and other	(5)
Total decrease in base electric revenues	$(26)

Base Electric Margin

(Millions of dollars)	2007 vs. 2006

Retail rate increase	$27
Sales growth	6
Weather	4
Purchased power and fuel cost recovery	(7)
Firm wholesale revenues	(3)
Sales mix and other	(5)
Total increase in base electric margin	$22

Natural Gas Utility Margin

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

	Three Months ended March 31,
(Millions of dollars)	2007	2006

Natural gas utility revenues	$516	$583
Cost of natural gas sold and transported	(408)	(485)
Natural gas utility margin	$108	$98

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of dollars)	2007 vs. 2006

Purchased gas adjustment clause recovery	$(76)
Estimated impact of weather on firm sales volume	6
Transportation	2
Other	1
Total decrease in natural gas revenues	$(67)

Natural Gas Margin

(Millions of dollars)	2007 vs. 2006

Estimated impact of weather on firm sales volume	$6
Transportation	2
Other	2
Total increase in natural gas margin	$10

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses - The following summarizes the components of the changes in other operating and maintenance expense for the three months ended March 31:

(Millions of dollars)	2007 vs. 2006

Higher consulting costs	$2
Higher employee benefit costs	2
Higher donation costs	1
Lower information technology costs	(2)
Total	$3

Income Taxes - Income tax expense increased by approximately $10.2 million for the first three months of 2007 compared with the first three months of 2006.  The increase was primarily due to higher pretax income.  The effective tax rate was 26.5 percent for the first three months of 2007, compared with 21.2 percent for the same period in 2006.  The increase in the effective tax rate was primarily due to an increase in the forecasted annual effective tax rate for 2007 as compared to 2006.  The increase in the forecasted annual effective tax rate was primarily due to higher forecasted pretax income for 2007 as compared to 2006.

Regulation

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electric energy sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of PSCo. State and local agencies have jurisdiction over many of PSCo’s activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 4 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) —  The Energy Act repealed the Public Utility Holding Company Act of 1935 effective Feb. 8, 2006. In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act. Since August 2005, the FERC has completed or initiated proceedings to modify its regulations on a number of subjects.  In addition to the previous disclosure in Item 1 of PSCo’s Form 10-K for the year ended Dec. 31, 2006, the FERC issued final rules making certain reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance effective June 1, 2007.

While PSCo cannot predict the ultimate impact the new regulations will have on its operations or financial results, PSCo is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Electric Transmission Rate Regulation — The FERC also regulates the rates charged and terms and conditions for electric transmission services.  FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to a Regional Transmission Organization (RTO). Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates.  PSCo is currently participating with other utilities in the development of WestConnect, which would provide certain regionalized transmission and wholesale energy market functions but would not be an RTO.

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules.  The final rules are effective May 14, 2007.  PSCo will be required to complete several compliance actions.

In addition, in January 2007, the FERC issued interim and proposed rules to modify its 2004 standards of conduct rules for electric and natural gas transmission providers, in response to a 2006 court appeal partially vacating the rules.  The proposed rules would modify the current FERC rules governing the functional separation of the PSCo electric transmission function from the wholesale sales and marketing function.  The proposed rules are pending final FERC action.

While PSCo cannot predict the ultimate impact the new regulations will have on its operations or financial results, PSCo is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Other Regulatory Matters — PSCo

Renewable Energy Standard - The 2007 Colorado legislature adopted an increased Renewable Energy Standard that places additional requirements on PSCo above those called for by Amendment 37.  Under Amendment 37, PSCo was required to generate or purchase electricity from renewable resources equaling at least 10 percent of its retail sales by 2015.  Under the new legislation, PSCo must meet that level by 2011, 15 percent of retail sales by 2015 and 20 percent of retail sales by 2020. The new law limits the incremental retail rate impact from these acquisitions (compared with new non-renewable resources) to 2 percent. The new legislation supplements the existing incentives allowed under Amendment 37 and permits and encourages favorable cost recovery for utility investment in renewable resources, including the use of a rider mechanism and a return on construction work in progress.

Transmission Cost Recovery Legislation - The 2007 Colorado legislature enacted legislation that is intended to encourage investment in transmission infrastructure in Colorado.  The new legislation provides for recovery through a rate rider of all costs a utility incurs in the planning, developing and construction or expansion of transmission facilities and for current recovery through this rider of the utilities weighted average cost of capital on transmission construction work in progress as of the end of the prior calendar year.   This legislation also provides for rate-regulated Colorado utilities to develop plans to construct or expand transmission facilities to transmission constrained zones where new electric generation facilities, including renewable energy facilities, are likely to be located and provides for expedited approvals for such facilities.

2003 Least Cost Plan (LCP) Investigation - In January 2007, PSCo filed its final report on its evaluation of the bids submitted in response to PSCo’s 2005 All Source request for proposal under PSCo’s 2003 LCP with the CPUC.  The final report explained that PSCo was intentionally waiting to fill the remaining 430MW resources needed in 2013 until PSCo’s 2007 LCP and that PSCo was rejecting uneconomic bids received for new coal generation and for renewal of contracts with existing natural gas-fired generators.  On March 1, 2007, the CPUC issued an order requiring PSCo to apply for approval of a 2013 contingency plan.  The CPUC further ordered its staff to prepare for the CPUC’s consideration, a draft complaint to determine whether PSCo had violated any CPUC rules by failing to fill the remaining 2013 resource need.  On April 2, 2007, PSCo filed its 2013 contingency plan, which recommended addressing the remaining 2013 resource need in the 2007 LCP to be filed in October 2007.  PSCo’s contingency plan also listed other options, which PSCo predicts will be less costly than accepting the uneconomic coal and natural gas bids.  The CPUC decided on April 25, 2007 not to issue the draft complaint prepared by its staff. However, the CPUC asked its staff to provide the CPUC with a report that addresses at a minimum, whether PSCo’s negotiations with coal bidders were made in good faith; any specific concerns the staff may have with respect to PSCo’s evaluation of 2013 resources; and what changes to the CPUC rules or practices may be warranted in light of the staff’s conclusions.  It is expected that all interested parties will have an opportunity to comment on the staff’s report.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against PSCo.  After consultation with legal counsel, PSCo has recorded an estimate of the probable cost of settlement or other disposition for such matters.  See Notes 4 and 5 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference.  Reference also is made to Item 3 and Note 12 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 for a description of certain legal proceedings presently pending.  Except as discussed herein, there are no new significant cases to report against PSCo and there have been no notable changes in the previously reported proceedings.

Payne et al. vs. PSCo et al. — In late October 2003, there was a wildfire in Boulder County, Colorado. There was no loss of life, but there was property damage associated with this fire. On Oct. 28, 2005, an action against PSCo relating to this fire was filed in Boulder County District Court. There are 22 plaintiffs, including individuals, the City of Jamestown and two companies, and three co-defendants, including PSCo. Plaintiffs asserted that a tree falling into PSCo distribution lines may have caused the fire.  The matter was ultimately settled in March 2007 and  the settlement did not have a material effect on Xcel Energy’s financial results.

Item 1A. Risk Factors

PSCo’s risk factors are documented in Item 1A of Part I of its 2006 Annual Report on Form 10-K, which is incorporated herein by reference.  There have been no material changes to the risk factors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2007.

Public Service Co. of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer