Form 10-Q
period 2007-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2007-07-30
CIK 81018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

or

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

Large Accelerated Filer ☐                               Accelerated Filer ☐                               Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2007
Common Stock, $0.01 par value	100 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Operating revenues
Electric utility	$638,142	$599,812	$1,274,642	$1,271,931
Natural gas utility	190,157	160,017	706,551	742,918
Steam and other	7,299	7,402	18,096	19,407
Total operating revenues	835,598	767,231	1,999,289	2,034,256

Operating expenses
Electric fuel and purchased power	350,397	350,422	718,130	766,625
Cost of natural gas sold and transported	118,155	92,075	526,510	576,545
Cost of sales — steam and other	2,165	3,660	7,011	11,202
Other operating and maintenance expenses	141,759	134,902	286,114	276,285
Depreciation and amortization	66,894	59,534	131,932	118,520
Taxes (other than income taxes)	21,645	20,245	45,486	44,622
Total operating expenses	701,015	660,838	1,715,183	1,793,799

Operating income	134,583	106,393	284,106	240,457

Interest and other income - net (see Note 9)	1,663	2,325	3,405	3,387
Allowance for funds used during construction - equity	2,697	121	4,742	263

Interest charges and financing costs
Interest charges — includes other financing costs of $1,368, $1,529, $2,750 and $3,038, respectively	32,573	33,931	66,674	68,967
Allowance for funds used during construction — debt	(3,037)	(3,032)	(5,168)	(5,465)
Total interest charges and financing costs	29,536	30,899	61,506	63,502

Income from continuing operations before income taxes	109,407	77,940	230,747	180,605
Income taxes	38,911	27,867	81,692	61,664
Income from continuing operations	70,496	50,073	149,055	118,941
Income (loss) from discontinued operations – net of tax (see Note 3)	(52,040)	2,119	(44,850)	10,098
Net income	$18,456	$52,192	$104,205	$129,039

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)

	Six Months Ended June 30,
	2007	2006
Operating activities
Net income	$104,205	$129,039
Adjustments to reconcile net income to net cash provided by operating activities:
Remove (income)/loss from discontinued operations	44,850	(10,098)
Depreciation and amortization	137,121	124,815
Deferred income taxes	16,261	15,518
Amortization of investment tax credits	(1,962)	(1,974)
Allowance for equity funds used during construction	(4,742)	(263)
Net realized and unrealized hedging and derivative transactions	3,420	(33,641)
Changes in operating assets and liabilities:
Accounts receivable	4,903	148,612
Accrued unbilled revenues	(51,144)	56,921
Inventories	69,661	87,253
Recoverable purchased natural gas and electric energy costs	156,337	210,898
Prepayments and other	5,316	8,770
Accounts payable	(65,095)	(233,645)
Net regulatory assets and liabilities	1,702	(24,128)
Other current liabilities	28,903	(28,272)
Change in other noncurrent assets	(35,443)	8,229
Change in other noncurrent liabilities	(8,519)	(6,155)
Operating cash flows provided by discontinued operations	3,892	4,774
Net cash provided by operating activities	409,666	456,653

Investing activities
Capital/construction expenditures	(330,465)	(268,382)
Allowance for equity funds used during construction	4,742	263
Investments in utility money pool arrangement	(147,100)	—
Repayments from utility money pool arrangement	147,100	—
Other investments	919	2,101
Net cash used in investing activities	(324,804)	(266,018)

Financing activities
Short-term debt repayments, net	(197,850)	(310,604)
Borrowings under utility money pool arrangement	367,800	576,200
Repayments under utility money pool arrangement	(268,800)	(393,600)
Repayment of long-term debt, including reacquisition premiums	(100,691)	(125,668)
Capital contribution from parent	240,176	193,185
Dividends paid to parent	(130,292)	(129,655)
Net cash used in financing activities	(89,657)	(190,142)

Net increase (decrease) in cash and cash equivalents	(4,795)	493
Net increase (decrease) in cash and cash equivalents – discontinued operations	2,747	(997)
Cash and cash equivalents at beginning of period	3,011	2,848
Cash and cash equivalents at end of period	$963	$2,344

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$59,779	$67,095
Cash paid for income taxes (net of refunds received)	39,816	9,491

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$11,798	$6,858

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)

	June 30, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$963	$3,011
Accounts receivable, net of allowance for bad debts of $18,161 and $18,415, respectively	304,382	332,933
Accounts receivable from affiliates	32,269	8,621
Accrued unbilled revenues	250,505	199,361
Recoverable purchased natural gas and electric energy costs	1,490	157,827
Materials and supplies inventories	44,475	43,029
Fuel inventories	36,851	40,997
Natural gas inventories	88,606	155,567
Derivative instruments valuation	49,918	28,111
Deferred income taxes	51,119	47,075
Prepayments and other	10,994	14,284
Current assets of discontinued operations	32,589	52,593
Total current assets	904,161	1,083,409
Property, plant and equipment, at cost:
Electric utility plant	6,504,322	6,409,194
Natural gas utility plant	1,864,463	1,825,560
Common utility and other property	738,362	725,864
Construction work in progress	587,631	429,878
Total property, plant and equipment	9,694,778	9,390,496
Less accumulated depreciation	(3,004,572)	(2,912,233)
Net property, plant and equipment	6,690,206	6,478,263
Other assets:
Regulatory assets	542,022	589,016
Derivative instruments valuation	153,584	161,502
Other investments	10,217	11,136
Other	80,190	45,785
Noncurrent assets of discontinued operations	25,128	15,779
Total other assets	811,141	823,218
Total assets	$8,405,508	$8,384,890
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,406	$101,379
Short-term debt	174,650	372,500
Accounts payable	337,773	385,054
Accounts payable to affiliates	18,909	30,291
Borrowings under utility money pool arrangement	99,000	—
Taxes accrued	63,466	98,662
Dividends payable to parent	65,774	64,778
Derivative instruments valuation	38,674	38,616
Accrued interest	32,512	35,362
Other	137,298	74,381
Current liabilities of discontinued operations	41,410	670
Total current liabilities	1,010,872	1,201,693
Deferred credits and other liabilities:
Deferred income taxes	1,034,030	1,011,591
Deferred investment tax credits	57,073	59,035
Regulatory liabilities	462,360	470,255
Pension and employee benefit obligations	293,997	301,277
Customers advances	277,439	279,011
Derivative instruments valuation	143,968	156,623
Asset retirement obligations	44,099	43,335
Other liabilities	14,310	7,755
Total deferred credits and other liabilities	2,327,276	2,328,882
Commitments and contingent liabilities (see Note 6)
Capitalization:
Long-term debt	1,844,884	1,845,278
Common Stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,651,380	2,411,204
Retained earnings	557,822	585,219
Accumulated other comprehensive income	13,274	12,614
Total common stockholder’s equity	3,222,476	3,009,037
Total liabilities and equity	$8,405,508	$8,384,890

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of PSCo and its subsidiaries as of June 30, 2007, and Dec. 31, 2006; the results of its operations for the three and six months ended June 30, 2007 and 2006; and its cash flows for the six months ended June 30, 2007 and 2006. Due to the seasonality of electric and natural gas sales of PSCo, interim results are not necessarily an appropriate base from which to project annual results.

1. Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

As a result of a settlement in principle and management’s decision to surrender all corporate-owned life insurance (COLI) policies following written acceptance of the offer by the government, all the amounts related to PSR Investments, Inc. (PSRI) have been classified as discontinued operations. See Note 3 and 4 for additional disclosure related to discontinued operations and the proposed COLI settlement. Financial data for PSRI has been presented as discontinued operations as outlined below. The financial statements have been recast for all periods presented herein.

2. Recently Issued Accounting Pronouncements

Fair Value Measurements (Statement of Financial Accounting Standards (SFAS) 157) — In September 2006, the FASB issued SFAS 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. PSCo is evaluating the impact of SFAS 157 on its financial condition and results of operations and does not expect the impact of adoption to be material.

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

3.              Discontinued Operations

PSRI - PSRI, a wholly owned subsidiary of PSCo, owns and manages life insurance policies on some of PSCo’s employees, known as COLI policies. On June 19, 2007, a settlement in principle was reached between Xcel Energy and the Internal Revenue Service (IRS) in regards to PSCo’s COLI policies. As a result of the settlement in principle and management’s decision to surrender the COLI policies when the offer has been accepted in writing by the government, all the amounts related to PSRI have been classified as discontinued operations. See Note 4 for additional disclosure related to the proposed COLI settlement.

Summarized Financial Results of Discontinued Operations

(Thousands of dollars)	PSRI

Three months ended June 30, 2007
Operating revenues	$—
Operating expense, interest and other income, net	47,623
Pretax loss from discontinued operations	(47,623)
Income tax expense	4,417
Net loss from discontinued operations	$(52,040)

Three months ended June 30, 2006
Operating revenues	$—
Operating expense, interest and other income, net	6,849
Pretax loss from discontinued operations	(6,849)
Income tax benefit	(8,968)
Net income from discontinued operations	$2,119

(Thousands of dollars)	PSRI

Six months ended June 30, 2007
Operating revenues	$—
Operating expense, interest and other income, net	52,331
Pretax loss from discontinued operations	(52,331)
Income tax benefit	(7,481)
Net loss from discontinued operations	$(44,850)

Six months ended June 30, 2006
Operating revenues	$—
Operating expense, interest and other income, net	11,953
Pretax loss from discontinued operations	(11,953)
Income tax benefit	(22,051)
Net income from discontinued operations	$10,098

The major classes of assets and liabilities held for sale and related to discontinued operations are as follows:

(Thousands of dollars)	June 30, 2007	Dec. 31, 2006

Cash	$2,747	$—
Accounts receivables, net	2,499	2,576
Deferred income tax benefits	11,160	15,716
Other current assets	16,183	34,301
Current assets held for sale and related to discontinued operations	$32,589	$52,593
Deferred income tax benefits	22,256	7,569
Other noncurrent assets	2,872	8,210
Noncurrent assets held for sale and related to discontinued operations	$25,128	$15,779
Accounts payable	$2,489	$670
Other current liabilities	38,921	—
Current liabilities held for sale and related to discontinued operations	$41,410	$670

4. Income Taxes

COLI — In April 2004, Xcel Energy filed a lawsuit against the U.S. government in the U.S. District Court for the District of Minnesota to establish its right to deduct the interest expense that had accrued during tax years 1993 and 1994 on policy loans related to its COLI policies that insured certain lives of PSCo employees. These policies are owned by PSRI, a wholly owned subsidiary of PSCo.

After Xcel Energy filed this suit, the IRS sent three statutory notices of deficiency of tax, penalty and interest for 1995 through 2002. Xcel Energy has filed U.S. Tax Court petitions challenging those notices. PSRI also continued to take deductions for interest expense on policy loans for subsequent years. The total exposure for the tax years in dispute and through 2007 is approximately $583 million, which includes income tax, interest and potential penalties.

On June 19, 2007 a settlement in principle was reached between Xcel Energy and representatives of the United States Government that would resolve this dispute. The terms of the proposed settlement are as follows:

•                  Xcel Energy would pay the IRS $64.4 million (or approximately $56 million, net, after tax) in full settlement of all of the government’s claims for additional taxes, interest and penalties relating to these COLI plans for tax years 1993-2007.

•                  Xcel Energy would further agree to claim no additional deductions resulting from its COLI plans for any tax year after 2007 and to surrender its policies when the offer has been accepted in writing by the government.

•                  The government would permit Xcel Energy to surrender these policies without incurring any tax liability on any gain from that surrender.

•                  This settlement requires final approval from the IRS and the Department of Justice (DOJ). There is no guarantee that such approvals will be obtained.

•                  Among other things, the settlement process requires Xcel Energy to submit a written settlement offer setting forth the basic terms and for the DOJ Tax Division and the IRS to review that offer before they decide to accept or reject it. Xcel Energy submitted this settlement offer to the government on July 2, 2007.

•                  It is expected that a final decision on the settlement will be reached during Xcel Energy’s third quarter of 2007.

The COLI case was set for trial on July 23, 2007. Because a settlement in principle has been reached, the court has removed this case from the trial calendar.

As a result of the settlement in principle and management’s decision to surrender the COLI policies when the offer has been accepted in writing by the government, Xcel Energy reported earnings from PSRI and the settlement costs as discontinued operations in the second quarter of 2007. See Note 3 for additional disclosure related to discontinued operations.

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued Interpretation FIN 48. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that the company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, PSCo adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

PSCo is a member of the Xcel Energy affiliated group that files consolidated income tax returns. Xcel Energy has been audited by the IRS through tax year 2003, with a limited exception for 2003 research tax credits. The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008. As of June 30, 2007, the IRS had not proposed any material adjustments to tax years 2003 through 2005. The statute of limitations applicable to Xcel Energy’s 2000 through 2002 federal income tax returns expired as of June 30, 2007.

As previously disclosed, Xcel Energy is currently in litigation with the federal government to establish its right to deduct interest expense on COLI policy loans incurred since 1993. Xcel Energy and the IRS have reached a settlement in principle regarding this litigation (see previous discussion of COLI).

PSCo is also currently under examination by the state of Colorado for years 1993 through 1996 and 2000 through 2004. No material adjustments have been proposed as of June 30, 2007. As of June 30, 2007, PSCo’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 1993.

The amount of unrecognized tax benefits was $11.4 million on Jan. 1, 2007 and  $21.5 million (including $12.4 million reported as discontinued operations) on June 30, 2007. These amounts were offset against the tax benefits associated with net operating loss and tax credit carryovers of $7.5 million on Jan. 1, 2007 (including $1.8 million reported as discontinued operations) and $5.8 million on June 30, 2007 (including $2.4 million reported as discontinued operations).

Included in the unrecognized tax benefit balance for continuing operations was $4.5 million and $1.3 million of tax positions on Jan. 1, 2007 and June 30, 2007, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance for continuing operations included $6.9 million and $7.8 million of tax positions on Jan. 1, 2007 and June 30, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The change in the unrecognized tax benefit balance for continuing operations from April 1, 2007 to June 30, 2007, was due to the addition of similar uncertain tax positions relating to second quarter activity, and the resolution of certain federal audit matters. PSCo’s amount of unrecognized tax benefits for continuing operations could significantly change in the next 12 months as the IRS and state tax audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The change in the unrecognized tax benefit balance for discontinued operations from April 1, 2007 to June 30, 2007 was due to the proposed settlement of the COLI litigation. PSCo’s amount of unrecognized tax benefits for discontinued operations could significantly change in the next 12 months as the settlement of the COLI litigation is finalized. This is estimated to reduce the amount of unrecognized tax benefits for discontinued operations by $12.4 million.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material due to net operating loss and tax credit carryovers. The change in the interest expense liability from Jan. 1, 2007, to June 30, 2007, was an increase of $22.9 million (reported as discontinued operations), primarily due to the proposed settlement of the COLI litigation. Penalties of $2.1 million (reported as discontinued operations) were accrued as of June 30, 2007 due to the proposed settlement of the COLI litigation.

5. Rate Matters

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Natural Gas Rate Case — On Dec. 1, 2006, PSCo filed with the CPUC, a request to increase natural gas rates by $41.9 million, representing an overall increase of 2.96 percent, primarily related to capital investments and rising operating costs. The request assumes a common equity ratio of 60.17 percent and a return on equity of 11 percent. The jurisdictional rate base is approximately $1.1 billion.

On June 18, 2007, the CPUC approved a settlement between PSCo, the CPUC staff and the Colorado Office of Consumer Council (OCC), which granted the following:

•                  An annual revenue increase of  $32.3 million, based on a 10.25 percent return on equity and a 60.17 percent equity ratio.

•                  The CPUC modified the partial decoupling mechanism under the settlement to allow PSCo recovery of additional revenues in future years to compensate for the portion of the decline in weather normalized residential use per customer that exceeds the first 1.3 percent in decline in use (to be reflective of 50 percent of the historic average decline in use).

Under the terms of the agreement, parties to the settlement may seek reconsideration of the CPUC’s order, however, PSCo does not plan to seek reconsideration.

6. Commitments and Contingent Liabilities

Except to the extent noted below, the circumstances set forth in Notes 11 and 12 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 and Notes 4 and 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference. The following are unresolved contingencies that are material to PSCo’s financial position.

Operating Leases — In May 2007, PSCo commenced a purchased power agreement that is being accounted for as an operating lease in accordance with Emerging Issues Task Force 01-8, Determining Whether an Arrangement Contains a Lease. The 20-year agreement calls for capacity payments of $10.6 million, $16.1 million, $16.4 million $16.7 million, $17.1 million and $312.3 million for 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

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

Estimates are revised as facts become known. At June 30, 2007, the liability for the cost of remediating these sites was estimated to be $1.9 million, of which $0.7 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

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

In November 2006, PSCo filed a natural gas rate case with the CPUC requesting recovery of additional clean-up costs at the Fort Collins MGP site spent through September 2006, plus unrecovered amounts previously authorized from the last rate case, which amounted to $10.8 million to be amortized over four years. In June 2007, PSCo entered into a settlement agreement that included recovery of the full $10.8 million, but with a five year amortization period. The CPUC approved the agreement on June 18, 2007. The total amount to be recovered from customers is $13.1 million.

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

The EPA requires states to develop implementation plans to comply with BART by December 2007. States are required to identify the facilities that will have to reduce sulfur dioxide (SO2), NOx, and particulate matter emissions under BART and then set BART emissions limits for those facilities. On May 30, 2006, the Colorado Air Quality Control Commission promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate and maintain BART technology or an approved BART alternative to make reasonable progress toward meeting the national visibility goal. On Aug. 1, 2006, PSCo submitted its BART alternatives analysis to the Colorado Air Pollution Control Division (CAPCD). As set forth in its analysis, PSCo estimates that implementation of the BART alternatives will cost approximately $211 million in capital costs, which includes approximately $62 million in environmental upgrades for the existing Comanche Station project, which are included in the capital budget. PSCo expects the cost of any required capital investment will be recoverable from customers. Emissions controls are expected to be installed between 2011 and 2014. The CAPCD expects to finalize the regional haze state implementation plan in late 2007 for submittal to the EPA in 2008. BART emission controls associated with the plan must be installed within five years of EPA approval. On June 4, 2007, the CAPCD approved PSCo’s BART analysis and requested public comment on its BART determination and  PSCo’s BART permits. The comment period expires July 28, 2007, after which the CAPCD will either grant, deny, or grant with conditions PSCo’s BART permits.

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time. PSCo continues to evaluate the strategy for complying with CAMR. In February 2007, the Colorado Air Quality Control Commission passed a mercury rule to implement CAMR in Colorado . The rule was based on a negotiated rule that was agreed upon by participating environmental groups, utilities, local government coalitions, and the CAPCD. The rule requires mercury emission controls capable of achieving 80 percent capture be installed at Pawnee Station in 2012 and all other Colorado units by 2014. PSCo is in the process of installing mercury monitors on seven Colorado units at an estimated aggregate cost of approximately $2.6 million. PSCo is evaluating the mercury emission controls required to meet the new rule and is currently unable to provide a capital cost estimate. The EPA has expressed concerns with allowance restrictions after reviewing the Colorado mercury rule.

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

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions. Although PSCo is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on PSCo. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or natural gas-fired power plants. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and four other utility companies filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the judge granted the defendants’ motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals. On June 21, 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief informing the Second Circuit Court of Appeals of their views about the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 ( April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the Clean Air Act. In response to the request of the Second Circuit Court of Appeals, the defendant utilities filed a letter brief on July 6, 2007, stating the position that the United States Supreme Court’s decision supports the arguments raised by them on appeal. It is unknown when the Second Circuit Court of Appeals will rule on the appeal.

Comanche 3 Permit Litigation - On Aug. 4, 2005, Citizens for Clean Air and Water in Pueblo and Southern Colorado and Clean Energy Action filed a complaint against the Colorado Air Pollution Control Division alleging that the Division improperly granted permits to PSCo under Colorado’s Prevention of Significant Deterioration program for the construction and operation of Comanche 3. PSCo intervened in the case. On June 20, 2006, the court ruled in PSCo’s favor and held that the Comanche 3 permits had been properly granted and plaintiffs’ claims to the contrary were without merit. Plaintiffs have appealed this decision. On Nov. 22, 2006, plaintiffs filed their opening briefs. PSCo’s response was filed Dec. 22, 2006. The Colorado Court of Appeals is expected to rule on the appeal in 2007.

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court for the Southern District of Mississippi. Although PSCo is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on PSCo. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety. Oral arguments related to some of the defenses raised by the defendants, including Xcel Energy, have been set for Aug. 30, 2007.

Qwest vs. Xcel Energy Inc. - On June 24, 2004, an employee of PSCo was injured when a pole owned by Qwest malfunctioned. The employee is seeking damages of approximately  $7 million. On Sept. 6, 2005, an action against Qwest relating to the incident was filed in Denver District Court by the employee. On April 18, 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo. Pursuant to this agreement, Qwest has asserted that PSCo had an affirmative duty to properly train and instruct its employees on pole safety, including testing the pole for soundness before climbing. PSCo filed a counterclaim on May 15, 2006, against Qwest asserting Qwest had a duty to PSCo and an obligation under the contract to maintain its poles in a safe and serviceable condition. On May 14, 2007 this matter went to trial. The trial concluded on May 22, 2007 with a jury verdict that found Qwest solely liable for the accident and damages. Qwest has filed post –trial motions and has indicated that, if the motions are unsuccessful, it will appeal the verdict.

Payne et al. vs. PSCo et al. — In late October 2003, there was a wildfire in Boulder County, Colorado. There was no loss of life, but there was property damage associated with this fire. On Oct. 28, 2005, an action against PSCo relating to this fire was filed in Boulder County District Court. There are 22 plaintiffs, including individuals, the City of Jamestown and two companies, and three co-defendants, including PSCo. Plaintiffs asserted that a tree falling into PSCo distribution lines may have caused the fire. The matter was ultimately settled in March 2007 and the settlement did not have a material effect on PSCo’s financial results.

Other Contingencies

•          Tax Matters — See Note 4 to the consolidated financial statements for discussion of exposures regarding the tax deductibility of COLI.

7. Short-Term Borrowings and Other Financing Instruments

As of June 30, 2007, PSCo had $174.7 million of short-term debt outstanding at a weighted average interest rate of 5.41 percent and $99.0 million of utility money pool borrowings at a weighted average interest rate of 5.40 percent.

During the third quarter of 2007, PSCo anticipates issuing up to $350 million of long-term debt securities to refinance a prior debt maturity and to fund capital expenditures.

8. Derivative Valuation and Financial Impacts

PSCo uses derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options. All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS 133 -“Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), are recorded at fair value. The presentation of the fair value for these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance.

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

As of June 30, 2007, PSCo had various commodity-related contracts classified as cash flow hedges extending through December 2009. The fair value of these cash flow hedges is deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place.  This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

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

As of June 30, 2007, PSCo had net gains of approximately $1.7 million in Accumulated Other Comprehensive Income related to interest rate cash flow hedge contracts that it expects to recognize in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenues, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. PSCo is allowed to recover in electric or gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was immaterial ineffectiveness in the second quarter of 2007.

The impact of qualifying cash flow hedges on PSCo’s Accumulated Other Comprehensive Income, included as a component of stockholder’s equity, is detailed in the following table:

	Six Months Ended
(Millions of Dollars)	June 30, 2007	June 30, 2006
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$12.6	$14.2
After-tax net unrealized gains related to derivatives accounted for as hedges	1.4	—
After-tax net realized gains on derivative transactions reclassified into earnings	(0.7)	(0.7)
Accumulated other comprehensive income related to cash flow hedges at June 30	$13.3	$13.5

Derivatives Not Qualifying for Hedge Accounting

PSCo enters into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS 133 and are recorded on a net basis within Operating Revenues on the Consolidated Statements of Income.

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

9. Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2007	2006	2007	2006

Interest income	$1,351	$983	$2,743	$1,981
Other nonoperating income	494	1,669	996	2,500
Other nonoperating expense	(182)	(327)	(334)	(1,094)
Total interest and other income, net	$1,663	$2,325	$3,405	$3,387

10. Segment Information

PSCo has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2007
Revenues from:
External customers	$638,142	$190,157	$7,299	$—	$835,598
Internal customers	71	3	—	(74)	—
Total revenue	$638,213	$190,160	$7,299	$(74)	$835,598
Income from continuing operations	$59,025	$8,809	$2,662	$—	$70,496

Three months ended June 30, 2006
Revenues from:
External customers	$599,812	$160,017	$7,402	$—	$767,231
Internal customers	57	19	—	(76)	—
Total revenue	$599,869	$160,036	$7,402	$(76)	$767,231
Income from continuing operations	$39,980	$7,456	$2,637	$—	$50,073

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2007
Revenues from:
External customers	$1,274,642	$706,551	$18,096	$—	$1,999,289
Internal customers	157	53	—	(210)	—
Total revenue	$1,274,799	$706,604	$18,096	$(210)	$1,999,289
Income from continuing operations	$106,427	$40,557	$2,071	$—	$149,055

Six months ended June 30, 2006
Revenues from:
External customers	$1,271,931	$742,918	$19,407	$—	$2,034,256
Internal customers	120	56	—	(176)	—
Total revenue	$1,272,051	$742,974	$19,407	$(176)	$2,034,256
Income (loss) from continuing operations	$86,233	$34,108	$(1,400)	$—	$118,941

11. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2007	2006	2007	2006
Net income	$18.5	$52.2	$104.2	$129.0
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 8)	0.9	1.6	1.4	—
After-tax net realized gains on derivative transactions reclassified into earnings (see Note 8)	(0.3)	(1.9)	(0.7)	(0.7)
Other comprehensive income	0.6	(0.3)	0.7	(0.7)
Comprehensive income	$19.1	$51.9	$104.9	$128.3

12. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost

	Three months ended June 30,
	2007	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$14,555	$14,380	$1,205	$1,479
Interest cost	43,028	38,197	11,635	13,287
Expected return on plan assets	(66,525)	(67,551)	(7,582)	(7,110)
Amortization of transition obligation	—	—	3,677	3,577
Amortization of prior service cost (credit)	6,487	7,421	(545)	(545)
Amortization of net loss	4,555	4,165	2,106	5,875
Net periodic benefit cost (credit)	2,100	(3,388)	10,496	16,563
Credits not recognized due to the effects of regulation	2,894	3,893	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$4,994	$505	$11,469	$17,536

PSCo
Net periodic benefit cost	$5,229	$4,196	$5,532	$9,041
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$5,229	$4,196	$6,505	$10,014

	Six months ended June 30,
	2007	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$31,040	$30,814	$2,906	$3,316
Interest cost	82,626	77,706	25,238	26,470
Expected return on plan assets	(132,416)	(134,032)	(15,200)	(13,378)
Amortization of transition obligation	—	—	7,288	7,222
Amortization of prior service cost (credit)	12,974	14,848	(1,090)	(1,090)
Amortization of net loss	8,422	8,676	7,100	12,398
Net periodic benefit cost (credit)	2,646	(1,988)	26,242	34,938
Credits not recognized due to the effects of regulation	5,574	6,318	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost recognized for financial reporting	$8,220	$4,330	$28,188	$36,884

PSCo
Net periodic benefit cost	$9,560	$9,333	$14,331	$19,988
Additional cost recognized due to the effects of regulation	—	—	1,946	1,945
Net benefit cost recognized for financial reporting	$9,560	$9,333	$16,277	$21,933

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of PSCo to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims, including the COLI settlement discussed below; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2007.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2006. Commodity price and interest rate risks for PSCo are mitigated due to cost-based rate regulation. At June 30, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006.

Management Changes

On May 31, 2007, Patricia K. Vincent, chief executive officer and president of PSCo, announced her resignation, effective June 5, 2007. Ms. Vincent was a named executive officer of Xcel Energy Inc. in its most recent proxy statement of April 18, 2007.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $104.2 million for the first six months of 2007, compared with approximately $129.0 million for the first six months of 2006. Discontinued operations include PSRI due to a settlement in principle and management’s decision to surrender all COLI policies when the offer has been accepted in writing by the government.

See Note 3 to the consolidated financial statements for a further discussion of discontinued operations.

Electric Utility, Short-term Wholesale and Commodity Trading Margins

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power. Due to fuel and purchased energy cost-recovery mechanisms for customers, most fluctuations in these costs do not materially affect electric utility margin.

PSCo has two distinct forms of wholesale sales: short-term wholesale and commodity trading. Short-term wholesale refers to energy-related purchases and sales activity and the use of certain financial instruments associated with the fuel required for, and energy produced from, PSCo’s generation assets or the energy and capacity purchased to serve native load. Commodity trading is not associated with PSCo’s generation assets or the energy and capacity purchased to serve native load. Short-term wholesale and commodity trading activities are considered part of the electric utility segment.

Margins from commodity trading activity conducted at PSCo are partially redistributed to Northern States Power Co., a Minnesota corporation (NSP-Minnesota) and Southwestern Public Service Co., a New Mexico corporation (SPS), both wholly owned subsidiaries of Xcel Energy, pursuant to the joint operating agreement (JOA) approved by the FERC. Margins received pursuant to the JOA are reflected as part of base electric utility revenues. Short-term wholesale and commodity trading margins reflect the impact of regulatory sharing, if applicable. Commodity trading revenues are reported net of related costs (i.e., on a margin basis) in the Consolidated Statements of Income. Commodity trading costs include fuel, purchased power, transmission, broker fees and other related costs. Short-term wholesale and commodity trading margins reflect the estimated impact of regulatory sharing of margins, if applicable.

The following table details base electric utility, short-term wholesale and commodity trading revenues and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total

Six months ended June 30, 2007
Electric utility revenues (excluding commodity trading)	$1,254	$22	$—	$1,276
Electric fuel and purchased power	(700)	(18)	—	(718)
Commodity trading revenues	—	—	82	82
Commodity trading costs	—	—	(83)	(83)
Gross margin before operating expenses	$554	$4	$(1)	$557
Margin as a percentage of revenues	44.2%	18.2%	(1.2)%	41.0%

Six months ended June 30, 2006
Electric utility revenues (excluding commodity trading)	$1,254	$13	$—	$1,267
Electric fuel and purchased power	(755)	(12)	—	(767)
Commodity trading revenues	—	—	282	282
Commodity trading costs	—	—	(277)	(277)
Gross margin before operating expenses	$499	$1	$5	$505
Margin as a percentage of revenues	39.8%	7.7%	1.8%	32.6%

The following summarizes the components of the changes in base electric revenues and base electric margin for the six months ended June 30:

Base Electric Revenues

(Millions of dollars)	2007 vs. 2006

Purchased power and fuel cost recovery	$(62)
Retail rate increase	54
Sales growth (excluding weather impact)	11
Transmission revenue	5
Estimated impact of weather	(4)
Sales mix and other	(4)
Total change in base electric revenues	$—

Base Electric Margin

(Millions of dollars)	2007 vs. 2006

Retail rate increase	$54
Sales growth (excluding weather impact)	11
Transmission revenue	5
Purchased power and fuel cost recovery	(10)
Estimated impact of weather	(4)
Sales mix and other	(1)
Total increase in base electric margin	$55

Natural Gas Utility Margin

The following table details the change in natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. PSCo has a gas cost adjustment mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of natural gas purchased for resale and adjusts revenues to reflect such changes in costs upon request by PSCo. Therefore, fluctuations in the cost of natural gas have little effect on natural gas margin.

	Six Months ended June 30,
(Millions of dollars)	2007	2006

Natural gas utility revenues	$707	$743
Cost of natural gas sold and transported	(527)	(577)
Natural gas utility margin	$180	$166

The following summarizes the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of dollars)	2007 vs. 2006

Purchased gas adjustment clause recovery	$(51)
Estimated impact of weather on firm sales volume	9
Sales mix	2
Transport and other	4
Total decrease in natural gas revenues	$(36)

Natural Gas Margin

(Millions of dollars)	2007 vs. 2006

Estimated impact of weather on firm sales volume	$9
Sales mix	2
Transport and other	3
Total increase in natural gas margin	$14

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses - The following summarizes the components of the changes in other operating and maintenance expense for the six months ended June 30:

(Millions of dollars)	2007 vs. 2006

Higher donation costs	$5
Higher labor costs	4
Higher consulting costs	3
Higher material costs	2
Lower employee benefit costs	(4)
Total	$10

Income Taxes - Income tax expense for continuing operations increased by approximately $20.0 million for the first six months of 2007 compared with the first six months of 2006. The increase was primarily due to higher pretax income. The effective tax rate for continuing operations was 35.4 percent for the first six months of 2007, compared with 34.1 percent for the same period in 2006. The lower effective tax for the first six months of 2006 was primarily due to the resolution of various audit issues in 2006. Excluding these benefits, the effective tax rate for the first six months of 2006 would have been 35.1 percent.

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

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) —  The Energy Act repealed the Public Utility Holding Company Act of 1935 effective Feb. 8, 2006. In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act. Since August 2005, the FERC has completed or initiated proceedings to modify its regulations on a number of subjects. In addition to the previous disclosure in Item 1 of PSCo’s Form 10-K for the year ended Dec. 31, 2006, the FERC issued final rules making certain reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance effective June 18, 2007.

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

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules. PSCo submitted the initial required revisions to its Open Access Transmission Tariff (OATT) on July 13, 2007, as required.

In addition, in January 2007, the FERC issued interim and proposed rules to modify the current FERC rules governing the functional separation of the PSCo electric transmission function from the wholesale sales and marketing function. The proposed rules are pending final FERC action.

While PSCo cannot predict the ultimate impact the new regulations will have on its operations or financial results, PSCo is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Market Based Rate Rules — On June 21, 2007, the FERC issued a final order amending its regulations governing its market-based rate authorizations to electric utilities such as PSCo. The FERC reemphasized its commitment to market-based pricing, but is revising the tests it’s using to assess whether a utility has market power and has emphasized that it intends to exercise greater oversight where it has market-based rate authorizations. PSCo has been granted market-based rate authority and will be subject to the new rule. PSCo is presently analyzing the new rule.

An aspect of FERC’s market-based rate requirements is the requirement to charge mitigated rates in markets where a utility is found to have market power or where a utility cannot establish the absence of market power. PSCo s been authorized by the FERC to charge market-based rates outside of their control areas, but is generally limited to charging mitigated rates within their control areas. Consistent with the approach followed by many other utilities subject to the FERC’s mitigation requirement, PSCo uses cost-based rate caps set out in the Western Systems Power Pool (WSPP) agreement as their applicable mitigated rates, an approach expressly approved by the FERC. However, concurrently with the issuance of the final order, the FERC initiated a proceeding to investigate whether the use of the WSPP rate caps for this purpose is just and reasonable. An outcome of this proceeding may be to lower the mitigated rates that PSCo may charge in their control areas.

Other Regulatory Matters — PSCo

Renewable Energy Standard - The 2007 Colorado legislature adopted an increased Renewable Energy Standard that requires PSCo to generate or purchase electricity from renewable resources equaling at least 10 percent of its retail sales by 2010, 15 percent of retail sales by 2015 and 20 percent of retail sales by 2020. The new law limits the incremental retail rate impact from these acquisitions to 2 percent. The new legislation encourages favorable cost recovery for utility investment in renewable resources, including the use of a rider mechanism and a return on construction work in progress.

Transmission Cost Recovery Legislation - The 2007 Colorado legislature enacted legislation that is intended to encourage investment in transmission infrastructure in Colorado. The new legislation provides for recovery through a rate rider of all costs a utility incurs in the planning, developing and construction or expansion of transmission facilities and for current recovery through this rider of the utilities weighted average cost of capital on transmission construction work in progress as of the end of the prior year. This legislation also provides for rate-regulated Colorado utilities to develop plans to construct or expand transmission facilities to transmission constrained zones where new electric generation facilities, including renewable energy facilities, are likely to be located and provides for expedited approvals for such facilities.

2003 Least Cost Plan (LCP) Investigation - In January 2007, PSCo filed with the CPUC its final report on its evaluation of the bids submitted in response to PSCo’s 2005 All Source request for proposal under PSCo’s 2003 LCP. In the report, PSCo stated it intended to negotiate extensions to power purchase agreements for the output from three existing gas-fired facilities for a total of 465 MW of the 896 MW needed for 2013. The final report explained that PSCo was intentionally waiting to fill the remaining 430MW resources needed in 2013 until PSCo’s 2007 LCP and that PSCo was rejecting uneconomic bids received for new coal generation and for renewal of contracts with existing natural gas-fired generators.

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

On April 25, 2007, the CPUC asked its staff to provide the CPUC with a report that addresses at a minimum, whether the PSCo’s negotiations with coal bidders were made in good faith; any specific concerns the staff may have with respect to PSCo’s evaluation of 2013 resources; and what changes to the CPUC rules or practices may be warranted in light of the staff’s conclusions.

The CPUC staff filed a report, which argues that the PSCo should have made more concessions to the coal bidders in contract negotiations and PSCo’s conclusion that the coal bids were not economic was based upon flawed modeling. The CPUC staff recommends changes to the LCP rules that would require model contracts to be approved by the CPUC as part of the upfront LCP process and would require the CPUC to use an independent evaluator to identify the utility’s least cost resource portfolio. Staff further recommends restrictions on resource modeling practices and assumptions and on utility actions that depart from an approved resource plan.

On May 25, 2007, PSCo amended its 2013 contingency plan to include amendments to two power purchase agreements with Tri-State Generation and Transmission Association, Inc. under which PSCo would return Tri-State generation capacity currently under contract to PSCo in the years 2009 through 2012 and then recapture that capacity in the years 2013 through 2015. PSCo explained this capacity swap would save PSCo an estimated $49 million on a net present value basis. PSCo still would meet the remaining 2013 need through its 2007 LCP. The CPUC held hearings on the PSCo 2013 contingency plan on July 9, 2007. The PSCo contingency plan was opposed by the CPUC trial staff and by a intervenor, but was supported by the Colorado Office of Consumer Counsel. The opponents have asked for all 2013 resource acquisition decisions to be deferred to the 2007 LCP. A CPUC decision is not expected until mid-August 2007.

On July 3, 2007, the CPUC issued an order soliciting comments to determine whether the LCP Rules need to be changed on an emergency basis to govern utility filings in October 2007. PSCo filed comments responding to this order suggesting the LCP rules require revisions, but not the revisions suggested by the CPUC staff which include the recommendation of using an independent evaluator to assess all bids. CPUC action, if any, to issue emergency changes to the LCP rules is expected to occur in August 2007.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against PSCo. After consultation with legal counsel, PSCo has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 4 and 6 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 12 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2006 for a description of certain legal proceedings presently pending.

Item 1A. Risk Factors

PSCo’s risk factors are documented in Item 1A of Part I of its 2006 Annual Report on Form 10-K, which is incorporated herein by reference. As a result of developments in our business since the filing of 2006 Annual Report on Form 10-K, we are providing below an update of the risk factor relating to COLI.

PSCo has received a notice from the IRS proposing to disallow certain interest expense deductions that PSCo claimed under a COLI policy. We have reached a settlement in principle. Should a settlement not be approved and the IRS ultimately prevails on this issue, our liquidity position and financial results could be materially adversely affected.

Our wholly owned subsidiary PSRI owns and manages permanent life insurance policies on some of our employees, known as COLI. At various times, borrowings have been made against the cash values of these COLI policies and deductions taken on the interest expense on these borrowings. The IRS has challenged the deductibility of such interest expense deductions and has disallowed the deductions taken in tax years 1993 through 1999.

In April 2004, Xcel Energy filed a lawsuit against the U.S. government in the U.S. District Court for the District of Minnesota to establish its right to deduct the interest expense that had accrued during tax years 1993 and 1994 on policy loans related to its COLI policies that insured certain lives of PSCo employees. These policies are owned by PSRI, a wholly owned subsidiary of PSCo.

After Xcel Energy filed this suit, the IRS sent three statutory notices of deficiency of tax, penalty and interest for 1995 through 2002. Xcel Energy has filed U.S. Tax Court petitions challenging those notices. PSRI also continued to take deductions for interest expense on policy loans for subsequent years. The total exposure for the tax years in dispute and through 2007 is approximately $583 million, which includes income tax, interest and potential penalties.

On June 19, 2007, a settlement in principle was reached between Xcel Energy and representatives of the United States Government that would resolve this dispute. The terms of the proposed settlement are as follows:

•                  Xcel Energy would pay the IRS $64.4 million (or approximately $56 million, net, after tax) in full settlement of all of the government’s claims for additional taxes, interest and penalties relating to these COLI plans for tax years 1993-2007.

•                  Xcel Energy would further agree to claim no additional deductions resulting from its COLI plans for any tax year after 2007 and to surrender its policies when the offer has been accepted in writing by the government.

•                  The government would permit Xcel Energy to surrender these policies without incurring any tax liability on any gain from that surrender.

•                  This settlement requires final approval from the IRS and the Department of Justice (DOJ). There is no guarantee that such approvals will be obtained.

•                  Among other things, the settlement process requires Xcel Energy to submit a written settlement offer setting forth the basic terms and for the DOJ Tax Division and the IRS to review that offer before they decide to accept or reject it. Xcel Energy submitted this settlement offer to the government on July 2, 2007.

•                  It is expected that a final decision on the settlement will be reached during Xcel Energy’s third quarter of 2007.

Should the settlement not be approved and the IRS ultimately prevails, tax and interest payable through June 30, 2007, would reduce earnings by an estimated $450 million. Xcel Energy had received formal notification that the IRS would seek penalties. If penalties (plus associated interest) also are included, the total estimated exposure through June 30, 2007, is estimated to be approximately $538 million.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on July 30, 2007.

Public Service Co. of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer