Form 10-Q
period 2007-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2007-10-29
CIK 81018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

or

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

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 29, 2007
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

Table of Contents

PART I - FINANCIAL INFORMATION

Item l.	Financial Statements (Unaudited)
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4	Controls and Procedures

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 6.	Exhibits

SIGNATURES

Certifications Pursuant to Section 302
Certifications Pursuant to Section 906
Statement Pursuant to Private Litigation

This Form 10-Q is filed by Public Service Co. of Colorado (PSCo). PSCo is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007	2006	2007	2006
Operating revenues
Electric utility	$669,598	$644,445	$1,944,240	$1,916,376
Natural gas utility	104,930	142,422	811,481	885,340
Steam and other	6,733	6,857	24,829	26,264
Total operating revenues	781,261	793,724	2,780,550	2,827,980

Operating expenses
Electric fuel and purchased power	340,270	391,011	1,058,400	1,157,636
Cost of natural gas sold and transported	35,576	78,062	562,086	654,607
Cost of sales — steam and other	2,670	3,203	9,681	14,405
Other operating and maintenance expenses	143,287	139,350	429,401	415,635
Depreciation and amortization	66,377	61,375	198,309	179,895
Taxes (other than income taxes)	19,735	20,081	65,221	64,703
Total operating expenses	607,915	693,082	2,323,098	2,486,881

Operating income	173,346	100,642	457,452	341,099

Interest and other income (expense) - net (see Note 9)	3,690	(610)	7,095	2,777
Allowance for funds used during construction - equity	3,965	1,052	8,707	1,315

Interest charges and financing costs
Interest charges — includes other financing costs of $1,411, $1,509, $4,161 and $4,547, respectively	34,318	32,952	100,992	101,919
Allowance for funds used during construction — debt	(3,496)	(3,840)	(8,664)	(9,305)
Total interest charges and financing costs	30,822	29,112	92,328	92,614

Income from continuing operations before income taxes	150,179	71,972	380,926	252,577
Income taxes	49,256	29,192	130,948	90,856
Income from continuing operations	100,923	42,780	249,978	161,721
Income (loss) from discontinued operations – net of tax (see Note 3)	5,272	4,578	(39,578)	14,676
Net income	$106,195	$47,358	$210,400	$176,397

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)

	Nine Months Ended Sept. 30,
	2007	2006
Operating activities
Net income	$210,400	$176,397
Adjustments to reconcile net income to net cash provided by operating activities:
Remove loss (income) from discontinued operations	39,578	(14,676)
Depreciation and amortization	206,107	190,859
Deferred income taxes	62,160	58,822
Amortization of investment tax credits	(2,943)	(2,962)
Allowance for equity funds used during construction	(8,707)	(1,315)
Net realized and unrealized hedging and derivative transactions	(13,643)	(58,220)
Changes in operating assets and liabilities:
Accounts receivable	57,922	152,982
Accrued unbilled revenues	(8,231)	65,883
Inventories	17,239	19,685
Recoverable purchased natural gas and electric energy costs	136,080	212,713
Prepayments and other	186	3,147
Accounts payable	(96,689)	(261,802)
Net regulatory assets and liabilities	572	(39,151)
Other current liabilities	(6,710)	8,244
Change in other noncurrent assets	10,236	2,860
Change in other noncurrent liabilities	(48,118)	(8,331)
Operating cash flows provided by discontinued operations	28,947	21,842
Net cash provided by operating activities	584,386	526,977

Investing activities
Capital/construction expenditures	(491,770)	(399,924)
Allowance for equity funds used during construction	8,707	1,315
Investments in utility money pool arrangement	(494,700)	—
Receipts from utility money pool arrangement	494,700	—
Restricted cash	(8,639)	(3,200)
Other investments	—	1,269
Net cash used in investing activities	(491,702)	(400,540)

Financing activities
Short-term debt repayments - net	(372,500)	(98,604)
Proceeds from issuance of long-term debt	343,756	—
Borrowings under utility money pool arrangement	475,500	934,800
Repayments under utility money pool arrangement	(475,500)	(902,400)
Repayment of long-term debt, including reacquisition premiums	(101,031)	(125,997)
Capital contribution from parent	330,176	193,185
Dividends paid to parent	(196,066)	(129,655)
Net cash provided by (used in) financing activities	4,335	(128,671)

Net increase (decrease) in cash and cash equivalents	97,019	(2,234)
Net increase (decrease) in cash and cash equivalents – discontinued operations	40	(37)
Cash and cash equivalents at beginning of period	3,011	2,848
Cash and cash equivalents at end of period	$100,070	$577

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$34,374	$86,441
Cash paid for income taxes (net of refunds received)	41,939	30,395

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$29,265	$7,774

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)

	Sept. 30, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$100,070	$3,011
Accounts receivable, net of allowance for bad debts of $19,760 and $18,415, respectively	269,557	332,933
Accounts receivable from affiliates	14,075	8,621
Accrued unbilled revenues	207,592	199,361
Recoverable purchased natural gas and electric energy costs	21,747	157,827
Materials and supplies inventories	45,326	43,029
Fuel inventories	41,827	40,997
Natural gas inventories	135,201	155,567
Derivative instruments valuation	36,337	28,111
Deferred income taxes	28,966	47,075
Prepayments and other	13,933	14,284
Current assets of discontinued operations	22,126	52,593
Total current assets	936,757	1,083,409
Property, plant and equipment, at cost:
Electric utility plant	6,548,891	6,409,194
Natural gas utility plant	1,877,749	1,825,560
Common utility and other property	724,994	725,864
Construction work in progress	690,261	429,878
Total property, plant and equipment	9,841,895	9,390,496
Less accumulated depreciation	(3,032,148)	(2,912,233)
Net property, plant and equipment	6,809,747	6,478,263
Other assets:
Regulatory assets	588,108	589,016
Derivative instruments valuation	146,403	161,502
Other investments	19,941	11,136
Other	38,630	45,785
Noncurrent assets of discontinued operations	14,363	15,779
Total other assets	807,445	823,218
Total assets	$8,553,949	$8,384,890
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,425	$101,379
Short-term debt	—	372,500
Accounts payable	314,911	385,054
Accounts payable to affiliates	27,764	30,291
Taxes accrued	62,813	98,662
Dividends payable to parent	67,792	64,778
Derivative instruments valuation	44,690	38,616
Accrued interest	46,289	35,362
Other	88,210	74,381
Current liabilities of discontinued operations	37,257	670
Total current liabilities	691,151	1,201,693
Deferred credits and other liabilities:
Deferred income taxes	1,061,633	1,011,591
Deferred investment tax credits	56,092	59,035
Regulatory liabilities	473,970	470,255
Pension and employee benefit obligations	256,115	301,277
Customers advances	278,390	279,011
Derivative instruments valuation	137,044	156,623
Asset retirement obligations	44,487	43,335
Other liabilities	13,006	7,755
Total deferred credits and other liabilities	2,320,737	2,328,882
Commitments and contingent liabilities (see Note 6)
Capitalization:
Long-term debt	2,191,824	1,845,278
Common Stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,741,380	2,411,204
Retained earnings	596,225	585,219
Accumulated other comprehensive income	12,632	12,614
Total common stockholder’s equity	3,350,237	3,009,037
Total liabilities and equity	$8,553,949	$8,384,890

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of PSCo and its subsidiaries as of Sept. 30, 2007, and Dec. 31, 2006; the results of its operations for the three and nine months ended Sept. 30, 2007 and 2006; and its cash flows for the nine months ended Sept. 30, 2007 and 2006. Due to the seasonality of electric and natural gas sales of PSCo, interim results are not necessarily an appropriate base from which to project annual results.

On Aug. 8, 2007, PSCo filed a Current Report on form 8-K to update historical financial information included in PSCo’s Annual Report on form 10-K for the year ended Dec. 31, 2006 to present PSR Investments, Inc. (PSRI), a wholly-owned subsidiary of PSCo, as a discontinued operation.

1. Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in PSCo’s Current Report on Form 8-K filed on Aug. 8, 2007 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

As a result of a settlement in principle with the United States government and management’s decision to surrender all corporate-owned life insurance (COLI) policies following written acceptance of the offer by the government, all the amounts related to PSRI have been classified as discontinued operations. See Note 3 and 4 for additional disclosure related to discontinued operations and the COLI settlement. Financial data for PSRI has been presented as discontinued operations as outlined in Note 3. The financial statements have been recast for all periods presented herein.

2. Recently Issued Accounting Pronouncements

Fair Value Measurements (Statement of Financial Accounting Standards (SFAS) 157) — In September 2006, the FASB issued SFAS 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007. PSCo is evaluating the impact of SFAS 157 on its financial condition and results of operations.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS 159) —  In February 2007, the FASB issued SFAS 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007. PSCo is evaluating the impact of SFAS 159 on its financial condition and results of operations.

3. Discontinued Operations

PSRI, a wholly owned subsidiary of PSCo, owns and manages life insurance policies on some of PSCo’s employees, known as COLI policies. On June 19, 2007, a settlement in principle was reached between Xcel Energy and the Internal Revenue Service (IRS) in regards to the tax deductibility of interest expense associated with PSCo’s COLI policies. PSCo started to report earnings from PSRI and the settlement costs as discontinued operations in the second quarter of 2007, as a result of the settlement in principle and management’s decision to surrender the COLI policies, following acceptance in writing of the offer by the government.

On Sept. 20, 2007, Xcel Energy submitted its formal offer in compromise to settle the dispute relating to the proper tax treatment of the COLI policies beginning with tax year 1993 and for all years thereafter. On Sept. 21, 2007, the United States accepted the terms of that settlement offer. The terms of the final settlement are essentially the same as the settlement in principle reached on June 19, 2007. The government’s letter terminates the tax litigation pending between the parties for tax years 1993-2002 and also specifies the agreed tax treatment for certain aspects of those policies for subsequent tax years. See Note 4 for additional disclosure related to the COLI settlement.

Summarized Financial Results of Discontinued Operations

(Thousands of dollars)	PSRI

Three months ended Sept. 30, 2007
Operating revenues	$—
Operating expense, interest and other income, net	6,579
Pretax loss from discontinued operations	(6,579)
Income tax benefit	(11,851)
Net income from discontinued operations	$5,272

Three months ended Sept. 30, 2006
Operating revenues	$—
Operating expense, interest and other income, net	4,571
Pretax loss from discontinued operations	(4,571)
Income tax benefit	(9,149)
Net income from discontinued operations	$4,578

(Thousands of dollars)	PSRI

Nine months ended Sept. 30, 2007
Operating revenues	$—
Operating expense, interest and other income, net	58,910
Pretax loss from discontinued operations	(58,910)
Income tax benefit	(19,332)
Net loss from discontinued operations	$(39,578)

Nine months ended Sept. 30, 2006
Operating revenues	$—
Operating expense, interest and other income, net	16,524
Pretax loss from discontinued operations	(16,524)
Income tax benefit	(31,200)
Net income from discontinued operations	$14,676

The major classes of assets and liabilities related to discontinued operations are as follows:

(Thousands of dollars)	Sept. 30, 2007	Dec. 31, 2006

Cash	$40	$—
Accounts receivables, net	3,000	2,576
Deferred income tax benefits	10,980	15,716
Other current assets	8,106	34,301
Current assets related to discontinued operations	$22,126	$52,593
Deferred income tax benefits	3,434	7,569
Other noncurrent assets	10,929	8,210
Noncurrent assets related to discontinued operations	$14,363	$15,779
Accounts payable	$2,375	$670
Other current liabilities	34,882	—
Current liabilities related to discontinued operations	$37,257	$670

4. Income Taxes

COLI — In April 2004, Xcel Energy filed a lawsuit against the U.S. government in the U.S. District Court for the District of Minnesota to establish its right to deduct the interest expense that had accrued during tax years 1993 and 1994 on policy loans related to its COLI policies that insured the lives of certain PSCo employees. These policies are owned by PSRI, a wholly owned subsidiary of PSCo. PSCo is a wholly owned subsidiary of Xcel Energy.

After Xcel Energy filed this suit, the IRS sent three statutory notices of deficiency of tax, penalty and interest for 1995 through 2002. Xcel Energy filed U.S. Tax Court petitions challenging those notices. PSRI also continued to take deductions for interest expense on policy loans for subsequent years. The total exposure for the tax years 1993 through 2007 was approximately $583 million, which included income tax, interest and potential penalties.

On June 19, 2007, Xcel Energy and the United States reached a settlement in principle regarding this dispute.

On Sept. 20, 2007, Xcel Energy submitted its formal offer in compromise by letter dated Sept. 21, 2007, the United States accepted the terms of that settlement offer. The terms of the final settlement are essentially the same as the settlement in principle reached on June 19, 2007. The U.S. government’s letter terminates the tax litigation pending between the parties for tax years 1993-2002 and also specifies the agreed tax treatment for certain aspects of those policies for subsequent tax years.

The essential financial terms of the final settlement, as accepted, are as follows:

1.              Xcel Energy will pay the government a total of $64.4 million in full settlement of the government’s claims for tax, penalty, and interest for tax years 1993-2007.

2.              Xcel Energy will pay that settlement amount as follows:

•                  $32.2 million of that amount will be satisfied by tax and interest amounts that Xcel Energy has paid or is deemed under the terms of the settlement to have made to the government with respect to tax years 1993 and 1994.

•                  Xcel Energy will satisfy the remaining settlement amount owed by paying the government $32.2 million by Oct. 31, 2007.

3.              The total settlement amount will be allocated toward specified amounts of tax, penalty, and interest owed for 1993 and 1994 and other amounts of tax and interest owed for 1995.

4.              Except as stated above, Xcel Energy will be entitled to claim COLI-related interest deductions for tax years 1995-2007.

5.               Xcel Energy will surrender the policies to its insurer by Oct. 31, 2007 without having to recognize taxable gain on the surrender.

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued FIN 48, which prescribes how a company should recognize, measure, present and disclose uncertain tax positions that Xcel Energy has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, PSCo adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

PSCo is a member of the Xcel Energy affiliated group that files consolidated income tax returns. Xcel Energy has been audited by the IRS through tax year 2003, with a limited exception for 2003 research tax credits. The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008. As of Sept. 30, 2007, the IRS had not proposed any material adjustments to tax years 2003 through 2005. The statute of limitations applicable to Xcel Energy’s 2000 through 2002 federal income tax returns expired as of June 30, 2007.

As previously disclosed, Xcel Energy has been in litigation with the federal government to establish its right to deduct interest expense on COLI policy loans incurred since 1993. Xcel Energy and the IRS have reached a final settlement regarding this litigation (see above discussion of COLI).

PSCo is also currently under examination by the state of Colorado for years 2002 through 2005. No material adjustments have been proposed as of Sept. 30, 2007. As of Sept. 30, 2007, PSCo’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2002.

The amount of unrecognized tax benefits was $11.4 million on Jan. 1, 2007 and  $10.5 million on Sept. 30, 2007. These amounts were offset against the tax benefits associated with net operating loss and tax credit carryovers of $7.5 million on Jan. 1, 2007 (including $1.8 million reported as discontinued operations) and $6.5 million on Sept. 30, 2007 (including $2.6 million reported as discontinued operations).

Included in the unrecognized tax benefit balance for continuing operations was $4.5 million and $1.2 million of tax positions on Jan. 1, 2007 and Sept. 30, 2007, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance for continuing operations included $6.9 million and $9.3 million of tax positions on Jan. 1, 2007 and Sept. 30, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance for continuing operations of $1.4 million from July 1, 2007 to Sept. 30, 2007, was due to the addition of similar uncertain tax positions relating to third quarter activity, and the resolution of certain federal audit matters. PSCo’s amount of unrecognized tax benefits for continuing operations could significantly change in the next 12 months as the IRS and state tax audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

The decrease in the unrecognized tax benefit balance for discontinued operations of $12.4 million from July 1, 2007 to Sept. 30, 2007 was due to the final settlement of the COLI litigation.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material due to net operating loss and tax credit carryovers. The change in the interest expense liability from Jan. 1, 2007, to Sept. 30, 2007, was not material. No amounts were accrued for penalties as of Sept. 30, 2007.

5. Rate Matters

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Natural Gas Rate Case — On Dec. 1, 2006, PSCo filed with the CPUC, a request to increase natural gas rates by $41.9 million, representing an overall increase of 2.96 percent, primarily related to capital investments and rising operating costs. The request assumed a common equity ratio of 60.17 percent and a ROE of 11 percent. The jurisdictional rate base is approximately $1.1 billion.

On July 3, 2007, the CPUC approved with modifications a comprehensive settlement between PSCo, the CPUC staff, the Colorado Office of Consumer Counsel (OCC) and Seminole Energy Services, LLC, providing for, among other things, the following:

•                     An annual revenue increase of $32.3 million, based on a 10.25 percent ROE and a 60.17 percent equity ratio.

•                     A modification to the partial decoupling mechanism to allow PSCo recovery of additional revenues in future years to compensate for the portion of the decline in weather normalized residential use per customer that exceeds the first 1.3 percent in annual decline in use (to be reflective of 50 percent of the historic average annual decline in use).

Final rates were implemented effective July 30, 2007.

Transmission Cost Adjustment Rider - On Sept. 7, 2007, PSCo filed with the CPUC a request to implement a transmission cost adjustment rider, which would recover approximately $18.2 million in 2008. This filing is pursuant to recently enacted legislation which entitled public utilities to recover, through a separate rate adjustment clause, the costs that it prudently incurs in planning, developing, and completing the construction or expansion of transmission facilities. This legislation further encourages utilities to invest in transmission facilities by allowing the recovery of the total balance of construction work in progress related to those transmission investments at PSCo’s weighted average cost of capital including its most recently authorized rate of ROE. The CPUC staff and certain other parties are challenging the scope of PSCo’s requested cost recovery under the rider during 2008 and have asked the CPUC to set PSCo’s application for hearing. PSCo expects the CPUC to rule on its application prior to Dec. 31, 2007.

6. Commitments and Contingent Liabilities

Except to the extent noted below, the circumstances set forth in Notes 11 and 12 to the consolidated financial statements in PSCo’s Current Report on Form 8-K filed on Aug. 8, 2007and Notes 4 and 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q, appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference. The following are unresolved contingencies that are material to PSCo’s financial position:

Operating Leases — During the second and third quarters of 2007, PSCo commenced purchased power agreements that are being accounted for as operating leases in accordance with Emerging Issues Task Force 01-8, “Determining Whether an Arrangement Contains a Lease” and SFAS 13 –”Accounting for Leases”. These agreements require capacity payments of $30.2 million, $35.7 million, $32.0 million, $21.3 million, $17.1 million and $355.6 million for 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

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

Estimates are revised as facts become known. At Sept. 30, 2007, the liability for the cost of remediating these sites was estimated to be $1.7 million, of which $0.6 million was considered to be a current liability. Some of the cost of remediation may be recovered from:

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

In November 2006, PSCo filed a natural gas rate case with the CPUC requesting recovery of additional clean-up costs at the Fort Collins MGP site spent through September 2006, plus unrecovered amounts previously authorized from the last rate case, which amounted to $10.8 million to be amortized over four years. In June 2007, PSCo entered into a settlement agreement that included recovery of the full $10.8 million, but with a five-year amortization period. The CPUC approved the agreement on June 18, 2007. The total amount to be recovered from customers is $13.1 million. Estimated future project costs, based upon an assumed 30-year system operating life, including EPA oversight costs, are approximately $3.9 million.

In April 2005, PSCo brought a contribution action against Schrader Oil Co. and related parties alleging Schrader Oil Co. released hazardous substances into the environment and these releases caused  MGP byproducts to migrate to the Cache La Poudre River, thereby substantially increasing the scope and cost of remediation. PSCo requested damages, including a portion of the costs PSCo incurred to investigate and remove contaminated sediments from the Cache la Poudre River. On Dec. 14, 2005, the court denied Schrader’s request to dismiss the PSCo suit. On Jan. 3, 2006, Schrader filed a response to the PSCo complaint and a counterclaim against PSCo for its response costs under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and under the Resource Conservation and Recovery Act (RCRA). Schrader has alleged as part of its counterclaim an “imminent and substantial endangerment” of its property as defined by RCRA. PSCo filed a motion for partial summary judgment to dismiss Schrader’s RCRA claim. Oral argument on PSCo’s motion was held  Sept. 12, 2007, and on Oct. 10, 2007 the court granted PSCo’s motion for partial summary judgment and dismissed Schrader’s RCRA claim. Schrader also recently filed a motion for summary judgment seeking to dismiss PSCo’s CERCLA claim. PSCo believes this motion is without merit and will vigorously defend its claim.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of PSCo’s facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. PSCo has recorded an estimate for final removal of the asbestos as an asset retirement obligation. See additional discussion of asset retirement obligations in Note 12 of the PSCo Current Report on Form 8-K filed on Aug. 8, 2007. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

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

The EPA requires states to develop implementation plans to comply with BART by December 2007. States are required to identify the facilities that will have to reduce SO2, NOx, and particulate matter emissions under BART and then set BART emissions limits for those facilities. On May 30, 2006, the Colorado Air Quality Control Commission promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate and maintain BART technology or an approved BART alternative to make reasonable progress toward meeting the national visibility goal. On Aug. 1, 2006, PSCo submitted its BART alternatives analysis to the Colorado Air Pollution Control Division (CAPCD). As set forth in its analysis, PSCo estimates that implementation of the BART alternatives will cost approximately $211 million in capital costs, which includes approximately $62 million in environmental upgrades for the existing Comanche Station project, which are included in the capital budget. PSCo expects the cost of any required capital investment will be recoverable from customers. Emissions controls are expected to be installed between 2011 and 2014. The CAPCD expects to finalize the regional haze state implementation plan in early 2008 for submittal to the EPA later in the year. BART emission controls associated with the plan must be installed within five years of EPA approval. On June 4, 2007, the CAPCD approved PSCo’s BART analysis and obtained public comment on its BART determination and  PSCo’s BART permits. A public hearing before the Air Quality Control Commission is scheduled for Dec.20, 2007 to review and consider the approval of the BART permits for PSCo.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking. On Jan. 25, 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration. In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remands. As a result, the rule’s compliance requirements and associated deadlines are currently unknown. It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.

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

Carbon Dioxide Emissions Lawsuit — On July 21, 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions. Although PSCo is not named as a party to this litigation, the requested relief that Xcel Energy cap and reduce its CO2 emissions could have a material adverse effect on PSCo. The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. CO2 is emitted whenever fossil fuel is combusted, such as in automobiles, industrial operations and coal- or natural gas-fired power plants. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. . In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the judge granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the Second Circuit Court of Appeals. On June 21, 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the Clean Air Act. In response to the request of the Second Circuit Court of Appeals, the defendant utilities filed a letter brief on July 6, 2007, stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. It is unknown when the Second Circuit Court of Appeals will rule on the appeal.

Comanche 3 Permit Litigation - On Aug. 4, 2005, Citizens for Clean Air and Water in Pueblo and Southern Colorado and Clean Energy Action filed a complaint against the Colorado Air Pollution Control Division alleging that the division improperly granted permits to PSCo under Colorado’s Prevention of Significant Deterioration program for the construction and operation of Comanche 3. PSCo intervened in the case. On June 20, 2006, the court ruled in PSCo’s favor and held that the Comanche 3 permits had been properly granted and plaintiffs’ claims to the contrary were without merit. Plaintiffs have appealed this decision. On Nov. 22, 2006, plaintiffs filed their opening briefs. PSCo’s response was filed Dec. 22, 2006. On

Oct. 16, 2007, oral arguments were presented to the Colorado Court of Appeals, who took the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — On April 25, 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court for the Southern District of Mississippi. Although PSCo is not named as a party to this litigation, if the litigation ultimately results in an unfavorable outcome for Xcel Energy, it could have a material adverse effect on PSCo. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence, and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. On July 19, 2006, Xcel Energy filed a motion to dismiss the lawsuit in its entirety. On Aug. 30, 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. On Sept. 17, 2007, plaintiffs filed a notice of appeal to the Fifth Circuit.

Qwest vs. Xcel Energy Inc. - On June 24, 2004, an employee of PSCo was injured when a pole owned by Qwest malfunctioned. The employee is seeking damages of approximately  $7 million. On Sept. 6, 2005, an action against Qwest relating to the incident was filed in Denver District Court by the employee. On April 18, 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo. Pursuant to this agreement, Qwest has asserted that PSCo had an affirmative duty to properly train and instruct its employees on pole safety, including testing the pole for soundness before climbing. PSCo filed a counterclaim on May 15, 2006, against Qwest asserting Qwest had a duty to PSCo and an obligation under the contract to maintain its poles in a safe and serviceable condition. On May 14, 2007 this matter went to trial. The trial concluded on May 22, 2007 with a jury verdict that found Qwest solely liable for the accident and damages. Qwest has filed post-trial motions and has indicated that, if the motions are unsuccessful, it will appeal the verdict.

Pacific Northwest FERC Refund Proceeding - In July 2001, the FERC ordered a preliminary hearing to determine whether there may have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest for the period Dec. 25, 2000 through June 20, 2001. PSCo supplied energy to the Pacific Northwest markets during this period and has been an active participant in the hearings. In September 2001, the presiding administrative law judge (ALJ) concluded that prices in the Pacific Northwest during the referenced period were the result of a number of factors, including the shortage of supply, excess demand, drought and increased natural gas prices. Under these circumstances the ALJ concluded that the prices in the Pacific Northwest markets were not unreasonable or unjust and no refunds should be ordered. Subsequent to the ruling the FERC has allowed the parties to request additional evidence regarding the use of certain strategies and how they may have impacted the markets in the Pacific Northwest markets. For the referenced period, parties have claimed that the total amount of transactions with PSCo subject to refund are $34 million. On June 25, 2003, the FERC issued an order terminating the proceeding without ordering further proceedings. On Nov. 10, 2003, in response to requests for rehearing, FERC reaffirmed this ruling to terminate the proceeding without refunds. Certain purchasers filed appeals of the FERC’s orders in this proceeding  with the United States Court of Appeals for the Ninth Circuit

In an order issued on Aug. 24, 2007, the Ninth Circuit issued an order remanding the proceeding back to the FERC. The court preliminarily determined that it had jurisdiction to review the FERC’s decision not to order refunds. In remanding the case back to FERC, the court directed that the FERC consider evidence that had been presented regarding intentional market manipulation in the California markets and its potential ties to transactions in the Pacific Northwest. The court also indicated that the FERC should consider other of its rulings addressing overcharges in the California organized markets.

Mallon v. Xcel Energy Inc.—.On July 6, 2007 Theodore Mallon and TransFinancial Corporation filed a declaratory judgment action against Xcel Energy in United States District Court in Colorado (Mallon Federal Action). In this lawsuit, plaintiffs seek a determination that Xcel Energy is not entitled to assert claims against plaintiffs related to the 1984 and 1985 sale of COLI to PSCo, a predecessor of Xcel Energy. On Aug. 15, 2007, Xcel Energy, PSCo and PSRI commenced a lawsuit in state court in Boulder County, Colo. against Mallon and TransFinancial Corporation (Mallon State Action). In the Mallon State Action, Xcel Energy, PSCo and PSRI, a subsidiary of PSCo seek damages against Mallon and TransFinancial for, among other things, breach of contract and breach of fiduciary duties associated with the sale of the COLI policies. On Aug. 15, 2007, Xcel Energy also filed a motion to stay or, in the alternative, to dismiss the Mallon Federal Action. A motion to stay the Mallon State Court action was subsequently filed by plaintiffs Mallon and TransFinancial on Sept. 18, 2007. The motions in both the state and federal court proceedings are still pending and it is uncertain when a decision will be issued by either court.

7. Long-Term Borrowings and Other Financing Instruments

On Aug. 15, 2007, PSCo issued $350 million of 6.25 percent first mortgage bonds, series due 2037. PSCo added the net proceeds from the sale of the first mortgage bonds to its general funds and applied a portion of the proceeds to the repayment of commercial paper, including commercial paper incurred to fund the payment at maturity of $100 million of 7.11 percent secured medium-term notes, which matured on March 5, 2007.

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

As of Sept. 30, 2007, PSCo had various commodity-related contracts classified as cash flow hedges extending through December 2009. The fair value of these cash flow hedges is recorded in Other Comprehensive Income or deferred as a regulatory asset or liability. This classification is based on the regulatory recovery mechanisms in place.  This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

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

As of Sept. 30, 2007, PSCo had net gains of approximately $1.5 million in Accumulated Other Comprehensive Income related to interest rate cash flow hedge contracts that it expects to recognize in earnings during the next 12 months.

Gains or losses on hedging transactions for the sales of energy or energy-related products are primarily recorded as a component of revenue, hedging transactions for fuel used in energy generation are recorded as a component of fuel costs, hedging transactions for gas purchased for resale are recorded as a component of gas costs and interest rate hedging transactions are recorded as a component of interest expense. PSCo is allowed to recover in electric or gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility. There was an immaterial amount of ineffectiveness in the third quarter of 2007.

The impact of qualifying cash flow hedges on PSCo’s Accumulated Other Comprehensive Income, included as a component of common stockholder’s equity, is detailed in the following table:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2007	2006
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$12.6	$14.2
After-tax net unrealized gains related to derivatives accounted for as hedges	1.1	—
After-tax net realized gains on derivative transactions reclassified into earnings	(1.1)	(1.1)
Accumulated other comprehensive income related to cash flow hedges at Sept. 30	$12.6	$13.1

Derivatives Not Qualifying for Hedge Accounting

PSCo enters into certain commodity-based derivative transactions, not included in trading operations, which do not qualify for hedge accounting treatment. These derivative instruments are accounted for on a mark-to-market basis in accordance with SFAS 133. The results of these transactions are reported in the Consolidated Statements of Income.

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

9. Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and nine months ended Sept. 30 consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of dollars)	2007	2006	2007	2006

Interest income	$2,993	$253	$5,736	$2,234
Other nonoperating income	923	595	1,919	3,095
Other nonoperating expense	(226)	(1,458)	(560)	(2,552)
Total interest and other income (expense), net	$3,690	$(610)	$7,095	$2,777

10. Segment Information

PSCo has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended September 30, 2007
Revenues from:
External customers	$669,598	$104,930	$6,733	$—	$781,261
Internal customers	27	(30)	—	3	—
Total revenue	$669,625	$104,900	$6,733	$3	$781,261
Income from continuing operations	$87,991	$9,289	$3,643	$—	$100,923

Three months ended September 30, 2006
Revenues from:
External customers	$644,445	$142,422	$6,857	$—	$793,724
Internal customers	35	5	—	(40)	—
Total revenue	$644,480	$142,427	$6,857	$(40)	$793,724
Income (loss) from continuing operations	$39,622	$5,653	$(2,495)	$—	$42,780

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended September 30, 2007
Revenues from:
External customers	$1,944,240	$811,481	$24,829	$—	$2,780,550
Internal customers	184	22	—	(206)	—
Total revenue	$1,944,424	$811,503	$24,829	$(206)	$2,780,550
Income from continuing operations	$194,419	$49,846	$5,713	$—	$249,978

Nine months ended September 30, 2006
Revenues from:
External customers	$1,916,376	$885,340	$26,264	$—	$2,827,980
Internal customers	155	61	—	(216)	—
Total revenue	$1,916,531	$885,401	$26,264	$(216)	$2,827,980
Income (loss) from continuing operations	$125,854	$39,761	$(3,894)	$—	$161,721

11. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Millions of dollars)	2007	2006	2007	2006
Net income	$106.2	$47.4	$210.4	$176.4
Other comprehensive income:
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges (see Note 8)	(0.3)	—	1.1	—
After-tax net realized gains on derivative transactions reclassified into earnings (see Note 8)	(0.4)	(0.4)	(1.1)	(1.1)
Other comprehensive income	(0.7)	(0.4)	—	(1.1)
Comprehensive income	$105.5	$47.0	$210.4	$175.3

12. Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost

	Three months ended Sept. 30,
	2007 (1)	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,520	$15,406	$1,453	$1,659
Interest cost	41,313	38,854	12,619	13,234
Expected return on plan assets	(66,208)	(67,017)	(7,600)	(6,690)
Amortization of transition obligation	—	—	3,644	3,611
Amortization of prior service cost (credit)	6,487	7,424	(545)	(544)
Amortization of net loss	4,211	4,339	3,550	6,200
Net periodic benefit cost (credit)	1,323	(994)	13,121	17,470
Credits not recognized due to the effects of regulation	2,787	3,159	—	—
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost recognized for financial reporting	$4,110	$2,165	$14,093	$18,442

PSCo
Net periodic benefit cost	$4,780	$4,667	$7,165	$9,994
Additional cost recognized due to the effects of regulation	—	—	972	973
Net benefit cost recognized for financial reporting	$4,780	$4,667	$8,137	$10,967

	Nine months ended Sept. 30,
	2007 (1)	2006	2007	2006
(Thousands of dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$46,560	$46,220	$4,359	$4,975
Interest cost	123,939	116,560	37,857	39,704
Expected return on plan assets	(198,624)	(201,049)	(22,800)	(20,068)
Amortization of transition obligation	—	—	10,932	10,833
Amortization of prior service cost (credit)	19,461	22,272	(1,635)	(1,634)
Amortization of net loss	12,633	13,015	10,650	18,598
Net periodic benefit cost (credit)	3,969	(2,982)	39,363	52,408
Credits not recognized due to the effects of regulation	8,361	9,477	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$12,330	$6,495	$42,281	$55,326

PSCo
Net periodic benefit cost	$14,340	$14,000	$21,496	$29,982
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$14,340	$14,000	$24,414	$32,900

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of PSCo to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims, including the COLI settlement discussed below; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended Sept. 30, 2007.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Current Report on Form 8-K filed on Aug. 8, 2007. Commodity price and interest rate risks for PSCo are mitigated due to cost-based rate regulation. At Sept. 30, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006.

Management Changes

On May 31, 2007, Patricia K. Vincent, chief executive officer and president of PSCo, announced her resignation, effective June 5, 2007. Ms. Vincent was a named executive officer of Xcel Energy Inc. in its most recent proxy statement of April 18, 2007.

On Friday, Sept. 21, 2007, Tim E. Taylor was named the chief executive officer and president of PSCo.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $210.4 million for the first nine months of 2007, compared with approximately $176.4 million for the first nine months of 2006. As a result of the settlement in principle and management’s decision to surrender the COLI policies following acceptance in writing of the offer by the government, PSCo started to report earnings from PSRI and the settlement costs as discontinued operations in the second quarter of 2007. See Note 3 to the consolidated financial statements for a further discussion of discontinued operations.

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

The following table details base electric utility, short-term wholesale and commodity trading revenues and margin:

(Millions of dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Nine months ended Sept. 30, 2007
Electric utility revenues (excluding commodity trading)	$1,883	$61	$—	$1,944
Electric fuel and purchased power	(1,005)	(53)	—	(1,058)
Commodity trading revenues	—	—	127	127
Commodity trading costs	—	—	(127)	(127)
Gross margin before operating expenses	$878	$8	$—	$886
Margin as a percentage of revenues	46.6%	13.1%	—%	42.8%

Nine months ended Sept. 30, 2006
Electric utility revenues (excluding commodity trading)	$1,884	$29	$—	$1,913
Electric fuel and purchased power	(1,132)	(26)	—	(1,158)
Commodity trading revenues	—	—	404	404
Commodity trading costs	—	—	(400)	(400)
Gross margin before operating expenses	$752	$3	$4	$759
Margin as a percentage of revenues	39.9%	10.3%	1.0%	32.8%

The following summarizes the components of the changes in base electric revenues and base electric margin for the nine months ended Sept. 30:

Base Electric Revenues

(Millions of dollars)	2007 vs. 2006

Fuel and purchased power cost recovery	$(133)
Retail rate increase	85
Retail sales growth (excluding weather impact)	18
Non-fuel riders	14
Transmission revenue	8
Estimated impact of weather	5
Sales mix and other	2
Total decrease in base electric revenues	$(1)

Base Electric Margin

(Millions of dollars)	2007 vs. 2006

Retail rate increase	$85
Retail sales growth (excluding weather impact)	18
Non-fuel riders	14
ECA incentive	12
Transmission revenue	8
Estimated impact of weather	5
Fuel and purchased power cost recovery	(10)
Sales mix and other	(6)
Total increase in base electric margin	$126

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

	Nine Months ended Sept. 30,
(Millions of dollars)	2007	2006

Natural gas utility revenues	$811	$885
Cost of natural gas sold and transported	(562)	(655)
Natural gas utility margin	$249	$230

The following summarizes the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of dollars)	2007 vs. 2006

Purchased gas adjustment clause recovery	$(94)
Estimated impact of weather	8
Base rate changes	4
Service and facility fees	3
Transport	3
Other	2
Total decrease in natural gas revenues	$(74)

Natural Gas Margin

(Millions of dollars)	2007 vs. 2006

Estimated impact of weather	$8
Base rate changes	3
Service and facility fees	3
Transport	3
Other	2
Total increase in natural gas margin	$19

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses - The following summarizes the components of the changes in other operating and maintenance expense for the nine months ended Sept. 30:

(Millions of dollars)	2007 vs. 2006

Higher donation costs	$6
Higher uncollectible receivable costs	4
Higher consulting costs	4
Higher material costs	2
Higher combustion/hydro plant costs	1
Lower employee benefit costs	(7)
Other	4
Total increase in other operating and maintenance expense	$14

Depreciation and Amortization - Depreciation and amortization expense increased by approximately $18.4 million, or 10.2 percent, for the first nine months of 2007, compared with the first nine months of 2006. The increase was due to normal plant additions and the approved change in depreciation accruals for 2007 from the 2006 Colorado rate case settlement resulting in an additional depreciation expense of $10.4 million year-to-date.

Interest and other income - Interest and other income increased by approximately $4.3 million for the first nine months of 2007, compared with the first nine months of 2006. The increase was primarily due to interest income accrued on deferred fuel costs and note receivables related to third party use of interconnection facilities.

Allowance for funds used during construction, equity and debt (AFDC) - AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction. Generally, these costs are recovered from customers, in future rates, as the related property is depreciated. AFDC increased by approximately $6.8 million, or 63.6 percent for the first nine months of 2007, compared with the first nine months in 2006. The increase was primarily due to the construction of Comanche 3. The increase was partially offset by the current recovery from customers of the financing costs related to this construction through base rates, resulting in a lower recognition of AFDC.

Income Taxes - Income tax expense for continuing operations increased by approximately $40.1 million for the first nine months of 2007 compared with the first nine months of 2006. The increase was primarily due to higher pretax income. The effective tax rate for continuing operations was 34.4 percent for the first nine months of 2007, compared with 36.0 percent for the same period in 2006. The decrease in the effective tax rate was primarily due to a decrease in the forecasted effective tax rate for 2007 as compared to 2006.

Factors Affecting Results of Continuing Operations

Cabin Creek Hydro Generating Station

On Oct. 2, 2007, employees of RPI Coatings Inc. (RPI), a contractor retained by PSCo, were applying an epoxy coating to the inside of a penstock at Xcel Energy’s Cabin Creek Hydro Generating Station near Georgetown, Colo. This work was being performed as part of a corrosion prevention maintenance effort. At approximately 2:00 p.m. a fire occurred inside the penstock, which is a 4,000-foot long, 12-foot wide pipe used to deliver water from a reservoir to the hydro facility. Four of the nine RPI employees working inside the penstock were positioned below the fire and were able to exit the pipe. The remaining five RPI employees were unable to exit the penstock. Rescue crews located the five employees a few hours later and confirmed their deaths. The accident is being investigated by several state and federal agencies, including the federal

Occupational Safety and Health Administration (OSHA), U.S. Chemical Safety Board and the Colorado Bureau of Investigations. It is uncertain when the agencies will conclude their investigations, but it is possible these investigations could take several weeks or even months. Once OSHA’s investigation is completed, we will assess the damage to the penstock and make a determination as to the steps that need to be taken in order to place this facility back in service.

Kinder Morgan Interstate Gas Transmission Bypass Pipeline

On Aug. 6, 2007, Kinder Morgan Interstate Gas Transmission LLC (KMIGT) filed an application with the FERC for authorizations pursuant to Section 7(c) of the Natural Gas Act to construct, own and operate 41.4 miles of 12-inch pipeline and associated delivery metering facilities in Weld County, Colo. The stated purpose of this pipeline, referred to as the “Colorado Lateral,” is to provide interstate gas transportation services of up to 55,000 dekatherms per day to supply natural gas to Atmos Energy Corporation’s (Atmos) gas distribution system serving retail customers in and around Greeley and Eaton, Colo. PSCo currently provides gas transportation services to Atmos to supply its distribution system in the Greeley and Eaton areas. PSCo’s services would be, for the most part, bypassed by the new KMIGT pipeline. PSCo estimates that a complete bypass of its current services to Atmos in this area could potentially result in a loss of annual revenues of approximately $3.8 million.

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

On Feb. 15, 2007, the FERC issued final rules adopting revisions to its 1996 open access transmission rules. PSCo submitted the initial required revisions to its Open Access Transmission Tariff (OATT) on July 13, 2007 and Sept. 11, 2007, as required.

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

An aspect of FERC’s market-based rate requirements is the requirement to charge mitigated rates in markets where a utility is found to have market power or where a utility cannot establish the absence of market power. PSCo has been authorized by the FERC to charge market-based rates outside of their control areas, but is generally limited to charging mitigated rates within their control areas. Consistent with the approach followed by many other utilities subject to the FERC’s mitigation requirement, PSCo uses cost-based rate caps set out in the Western Systems Power Pool (WSPP) agreement as their applicable mitigated rates, an approach expressly approved by the FERC. However, concurrently with the issuance of the final order, the FERC initiated a proceeding to investigate whether the use of the WSPP rate caps for this purpose is just and reasonable. An outcome of this proceeding may be to lower the mitigated rates that PSCo may charge in their control areas.

Other Regulatory Matters — PSCo

Renewable Energy Standard - The 2007 Colorado legislature adopted an increased RES that requires PSCo to generate or cause to be generated electricity from renewable resources equaling at least 10 percent of its retail sales by 2010, 15 percent of retail sales by 2015 and 20 percent of retail sales by 2020. The new law limits the incremental retail rate impact from these acquisitions to 2 percent. The new legislation encourages the CPUC to consider earlier and timely cost recovery for utility investment in renewable resources, including the use of a rider mechanism and a return on construction work in progress.

Transmission Cost Recovery Legislation - The 2007 Colorado legislature enacted legislation that is intended to encourage investment in transmission infrastructure in Colorado. The new legislation provides for recovery through a rate rider of all costs a utility incurs in the planning, development and construction or expansion of transmission facilities and for current recovery through this rider of the utility’s weighted average cost of capital on transmission construction work in progress as of the end of the prior year. This legislation also provides for rate-regulated Colorado utilities to develop plans to construct or expand transmission facilities to transmission constrained zones where new electric generation facilities, including renewable energy facilities, are likely to be located and provides for expedited approvals for such facilities.

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

On March 1, 2007, the CPUC issued an order requiring PSCo to apply for approval of a 2013 contingency plan. On April 2, 2007, PSCo filed its 2013 contingency plan, which recommended addressing the remaining 2013 resource need in the 2007 LCP . PSCo’s contingency plan also listed other options, which PSCo predicts will be less costly than accepting the uneconomic coal and natural gas bids.

On May 25, 2007, PSCo amended its 2013 contingency plan to include amendments to two power purchase agreements with Tri-State Generation and Transmission Association, Inc. under which PSCo would return Tri-State generation capacity currently under contract to PSCo in the years 2009 through 2012 and then recapture that capacity in the years 2013 through 2016. PSCo explained this capacity swap would save PSCo an estimated $49 million on a net present value basis. PSCo still planned to enter into contract extensions with three existing gas-fired facilities and to meet the remaining 2013 need through its 2007 LCP. The CPUC held hearings on the PSCo 2013 contingency plan on July 9, 2007. The PSCo contingency plan was opposed by the CPUC trial staff and by a intervenor, but was supported by the Colorado Office of Consumer Counsel. The opponents asked for all 2013 resource acquisition decisions to be deferred to the 2007 LCP. On Sept. 7, 2007, the CPUC issued an order approving the PSCo 2013 contingency plan and ruling that the amendments to the Tri-State agreements were exempt from the resource planning rules and need not be included in an approved contingency plan. PSCo has entered into the contract amendments with Tri-State and one of the winning gas bidders and is currently in negotiation with one other winning gas bidders. The third winning gas bidder has withdrawn its extension offer. The remaining 2013 resource need will be addressed in the PSCo 2007 Resource Plan.

On July 3, 2007, the CPUC issued an order soliciting comments to determine whether the LCP rules needed to be changed on an emergency basis to govern utility filings in October 2007. On Sept. 28, 2007, the CPUC adopted emergency rule changes to govern PSCo’s resource plan filing in October 2007. The rule changes include:  altering the requirements for “least cost” resource procurement and fuel neutrality to allow for selection of more renewable resources and demand-side management resources; requiring utilities to file at least three alternative plans with different levels of renewable resources and demand-side management resources so that the costs and benefits of various levels of these resources can be considered; and

employing an independent evaluator to assist the CPUC in reviewing the utility’s evaluation of competitive bids for resource additions. PSCo requested an extension to make its resource filing on Nov.16, 2007. On Oct. 24, 2007, the CPUC acted to grant this request.

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

Item 1A. Risk Factors

PSCo’s risk factors are documented in Item 1A of Part I of its 2006 Annual Report on Form 10-K, which is incorporated herein by reference. As a result of developments in our business since the filing of the 2006 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, we are providing below an update of the risk factor relating to COLI.

PSCo has received a notice from the IRS proposing to disallow certain interest expense deductions that PSCo claimed under a COLI policy. We have reached a settlement in principle, the terms of which have been accepted by the IRS and the Department of Justice and require Xcel Energy to make certain payments to the government  and surrender the COLI policies by Oct. 31, 2007.

On Sept. 20, 2007, Xcel Energy submitted its formal offer in compromise to settle the dispute relating to the proper tax treatment of the COLI policies beginning with tax year 1993 and for all years thereafter. By letter dated Sept. 21, 2007, the United States accepted the terms of that settlement offer. The terms of the final settlement are essentially the same as the settlement in principle reached on June 19, 2007. The U.S. government’s letter terminates the tax litigation pending between the parties for tax years 1993-2002 and also specifies the agreed tax treatment for certain aspects of those policies for subsequent tax years. See Note 4 to PSCo’s consolidated financial statements for additional disclosure related to the COLI settlement.

Item 6. Exhibits

The following Exhibits are filed with this report:

4.01

Supplemental Indenture, dated Aug. 1, 2007, between Public Service Company of Colorado (a Colorado corporation) and U.S. Bank Trust National Association, as successor Trustee. (Exhibit 4.01 to PSCo Form 8-K (file no. 001-3280) dated Aug. 14, 2007).

10.01

Letter dated Sept. 19, 2007, from Xcel Energy Inc. to the US Deparment of Justice (DOJ) submitting its offer to settle the COLI tax dispute and Letter dated Sept. 21, 2007, from the DOJ to Xcel Energy Inc. accepting the settlement offer.

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Oct. 29, 2007.

Public Service Co. of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer