Form 10-Q/A
period 2007-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2007-12-17
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

This Form 10-Q/A is filed by Public Service Co. of Colorado (PSCo). PSCo is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

EXPLANATORY NOTE

As previously reported in our Current Report on Form 8-K filed on June 20, 2007, a settlement in principle was reached between Xcel Energy and representatives of the United States government on June 19, 2007 concerning a tax dispute related to corporate-owned life insurance (COLI) policies purchased on the lives of Public Service Company of Colorado (PSCo) employees.  PSCo is a wholly owned subsidiary of Xcel Energy.  PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo, owned and managed these COLI life insurance policies.

The terms of the settlement have been previously reported.  The settlement has been implemented and the policies have been surrendered.

As a result of the settlement in principle, which required the surrender of the COLI policies, PSCo had previously classified all amounts related to PSRI as a discontinued operation for all periods presented in our Form 10-Q for the period ended June 30, 2007.

Pursuant to a routine review of PSCo’s periodic reports by the Securities and Exchange Commission, management reassessed the appropriateness of the treatment of PSRI as a discontinued operation under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and determined that PSRI’s operations, including the impact of the IRS settlement, should be presented for financial reporting purposes as part of continuing operations rather than as discontinued operations as previously reported in the Form 10-Q.

This Amendment No. 1 on Form 10-Q/A (the “Report”) is being filed to amend and restate PSCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2007, that was filed on July 27, 2007 (the “Original Report”).  The purpose of this amendment is to reflect the restatement of PSCo’s previously issued financial statement as of and for the three and six month periods ended June 30, 2007 and 2006, and update other information, including Management’s Discussion and Analysis to reflect the restatement, in each case to reflect PSRI as a continuing operation.  These revised sections of this report have not otherwise been updated for events occurring after the date of the financial statements, except to reflect the COLI tax settlement and the related treatment of PSRI as a continuing operation and certain significant subsequent events included in Notes 4 and 13 to the consolidated financial statements.  All other information is unchanged and reflects the disclosures made at the time of the original filing. In addition, currently dated certifications from Xcel Energy’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Form 10-Q/A.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007 (As restated See Note 2)	2006 (As restated See Note 2)	2007 (As restated See Note 2)	2006 (As restated See Note 2)
Operating revenues
Electric utility	$638,142	$599,812	$1,274,642	$1,271,931
Natural gas utility	190,157	160,017	706,551	742,918
Steam and other	7,299	7,402	18,096	19,407
Total operating revenues	835,598	767,231	1,999,289	2,034,256

Operating expenses
Electric fuel and purchased power	350,397	350,422	718,130	766,625
Cost of natural gas sold and transported	118,155	92,075	526,510	576,545
Cost of sales — steam and other	2,165	3,660	7,011	11,202
Other operating and maintenance expenses	143,148	135,946	288,344	278,305
Depreciation and amortization	66,894	59,534	131,932	118,520
Taxes (other than income taxes)	21,646	20,246	45,488	44,624
Total operating expenses	702,405	661,883	1,717,415	1,795,821

Operating income	133,193	105,348	281,874	238,435

Interest and other income (expense) — net	(3,358)	(3,405)	(5,482)	(6,470)
Allowance for funds used during construction — equity	2,697	121	4,742	263

Interest charges and financing costs
Interest charges — includes other financing costs of $1,368, $1,529, $2,750 and $3,038, respectively	32,573	34,006	66,674	69,042
Interest and penalties related to COLI settlement	41,211	—	41,211	—
Allowance for funds used during construction — debt	(3,037)	(3,032)	(5,168)	(5,465)
Total interest charges and financing costs	70,747	30,974	102,717	63,577

Income before income taxes	61,785	71,090	178,417	168,651
Income taxes	47,647	18,898	78,530	39,612
Net income	$14,138	$52,192	$99,887	$129,039

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)

	Six Months Ended June 30,
	2007 (As restated See Note 2)	2006 (As restated See Note 2)
Operating activities
Net income	$99,887	$129,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,121	124,815
Deferred income taxes	6,125	19,150
Amortization of investment tax credits	(1,962)	(1,974)
Allowance for equity funds used during construction	(4,742)	(263)
Net realized and unrealized hedging and derivative transactions	3,420	(33,641)
Changes in operating assets and liabilities:
Accounts receivable	25,209	152,615
Accrued unbilled revenues	(51,144)	56,921
Inventories	69,661	87,253
Recoverable purchased natural gas and electric energy costs	156,337	210,898
Prepayments and other	5,303	8,764
Accounts payable	(63,277)	(233,720)
Net regulatory assets and liabilities	1,702	(24,128)
Other current liabilities	85,845	(36,395)
Change in other noncurrent assets	(38,104)	8,229
Change in other noncurrent liabilities	(8,515)	(6,155)
Net cash provided by operating activities	422,866	461,408

Investing activities
Capital/construction expenditures	(330,465)	(268,382)
Allowance for equity funds used during construction	4,742	263
Investments in utility money pool arrangement	(147,100)	—
Repayments from utility money pool arrangement	147,100	—
Other investments	(6,787)	(4,648)
Net cash used in investing activities	(332,510)	(272,767)

Financing activities
Short-term debt repayments, net	(197,850)	(310,604)
Borrowings under utility money pool arrangement	367,800	576,200
Repayments under utility money pool arrangement	(268,800)	(393,600)
Repayment of long-term debt, including reacquisition premiums	(100,691)	(125,668)
Capital contribution from parent	240,176	193,185
Dividends paid to parent	(130,292)	(129,655)
Net cash used in financing activities	(89,657)	(190,142)

Net increase (decrease) in cash and cash equivalents	699	(1,501)
Cash and cash equivalents at beginning of period	3,011	3,662
Cash and cash equivalents at end of period	$3,710	$2,161

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$59,779	$67,095
Cash paid for income taxes (net of refunds received)	39,816	9,491

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$11,798	$6,858

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)

	June 30, 2007 (As restated See Note 2)	Dec. 31, 2006 (As restated See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$3,710	$3,011
Accounts receivable, net of allowance for bad debts of $18,161 and $18,415, respectively	306,881	355,738
Accounts receivable from affiliates	32,269	8,621
Accrued unbilled revenues	250,505	199,361
Recoverable purchased natural gas and electric energy costs	1,490	157,827
Materials and supplies inventories	44,475	43,029
Fuel inventories	36,851	40,997
Natural gas inventories	88,606	155,567
Derivative instruments valuation	49,918	28,111
Deferred income taxes	62,279	62,791
Prepayments and other	27,177	14,654
Total current assets	904,161	1,069,707
Property, plant and equipment, at cost:
Electric utility plant	6,504,322	6,409,194
Natural gas utility plant	1,864,463	1,825,560
Common utility and other property	738,362	725,864
Construction work in progress	587,631	429,878
Total property, plant and equipment	9,694,778	9,390,496
Less accumulated depreciation	(3,004,572)	(2,912,233)
Net property, plant and equipment	6,690,206	6,478,263
Other assets:
Regulatory assets	542,022	589,016
Derivative instruments valuation	153,584	161,502
Other investments	10,334	19,346
Other	82,945	45,785
Total other assets	788,885	815,649
Total assets	$8,383,252	$8,363,619
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,406	$101,379
Short-term debt	174,650	372,500
Accounts payable	340,261	385,724
Accounts payable to affiliates	18,909	30,291
Borrowings under utility money pool arrangement	99,000	—
Taxes accrued	83,738	84,960
Dividends payable to parent	65,774	64,778
Derivative instruments valuation	38,674	38,616
Accrued interest	55,480	35,362
Other	137,298	74,381
Total current liabilities	1,015,190	1,187,991
Deferred credits and other liabilities:
Deferred income taxes	1,011,774	1,004,027
Deferred investment tax credits	57,073	59,035
Regulatory liabilities	462,360	470,255
Pension and employee benefit obligations	293,997	301,277
Customers advances	277,439	279,011
Derivative instruments valuation	143,968	156,623
Asset retirement obligations	44,099	43,335
Other liabilities	14,310	7,750
Total deferred credits and other liabilities	2,305,020	2,321,313
Commitments and contingent liabilities
Capitalization:
Long-term debt	1,844,884	1,845,278
Common Stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,651,380	2,411,204
Retained earnings	553,504	585,219
Accumulated other comprehensive income	13,274	12,614
Total common stockholder’s equity	3,218,158	3,009,037
Total liabilities and equity	$8,383,252	$8,363,619

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Public Service Company of Colorado (PSCo) and its subsidiaries as of June 30, 2007, and Dec. 31, 2006; the results of its operations for the three and six months ended June 30, 2007 and 2006; and its cash flows for the six months ended June 30, 2007 and 2006. Due to the seasonality of electric and natural gas sales of PSCo, interim results are not necessarily an appropriate base from which to project annual results.

1. Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in PSCo’s Current Report on Form 8K/A filed on Dec. 14, 2007, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

2. Restatement of Financial Statements

Subsequent to the issuance of PSCo’s consolidated financial statements for the quarter ended June 30, 2007, management determined that PSR Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo should not have been presented as a discontinued operation, as previously reported in the Form 10-Q, rather, PSRI should have been included as part of continuing operations.  As a result, the accompanying consolidated financial statements have been restated.

As previously reported in our Current Report on Form 8-K filed on June 20, 2007, a settlement in principle was reached between Xcel Energy and representatives of the United States government on June 19, 2007 concerning a tax dispute related to corporate-owned life insurance (COLI) policies purchased on the lives of Public Service Company of Colorado (PSCo) employees.  PSCo is a wholly owned subsidiary of Xcel Energy. PSRI owned and managed these COLI life insurance policies.

The terms of the settlement have been previously reported. The settlement has been implemented and the policies have been surrendered.

As a result of the settlement in principle, which required the surrender of the COLI policies, PSCo had previously classified all amounts related to PSRI as a discontinued operation for all periods presented in its Form 10-Q for the period ended June 30, 2007, that was filed on July 30, 2007.

Pursuant to a routine review of PSCo’s periodic reports by the staff of the Securities and Exchange Commission, management reassessed the appropriateness of the treatment of PSRI as a discontinued operation under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and determined that PSRI operations, including the impact of the IRS settlement, should be presented as part of continuing operations for financial reporting purposes.   The inclusion of PSRI as part of continuing operations impacted Xcel Energy’s effective tax rate, which caused a change in previously reported income taxes.  The effect of presenting PSRI as part of continuing operations rather than as discontinued operations as previously reported in the Form 10-Q is reflected in the tables below:

	Consolidated Statements of Income For the Three Months Ended June 30,
	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Other operating and maintenance expenses	$141,759	$1,389	$143,148	$134,902	$1,044	$135,946
Taxes (other than income taxes)	21,645	1	21,646	20,245	1	20,246
Total operating expenses	701,015	1,390	702,405	660,838	1,045	661,883
Operating income	134,583	(1,390)	133,193	106,393	(1,045)	105,348
Interest and other income (expense), net	1,663	(5,021)	(3,358)	2,325	(5,730)	(3,405)
Interest charges	32,573	—	32,573	33,931	75	34,006
Interest and penalties related to COLI settlement	—	41,211	41,211	—	—	—
Total interest charges and financing costs	29,536	41,211	70,747	30,899	75	30,974
Income from continuing operations before income taxes	109,407	(47,622)	61,785	77,940	(6,850)	71,090
Income taxes	38,911	8,736	47,647	27,867	(8,969)	18,898
Income from continuing operations	70,496	(56,358)	14,138	50,073	2,119	52,192
Income (loss) from discontinued operations	(52,040)	52,040	—	2,119	(2,119)	—
Net income	18,456	(4,318)	14,138	52,192	—	52,192

	Consolidated Statements of Income For the Six Months Ended June 30,
	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Other operating and maintenance expenses	$286,114	$2,230	$288,344	$276,285	$2,020	$278,305
Taxes (other than income taxes)	45,486	2	45,488	44,622	2	44,624
Total operating expenses	1,715,183	2,232	1,717,415	1,793,799	2,022	1,795,821
Operating income	284,106	(2,232)	281,874	240,457	(2,022)	238,435
Interest and other income (expense), net	3,405	(8,887)	(5,482)	3,387	(9,857)	(6,470)
Interest charges	66,674	—	66,674	68,967	75	69,042
Interest and penalties related to COLI settlement	—	41,211	41,211	—	—	—
Total interest charges and financing costs	61,506	41,211	102,717	63,502	75	63,577
Income from continuing operations before income taxes	230,747	(52,330)	178,417	180,605	(11,954)	168,651
Income taxes	81,692	(3,162)	78,530	61,664	(22,052)	39,612
Income from continuing operations	149,055	(49,168)	99,887	118,941	10,098	129,039
Income (loss) from discontinued operations	(44,850)	44,850	—	10,098	(10,098)	—
Net income	104,205	(4,318)	99,887	129,039	—	129,039

	Consolidated Balance Sheet
	June 30, 2007			December 31, 2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash and cash equivalents	$963	$2,747	$3,710	$3,011	$—	$3,011
Accounts receivable	304,382	2,499	306,881	332,933	22,805	355,738
Prepayments and other	10,994	16,183	27,177	14,284	370	14,654
Deferred income taxes	51,119	11,160	62,279	47,075	15,716	62,791
Current assets held for sale and related to discontinued operations	32,589	(32,589)	—	52,593	(52,593)	—
Total current assets	904,161	—	904,161	1,083,409	(13,702)	1,069,707
Other investments	10,217	117	10,334	11,136	8,210	19,346
Other assets	80,190	2,755	82,945	45,785	—	45,785
Noncurrent assets held for sale and related to discontinued operations	25,128	(25,128)	—	15,779	(15,779)	—
Total other assets	811,141	(22,256)	788,885	823,218	(7,569)	815,649
Total assets	8,405,508	(22,256)	8,383,252	8,384,890	(21,271)	8,363,619
Accounts payable	337,773	2,488	340,261	385,054	670	385,724
Taxes accrued	63,466	20,272	83,738	98,662	(13,702)	84,960
Accrued interest	32,512	22,968	55,480	35,362	—	35,362
Current liabilities held for sale and related to discontinued operations	41,410	(41,410)	—	670	(670)	—
Total current liabilities	1,010,872	4,318	1,015,190	1,201,693	(13,702)	1,187,991
Deferred income taxes	1,034,030	(22,256)	1,011,774	1,011,591	(7,564)	1,004,027
Other liabilities	14,310	—	14,310	7,755	(5)	7,750
Total deferred credits and other liabilities	2,327,276	(22,256)	2,305,020	2,328,882	(7,569)	2,321,313
Retained earnings	557,822	(4,318)	553,504	585,219	—	585,219
Total common stockholder’s equity	3,222,476	(4,318)	3,218,158	3,009,037	—	3,009,037
Total liabilities and equity	8,405,508	(22,256)	8,383,252	8,384,890	(21,271)	8,363,619

	Consolidated Cash Flow Statement For the Six Months Ended June 30,
	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	$104,205	$(4,318)	$99,887	$—	$—	$—
Remove loss (income) from discontinued operations	44,850	(44,850)	—	(10,098)	10,098	—
Deferred income taxes	16,261	(10,136)	6,125	15,518	3,632	19,150
Change in accounts receivable	4,903	20,306	25,209	148,612	4,003	152,615
Change in prepayments and other	5,316	(13)	5,303	8,770	(6)	8,764
Change in accounts payable	(65,095)	1,818	(63,277)	(233,645)	(75)	(233,720)
Change in other current liabilities	28,903	56,942	85,845	(28,272)	(8,123)	(36,395)
Change in other noncurrent assets	(35,443)	(2,661)	(38,104)	8,229	—	8,229
Change in other noncurrent liabilities	(8,519)	4	(8,515)	(6,155)	—	(6,155)
Operating cash flows provided by discontinued operations	3,892	(3,892)	—	4,774	(4,774)	—
Net cash provided by operating activities	409,666	13,200	422,866	456,653	4,755	461,408
Other investments	919	(7,706)	(6,787)	2,101	(6,749)	(4,648)
Net cash used in investing activities	(324,804)	(7,706)	(332,510)	(266,018)	(6,749)	(272,767)
Net increase (decrease) in cash and cash equivalents	(4,795)	4,096	(699)	493	(1,994)	(1,501)
Net increase (decrease) in cash and cash equivalents-discontinued operations	2,747	(2,747)	—	(997)	997	—
Cash and cash equivalents at beginning of year	3,011	—	3,011	2,848	814	3,662
Cash and cash equivalents at end of quarter	963	2,747	3,710	2,344	(183)	2,161

3. Recently Issued Accounting Pronouncements

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

The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (SFAS 159) —  In February 2007, the FASB issued SFAS 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value. A company that adopts SFAS 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date. This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities. This statement is effective for fiscal years beginning after Nov. 15, 2007. PSCo is evaluating the impact of SFAS 159 on its financial condition and results of operations.

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

After Xcel Energy filed this suit, the IRS sent three statutory notices of deficiency of tax, penalty and interest for 1995 through 2002. Xcel Energy filed U.S. Tax Court petitions challenging those notices. PSRI also continued to take deductions for interest expense on policy loans for subsequent years. The total exposure for the tax years 1993 through 2007 is approximately $583 million, which includes income tax, interest and potential penalties.

On June 19, 2007, Xcel Energy and the United States reached a settlement in principle regarding this dispute.

On Sept. 20, 2007, Xcel Energy submitted its formal offer in compromise and by letter dated Sept. 21, 2007, the United States accepted the terms of that settlement offer. The terms of the final settlement are essentially the same as the settlement in principle reached on June 19, 2007. The U.S. government’s letter terminates the tax litigation pending between the parties for tax years 1993-2002 and also specifies the agreed tax treatment for certain aspects of those policies for subsequent tax years.

The essential financial terms of the final settlement, as accepted and implemented, are as follows:

1.               Xcel Energy will pay the government a total of $64.4 million in full settlement of the government’s claims for tax, penalty, and interest for tax years 1993-2007.  The recognition of this settlement in the second quarter of 2007 resulted in total expense of $56.5 million, including federal and state tax, interest on the federal and state tax liabilities, penalties, and tax benefits on the interest expense.  The expense of $56.5 million includes $41.2 million of interest and penalties and income tax of $15.3 million (net of tax benefit on the interest expense of $14.3 million).

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

5.               Xcel Energy will surrender the policies to its insurer by Oct. 31, 2007, without having to recognize a taxable gain on the surrender.

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — In July 2006, the FASB issued Interpretation FIN 48. FIN 48 prescribes how a company should recognize, measure, present and disclose uncertain tax positions that a company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, PSCo adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which is reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

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

The amount of unrecognized tax benefits was $11.4 million on Jan. 1, 2007 and $21.5 million on June 30, 2007. These amounts were offset against the tax benefits associated with net operating loss and tax credit carryovers of $7.5 million on Jan. 1, 2007 and $5.8 million on June 30, 2007.

Included in the unrecognized tax benefit balance for continuing operations was $4.5 million and $13.7 million of tax positions on Jan. 1, 2007 and June 30, 2007, respectively, which if recognized would affect the annual effective tax rate. In addition, the unrecognized tax benefit balance for continuing operations included $6.9 million and $7.8 million of tax positions on Jan. 1, 2007 and June 30, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The change in the unrecognized tax benefit balance for continuing operations from April 1, 2007 to June 30, 2007, was due to the addition of similar uncertain tax positions relating to second quarter activity, the resolution of certain federal audit matters, and the proposed settlement of the COLI litigation.  PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state tax audits progress and as the settlement of the COLI litigation is finalized.  The settlement of the COLI litigation is estimated to reduce the amount of unrecognized tax benefits by $12.4 million.

The interest expense liability related to unrecognized tax benefits on Jan. 1, 2007, was not material due to net operating loss and tax credit carryovers. The change in the interest expense liability from Jan. 1, 2007, to June 30, 2007, was an increase of $22.9 million, primarily due to the proposed settlement of the COLI litigation. Penalties of $2.1 million were accrued as of June 30, 2007 due to the proposed settlement of the COLI litigation.

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

6. Commitments and Contingent Liabilities

Except to the extent noted below, the circumstances set forth in Notes 13 and 14 to the consolidated financial statements in PSCo’s Annual Report on Form 8-K/A filed on Dec. 17, 2007, and Notes 4 and 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q/A, appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference. The following are unresolved contingencies that are material to PSCo’s financial position.

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

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of PSCo’s facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. PSCo has recorded an estimate for final removal of the asbestos as an asset retirement obligation. See additional discussion of asset retirement obligations in Note 14 of the PSCo Annual Report on Form 8-K/A filed on Dec. 17, 2007. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

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

Qwest vs. Xcel Energy Inc. — On June 24, 2004, an employee of PSCo was injured when a pole owned by Qwest malfunctioned. The employee is seeking damages of approximately  $7 million. On Sept. 6, 2005, an action against Qwest relating to the incident was filed in Denver District Court by the employee. On April 18, 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo. Pursuant to this agreement, Qwest has asserted that PSCo had an affirmative duty to properly train and instruct its employees on pole safety, including testing the pole for soundness before climbing. PSCo filed a counterclaim on May 15, 2006, against Qwest asserting Qwest had a duty to PSCo and an obligation under the contract to maintain its poles in a safe and serviceable condition. On May 14, 2007 this matter went to trial. The trial concluded on May 22, 2007 with a jury verdict that found Qwest solely liable for the accident and damages. Qwest has filed post-trial motions and has indicated that, if the motions are unsuccessful, it will appeal the verdict.

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

Other Contingencies

•          Tax Matters — See Note 4 to these consolidated financial statements for discussion of exposures regarding the tax deductibility of COLI.

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

8. Derivative Valuation and Financial Impacts

PSCo uses derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options. All derivative instruments not qualifying for the normal purchases and normal sales exception, as defined by SFAS 133 — “Accounting for Derivative Instruments and Hedging Activities,” as amended (SFAS 133), are recorded at fair value. The presentation of the fair value for these derivative instruments is dependent on the designation of a qualifying hedging relationship. The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory balance.

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

9. Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2007	2006	2007	2006

Interest income	$1,524	$1,106	$3,111	$2,127
Other nonoperating income	494	1,665	996	2,481
Employee-related insurance policy expense	(5,376)	(6,095)	(9,588)	(10,297)
Other nonoperating expense	—	(81)	(1)	(781)
Total interest and other income, net	$(3,358)	$(3,405)	$(5,482)	$(6,470)

10. Segment Information

PSCo has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2007
Revenues from:
External customers	$638,142	$190,157	$7,299	$—	$835,598
Internal customers	71	3	—	(74)	—
Total revenue	$638,213	$190,160	$7,299	$(74)	$835,598
Segment net income (loss)	$59,025	$8,809	$(53,696)	$—	$14,138

Three months ended June 30, 2006
Revenues from:
External customers	$599,812	$160,017	$7,402	$—	$767,231
Internal customers	57	19	—	(76)	—
Total revenue	$599,869	$160,036	$7,402	$(76)	$767,231
Segment net income	$39,980	$7,456	$4,756	$—	$52,192

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2007
Revenues from:
External customers	$1,274,642	$706,551	$18,096	$—	$1,999,289
Internal customers	157	53	—	(210)	—
Total revenue	$1,274,799	$706,604	$18,096	$(210)	$1,999,289
Segment net income (loss)	$106,427	$40,557	$(47,097)	$—	$99,887

Six months ended June 30, 2006
Revenues from:
External customers	$1,271,931	$742,918	$19,407	$—	$2,034,256
Internal customers	120	56	—	(176)	—
Total revenue	$1,272,051	$742,974	$19,407	$(176)	$2,034,256
Segment net income	$86,232	$34,108	$8,699	$—	$129,039

11. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2007	2006	2007	2006
Net income	$14.1	$52.2	$99.9	$129.0
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges (see Note 8)	0.9	1.6	1.4	—
After-tax net realized gains on derivative transactions reclassified into earnings (see Note 8)	(0.3)	(1.9)	(0.7)	(0.7)
Other comprehensive income	0.6	(0.3)	0.7	(0.7)
Comprehensive income	$14.7	$51.9	$100.6	$128.3

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

13. Subsequent Events

PSCo Natural Gas Rate Case — On June 18, 2007, the CPUC approved a settlement between PSCo, the CPUC staff and the Colorado Office of Consumer Council (OCC), which granted the following:

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

For more information, see Note 5 to the Consolidated Financial Statements.

Long-Term Borrowings

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

Forward-Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on the financial condition and results of operations of PSCo during the periods presented, or are expected to have a material impact in the future and gives effect to the restatement discussed in Note 2 to the consolidated financial statements. It should be read in conjunction with the accompanying unaudited financial statements and notes.

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of PSCo to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims, including the COLI settlement discussed below; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q/A for the quarter ended June 30, 2007.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Current Report on Form 8-K/A filed on Dec. 14, 2007. Commodity price and interest rate risks for PSCo are mitigated due to cost-based rate regulation. At June 30, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006.

Management Changes

On May 31, 2007, Patricia K. Vincent, chief executive officer and president of PSCo, announced her resignation, effective June 5, 2007. Ms. Vincent was a named executive officer of Xcel Energy Inc. in its most recent proxy statement of April 18, 2007.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $99.9 million for the first six months of 2007, compared with approximately $129.0 million for the first six months of 2006.

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

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other operating and maintenance expense for the six months ended June 30:

(Millions of dollars)	2007 vs. 2006
Higher donation costs	$5
Higher labor costs	4
Higher consulting costs	3
Higher material costs	2
Lower employee benefit costs	(4)
Total increase in other operating and maintenance expense	$10

Income Taxes — Income tax expense increased by approximately $38.9 million for the first six months of 2007 compared with the first six months of 2006. The increase in income tax expense was primarily due to an increase in pretax income (excluding COLI) and $15.3 million of tax expense related to the COLI settlement in 2007.  The effective tax rate was 44.0 percent for the first six months of 2007, compared with 23.5 percent for the same period in 2006. The higher effective tax rate for the first six months of 2007 was primarily due to the COLI settlement.  Without these charges, the effective tax rate for 2007 would have been 27.5 percent.

Regulation

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electric energy sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of PSCo. State and local agencies have jurisdiction over many of PSCo’s activities, including regulation of retail rates and environmental matters. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

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

Other Regulatory Matters — PSCo

Renewable Energy Standard — The 2007 Colorado legislature adopted an increased Renewable Energy Standard that requires PSCo to generate or purchase electricity from renewable resources equaling at least 10 percent of its retail sales by 2010, 15 percent of retail sales by 2015 and 20 percent of retail sales by 2020. The new law limits the incremental retail rate impact from these acquisitions to 2 percent. The new legislation encourages favorable cost recovery for utility investment in renewable resources, including the use of a rider mechanism and a return on construction work in progress.

Transmission Cost Recovery Legislation — The 2007 Colorado legislature enacted legislation that is intended to encourage investment in transmission infrastructure in Colorado. The new legislation provides for recovery through a rate rider of all costs a utility incurs in the planning, developing and construction or expansion of transmission facilities and for current recovery through this rider of the utilities weighted average cost of capital on transmission construction work in progress as of the end of the prior year. This legislation also provides for rate-regulated Colorado utilities to develop plans to construct or expand transmission facilities to transmission constrained zones where new electric generation facilities, including renewable energy facilities, are likely to be located and provides for expedited approvals for such facilities.

2003 Least Cost Plan (LCP) Investigation — In January 2007, PSCo filed with the CPUC its final report on its evaluation of the bids submitted in response to PSCo’s 2005 All Source request for proposal under PSCo’s 2003 LCP. In the report, PSCo stated it intended to negotiate extensions to power purchase agreements for the output from three existing gas-fired facilities for a total of 465 MW of the 896 MW needed for 2013. The final report explained that PSCo was intentionally waiting to fill the remaining 430MW resources needed in 2013 until PSCo’s 2007 LCP and that PSCo was rejecting uneconomic bids received for new coal generation and for renewal of contracts with existing natural gas-fired generators.

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

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against PSCo. After consultation with legal counsel, PSCo has recorded an estimate of the probable cost of settlement or other disposition for such matters. See Notes 5 and 6 of the Financial Statements in this Quarterly Report on Form 10-Q/A for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Note 12 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, for a description of certain legal proceedings presently pending.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Dec. 17, 2007.

Public Service Co. of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer