Form 10-Q/A
period 2007-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2007-12-17
CIK 81018

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

The terms of the settlement have been previously reported, most recently in our Form 10-Q for the quarter ended Sept. 30, 2007, filed on Oct. 26, 2007.  The settlement has been implemented and the policies have been surrendered.

As a result of the settlement in principle, which required the surrender of the COLI policies, PSCo had previously classified all amounts related to PSRI as a discontinued operation for all periods presented in its Forms 10-Q for the periods ended June 30, 2007 and Sept. 30, 2007.

Pursuant to a routine review of our periodic reports by the staff of the Securities and Exchange Commission, management reassessed the appropriateness of the treatment of PSRI as a discontinued operation under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and determined that PSRI operations, including the impact of the IRS settlement, should be presented for financial reporting purposes as part of continuing operations rather than as discontinued operations as previously reported in the Form 10-Q.

This Amendment No. 1 on Form 10-Q/A (the “Report”) is being filed to amend and restate PSCo’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2007 and 2006, that was filed on Oct. 26, 2007 (the “Original Report”).  The purpose of this amendment is to reflect the restatement of PSCo’s previously issued financial statement as of and for the three and nine month periods ended Sept. 30, 2007, and update other information, including Management’s Discussion and Analysis to reflect the restatement, in each case to reflect PSRI as a continuing operation.  These revised sections of this report have not otherwise been updated for events occurring after the date of the financial statements, except to reflect the COLI tax settlement and the related treatment of PSRI as a continuing operation included in Note 4 to the consolidated financial statements. All other information is unchanged and reflects the disclosures made at the time of the original filing. In addition, currently dated certifications from PSCo’s Chief Executive Officer and Chief Financial Officer have been included as exhibits to this Form 10-Q/A.

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2007 (As restated See Note 2)	2006 (As restated See Note 2)	2007 (As restated See Note 2)	2006 (As restated See Note 2)
Operating revenues
Electric utility	$669,598	$644,445	$1,944,240	$1,916,376
Natural gas utility	104,930	142,422	811,481	885,340
Steam and other	6,733	6,857	24,829	26,264
Total operating revenues	781,261	793,724	2,780,550	2,827,980

Operating expenses
Electric fuel and purchased power	340,270	391,011	1,058,400	1,157,636
Cost of natural gas sold and transported	35,576	78,062	562,086	654,607
Cost of sales — steam and other	2,670	3,203	9,681	14,405
Other operating and maintenance expenses	144,209	140,486	432,552	418,791
Depreciation and amortization	66,377	61,375	198,309	179,895
Taxes (other than income taxes)	19,738	20,083	65,226	64,707
Total operating expenses	608,840	694,220	2,326,254	2,490,041

Operating income	172,421	99,504	454,296	337,939

Interest and other income (expense) - net	244	(4,043)	(5,238)	(10,513)
Allowance for funds used during construction - equity	3,965	1,052	8,707	1,315

Interest charges and financing costs
Interest charges — includes other financing costs of $1,411, $1,509, $4,161 and $4,547, respectively	34,337	32,951	101,012	101,993
Interest and penalties related to COLI settlement	2,190	—	43,401	—
Allowance for funds used during construction — debt	(3,496)	(3,840)	(8,664)	(9,305)
Total interest charges and financing costs	33,031	29,111	135,749	92,688

Income before income taxes	143,599	67,402	322,016	236,053
Income taxes	37,941	20,044	116,471	59,656
Net income	$105,658	$47,358	$205,545	$176,397

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of dollars)

	Nine Months Ended Sept. 30,
	2007 (As restated See Note 2)	2006 (As restated See Note 2)
Operating activities
Net income	$205,545	$176,397
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	206,107	190,859
Deferred income taxes	63,083	70,736
Amortization of investment tax credits	(2,943)	(2,962)
Allowance for equity funds used during construction	(8,707)	(1,315)
Net realized and unrealized hedging and derivative transactions	(13,643)	(58,220)
Changes in operating assets and liabilities:
Accounts receivable	80,347	144,710
Accrued unbilled revenues	(8,231)	65,883
Inventories	17,239	19,685
Recoverable purchased natural gas and electric energy costs	136,080	212,713
Prepayments and other	342	3,314
Accounts payable	(94,986)	(261,725)
Net regulatory assets and liabilities	572	(39,151)
Other current liabilities	44,109	10,991
Change in other noncurrent assets	7,416	2,860
Change in other noncurrent liabilities	(48,113)	(8,331)
Net cash provided by operating activities	584,217	526,444

Investing activities
Capital/construction expenditures	(491,770)	(399,924)
Allowance for equity funds used during construction	8,707	1,315
Investments in utility money pool arrangement	(494,700)	—
Receipts from utility money pool arrangement	494,700	—
Restricted cash	(8,639)	(3,200)
Other investments	249	1,728
Net cash used in investing activities	(491,453)	(400,081)

Financing activities
Short-term debt repayments - net	(372,500)	(98,604)
Proceeds from issuance of long-term debt	343,756	—
Borrowings under utility money pool arrangement	475,500	934,800
Repayments under utility money pool arrangement	(475,500)	(902,400)
Repayment of long-term debt, including reacquisition premiums	(101,031)	(125,997)
Capital contribution from parent	330,176	193,185
Dividends paid to parent	(196,066)	(129,655)
Net cash provided by (used in) financing activities	4,335	(128,671)

Net increase (decrease) in cash and cash equivalents	97,099	(2,308)
Cash and cash equivalents at beginning of period	3,011	3,662
Cash and cash equivalents at end of period	$100,110	$1,354

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$34,374	$86,441
Cash paid for income taxes (net of refunds received)	41,939	30,395

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$29,265	$7,774

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of dollars)

	Sept. 30, 2007 (As restated See Note 2)	Dec. 31, 2006 (As restated See Note 2)
ASSETS
Current assets:
Cash and cash equivalents	$100,110	$3,011
Accounts receivable, net of allowance for bad debts of $19,760 and $18,415, respectively	269,937	355,738
Accounts receivable from affiliates	14,075	8,621
Accrued unbilled revenues	207,592	199,361
Recoverable purchased natural gas and electric energy costs	21,747	157,827
Materials and supplies inventories	45,326	43,029
Fuel inventories	41,827	40,997
Natural gas inventories	135,201	155,567
Derivative instruments valuation	36,337	28,111
Deferred income taxes	39,946	62,791
Prepayments and other	22,038	14,654
Total current assets	934,136	1,069,707
Property, plant and equipment, at cost:
Electric utility plant	6,548,891	6,409,194
Natural gas utility plant	1,877,749	1,825,560
Common utility and other property	724,994	725,864
Construction work in progress	690,261	429,878
Total property, plant and equipment	9,841,895	9,390,496
Less accumulated depreciation	(3,032,148)	(2,912,233)
Net property, plant and equipment	6,809,747	6,478,263
Other assets:
Regulatory assets	588,108	589,016
Derivative instruments valuation	146,403	161,502
Other investments	20,012	19,346
Other	41,545	45,785
Total other assets	796,068	815,649
Total assets	$8,539,951	$8,363,619
LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$1,425	$101,379
Short-term debt	—	372,500
Accounts payable	317,285	385,724
Accounts payable to affiliates	27,764	30,291
Taxes accrued	74,772	84,960
Dividends payable to parent	67,792	64,778
Derivative instruments valuation	44,690	38,616
Accrued interest	71,447	35,362
Other	88,210	74,381
Total current liabilities	693,385	1,187,991
Deferred credits and other liabilities:
Deferred income taxes	1,050,256	1,004,027
Deferred investment tax credits	56,092	59,035
Regulatory liabilities	473,970	470,255
Pension and employee benefit obligations	256,115	301,277
Customers advances	278,390	279,011
Derivative instruments valuation	137,044	156,623
Asset retirement obligations	44,487	43,335
Other liabilities	13,006	7,750
Total deferred credits and other liabilities	2,309,360	2,321,313
Commitments and contingent liabilities
Capitalization:
Long-term debt	2,191,824	1,845,278
Common Stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,741,380	2,411,204
Retained earnings	591,370	585,219
Accumulated other comprehensive income	12,632	12,614
Total common stockholder’s equity	3,345,382	3,009,037
Total liabilities and equity	$8,539,951	$8,363,619

See Notes to Consolidated Financial Statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of Public Service Company of Colorado (PSCo) and its subsidiaries as of Sept. 30, 2007, and Dec. 31, 2006; the results of its operations for the three and nine months ended Sept. 30, 2007 and 2006; and its cash flows for the nine months ended Sept. 30, 2007 and 2006. Due to the seasonality of electric and natural gas sales of PSCo, interim results are not necessarily an appropriate base from which to project annual results.

1. Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in PSCo’s Current Report on Form 8-K/A filed on Dec. 14, 2007, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

2.          Restatement of Financial Statements

Subsequent to the issuance of PSCo’s consolidated financial statements for the quarter ended September 30, 2007, management determined that PSR Investments, Inc.(PSRI), a wholly owned subsidiary of PSCo, should not have been presented as a discontinued operation, as previously reported in the Form 10-Q, rather, PSRI should have been included as part of continuing operations.  As a result, the accompanying consolidated financial statements have been restated.

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

As a result of the settlement in principle, which required the surrender of the COLI policies, PSCo had previously classified all amounts related to PSRI as a discontinued operation for all periods presented in its Forms 10-Q for the periods ended June 30, 2007 and Sept. 30, 2007, that were filed on July 30, 2007 and Oct. 29, 2007, respectively.

Pursuant to a routine review of PSCo’s periodic reports by the staff of the Securities and Exchange Commission management reassessed the appropriateness of the treatment of PSRI as a discontinued operation under SFAS 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” and determined that PSRI operations, including the impact of the IRS settlement, should be presented as part of continuing operations for financial reporting purposes.   The inclusion of PSRI as part of continuing operations impacted Xcel Energy’s effective tax rate, which caused a change in previously reported income taxes.  The effect of presenting PSRI as part of continuing operations rather than as discontinued operations as previously reported in the Form 10-Q is reflected in the tables below:

	Consolidated Statements of Income
	For the Three Months Ended September 30,
	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Other operating and maintenance expenses	$143,287	$922	$144,209	$139,350	$1,136	$140,486
Taxes (other than income taxes)	19,735	3	19,738	20,081	2	20,083
Total operating expenses	607,915	925	608,840	693,082	1,138	694,220
Operating income	173,346	(925)	172,421	100,642	(1,138)	99,504
Interest and other income (expense), net	3,690	(3,446)	244	(610)	(3,433)	(4,043)
Interest charges	34,318	19	34,337	32,951	—	32,951
Interest and penalties related to COLI settlement	—	2,190	2,190	—	—	—
Total interest charges and financing costs	30,822	2,209	33,031	29,111	—	29,111
Income from continuing operations before income taxes	150,179	(6,580)	143,599	71,972	(4,570)	67,402
Income taxes	49,256	(11,315)	37,941	29,192	(9,148)	20,044
Income from continuing operations	100,923	4,735	105,658	42,780	4,578	47,358
Income (loss) from discontinued operations	5,272	(5,272)	—	4,578	(4,578)	—
Net income	106,195	(537)	105,658	47,358	—	47,358

	Consolidated Statements of Income
	For the Nine Months Ended September 30,
	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Other operating and maintenance expenses	$429,401	$3,151	$432,552	$415,635	$3,156	$418,791
Taxes (other than income taxes)	65,221	5	65,226	64,703	4	64,707
Total operating expenses	2,323,098	3,156	2,326,254	2,486,881	3,160	2,490,041
Operating income	457,452	(3,156)	454,296	341,099	(3,160)	337,939
Interest and other income (expense), net	7,095	(12,333)	(5,238)	2,777	(13,290)	(10,513)
Interest charges	100,992	20	101,012	101,919	74	101,993
Interest and penalties related to COLI settlement	—	43,401	43,401	—	—	—
Total interest charges and financing costs	92,328	43,421	135,749	92,614	74	92,688
Income from continuing operations before income taxes	380,926	(58,910)	322,016	252,577	(16,524)	236,053
Income taxes	130,948	(14,477)	116,471	90,856	(31,200)	59,656
Income from continuing operations	249,978	(44,433)	205,545	161,721	14,676	176,397
Income (loss) from discontinued operations	(39,578)	39,578	—	14,676	(14,676)	—
Net income	210,400	(4,855)	205,545	176,397	—	176,397

	Consolidated Balance Sheet
	Sept. 30, 2007			December 31, 2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Cash and cash equivalents	$100,070	$40	$100,110	$3,011	$—	$3,011
Accounts receivable	269,557	380	269,937	332,933	22,805	355,738
Prepayments and other	13,933	8,105	22,038	14,284	370	14,654
Deferred income taxes	28,966	10,980	39,946	47,075	15,716	62,791
Current assets of discontinued operations	22,126	(22,126)	—	52,593	(52,593)	—
Total current assets	936,757	(2,621)	934,136	1,083,409	(13,702)	1,069,707
Other investments	19,941	71	20,012	11,136	8,210	19,346
Other assets	38,630	2,915	41,545	45,785	—	45,785
Noncurrent assets of discontinued operations	14,363	(14,363)	—	15,779	(15,779)	—
Total other assets	807,445	(11,377)	796,068	823,218	(7,569)	815,649
Total assets	8,553,949	(13,998)	8,539,951	8,384,890	(21,271)	8,363,619
Accounts payable	314,911	2,374	317,285	385,054	670	385,724
Taxes accrued	62,813	11,959	74,772	98,662	(13,702)	84,960
Accrued interest	46,289	25,158	71,447	35,362	—	35,362
Current liabilities of discontinued operations	37,257	(37,257)	—	670	(670)	—
Total current liabilities	691,151	2,234	693,385	1,201,693	(13,702)	1,187,991
Deferred income taxes	1,061,633	(11,377)	1,050,256	1,011,591	(7,564)	1,004,027
Other liabilities	13,006	—	13,006	7,755	(5)	7,750
Total deferred credits and other liabilities	2,320,737	(11,377)	2,309,360	2,328,882	(7,569)	2,321,313
Retained earnings	596,225	(4,855)	591,370	585,219	—	585,219
Total common stockholder’s equity	3,350,237	(4,855)	3,345,382	3,009,037	—	3,009,037
Total liabilities and equity	8,553,949	(13,998)	8,539,951	8,384,890	(21,271)	8,363,619

	Consolidated Cash Flow Statement
	For the Nine Months Ended Sept. 30,
	2007			2006
(Thousands of dollars)	As Previously Reported	Adjustment	As Restated	As Previously Reported	Adjustment	As Restated
Net income	$210,400	$(4,855)	$205,545	$176,397	$—	$176,397
Remove loss (income) from discontinued operations	39,578	(39,578)	—	(14,676)	14,676	—
Deferred income taxes	62,160	923	63,083	58,822	11,914	70,736
Change in accounts receivable	57,922	22,425	80,347	152,982	(8,272)	144,710
Change in prepayments and other	186	156	342	3,147	167	3,314
Change in accounts payable	(96,689)	1,703	(94,986)	(261,802)	77	(261,725)
Change in other current liabilities	(6,710)	50,819	44,109	8,244	2,747	10,991
Change in other noncurrent assets	10,236	(2,820)	7,416	2,860	—	2,860
Change in other noncurrent liabilities	(48,118)	5	(48,113)	(8,331)	—	(8,331)
Operating cash flows provided by discontinued operations	28,947	(28,947)	—	21,842	(21,842)	—
Net cash provided by operating activities	584,386	(169)	584,217	526,977	(533)	526,444
Other investments	—	249	249	1,269	459	1,728
Net cash used in investing activities	(491,702)	249	(491,453)	(400,540)	459	(400,081)
Net increase (decrease) in cash and cash equivalents	97,019	80	97,099	(2,234)	(74)	(2,308)
Net increase (decrease) in cash and cash equivalents-discontinued operations	40	(40)	—	(37)	37	—
Cash and cash equivalents at beginning of year	3,011	—	3,011	2,848	814	3,662
Cash and cash equivalents at end of quarter	100,070	40	100,110	577	777	1,354

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

The essential financial terms of the final settlement, as accepted and implemented, are as follows:

1.

Xcel Energy will pay the government a total of $64.4 million in full settlement of the government’s claims for tax, penalty, and interest for tax years 1993-2007. The recognition of this settlement resulted in total expense of $59.5 million, including federal and state tax, interest on the federal and state tax liabilities, penalties, and tax benefits on the interest expense for the nine months ended Sept. 30, 2007. The expense of $59.5 million includes $43.4 million of interest and penalties and income tax of $16.1 million (net of tax benefit on the interest expense of $14.3 million).

2.	Xcel Energy will pay that settlement amount as follows:

•

$32.2 million of that amount will be satisfied by tax and interest amounts that Xcel Energy has paid or is deemed under the terms of the settlement to have made to the government with respect to tax years 1993 and 1994.

•	Xcel Energy will satisfy the remaining settlement amount owed by paying the government $32.2 million by Oct. 31, 2007.

3.	The total settlement amount will be allocated toward specified amounts of tax, penalty, and interest owed for 1993 and 1994 and other amounts of tax and interest owed for 1995.

4.	Except as stated above, Xcel Energy will be entitled to claim COLI-related interest deductions for tax years 1995-2007.

5.	Xcel Energy will surrender the policies to its insurer by Oct. 31, 2007 without having to recognize a taxable gain on the surrender.

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

The amount of unrecognized tax benefits was $11.4 million on Jan. 1, 2007 and  $10.5 million on Sept. 30, 2007. These amounts were offset against the tax benefits associated with net operating loss and tax credit carryovers of $7.5 million on Jan. 1, 2007 and $6.5 million on Sept. 30, 2007.

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

The decrease in the unrecognized tax benefit balance for continuing operations of $11.0 million from July 1, 2007 to Sept. 30, 2007, was due to the addition of similar uncertain tax positions relating to third quarter activity, the resolution of certain federal audit matters, and the final settlement of the COLI litigation. PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state tax audits progress. However, at this time due to the nature of the audit process, it is not reasonably possible to estimate a range of the possible change.

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

Transmission Cost Adjustment Rider — On Sept. 7, 2007, PSCo filed with the CPUC a request to implement a transmission cost adjustment rider, which would recover approximately $18.2 million in 2008. This filing is pursuant to recently enacted legislation which entitled public utilities to recover, through a separate rate adjustment clause, the costs that it prudently incurs in planning, developing, and completing the construction or expansion of transmission facilities. This legislation further encourages utilities to invest in transmission facilities by allowing the recovery of the total balance of construction work in progress related to those transmission investments at PSCo’s weighted average cost of capital including its most recently authorized rate of ROE. The CPUC staff and certain other parties are challenging the scope of PSCo’s requested cost recovery under the rider during 2008 and have asked the CPUC to set PSCo’s application for hearing. PSCo expects the CPUC to rule on its application prior to Dec. 31, 2007.

6. Commitments and Contingent Liabilities

Except to the extent noted below, the circumstances set forth in Notes 13 and 14 to the consolidated financial statements in PSCo’s Current Report on Form 8-K/A filed on Dec. 17, 2007 and Notes 4 and 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q/A, appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference. The following are unresolved contingencies that are material to PSCo’s financial position:

Operating Leases — During the second and third quarters of 2007, PSCo commenced purchased power agreements that are being accounted for as operating leases in accordance with Emerging Issues Task Force 01-8, “Determining Whether an Arrangement Contains a Lease” and SFAS 13 —“Accounting for Leases”. These agreements require capacity payments of

$30.2 million, $35.7 million, $32.0 million, $21.3 million, $17.1 million and $355.6 million for 2007, 2008, 2009, 2010, 2011 and thereafter, respectively.

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

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of PSCo’s facilities contain asbestos. Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated. PSCo has recorded an estimate for final removal of the asbestos as an asset retirement obligation. See additional discussion of asset retirement obligations in Note 14 of the PSCo Current Report on Form 8-K/A filed on Dec. 17, 2007. It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment. The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

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

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulates mercury emissions from power plants for the first time. PSCo continues to evaluate the strategy for complying with CAMR. In February 2007, the Colorado Air Quality Control Commission passed a mercury rule to implement CAMR in Colorado. The rule was based on a negotiated rule that was agreed upon by participating environmental groups, utilities, local government coalitions, and the CAPCD. The rule requires mercury emission controls capable of achieving 80 percent capture be installed at Pawnee Station in 2012 and all other Colorado units by 2014. PSCo is in the process of installing mercury monitors on seven Colorado units at an estimated aggregate cost of approximately $2.6 million. PSCo is evaluating the mercury emission controls required to meet the new rule and is currently unable to provide a capital cost estimate. The EPA has expressed concerns with allowance restrictions after reviewing the Colorado mercury rule.

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

9. Detail of Interest and Other Income, Net

Interest and other income, net of nonoperating expenses, for the three and nine months ended Sept. 30 consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of dollars)	2007	2006	2007	2006

Interest income	$3,328	$391	$6,439	$2,518
Other nonoperating income	923	594	1,919	3,075
Employee-related insurance policy expense	(4,007)	(3,605)	(13,595)	(13,902)
Other nonoperating expense	—	(1,423)	(1)	(2,204)
Total interest and other income (expense), net	$244	$(4,043)	$(5,238)	$(10,513)

10. Segment Information

PSCo has two reportable segments, Regulated Electric Utility and Regulated Natural Gas Utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the Regulated Electric Utility segment.

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended September 30, 2007
Revenues from:
External customers	$669,598	$104,930	$6,733	$—	$781,261
Internal customers	27	(30)	—	3	—
Total revenue	$669,625	$104,900	$6,733	$3	$781,261
Segment net income	$87,991	$9,289	$8,378	$—	$105,658

Three months ended September 30, 2006
Revenues from:
External customers	$644,445	$142,422	$6,857	$—	$793,224
Internal customers	35	5	—	(40)	—
Total revenue	$644,480	$142,427	$6,857	$(40)	$793,224
Segment net income	$39,622	$5,653	$2,083	$—	$47,358

(Thousands of dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended September 30, 2007
Revenues from:
External customers	$1,944,240	$811,481	$24,829	$—	$2,780,550
Internal customers	184	22	—	(206)	—
Total revenue	$1,944,424	$811,503	$24,829	$(206)	$2,780,550
Segment net income (loss)	$194,419	$49,846	$(38,720)	$—	$205,545

Nine months ended September 30, 2006
Revenues from:
External customers	$1,916,376	$885,340	$26,264	$—	$2,827,980
Internal customers	155	61	—	(216)	—
Total revenue	$1,916,531	$885,401	$26,264	$(216)	$2,827,980
Segment net income	$125,854	$39,761	$10,782	$—	$176,397

11. Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Millions of dollars)	2007	2006	2007	2006
Net income	$105.7	$47.4	$205.5	$176.4
Other comprehensive income:
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges (see Note 8)	(0.3)	—	1.1	—
After-tax net realized gains on derivative transactions reclassified into earnings (see Note 8)	(0.4)	(0.4)	(1.1)	(1.1)
Other comprehensive income	(0.7)	(0.4)	—	(1.1)
Comprehensive income	$105.0	$47.0	$205.5	$175.3

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of PSCo to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims, including the COLI settlement discussed below; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2006 and Exhibit 99.01 to this report on Form 10-Q/A for the quarter ended Sept. 30, 2007.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Current Report on Form 8-K/A filed on Dec 14, 2007. Commodity price and interest rate risks for PSCo are mitigated due to cost-based rate regulation. At Sept. 30, 2007, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2006.

Management Changes

On May 31, 2007, Patricia K. Vincent, chief executive officer and president of PSCo, announced her resignation, effective June 5, 2007. Ms. Vincent was a named executive officer of Xcel Energy Inc. in its most recent proxy statement of April 18, 2007.

On Friday, Sept. 21, 2007, Tim E. Taylor was named the chief executive officer and president of PSCo.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $205.5 million for the first nine months of 2007, compared with approximately $176.4 million for the first nine months of 2006.

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

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $18.4 million, or 10.2 percent, for the first nine months of 2007, compared with the first nine months of 2006. The increase was due to normal plant additions and the approved change in depreciation accruals for 2007 from the 2006 Colorado rate case settlement resulting in an additional depreciation expense of $10.4 million year-to-date.

Interest and other income — Interest and other income increased by approximately $4.3 million for the first nine months of 2007, compared with the first nine months of 2006. The increase was primarily due to interest income accrued on deferred fuel costs and note receivables related to third party use of interconnection facilities.

Allowance for funds used during construction, equity and debt (AFDC) — AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction. Generally, these costs are recovered from customers, in future rates, as the related property is depreciated. AFDC increased by approximately $6.8 million, or 63.6 percent for the first nine months of 2007, compared with the first nine months in 2006. The increase was primarily due to the construction of Comanche 3. The increase was partially offset by the current recovery from customers of the financing costs related to this construction through base rates, resulting in a lower recognition of AFDC.

Income Taxes — Income tax expense increased by approximately $56.8 million for the first nine months of 2007 compared with the first nine months of 2006. The increase was primarily due to higher pretax income. The effective tax rate was 36.2 percent for the first nine months of 2007, compared with 25.3 percent for the same period in 2006. The higher effective tax rate for the first nine months of 2007 was primarily due to the COLI settlement.  Without these charges, the effective tax rate for 2007 would have been 26.8 percent.

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

Other Regulatory Matters — PSCo

Renewable Energy Standard — The 2007 Colorado legislature adopted an increased RES that requires PSCo to generate or cause to be generated electricity from renewable resources equaling at least 10 percent of its retail sales by 2010, 15 percent of retail sales by 2015 and 20 percent of retail sales by 2020. The new law limits the incremental retail rate impact from these acquisitions to 2 percent. The new legislation encourages the CPUC to consider earlier and timely cost recovery for utility investment in renewable resources, including the use of a rider mechanism and a return on construction work in progress.

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

On March 1, 2007, the CPUC issued an order requiring PSCo to apply for approval of a 2013 contingency plan. On April 2, 2007, PSCo filed its 2013 contingency plan, which recommended addressing the remaining 2013 resource need in the 2007 LCP. PSCo’s contingency plan also listed other options, which PSCo predicts will be less costly than accepting the uneconomic coal and natural gas bids.

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

Item 1A. Risk Factors

PSCo’s risk factors are documented in Item 1A of Part I of its 2006 Annual Report on Form 10-K, which is incorporated herein by reference. As a result of developments in our business since the filing of the 2006 Annual Report on Form 10-K and the Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2007, we are providing below an update of the risk factor relating to COLI.

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