Form 10-K
period 2007-12-31
PUBLIC SERVICE CO OF COLORADO
filed 2008-02-25
CIK 81018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of a “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

☐ Large accelerated filer    ☐ Accelerated filer    ☒ Non-accelerated filer    ☐ Smaller reporting company

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐   No  ☒

As of Feb. 25, 2008, 100 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE: Xcel Energy Inc.’s Definitive Proxy Statement for its 2008 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K

Public Service Company of Colorado meets the conditions set forth in General Instruction I(1)(a) and (b) of Form 10-K and is therefore filing this form with the reduced disclosure format permitted by General Instruction I(2).

INDEX

PART I
Item 1 — Business
DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS
COMPANY OVERVIEW
ELECTRIC UTILITY OPERATIONS
Overview
Summary of Recent Regulatory Developments
Public Utility Regulation
Capacity and Demand
Energy Sources and Related Transmission Initiatives
Fuel Supply and Costs
Commodity Marketing Operations
Electric Operating Statistics
NATURAL GAS UTILITY OPERATIONS
Summary of Recent Regulatory Developments
Capability and Demand
Natural Gas Supply and Costs
Natural Gas Operating Statistics
ENVIRONMENTAL MATTERS
EMPLOYEES
Item 1A — Risk Factors
Item 1B — Unresolved SEC Staff Comments
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
Item 8 — Financial Statements and Supplementary Data
Item 9 — Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A(T) — Controls and Procedures
Item 9B — Other Information

PART III
Item 10 — Directors, Executive Officers and Corporate Governance
Item 11 — Executive Compensation
Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13 — Certain Relationships, Related Transactions and Director Independence
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
FERC

Federal Energy Regulatory Commission. The U.S. agency that regulates the rates and services for transportation of electricity and natural gas and the sale of electricity at wholesale, in interstate commerce, including the sale of electricity at market-based rates.

NERC	North American Electric Reliability Council
IRS	Internal Revenue Service
OCC	Colorado Office of Consumer Counsel
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
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

QSP

Quality of service plan. Provides for bill credits to retail customers if the utility does not achieve certain operational performance targets and/or specific capital investments for reliability. The current QSP for PSCo and SPS electric utility expired in 2006. A new QSP for the PSCo electric utility provides for bill credit to customers based upon operational performance standards through Dec. 31, 2010. The QSP for the PSCo gas utility expires December 2007.

SCA

Steam cost adjustment. Allows PSCo to recover the difference between its actual cost of fuel and the amount of these costs recovered under its base steam service rates. The SCA is revised annually to coincide with changes in fuel costs.

TCR	Transmission cost recovery.

Other Terms and Abbreviations
AFDC

Allowance for funds used during construction. Defined in regulatory accounts as a non-cash accounting convention that represents the estimated composite interest costs of debt and a return on equity funds used to finance construction. The allowance is capitalized in property accounts and included in income.

ALJ	Administrative law judge. A judge presiding over regulatory proceedings.
ARO	Asset Retirement Obligation.
BART	Best Available Retrofit Technology
CO2	Carbon dioxide
CAMR	Clean Air Mercury Rule
CAPCD	Colorado Air Pollution Control Division
COLI	Corporate-owned life insurance.
derivative instrument	A financial instrument or other contract with all three of the following characteristics:
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

GHG	Greenhouse Gas
JOA	Joint operating agreement among the Utility Subsidiaries
LIBOR	London Interbank Offered Rate

mark-to-market

The process whereby an asset or liability is recognized at fair value and the change in the fair value of that asset or liability is recognized in current earnings in the Consolidated Statements of Operations or in Other Comprehensive Income within equity during the current period.

MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator
Moody’s	Moody’s Investor Services Inc.
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

NOx	Nitrogen oxide
nonutility	All items of revenue, expense and investment not associated, either by direct assignment or by allocation, with providing service to the utility customer.
PBRP	Performance-based regulatory plan. An annual electric earnings test, an electric quality of service plan and a natural gas quality of service plan established by the CPUC.
PUHCA

Public Utility Holding Company Act of 2005. Successor to the Public Utility Holding Company Act of 1935, enacted to regulate the corporate structure and financial operations of utility holding companies. Eliminates most federal regulation of utility holding companies. Transfers other regulatory authority from the SEC to the FERC.

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

SFAS	Statement of Financial Accounting Standards
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services
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

VaR	Value-at-risk
wheeling or transmission	An electric service wherein high voltage transmission facilities of one utility system are used to transmit power generated within or purchased from another system.

Measurements
Btu	British thermal unit. A standard unit for measuring thermal energy or heat commonly used as a gauge for the energy content of natural gas and other fuels.
GWh	Gigawatt hours
KV	Kilovolts

KW	Kilowatts
Kwh	Kilowatt hours
MMBtu	One million BTUs
MW	Megawatts (one MW equals one thousand KW)
Watt	A measure of power production or usage equal to the kinetic energy of an object with a mass of 2 kilograms moving with a velocity of one meter per second for one second.
Volt

The unit of measurement of electromotive force. Equivalent to the force required to produce a current of one ampere through a resistance of one ohm. The unit of measure for electrical potential. Generally measured in kilovolts or KV.

COMPANY OVERVIEW

PSCo was incorporated in 1924 under the laws of Colorado.  PSCo is an operating utility engaged primarily in the generation, purchase, transmission, distribution and sale of electricity in Colorado.  The wholesale customers served by PSCo comprised approximately 24 percent of the total sales in 2007.  PSCo also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.  PSCo provides electric utility and natural gas utility service to approximately 1.3 million customers.  All of PSCo’s retail electric operating revenues were derived from operations in Colorado during 2007.  Generally, PSCo’s earnings comprise approximately 35 percent to 45 percent of Xcel Energy’s consolidated net income.

PSCo owns the following direct subsidiaries:  1480 Welton, Inc., which owns certain real estate interests for PSCo; and Green and Clear Lakes Company, which owns water rights.  PSCo also owned PSRI, which held certain former employees’ life insurance policies.  Following settlement with the IRS during 2007, such policies were terminated.  PSCo also holds a controlling interest in several other relatively small ditch and water companies.

PSCo conducts its utility business in the following reportable segments: regulated electric utility, regulated natural gas utility and all other.  Comparative segment revenues and related financial information for fiscal 2007, 2006 and 2005 are set forth in Note 15 to the accompanying consolidated financial statements.

PSCo focuses on growing through investments in electric and natural gas rate base to meet growing customer demands, environmental and renewable energy initiatives and to maintain or increase reliability and quality of service to customers.  PSCo files periodic rate cases with state and federal regulators to earn a return on its investment and recover costs of operations.

ELECTRIC UTILITY OPERATIONS

Overview

Climate Change and Clean Energy – Like most other utilities, PSCo is subject to a significant array of environmental regulations focused on many different aspects of its operations.  There are significant future environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change.  PSCo’s electric generating facilities are likely to be subject to regulation under climate change policies introduced at either the state or federal level within the next few years.  The state in which we operate has proposed or implemented clean energy policies, such as renewable energy portfolio standards or DSM programs, in part designed to reduce the emissions of GHGs.  Congress and federal policy makers are considering climate change legislation and a variety of national climate change policies.  PSCo is advocating with state and federal policy makers for climate change and clean energy policies that will result in significant long-term reduction in GHG emissions, develop low-emitting technologies and secure, cost-effective energy supplies for our customers and our nation.

While PSCo is not currently subject to state or federal limits on its GHG emissions, PSCo has undertaken a number of initiatives to prepare for climate change regulation and reduce our GHG emissions.  These initiatives include emission reduction programs, energy efficiency and conservation programs, renewable energy development and technology exploration projects.  Although the impact of climate change policy on PSCo will depend on the specifics of state and federal policies and legislation, PSCo believes that, based on prior state commission practice, PSCo would be granted the authority to recover the cost of these initiatives through rates.

Utility Restructuring and Retail Competition — The FERC has continued with its efforts to promote more competitive wholesale markets through open-access transmission and other means.  As a consequence, PSCo and its wholesale customers can purchase from competing wholesale suppliers and use the transmission systems of the utility subsidiaries on a comparable basis to the utility subsidiaries to serve their native load.  PSCo supports the continued development of wholesale competition and non-discriminatory wholesale open access transmission services.

The retail electric business faces competition as industrial and large commercial customers have some ability to own or operate facilities to generate their own electricity.  In addition, customers may have the option of substituting other fuels, such as natural gas or steam/chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region.  While PSCo faces these challenges, its rates are competitive with currently available alternatives.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of PSCo.  State and local agencies have jurisdiction over many of PSCo’s activities, including regulation of retail rates and environmental matters.  In addition to the matters discussed below, see Note 12 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Rules Implementing Energy Policy Act of 2005 (Energy Act) — The Energy Act repealed PUHCA effective Feb. 8, 2006.  In addition, the Energy Act required the FERC to conduct several rulemakings to adopt new regulations to implement various aspects of the Energy Act.  Since August 2005, the FERC has completed several rulemaking proceedings to modify its regulations on a number of subjects, including:

•              Adopting regulations to establish a national Electric Reliability Organization (ERO) to replace the voluntary NERC structure and requiring the ERO to establish mandatory electric reliability standards and imposition of financial or other penalties for violations of adopted standards;

•              Certifying the NERC as the ERO and adopting rules making 83 NERC reliability standards mandatory and subject to potential financial penalties up to $1 million per day per violation for non-compliance effective June 18, 2007; and approving delegation agreements between NERC and various regional entities, including the Midwest Reliability Organization (MRO), SPP and Western Electricity Coordinating Council (WECC), whereby the regional entities will be responsible for regional enforcement of approved NERC standards.  On Dec. 21, 2007, the FERC approved seven additional NERC mandatory standards to be effective in first quarter 2008;

•              Adopting rules allowing utilities to seek to eliminate their mandatory Public Utility Regulatory Policies Act (PURPA) QF power purchase obligations for utilities in organized wholesale energy markets such as MISO and SPP; and

•              Adopting rules to establish incentives for investment in new electric transmission infrastructure.

During 2007, both state and federal legislative initiatives were introduced, with the Xcel Energy subsidiaries taking an active role in their development.

While PSCo cannot predict the ultimate impact the new regulations will have on its operations or financial results, PSCo is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Electric Transmission Rate Regulation — The FERC regulates the rates charged and terms and conditions for electric transmission services.  FERC policy encourages utilities to turn over the functional control over their electric transmission assets and the related responsibility for the sale of electric transmission services to an RTO.  All members within that RTO are then subjected to those rates.  PSCo is currently participating with other utilities in the development of WestConnect, which would provide certain regionalized transmission and wholesale energy market functions but would not be an RTO.

On Feb. 15, 2007, the FERC issued final rules (Order No. 890) adopting revisions to its open access transmission service rules.  Xcel Energy submitted the required revisions to its Open Access Transmission Tariff (OATT) on July 13, 2007, Sept. 11, 2007 and Dec. 7, 2007, as required.  The compliance filings are pending FERC action.  On Dec. 28, 2007, the FERC issued an order on rehearing making certain modifications to Order No. 890.  The revised rules will be effective in March 2008.  Xcel Energy is now reviewing the amended final rules.

In addition, in January 2007, the FERC issued interim and proposed rules to modify the current FERC standards of conduct rules governing the functional separation of the Xcel Energy electric transmission function from the wholesale sales and marketing function.  The proposed rules are pending final FERC action.

While PSCo cannot predict the ultimate impact the new regulations will have on its operations or financial results, PSCo is taking actions that are intended to comply with and implement these new rules and regulations as they become effective.

Market Based Rate Rules — In June 2007, the FERC issued a final order governing its market-based rate authorizations to electric utilities.  The FERC reemphasized its commitment to market-based pricing, but is revising the tests it uses to assess whether a utility has market power and has emphasized that it intends to exercise greater oversight where it has market-based rate authorizations.  PSCo has been granted market-based rate authority and will be subject to the new rule.

An aspect of the FERC’s market-based rate requirements is the requirement to charge mitigated rates in markets where a utility is found to have market power.  PSCo has been authorized by the FERC to charge market-based rates outside of their control areas, but are generally limited to charging mitigated rates within their control areas.  PSCo uses cost-based rate caps set out in the Western Systems Power Pool (WSPP) agreement as their applicable mitigated rates, an approach approved by the FERC.  However, concurrently with the issuance of the final order, the FERC initiated a proceeding to investigate whether the use of the WSPP rate caps for this purpose is just and reasonable.  An outcome of this proceeding may be to lower the mitigated rates that PSCo and SPS may charge in their control areas.

Public Utility Regulation

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

Fuel, Purchased Energy and Conservation Cost Recovery Mechanisms — PSCo has several retail adjustment clauses that recover fuel, purchased energy and other resource costs:

•              ECA — Effective Jan. 1, 2007 the ECA includes an incentive adjustment to encourage efficient operation of base load coal plants and encourage cost reductions through purchases of economical short-term energy.  The total incentive payment to PSCo in any calendar year will not exceed $11.25 million.  The ECA mechanism is revised quarterly and interest accrues monthly on the average deferred balance.  The ECA will expire at the earlier of rates taking effect after Comanche 3 is placed in service or Dec. 31, 2010.

•              PCCA — The PCCA allows for recovery of purchased capacity payments to power suppliers under specifically identified power purchase agreements that are not included in the determination of PSCo’s base electric rates or other recovery mechanisms.  Effective Jan. 1, 2007, all prudently incurred purchased capacity costs are recovered through the PCCA. The PCCA will expire at the earlier of rates taking effect after Comanche 3 is placed in service or Dec. 31, 2010.

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

•              Renewable Energy Service Adjustment (RESA) — The RESA recovers costs associated with complying with the provisions of a citizen referred ballot initiative passed in 2004 that establishes a renewable portfolio standard for PSCo’s electric customers.  Currently, the RESA recovers the incremental costs of compliance with the Renewable Energy Standard (RES) and is set at a level of 0.6 percent of the net costs.

•              Wind Energy Service Adjustment (WESA) — The WESA provides for the recovery of certain costs associated with the provision of wind energy resources from those customers subscribed as WindSource renewable energy customers.

•                  Transmission Cost Adjustment (TCA) — Effective January 2008, the TCA provides for the recovery outside of rate cases of transmission plant revenue requirements and allows for a return on construction work in progress for investments for grid reliability or for new or upgraded transmission facilities.

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

TCR Legislation — In 2007, a law was passed in Colorado, which provides for rate rider recovery of all costs a utility incurs in the planning, development and construction or expansion of transmission facilities and for current recovery through this rider of the utility’s weighted average cost of capital on transmission construction work in progress as of the end of the prior year.  This legislation also provides for rate-regulated Colorado utilities to develop plans to construct or expand transmission facilities to transmission constrained zones where new electric generation facilities, including renewable energy facilities, are likely to be located and provides for expedited approvals for such facilities.

In October 2007, PSCo filed an application under the new legislation for a Certificate of Public Convenience and Necessity to construct a 345 KV transmission line from Pawnee Substation to its Smoky Hill Substation.  The proposed new transmission line is intended to allow for injection of new generation capacity at Pawnee Substation for delivery to PSCo’s load center located on the front range.  PSCo estimates the cost of the new line to be approximately $110 million over five years.

Capacity and Demand

The uninterrupted system peak demand for PSCo’s electric utility for each of the last three years and the forecast for 2008, assuming normal weather, are listed below.

	System Peak Demand (in MW)
	2005	2006	2007	2008 Forecast
PSCo	6,975	6,757	6,950	6,877

The peak demand for PSCo’s system typically occurs in the summer.  The 2007 uninterrupted system peak demand for PSCo occurred on July 24, 2007.

Energy Sources and Related Transmission Initiatives

PSCo expects to meet its system capacity requirements through existing electric generating stations, power purchases, new generation facilities, DSM options and phased expansion of existing generation at select power plants.

Purchased Transmission Services — In addition to using its own transmission system, PSCo has contractual arrangements with regional transmission service providers to deliver power and energy to PSCo’s native load customers, which are retail and wholesale load obligations with terms of more than one year.

Purchased Power — PSCo has contractual arrangements to purchase power from other utilities and independent power producers.  Capacity is the measure of the rate at which a particular generating source produces electricity.  Energy is a measure of the amount of electricity produced from a particular generating source over a period of time.  Long-term purchase power contracts typically require a periodic payment to secure the capacity from a particular generating source and a charge for the associated energy actually purchased from such generating source.

PSCo also makes short-term purchases to replace generation from company-owned units that are unavailable due to maintenance and unplanned outages, to comply with minimum availability requirements, to obtain energy at a lower cost than that which could be produced by other resource options, including company-owned generation and/or long-term purchase power contracts and for various other operating requirements.

PSCo Resource Plan — PSCo estimates it will purchase approximately 40 percent of its total electric system energy needs for 2008 and generate the remainder with PSCo-owned resources.  Additional capacity has been secured under contract making additional energy available for purchase, if required.  PSCo currently has under contract or through owned generation, the resources necessary to meet its anticipated 2008 load obligation.  In November 2007, PSCo filed the Colorado Resource Plan (CRP), which details the type and amount of resources that will be added to the system for an eight year Resource Acquisition Period (RAP) through 2015.  Based on the plan, PSCo would:

•                  Increase wind power resources by 800 MW by 2015.  PSCo would then have a total of approximately 1,900 MW of wind power resources.

•                  Acquire approximately 25 MW from a central solar facility, with plans to bring in a plant of up to 200 MW as technology develops.

•                  Pursue an additional 29 MW of on-site, customer-owned solar installations.

•                  Increase customer efficiency and conservation programs with plans to double the current capacity of its programs to 694 MW, while tripling the amount of annual energy sales reductions to approximately 2,350 GWh, by 2020.

•                  Retire two older coal-burning plants (Arapahoe and Cameo) and repower at the Arapahoe site with a 480 MW summer rated combined cycle plant.

Also in November 2007, PSCo terminated a purchased power agreement, purchased the assets of the Squirrel Creek LLC project and filed a Certificate of Public Convenience and Necessity application with the CPUC to use the combustion turbines to build a new, company owned project at the existing Ft. St. Vrain generating station.  This facility would come on line in 2009.  If approved by the CPUC, the Fort St. Vrain project will leave PSCo 119 MW short of the necessary peaking power and 16 percent short of reserve margin necessary to meet the 2009 summer peak load.  PSCo will meet the differential for the summer 2009 peak by purchasing short-term capacity.  PSCo is requesting CPUC approval of the Fort St. Vrain application by April 2008.

Construction continues on a plant approved in the last resource planning docket (2003) of a 750 MW pulverized coal-fired unit at the existing Comanche power station located near Pueblo, Colo. and installation of additional emission control equipment on the two existing Comanche station units.

PSCo began construction of the new facility in the fall of 2005.  Completion is planned for the fall of 2009.  As part of an electric rate case, PSCo is allowed to include construction work in progress associated with the Comanche 3 project in rate base without an offset for allowance for funds used during construction, depending upon PSCo’s senior unsecured debt rating.

PSCo has signed an agreement with Intermountain Rural Electric Association (IREA) and Holy Cross, which transfers a portion of capacity ownership in the Comanche 3 unit to IREA and Holy Cross.

Renewable Energy Standard - The 2007 Colorado legislature adopted an increased RES that requires PSCo to generate or cause to be generated electricity from renewable resources equaling:

•                  At least 10 percent of its retail sales by 2010,

•                  15 percent of retail sales by 2015 and

•                  20 percent of retail sales by 2020.

•                  The new law limits the incremental retail rate impact from these acquisitions to 2 percent.  The new legislation encourages the CPUC to consider earlier and timely cost recovery for utility investment in renewable resources, including the use of a rider mechanism and a return on construction work in progress.

Colorado Climate Action Plan —In November 2007, Governor Ritter of Colorado published a Colorado Climate Action Plan, which calls for a reduction in GHG emissions of 20 percent by 2020 with additional reductions by 2050.

RESA — In March 2006, the CPUC approved a RESA rider of 0.6 percent.  The revenues collected under the RESA will be used to acquire sufficient solar resources to meet the on-site solar system requirements in the Colorado statutes.  In response to the new RES, PSCo filed in late 2007 to increase the RESA to a full 2 percent in order to increase renewables to levels that comply with the 20 percent renewable energy requirements.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal		Natural Gas		Average Fuel
	Cost	Percent	Cost	Percent	Cost
2007	$1.26	84%	$4.34	16%	$1.76
2006	1.24	85	6.52	15	2.01
2005	1.01	85	7.56	15	2.00

Fuel Sources — PSCo normally maintains approximately 30 days of coal inventory at each plant site.  Coal inventory levels, however, may vary widely among plants.  Coal supply inventories at Dec. 31, 2007, were approximately 41 days usage, based on the maximum burn rate for all of PSCo’s coal-fired plants.  PSCo’s generation stations use low-sulfur western coal purchased primarily under long-term contracts with suppliers operating in Colorado and Wyoming.  During 2007, PSCo’s coal requirements for existing plants were approximately 10 million tons.

PSCo has contracted for coal suppliers to supply approximately 100 percent of its coal requirements in 2008, 76 percent of its coal requirements in 2009 and 30 percent of its coal requirements in 2010.  Any remaining requirements will be filled through a request for proposal process according to the fuel supply operations procurement strategy.

PSCo has coal transportation contracts that provide for delivery of approximately 100 percent of 2008 coal requirements, 35 percent of 2009 coal requirements and 33 percent of 2010 coal requirements.  Coal delivery may be subject to short-term interruptions or reductions due to transportation problems, weather and availability of equipment.

PSCo uses both firm and interruptible natural gas and standby oil in combustion turbines and certain boilers.  Natural gas supplies and associated transportation and storage services for PSCo’s power plants are procured under contracts with various terms to provide an adequate supply of fuel.  The supply contracts expire in various years from 2008 to 2010.  The transportation and storage contracts expire in various years from 2009 to 2040.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2007, PSCo’s commitments related to supply contracts were approximately $161 million and transportation and storage contracts were approximately $1.0 billion.

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

Electric Operating Statistics

	Year Ended Dec. 31,
	2007		2006		2005
Electric Sales (Millions of Kwh)
Residential	8,904		8,557		8,390
Commercial and Industrial	18,947		18,398		17,857
Public Authorities and Other	235		243		234
Total Retail	28,086		27,198		26,481
Sales for Resale	8,913		7,820		8,112
Total Energy Sold	36,999		35,018		34,593

Number of Customers at End of Period
Residential	1,126,019		1,113,293		1,091,072
Commercial and Industrial	149,179		147,349		145,520
Public Authorities and Other	58,559		60,381		62,985
Total Retail	1,333,757		1,321,023		1,299,577
Wholesale	51		49		62
Total Customers	1,333,808		1,321,072		1,299,639

Electric Revenues (Thousands of Dollars)
Residential	$801,162		$756,701		$760,919
Commercial and Industrial	1,266,800		1,251,390		1,240,697
Public Authorities and Other	41,426		38,775		38,977
Total Retail	2,109,388		2,046,866		2,040,593
Wholesale	438,120		408,859		416,503
Other Electric Revenues	57,880		49,720		46,932
Total Electric Revenues	$2,605,388		$2,505,445		$2,504,028

Kwh Sales per Retail Customer	21,058		20,589		20,377
Revenue per Retail Customer	$1,581.54		$1,549.46		$1,570.20
Residential Revenue per Kwh	9.00	¢	8.84	¢	9.07	¢
Commercial and Industrial Revenue per Kwh	6.69		6.80		6.95
Wholesale Revenue per Kwh	4.92		5.23		5.13

NATURAL GAS UTILITY OPERATIONS

The most significant recent developments in the natural gas operations of PSCo are continued volatility in wholesale natural gas market prices and the continued trend toward declining use per customer by residential customers as a result of improved building construction technologies and higher appliance efficiencies.  From 1997 to 2007, average annual sales to the typical PSCo residential customer declined from 99 MMBtu per year to 79 MMBtu per year on a weather-normalized basis.  Although recent wholesale price increases do not directly affect earnings because of natural gas cost recovery mechanisms, the high prices are expected to encourage further efficiency efforts by customers.

Summary of Recent Regulatory Developments

Public Utility Regulation

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

For a further discussion of rate and regulatory matters see Note 12 to the consolidated financial statements.

Capability and Demand

PSCo projects peak day natural gas supply requirements for firm sales and backup transportation, which include transportation customers contracting for firm supply backup, to be 1,864,044 MMBtu.  In addition, firm transportation customers hold 591,140 MMBtu of capacity for PSCo without supply backup.  Total firm delivery obligation for PSCo is 2,455,184 MMBtu per day.  The maximum daily deliveries for PSCo in 2007 for firm and interruptible services were 1,798,030 MMBtu on Jan. 12, 2007.

PSCo purchases natural gas from independent suppliers.  These purchases are generally priced based on market indices that reflect current prices.  The natural gas is delivered under natural gas transportation agreements with interstate pipelines.  These agreements provide for firm deliverable pipeline capacity of approximately 1,612,234 MMBtu/day, which includes 831,866 MMBtu of supplies held under third-party underground storage agreements.  In addition, PSCo operates three company-owned underground storage facilities, which provide about 35,000 MMBtu of natural gas supplies on a peak day.  The balance of the quantities required to meet firm peak day sales obligations are primarily purchased at PSCo’s city gate meter stations and a small amount is received directly from wellhead sources.

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

Natural Gas Supply and Costs

PSCo actively seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio that provides increased flexibility, decreased interruption and financial risk and economical rates.  In addition, PSCo conducts natural gas price hedging activities that have been approved by the CPUC.  This diversification involves numerous supply sources with varied contract lengths.

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by PSCo’s regulated retail natural gas distribution business:

2007	$5.87
2006	7.09
2005	8.01

PSCo has certain natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2007, PSCo was committed to approximately $1.9 billion in such obligations under these contracts, which expire in various years from 2008 through 2028.

PSCo purchases natural gas by optimizing a balance of long-term and short-term natural gas purchases, firm transportation and natural gas storage contracts.  During 2007, PSCo purchased natural gas from approximately 40 suppliers.

Natural Gas Operating Statistics

	Year Ended Dec. 31,
	2007	2006	2005
Natural Gas Deliveries (Thousands of MMBtu)
Residential	93,664	87,200	91,086
Commercial and Industrial	40,216	37,923	38,475
Total Retail	133,880	125,123	129,561
Transportation and Other	117,240	121,501	118,214
Total Deliveries	251,120	246,624	247,775

Number of customers at end of period
Residential	1,169,306	1,154,598	1,130,888
Commercial and Industrial	98,053	96,787	95,302
Total Retail	1,267,359	1,251,385	1,226,190
Transportation and Other	4,110	3,945	3,728
Total Customers	1,271,469	1,255,330	1,229,918

Natural Gas Revenues (Thousands of Dollars)
Residential	$808,738	$866,176	$924,030
Commercial and Industrial	313,805	342,404	356,374
Total Retail	1,122,543	1,208,580	1,280,404
Transportation and Other	63,563	53,715	48,630
Total Natural Gas Revenues	$1,186,106	$1,262,295	$1,329,034

MMBtu Sales per Retail Customer	105.64	99.99	105.66
Revenue per Retail Customer	$885.73	$965.79	$1,044.21
Residential Revenue per MMBtu	8.63	9.93	10.14
Commercial and Industrial Revenue per MMBtu	7.80	9.03	9.26
Transportation and Other Revenue per MMBtu	0.54	0.44	0.41

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

PSCo strives to comply with all environmental regulations applicable to its operations.  However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or, what effect future laws or regulations may have upon PSCo’s operations.  For more information on environmental contingencies, see Note 13 to the consolidated financial statements and the matter discussed below.

Leyden Natural Gas Storage Facility (Leyden) — In February 2001, the CPUC approved PSCo’s plan to abandon Leyden after 40 years of operation.  In July 2001, the CPUC decided that the recovery of all Leyden costs would be addressed in a future rate proceeding when all costs were known.  The final report of post closure monitoring will be filed with the Colorado Oil and Gas Conservation Commission in early 2008.  As of Dec. 31, 2005, PSCo had incurred approximately $5.7 million of costs associated with engineering buffer studies, damage claims paid to landowners and other initial closure costs.  PSCo accrued an additional $0.2 million of costs through 2006 to complete the decommissioning and closure of the facility.  In November 2006, PSCo filed a natural gas rate case with the CPUC requesting recovery of additional Leyden costs, plus unrecovered amounts authorized from a previous rate case, which amounted to $5.9 million to be amortized over four years.

The total amount PSCo requested to be recovered from customers was $7.7 million.  Xcel Energy reached a settlement agreement with the parties in the 2006 rate case accepting the PSCo recovery amounts.  The CPUC approved the settlement agreement in June 2007.

EMPLOYEES

The number of full-time PSCo employees at Dec. 31, 2007 was 2,734.  Of these full-time employees, 2,194, or 80 percent, are covered under collective bargaining agreements.  See Note 8 in the consolidated financial statements for further discussion of the bargaining agreements.  Employees of Xcel Energy Services Inc., a subsidiary of Xcel Energy, also provide services to PSCo and are not considered in the above amounts.

Item 1A — Risk Factors

Risks Associated with Our Business

Our profitability depends in part on our ability to recover costs from our customers and there may be changes in circumstances or in the regulatory environment that impair our ability to recover costs from our customers.

We are subject to comprehensive regulation by federal and state utility regulatory agencies.  The state utility commissions regulate many aspects of our utility operations, including siting and construction of facilities, customer service and the rates that we can charge customers.  The FERC has jurisdiction, among other things, over wholesale rates for electric transmission service and the sale of electric energy in interstate commerce.

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers.  We currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated based on an analysis of our expenses incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our expenses at any given time.  While rate regulation is premised on providing a reasonable opportunity to earn a reasonable rate of return on invested capital, there can be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.   Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.  If all of our costs are not recovered through customer rates, we could incur financial operating losses, which, over the long term, could jeopardize our ability to meet our financial obligations.

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place.   However, changes in regulations or the imposition of additional regulations, including additional environmental regulation or regulation related to climate change, could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot be assured that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in its judgment, circumstances in the future so warrant.  In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.  For example, Standard and Poor’s calculates an imputed debt associated with capacity payments from purchase power contracts.   An increase in the overall level of capacity payments would increase the amount of imputed debt, based on Standard and Poor’s methodology.  Therefore, our credit ratings could be adversely affected based on the level of capacity payments associated with purchase power contracts or changes in how imputed debt is determined.  Any downgrade could lead to higher borrowing costs.

We are subject to interest rate risk.

If interest rates increase, we may incur increased interest expense on variable interest debt or short-term borrowings, which could have an adverse impact on our operating results.

We are subject to capital market risk.

PSCo’s operations require significant capital investment in plant, property and equipment; consequently, PSCo is an active participant in debt and equity markets.   Any disruption in capital markets could have a material impact on our ability to fund our operations.   Capital markets are global in nature and are impacted by numerous events throughout the world economy.  Capital market disruption events, as evidenced by the collapse in the U.S. sub-prime mortgage market, could prevent PSCo from issuing new securities or cause PSCo to issue securities with less than ideal terms and conditions.

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

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products and are subject to market supply and commodity price risk.  Commodity price changes can affect the value of our commodity trading derivatives.  We mark certain derivatives to estimated fair market value on a monthly basis (mark-to-market accounting), which may cause earnings volatility.  We utilize quoted observable market prices to the maximum extent possible in determining the value of these derivative commodity instruments.  For positions for which observable market prices are not available, we utilize observable quoted market prices of similar assets or liabilities or indirectly observable prices based on forward price curves of similar markets.  For positions for which the company has unobservable market prices, the company incorporates estimates and assumptions as to a variety of factors such as pricing relationships between various energy commodities and geographic locations.  Actual experience can vary significantly from these estimates and assumptions and significant changes from our assumptions could cause significant earnings variability.

If we encounter market supply shortages, we may be unable to fulfill contractual obligations to our retail, wholesale and other customers at previously authorized or anticipated costs.  Any such supply shortages could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations.  Any significantly higher energy or fuel costs relative to corresponding sales commitments would have a negative impact on our cash flows and could potentially result in economic losses.   Potential market supply shortages may not be fully resolved through alternative supply sources and such interruptions may cause short-term disruptions in our ability to provide electric and/or natural gas services to our customers.

We are subject to environmental laws and regulations, compliance with which could be difficult and costly.

We are subject to a number of environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances.  These laws and regulations require us to obtain and comply with a wide variety of environmental registrations, licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install pollution control equipment at our facilities, clean up spills and correct environmental hazards and other contamination.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We may be required to pay all or a portion of the cost to remediate (i.e. clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2007, these sites included:

•                  The sites of former manufactured gas plants operated by our subsidiaries or predecessors; and

•                  Third party sites, such as landfills, at which we are alleged to be a potentially responsible party that sent hazardous materials and wastes.

We are also subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings.  These mandates are designed in part to mitigate the potential environmental impacts of utility operations.  Failure to meet the requirements of these mandates may result in fines or penalties, which could have a material adverse effect on our results of operations.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could also have a material adverse effect on our results of operations.

In addition, existing environmental laws or regulations may be revised, new laws or regulations seeking to protect the environment may be adopted or become applicable to us and we may incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

We are subject to physical and financial risks associated with climate change.

There is a growing consensus that emissions of GHGs are linked to global climate change.  Climate change creates physical and financial risk.  Physical risks from climate change include an increase in sea level and changes in weather conditions, such as an increase in changes in precipitation and extreme weather events.  PSCo does not serve any coastal communities so the possibility of sea level rises does not directly affect PSCo or its customers.  Our customers’ energy needs vary with weather conditions, primarily temperature and humidity.  For residential customers, heating and cooling represent their largest energy use.  To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease depending on the duration and magnitude of the changes.  Increased energy use due to weather changes may require us to invest in more generating assets, transmission and other infrastructure to serve increased load.  Decreased energy use due to weather changes may affect our financial condition, through decreased revenues.  Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stresses, including service interruptions.  Weather conditions outside of the company’s service territory could also have an impact on PSCo’s revenues.  PSCo buys and sells electricity depending upon system needs and market opportunities.  Extreme weather conditions creating high energy demand on our own and/or other systems may raise electricity prices as we buy short-term energy to serve our own system, which would increase the cost of energy we provide to our customers.  Severe weather impacts PSCo’s service territories, primarily through thunderstorms, tornadoes and snow or ice storms.  We include storm restoration in our budgeting process as a normal business expense and we anticipate continuing to do so.  To the extent the frequency of extreme weather events increases, this could increase our cost of providing service.  Changes in precipitation resulting in droughts or water shortages could adversely affect our operations, principally our fossil generating units.  A negative impact to water supplies due to long-term drought conditions could adversely impact our ability to provide electricity to customers, as well as increase the price they pay for energy.   We may not recover all costs related to mitigating these physical and financial risks.

To the extent climate change impacts a region’s economic health, it may also impact PSCo’s revenues.  PSCo’s financial performance is tied to the health of the regional economies we serve.  The price of energy, as a factor in a region’s cost of living as well as an important input into the cost of goods, has an impact on the economic health of our communities.  The cost of additional regulatory requirements, such as a tax on GHGs or additional environmental regulation, would normally be borne by consumers through higher prices for energy and purchased goods.  To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause PSCo to receive less than ideal terms and conditions.

We may be subject to legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

Legislative and regulatory responses related to climate change create financial risk.  Increased public awareness and concern may result in more regional and/or federal requirements to reduce or mitigate the effects of GHG.  Numerous states have announced or adopted programs to stabilize and reduce GHG and federal legislation has been introduced in both houses of Congress.  PSCo’s electric generating facilities are likely to be subject to regulation under climate change policies introduced at either the state or federal level within the next few years.  PSCo is advocating with state and federal policy makers to help design climate change regulation that is effective, flexible, low-cost and consistent with the our environmental leadership strategy.

Many of the federal and state climate change legislative proposals use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time.  The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions for their own operations.  Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions.  The impact of legislation and regulations, including a “cap and trade” structure, on PSCo and its customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices.  An important factor is PSCo’s ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not recover all costs related to complying with regulatory requirements imposed on PSCo.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions.  The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets.  A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth.  Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital.

Worldwide economic activity has an impact on the demand for basic commodities needed for utility infrastructure, such as steel, copper, aluminum, etc., which may impact our ability to acquire sufficient supplies.  Additionally, the cost of those commodities may be higher than expected.

Our utility operations are subject to long term planning risks.

On a periodic basis, or as needed, our utility operations file long term resource plans.  These plans are based on numerous assumptions over the relevant planning horizon such as:  sales growth, economic activity, costs, regulatory mechanisms, impact of technology on sales and production and customer response.  Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide.  This could lead to under recovery of costs or insufficient resources to meet customer demand.

Our operations could be impacted by war, acts of terrorism, threats of terrorism or disruptions in normal operating conditions due to localized or regional events.

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

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business.  Because our generation, transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by an event (severe storm, generator or transmission facility outage, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation) within our operating systems or on a neighboring system or the actions of a neighboring utility.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material adverse impact on our financial condition and results.

We are subject to business continuity risks associated with the company’s ability to respond to unforeseen events.

The company’s response to unforeseen events will, in part, determine the financial impact of the event on our financial condition and results.  It’s difficult to predict the magnitude of such events and associated impacts.

We are subject to information security risks.

A security breach of our information systems could subject the company to financial harm associated with theft or inappropriate release of certain types of information, including, but not limited to, customer or system operating information.  We are unable to quantify the potential impact of such an event.

Rising energy prices could negatively impact our business.

Higher fuel costs could significantly impact our results of operations if requests for recovery are unsuccessful.  In addition, the higher fuel costs could reduce customer demand or increase bad debt expense, which could also have a material impact on our results of operations.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases could have an impact on our cash flows.  We are unable to predict the future prices or the ultimate impact of such prices on our results of operations or cash flows.

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

There are inherent in our natural gas distribution activities a variety of hazards and operating risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses.  In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us.  In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses.

The occurrence of any of these events not fully covered by insurance could have a material adverse effect on our financial position and results of operations.  For our distribution lines located near populated areas, including residential areas, commercial business centers, industrial sites and other public gathering areas, the level of damages resulting from these risks is greater.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of $1 million per violation per day.  Effective June 2007, 83 electric reliability standards that were historically subject to voluntary compliance became mandatory and subject to potential civil penalties for violations.  If a serious reliability incident did occur, it could have a material adverse effect on our operations or financial results.

Increasing costs associated with our defined benefit retirement plans and other employee-related benefits may adversely affect our results of operations, financial position, or liquidity.

We have defined benefit and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on actual stock market performance, changes in interest rates and any changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  Therefore, our funding requirements and related contributions may change in the future.

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

As of Dec. 31, 2007, Xcel Energy had approximately $6.3 billion of long-term debt and $1.7 billion of short-term debt or current maturities.  Xcel Energy provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries of specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2007, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $76.2 million and $0.1 million of exposure.  Xcel Energy has also provided indemnities to sureties in respect of bonds for the benefit of its subsidiaries.  The total amount of bonds with these indemnities outstanding as of Dec. 31, 2007, was approximately $31.6 million.  Xcel Energy’s total exposure under these indemnities cannot be determined at this time.  If Xcel Energy were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund the other contingent liabilities, it could limit Xcel Energy’s ability to contribute equity or make loans to us, or may cause Xcel Energy to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

We are a wholly owned subsidiary of Xcel Energy.  Xcel Energy can exercise substantial control over our dividend policy and business and operations and may exercise that control in a manner that may be perceived to be adverse to our interests.

Our boards of directors, as well as many of our executive officers, are officers of Xcel Energy.  Our board makes determinations with respect to a number of significant corporate events, including the payment of our dividends.

We have historically paid quarterly dividends to Xcel Energy.  In 2007, 2006 and 2005 we paid $263.9 million, $195.6 million and $62.6 million of dividends to Xcel Energy, respectively.  If Xcel Energy’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy to help support Xcel Energy’s cash needs.  This could adversely affect our liquidity.  The amount of dividends that we can pay is also limited to some extent by our indenture for our first mortgage bonds.

Item 1B — Unresolved SEC Staff Comments

None.

Item 2 — Properties

Virtually all of the electric utility plant of PSCo is subject to the lien of its first mortgage bond indenture.

Electric utility generating stations:

			Summer 2007 Net
			Dependable
Station, City and Unit	Fuel	Installed	Capability (MW)

Steam:
Arapahoe-Denver, CO 2 Units	Coal	1951-1955	156
Cameo-Grand Junction, CO 2 Units	Coal	1957-1960	73
Cherokee-Denver, CO 4 Units	Coal	1957-1968	717
Comanche-Pueblo, CO 2 Units	Coal	1973-1975	660
Craig-Craig, CO 2 Units	Coal	1979-1980	83	(a)
Hayden-Hayden, CO 2 Units	Coal	1965-1976	237	(b)
Pawnee-Brush, CO	Coal	1981	505
Valmont-Boulder, CO	Coal	1964	186
Zuni-Denver, CO 2 Units	Natural Gas/Oil	1948-1954	107

Combustion Turbines:
Fort St. Vrain-Platteville, CO 4 Units	Natural Gas	1972-2001	690
Various Locations 6 Units	Natural Gas	Various	174

Hydro:
Various Locations 12 Units		Various	32
Cabin Creek-Georgetown, CO Pumped Storage		1967	210

Wind:
Ponnequin-Weld County, CO		1999-2001	—

Diesel Generators:
Cherokee-Denver, CO 2 Units		1967	6
		Total	3,836

(a)             Based on PSCo’s ownership interest of 9.7 percent.

(b)            Based on PSCo’s ownership interest of 75.5 percent of unit 1 and 37.4 percent of unit 2.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2007:

Conductor Miles
345 KV	957
230 KV	11,393
138 KV	92
115 KV	4,871
Less than 115 KV	72,027

PSCo had 216 electric utility transmission and distribution substations at Dec. 31, 2007.

Natural gas utility mains at Dec. 31, 2007:

Miles
Transmission	2,306
Distribution	20,815

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against PSCo.  Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition for such matters.

For a discussion of legal claims and environmental proceedings, see Note 13 to the consolidated financial statements under Item 8, incorporated by reference.  For a discussion of proceedings involving utility rates, see Pending and Recently Concluded Regulatory Proceedings under Item 1 and Note 12 to the consolidated financial statements under Item 8, incorporated by reference.

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

PSCo had dividend restrictions imposed by its debt agreements and FERC rules.  PSCo’s mortgage bonds prohibit dividends or other similar distributions unless covenants relating to PSCo’s capitalization are met.  Dividends are also subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

The dividends declared during 2007 and 2006 were as follows:

Quarter Ended (Thousands of Dollars)
March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007
$65,514	$65,774	$67,792	$68,454

March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006
$65,033	$64,622	$65,970	$64,777

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,”  “believe,” “estimate,” “expect,” “intend,” “may,”

“objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” and similar expressions.  Actual results may vary materially.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of PSCo to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under “Risk Factors” in Item 1A and Exhibit 99.01 of PSCo’s Form 10-K for the year ended Dec. 31, 2007.

Management’s Discussion and Analysis of Financial Condition and Results of Operation

Results Of Operations

PSCo’s net income was approximately $296.9 million for 2007, compared with approximately $241.5 million for 2006.  During 2007, PSCo settled an ongoing dispute with the U.S. government regarding PSCo’s right to deduct interest expense on policy loans related to its COLI program that insured lives of certain PSCo employees.  The total exposure for the tax years in dispute through 2007 was approximately $583 million, which includes income tax, interest and potential penalties.  See Note 7 to the consolidated financial statements.

Electric Utility, Short-Term Wholesale and Commodity Trading Margins

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  Due to fuel and purchased energy cost-recovery mechanisms for customers, most fluctuations in these costs do not materially affect electric utility margin.

PSCo has two distinct forms of wholesale sales:  short-term wholesale and commodity trading.  Short-term wholesale refers to energy-related purchase and sales activity and the use of certain financial instruments associated with the fuel required for and energy produced from, PSCo’s generation assets or the energy and capacity purchased to serve native load.  Commodity trading is not associated with PSCo’s generation assets or the energy and capacity purchased to serve native load.  Short-term wholesale and commodity trading activities are considered part of the electric utility segment.

Margins from commodity trading activity conducted at PSCo are partially redistributed to NSP-Minnesota and SPS, both wholly owned subsidiaries of Xcel Energy, pursuant to the JOA approved by the FERC.  Margins received pursuant to the JOA are reflected as part of base electric utility revenues.  Short-term wholesale and commodity trading margins reflect the impact of regulatory sharing, if applicable.  Commodity trading revenues, as discussed in Note 1 to the consolidated financial statements, are reported net of related costs (i.e., on a margin basis) in the consolidated statements of income.  Commodity trading expenses include purchased power, transmission, broker fees and other related costs.  Short-term wholesale and commodity trading margins reflect the estimated impact of regulatory sharing of margins, if applicable.

The following table details the revenues and margin for base electric utility, short-term wholesale and commodity trading activities:

	Base
	Electric	Short-Term	Commodity	Consolidated
(Millions of Dollars)	Utility	Wholesale	Trading	Totals
2007
Electric utility revenues (excluding commodity trading)	$2,521	$85	$—	$2,606
Electric fuel and purchased power	(1,360)	(76)	—	(1,436)
Commodity trading revenues	—	—	168	168
Commodity trading expenses	—	—	(169)	(169)
Gross margin before operating expenses	$1,161	$9	$(1)	$1,169
Margin as a percentage of revenues	46.1%	10.6%	—%	42.1%

2006
Electric utility revenues (excluding commodity trading)	$2,472	$29	$—	$2,501
Electric fuel and purchased power	(1,465)	(25)	—	(1,490)
Commodity trading revenues	—	—	466	466
Commodity trading expenses	—	—	(461)	(461)
Gross margin before operating expenses	$1,007	$4	$5	$1,016
Margin as a percentage of revenues	40.7%	13.8%	1.1%	34.2%

The following summarizes the components of the changes in base electric revenues and base electric margin for the year ended Dec. 31:

Base Electric Revenues

(Millions of Dollars)	2007 vs 2006
Fuel and purchased power cost recovery	$(113)
Retail rate increase	112
Retail sales growth (excluding weather impact)	21
Conservation and non-fuel riders	21
Transmission revenues	13
Estimated impact of weather	5
Firm wholesale	(4)
Sales mix and other	(6)
Total increase in base electric revenues	$49

Base Electric Margin

(Millions of Dollars)	2007 vs 2006
Retail rate increase	$112
Retail sales growth (excluding weather impact)	21
ECA refund recorded in 2006	12
Fuel and purchased power cost recovery	(11)
Transmission revenues, net of expense	9
Conservation and non-fuel riders	8
Estimated impact of weather	5
Sales mix and other	(2)
Total increase in base electric margin	$154

Natural Gas Utility Revenues and Margin — The following table details the change in natural gas revenues and margin. The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  PSCo has a GCA mechanism for natural gas sales, which recognizes the majority of the effects of changes in the cost of natural gas purchased for resale and adjusts revenues to reflect such changes in costs upon request by PSCo.  Therefore, fluctuations in the cost of natural gas have little effect on natural gas margin.

(Millions of Dollars)	2007	2006
Natural gas utility revenues	$1,186	$1,262
Cost of natural gas purchased and transported	(832)	(938)
Natural gas utility margin	$354	$324

The following summarizes the components of the changes in natural gas revenues and margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2007 vs 2006
Purchased natural gas cost recovery	$(108)
Base rate change	10
Estimated impact of weather	8
Transportation	4
Service and facility fee revenues	3
Sales decline (excluding weather impact)	(1)
Other	8
Total decrease in natural gas revenues	$(76)

Natural Gas Margin

(Millions of Dollars)	2007 vs 2006
Base rate change	$10
Estimated impact of weather	8
Transportation	4
Service and facility fee revenues	3
Sales decline (excluding weather impact)	(1)
Other	6
Total increase in natural gas margin	$30

Operating and Maintenance Expenses — Operating and maintenance expenses for 2007 increased $38.4 million, or 6.7 percent, compared to 2006.  The following summarizes the components of the changes for the year ended Dec. 31:

(Millions of Dollars)	2007 vs 2006
Lower employee benefit costs	$(18)
Higher combustion/hydro plant costs	13
Higher donation costs	10
Higher labor costs	9
Higher contractor costs	8
Gains/losses on sale or disposals of assets, net	6
Higher material costs	3
Higher license and permit fees	2
Other	5
Total increase in operating and maintenance expenses	$38

Depreciation and amortization - Depreciation and amortization expense increased by approximately $25.3 million, or 10.6 percent, for 2007 compared with 2006, primarily due to normal plant additions and the approved change in depreciation rates for 2007 from the 2006 Colorado rate case settlement resulting in an additional depreciation expense of $17.0 million.

Interest and other income (expense), net - Interest and other income (expense), net, increased by approximately $11.8 million, or 83.1 percent, primarily due to lower interest expense, net of interest income on COLI loans and interest income accrued on deferred fuel costs.

Interest charges and financing costs - Interest charges and financing costs increased by approximately $42.7 million, or 31.1 percent, for 2007 compared with 2006, primarily due to interest incurred related to the COLI life insurance settlement.

AFDC  - AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction.  Generally, these costs are recovered from customers, in future rates, as the related property is depreciated.  AFDC increased by approximately $11.5 million, or 71.5 percent, for 2007 compared with 2006, primarily due to the construction of Comanche 3.  The increase was partially offset by the current recovery from customers of the financing costs related to this construction through base rates, resulting in a lower recognition of AFDC.

Income taxes - Income tax expense increased by approximately $52.7 million for 2007 compared with 2006.  The increase was primarily due to an increase in pretax income (excluding COLI) and $16.1 million of tax expense related to the COLI settlement in 2007.  The effective tax rate was 31.2 percent for 2007, compared with 25.3 percent for 2006.  The higher effective tax rate for 2007 was primarily due to the COLI settlement.  Without these charges, the effective tax rate for 2007 would have been 24.1 percent.

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

DERIVATIVES, RISK MANAGEMENT AND MARKET RISK

In the normal course of business, PSCo is exposed to a variety of market risks.  Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity.  All financial and commodity related instruments, including derivatives, are subject to market risk.  These risks, as applicable to PSCo, are discussed in further detail below.

Commodity Price Risk — PSCo is exposed to commodity price risk in its electric and natural gas operations.  Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products and for various fuels used in generation and distribution activities.  Commodity price risk is also managed through the use of financial derivative instruments.  PSCo’s risk management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists.

Short-Term Wholesale and Commodity Trading Risk — PSCo conducts various short-term wholesale and commodity trading activities, including the purchase and sale of capacity, energy and energy related instruments.  These marketing activities generally have terms of less than one year in length.  PSCo’s risk management policy allows management to conduct the marketing activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by the policy.

The fair value of the commodity trading contracts at Dec. 31, 2007, were as follows:

(Millions of Dollars)
Fair value of trading contracts outstanding at Jan. 1, 2007	$(0.6)
Contracts realized or settled during the year	(1.9)
Fair value of trading contract additions and changes during the year	6.4
Fair value of trading contracts outstanding at Dec. 31, 2007	$3.9

At Dec. 31, 2007, the fair values by source for the commodity trading net asset or liability balances were as follows:

	Futures/Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Fair Value
Futures/Forwards Fair Value	1	$(657)	$—	$—	$—	$(657)
	2	3,893	701	—	—	4,594
		$3,236	$701	$—	$—	$3,937

(1)  —     Prices actively quoted or based on actively quoted prices.

(2)  —     Prices based on models and other valuation methods.  These represent the fair value of positions calculated using internal models when directly and indirectly quoted external prices or prices derived from external sources are not available.  Internal models incorporate the use of options pricing and estimates of the present value of cash flows based upon underlying contractual terms.   The models reflect management’s estimates, taking into account observable market prices, estimated market prices in the absence of quoted market prices, the risk-free market discount rate, volatility factors, estimated correlations of commodity prices and contractual volumes.  Market price uncertainty and other risks also are factored into the model.

Normal purchases and sales transactions, as defined by SFAS No. 133 and certain other long-term power purchase contracts are not included in the fair values by source tables as they are not recorded at fair value as part of commodity trading operations.

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

VaR is calculated on a consolidated basis.  The VaRs for the commodity trading operations were:

	Year ended	During 2007
(Millions of Dollars)	Dec. 31, 2007	Average	High	Low
Commodity trading (a)	$0.26	$0.47	$1.45	$0.09

	Year ended	During 2006
(Millions of Dollars)	Dec. 31, 2006	Average	High	Low
Commodity trading (a)	$0.49	$1.32	$2.60	$0.39

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

At Dec. 31, 2007, a 100-basis-point change in the benchmark rate on PSCo’s variable rate debt would impact pretax interest expense by approximately $2.0 million.

Credit Risk — PSCo is also exposed to credit risk. Credit risk relates to the risk of loss resulting from the nonperformance by a counterparty of its contractual obligations.  PSCo maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

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

At Dec. 31, 2007, a 10-percent increase in prices would have resulted in a net mark-to-market increase in credit risk exposure of $16.0 million, while a decrease of 10 percent would have resulted in a decrease of $9.4 million.

Item 8 — Financial Statements and Supplementary Data

Management Report on Internal Controls Over Financial Reporting

The management of PSCo is responsible for establishing and maintaining adequate internal control over financial reporting.  PSCo’s internal control system was designed to provide reasonable assurance to the company’s management and board of directors regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

PSCo management assessed the effectiveness of the company’s internal control over financial reporting as of Dec. 31, 2007.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.  Based on our assessment, we believe that, as of Dec. 31, 2007, the company’s internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of PSCo’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by PSCo’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit PSCo to provide only management’s report in this annual report.

/S/ TIM E. TAYLOR	/S/ BENJAMIN G.S. FOWKE III
Tim E. Taylor	Benjamin G.S. Fowke III
President and Chief Executive Officer	Vice President and Chief Financial Officer
February 25, 2008	February 25, 2008

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholder
Public Service Company of Colorado

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of Colorado and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of income, common stockholder’s equity and comprehensive income, and cash flows for each of the three years in the period ended December 31, 2007.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of Colorado and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 7 to the consolidated financial statements, the Company adopted Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109,” as of January 1, 2007.

/s/ DELOITTE & TOUCHE LLP

Minneapolis, Minnesota

February 20, 2008

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

(Thousands of Dollars)

	Year Ended Dec. 31
	2007	2006	2005
Operating revenues
Electric utility	$2,605,388	$2,505,445	$2,504,028
Natural gas utility	1,186,106	1,262,295	1,329,034
Steam and other	36,006	38,089	33,501
Total operating revenues	3,827,500	3,805,829	3,866,563

Operating expenses
Electric fuel and purchased power	1,435,680	1,489,714	1,507,248
Cost of natural gas sold and transported	831,826	938,380	1,032,504
Cost of sales — steam and other	15,646	21,043	19,231
Operating and maintenance expenses	607,467	569,059	546,608
Depreciation and amortization	265,242	239,916	238,402
Taxes (other than income taxes)	85,261	88,878	91,438
Total operating expenses	3,241,122	3,346,990	3,435,431

Operating income	586,378	458,839	431,132

Interest and other income (expense), net	(2,400)	(14,223)	(11,884)
Allowance for funds used during construction - equity	14,179	2,650	2,655

Interest charges and financing costs
Interest charges — including financing costs of $5,599, $6,029 and $6,744, respectively	180,230	137,493	144,835
Allowance for funds used during construction - debt	(13,324)	(13,386)	(4,589)
Total interest charges and financing costs	166,906	124,107	140,246

Income before income taxes	431,251	323,159	281,657
Income taxes	134,357	81,701	70,240
Net income	$296,894	$241,458	$211,417

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Thousands of Dollars)

	Year Ended Dec. 31
	2007	2006	2005
Operating activities
Net income	$296,894	$241,458	$211,417
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	272,850	253,725	251,668
Deferred income taxes	79,359	76,040	111,455
Amortization of investment tax credits	(3,869)	(3,949)	(3,971)
Allowance for equity funds used during construction	(14,179)	(2,650)	(2,655)
Net realized and unrealized hedging and derivative transactions	2,583	(19,497)	17,684
Changes in operating assets and liabilities:
Accounts receivable	(44,856)	133,691	(137,782)
Accrued unbilled revenues	(160,830)	35,253	(61,760)
Inventories	29,673	34,865	(56,043)
Recoverable purchased natural gas and electric energy costs	143,970	72,566	(58,178)
Prepayments and other	(3,198)	(2,591)	(2,901)
Accounts payable	73,108	(187,571)	154,481
Net regulatory assets and liabilities	26,021	(36,008)	(68,504)
Other current liabilities	40,717	19,256	6,193
Change in other noncurrent assets	(15,878)	(2,154)	(5,181)
Change in other noncurrent liabilities	(44,964)	(29,893)	29,870
Net cash provided by operating activities	677,401	582,541	385,793

Investing activities
Capital/construction expenditures	(806,794)	(537,920)	(424,292)
Allowance for equity funds used during construction	14,179	2,650	2,655
Investments in utility money pool arrangement	(721,700)	(5,600)	(27,800)
Receipts from utility money pool arrangement	621,100	5,600	27,800
Other investments	(4,451)	9,869	6,520
Net cash used in investing activities	(897,666)	(525,401)	(415,117)

Financing activities
Proceeds from (repayment of) short-term borrowings — net	(101,493)	36,896	138,649
Proceeds from issuance of long-term debt	343,711	—	129,500
Repayment of long-term debt, including reacquisition premiums	(101,379)	(126,334)	(375,354)
Borrowings under utility money pool arrangement	486,500	1,426,800	—
Repayments under utility money pool arrangement	(486,500)	(1,426,800)	—
Borrowings under 5-year unsecured credit facility	—	—	293,000
Repayments under 5-year unsecured credit facility	—	—	(293,000)
Capital contribution from parent	347,924	227,272	202,029
Dividends paid to parent	(263,859)	(195,625)	(62,564)
Net cash provided by (used in) financing activities	224,904	(57,791)	32,260

Net increase (decrease) in cash and cash equivalents	4,639	(651)	2,936
Cash and cash equivalents at beginning of year	3,011	3,662	726
Cash and cash equivalents at end of year	$7,650	$3,011	$3,662

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$130,709	$125,284	$139,414
Cash paid for income taxes (net of refunds received)	61,718	(6,640)	(16,042)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$10,902	$5,367	$13,404

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Thousands of Dollars)

	Dec. 31, 2007	Dec. 31, 2006
ASSETS
Current assets:
Cash and cash equivalents	$7,650	$3,011
Accounts receivable — net of allowance for bad debts: $23,301 and $18,415, respectively	375,265	355,738
Accounts receivable from affiliates	34,584	8,621
Investments in utility money pool arrangement	100,600	—
Accrued unbilled revenues	360,191	199,361
Recoverable purchased natural gas and electric energy costs	13,857	157,827
Materials and supplies inventories	40,409	43,029
Fuel inventories	40,811	40,997
Natural gas inventories	128,700	155,567
Derivative instruments valuation	33,635	28,111
Deferred income taxes	59,564	62,791
Prepayments and other	17,851	14,654
Total current assets	1,213,117	1,069,707
Property, plant and equipment:
Electric utility plant	6,633,695	6,409,194
Natural gas utility plant	1,887,824	1,825,560
Common utility and other property	726,049	725,864
Construction work in progress	864,517	429,878
Total property, plant and equipment	10,112,085	9,390,496
Less accumulated depreciation	(3,082,930)	(2,912,233)
Net property, plant and equipment	7,029,155	6,478,263
Other assets:
Regulatory assets	539,989	589,016
Derivative instruments valuation	141,410	161,502
Other investments	23,798	19,347
Other	31,961	45,784
Total other assets	737,158	815,649
Total assets	$8,979,430	$8,363,619

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$301,445	$101,379
Short-term debt	271,007	372,500
Accounts payable	466,710	385,724
Accounts payable to affiliates	27,445	30,291
Taxes accrued	76,569	84,960
Dividends payable to parent	68,453	64,778
Derivative instruments valuation	21,521	38,616
Accrued interest	45,486	35,362
Other	108,979	74,381
Total current liabilities	1,387,615	1,187,991
Deferred credits and other liabilities:
Deferred income taxes	1,090,740	1,004,027
Deferred investment tax credits	55,166	59,035
Regulatory liabilities	516,401	470,255
Pension and employee benefit obligations	231,232	301,277
Customers advances	280,270	279,011
Derivative instruments valuation	84,190	156,623
Asset retirement obligations	44,267	43,335
Other liabilities	12,063	7,750
Total deferred credits and other liabilities	2,314,329	2,321,313
Commitments and contingent liabilities
Capitalization:
Long-term debt	1,891,644	1,845,278
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,759,128	2,411,204
Retained earnings	614,267	585,219
Accumulated other comprehensive income	12,447	12,614
Total common stockholder’s equity	3,385,842	3,009,037
Total liabilities and equity	$8,979,430	$8,363,619

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDERS’ EQUITY
AND COMPREHENSIVE INCOME

(Thousands)

					Accumulated	Total
			Additional		Other	Common
	Common Stock		Paid in	Retained	Comprehensive	Stockholder’s
	Shares	Amount	Capital	Earnings	Income (Loss)	Equity
Balance at Dec. 31, 2004	100	$—	$1,981,903	$392,746	$(88,097)	$2,286,552
Net income				211,417		211,417
Minimum pension liability adjustment, net of tax of $(9,898)					(16,644)	(16,644)
Net derivative instrument fair value changes during the period, net of tax of $(936)					(1,482)	(1,482)
Unrealized gain — marketable securities, net of tax of $71					117	117
Comprehensive income for 2005						193,408
Contribution of capital by parent			202,029			202,029
Balance at Dec. 31, 2005	100	$—	$2,183,932	$604,163	$(106,106)	$2,681,989
Net income				241,458		241,458
Minimum pension liability adjustment, net of tax of $19,239					31,589	31,589
Net derivative instrument fair value changes during the period, net of tax of $(981)					(1,607)	(1,607)
Unrealized loss — marketable securities, net of tax of $(46)					(75)	(75)
Comprehensive income for 2006						271,365
SFAS No. 158 adoption, net of tax of $53,995					88,813	88,813
Common dividends declared to parent				(260,402)		(260,402)
Contribution of capital by parent			227,272			227,272
Balance at Dec. 31, 2006	100	$—	$2,411,204	$585,219	$12,614	$3,009,037
FIN 48 adoption				(312)		(312)
Net income				296,894		296,894
Net derivative instrument fair value changes during the period, net of tax of $(92)					(167)	(167)
Comprehensive income for 2007						296,727
Common dividends declared to parent				(267,534)		(267,534)
Contribution of capital by parent			347,924			347,924
Balance at Dec. 31, 2007	100	$—	$2,759,128	$614,267	$12,447	$3,385,842

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CAPITALIZATION

(Thousands of Dollars)

	Dec. 31
	2007	2006
Long-Term Debt
First Mortgage Bonds, Series due:
Oct. 1, 2008, 4.375%	$300,000	$300,000
Oct. 1, 2012, 7.875%	600,000	600,000
March 1, 2013, 4.875%	250,000	250,000
April 1, 2014, 5.5%	275,000	275,000
Sept. 1, 2017, 4.375% (a)	129,500	129,500
Jan. 1, 2019, 5.1% (a)	48,750	48,750
Sept. 1, 2037, 6.25%	350,000	—
Unsecured Senior A Notes, due July 15, 2009, 6.875%	200,000	200,000
Secured Medium-Term Notes, due March 5, 2007, 7.11%	—	100,000
Capital lease obligations, 11.2% due in installments through 2028	44,868	46,247
Unamortized discount	(5,029)	(2,840)
Total	2,193,089	1,946,657
Less current maturities	301,445	101,379
Total long-term debt	$1,891,644	$1,845,278

Common Stockholder’s Equity
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares in 2007 and 2006	$—	$—
Additional paid in capital	2,759,128	2,411,204
Retained earnings	614,267	585,219
Accumulated other comprehensive income	12,447	12,614
Total common stockholder’s equity	$3,385,842	$3,009,037

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

Principles of Consolidation — PSCo has subsidiaries, which have been consolidated and for which all intercompany transactions and balances have been eliminated.

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

PSCo has various rate-adjustment mechanisms in place that currently provide for the recovery of purchased natural gas and electric fuel and purchased energy costs.  These cost adjustment tariffs may increase or decrease the level of costs recovered through base rates and are revised periodically, for any difference between the total amount collected under the clauses and the recoverable costs incurred.  Where applicable under governing state regulatory commission rate orders, fuel costs over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as current regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as current regulatory assets.  In addition, PSCo presents its revenue net of any excise or other fiduciary-type taxes or fees.  A summary of significant rate-adjustment mechanisms follows:

•              PSCo generally recovers all prudently incurred electric fuel and purchased energy costs through the ECA.  The ECA is an incentive adjustment mechanism that compares actual fuel and purchased energy expense in a calendar year to a benchmark formula.  Effective January 2007, the ECA has been modified to include an incentive adjustment to encourage efficient operation of base load coal plants and encourage cost reductions through purchases of economical short-term energy.  The total incentive payment to PSCo in any calendar year will not exceed $11.25 million.  The ECA mechanism is revised quarterly and interest accrues monthly on the average deferred balance.  The ECA will expire at the earlier of rates taking effect after Comanche 3 is placed in service or Dec. 31, 2010.

•              PSCo’s rates include annual adjustments for the recovery of conservation and energy-management program costs, which are reviewed annually. PSCo is allowed to recover certain costs associated with renewable energy resources through a specific retail rate rider. In January 2008, a new recovery mechanism for transmission commenced.  The TCA permits PSCo to recover costs associated with investment in transmission facilities made after March 2007 through a rate rider.

•              PSCo sells firm power and energy in wholesale markets, which are regulated by the FERC.  Certain of these rates include monthly wholesale fuel cost-recovery mechanisms.

Commodity Trading Operations — All applicable gains and losses related to commodity trading activities, whether or not settled physically, are shown on a net basis in the consolidated statements of income.

Pursuant to the JOA approved by the FERC, some of the commodity trading margins from PSCo are apportioned to NSP-Minnesota and SPS.  Commodity trading activities are not associated with energy produced from PSCo’s generation assets or energy and capacity purchased to serve native load.  Commodity trading contracts are recorded at fair market value in accordance with SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (SFAS No. 133).  In addition, commodity-trading results include the impacts of all margin-sharing mechanisms.  For more information, see Note 10 to the consolidated financial statements.

Types of and Accounting for Derivative Instruments — PSCo uses derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.  All derivative instruments not designated and qualifying for the normal purchases and normal sales exception, as defined by SFAS No. 133, are recorded on the consolidated balance sheets at fair value as derivative instruments valuation.  The classification of the fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.  The adjustment to fair value of derivative instruments not designated in a qualifying hedging relationship is reflected in current earnings or as a regulatory asset or liability.  The classification is dependent on the applicability of specific regulation.  This includes certain instruments used to mitigate market risk for the utility operations and all instruments related to the commodity trading operations.

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

Cash Flow Hedges – Qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge).  The designation of a cash flow hedge permits the classification of fair value to be recorded within Other Comprehensive Income (OCI), to the extent effective.

SFAS No. 133 requires that the hedging relationship be highly effective and that a company formally designate a hedging relationship to apply hedge accounting.  PSCo formally documents all hedging relationships in accordance with SFAS No. 133.  The documentation includes, among other factors, the identification of the hedging instrument and the hedged transaction, as well as the risk management objectives and strategies for undertaking the hedged transaction.  In addition, at inception and on a quarterly basis, PSCo formally assesses whether the derivative instruments being used are highly effective in offsetting changes in either the fair value or cash flows of the hedged items.

Changes in the fair value of a derivative designated and qualified as a cash flow hedge, to the extent effective, are included in OCI, until earnings are affected by the hedged transaction.  PSCo discontinues hedge accounting prospectively when it has determined that a derivative no longer qualifies as an effective hedge, or when it is no longer probable that the hedged forecasted transaction will occur.  To test the effectiveness of hedges, a hypothetical hedge is used to mirror all the critical terms of the underlying debt and the dollar offset method is utilized to assess the effectiveness of the actual hedge at inception and on an ongoing basis.  The fair value of interest rate derivatives is determined through counterparty valuations, internal valuations and broker quotes.  Gains and losses related to discontinued hedges that were previously accumulated in OCI will remain in OCI until the underlying contract is reflected in earnings; unless it is probable that the hedged forecasted transaction will not occur at which time associated deferred amounts in OCI are immediately recognized in current earnings.

Normal Purchases and Normal Sales – PSCo enters into contracts for the purchase and sale of commodities for use in their business operations.  SFAS No. 133 requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from SFAS No. 133 as normal purchases or normal sales.

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

PSCo records depreciation expense related to its plant by using the straight-line method over the plant’s useful life.  Actuarial and semi-actuarial life studies are performed on a periodic basis and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, for the years ended Dec. 31, 2007, 2006 and 2005 was 2.7 percent, 2.6 percent and 2.6 percent, respectively.

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

Legal Costs — Litigation accruals are recorded when it is probable PSCo is liable for the costs and the liability can be reasonably estimated.  External legal fees related to settlements are expensed as incurred.

Income Taxes — PSCo accounts for income taxes using the asset and liability method under FAS 109, which requires the recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements.  PSCo defers income taxes for all temporary differences between pretax financial and taxable income, and between the book and tax bases of assets and liabilities.  PSCo uses the tax rates that are scheduled to be in effect when the temporary differences are expected to turn around, or reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in income in the period that includes the enactment date.

Deferred tax assets are reduced by a valuation allowance if, based on the weight of available evidence, it is more likely than not that some portion or all of the deferred tax asset will not be realized. In making such a determination, all available positive and negative evidence, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations, is considered.

Investment tax credits are deferred and their benefits amortized over the estimated lives of the related property.  Utility rate regulation also has created certain regulatory assets and liabilities related to income taxes, which are summarized in Note 14 to the consolidated financial statements.  For more information on income taxes, see Note 7 to the consolidated financial statements.

In July 2006, the FASB issued FIN 48, which prescribes how a company should recognize, measure, present and disclose uncertain tax positions that such company has taken or expects to take in its income tax returns. FIN 48 requires that only income tax benefits that meet the “more likely than not” recognition threshold be recognized or continue to be recognized on its effective date. As required, PSCo adopted FIN 48 as of Jan. 1, 2007 and the initial derecognition amounts were reported as a cumulative effect of a change in accounting principle. The cumulative effect of the change, which was reported as an adjustment to the beginning balance of retained earnings, was not material. Following implementation, the ongoing recognition of changes in measurement of uncertain tax positions will be reflected as a component of income tax expense.

PSCo reports interest and penalties related to income taxes within the interest charges section in the consolidated statements of income.

Xcel Energy and its utility subsidiaries, including PSCo, file consolidated federal and combined and separate state income tax returns.  Income taxes for consolidated or combined subsidiaries are allocated to the subsidiaries based on separate company computations of taxable income or loss.  The holding company also allocates its own net income tax benefits to its direct subsidiaries based on the positive tax liability of each company in the consolidated federal or combined state returns as a contribution of capital.

Use of Estimates — In recording transactions and balances resulting from business operations, PSCo uses estimates based on the best information available.  Estimates are used for such items as plant depreciable lives, AROs, decommissioning, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs.  The recorded estimates are revised when better information is obtained or actual amounts are determinable.  Those revisions can affect operating results.  Each year the depreciable lives of certain plant assets are reviewed and revised, if appropriate.

Cash and Cash Equivalents — PSCo considers investments in certain instruments, including commercial paper and money market funds, with a remaining maturity of three months or less at the time of purchase to be cash equivalents.

Restricted Cash — At Dec. 31, 2007 and 2006, PSCo had restricted cash of $23.7 million and $11.1 million, respectively.  The restricted cash balances primarily represent margin deposits held in conjunction with electric futures trading contracts.  These balances are presented as a component of other long-term assets on the consolidated balance sheets.

Inventory — All inventories are recorded at average cost.

Regulatory Accounting — PSCo accounts for certain income and expense items in accordance with statement of financial accounting standards SFAS No. 71 — “Accounting for the Effects of Certain Types of Regulation” (SFAS No. 71).  Under SFAS No. 71:

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

If restructuring or other changes in the regulatory environment occur, PSCo may no longer be eligible to apply this accounting treatment and may be required to eliminate such regulatory assets and liabilities from its balance sheet.  Such changes could have a material effect on PSCo’s results of operations in the period the write-off is recorded.  See more discussion of regulatory assets and liabilities at Note 14 to the consolidated financial statements.

Deferred Financing Costs — Other assets include deferred financing costs, net of amortization, of approximately $12.7 million and $11.4 million at Dec. 31, 2007 and 2006, respectively.  PSCo is amortizing these financing costs over the remaining maturity periods of the related debt.

Debt premiums, discounts, expenses and amounts received or incurred to settle hedges are amortized over the life of the related debt.  The premiums and costs associated with modified debt are deferred and amortized over the life of the related new issuance, in accordance with regulatory guidelines.  If PSCo extinguishes the debt, all unamortized balances shall be expensed at the time of the redemption.

Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of the allowance for uncollectibles.  PSCo establishes an allowance for uncollectibles based on a reserve policy that reflects its expected exposure to the credit risk of customers.

Renewable Energy Credits — Renewable Energy Credits (RECs) are marketable environmental commodities that represent proof that energy was generated from eligible renewable energy sources.  These credits can be bought and sold. RECs are typically used as a form of measurement of compliance to Renewable Portfolio Standards (RPS) enacted by those states that are encouraging construction and consumption of renewable energy, but can also be sold separately from the energy produced.  Currently, PSCo acquires RECs from the generation or purchase of renewable power.

When RECs are acquired in the course of generation or purchase as a result of meeting the load obligation, they are recorded as inventory at actual cost.  RECs acquired for trading purposes are recorded as other investments at actual cost.  The cost of RECs that are retired for compliance purposes are recorded as electric fuel and purchased power.  The net margin on sales of RECs for trading purposes is recorded as electric utility operating revenues net of any margin sharing requirements.  As a result of state regulatory orders, we reduce recoverable fuel costs for the value of certain RECs and record the cost of RECs to satisfy future compliance requirements that are recoverable in future rates as regulatory assets under the criteria of SFAS No. 71.

Emission Allowances — Emission allowances are recorded at cost, including the annual SO2 and NOx emission allowance entitlement received at no cost from the EPA.  PSCo follows the inventory model for all allowances.  The sales of allowances are reported in the operating activities section of the consolidated statements of cash flows.  The net margin on sales of emission allowances is included in electric utility operating revenues as it is integral to the production process of energy and our revenue optimization strategy for our utility operations.

Reclassifications — Certain amounts in the consolidated statements of cash flows have been reclassified from prior-period presentation. The reclassifications reflect the presentation of net regulatory assets and liabilities as separate items rather than components of other assets and other liabilities within net cash provided by operating activities.  In addition, activity related to derivative transactions have been combined into net realized and unrealized hedging and derivative transactions.  These reclassifications did not affect total net cash provided by (used in) operating, investing or financing activities within the consolidated statements of cash flows.

2.             Recently Issued Accounting Pronouncements

Fair Value Measurements (SFAS No. 157) — In September 2006, the FASB issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it and requires additional disclosure about the use of fair value to measure assets and liabilities.  SFAS No. 157 also emphasizes that fair value is a market-based measurement and sets out a fair value hierarchy with the highest priority being quoted prices in active markets.  Fair value measurements are disclosed by level within that hierarchy.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.  PSCo is evaluating the impact of SFAS No. 157 on its consolidated financial statements and does not expect the impact of implementation to be material.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS No. 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This statement is effective for fiscal years beginning after Nov. 15, 2007, effective Jan. 1, 2008.  PSCo adopted SFAS No. 159 and the adoption did not have a material impact on its consolidated financial statements.

Business Combinations (SFAS No. 141 (revised 2007)) — In December 2007, the FASB issued SFAS No. 141R, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008.  PSCo is evaluating the impact of SFAS No. 141R on its consolidated financial statements for any potential business combinations subsequent to Jan. 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51(SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently.  This statement is effective for fiscal years beginning on or after Dec. 15, 2008. PSCo is evaluating the impact of SFAS No. 160 on its consolidated financial statements.

3.   Short - Term Borrowings

Commercial Paper — At Dec. 31, 2007 and 2006, PSCo had commercial paper outstanding of approximately $271.0 million and $372.5 million, respectively.  The weighted average interest rates at Dec. 31, 2007 and 2006, were 5.64 percent and 5.43 percent, respectively.

Money Pool - Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  PSCo has approval to borrow up to $250 million under the arrangement.  At Dec. 31, 2007, PSCo had money pool loans outstanding of $100.6 million with a weighted average interest rate of 5.64 percent.

4.   Long-Term Debt

Credit Facilities — At Dec. 31, 2007, PSCo had the following committed credit facility in effect, in millions of dollars:

Credit Facility	Credit Facility Borrowings	Available*	Term	Maturity
$700	$—	$423.9	Five year	December 2011

* Net of credit facility borrowings, issued and outstanding letters of credit and commercial paper borrowings.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.  PSCo has the right to request an extension of the final maturity date by one year.  The maturity extension is subject to majority bank group approval.  The credit facility has one financial covenant requiring that PSCo’s debt to total capitalization ratio be less than or equal to 65 percent with which PSCo was in compliance at Dec. 31, 2007.  If PSCo does not comply with the covenant, it is deemed an event of default and any outstanding amounts due under the facility can be declared due by the lender.  The credit facility has a cross default provision that provides the borrower will be in default on its borrowings under the facility if any of its subsidiaries, comprising more than 15 percent of the consolidated assets, defaults on any of its indebtedness greater than $50 million.  The interest rate is based on either the agent bank’s prime rate or the applicable LIBOR, plus a borrowing margin as based on PSCo’s senior unsecured credit ratings from Moody’s, Standard & Poor’s and Fitch.

•                  At Dec. 31, 2007, PSCo had no direct borrowings on this line of credit; however, the credit facility was used to provide back-up support for $271.0 million of commercial paper outstanding and $5.1 million of letters of credit.

•                  At Dec. 31, 2006, PSCo had no direct borrowings on this line of credit; however, the credit facility was used to provide back-up support for $372.5 million of commercial paper outstanding and $6.0 million of letters of credit.

•                  At Dec. 31, 2007, $5.1 million letters of credit were outstanding, of which $5.1 million were outstanding under the above credit facility.

•                  At Dec. 31, 2006, $6.0 million letters of credit were outstanding, of which $6.0 million were outstanding under the above credit facility.

Long-Term Borrowings

On Aug. 15, 2007, PSCo issued $350 million of 6.25 percent first mortgage bonds, series due Sept. 1, 2037.  PSCo added the net proceeds from the sale of the first mortgage bonds to its general funds and applied a portion of the proceeds to the repayment of commercial paper, including commercial paper incurred to fund the payment at maturity of $100 million of 7.11 percent secured medium-term notes, which matured on March 5, 2007.

Maturities of long-term debt are:

(Millions of Dollars)
2008	$301.4
2009	201.5
2010	1.6
2011	1.6
2012	601.7

5.   Preferred Stock

PSCo has authorized the issuance of preferred stock.

Preferred Shares		Preferred Shares
Authorized	Par Value	Outstanding
10,000,000	$0.01	None

6.   Joint Plant Ownership

Following are the investments by PSCo in jointly owned plants and the related ownership percentages as of Dec. 31, 2007:

			Construction
	Plant in	Accumulated	Work in
(Thousands of Dollars)	Service	Depreciation	Progress	Ownership%
Hayden Unit 1	$87,160	$51,527	$494	75.5
Hayden Unit 2	80,523	50,191	1,160	37.4
Hayden Common Facilities	30,019	10,634	176	53.1
Craig Units 1 and 2	53,145	30,467	327	9.7
Craig Common Facilities, Units 1, 2 and 3	32,584	13,344	643	6.5 - 9.7
Comanche Unit 3	—	—	479,499	66.7
Transmission and other facilities, including substations	141,031	51,341	1,101	11.6 - 68.1
Total	$424,462	$207,504	$483,400

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

7.   Income Taxes

COLI — As previously disclosed, Xcel Energy and the U.S. government settled an ongoing dispute regarding PSCo’s right to deduct interest expense on policy loans related to its COLI program that insured lives of certain PSCo employees.  These COLI policies were owned and managed by PSRI, a wholly owned subsidiary of PSCo.  The total exposure for the tax years in dispute through 2007 was approximately $583 million, which includes income tax, interest and potential penalties.  In September 2007, Xcel Energy and the United States finalized a settlement, which terminated the tax litigation pending between the parties.  As a result of the settlement, the lawsuit filed by Xcel Energy in the United States District Court has been dismissed and the Tax Court proceedings are in the process of being dismissed.

Terms of the Final Settlement

1.                  Xcel Energy paid the government a total of $64.4 million in full settlement of the government’s claims for tax, penalty, and interest for tax years 1993-2007.  Xcel Energy paid the settlement as follows:

•              $32.2 million was satisfied by tax and interest amounts that Xcel Energy had previously paid or deemed under the terms of the settlement to have been paid.

•              $32.2 million was paid by Xcel Energy on Oct. 31, 2007.

2.                  The recognition of this settlement resulted in total expense of $59.5 million, including federal and state tax, interest on the federal and state tax liabilities, penalties, and tax benefits on the interest expense for the nine months ended Sept. 30, 2007.  The expense of $59.5 million includes $43.4 million of interest and penalties and income tax of $16.1 million (net of tax benefit on the interest expense of $14.3 million).

3.                  Xcel Energy surrendered the policies to its insurer on Oct. 31, 2007, without recognizing a taxable gain.

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) —PSCo adopted FIN 48 as of Jan. 1, 2007.  PSCo is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  Xcel Energy has been audited by the IRS through tax year 2003, with a limited exception for 2003 research tax credits.  The IRS commenced an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003) in the third quarter of 2006, and that examination is anticipated to be complete by March 31, 2008.  As of Dec. 31, 2007, the IRS had not proposed any material adjustments to tax years 2003 through 2005.  The statute of limitations applicable to Xcel Energy’s 2000 through 2002 federal income tax returns expired as of June 30, 2007.

As previously disclosed, Xcel Energy was in litigation with the federal government to establish its right to deduct interest expense on COLI policy loans incurred since 1993.  Xcel Energy and the IRS have reached a final settlement regarding this litigation (see above discussion of COLI).

In the fourth quarter of 2007, the state of Colorado concluded an income tax audit through tax year 2005.  As of Dec. 31, 2007, PSCo’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2002.

The amount of unrecognized tax benefits was $11.4 million on Jan. 1, 2007 and $8.8 million on Dec. 31, 2007.  A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Million of Dollars)
Balance at Jan. 1, 2007	$11.4
Additions based on tax positions related to the current year	3.0
Additions for tax positions of prior years	33.2
Reductions for tax positions of prior years	(0.8)
Settlements with taxing authorities	(38.0)
Balance at Dec. 31, 2007	$8.8

These unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss and tax credit carryovers of $7.5 million and $3.8 million as of Jan. 1, 2007 and Dec. 31, 2007, respectively.

The unrecognized tax benefit balance included $4.5 million and $2.8 million of tax positions on Jan. 1, 2007 and Dec. 31, 2007, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $6.9 million and $6.0 million of tax positions on Jan. 1, 2007 and Dec. 31, 2007, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The decrease in the unrecognized tax benefit balance of $2.6 million from Jan. 1, 2007 to Dec. 31, 2007, was due to the addition of similar uncertain tax positions related to ongoing activity, and the resolution of certain federal and state audit matters.  PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as audits progress.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.  However, as the IRS completes the audit that is currently in progress and as statutes of limitations expire, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to $2.0 million.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with net operating loss and tax credit carryovers.  The amount of interest expense related to unrecognized tax benefits reported within interest charges in 2007 was $44.8 million.  The liability for interest related to unrecognized tax benefits was $3.8 million on Dec. 31, 2007.

The amount of penalty expense related to unrecognized tax benefits reported within interest charges in 2007 was $3.2 million.  The liability for penalties related to unrecognized tax benefits was $1.0 million on Dec. 31, 2007.

Other Income Tax Matters – PSCo’s federal net operating loss and tax credit carry forwards are estimated to be $102.6 million and $11.1 million, respectively, as of Dec. 31, 2007.  The carry forward periods expire between 2021 and 2027.  PSCo also has state net operating loss and tax credit carry forwards of $72.3 million and $4.4 million, respectively, as of Dec. 31, 2007.  The state carry forward periods expire between 2016 and 2026.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.  The following is a table reconciling such differences for the years ending Dec. 31:

	2007	2006	2005
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	1.2	4.3	2.3
Regulatory differences — utility plant items	(0.8)	0.2	0.4
Life insurance policies	(7.2)	(10.3)	(10.9)
Tax credits recognized, net of federal income tax expense	(1.6)	(1.9)	(2.5)
Resolution of income tax audits and other	(1.8)	(1.0)	0.6
FIN 48 expense – unrecognized tax benefits	6.6	—	—
Other — net	(0.2)	(1.0)	—
Effective income tax rate	31.2%	25.3%	24.9%

The components of income tax expense (benefit) for the years ending Dec. 31 were:

(Thousands of Dollars)	2007	2006	2005
Current federal tax expense (benefit)	$29,496	$(2,691)	$(32,833)
Current state tax expense (benefit)	(2,077)	12,301	(4,411)
Current FIN 48 tax expense	31,448	—	—
Deferred federal tax expense	78,508	71,756	102,132
Deferred state tax expense	7,414	6,807	12,512
Deferred FIN 48 tax expense (benefit)	(2,782)	—	—
Deferred tax credits	(3,781)	(2,523)	(3,189)
Deferred investment tax credits	(3,869)	(3,949)	(3,971)
Total income tax expense	$134,357	$81,701	$70,240

The components of deferred income tax at Dec. 31 were:

(Thousands of Dollars)	2007	2006
Deferred tax expense excluding items below	$89,940	$149,056
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(10,226)	(808)
FIN 48 adoption: Deferred tax expense reported as an adjustment to the beginning balance of retained earnings	(447)	—
Tax expense (benefit) allocated to other comprehensive income and other	92	(72,208)
Deferred tax expense	$79,359	$76,040

The components of net deferred tax liability (current and noncurrent portions) at Dec. 31 were:

(Thousands of Dollars)	2007	2006
Deferred tax liabilities:
Differences between book and tax bases of property	$1,075,552	$1,007,626
Deferred costs	66,899	57,518
Regulatory assets	44,974	39,947
Employee benefits	24,940	20,907
Other comprehensive income	7,577	7,669
Other	2,426	5,934
Total deferred tax liabilities	$1,222,368	$1,139,601

Deferred tax assets:
Unbilled revenue	$74,134	$71,986
Net operating loss carry forward	43,814	59,362
Tax credit carry forward	15,560	16,454
Deferred investment tax credits	20,875	22,332
Regulatory liabilities	14,057	13,626
Bad debts	8,817	6,963
Rate refunds	8,362	4,928
Other	5,573	2,714
Total deferred tax assets	$191,192	$198,365
Net deferred tax liability	$1,031,176	$941,236

8.  Benefit Plans and Other Postretirement Benefits

Pension and other postretirement disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Xcel Energy offers various benefit plans to its benefit employees, including those of PSCo.  Approximately 52 percent of Xcel Energy employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements.  At Dec. 31, 2007, PSCo had 2,194 bargaining employees covered under a collective-bargaining agreement, which expires in May 2009.

Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106 and 132(R) (SFAS No. 158) — In September 2006, the FASB issued SFAS No. 158, which requires companies to fully recognize the funded status of each pension and other postretirement benefit plan as a liability or asset on their balance sheets with all unrecognized amounts to be recorded in other comprehensive income.  PSCo applied regulatory accounting treatment for unrecognized amounts of regulated utility subsidiary employees, which allowed recognition as a regulatory asset rather than as a charge to accumulated other comprehensive income, as future costs are expected to be included in rates.  The effect of adopting in 2006 for the remaining unrecognized amounts was an increase in accumulated other comprehensive income of $88.8 million.

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

The actual composition of pension plan assets at Dec. 31 was:

	2007	2006
Equity securities	60%	63%
Debt securities	22	22
Real estate	4	4
Cash	2	2
Nontraditional investments	12	9
	100%	100%

Xcel Energy bases its investment-return assumption on expected long-term performance for each of the investment types included in its pension asset portfolio.  Xcel Energy considers the actual historical returns achieved by its asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. The historical weighted average annual return for the past 20 years for the Xcel Energy portfolio of pension investments is 11.8 percent, which is greater than the current assumption level.  The pension cost determination assumes the continued current mix of investment types over the long term.  The Xcel Energy portfolio is heavily weighted toward equity securities and includes nontraditional investments.  A higher weighting in equity investments can increase the volatility in the return levels achieved by pension assets in any year.  Investment returns in 2007 were below the assumed level of 8.75 percent while returns in 2006 and 2005 exceeded the assumed level of 8.75 percent.  Xcel Energy continually reviews its pension assumptions.  In 2008, Xcel Energy will continue to use an investment-return assumption of 8.75 percent.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets, on a combined basis, is presented in the following table:

(Thousands of Dollars)	2007	2006
Accumulated Benefit Obligation at Dec. 31	$2,497,898	$2,486,370

Change in Projected Benefit Obligation
Obligation at Jan. 1	$2,666,555	$2,796,780
Service cost	61,392	61,627
Interest cost	162,774	155,413
Plan amendments	(19,955)	(16,569)
Actuarial (gain) loss	23,325	(82,339)
Benefit payments	(231,332)	(248,357)
Obligation at Dec. 31	$2,662,759	$2,666,555

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$3,183,375	$3,093,536
Actual return on plan assets	199,230	306,196
Employer contributions	35,000	32,000
Benefit payments	(231,332)	(248,357)
Fair value of plan assets at Dec. 31	$3,186,273	$3,183,375

Funded Status of Plans at Dec. 31
Funded status	$523,514	$516,820
Noncurrent assets	568,055	586,712
Noncurrent liabilities	(44,541)	(69,892)
Net pension amounts recognized on consolidated balance sheets	$523,514	$516,820

PSCo Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$156,521	$164,970
Prior service cost	20,122	24,387
Total	$176,643	$189,357

SFAS No. 158 Amounts Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets	$176,643	$189,357
Total	$176,643	$189,357

PSCo accrued benefit liability recorded	$39,781	$68,513

Measurement Date	Dec. 31, 2007	Dec. 31, 2006

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.25%	6.00%
Expected average long-term increase in compensation level	4.00	4.00

At Dec. 31, 2007, PSCo Bargaining Pension Plan had projected benefit obligations of $732.7 million, which exceeded plan assets of $688.1 million.  At Dec. 31, 2006, the projected benefit obligations of $728.1 million, exceeded plan assets of $658.2 million.  All other Xcel Energy plans in the aggregate had plan assets of $2.5 billion and projected benefit obligations of $1.9 billion on Dec. 31, 2007.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations.  These regulations did not require cash funding for 2005 through 2007 for Xcel Energy’s pension plans and are not expected to require cash funding in 2008.  Voluntary contributions were made to the PSCo Bargaining Pension Plan of $35 million in 2007, $30 million in 2006 and $15 million in 2005.  During 2008, Xcel Energy expects to voluntarily contribute approximately $35 million to the PSCo pension plan for bargaining employees.

Plan Changes — The Pension Protection Act of 2006 (PPA) was effective Dec. 31, 2006.  PPA requires a change in the conversion basis for lump-sum payments, three-year vesting for plans with account balance or pension equity benefits.  These changes are reflected as a plan amendment for purposes of SFAS No. 87 – “Employers’ Accounting for Pensions” (SFAS No. 87).

Benefit Costs — The components of net periodic pension cost (credit) are:

(Thousands of Dollars)	2007	2006	2005
Service cost	$61,392	$61,627	$60,461
Interest cost	162,774	155,413	160,985
Expected return on plan assets	(264,831)	(268,065)	(280,064)
Amortization of prior service cost	25,056	29,696	30,035
Amortization of net loss	15,845	17,353	6,819
Net periodic pension cost (credit) under SFAS No. 87	$236	$(3,976)	$(21,764)

PSCo
Net periodic pension cost	$18,348	$18,666	$14,252

Significant Assumptions Used to Measure Costs
Discount rate	6.00%	5.75%	6.00%
Expected average long-term increase in compensation level	4.00	3.50	3.50
Expected average long-term rate of return on assets	8.75	8.75	8.75

Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan.  The return assumption used for 2008 pension cost calculations will be 8.75 percent.  The cost calculation uses a market-related valuation of pension assets.  Xcel Energy uses a calculated value method to determine the market-related value of the plan assets.  The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year.

Xcel Energy also maintains noncontributory, defined benefit supplemental retirement income plans for certain qualifying executive personnel.  Benefits for these unfunded plans are paid out of Xcel Energy’s operating cash flows.

Defined Contribution Plans

Xcel Energy maintains 401(k) plans that cover substantially all employees.  The contributions for PSCo were approximately $7.9 million in 2007, $6.2 million in 2006 and $6.2 million in 2005.

Postretirement Health Care Benefits

Xcel Energy has a contributory health and welfare benefit plan that provides health care and death benefits to most Xcel Energy retirees.  Employees of the former New Century Energies, Inc. (NCE) who retired in 2002 continue to receive employer-subsidized health care benefits.  Nonbargaining employees of the former NCE, who retired after June 30, 2003, are eligible to participate in the Xcel Energy health care program with no employer subsidy.

In conjunction with the 1993 adoption of SFAS No. 106 — “Employers’ Accounting for Postretirement Benefits Other Than Pensions” (SFAS No. 106), Xcel Energy elected to amortize the unrecognized accumulated postretirement benefit obligation (APBO) on a straight-line basis over 20 years.

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

The actual composition of postretirement benefit plan assets at Dec. 31 was:

	2007	2006
Equity and equity mutual fund securities	67%	67%
Fixed income/debt securities	21	21
Cash equivalents	11	11
Nontraditional investments	1	1
	100%	100%

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

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for Xcel Energy postretirement health care plans that benefit employees of its utility subsidiaries is presented in the following table:

(Thousands of Dollars)	2007	2006
Change in Benefit Obligation
Obligation at Jan. 1	$918,693	$938,172
Service cost	5,813	6,633
Interest cost	50,475	52,939
Medicare subsidy reimbursements	2,526	3,561
Plan amendments	—	(945)
Plan participants’ contributions	13,211	11,870
Actuarial gain	(86,576)	(27,511)
Benefit payments	(73,827)	(66,026)
Obligation at Dec. 31	$830,315	$918,693

Change in Fair Value of Plan Assets
Fair value of plan assets at Jan. 1	$406,305	$351,863
Actual return on plan assets	24,623	41,409
Plan participants’ contributions	13,211	11,870
Employer contributions	57,147	67,188
Benefit payments	(73,827)	(66,025)
Fair value of plan assets at Dec. 31	$427,459	$406,305

Funded Status at Dec. 31
Funded status	$(402,856)	$(512,388)
Current liabilities	(1,755)	(2,211)
Noncurrent liabilities	(401,101)	(510,177)
Net amounts recognized on consolidated balance sheets	$(402,856)	$(512,388)

PSCo Amounts Not Yet Recognized as Components of Net Periodic Cost:
Net loss	$74,361	$106,450
Prior service credit	(2,185)	(2,613)
Transition obligation	55,805	66,809
Total	$127,981	$170,646

SFAS No. 158 Amounts Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Regulatory assets	$127,981	$170,646
Total	$127,981	$170,646

PSCo accrued benefit liability recorded	$161,712	$207,992

Measurement Date	Dec. 31, 2007	Dec. 31, 2006

Significant Assumptions Used to Measure Benefit Obligations
Discount rate for year-end valuation	6.25%	6.00%

Effective Dec. 31, 2007, Xcel Energy reduced its initial medical trend assumption from 9.0 percent to 8.0 percent.  The ultimate trend assumption remained unchanged at 5.0 percent.  The period until the ultimate rate is reached is six years.  Xcel Energy bases its medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by Xcel Energy’s retiree medical plan.

A 1-percent change in the assumed health care cost trend rate would have the following effects on PSCo:

(Millions of Dollars)
1-percent increase in APBO components at Dec. 31, 2007	$56.3
1-percent decrease in APBO components at Dec. 31, 2007	(47.1)
1-percent increase in service and interest components of the net periodic cost	4.6
1-percent decrease in service and interest components of the net periodic cost	(3.8)

Plan Changes - The employer subsidy for retiree medical coverage was eliminated for former NCE non-bargaining employees who retire after July 1, 2003.

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously.  Xcel Energy expects to contribute approximately $49 million during 2008.

Benefit Costs — The components of net periodic postretirement benefit cost are:

(Thousands of Dollars)	2007	2006	2005
Service cost	$5,813	$6,633	$6,684
Interest cost	50,475	52,939	55,060
Expected return on plan assets	(30,401	(26,757	(25,700)
Amortization of transition obligation	14,577	14,444	14,578
Amortization of prior service credit	(2,178	(2,178	(2,178)
Amortization of net loss	14,198	24,797	26,246
Net periodic postretirement benefit cost under SFAS No. 106	$52,484	$69,878	$74,690

PSCo
Net periodic postretirement benefit cost recognized — SFAS No. 106	28,661	39,976	43,841
Additional cost recognized due to effects of regulation	3,891	3,891	3,891
Net cost recognized for financial reporting	$32,552	$43,867	$47,732

Significant assumptions used to measure costs (income)
Discount rate	6.00%	5.75%	6.00%
Expected average long-term rate of return on assets (before tax)	7.5	7.5	5.5-8.5

Projected Benefit Payments

The following table lists Xcel Energy’s projected benefit payments for the pension and postretirement benefit plans.

		Gross Projected		Net Projected
		Postretirement Health		Postretirement Health
	Projected Pension	Care Benefit	Expected Medicare	Care Benefit
(Thousands of Dollars)	Benefit Payments	Payments	Part D Subsidies	Payments
2008	$215,127	$60,706	$5,841	$54,865
2009	215,407	62,674	6,280	56,394
2010	222,771	64,508	6,693	57,815
2011	222,743	66,428	7,031	59,397
2012	227,616	67,497	7,415	60,082
2013-2017	1,196,905	348,035	40,849	307,186

9.   Detail of Interest and Other Income (Expense), Net

Interest and other income, net of nonoperating expenses, for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2007	2006	2005
Interest income	$9,876	$4,462	$2,801
Other nonoperating income	2,373	2,581	3,621
Interest expense on corporate-owned life insurance and other insurance policies	(14,642)	(20,404)	(18,273)
Other nonoperating expense	(7)	(862)	(33)
Total interest and other expense, net	$(2,400)	$(14,223)	$(11,884)

10.    Derivative Instruments

In the normal course of business, PSCo is exposed to a variety of market risks.  Market risk is the potential loss or gain that may occur as a result of changes in the market or fair value of a particular instrument or commodity.  PSCo utilizes, in accordance with approved risk management policies, a variety of derivative instruments to mitigate market risk and to enhance its operations.

Commodity Price Risk — PSCo is exposed to commodity price risk in its electric and natural gas operations.  Commodity price risk is managed by entering into both long- and short-term physical purchase and sales contracts for electric capacity, energy and other energy-related products and for various fuels used in the generation of electricity and natural gas utility operations.  Commodity risk is also managed through the use of financial derivative instruments.  PSCo utilizes these derivative instruments to reduce the volatility in the cost of commodities acquired on behalf of its retail customers even though regulatory jurisdiction may provide for recovery of actual costs.  The use of derivative instruments is done consistently with the local jurisdictional cost-recovery mechanism.  PSCo’s risk management policy allows it to manage commodity price risk within each rate-regulated operation to the extent such exposure exists.

Short-Term Wholesale and Commodity Trading Risk — PSCo conducts various short-term wholesale and commodity trading activities, including the purchase and sale of electric capacity and energy and other energy-related instruments.  PSCo’s risk management policy allows management to conduct these activities within guidelines and limitations as approved by our risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

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

Types of and Accounting for Derivative Instruments

PSCo uses derivative instruments in connection with its utility commodity price, interest rate, short-term wholesale and commodity trading activities, including forward contracts, futures, swaps and options.  Qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge).  The types of qualifying hedging transactions that PSCo is currently engaged in are discussed below.

Cash Flow Hedges

Commodity Cash Flow Hedges — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At Dec. 31, 2007, PSCo had various commodity-related contracts designated as cash flow hedges extending through December 2009.

At Dec. 31, 2007, PSCo had $0.3 million in accumulated other comprehensive income that is expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

PSCo had immaterial ineffectiveness related to commodity cash flow hedges during 2007 and 2006.

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

PSCo had no ineffectiveness related to interest rate cash flow hedges during 2007 and 2006.

The following table shows the major components of the derivative instruments valuation in the consolidated balance sheets at Dec. 31:

	2007		2006
(Thousands of Dollars)	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$155,928	$96,654	$174,523	$180,017
Electricity and natural gas trading and hedging instruments	19,117	9,057	15,090	15,222
Total	$175,045	$105,711	$189,613	$195,239

In 2003, as a result of FASB Statement 133 Implementation Issue No. C20, PSCo began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During the first quarter of 2006, PSCo qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying cash flow hedges on PSCo’s accumulated other comprehensive income, included in the consolidated statements of common stockholder’s equity and comprehensive income, is detailed in the following table:

(Millions of Dollars)
Accumulated other comprehensive income related to hedges at Dec. 31, 2004	$15.7

After-tax net unrealized gains related to derivative accounted for as hedges	11.9
After-tax net realized gains on derivative transactions reclassified into earnings	(13.4)
Accumulated other comprehensive income related to hedges at Dec. 31, 2005	$14.2

After-tax net unrealized losses related to derivatives accounted for as hedges	(0.1)
After-tax net realized gains on derivative transactions reclassified into earnings	(1.5)
Accumulated other comprehensive income related to hedges at Dec. 31, 2006	$12.6

After-tax net unrealized gains related to derivatives accounted for as hedges	1.3
After-tax net realized gains on derivative transactions reclassified into earnings	(1.5)
Accumulated other comprehensive income related to hedges at Dec. 31, 2007	$12.4

11.    Financial Instruments

The estimated Dec. 31 fair values of PSCo’s recorded financial instruments are as follows:

	2007		2006
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$23,718	$23,718	$11,144	$11,144
Long-term debt, including current portion	2,193,089	2,297,047	1,946,657	2,023,551

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

The fair value estimates presented are based on information available to management as of Dec. 31, 2007 and 2006. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

Letters of Credit

PSCo use letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Dec. 31, 2007 and 2006, there were $5.1 million and $6.0 million of letters of credit outstanding.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

12. Rate Matters

Pending and Recently Concluded Regulatory Proceedings — CPUC

Base Rate

Natural Gas Rate Case — In December 2006, PSCo filed with the CPUC, a request to increase natural gas rates by $41.9 million, or 2.96 percent.  The request assumed a common equity ratio of 60.17 percent, an ROE of 11 percent and a rate base is approximately $1.1 billion.

In July 2007, the CPUC approved with modifications a comprehensive settlement between PSCo, the CPUC staff, the OCC and Seminole Energy Services, LLC, providing for, among other things, the following:

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

Final rates were implemented effective July 30, 2007.  Under the provisions of this settlement, PSCo will be filing its Phase II (cost allocation and rate design) on or before March 31, 2008, to spread among PSCo’s customer classes the settled revenue requirement from this case.

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Adjustment Rider - On Sept. 7, 2007, PSCo filed with the CPUC a request to implement a transmission cost adjustment rider (TCA), which would recover approximately $18.2 million in 2008.  This filing is pursuant to recently enacted legislation which entitled public utilities to recover, through a separate rate adjustment clause, the costs that it prudently incurs in planning, developing and completing the construction or expansion of transmission.  This legislation further encourages utilities to invest in transmission facilities by allowing the recovery of the total balance of construction work in progress related to those transmission investments at PSCo’s weighted average cost of capital including its most recently authorized rate of ROE.  The CPUC staff and certain other parties challenged the scope of PSCo’s requested cost recovery under the rider during 2008.

In November 2007, PSCo updated its estimate of costs to be recovered through the TCA commencing Jan. 1, 2008, reducing its requested recovery during 2008 to $8.7 million.

In December 2007, the CPUC issued its initial decision approving PSCo’s application to implement the TCA.  However, the CPUC limited the scope of the costs that could be recovered through the rider during 2008 to only those costs associated with transmission investment made after the new legislation authorizing the rider became effective on March 26, 2007.  The CPUC also will require PSCo to base its revenue requirement calculation on a thirteen month average net transmission plant balance.  As a result of the CPUC’s decision, PSCo will implement a rider on Jan. 1, 2008 to recover approximately $4.5 million in 2008.  PSCo sought reconsideration of that aspect of the decision requiring it to base the rider on a thirteen-month average net transmission plant balance.  In February 2008, the CPUC voted to deny rehearing.

Enhanced DSM Program – In October 2007, PSCo filed an application with the CPUC for approval to implement an expanded DSM program and to revise its DSMCA to include current cost recovery and incentives designed to reward PSCo for successfully implementing cost-effective DSM programs and measures.  Under the DSM program currently in place, PSCo is committed to using its best efforts to acquire, on average, 40 MW of demand reduction and 100 GWh of energy savings per year from cost-effective DSM programs over the period beginning Jan. 1, 2006 and ending Dec. 31, 2013, so that by Jan. 1, 2014 PSCo will have achieved a cumulative level of 320 MW of total demand reduction and 800 GWh of annual energy savings.  With this application, PSCo proposes to expand and extend its commitment to acquire a cumulative level of 694 MW of peak demand reduction and 2,351 GWh of energy savings, including achievements associated with its existing DSM programs over the period Jan. 1, 2009 through Dec. 31 2009.  Under the proposed revision to the DSMCA, PSCo would recover 100 percent of its forecasted expenses associated with the DSM program during the year in which the rider is in effect as well as an incentive based upon the net economic benefits achieved during the prior year up to 20 percent of the net present vales of the benefits achieved.

Interruptible Service Option Credit Program - In November 2007 PSCo requested to expand its interruptible service option credit program (ISOC) to make it available to customers with interruptible demands of 300 KW and above.  PSCo also seeks to change the basis upon which it pays credits to customers who participate in the program and to obtain approval for current recovery of those credits through the DSM Adjustment Clause.  Lastly, PSCo seeks authority to recover an incentive in addition to receiving reimbursement of the credits paid to customers to reward it for successful implementation of a program that reduces overall costs to its retail customers.

Other

Pending and Recently Concluded Regulatory Proceedings — FERC

Pacific Northwest FERC Refund Proceeding - In July 2001, the FERC ordered a preliminary hearing to determine whether there may have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest for the period Dec. 25, 2000 through June 20, 2001. PSCo supplied energy to the Pacific Northwest markets during this period and has been an active participant in the hearings.  In September 2001, the presiding ALJ concluded that prices in the Pacific Northwest during the referenced period were the result of a number of factors, including the shortage of supply, excess demand, drought and increased natural gas prices.  Under these circumstances, the ALJ concluded that the prices in the Pacific Northwest markets were not unreasonable or unjust and no refunds should be ordered.  Subsequent to the ruling, the FERC has allowed the parties to request additional evidence regarding the use of certain strategies and how they may have impacted the markets in the Pacific Northwest markets.  For the referenced period, parties have claimed that the total amount of transactions with PSCo subject to refund are $34 million.  In June 2003, the FERC issued an order terminating the proceeding without ordering further proceedings.  Certain purchasers filed appeals of the FERC’s orders in this proceeding with the United States Court of Appeals for the Ninth Circuit.

In an order issued on Aug. 24, 2007, the Ninth Circuit issued an order remanding the proceeding back to the FERC.  The court of appeals determined that it had jurisdiction to review the FERC’s decision not to order refunds and remanded the case back to the FERC, directing that the FERC consider evidence that had been presented regarding intentional market manipulation in the California markets and its potential ties to transactions in the Pacific Northwest.  The court of appeals also indicated that the FERC should consider other rulings addressing overcharges in the California organized markets.

13.   Commitments and Contingent Liabilities

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

Following is a summary of assets held under capital leases:

(Millions of Dollars)	2007	2006
Storage, leaseholds and rights	$40.5	$40.5
Gas pipeline	20.7	20.7
	61.2	61.2
Less: Accumulated amortization	(16.3)	(15.0)
Total assets held under capital leases	$44.9	$46.2

The remainder of the leases, primarily for office space, railcars, generating facilities, trucks, cars and power-operated equipment are accounted for as operating leases.  Rental expense under operating lease obligations was approximately $44.6 million, $17.1 million and $19.6 million for 2007, 2006 and 2005, respectively.  Purchase power agreements contributed $26.1 million in 2007.

Included in the future commitments under operating leases are estimated future payments under purchase power agreements that have been accounted for as operating leases in accordance with Emerging Issues Task Force 01-8, “Determining whether an Arrangement Contains a Lease” and SFAS No. 13, “Accounting for Leases.”  Future commitments under operating and capital leases for continuing operations are:

(Millions of Dollars)	Other Operating Leases	Purchased Power Agreement Operating Leases	Total Operating Leases	Capital Leases
2008	$9.2	$45.0	$54.2	$6.1
2009	8.1	45.4	53.5	6.0
2010	8.1	41.6	49.7	5.8
2011	7.9	30.9	38.8	5.7
2012	7.5	26.9	34.4	5.5
Thereafter	26.6	431.2	457.8	56.9
Total minimum obligation				86.0
Interest component of obligation				(41.1)
Present value of minimum obligation				$44.9

Capital Commitments — The estimated cost, as of Dec. 31, 2007, of the capital expenditure programs and other capital requirements of PSCo is approximately $825 million in 2008, $505 million in 2009 and $530 million in 2010.  PSCo’s capital expenditure forecast includes the following major project:

Comanche 3 - Comanche 3, a 750-MW coal-fired plant being built in Colorado is expected to cost approximately $1.35 billion, with major construction initiated in 2006 and expected to be completed in the fall of 2009.  The CPUC has approved sharing one-third ownership of this plant with other parties.  Consequently, PSCo’s investment in Comanche 3 will be approximately $1 billion.

The capital expenditure programs of PSCo are subject to continuing review and modification.  Actual utility construction expenditures may vary from the estimates due to changes in electric and natural gas projected load growth regulatory decisions, the desired reserve margin and the availability of purchased power, as well as alternative plans for meeting PSCo’s long-term energy needs.  In addition, PSCo’s ongoing evaluation of compliance with future requirements to install emission-control equipment and merger, acquisition and divestiture opportunities to support corporate strategies may impact actual capital requirements.

Fuel Contracts — PSCo has contracts providing for the purchase and delivery of a significant portion of its current coal and natural gas requirements.  These contracts expire in various years between 2008 and 2028.  In addition, PSCo may be required to pay additional amounts depending on actual quantities shipped under these agreements.  The potential risk of loss, in the form of increased costs from market price changes in fuel, is mitigated through the cost-rate adjustment mechanisms, which provide for pass through of most fuel, storage and transportation costs.

The estimated minimum purchase obligation for PSCo under these contracts as of Dec. 31, 2007, is as follows:

Coal	Natural Gas Supply	Gas Storage & Transportation
	(Millions of Dollars)
$687	$979	$2,088

Purchased Power Agreements — PSCo has entered into agreements with utilities and other energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance and during outages and meet operating reserve obligations.  PSCo has various pay-for-performance contracts with expiration dates through the year 2027.  In general, these contracts provide for capacity payments, subject to meeting certain contract obligations and energy payments based on actual power taken under the contracts.  Certain contractual payment obligations are adjusted based on indices.  However, the effects of these price adjustments are mitigated through cost-of-energy rate adjustment mechanisms.

PSCo has also executed three additional purchase power agreements that are conditional upon achievement of certain conditions, including becoming operational.  Estimated payments under these conditional obligations are $13.6 million for 2008, $18.2 million for 2009 through 2011, $28.8 million for 2012 and $477.7 million thereafter, respectively.

At Dec. 31, 2007, the estimated future payments for capacity, accounted for as executory contracts, that PSCo is obligated to purchase, subject to availability, were as follows:

(Millions of Dollars)
2008	$345.3
2009	327.6
2010	300.8
2011	288.0
2012	229.9
2013 and thereafter	506.8
Total	$1,998.4

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

•          Site of a former MGP operated by PSCo, its predecessors, or other entities; and

•          Third party sites, such as landfills, to which PSCo is alleged to be a potentially responsible party (PRP) that sent hazardous materials and wastes.

PSCo records a liability when enough information is obtained to develop an estimate of the cost of environmental remediation and revises the estimate as information is received.  The estimated remediation cost may vary materially from the initial estimate.

To estimate the remediation cost for these sites, assumptions are made where facts are not fully known.  For instance,  assumptions may be made about the nature and extent of site contamination, the extent of required cleanup efforts, costs of alternative cleanup methods and pollution-control technologies, the period over which remediation will be performed and paid for, changes in environmental remediation and pollution-control requirements, the potential effect of technological improvements, the number and financial strength of other PRPs and the identification of new environmental cleanup sites.

Estimates are revised as facts become known.  At Dec. 31, 2007, the liability for the cost of remediating these sites was estimated to be $1.7 million, of which $0.6 million was considered to be a current liability.  Some of the cost of remediation may be recovered from:

•          Insurance coverage;

•          Other parties that have contributed to the contamination; and

•          Customers.

Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined.  Estimates have been recorded for PSCo’s future costs for these sites.

Manufactured Gas Plant Site

Fort Collins Manufactured Gas Plant Site — Prior to 1926, the Poudre Valley Gas Co. operated an MGP in Fort Collins, Colo., not far from the Cache la Poudre River.  In 1926, after acquiring the assets of the Poudre Valley Gas Co., PSCo shut down the MGP site and has subsequently sold most of the property.  In 2002, an oily substance similar to MGP byproducts was discovered in the Cache la Poudre River.  In November 2004, PSCo entered into an agreement with the EPA, the city of Fort Collins and Schrader Oil Co. under which PSCo performed remediation and monitoring work.  PSCo has substantially completed work at the site, with the exception of ongoing maintenance and monitoring.

In May 2005, PSCo filed a natural gas rate case with the CPUC requesting recovery of cleanup costs at the Fort Collins MGP site spent through March 2005, which amounted to $6.2 million, to be amortized over four years.  PSCo reached a settlement agreement with the parties in the case.  In January 2006, the CPUC approved the settlement agreement, rates were effective Feb. 6, 2006.

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

In April 2005, PSCo brought a contribution action against Schrader Oil Co. and related parties alleging Schrader Oil Co. released hazardous substances into the environment and these releases caused MGP byproducts to migrate to the Cache la Poudre River, thereby substantially increasing the scope and cost of remediation.  PSCo requested damages, including a portion of the costs PSCo incurred to investigate and remove contaminated sediments from the Cache la Poudre River.  In December 2005, the court denied Schrader’s request to dismiss the PSCo suit.  Schrader thereafter filed a response to the PSCo complaint and a counterclaim against PSCo for its response costs under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and under the Resource Conservation and Recovery Act (RCRA).  Schrader alleged as part of its counterclaim an “imminent and substantial endangerment” of its property as defined by RCRA.  PSCo filed a motion for partial summary judgment to dismiss Schrader’s RCRA claim.  In October 2007, the court granted PSCo’s motion for partial summary judgment and dismissed Schrader’s RCRA claim.  Schrader also filed a motion for summary judgment seeking to dismiss PSCo’s CERCLA claim.  PSCo believes this motion is without merit and will vigorously defend its claim.  Any costs recovered from Schrader are expected to operate as a credit to ratepayers.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of PSCo’s facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.  PSCo has recorded an estimate for final removal of the asbestos as an ARO.  See additional discussion of AROs below.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Regional Haze Rules — In June 2005, the EPA finalized amendments to the July 1999 regional haze rules.  These amendments apply to the provisions of the regional haze rule that require emission controls, known as BART, for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.  Some PSCo generating facilities will be subject to BART requirements.

The EPA requires states to develop implementation plans to comply with BART by December 2007.  States are required to identify the facilities that will have to reduce SO2, NOx and particulate matter emissions under BART and then set BART emissions limits for those facilities.  In May 2006, the Colorado Air Quality Control Commission promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate and maintain BART technology or an approved BART alternative to make reasonable progress toward meeting the national visibility goal.  PSCo estimates that implementation of the BART alternatives will cost approximately $211 million in capital costs, which includes approximately $62 million in environmental upgrades for the existing Comanche Station project, which are included in the capital budget.  PSCo expects the cost of any required capital investment will be recoverable from customers.  Emissions controls are expected to be installed between 2011 and 2014.  On June 4, 2007, the CAPCD approved PSCo’s BART analysis and obtained public comment on its BART determination and  PSCo’s BART permits.  The Air Quality Control Commission approved the CAPCD’s BART determination for PSCo during a public hearing in December 2007.  CAPCD’s BART determinations and corresponding provisions of the regional haze state implementation plan will be submitted to the EPA for approval in 2008.  In addition, in early 2008, the CAPCD plans to embark on a stakeholder process to develop presumptive standards for significant source categories and establish reasonable progress goals for Colorado’s Class I areas.  To meet these goals, more controls may be required from certain sources, which may or may not include those sources previously controlled under BART.

CAMR — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  On Feb. 8, 2008, the D.C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  Colorado’s mercury rule requires mercury emission controls capable of achieving 80 percent capture be installed at Pawnee Station by 2012 and all other Colorado units by 2014.  PSCo is in the process of installing mercury monitors on seven Colorado units at an estimated aggregate cost of approximately $2.6 million.  PSCo is evaluating the mercury emission controls required to meet the new rule and is currently unable to provide a capital cost estimate.

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” for minimizing adverse environmental impacts.  In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking.  In January 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration.  In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remand.  As a result, the rule’s compliance requirements and associated deadlines are currently unknown.  It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.

Notice of Violation — In July 2002, PSCo received a Notice of Violation (NOV) from the EPA alleging violations of the New Source Review (NSR) requirements of the Clean Air Act (CAA) at the Comanche and Pawnee plants in Colorado.  The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid- to late-1990s should have required a permit under the NSR process.  PSCo believes it has acted in full compliance with the CAA and NSR process.  It believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements.  PSCo disagrees with the assertions contained in the NOV and intends to vigorously defend its position.

Cherokee Station Alleged Clean Air Act Violations — In January 2008, Xcel Energy received a notice letter from Rocky Mountain Clean Air Action stating that the group intends to sue Xcel Energy for alleged Clean Air Act violations at Cherokee Station.  The group claims that Cherokee Station’s opacity emissions have exceeded allowable limits over the past five years and that its opacity monitors exceeded downtime limits.  Xcel Energy disputes these claims and believes they are without merit.  The Clean Air Act requires notice be given 60 days prior to filing a lawsuit.  If the group does in fact file its threatened lawsuit, Xcel Energy will vigorously defend itself against these claims.

Asset Retirement Obligations

PSCo records future plant removal obligations as a liability at fair value with a corresponding increase to the carrying values of the related long-lived assets in accordance with SFAS No. 143 — “Accounting for Asset Retirement Obligations” (SFAS No. 143).  This liability will be increased over time by applying the interest method of accretion to the liability and the capitalized costs will be depreciated over the useful life of the related long-lived assets.  The recording of the obligation for regulated operations has no income statement impact due to the deferral of the adjustments through the establishment of a regulatory asset pursuant to SFAS No. 71.

Recorded ARO — ARO’s have been recorded for steam production, electric transmission and distribution and natural gas distribution.  The steam production obligation includes asbestos and ash-containment facilities.  The asbestos recognition associated with the steam production includes certain plants at PSCo.  Generally, this asbestos abatement removal obligation originated in 1973 with the Clean Air Act, which applied to the demolition of buildings or removal of equipment containing asbestos that can become airborne on removal.  AROs also have been recorded  for PSCo steam production related to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills. The origination date on the ARO recognition for ash-containment facilities at steam plants was the in-service date of various facilities.

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

A reconciliation of the beginning and ending aggregate carrying amounts of PSCo’s AROs is shown in the table below for the 12 months ended Dec. 31, 2007 and 2006, respectively:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2007	Liabilities Recognized	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2007

Electric Utility Plant:
Steam production asbestos	$9,634	$—	$—	$567	$—	$10,201
Steam production ash containment	3,906	—	—	241	(89)	4,058
Electric transmission and distribution	593	—	—	13	(524)	82
Gas Utility Plant:
Gas transmission and distribution	29,202	—	—	724	—	29,926
Total liability	$43,335	$—	—	$1,545	$(613)	$44,267

(Thousands of Dollars)	Beginning Balance Jan. 1, 2006	Liabilities Recognized	Liabilities Settled	Accretion	Revisions To Prior Estimates	Ending Balance Dec. 31, 2006

Electric Utility Plant:
Steam production asbestos	$9,099	$—	$—	$535	$—	$9,634
Steam production ash containment	3,720	—	—	230	(44)	3,906
Electric transmission and distribution	700	—	—	18	(125)	593
Gas Utility Plant:
Gas transmission and distribution	28,449	—	—	706	47	29,202
Total liability	$41,968	$—	—	$1,489	$(122)	$43,335

Indeterminate AROs — PSCo has underground natural gas storage facilities that have special closure requirements for which the final removal date cannot be determined, therefore an ARO has not been recorded.

Removal Costs - PSCo accrues an obligation for plant removal costs for generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities.  Given the long periods over which the amounts were accrued and the changing of rates through time, PSCo has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Accordingly, the recorded amounts of estimated future removal costs are considered regulatory liabilities under SFAS No. 71.  Removal costs as of Dec. 31, 2007 and Dec. 31, 2006 were $374 million and $389 million, respectively.

Legal Contingencies

In the normal course of business, PSCo is party to routine claims and litigation arising from prior and current operations. PSCo is actively defending these matters and has recorded a liability related to the probable cost of settlement or other disposition, when it can be reasonably estimated.

Environmental Litigation

Comanche 3 Permit Litigation — In August 2005, Citizens for Clean Air and Water in Pueblo and Southern Colorado and Clean Energy Action filed a complaint in Colorado state court against the CAPCD alleging that the division improperly granted permits to PSCo under Colorado’s Prevention of Significant Deterioration program for the construction and operation of Comanche 3.  PSCo intervened in the case.  In June 2006, the court ruled in PSCo’s favor and held that the Comanche 3 permits had been properly granted and plaintiffs’ claims to the contrary were without merit.  Plaintiffs appealed the decision.   In February 2008, the Colorado Court of Appeals affirmed the state court’s ruling.

Carbon Dioxide Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit.  On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the Second Circuit Court of Appeals.  In June 2007 the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 ( April 2, 2007) on the issues raised by the parties on appeal.  Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the Clean Air Act.  In response to the request of the Second Circuit Court of Appeals, in June 2007, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal.  The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April  2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  In  September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals.  The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Employment, Tort and Commercial Litigation

Qwest vs. Xcel Energy Inc. – In June 2004, an employee of PSCo was seriously injured when a pole owned by Qwest malfunctioned.  In  September 2005, the employee commenced an action against Qwest in Denver state court.  In April 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo. Pursuant to this agreement, Qwest asserted PSCo had an affirmative duty to properly train and instruct its employees on pole safety, including testing the pole for soundness before climbing.  In May 2006, PSCo filed a counterclaim against Qwest asserting Qwest had a duty to PSCo and an obligation under the contract to maintain its poles in a safe and serviceable condition.  In May 2007, the matter was tried and the jury found Qwest solely liable for the accident and this determination resulted in an award of damages in the amount of approximately $90 million.  In January 2008, Qwest filed a notice of appeal.

Mallon v. Xcel Energy Inc. —  In  July 2007, Theodore Mallon and TransFinancial Corporation filed a declaratory judgment action against Xcel Energy in U.S. District Court in Colorado (Mallon Federal Action).  In this lawsuit, plaintiffs seek a determination that Xcel Energy is not entitled to assert claims against plaintiffs related to the 1984 and 1985 sale of COLI to PSCo, a predecessor of Xcel Energy.  In August 2007, Xcel Energy, PSCo and PSRI commenced a lawsuit in Colorado state court against Mallon and TransFinancial Corporation (Mallon State Action).  In the Mallon State Action, Xcel Energy, PSCo and PSRI seek damages against Mallon and TransFinancial for, among other things, breach of contract and breach of fiduciary duties associated with the sale of the COLI policies.  In August 2007, Xcel Energy also filed a motion to stay or, in the alternative, to dismiss the Mallon Federal Action.  In September, a motion to stay the Mallon State Court action was subsequently filed by Mallon and TransFinancial.  In November 2007, the U.S. District Court in Colorado  dismissed the complaint in the Mallon Federal Action and Mallon and TransFinancial subsequently withdrew their motion to stay the Mallon State Court Action.

14.   Regulatory Assets and Liabilities

PSCo’s consolidated financial statements are prepared in accordance with the provisions of SFAS No. 71, as discussed in Note 1 to the consolidated financial statements.  Under SFAS No. 71, regulatory assets and liabilities can be created for amounts that regulators may allow to be collected, or may require to be paid back to customers in future electric and natural gas rates.  Any portion of the business that is not rate regulated cannot use SFAS No. 71 accounting.  If changes in the utility industry or the business of PSCo no longer allow for the application of SFAS No. 71 under GAAP, PSCo would be required to recognize the write-off of regulatory assets and liabilities in its consolidated statement of income.  The components of unamortized regulatory assets and liabilities on the consolidated balance sheets of PSCo are:

	See	Remaining
(Thousands of Dollars)	Note	Amortization Period	2007	2006
Regulatory Assets

Current regulatory asset – Unrecovered fuel costs	1	Less than one year	$13,857	$157,827

Pension and other postretirement benefits	8	Various	$328,137	$386,346
Conservation programs (a)		Various	78,415	70,572
AFDC recorded in plant (a)		Plant lives	44,913	39,722
Contract valuation adjustments (b)	10	Term of related contract	22,931	39,131
Losses on reacquired debt	1	Term of related debt	22,404	24,315
Net asset retirement obligations		Plant lives	15,545	13,664
Environmental costs	13	Four to five years	15,174	8,522
Renewable resource costs		One to two years	5,273	—
Rate case costs	1	Various	1,523	2,190
Other		Various	5,674	4,554
Total noncurrent regulatory assets			$539,989	$589,016

Regulatory Liabilities

Current regulatory liability – Overrecovered fuel costs (c)			$34,411	$4,151

Plant removal costs	11		$374,213	$389,056
Contract valuation adjustments			59,275	—
Investment tax credit deferrals			33,471	35,764
Deferred income tax adjustments			28,403	31,146
Gain on sale of emission allowances			18,031	—
Other			3,008	14,289
Total noncurrent regulatory liabilities			$516,401	$470,255

(a)      Earns a return on investment in the ratemaking process. These amounts are amortized consistent with recovery in rates.

(b)     Includes the fair value of certain long-term purchased power agreements used to meet energy capacity requirements.

(c)      Included in other current liabilities of $108,979 and $74,381 at Dec. 31, 2007 and 2006, respectively, on the consolidated balance sheets.

15. Segments and Related Information

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

Operating results from the regulated electric utility and regulated natural gas utility serve as the primary basis for the chief operating decision maker (CODM) to evaluate the dual performance of PSCo.

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

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
2007
Operating revenues from external customers	$2,605,388	$1,186,106	$36,006	$—	$3,827,500
Intersegment revenues	183	29	—	(212)	—
Total revenues	$2,605,571	$1,186,135	$36,006	$(212)	$3,827,500
Depreciation and amortization	$199,776	$58,914	$6,552	$—	$265,242
Financing costs, mainly interest expense	97,208	24,311	46,169	(782)	166,906
Income tax expense (benefit)	134,671	35,482	(35,796)	—	134,357
Net income (loss)	$241,955	$81,348	$(26,409)	$—	$296,894
2006
Operating revenues from external customers	$2,505,445	$1,262,295	$38,089	$—	$3,805,829
Intersegment revenues	201	90	—	(291)	—
Total revenues	$2,505,646	$1,262,385	$38,089	$(291)	$3,805,829
Depreciation and amortization	$177,239	$56,054	$6,533	$—	$239,916
Financing costs, mainly interest expense	95,674	26,984	1,750	(301)	124,107
Income tax expense (benefit)	93,429	30,049	(41,777)	—	81,701
Net income	$170,997	$57,475	$12,986	$—	$241,458
2005
Operating revenues from external customers	$2,504,028	$1,329,034	$33,501	$—	$3,866,563
Intersegment revenues	263	97	—	(360)	—
Total revenues	$2,504,291	$1,329,131	$33,501	$(360)	$3,866,563
Depreciation and amortization	$179,774	$52,009	$6,619	$—	$238,402
Financing costs, mainly interest expense	108,824	30,150	2,241	(969)	140,246
Income tax expense (benefit)	89,579	23,112	(42,451)	—	70,240
Net income	$153,436	$43,458	$14,523	$—	$211,417

16.   Related Party Transactions

Xcel Energy Services Inc. provides management, administrative and other services for the subsidiaries of Xcel Energy, including PSCo.  The services are provided and billed to each subsidiary in accordance with Service Agreements executed by each subsidiary.  Costs are charged directly to the subsidiary which uses the service whenever possible and are allocated if they cannot be directly assigned.

Xcel Energy has established a utility money pool arrangement with the utility subsidiaries.  See Note 3 for further discussion of this borrowing arrangement.

Utility Engineering Corp. (UE), a former Xcel Energy subsidiary, provided construction services to PSCo, for which it was paid $3.3 million in 2005.  UE was sold in April 2005.

Cheyenne Light, Fuel and Power (Cheyenne), a former Xcel Energy subsidiary, purchased all of its electricity requirements from PSCo.  During 2004, Xcel Energy reached an agreement to sell Cheyenne.  The sale was completed in January 2005.

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2007	2006	2005
Operating revenues:
Electric utility	$—	$—	$2,378
Operating expenses:
Other operations — paid to Xcel Energy Services Inc	270,778	267,307	256,290
Interest expense	966	4,894	725

Accounts receivable and payable with affiliates at Dec. 31, was:

	2007		2006
	Accounts	Accounts	Accounts	Accounts
(Thousands of Dollars)	Receivable	Payable	Receivable	Payable
NSP-Minnesota	$17,440	$—	$6,598	$—
NSP-Wisconsin	—	2	1,285	—
SPS	—	337	—	1,189
Other subsidiaries of Xcel Energy	17,144	27,106	738	29,102
	$34,584	$27,445	$8,621	$30,291

17. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2007	June 30, 2007	Sept. 30, 2007	Dec. 31, 2007

Revenue	$1,163,691	$835,598	$781,261	$1,046,950
Operating income	148,682	133,193	172,421	132,082
Net income	85,749	14,138	105,658	91,349

	Quarter Ended
(Thousands of Dollars)	March 31, 2006	June 30, 2006	Sept. 30, 2006	Dec. 31, 2006

Revenue	$1,267,025	$767,231	$793,724	$977,849
Operating income	133,087	105,348	99,504	120,900
Net income	76,846	52,193	47,358	65,061

Item 9 — Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

During 2006 and 2007, and through the date of this report, there were no disagreements with the independent public accountants for PSCo on accounting principles or practices, financial statement disclosures or audit scope or procedures.

Item 9A(T) — Controls and Procedures

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of Dec. 31, 2007, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and the CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in PSCo’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSCo’s internal control over financial reporting.

PSCo maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  PSCo has evaluated and documented its controls in process activities, in general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2007 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, PSCo conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, PSCo did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board (PCAOB) and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

This annual report does not include an attestation report of PSCo’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by PSCo’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit PSCo to provide only management’s report in this annual report.

Item 9B — Other Information

None.

PART III

Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted from this report for PSCo in accordance with conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly-owned subsidiaries.

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships, Related Transactions and Director Independence

Item 14 — Principal Accounting Fees and Services

Information concerning fees paid to the principal accountant for each of the last two years is contained in the Xcel Energy Proxy Statement for its 2008 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.         Consolidated Financial Statements:

Management Report on Internal Controls — For the year ended Dec. 31, 2007.

Report of Independent Registered Public Accounting Firm — For the years ended Dec. 31, 2007, 2006 and 2005.

Consolidated Statements of Income — For the three years ended Dec. 31, 2007, 2006 and 2005.

Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2007, 2006 and 2005.

Consolidated Balance Sheets — As of Dec. 31, 2007 and 2006.

2.         Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2007, 2006 and 2005.

3.         Exhibits

*Indicates incorporation by reference
+Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors
2.01*	Merger Agreement and Plan of Reorganization dated Aug. 22, 1995 (Form 8-K, dated Aug. 22, 1995, File No. 1-3280 — Exhibit 2).
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998 (Form 10-K, Dec. 31, 1998, Exhibit 3(a)(1)).
3.02*	By-laws dated Nov. 20, 1997 (Form 10-K, Dec. 31, 1997, Exhibit 3(b)(1)).
4.01*	Indenture, dated as of Oct. 1, 1993, providing for the issuance of First Collateral Trust Bonds (Form 10-Q, Sept. 30, 1993 — Exhibit 4(a)).

4.02*	Indentures supplemental to Indenture dated as of Oct. 1, 1993:

	Previous Filing:			Previous Filing:
	Form; Date or	Exhibit		Form; Date or	Exhibit
Dated as of	file no.	No.	Dated as of	file no.	No.

Nov. 1, 1993	S-3, (33-51167)	4(b)(2)	Aug. 15, 2002	10-Q, Sept. 30, 2002	4.03
Jan. 1, 1994	10-K, 1993	4(b)(3)	Sept. 1, 2002	8-K, Sept. 18, 2002	4.01
Sept. 2, 1994	8-K, September 1994	4(b)	Sept. 15, 2002	10-Q, Sept. 30, 2002	4.04
May 1, 1996	10-Q, June 30, 1996	4(b)	March 1, 2003	S-3, April 14, 2003 (333-104504)	4(b)(3)
Nov. 1, 1996	10-K, 1996	4(b)(3)	April 1, 2003	10-Q May 15, 2003 (001-03034	4.02
Feb. 1, 1997	10-Q, March 31, 1997	4(b)	May 1, 2003	S-4, June 11, 2003 (333-106011)	4.9
April 1, 1998	10-Q, March 31, 1998	4(b)	Sept. 1, 2003	8-K, Sept. 2, 2003 (001-03280	4.02
			Sept. 15, 2003	Xcel 10-K, Mar. 15, 2004 (001-03034)	4.100
			Aug. 1, 2005	PSCo 8-K, Aug. 18, 2005 (001-03280)	4.02
			Aug. 1, 2007	PSCo 8-K, Aug. 14, 2007 (001-03280)	4.01

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

4.05*	$700,000,000 Credit Agreement dated Dec. 14, 2006 between PSCo and various lenders (Exhibit 99.01 to Form 8-K (file no. 001-03280) dated Dec. 14, 2006).
4.06*	Supplemental Indenture, dated Aug. 1, 2007, between PSCo and U.S. Bank Trust National Association, as successor Trustee. (Exhibit 4.01 to PSCo Form 8-K (file no 001-3280) dated Aug. 14, 2007).
10.01*+	Xcel Energy Omnibus Incentive Plan (Exhibit A to Form DEF-14A (file no. 001-03034) filed Aug. 29, 2000).
10.02*+

Employment Agreement dated March 24, 1999, among Northern States Power Co. (a Minnesota corporation), New Century Energies, Inc. and Wayne H. Brunetti (Exhibit 10(b) to New Century Energies, Inc. Form 10-Q, (file no. 001-12927) dated March 31, 1999).

10.03*+	Amended and Restated Executive Long-Term Incentive Award Stock Plan. (Exhibit 10.02 to NSP-Minnesota Form 10-Q (file no. 001-03034) for the quarter ended March 31, 1998).
10.04*+	New Century Energies Omnibus Incentive Plan, (Exhibit A to New Century Energies, Inc. Form DEF 14A (file no. 001-12927) filed March 26, 1998.
10.05*+	Supplemental Executive Retirement Plan (Exhibit 10(e) (1) to New Century Energies, Inc. Form 10-K (file no. 001-12927) dated Dec. 31, 1998).
10.06*+	Supplemental Executive Retirement Plan for Key Management Employees, as amended and restated March 26, 1991 (Exhibit 10(e)(2) to PSCo Form 10-K (file no. 001-3280) dated Dec. 31, 1991).
10.07*+	Supplemental Retirement Income Plan as amended July 23, 1991 (Exhibit 10(d) to SPS Form 10-K, (file no. 001-03789) dated Aug. 31, 1996).
10.08*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy dated Oct. 22, 2003 (Exhibit 10.10 to SPS Form S-4, (file no. 333-112032) dated Jan. 21, 2004).
10.09*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated Jan. 1, 2004 (Exhibit B to Form DEF-14A (file no. 001-03034) dated Apr. 9, 2004).
10.10*+	Xcel Energy Nonqualified Deferred Compensation Plan (2002 restatement) (Exhibit 10.23 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).
10.11*+	Xcel Energy Non-employee Directors’ Deferred Compensation Plan (Exhibit 10.24 to Xcel Energy Form 10-K (file no. 001-03034) dated March 15, 2004).

10.12*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies (Exhibit H-1 to Form U5B (file no. 001-03034) dated Nov. 16, 2000).
10.13*	Securities Litigation Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.14*	ERISA Actions Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.02 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.15*	Shareholder Derivative Action Settlement Agreement as of Dec. 31, 2004 and approved Jan. 14, 2005 (Exhibit 10.03 to Form 8-K (file no. 001-03034) dated Jan. 14, 2005).
10.16*+	Employment Agreement, effective Dec. 15, 1997, between company and Mr. Paul J. Bonavia, as amended (Exhibit 10.25 to Xcel Energy Form 10-K (file no. 001-03034) for the year ended Dec. 31, 2004).
10.17*+	Xcel Energy Executive Annual Incentive Award Plan Form of Restricted Stock Agreement (Exhibit 10.06 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.18*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.05 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.19*+	Xcel Energy Omnibus Incentive Plan Form of Performance Share Agreement (Exhibit 10.04 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.20*+	Xcel Energy Omnibus Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.07 to Xcel Energy Form 10-Q (file no. 001-03034) dated June 30, 2005).
10.21*+	Xcel Energy Omnibus 2005 Incentive Plan (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated May 25, 2005).
10.22*+	Xcel Energy Executive Annual Incentive Award Plan (Exhibit 10.02 to Form 8-K (file no. 001-03034) dated May 25, 2005).
10.23*+	Xcel Energy Amended Employment Agreement, between Xcel Energy Inc. and Wayne H. Brunetti (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated June 29, 2005).
10.24*+	Xcel Energy Supplemental Executive Retirement Plan (Exhibit 10.01 to Form 8-K (file no. 001-03034) dated Dec. 13, 2005).
10.25*+	First Amendment to the Xcel Energy Senior Executive Severance and Change-In-Control Policy dated Oct. 25, 2006.
10.26*+	Agreement, dated March 20, 2007 between Mr. Gary R. Johnson and Xcel Energy Inc. (Exhibit 10.1 to Form 8-K (file no. 001-03034) dated March 20, 2007).
10.27*

Letter dated Sept. 19, 2007, from Xcel Energy Inc. to the U.S. Department of Justice (DOJ) submitting its offer to settle the COLI tax dispute and Letter dated Sept. 21, 2007 from the DOJ to Xcel Energy Inc. accepting the settlement offer. (Exhibit 10.1 to Form 10-Q (file no. 001-03034) for the quarter ended Sept. 30, 2007).

10.28*+	Second Amendment to the Xcel Energy Senior Executive Severance and Change-in-Control Policy. (Exhibit 10.01 to Xcel Energy’s Form 8-K (file no. 001-03034) dated May 23, 2007).
10.29*+	Amendment Four to Employment Agreement between Xcel Energy Inc. and Paul Bonavia (Exhibit 10.02 to Xcel Energy’s Form 8-K (file no. 001-03034) dated May 23, 2007).
10.30*

Amended and Restated Coal Supply Agreement entered into Oct. 1, 1984 but made effective as of Jan. 1, 1976 between Public Service Co. of Colorado and Amax Inc. on behalf of its division, Amax Coal Co. (Form 10-K (file no. 001-03280) Dec. 31, 1984 — Exhibit 10(c)(1)).

10.31*

First Amendment to Amended and Restated Coal Supply Agreement entered into May 27, 1988 but made effective Jan. 1, 1988 between Public Service Co. of Colorado and Amax Coal Co. (Form 10-K (file no. 001-03280) Dec. 31, 1988 — Exhibit 10(c)(2)).

10.32*	Proposed Settlement Agreement excerpts, as filed with the CPUC (Exhibit 99.02 to Form 8-K (file no. 001-03034) dated Dec. 3, 2004).
10.33*	Settlement Agreement among Public Service Co. of Colorado and Concerned Environmental and Community Parties, dated Dec. 3, 2004 (Exhibit 99.03 to Form 8-K (file no. 001-03034) dated Dec. 3, 2004).
12.01	Statement of Computation of Ratio of Earnings to Fixed Charges.
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SCHEDULE II

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

VALUATION AND QUALIFYING ACCOUNTS

Years Ended Dec. 31, 2007, 2006 and 2005

(Thousands of Dollars)

		Additions
	Balance at	Charged	Charged	Deductions	Balance
	beginning	to costs and	to other	from	at end
	of period	expenses	accounts (1)	reserves (2)	of period
Reserve deducted from related assets:
Allowance for bad debts:
2007	$18,415	$26,149	$9,582	$30,845	$23,301
2006	19,381	26,944	7,375	35,285	18,415
2005	14,734	24,214	6,216	25,783	19,381

1)                 Recovery of amounts previously written off.

2)                 Principally bad debts written off or transferred.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

PUBLIC SERVICE COMPANY OF COLORADO

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer
(Principal Financial Officer)

February 25, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated above.

/s/ TIM E. TAYLOR	/s/ RICHARD C. KELLY
Tim E. Taylor	Richard C. Kelly
President, Chief Executive Officer and Director	Chairman and Director
(Principal Executive Officer)

/s/ TERESA S. MADDEN	/s/ BENJAMIN G.S. FOWKE III
Teresa S. Madden	Benjamin G.S. Fowke III
Vice President and Controller	Vice President, Chief Financial Officer and Director
(Principal Accounting Officer)	(Principal Financial Officer)

/s/ PAUL J. BONAVIA
Paul J. Bonavia
Vice President and Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

PSCo has not sent, and does not expect to send, an annual report or proxy statement to its security holder.