Form 10-Q
period 2008-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2008-05-05
CIK 81018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

or

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 5, 2008
Common Stock, $0.01 par value	100 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31,
	2008	2007
Operating revenues
Electric utility	$654,496	$636,500
Natural gas utility	562,952	516,394
Steam and other	11,030	10,797
Total operating revenues	1,228,478	1,163,691

Operating expenses
Electric fuel and purchased power	369,503	367,733
Cost of natural gas sold and transported	442,091	408,355
Cost of sales — steam and other	4,201	4,846
Other operating and maintenance expenses	148,374	145,195
Depreciation and amortization	75,912	65,038
Taxes (other than income taxes)	23,550	23,842
Total operating expenses	1,063,631	1,015,009

Operating income	164,847	148,682

Interest and other income (expense), net	3,220	(2,124)
Allowance for funds used during construction — equity	7,578	2,044

Interest charges and financing costs
Interest charges — includes other financing costs of $1,424 and $1,368, respectively	37,150	34,101
Allowance for funds used during construction — debt	(4,100)	(2,131)
Total interest charges and financing costs	33,050	31,970

Income before income taxes	142,595	116,632
Income taxes	48,291	30,883
Net income	$94,304	$85,749

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended March 31,
	2008	2007
Operating activities
Net income	$94,304	$85,749
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	78,046	67,660
Deferred income taxes	32,038	(10,745)
Amortization of investment tax credits	(784)	(981)
Allowance for equity funds used during construction	(7,578)	(2,044)
Net realized and unrealized hedging and derivative transactions	27,757	34,406
Changes in operating assets and liabilities:
Accounts receivable	5,582	(40,470)
Accrued unbilled revenues	91,262	(73,699)
Inventories	37,261	56,787
Recoverable purchased natural gas and electric energy costs	(39,813)	155,188
Prepayments and other	6,147	2,598
Accounts payable	(45,159)	(47,107)
Net regulatory assets and liabilities	(4,310)	4,297
Other current liabilities	(2,006)	123,244
Change in other noncurrent assets	(13,197)	(16,508)
Change in other noncurrent liabilities	700	(719)
Net cash provided by operating activities	260,250	337,656

Investing activities
Utility capital/construction expenditures	(145,823)	(150,113)
Allowance for equity funds used during construction	7,578	2,044
Investments in utility money pool	(199,900)	(103,200)
Repayments from utility money pool	300,500	94,000
Other investments	29	7,546
Net cash used in investing activities	(37,616)	(149,723)

Financing activities
Payments on short-term borrowings, net	(229,090)	(16,500)
Borrowings under utility money pool arrangement	131,900	135,300
Repayments under utility money pool arrangement	(60,600)	(135,300)
Repayment of long-term debt, including reacquisition premiums	(356)	(100,344)
Dividends paid to parent	(68,453)	(64,778)
Net cash used in financing activities	(226,599)	(181,622)

Net increase (decrease) in cash and cash equivalents	(3,965)	6,311
Cash and cash equivalents at beginning of period	7,650	3,011
Cash and cash equivalents at end of period	$3,685	$9,322

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$27,579	$20,984
Cash paid (received) for income taxes (net of refunds received)	(975)	5,388

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$10,569	$7,121

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	March 31, 2008	Dec. 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,685	$7,650
Investments in utility money pool arrangement	—	100,600
Accounts receivable, net	376,929	375,265
Accounts receivable from affiliates	27,338	34,584
Accrued unbilled revenues	268,929	360,191
Inventories	172,659	209,920
Recoverable purchased natural gas and electric energy costs	53,670	13,857
Deferred income taxes	24,694	59,564
Derivative instruments valuation	27,471	33,635
Prepayments and other	11,446	17,851
Total current assets	966,821	1,213,117

Property, plant and equipment, net	7,114,858	7,029,155

Other assets:
Regulatory assets	510,793	539,989
Derivative instruments valuation	135,764	141,410
Other investments	23,769	23,798
Other	47,390	31,961
Total other assets	717,716	737,158
Total assets	$8,799,395	$8,979,430

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$301,466	$301,445
Short-term debt	41,917	271,007
Borrowings under utility money pool arrangement	71,300	—
Accounts payable	425,053	466,710
Accounts payable to affiliates	23,231	27,445
Taxes accrued	106,949	76,569
Dividends payable to parent	68,144	68,453
Derivative instruments valuation	21,340	21,521
Accrued interest	49,472	45,486
Other	72,710	108,979
Total current liabilities	1,181,582	1,387,615

Deferred credits and other liabilities:
Deferred income taxes	1,092,540	1,090,740
Deferred investment tax credits	54,382	55,166
Regulatory liabilities	518,580	516,401
Pension and employee benefit obligations	227,921	231,232
Customers advances	284,532	280,270
Derivative instruments valuation	79,752	84,190
Asset retirement obligations	44,660	44,267
Other	13,018	12,063
Total deferred credits and other liabilities	2,315,385	2,314,329

Commitments and contingent liabilities
Capitalization:
Long-term debt	1,891,453	1,891,644
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,759,128	2,759,128
Retained earnings	639,810	614,267
Accumulated other comprehensive income	12,037	12,447
Total common stockholder’s equity	3,410,975	3,385,842
Total liabilities and equity	$8,799,395	$8,979,430

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of PSCo and its subsidiaries as of March 31, 2008, and Dec. 31, 2007; the results of its operations for the three months ended March 31, 2008 and 2007; and its cash flows for the three months ended March 31, 2008 and 2007.  Due to the seasonality of electric and natural gas sales of PSCo, quarterly results are not necessarily an appropriate base from which to project annual results.

1.     Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2007, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Fair Value Measurements — PSCo presents commodity derivatives at estimated fair values in its consolidated financial statements.  The most observable inputs available are used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, PSCo may use broker quotes for identical or similar contracts, or internally prepared valuation models to determine fair value.

2.     Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157) — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.

In February 2008, the FASB issued Effective Date of FASB Statement No. 157 (FASB Statement of Position (FSP) No. 157-2 (FSP No. 157-2)).  FSP No. 157-2 delays the effective date of SFAS No. 157 until fiscal years beginning after Nov. 15, 2008, for fair value measurements of non-financial assets and non-financial liabilities, except for items that are recognized or disclosed at fair value in an entity’s financial statements on a recurring basis (at least annually).

As of Jan. 1, 2008, PSCo adopted SFAS No. 157 for all assets and liabilities measured at fair value except for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, as permitted by FSP No. 157-2.  The adoption did not have a material impact on its consolidated financial statements.  For additional discussion and SFAS No. 157 required disclosures see Note 9 to the consolidated financial statements.

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

Business Combinations (SFAS No. 141 (revised 2007)) — In December 2007, the FASB issued SFAS No. 141R, which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141R is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. PSCo will evaluate the impact of SFAS No. 141R on its consolidated financial statements for any potential business combinations subsequent to Jan. 1, 2009.

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after Dec. 15, 2008. PSCo is evaluating the impact of SFAS No. 160 on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, to require disclosures of objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008, with early application encouraged.  PSCo is currently evaluating the impact of adoption of SFAS No. 161.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (Emerging Issues Task Force (EITF) Issue No. 06-4) — In June 2006, the EITF reached a consensus on EITF No. 06-4, which provides guidance on the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer.  EITF No. 06-4 is effective for fiscal years beginning after Dec. 15, 2007, with earlier application permitted.  Upon adoption of EITF 06-4 on Jan. 1, 2008, PSCo recorded a liability of $0.6 million, net of tax, as a reduction of retained earnings.  Thereafter, changes in the liability will be reflected in operating results.

Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards (EITF No. 06-11) — In June 2007, the EITF reached a consensus on EITF No. 06-11, which states that an entity should recognize a realized tax benefit associated with dividends on nonvested equity shares and nonvested equity share units charged to retained earnings as an increase in additional paid in capital. The amount recognized in additional paid in capital should be included in the pool of excess tax benefits available to absorb potential future tax deficiencies on share-based payment awards. EITF No. 06-11 should be applied prospectively to income tax benefits of dividends on equity-classified share-based payment awards that are declared in fiscal years beginning after Dec. 15, 2007. The adoption of EITF No. 06-11 did not have a material impact on PSCo’s consolidated financial statements.

3.     Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2008	Dec. 31, 2007
Accounts receivable, net:
Accounts receivable	$399,612	$398,566
Less allowance for bad debts	(22,683)	(23,301)
	$376,929	$375,265

Inventories:
Materials and supplies	$40,822	$40,409
Fuel	45,876	40,811
Natural gas	85,961	128,700
	$172,659	$209,920

Property, plant and equipment, net:
Electric utility plant	$6,707,633	$6,633,695
Natural gas utility plant	1,901,988	1,887,824
Common utility and other property	729,803	726,049
Construction work in progress	908,747	864,517
Total property, plant and equipment	10,248,171	10,112,085
Less accumulated depreciation	(3,133,313)	(3,082,930)
	$7,114,858	$7,029,155

4.     Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — PSCo is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  In the first quarter of 2008, the IRS completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2008.

As of March 31, 2008, PSCo’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2003.

The amount of unrecognized tax benefits was $8.8 million and $9.6 million on Dec. 31, 2007 and March 31, 2008, respectively.  These unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss and tax credit carryovers of $3.8 million and $4.4 million as of Dec. 31, 2007 and March 31, 2008, respectively.

The unrecognized tax benefit balance included $2.8 million and $2.9 million of tax positions on Dec. 31, 2007 and March 31, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $6.0 million and $6.7 million of tax positions on Dec. 31, 2007 and March 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.8 million from Dec. 31, 2007 to March 31, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity, and the resolution of certain federal and state audit matters.  PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state audits resume and as statutes of limitations expire.  At this time, as it relates to upcoming audits, it is not reasonably possible to estimate an overall range of possible change. However, as it relates to the expiration of statutes of limitations, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to $2.0 million.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with net operating loss and tax credit carryovers.  The amount of interest expense related to unrecognized tax benefits reported within interest charges in the first quarter of 2008 was $0.1 million.  The liability for interest related to unrecognized tax benefits was $3.8 million on Dec. 31, 2007 and $3.9 million on March 31, 2008.

No amounts were accrued for penalties in the first quarter of 2008.  The liability for penalties related to unrecognized tax benefits was $1.0 million on Dec. 31, 2007 and March 31, 2008.

The effective tax rate was 33.9 percent for the first quarter of 2008, compared with 26.5 percent for the same period in 2007.  The higher effective tax rate for first quarter 2008 was primarily due to an increase in the forecasted annual effective tax rate for 2008 as compared to 2007, largely as a result of PSR Investments Inc. (PSRI) terminating the Corporate Owned Life Insurance (COLI) program in 2007.

5.     Rate Matters

Except to the extent noted below, the circumstances set forth in Note 12 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference. The following include unresolved proceedings that are material to PSCo’s financial position.

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Adjustment Rider (TCA) — In September 2007, PSCo filed with the CPUC a request to implement a TCA, which would recover approximately $18.2 million in 2008. This filing is pursuant to recently enacted legislation, which entitled public utilities to recover, through a separate rate adjustment clause, the costs that it prudently incurs in planning, developing and completing the construction or expansion of transmission. This legislation further encourages utilities to invest in transmission facilities by allowing the recovery of the total balance of construction work in progress related to those transmission investments.

In November 2007, PSCo updated its estimate of costs to be recovered through the TCA commencing Jan. 1, 2008, reducing its requested recovery during 2008 to $8.7 million.

In December 2007, the CPUC issued its initial decision approving PSCo’s application to implement the TCA. The CPUC limited the scope of the costs that could be recovered through the rider during 2008 to only those costs associated with transmission investment made after the new legislation authorizing the rider became effective on March 26, 2007. The CPUC also will require PSCo to base its revenue requirement calculation on a thirteen-month average net transmission plant balance. As a result of the CPUC’s decision, PSCo implemented a rider on Jan. 1, 2008, to recover approximately $4.5 million in 2008.

Enhanced Demand Side Management (DSM) Program — In October 2007, PSCo filed an application with the CPUC for approval to implement an expanded DSM program and to revise its DSM cost adjustment mechanism (DSMCA) to include current cost recovery and incentives designed to reward PSCo for successfully implementing cost-effective DSM programs and measures. With this application, PSCo proposes to expand and extend its commitment to acquire a cumulative level of 694 megawatts (MW) of peak demand reduction and 2,351 gigawatt hours (GWh) of energy savings, including achievements associated with its existing DSM programs for 2009. Under the proposed revision to the DSMCA, PSCo would recover 100 percent of its forecasted expenses associated with the DSM program during the year in which the rider is in effect as well as an incentive based upon the net economic benefits achieved during the prior year up to 20 percent of the net present value of the benefits achieved.  PSCo filed rebuttal testimony in April 2008 agreeing with a CPUC staff recommendation to 100 percent lost margins plus an incentive of up to 10 percent of the net economic benefit.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Pacific Northwest FERC Refund Proceeding — In July 2001, the FERC ordered a preliminary hearing to determine whether there may have been unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest for the period Dec. 25, 2000 through June 20, 2001. PSCo supplied energy to the Pacific Northwest markets during this period and has been an active participant in the hearings. In September 2001, the presiding administrative law judge (ALJ) concluded that prices in the Pacific Northwest during the referenced period were the result of a number of factors, including the shortage of supply, excess demand, drought and increased natural gas prices. Under these circumstances, the ALJ concluded that the prices in the Pacific Northwest markets were not unreasonable or unjust and no refunds should be ordered. Subsequent to the ruling, the FERC has allowed the parties to request additional evidence regarding the use of certain strategies and how they may have impacted the markets in the Pacific Northwest markets. For the referenced period, parties have claimed that the total amount of transactions with PSCo subject to refund are $34 million. In June 2003, the FERC issued an order terminating the proceeding without ordering further proceedings. Certain purchasers filed appeals of the FERC’s orders in this proceeding with the U. S. Court of Appeals for the Ninth Circuit.

In an order issued in August 2007, the Ninth Circuit remanded the proceeding back to the FERC. The court of appeals preliminarily determined that it had jurisdiction to review the FERC’s decision not to order refunds and remanded the case back to the FERC, directing that the FERC consider evidence that had been presented regarding intentional market manipulation in the California markets and its potential ties to transactions in the Pacific Northwest. The court of appeals also indicated that the FERC should consider other rulings addressing overcharges in the California organized markets.  The FERC has yet to act on this order on remand.

PSCo Wholesale Rate Case — In February 2008, PSCo requested a $12.5 million increase, or a 5.88 percent in wholesale rates, based on 11.5 percent requested return on equity (ROE).  The $12.5 million total increase was composed of  $8.8 million of traditional base rate recovery and $3.7 million of construction work in progress recovery for the Comanche 3 and Fort St. Vrain projects.   The increase is applicable to all wholesale firm service customers with the exception of Intermountain Rural Electric Cooperative, which is under a rate moratorium until January 2009.

In March 2008, PSCo reached an agreement with Holy Cross, Yampa Valley and Grand Valley (REA’s), which will resolve all issues based on a “black box” settlement with an implied ROE of 10.4 percent.  Parties filed the settlement with the FERC on April 17, 2008, with rates effective May 1, 2008.  PSCo has reached an agreement with the cities of Burlington and Center, as well as Aquila under the same substantive terms and conditions as the REA settlement, was filed with the FERC on April 25, 2008.  The settlements provide for:

•      A traditional annual rate base rate increase of  $6.6 million with allowance for funds used during construction continuing for Comanche and Fort St. Vrain.

•      Implementation of new rates several months earlier than is typical in a disputed filing.

•      The ability to implement rates in PSCo’s next general rate case that will involve Comanche 3 costs upon a nominal suspension.

6.     Commitments and Contingent Liabilities

Except as noted below, the circumstances set forth in Notes 12 and 13 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 and Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference. The following are unresolved contingencies that are material to PSCo’s financial position.

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

Site Remediation — PSCo must pay all or a portion of the cost to remediate sites where past activities of PSCo and some other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including the following categories of sites:

•   Site of a former manufactured gas plant (MGP) operated by PSCo, its predecessors, or other entities; and

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

Estimates are revised as facts become known.  At March 31, 2008, the liability for the cost of remediating these sites was estimated to be $1.7 million, of which $0.6 million was considered to be a current liability.  Some of the cost of remediation may be recovered from:

•   Insurance coverage;

•   Other parties that have contributed to the contamination; and

•   Customers.

Neither the total remediation cost nor the final method of cost allocation among all PRPs of the unremediated sites has been determined.  Estimates have been recorded for PSCo’s future costs for these sites.

Manufactured Gas Plant Site

Fort Collins Manufactured Gas Plant Site — Prior to 1926, the Poudre Valley Gas Co. operated an MGP in Fort Collins, Colo., not far from the Cache la Poudre River.  In 1926, after acquiring the assets of the Poudre Valley Gas Co., PSCo shut down the MGP site and has subsequently sold most of the property.  In 2002, an oily substance similar to MGP byproducts was discovered in the Cache la Poudre River.  In November 2004, PSCo entered into an agreement with the EPA, the city of Fort Collins and Schrader Oil Co. (Schrader) under which PSCo performed remediation and monitoring work.  PSCo has substantially completed work at the site, with the exception of ongoing maintenance and monitoring.

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

In April 2005, PSCo brought a contribution action against Schrader and related parties alleging Schrader released hazardous substances into the environment and these releases caused MGP byproducts to migrate to the Cache la Poudre River, thereby substantially increasing the scope and cost of remediation.  PSCo requested damages, including a portion of the costs PSCo incurred to investigate and remove contaminated sediments from the Cache la Poudre River.  In December 2005, the court denied Schrader’s request to dismiss the PSCo suit.  Schrader thereafter filed a response to the PSCo complaint and a counterclaim against PSCo for its response costs under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and under the Resource Conservation and Recovery Act (RCRA).  Schrader alleged as part of its counterclaim an “imminent and substantial endangerment” of its property as defined by RCRA.  PSCo filed a motion for partial summary judgment to dismiss Schrader’s RCRA claim.  In October 2007, the court granted PSCo’s motion for partial summary judgment and dismissed Schrader’s RCRA claim.  Schrader also filed a motion for summary judgment seeking to dismiss PSCo’s CERCLA claim.  In April 2008, the court denied  Schrader’s motion for summary judgment and scheduled the case for a September 2008 trial.  Any costs recovered from Schrader are expected to operate as a credit to ratepayers.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of PSCo’s facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.  PSCo has recorded an estimate for final removal of the asbestos as an asset retirement obligation.  See additional discussion of asset retirement obligations in Note 13 of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2007.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

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

The EPA requires states to develop implementation plans to comply with BART by December 2007.  States are required to identify the facilities that will have to reduce sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions under BART and then set BART emissions limits for those facilities.  In May 2006, the Colorado Air Quality Control Commission (AQCC) promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate and maintain BART or an approved BART alternative to make reasonable progress toward meeting the national visibility goal.  PSCo estimates that implementation of the BART alternatives will cost approximately $211 million in capital costs, which includes approximately $62 million in environmental upgrades for the existing Comanche Station project, which are included in the capital budget.  PSCo expects the cost of any required capital investment will be recoverable from customers.  Emissions controls are expected to be installed between 2011 and 2014.  On June 4, 2007, the Colorado Air Pollution Control Division (CAPCD) approved PSCo’s BART analysis and obtained public comment on its BART determination and PSCo’s BART permits. The AQCC approved the CAPCD’s BART determination for PSCo during a public hearing in December 2007. CAPCD’s BART determinations and corresponding provisions of the regional haze state implementation plan will be submitted to the EPA for approval in 2008. In addition, in early 2008, the CAPCD initiated a stakeholder process to establish reasonable progress goals for Colorado’s Class I areas. To meet these goals, more controls may be required from certain sources, which may or may not include those sources previously controlled under BART.

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants.  On Feb. 8, 2008, the D.C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  Colorado’s mercury rule requires mercury emission controls capable of achieving 80 percent capture be installed at the Pawnee Generating Station by 2012 and all other Colorado units by 2014.  PSCo is in the process of installing mercury monitors on seven Colorado units at an estimated aggregate cost of approximately $2.6 million.  PSCo is evaluating the mercury emission controls required to meet the state rule and is currently unable to provide a capital cost estimate.

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

Cherokee Station Alleged Clean Air Act Violations — In January 2008, Xcel Energy received a notice letter from Rocky Mountain Clean Air Action stating that the group intends to sue Xcel Energy for alleged CAA violations at Cherokee Station.  The group claims that Cherokee Station’s opacity emissions have exceeded allowable limits over the past five years and that its opacity monitors exceeded downtime limits.  Xcel Energy disputes these claims and believes they are without merit.  The CAA requires notice be given 60 days prior to filing a lawsuit.  If the group does in fact file its threatened lawsuit, Xcel Energy will vigorously defend itself against these claims.

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

Cabin Creek Hydro Generating Station Accident —On Oct. 2, 2007, employees of RPI Coatings Inc. (RPI), a contractor retained by PSCo, were applying an epoxy coating to the inside of a penstock at PSCo’s Cabin Creek Hydro Generating Station near Georgetown, Colo. This work was being performed as part of a corrosion prevention effort. At approximately 2:00 p.m., a fire occurred inside the penstock, which is a 4,000-foot long, 12-foot wide pipe used to deliver water from a reservoir to the hydro facility. Four of the nine RPI employees working inside the penstock were positioned below the fire and were able to exit the pipe. The remaining five RPI employees were unable to exit the penstock. Rescue crews located the five employees a few hours later and confirmed their deaths. The accident was investigated by several state and federal agencies, including the federal Occupational Safety and Health Administration (OSHA), U.S. Chemical Safety Board and the Colorado Bureau of Investigations. In March 2008, OSHA proposed penalties totaling $189,900 for twenty-two serious violations and three willful violations arising out of the accident. On April 11, 2008, Xcel Energy notified OSHA that it intends to contest all of the proposed citations.

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

In February 2008, the Colorado Court of Appeals affirmed the state court’s ruling.  Plaintiffs filed a petition with the Colorado Supreme Court seeking discretionary review of the appellate court decision.

Carbon Dioxide Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, to force reductions in carbon dioxide (CO2) emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit.  On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the Second Circuit Court of Appeals.  In June 2007, the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal.  Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “ pollutant” subject to regulation by the EPA under the CAA.  In response to the request of the Second Circuit Court of Appeals, in June 2007, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal.  The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

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

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit against Xcel Energy and 23 other oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that Defendants’ emission of carbon dioxide and other greenhouse gases contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit. A response to the complaint is due on or before June 30, 2008.

Employment, Tort and Commercial Litigation

Qwest vs. Xcel Energy Inc. — In June 2004, an employee of PSCo was seriously injured when a pole owned by Qwest malfunctioned.  In September 2005, the employee commenced an action against Qwest in Denver state court.  In April 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo. Pursuant to this agreement, Qwest asserted PSCo had an affirmative duty to properly train and instruct its employees on pole safety, including testing the pole for soundness before climbing.  In May 2006, PSCo filed a counterclaim against Qwest asserting Qwest had a duty to PSCo and an obligation under the contract to maintain its poles in a safe and serviceable condition.  In May 2007, the matter was tried and the jury found Qwest solely liable for the accident and this determination resulted in an award of damages in the amount of approximately $90 million.  In January 2008, Qwest filed a notice of appeal.

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

7.     Short-Term Borrowings and Financing Activities

Commercial Paper — At March 31, 2008 and Dec. 31, 2007, PSCo had commercial paper outstanding of approximately $41.9 million and $271.0 million, respectively.  The weighted average interest rates at March 31, 2008 and Dec. 31, 2007 were 3.50 percent and 5.64 percent, respectively.

Money Pool  — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  PSCo has approval to borrow up to $250 million under the arrangement.  At March 31, 2008 and Dec. 31, 2007, PSCo had money pool borrowings of $71.3 million and money pool loans outstanding of $100.6 million, respectively.  The weighted average interest rates at March 31, 2008 and Dec. 31, 2007, were 3.45 percent and 5.64 percent, respectively.

8.     Derivative Instruments

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

Cash Flow Hedges

Commodity Cash Flow Hedges — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At March 31, 2008, PSCo had various commodity-related contracts designated as cash flow hedges extending through December 2009.  The fair value of these cash flow hedges is recorded in other comprehensive income or deferred as a regulatory asset or liability.  This classification is based on the regulatory recovery mechanisms in place.  This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

At March 31, 2008, PSCo had $0.3 million in accumulated other comprehensive income that is expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

Interest Rate Cash Flow Hedges — PSCo enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps that effectively fix the yield or price on a specified treasury security for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At March 31, 2008, PSCo had net gains of approximately $1.5 million in accumulated other comprehensive income that is  expected to be recognized in earnings during the next 12 months.

The following table shows the major components of the derivative instruments valuation in the consolidated balance sheets at March 31 and Dec. 31:

	March 31, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation – Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$151,279	$92,846	$155,928	$96,654
Electricity and natural gas trading and hedging instruments	11,956	8,246	19,117	9,057
Total	$163,235	$101,092	$175,045	$105,711

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

The impact of qualifying cash flow hedges on PSCo’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three months ended March 31,
(Thousands of Dollars)	2008	2007
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$12,447	$12,614
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(26)	465
After-tax net realized gains on derivative transactions reclassified into earnings	(384)	(371)
Accumulated other comprehensive income related to cash flow hedges at March 31	$12,037	$12,708

9.     Fair Value Measurements

Effective Jan. 1, 2008, PSCo adopted SFAS No. 157 for recurring fair value measurements.  SFAS No. 157 provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 establishes a hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy and examples of each level are as follows:

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as commodity derivative contracts listed on the New York Mercantile Exchange.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded contracts, such as energy forwards with pricing interpolated from recent trades at a similar location, or priced with models using highly observable inputs, such as commodity options priced using observable forward prices and volatilities.

Level 3 – Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the long-term commodity price forecasts used to determine the fair value of long-term energy forwards.

The following table presents, for each of these hierarchy levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2008:

(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting (a)	Net Balance
Commodity derivative assets	$285	$15,663	$6,390	$(10,382)	$11,956
Commodity derivative liabilities	—	14,787	3,841	(10,382)	8,246

(a) FIN 39 permits the netting of receivables and payables when a legally enforceable master netting agreement exists between PSCo and a counterparty. A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

The following table presents the changes in Level 3 recurring fair value measurements for the three months ended March 31, 2008:

(Thousands of Dollars)	Commodity Derivatives, Net
Balance, Jan. 1, 2008	$4,121
Purchases, issuances, and settlements, net	(1,330)
Losses recognized in earnings	(242)
Balance, March 31, 2008	$2,549

Losses on Level 3 commodity derivatives recognized in earnings for the three months ended March 31, 2008, include $0.3 million of net unrealized losses relating to commodity derivatives held at March 31, 2008.  Realized and unrealized gains and losses on commodity trading activities are included in electric utility revenues.

10.     Detail of Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three months ended March 31 consisted of the following:

	Three months ended March 31,
(Thousands of Dollars)	2008	2007
Interest income	$2,227	$1,588
Other nonoperating income	577	500
Insurance policy income (expense)	416	(4,212)
Total interest and other income (expense), net	$3,220	$(2,124)

11.     Segment Information

PSCo has two reportable segments, regulated electric utility and regulated natural gas utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the regulated electric utility segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2008
Revenues from:
External customers	$654,496	$562,952	$11,030	$—	$1,228,478
Internal customers	78	33	—	(111)	—
Total revenues	$654,574	$562,985	$11,030	$(111)	$1,228,478
Segment net income	$51,930	$38,753	$3,621	$—	$94,304

Three months ended March 31, 2007
Revenues from:
External customers	$636,500	$516,394	$10,797	$—	$1,163,691
Internal customers	86	50	—	(136)	—
Total revenues	$636,586	$516,444	$10,797	$(136)	$1,163,691
Segment net income	$47,403	$31,748	$6,598	$—	$85,749

12.     Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Thousands of Dollars)	2008	2007
Net income	$94,304	$85,749
Other comprehensive income:
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(26)	465
After-tax net realized gains on derivative transactions reclassified into earnings	(384)	(371)
Other comprehensive (loss) income	(410)	94
Comprehensive income	$93,894	$85,843

13.     Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended March 31,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$16,773	$16,485	$1,464	$1,701
Interest cost	40,583	39,598	12,546	13,603
Expected return on plan assets	(68,472)	(65,891)	(7,500)	(7,618)
Amortization of transition obligation	—	—	3,644	3,611
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	2,859	3,867	2,718	4,994
Net periodic benefit cost (credit)	(3,091)	546	12,328	15,746
Credits not recognized due to the effects of regulation	2,592	2,680	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost (credit) recognized for financial reporting	$(499)	$3,226	$13,301	$16,719

PSCo
Net periodic benefit cost	$2,665	$4,331	$6,997	$8,798
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$2,665	$4,331	$7,970	$9,771

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe” “estimate,” “expect,” “intend” “may” “objective,” “outlook,” “plan” “projected,” “possible,” “potential” “should” and similar expressions. Actual results may vary materially. Factors that could cause actual results to differ materially include, but are not limited to:

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

•   Other business or investment considerations that may be disclosed from time to time in PSCo’s SEC filings or in other publicly disseminated written documents; and

•   The other risk factors listed from time to time by PSCo in reports filed with the SEC, including Risk Factors in Item 1A of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended March 31, 2008.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2007.  Commodity price and interest rate risks for PSCo are mitigated due to cost-based rate regulation.  At March 31, 2008, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2007.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $94.3 million for the first three months of 2008, compared with approximately $85.7 million for the first three months of 2007.

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

The following table details base electric utility, short-term wholesale and commodity trading revenues and margin:

(Millions of Dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Three months ended March 31, 2008
Electric utility revenues (excluding commodity trading)	$630	$25	$—	$655
Electric fuel and purchased power	(347)	(23)	—	(370)
Commodity trading revenues	—	—	14	14
Commodity trading expenses	—	—	(15)	(15)
Gross margin before operating expenses	$283	$2	$(1)	$284
Margin as a percentage of revenues	44.9%	8.0%	(7.1)%	42.5%

Three months ended March 31, 2007
Electric utility revenues (excluding commodity trading)	$634	$4	$—	$638
Electric fuel and purchased power	(365)	(3)	—	(368)
Commodity trading revenues	—	—	30	30
Commodity trading expenses	—	—	(31)	(31)
Gross margin before operating expenses	$269	$1	$(1)	$269
Margin as a percentage of revenues	42.4%	25.0%	(3.3)%	40.3%

The following summarizes the components of the changes in base electric revenues and base electric margin for the three months ended March 31:

Base Electric Revenues

(Millions of Dollars)	2008 vs. 2007
Fuel and purchased power cost recovery	$(15)
Firm wholesale	(7)
Conservation and non-fuel riders	7
Retail sales growth (excluding weather impact)	3
Increased revenue due to leap year (weather-normalized)	3
Sales mix and other, including estimated impact of weather	5
Total decrease in base electric revenues	$(4)

Base Electric Margin

(Millions of Dollars)	2008 vs. 2007
Firm wholesale	$(6)
Purchased capacity costs	4
Retail sales growth (excluding weather impact)	3
Increased margin due to leap year (weather-normalized)	3
Conservation and non-fuel riders	3
Fuel handling and procurement costs	2
Sales mix and other, including estimated impact of weather	5
Total increase in base electric margin	$14

The decrease in firm wholesale revenue is largely due to the loss of Cheyenne Light, Fuel, & Power as a customer.   The decrease due to the loss of this customer is partially offset by increased sales with several other major customers.

The favorable change in purchased capacity costs from the prior year is due to more of these costs being recovered from retail customers as a result of a higher percentage of the sales coming from retail vs. wholesale customers.

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

	Three Months ended March 31,
(Millions of Dollars)	2008	2007
Natural gas utility revenues	$563	$516
Cost of natural gas sold and transported	(442)	(408)
Natural gas utility margin	$121	$108

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2008 vs. 2007
Purchased gas adjustment clause recovery	$34
Base rate changes	11
Service and facility fees revenue	2
Increased revenue due to leap year (weather-normalized)	1
Sales growth excluding weather impact	1
Transportation	1
Estimated impact of weather on firm sales volume	(3)
Total increase in natural gas revenues	$47

Natural Gas Margin

(Millions of Dollars)	2008 vs. 2007
Base rate changes	$11
Service and facility fees revenue	2
Increased margin due to leap year (weather-normalized)	1
Sales growth excluding weather impact	1
Transportation	1
Estimated impact of weather on firm sales volume	(3)
Total increase in natural gas margin	$13

Non-Fuel Operating Expense and Other Costs

Operating and Maintenance Expenses — Operating and maintenance expenses for the first three months of 2008 increased $3.2 million, or 2.2 percent, compared to the first three months of 2007.  The following summarizes the components of the changes for the three months ended March 31:

(Millions of Dollars)	2008 vs. 2007
Lower employee benefit costs	$(5)
Higher combustion/hydro plant costs	4
Higher consulting and contract labor costs	2
Other	2
Total increase in operating and maintenance expenses	$3

Depreciation and amortization - Depreciation and amortization expense increased by $10.9 million, or 16.7 percent, for the first three months of 2008, compared with the first three months of 2007, primarily due to normal system expansion and regulatory amortization expense for DSM programs.

Interest and other income (expense), net - Interest and other income (expense), net, increased by approximately $5.3 million for the first three months of 2008 compared with the first three months of 2007, primarily due to lower interest expense, net of interest income largely as a result of PSRI terminating the COLI program in 2007.

Allowance for funds used during construction, equity and debt (AFDC) - AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction.  Generally, these costs are recovered from customers, in future rates, as the related property is depreciated.  AFDC increased by $7.5 million for the first three months of 2008, compared with the first three months of 2007, primarily due to the construction of Comanche 3.

Interest charges and financing costs - Interest charges and financing costs increased by approximately $3.0 million, or 8.9 percent, for the first three months of 2008 compared with the first three months of 2007, primarily due to increased long-term borrowings.

Income taxes — Income tax expense increased by $17.4 million for the first three months of 2008, compared with the first three months of 2007.  The increase in income tax expense was primarily due to an increase in pretax income and an increase in the forecasted annual effective tax rate in 2008. The effective tax rate was 33.9 percent for the first quarter of 2008, compared with 26.5 percent for the same period in 2007.  The higher effective tax rate for first quarter 2008 was primarily due to an increase in the forecasted annual effective tax rate for 2008 as compared to 2007, largely as a result of PSRI terminating the COLI program in 2007.

Regulation

Summary of Recent Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of Xcel Energy’s utility subsidiaries. State and local agencies have jurisdiction over many of PSCo’s utility activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2007.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

Other Regulatory Matters

Renewable Energy Standard (RES) — The 2007 Colorado legislature adopted an increased RES that requires PSCo to generate or cause to be generated electricity from renewable resources equaling:

•      At least 10 percent of its retail sales by 2010,

•      15 percent of retail sales by 2015 and

•      20 percent of retail sales by 2020.

•      4 percent must be generated from solar renewable resources with half the solar resources being located at customers facilities.

The new law limits the net incremental retail rate impact from these renewable resource acquisitions as compared to non-renewable resources to 2 percent. The new legislation encourages the CPUC to consider earlier and timely cost recovery for utility investment in renewable resources, including the use of a forward rider mechanism.

Colorado Climate Action Plan — In November 2007, Governor Ritter of Colorado published a Colorado Climate Action Plan, which calls for a reduction in Greenhouse Gas emissions of 20 percent by 2020 with additional reductions by 2050.

PSCo Regulatory Policy Initiative — At its March 2008 open meetings, the CPUC both discussed and voted to open an investigatory docket that will review the current regulatory structure to determine if current utility incentives are aligned with state public policy objectives and to determine if the existing structure is internally consistent in achieving these objectives.  The CPUC expects to explore alternative forms of ratemaking for utilities and to better understand the state of the art on different mechanisms across the nation. An official order has not yet been issued.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and the CFO, of the effectiveness of our disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in PSCo’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSCo’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against PSCo.  After consultation with legal counsel, PSCo has recorded an estimate of the probable cost of settlement or other disposition for such matters.  See Notes 5 and 6 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference.  Reference also is made to Item 3 and Notes 12 and 13 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 for a description of certain legal proceedings presently pending.  Except as discussed herein, there are no new significant cases to report against PSCo and there have been no notable changes in the previously reported proceedings.

Item 1A. Risk Factors

PSCo’s risk factors are documented in Item 1A of Part I of its 2007 Annual Report on Form 10-K, which is incorporated herein by reference.  There have been no material changes to the risk factors.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on May 5, 2008.

Public Service Co. of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer