Form 10-Q
period 2008-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2008-08-01
CIK 81018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 1, 2008
Common Stock, $0.01 par value	100 shares

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

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Operating revenues
Electric utility	$738,357	$638,142	$1,392,853	$1,274,642
Natural gas utility	249,302	190,157	812,254	706,551
Steam and other	7,648	7,299	18,678	18,096
Total operating revenues	995,307	835,598	2,223,785	1,999,289

Operating expenses
Electric fuel and purchased power	458,991	350,397	828,494	718,130
Cost of natural gas sold and transported	168,969	118,155	611,060	526,510
Cost of sales — steam and other	2,859	2,165	7,060	7,011
Other operating and maintenance expenses	155,140	143,148	303,514	288,344
Demand-side management program expenses	7,225	4,660	19,927	9,319
Depreciation and amortization	63,342	62,234	126,552	122,613
Taxes (other than income taxes)	20,685	21,646	44,235	45,488
Total operating expenses	877,211	702,405	1,940,842	1,717,415

Operating income	118,096	133,193	282,943	281,874

Interest and other income (expense), net	4,091	(3,358)	7,311	(5,482)
Allowance for funds used during construction — equity	8,048	2,697	15,626	4,742

Interest charges and financing costs
Interest charges — includes other financing costs of $1,425, $1,368, $2,848 and $2,750, respectively	35,719	32,573	72,869	66,674
Interest and penalties related to COLI settlement	—	41,211	—	41,211
Allowance for funds used during construction — debt	(4,410)	(3,037)	(8,510)	(5,168)
Total interest charges and financing costs	31,309	70,747	64,359	102,717

Income before income taxes	98,926	61,785	241,521	178,417
Income taxes	32,587	47,647	80,878	78,530
Net income	$66,339	$14,138	$160,643	$99,887

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Six Months Ended June 30,
	2008	2007
Operating activities
Net income	$160,643	$99,887
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	150,624	137,121
Deferred income taxes	70,091	6,125
Amortization of investment tax credits	(1,568)	(1,962)
Allowance for equity funds used during construction	(15,626)	(4,742)
Net realized and unrealized hedging and derivative transactions	3,779	3,420
Changes in operating assets and liabilities:
Accounts receivable	10,419	25,209
Accrued unbilled revenues	117,149	(51,144)
Inventories	8,540	69,661
Recoverable purchased natural gas and electric energy costs	(44,434)	156,337
Prepayments and other	6,427	5,303
Accounts payable	(80,523)	(63,277)
Net regulatory assets and liabilities	(4,399)	1,702
Other current liabilities	(64,791)	85,845
Change in other noncurrent assets	5,644	(38,104)
Change in other noncurrent liabilities	(33,942)	(8,515)
Net cash provided by operating activities	288,033	422,866

Investing activities
Utility capital/construction expenditures	(353,030)	(330,465)
Allowance for equity funds used during construction	15,626	4,742
Investments in utility money pool	(199,900)	(147,100)
Repayments from utility money pool	300,500	147,100
Other investments	1,489	(6,787)
Net cash used in investing activities	(235,315)	(332,510)

Financing activities
Proceeds from (repayment of) short-term borrowings, net	46,638	(197,850)
Borrowings under utility money pool arrangement	447,200	367,800
Repayments under utility money pool arrangement	(426,200)	(268,800)
Repayment of long-term debt, including reacquisition premiums	(717)	(100,691)
Capital contribution from parent	13,174	240,176
Dividends paid to parent	(136,597)	(130,292)
Net cash used in financing activities	(56,502)	(89,657)

Net increase (decrease) in cash and cash equivalents	(3,784)	699
Cash and cash equivalents at beginning of period	7,650	3,011
Cash and cash equivalents at end of period	$3,866	$3,710

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$62,481	$59,779
Cash paid (received) for income taxes (net of refunds received)	28,662	39,816

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$16,588	$11,798

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	June 30, 2008	Dec. 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$3,866	$7,650
Investments in utility money pool arrangement	—	100,600
Accounts receivable, net	352,189	375,265
Accounts receivable from affiliates	47,241	34,584
Accrued unbilled revenues	243,042	360,191
Inventories	201,380	209,920
Recoverable purchased natural gas and electric energy costs	58,291	13,857
Deferred income taxes	13,814	59,564
Derivative instruments valuation	50,966	33,635
Prepayments and other	32,364	17,851
Total current assets	1,003,153	1,213,117

Property, plant and equipment, net	7,250,756	7,029,155

Other assets:
Regulatory assets	508,385	539,989
Derivative instruments valuation	130,475	141,410
Other	46,127	55,759
Total other assets	684,987	737,158
Total assets	$8,938,896	$8,979,430

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$301,484	$301,445
Short-term debt	317,645	271,007
Borrowings under utility money pool arrangement	21,000	—
Accounts payable	386,703	466,710
Accounts payable to affiliates	32,276	27,445
Taxes accrued	41,056	76,569
Dividends payable to parent	67,111	68,453
Derivative instruments valuation	20,581	21,521
Accrued interest	44,664	45,486
Other	80,655	108,979
Total current liabilities	1,313,175	1,387,615

Deferred credits and other liabilities:
Deferred income taxes	1,131,428	1,090,740
Deferred investment tax credits	53,598	55,166
Regulatory liabilities	526,320	516,401
Pension and employee benefit obligations	187,089	231,232
Customer advances	288,211	280,270
Derivative instruments valuation	63,269	84,190
Asset retirement obligations	45,057	44,267
Other	16,291	12,063
Total deferred credits and other liabilities	2,311,263	2,314,329

Commitments and contingent liabilities
Capitalization:
Long-term debt	1,891,261	1,891,644
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,772,302	2,759,128
Retained earnings	639,038	614,267
Accumulated other comprehensive income	11,857	12,447
Total common stockholder’s equity	3,423,197	3,385,842
Total liabilities and equity	$8,938,896	$8,979,430

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of PSCo and its subsidiaries as of June 30, 2008, and Dec. 31, 2007; the results of its operations for the three and six months ended June 30, 2008 and 2007; and its cash flows for the six months ended June 30, 2008 and 2007.  Due to the seasonality of electric and natural gas sales of PSCo, such interim results are not necessarily an appropriate base from which to project annual results.

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

2.              Recently Issued Accounting Pronouncements

Statement of Financial Accounting Standards (SFAS) No. 157 Fair Value Measurements (SFAS No. 157) — In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 157, which provides a single definition of fair value, together with a framework for measuring it, and requires additional disclosure about the use of fair value to measure assets and liabilities. SFAS No. 157 also emphasizes that fair value is a market-based measurement, and sets out a fair value hierarchy with the highest priority being quoted prices in active markets. Fair value measurements are disclosed by level within that hierarchy. SFAS No. 157 was effective for financial statements issued for fiscal years beginning after Nov. 15, 2007.

As of Jan. 1, 2008, PSCo adopted SFAS No. 157 for all assets and liabilities measured at fair value except for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, as permitted by FASB Staff Position No. 157-2.  The adoption did not have a material impact on its consolidated financial statements.  For additional discussion and SFAS No. 157 required disclosures see Note 9 to the consolidated financial statements.

The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 (SFAS No. 159) — In February 2007, the FASB issued SFAS No. 159, which provides companies with an option to measure, at specified election dates, many financial instruments and certain other items at fair value that are not currently measured at fair value.  A company that adopts SFAS No. 159 will report unrealized gains and losses on items, for which the fair value option has been elected, in earnings at each subsequent reporting date.  This statement also establishes presentation and disclosure requirements designed to facilitate comparisons between entities that choose different measurement attributes for similar types of assets and liabilities.  This statement was effective for fiscal years beginning after Nov. 15, 2007.  Effective Jan. 1, 2008, PSCo adopted SFAS No. 159 and the adoption did not have a material impact on its consolidated financial statements.

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

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently. This statement is effective for fiscal years beginning on or after Dec. 15, 2008. PSCo is currently evaluating the impact of SFAS No. 160 on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures of objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative agreements.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008, with early application encouraged.  PSCo is currently evaluating the impact of adoption of SFAS No. 161 on its consolidated financial statements.

The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS No. 162)  — In May 2008, the FASB issued SFAS No. 162, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. PSCo does not believe that implementation of SFAS No. 162 will have any impact on its consolidated financial statements.

Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements (Emerging Issues Task Force (EITF) Issue No. 06-4) — In June 2006, the EITF reached a consensus on EITF No. 06-4, which provides guidance on the recognition of a liability and related compensation costs for endorsement split-dollar life insurance policies that provide a benefit to an employee that extends to postretirement periods. Therefore, this EITF would not apply to a split-dollar life insurance arrangement that provides a specified benefit to an employee that is limited to the employee’s active service period with an employer.  EITF No. 06-4 was effective for fiscal years beginning after Dec. 15, 2007, with earlier application permitted.  Upon adoption of EITF No. 06-4 on Jan. 1, 2008, PSCo recorded a liability of $0.6 million, net of tax, as a reduction of retained earnings.  Thereafter, changes in the liability are reflected in operating results.

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

3.              Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2008	Dec. 31, 2007
Accounts receivable, net:
Accounts receivable	$374,784	$398,566
Less allowance for bad debts	(22,595)	(23,301)
	$352,189	$375,265

Inventories:
Materials and supplies	$42,339	$40,409
Fuel	48,584	40,811
Natural gas	110,457	128,700
	$201,380	$209,920

(Thousands of Dollars)	June 30, 2008	Dec. 31, 2007
Property, plant and equipment, net:
Electric utility plant	$6,766,680	$6,633,695
Natural gas utility plant	1,917,913	1,887,824
Common utility and other property	739,951	726,049
Construction work in progress	991,898	864,517
Total property, plant and equipment	10,416,442	10,112,085
Less accumulated depreciation	(3,165,686)	(3,082,930)
	$7,250,756	$7,029,155

4.              Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — PSCo is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. Xcel Energy expects the IRS to commence their examination of tax years 2006 and 2007 in the third quarter of 2008.

As of June 30, 2008, PSCo’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2003. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $8.8 million and $10.3 million on Dec. 31, 2007 and June 30, 2008, respectively.  These unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryovers of $3.8 million and $4.7 million as of Dec. 31, 2007 and June 30, 2008, respectively.

The unrecognized tax benefit balance included $2.8 million and $2.9 million of tax positions on Dec. 31, 2007 and June 30, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $6.0 million and $7.4 million of tax positions on Dec. 31, 2007 and June 30, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.7 million from April 1, 2008 to June 30, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity.  PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state audits resume and as statutes of limitations expire.  At this time, as it relates to upcoming audits, it is not reasonably possible to estimate an overall range of possible change. However, as it relates to the expiration of statutes of limitations, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to $2.0 million.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryovers.  The amount of interest expense related to unrecognized tax benefits reported within interest charges in the second quarter of 2008 was $0.2 million.  The liability for interest related to unrecognized tax benefits was $3.8 million on Dec. 31, 2007 and $4.1 million on June 30, 2008.

No amounts were accrued for penalties in the second quarter of 2008.  The liability for penalties related to unrecognized tax benefits was $1.0 million on Dec. 31, 2007 and June 30, 2008.

Other Income Tax Matters — The effective tax rate was 33.5 percent for the first six months of 2008, compared with 44.0 percent for the same period in 2007.  The higher effective tax rate for the first six months of 2007 was primarily due to the corporate-owned life insurance (COLI) settlement, partially offset by an increase in the forecasted annual effective tax rate for 2008, which was largely a result of PSR Investments, Inc. (PSRI) terminating the COLI program in 2007. Without these charges and benefits, the effective tax rate for the first six months of 2008 and 2007 would have been 33.5 percent and 38.0 percent, respectively.

COLI — On June 19, 2007, a settlement in principle was reached between Xcel Energy and representatives of the United States Government regarding PSCo’s right to deduct interest expense on policy loans related to its COLI program that insured lives of certain PSCo employees. These COLI policies were owned and managed by PSRI, a wholly owned subsidiary of PSCo.

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

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Adjustment Rider — In September 2007, PSCo filed with the CPUC a request to implement a transmission cost adjustment rider (TCA), which would recover approximately $18.2 million in 2008. This filing was pursuant to recently enacted legislation, which entitled public utilities to recover, through a separate rate adjustment clause, the costs that they prudently incur in planning, developing and completing the construction or expansion of transmission.

In December 2007, the CPUC approved PSCo’s application to implement the TCA. The CPUC limited the scope of the costs that could be recovered through the rider during 2008 to only those costs associated with transmission investment made after the new legislation authorizing the rider became effective on March 26, 2007. The CPUC also will require PSCo to base its revenue requirement calculation on a thirteen-month average net transmission plant balance. As a result of the CPUC’s decision, PSCo implemented a rider on Jan. 1, 2008, expected to recover approximately $4.5 million in 2008.

Enhanced Demand Side Management (DSM) Program — In October 2007, PSCo filed an application with the CPUC for approval to implement an expanded DSM program and to revise its DSM cost adjustment mechanism to include current cost recovery and incentives designed to reward PSCo for successfully implementing cost-effective DSM programs and measures. In July 2008, the CPUC issued an order approving PSCo’s proposal to expand the DSM program and recover 100 percent of its forecasted expenses associated with the DSM program during the year in which the rider is in effect, beginning in 2009.  An incentive mechanism was also approved to reward PSCo for meeting and exceeding program goals.

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

PSCo Wholesale Rate Case — In February 2008, PSCo requested a $12.5 million, or 5.88 percent, increase in wholesale rates, based on 11.5 percent requested return on equity (ROE).  The $12.5 million total increase was composed of  $8.8 million of traditional base rate recovery and $3.7 million of construction work in progress recovery for the Comanche 3 and Fort St. Vrain projects.   The increase is applicable to all wholesale firm service customers with the exception of Intermountain Rural Electric Cooperative, which would be under a rate moratorium until January 2009.

In March 2008, PSCo reached an agreement with Rural Electric Association (REA) customers Holy Cross, Yampa Valley and Grand Valley, which resolved all issues based on a “black box” settlement with an implied ROE of 10.4 percent.  Parties filed the settlement with the FERC on April 17, 2008, with rates effective May 1, 2008.  PSCo has reached an agreement with the cities of Burlington, Center and Aquila under the same substantive terms and conditions as the REA settlement.  This settlement was filed with the FERC on April 25, 2008.  The settlements provide for:

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

The FERC approved the settlement agreements on June 19, 2008.

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

Operating Leases — During the second quarter of 2008, two purchase power agreements were commenced that are being accounted for as operating leases in accordance with EITF No. 01-8, Determining Whether an Arrangement Contains a Lease, and SFAS No. 13, Accounting for Leases. These agreements require capacity payments of $12.1 million, $18.2 million, $18.2 million, $18.2 million, $18.2 million and $330.3 million for 2008, 2009, 2010, 2011, 2012 and thereafter, respectively.

Environmental Contingencies

PSCo has been, or is currently, involved with the cleanup of contamination from certain hazardous substances at several sites. In many situations, PSCo believes it will recover some portion of these costs through insurance claims.  Additionally, where applicable, PSCo is pursuing, or intends to pursue, recovery from other potentially responsible parties (PRP) and through the rate regulatory process.  New and changing federal and state environmental mandates can also create added financial liabilities for PSCo, which are normally recovered through the rate regulatory process.  To the extent any costs are not recovered through the options listed above, PSCo would be required to recognize an expense.

Site Remediation — PSCo must pay all or a portion of the cost to remediate sites where past activities of PSCo or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by PSCo, its predecessors, or other entities; and third party sites, such as landfills, to which PSCo is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2008, the liability for the cost of remediating these sites was estimated to be $1.7 million, of which $0.7 million was considered to be a current liability.

Manufactured Gas Plant Site

Fort Collins Manufactured Gas Plant Site — Prior to 1926, the Poudre Valley Gas Co. operated an MGP in Fort Collins, Colo., not far from the Cache la Poudre River.  In 1926, after acquiring the assets of the Poudre Valley Gas Co., PSCo shut down the MGP and has subsequently sold most of the property.  In 2002, an oily substance similar to MGP byproducts was discovered in the Cache la Poudre River.  In November 2004, PSCo entered into an agreement with the Environmental Protection Agency (EPA), the city of Fort Collins and Schrader Oil Co. (Schrader) under which PSCo performed remediation and monitoring work.  PSCo has substantially completed work at the site, with the exception of ongoing maintenance and monitoring.

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

In April 2005, PSCo brought a contribution action against Schrader and related parties alleging Schrader released hazardous substances into the environment and these releases caused MGP byproducts to migrate to the Cache la Poudre River, thereby substantially increasing the scope and cost of remediation.  PSCo requested damages, including a portion of the costs PSCo incurred to investigate and remove contaminated sediments from the Cache la Poudre River.  In December 2005, the court denied Schrader’s request to dismiss the PSCo suit.  Schrader thereafter filed a response to the PSCo complaint and a counterclaim against PSCo for its response costs under the Comprehensive Environmental Response Compensation and Liability Act (CERCLA) and under the Resource Conservation and Recovery Act (RCRA).  Schrader alleged as part of its counterclaim an “imminent and substantial endangerment” of its property as defined by RCRA.  PSCo filed a motion for partial summary judgment to dismiss Schrader’s RCRA claim.  In October 2007, the court granted PSCo’s motion for partial summary judgment and dismissed Schrader’s RCRA claim.  Schrader also filed a motion for summary judgment seeking to dismiss PSCo’s CERCLA claim, which was denied by the court in April 2008.  The case is currently scheduled for a January 2009 trial. Any costs recovered from Schrader are expected to operate as a credit to ratepayers.

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

The EPA requires states to develop implementation plans to comply with BART by December 2007.  States are required to identify the facilities that will have to reduce sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions under BART and then set BART emissions limits for those facilities.  In May 2006, the Colorado Air Quality Control Commission (AQCC) promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate and maintain BART or an approved BART alternative to make reasonable progress toward meeting the national visibility goal.  PSCo estimates that implementation of the BART alternatives will cost approximately $201 million in capital costs, which includes approximately $59 million in environmental upgrades for the existing Comanche Station project, which are included in the capital budget.  PSCo expects the cost of any required capital investment will be recoverable from customers.  Emissions controls are expected to be installed between 2011 and 2014.  On June 4, 2007, the Colorado Air Pollution Control Division (CAPCD) approved PSCo’s BART analysis and obtained public comment on its BART determination and PSCo’s BART permits. The AQCC approved the CAPCD’s BART determination for PSCo during a public hearing in December 2007. CAPCD’s BART determinations and corresponding provisions of the regional haze state implementation plan will be submitted to the EPA for approval in 2008. In addition, in early 2008, the CAPCD initiated a stakeholder process to establish reasonable progress goals for Colorado’s Class I areas. To meet these goals, more controls may be required from certain sources, which may or may not include those sources previously controlled under BART. The reasonable progress stakeholder process has been placed on hold by the CAPCD due to limited resources and will resume in early 2009.

Clean Air Mercury Rule — In March 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants.  In February 2008, the D.C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  Colorado’s mercury rule requires mercury emission controls capable of achieving 80 percent capture be installed at the Pawnee Generating Station by 2012 and all other Colorado units by 2014.  PSCo is in the process of installing mercury monitors on six Colorado units at an estimated aggregate cost of approximately $2.3 million.  PSCo is evaluating the mercury emission controls required to meet the state rule and is currently unable to provide a capital cost estimate.

Federal Clean Water Act — The Federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the “best technology available” (BTA) for minimizing adverse environmental impacts.  In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking.  In January 2007, the court issued its decision and remanded virtually every aspect of the rule to the EPA for reconsideration.  In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the court-ordered remand.  As a result, the rule’s compliance requirements and associated deadlines are currently unknown.  It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the many uncertainties involved.  In April 2008, the U.S. Supreme Court granted limited review of the Second Circuit’s opinion to determine whether the EPA has the authority to consider costs and benefits in assessing BTA.  A decision is not expected until 2009.

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

Cherokee Station Alleged Clean Air Act Violations — In January 2008, Xcel Energy, the parent company of PSCo, received a notice letter from Rocky Mountain Clean Air Action stating that the group intends to sue Xcel Energy for alleged CAA violations at Cherokee Station.  The group claims that Cherokee Station’s opacity emissions have exceeded allowable limits over the past five years and that its opacity monitors exceeded downtime limits.  Xcel Energy disputes these claims and believes they are without merit.  The CAA requires notice be given 60 days prior to filing a lawsuit.  If the group does in fact file its threatened lawsuit, Xcel Energy will vigorously defend itself against these claims.

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

Cabin Creek Hydro Generating Station Accident

In October 2007, employees of RPI Coatings Inc. (RPI), a contractor retained by PSCo, were applying an epoxy coating to the inside of a penstock at PSCo’s Cabin Creek Hydro Generating Station near Georgetown, Colo. This work was being performed as part of a corrosion prevention effort.  A fire occurred inside the penstock, which is a 4,000-foot long, 12-foot wide pipe used to deliver water from a reservoir to the hydro facility. Four of the nine RPI employees working inside the penstock were positioned below the fire and were able to exit the pipe. The remaining five RPI employees were unable to exit the penstock. Rescue crews located the five employees a few hours later and confirmed their deaths. The accident was investigated by several state and federal agencies, including the federal Occupational Safety and Health Administration (OSHA), U.S. Chemical Safety Board and the Colorado Bureau of Investigations. In March 2008, OSHA proposed penalties totaling $189,900 for twenty-two serious violations and three willful violations arising out of the accident. In April 2008, Xcel Energy notified OSHA of its decision to contest all of the proposed citations. On May 28, 2008 the Secretary of Labor filed its complaint, and Xcel Energy subsequently filed its answer on June 17, 2008.

Environmental Litigation

Comanche 3 Permit Litigation — In August 2005, Citizens for Clean Air and Water in Pueblo and Southern Colorado and Clean Energy Action filed a complaint in Colorado state court against the CAPCD alleging that the division improperly granted permits to PSCo under Colorado’s Prevention of Significant Deterioration program for the construction and operation of Comanche 3.  PSCo intervened in the case.  In June 2006, the court ruled in PSCo’s favor and held that the Comanche 3 permits had been properly granted and plaintiffs’ claims to the contrary were without merit.  Plaintiffs appealed the decision.  In February 2008, the Colorado Court of Appeals affirmed the state court’s ruling.  Plaintiffs filed a petition with the Colorado Supreme Court seeking discretionary review of the appellate court decision.  On June 30, 2008 the Colorado Supreme Court denied the petition.

Carbon Dioxide Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of PSCo, to force reductions in carbon dioxide (CO2) emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit.  On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the Second Circuit Court of Appeals.  In June 2007, the Second Circuit Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal.  Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA.  In response to the request of the Second Circuit Court of Appeals, in June 2007, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal.  The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, the parent company of PSCo, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  In September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals.  Oral arguments will be presented to the Court of Appeals on Aug. 6, 2008. It is uncertain when the Court will reach a decision.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of PSCo, and 23 other oil, gas and coal companies.  The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that Defendants’ emission of CO2 and other greenhouse gases (GHG) contribute to global warming, which is harming their village.  Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million.  Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other.  Xcel Energy was not named in the civil conspiracy claim.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008.

Employment, Tort and Commercial Litigation

Qwest vs. Xcel Energy Inc. — In June 2004, an employee of PSCo was seriously injured when a pole owned by Qwest malfunctioned.  In September 2005, the employee commenced an action against Qwest in Denver state court.  In April 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo. Pursuant to this agreement, Qwest asserted PSCo had an affirmative duty to properly train and instruct its employees on pole safety, including testing the pole for soundness before climbing.  In May 2006, PSCo filed a counterclaim against Qwest asserting Qwest had a duty to PSCo and an obligation under the contract to maintain its poles in a safe and serviceable condition.  In May 2007, the matter was tried and the jury found Qwest solely liable for the accident and this determination resulted in an award of damages in the amount of approximately $90 million.  On June 16, 2008, Qwest filed its appellate brief.  After the matter is fully briefed by the parties, oral arguments will be scheduled.

Mallon v. Xcel Energy Inc. — In July 2007, Theodore Mallon and TransFinancial Corporation filed a declaratory judgment action against Xcel Energy in U.S. District Court in Colorado (Mallon Federal Action).  In this lawsuit, plaintiffs seek a determination that Xcel Energy is not entitled to assert claims against plaintiffs related to the 1984 and 1985 sale of COLI to PSCo, a predecessor of Xcel Energy.  In August 2007, Xcel Energy, PSCo and PSRI commenced a lawsuit in Colorado state court against Mallon and TransFinancial Corporation (Mallon State Action).  In the Mallon State Action, Xcel Energy, PSCo and PSRI seek damages against Mallon and TransFinancial for, among other things, breach of contract and breach of fiduciary duties associated with the sale of the COLI policies.  In August 2007, Xcel Energy also filed a motion to stay or, in the alternative, to dismiss the Mallon Federal Action.  In September, a motion to stay the Mallon State Court action was subsequently filed by Mallon and TransFinancial.  In November 2007, the U.S. District Court in Colorado  dismissed the complaint in the Mallon Federal Action and Mallon and TransFinancial subsequently withdrew their motion to stay the Mallon State Court Action. In May 2008, Xcel Energy, PSCo and PSRI filed a second amended complaint that, among other things, adds Provident Life & Accident Insurance Company (Provident) as a defendant and asserts claims for breach of contract, unjust enrichment and fraudulent concealment against the insurance company. On June 23, 2008 Provident filed a motion to dismiss the complaint. Xcel Energy, PSCo and PSRI filed a brief in opposition to the motion on July 28, 2008. It is uncertain when the court will rule on this motion.

7.              Short-Term Borrowings and Financing Activities

Commercial Paper — At June 30, 2008 and Dec. 31, 2007, PSCo had commercial paper outstanding of approximately $317.6 million and $271.0 million, respectively.  The weighted average interest rates at June 30, 2008 and Dec. 31, 2007 were 3.08 percent and 5.64 percent, respectively.

Money Pool  — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  PSCo has approval to borrow up to $250 million under the arrangement.  At June 30, 2008 and Dec. 31, 2007, PSCo had money pool borrowings of $21.0 million and money pool loans outstanding of $100.6 million, respectively.  The weighted average interest rates at June 30, 2008 and Dec. 31, 2007, were 3.06 percent and 5.64 percent, respectively.

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

Cash Flow Hedges

Commodity Cash Flow Hedges — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At June 30, 2008, PSCo had various commodity-related contracts designated as cash flow hedges extending through December 2009.  The fair value of these cash flow hedges is recorded in other comprehensive income or deferred as a regulatory asset or liability.  This classification is based on the regulatory recovery mechanisms in place.  This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy or gas purchased for resale.

At June 30, 2008, PSCo had $0.7 million in accumulated other comprehensive income that is expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

Interest Rate Cash Flow Hedges — PSCo enters into interest rate lock agreements, including treasury-rate locks and forward starting swaps that effectively fix the yield or price on a specified treasury security for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At June 30, 2008, PSCo had net gains of approximately $1.5 million in accumulated other comprehensive income that is expected to be recognized in earnings during the next 12 months.

The following table shows the major components of the derivative instruments valuation in the consolidated balance sheets at June 30 and Dec. 31:

	June 30, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation – Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$146,631	$72,511	$155,928	$96,654
Electricity and natural gas trading and hedging instruments	34,810	11,339	19,117	9,057
Total	$181,441	$83,850	$175,045	$105,711

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

The impact of qualifying cash flow hedges on PSCo’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Six months ended June 30,
(Thousands of Dollars)	2008	2007
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$12,447	$12,614
After-tax net unrealized gains related to derivatives accounted for as hedges	176	1,407
After-tax net realized gains on derivative transactions reclassified into earnings	(766)	(747)
Accumulated other comprehensive income related to cash flow hedges at June 30	$11,857	$13,274

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

The following table presents, for each of these hierarchy levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2008:

(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting (a)	Net Balance
Commodity derivative assets	$653	$27,227	$7,326	$(396)	$34,810
Commodity derivative liabilities	—	7,835	4,818	(1,314)	11,339

(a) FASB Interpretation No. 39 Offsetting of Amounts Relating to Certain Contracts, as amended by FASB Staff Position FIN 39-1 Amendment of FASB Interpretation No. 39, permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between PSCo and a counterparty. A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

The following tables present the changes in Level 3 recurring fair value measurements for the three and six months ended June 30, 2008:

(Thousands of Dollars)	Commodity Derivatives, Net
Balance, April 1, 2008	$2,549
Purchases, issuances, and settlements, net	(1,347)
Gains recognized in earnings	1,306
Balance, June 30, 2008	$2,508

(Thousands of Dollars)	Commodity Derivatives, Net
Balance, Jan. 1, 2008	$4,121
Purchases, issuances, and settlements, net	(2,643)
Gains recognized in earnings	1,030
Balance, June 30, 2008	$2,508

Gains on Level 3 commodity derivatives recognized in earnings for the three and six months ended June 30, 2008, include $1.2 million and $1.0 million, respectively, of net unrealized gains relating to commodity derivatives held at June 30, 2008.  Realized and unrealized gains and losses on commodity trading activities are included in electric utility revenues.

10.     Detail of Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three and six months ended June 30 consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of dollars)	2008	2007	2008	2007

Interest income	$1,327	$1,524	$3,554	$3,111
Other nonoperating income	1,202	494	1,779	995
Insurance policy income (expense)	1,562	(5,376)	1,978	(9,588)
Total interest and other income (expense), net	$4,091	$(3,358)	$7,311	$(5,482)

11.               Segment Information

PSCo has two reportable segments, regulated electric utility and regulated natural gas utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the regulated electric utility segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2008
Revenues from:
External customers	$738,357	$249,302	$7,648	$—	$995,307
Internal customers	52	35	—	(87)	—
Total revenues	$738,409	$249,337	$7,648	$(87)	$995,307
Segment net income	$50,139	$12,225	$3,975	$—	$66,339

Three months ended June 30, 2007
Revenues from:
External customers	$638,142	$190,157	$7,299	$—	$835,598
Internal customers	71	3	—	(74)	—
Total revenues	$638,213	$190,160	$7,299	$(74)	$835,598
Segment net income (loss)	$59,025	$8,809	$(53,696)	$—	$14,138

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2008
Revenues from:
External customers	$1,392,853	$812,254	$18,678	$—	$2,223,785
Internal customers	130	68	—	(198)	—
Total revenues	$1,392,983	$812,322	$18,678	$(198)	$2,223,785
Segment net income	$102,069	$50,978	$7,596	$—	$160,643

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2007
Revenues from:
External customers	$1,274,642	$706,551	$18,096	$—	$1,999,289
Internal customers	157	53	—	(210)	—
Total revenues	$1,274,799	$706,604	$18,096	$(210)	$1,999,289
Segment net income (loss)	$106,427	$40,557	$(47,097)	$—	$99,887

12.               Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Millions of dollars)	2008	2007	2008	2007
Net income	$66,339	$14,138	$160,643	$99,887
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges	202	942	176	1,407
After-tax net realized gains on derivative transactions reclassified into earnings	(382)	(376)	(766)	(747)
Other comprehensive (loss) income	(180)	566	(590)	660
Comprehensive income	$66,159	$14,704	$160,053	$100,547

13.               Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended June 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$14,929	$14,555	$1,211	$1,205
Interest cost	44,677	43,028	12,894	11,635
Expected return on plan assets	(68,697)	(66,525)	(8,425)	(7,582)
Amortization of transition obligation	—	—	3,644	3,677
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	3,511	4,555	3,031	2,106
Net periodic benefit cost (credit)	(414)	2,100	11,811	10,496
Credits not recognized due to the effects of regulation	1,925	2,894	—	—
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$1,511	$4,994	$12,784	$11,469

PSCo
Net periodic benefit cost	$3,274	$5,229	$6,498	$5,533
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,274	$5,229	$7,471	$6,506

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

	Six months ended June 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$31,702	$31,040	$2,675	$2,906
Interest cost	85,260	82,626	25,440	25,238
Expected return on plan assets	(137,169)	(132,416)	(15,925)	(15,200)
Amortization of transition obligation	—	—	7,288	7,288
Amortization of prior service cost (credit)	10,332	12,974	(1,088)	(1,090)
Amortization of net loss	6,370	8,422	5,749	7,100
Net periodic benefit cost (credit)	(3,505)	2,646	24,139	26,242
Credits not recognized due to the effects of regulation	4,517	5,574	—	—
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost recognized for financial reporting	$1,012	$8,220	$26,085	$28,188

PSCo
Net periodic benefit cost	$5,939	$9,560	$13,495	$14,331
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost recognized for financial reporting	$5,939	$9,560	$15,441	$16,277

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

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of Xcel Energy and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2007 and Exhibit 99.01 to this report on Form 10-Q for the quarter ended June 30, 2008.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2007.  Commodity price and interest rate risks for PSCo are mitigated due to cost-based rate regulation.  At June 30, 2008, there were no material changes to the financial market risks that affect the quantitative and qualitative disclosures presented as of Dec. 31, 2007.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $160.6 million for the first six months of 2008, compared with approximately $99.9 million for the first six months of 2007.

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

The following table details base electric utility, short-term wholesale and commodity trading revenues and margin:

(Millions of Dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Six months ended June 30, 2008
Electric utility revenues (excluding commodity trading)	$1,351	$42	$—	$1,393
Electric fuel and purchased power	(789)	(39)	—	(828)
Commodity trading revenues	—	—	36	36
Commodity trading expenses	—	—	(36)	(36)
Gross margin before operating expenses	$562	$3	$—	$565
Margin as a percentage of revenues	41.6%	7.1%	—%	39.5%

Six months ended June 30, 2007
Electric utility revenues (excluding commodity trading)	$1,254	$22	$—	$1,276
Electric fuel and purchased power	(700)	(18)	—	(718)
Commodity trading revenues	—	—	82	82
Commodity trading expenses	—	—	(83)	(83)
Gross margin before operating expenses	$554	$4	$(1)	$557
Margin as a percentage of revenues	44.2%	18.2%	(1.2)%	41.0%

The following summarizes the components of the changes in base electric revenues and base electric margin for the six months ended June 30:

Base Electric Revenues

(Millions of Dollars)	2008 vs. 2007
Fuel and purchased power cost recovery	$87
Conservation and non-fuel riders	14
Retail sales growth (excluding weather impact)	7
Increased revenues due to leap year (weather-normalized)	3
Firm wholesale	(10)
Estimated impact of weather	(3)
Other, including sales mix	(1)
Total increase in base electric revenues	$97

Base Electric Margin

(Millions of Dollars)	2008 vs. 2007
Conservation and non-fuel riders	$8
Retail sales growth (excluding weather impact)	7
Purchased capacity costs	6
Increased margin due to leap year (weather-normalized)	3
Firm wholesale	(7)
Transmission costs	(3)
Estimated impact of weather	(3)
Other, including sales mix	(3)
Total increase in base electric margin	$8

The decrease in firm wholesale revenues is largely due to the loss of Cheyenne Light, Fuel, & Power as a customer.

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

	Six Months ended June 30,
(Millions of Dollars)	2008	2007
Natural gas utility revenues	$812	$707
Cost of natural gas sold and transported	(611)	(527)
Natural gas utility margin	$201	$180

The following summarizes the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2008 vs. 2007
Purchased natural gas adjustment clause recovery	$85
Base rate changes	18
Service and facility fee revenues	2
Increased revenues due to leap year (weather-normalized)	1
Estimated impact of weather on firm sales volume	(1)
Total increase in natural gas revenues	$105

Natural Gas Margin

(Millions of Dollars)	2008 vs. 2007
Base rate changes	$18
Service and facility fee revenues	2
Increased margin due to leap year (weather-normalized)	1
Estimated impact of weather on firm sales volume	(1)
Other, including late payment fees	1
Total increase in natural gas margin	$21

Non-Fuel Operating Expense and Other Costs

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first six months of 2008 increased by approximately $15 million, or 5.3 percent, compared to the first six months of 2007.  The following summarizes the components of the changes for the six months ended June 30:

(Millions of Dollars)	2008 vs. 2007
Higher plant generation costs	$10
Higher labor costs	3
Higher contract labor costs	2
Lower employee benefit costs	(4)
Other, including consulting costs	4
Total increase in other operating and maintenance expenses	$15

Conservation and Demand Side Management (DSM) – Conservation and DSM expense increased approximately $10.6 million for the first six months of 2008, compared with the first six months of 2007.  The higher expense is attributable to the ongoing expansion of such programs as designed, in part, to meet certain regulatory commitments in our various jurisdictions.

Interest and other income (expense), net — Interest and other income (expense), net, increased by approximately $12.8 million for the first six months of 2008 compared with the first six months of 2007, primarily due to lower interest expense, net of interest income largely as a result of PSRI terminating the COLI program in 2007.

Allowance for funds used during construction, equity and debt (AFDC) — AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction.  Generally, these costs are recovered from customers, in future rates, as the related property is depreciated.  AFDC increased by $14.2 million for the first six months of 2008, compared with the first six months of 2007.  This increase was primarily due to the ongoing construction of Comanche 3, which was partially offset by the current recovery from customers of the financing costs related to this construction through base rates, resulting in a lower recognition of AFDC.

Interest charges and financing costs — Interest charges and financing costs increased by approximately $6.2 million, or 9.3 percent, for the first six months of 2008 compared with the first six months of 2007, primarily due to increased long-term borrowings.

Income taxes — Income tax expense increased by $2.3 million for the first six months of 2008, compared with the first six months of 2007.  The increase in income tax expense was primarily due to an increase in pretax income in 2008 (excluding COLI), partially offset by $15.3 million of tax expense related to the COLI settlement in 2007.  The effective tax rate was 33.5 percent for the first six months of 2008, compared with 44.0 percent for the same period in 2007.  The higher effective tax rate for the first six months of 2007 was primarily due to the COLI settlement, partially offset by an increase in the forecasted annual effective tax rate for 2008, which was largely a result of PSRI terminating the COLI program in 2007. Without these charges and benefits, the effective tax rate for the first six months of 2008 and 2007 would have been 33.5 percent and 38.0 percent, respectively.

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

FERC Tie Line Investigation — In October 2007, the FERC Office of Enforcement, Division of Investigations (DOI), commenced a non-public investigation of use of network transmission service across the Lamar Tie Line, a transmission facility that connects PSCo and SPS, an affiliate of PSCo.  Xcel Energy is fully cooperating with the DOI investigation.  In July 2008, the DOI issued a preliminary report alleging Xcel Energy violated FERC policies and rules and approved tariffs.  The report represents the preliminary conclusions of the DOI and is subject to additional procedures.  The report does not constitute a finding by the FERC, which may, among other things, accept, modify or reject any or all of the preliminary conclusions set forth in the report.  Xcel Energy disagrees with the preliminary report and will vigorously contest the allegations; Xcel Energy is not able to predict the outcome of the investigation or what, if any, actions the FERC may take.  As previously discussed under “Item 1A – Risk Factors” in Xcel Energy’s 2007 Annual Report on Form 10-K, the Energy Policy Act of 2005 has increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  Given the preliminary nature of this matter, Xcel Energy is unable to determine if the resolution of this matter will have a material adverse impact on operations, cash flows or financial condition.

Electric Reliability Standards Matters — In June 2008, PSCo was subject to an audit of its compliance with NERC and regional reliability standards by Western Electricity Coordinating Council (WECC), the North American Electric Reliability Council (NERC) regional entity for the PSCo system.  The WECC has not yet issued its final audit report.  In response to information identified in during the audit, Xcel Energy conducted a comprehensive review of the maintenance records for all relay devices on the PSCo transmission system.  That review found PSCo did not have documentation demonstrating that all relay devices on the PSCo system had been maintained on the schedule in Xcel Energy’s adopted maintenance plan.  In June 2008, PSCo filed a self-report regarding the maintenance plan violations with the WECC.  Xcel Energy is uncertain if any future WECC audit findings or the self-report will result in financial penalties being imposed on PSCo.

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

PSCo Resource Plan — PSCo estimates it will purchase approximately 40 to 50 percent of its total electric system energy needs for 2008 and generate the remainder with PSCo-owned resources. Additional capacity has been secured under contract making additional energy available for purchase, if required. PSCo currently has under contract or through owned generation, the resources necessary to meet its anticipated 2008 load obligation. In November 2007, PSCo filed the Colorado Resource Plan (CRP), which details the type and amount of resources that will be added to the system for an eight year Resource Acquisition Period (RAP) through 2015.  Hearings concluded on July 11, 2008 and a written order on PSCo’s proposal is expected by September 19, 2008.   Based on the latest plan, PSCo would:

•                  Increase renewable portfolio to 850 megawatts (MW) by 2015.  PSCo would then have a total of approximately 1,900 MW of wind power resources.

•                  Acquire approximately 25 MW from a central solar facility, with possible option of acquiring up to 600 MW of solar thermal resources with storage as technology develops.

•                  Pursue an additional 63.5 MW of on-site, customer-owned solar installations.

•                  Increase customer efficiency and conservation programs with plans to meet the CPUC goals of annual energy sales reductions to approximately 3,669 gigawatt hours (GWh), which would yield a demand savings in the range of 886 MW to 994 MW by 2020.

•                  Retire two older coal-burning plants (Arapahoe and Cameo) and repower at the Arapahoe site with a 480 MW summer rated combined cycle plant.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and the CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures are effective.

Internal Control Over Financial Reporting

No change in PSCo’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSCo’s internal control over financial reporting.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

In the normal course of business, various lawsuits and claims have arisen against PSCo.  After consultation with legal counsel, PSCo has recorded an estimate of the probable cost of settlement or other disposition for such matters.  See Notes 5 and 6 of the consolidated financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference.  Reference also is made to Item 3 and Notes 12 and 13 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 for a description of certain legal proceedings presently pending.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 1, 2008.

Public Service Co. of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer