Form 10-Q
period 2008-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2008-10-27
CIK 81018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐   No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 27, 2008
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

This Form 10-Q is filed by Public Service Company of Colorado, a Colorado corporation (PSCo).  PSCo is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(Thousands of Dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2008	2007	2008	2007
Operating revenues
Electric utility	$924,900	$669,598	$2,317,753	$1,944,240
Natural gas utility	154,130	104,930	966,384	811,481
Steam and other	6,697	6,733	25,375	24,829
Total operating revenues	1,085,727	781,261	3,309,512	2,780,550

Operating expenses
Electric fuel and purchased power	601,985	340,270	1,430,479	1,058,400
Cost of natural gas sold and transported	82,721	35,576	693,781	562,086
Cost of sales — steam and other	2,999	2,670	10,058	9,681
Other operating and maintenance expenses	152,936	144,209	456,450	432,552
Demand-side management program expenses	6,531	4,345	26,459	13,664
Depreciation and amortization	62,888	62,032	189,440	184,645
Taxes (other than income taxes)	21,159	19,738	65,394	65,226
Total operating expenses	931,219	608,840	2,872,061	2,326,254

Operating income	154,508	172,421	437,451	454,296

Interest and other income (expense), net	3,186	244	10,497	(5,238)
Allowance for funds used during construction — equity	9,699	3,965	25,326	8,707

Interest charges and financing costs
Interest charges — includes other financing costs of $1,494, $1,411, $4,342 and $4,161, respectively	40,353	34,337	113,222	101,012
Interest and penalties related to COLI settlement	—	2,190	—	43,401
Allowance for funds used during construction — debt	(4,644)	(3,496)	(13,154)	(8,664)
Total interest charges and financing costs	35,709	33,031	100,068	135,749

Income before income taxes	131,684	143,599	373,206	322,016
Income taxes	45,403	37,941	126,282	116,471
Net income	$86,281	$105,658	$246,924	$205,545

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Thousands of Dollars)

	Nine Months Ended Sept. 30,
	2008	2007
Operating activities
Net income	$246,924	$205,545
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	222,244	206,107
Deferred income taxes	60,286	63,083
Amortization of investment tax credits	(2,353)	(2,943)
Allowance for equity funds used during construction	(25,326)	(8,707)
Net realized and unrealized hedging and derivative transactions	(13,170)	(13,643)
Changes in operating assets and liabilities:
Accounts receivable	60,832	80,347
Accrued unbilled revenues	135,928	(8,231)
Inventories	(63,049)	17,239
Recoverable purchased natural gas and electric energy costs	(9,811)	136,080
Prepayments and other	21,985	342
Accounts payable	(166,041)	(94,986)
Net regulatory assets and liabilities	(14,946)	572
Other current liabilities	74,536	44,109
Change in other noncurrent assets	6,744	7,416
Change in other noncurrent liabilities	(33,531)	(48,113)
Net cash provided by operating activities	501,252	584,217

Investing activities
Utility capital/construction expenditures	(557,624)	(491,770)
Allowance for equity funds used during construction	25,326	8,707
Investments in utility money pool arrangement	(427,900)	(494,700)
Repayments from utility money pool arrangement	432,500	494,700
Other investments	647	(8,390)
Net cash used in investing activities	(527,051)	(491,453)

Financing activities
Repayment of short-term borrowings, net	(271,007)	(372,500)
Proceeds from issuance of long-term debt	592,884	343,756
Borrowings under utility money pool arrangement	591,100	475,500
Repayments under utility money pool arrangement	(591,100)	(475,500)
Repayment of long-term debt, including reacquisition premiums	(1,077)	(101,031)
Capital contribution from parent	113,173	330,176
Dividends paid to parent	(203,708)	(196,066)
Net cash provided by financing activities	230,265	4,335

Net increase in cash and cash equivalents	204,466	97,099
Cash and cash equivalents at beginning of period	7,650	3,011
Cash and cash equivalents at end of period	$212,116	$100,110

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$87,820	$34,374
Cash paid for income taxes (net of refunds received)	33,634	41,939

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$12,632	$29,265

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(Thousands of Dollars)

	Sept. 30, 2008	Dec. 31, 2007
ASSETS
Current assets:
Cash and cash equivalents	$212,116	$7,650
Investments in utility money pool arrangement	96,000	100,600
Accounts receivable, net	320,772	375,265
Accounts receivable from affiliates	28,245	34,584
Accrued unbilled revenues	224,263	360,191
Inventories	272,969	209,920
Recoverable purchased natural gas and electric energy costs	23,668	13,857
Deferred income taxes	67,388	59,564
Derivative instruments valuation	25,283	33,635
Prepayments and other	17,653	17,851
Total current assets	1,288,357	1,213,117

Property, plant and equipment, net	7,390,849	7,029,155

Other assets:
Regulatory assets	564,094	539,989
Derivative instruments valuation	124,072	141,410
Other	52,297	55,759
Total other assets	740,463	737,158
Total assets	$9,419,669	$8,979,430

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$501,497	$301,445
Short-term debt	—	271,007
Accounts payable	310,671	466,710
Accounts payable to affiliates	18,972	27,445
Taxes accrued	85,281	76,569
Dividends payable to parent	67,258	68,453
Derivative instruments valuation	36,829	21,521
Accrued interest	54,592	45,486
Other	165,833	108,979
Total current liabilities	1,240,933	1,387,615

Deferred credits and other liabilities:
Deferred income taxes	1,178,704	1,090,740
Deferred investment tax credits	52,813	55,166
Regulatory liabilities	519,109	516,401
Pension and employee benefit obligations	182,179	231,232
Customer advances	290,376	280,270
Derivative instruments valuation	59,921	84,190
Asset retirement obligations	45,459	44,267
Other	20,195	12,063
Total deferred credits and other liabilities	2,348,756	2,314,329

Commitments and contingent liabilities
Capitalization:
Long-term debt	2,289,441	1,891,644
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,872,301	2,759,128
Retained earnings	658,061	614,267
Accumulated other comprehensive income	10,177	12,447
Total common stockholder’s equity	3,540,539	3,385,842
Total liabilities and equity	$9,419,669	$8,979,430

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly the financial position of PSCo and its subsidiaries as of Sept. 30, 2008, and Dec. 31, 2007; the results of its operations for the three and nine months ended Sept. 30, 2008 and 2007; and its cash flows for the nine months ended Sept. 30, 2008 and 2007.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  The Dec. 31, 2007 balance sheet information has been derived from the audited 2007 financial statements. For further information, refer to the Consolidated Financial Statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2007, filed with the Securities and Exchange Commission on Feb. 25, 2008.  Due to the seasonality of PSCo’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

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

Fair Value Measurements — PSCo presents cash equivalents and commodity derivatives at estimated fair values in its consolidated financial statements.  Cash equivalents are recorded at cost plus accrued interest to approximate fair value.  Changes in the observed trading prices and liquidity of cash equivalents, including commercial paper and money market funds, are also monitored as additional support for determining fair value, and losses are recorded in earnings if fair value falls below recorded cost.  For commodity derivatives, the most observable inputs available are used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, PSCo may use quoted prices for similar contracts, or internally prepared valuation models as primary inputs to determine fair value.

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

As of Jan. 1, 2008, PSCo adopted SFAS No. 157 for all assets and liabilities measured at fair value except for non-financial assets and non-financial liabilities measured at fair value on a non-recurring basis, as permitted by FASB Staff Position No. 157-2.  The adoption did not have a material impact on its consolidated financial statements.  For additional discussion and SFAS No. 157 required disclosures, see Note 10 to the consolidated financial statements.

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

The Hierarchy of Generally Accepted Accounting Principles (GAAP) (SFAS No. 162)  — In May 2008, the FASB issued SFAS No. 162, which establishes the GAAP hierarchy, identifying the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements.  SFAS No. 162 is effective Nov. 15, 2008. PSCo does not believe that implementation of SFAS No. 162 will have any material impact on its consolidated financial statements.

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

3.              Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2008	Dec. 31, 2007
Accounts receivable, net:
Accounts receivable	$345,160	$398,566
Less allowance for bad debts	(24,388)	(23,301)
	$320,772	$375,265

Inventories:
Materials and supplies	$41,577	$40,409
Fuel	43,316	40,811
Natural gas	188,076	128,700
	$272,969	$209,920

Property, plant and equipment, net:
Electric utility plant	$6,914,271	$6,633,695
Natural gas utility plant	1,930,042	1,887,824
Common utility and other property	740,778	726,049
Construction work in progress	1,021,532	864,517
Total property, plant and equipment	10,606,623	10,112,085
Less accumulated depreciation	(3,215,774)	(3,082,930)
	$7,390,849	$7,029,155

4.              Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — PSCo is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009. In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007.

As of Sept. 30, 2008, PSCo’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $8.8 million and $13.1 million on Dec. 31, 2007 and Sept. 30, 2008, respectively.  These unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryovers of $3.8 million and $5.4 million as of Dec. 31, 2007 and Sept. 30, 2008, respectively.

The unrecognized tax benefit balance included $2.8 million and $3.9 million of tax positions on Dec. 31, 2007 and Sept. 30, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $6.0 million and $9.2 million of tax positions on Dec. 31, 2007 and Sept. 30, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $2.8 million from July 1, 2008 to Sept. 30, 2008, was due to the addition of similar uncertain tax positions related to ongoing activity.  PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses, when state audits resume and as statutes of limitations expire.  At this time, as it relates to ongoing and upcoming audits, it is not reasonably possible to estimate an overall range of possible change. However, as it relates to the expiration of statutes of limitations, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to $3.0 million.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryovers.  The amount of interest expense related to unrecognized tax benefits reported within interest charges in the third quarter of 2008 was $0.1 million.  The liability for interest related to unrecognized tax benefits was $3.8 million on Dec. 31, 2007 and $4.2 million on Sept. 30, 2008.

No amounts were accrued for penalties in the third quarter of 2008.  The liability for penalties related to unrecognized tax benefits was $1.0 million on Dec. 31, 2007 and Sept. 30, 2008.

Other Income Tax Matters — Income tax expense increased by $9.8 million for the first nine months of 2008, compared with the first nine months of 2007.  The increase in income tax expense was primarily due to an increase in pretax income in 2008 (excluding corporate-owned life insurance (COLI)), partially offset by $16.1 million of tax expense related to the COLI settlement in 2007.  The effective tax rate was 33.8 percent for the first nine months of 2008, compared with 36.2 percent for the same period in 2007.  The higher effective tax rate for the first nine months of 2007 was primarily due to the COLI settlement, partially offset by an increase in the forecasted annual effective tax rate for 2008, which was largely a result of PSR Investments, Inc. (PSRI) terminating the COLI program in 2007. Without these charges and benefits, the effective tax rate for the first nine months of 2008 and 2007 would have been 34.0 percent and 35.7 percent, respectively.

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

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Electric, Purchased Gas and Resource Adjustment Clauses

Transmission Cost Adjustment (TCA) Rider — In September 2007, PSCo filed with the CPUC a request to implement a TCA.  In December 2007, the CPUC approved PSCo’s application to implement the TCA. The CPUC limited the scope of the costs that could be recovered through the rider during 2008 to only those costs associated with transmission investment made after the new legislation authorizing the rider became effective on March 26, 2007. The CPUC also required PSCo to base its revenue requirement calculation on a thirteen-month average net transmission plant balance. As a result of the CPUC’s decision, PSCo implemented a rider on Jan. 1, 2008, expected to recover approximately $4.5 million in 2008.  PSCo expects to file updates to the TCA on Nov. 3, 2008 for rates to go into effect Jan. 1, 2009.

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

In March 2008, PSCo reached an agreement with Rural Electric Association (REA) customers Holy Cross, Yampa Valley and Grand Valley, which resolved all issues based on a “black box” settlement with an implied ROE of 10.4 percent.  Parties filed the settlement with the FERC on April 17, 2008, with rates effective May 1, 2008.  PSCo has reached an agreement with the cities of Burlington and Center, as well as Aquila under the same substantive terms and conditions as the REA settlement.  This settlement was filed with the FERC on April 25, 2008.  The settlements provide for:

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

6.              Commitments and Contingent Liabilities

Except as noted below, the circumstances set forth in Notes 12 and 13 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2007 and Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference. The following are contingencies and unresolved contingencies that are material to PSCo’s financial position.

Operating Leases — PSCo began taking power under two purchased power agreements during the second quarter of 2008 that are being accounted for as operating leases in accordance with EITF No. 01-8, Determining Whether an Arrangement Contains a Lease, and SFAS No. 13, Accounting for Leases.  Future commitments under these purchase power agreements being accounted for as operating leases are:

Purchase Power Agreement Operating Leases
(Millions of Dollars)
2008	$12.1
2009	18.2
2010	18.2
2011	18.2
2012	18.2
Thereafter	330.3

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

Site Remediation — PSCo must pay all or a portion of the cost to remediate sites where past activities of PSCo or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants (MGPs) operated by PSCo, its predecessors, or other entities; and third party sites, such as landfills, to which PSCo is alleged to be a PRP that sent hazardous materials and wastes.  At Sept. 30, 2008, the liability for the cost of remediating these sites was estimated to be $1.4 million, of which $0.6 million was considered to be a current liability.

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

In November 2006, PSCo filed a natural gas rate case with the CPUC requesting recovery of additional clean-up costs at the Fort Collins MGP site spent through September 2006, plus unrecovered amounts previously authorized from the last rate case, which amounted to $10.8 million to be amortized over four years.  In June 2007, PSCo entered into a settlement agreement that included recovery of the full $10.8 million, but with a five-year amortization period.  The CPUC approved the agreement on June 18, 2007.  The total amount to be recovered from customers is $13.1 million.  Estimated future project costs, based upon an assumed 30-year system operating life, including EPA oversight costs, are approximately $2.8 million.  This reflects a reduction in estimated EPA oversight costs over the life of the project, based upon the most recent EPA oversight billing.

In April 2005, PSCo brought a contribution action against Schrader and related parties (collectively “Schrader”) alleging Schrader released hazardous substances into the environment and these releases caused MGP byproducts to migrate to the Cache la Poudre River, thereby substantially increasing the scope and cost of remediation.  PSCo requested damages, including a portion of the costs PSCo incurred to investigate and remove contaminated sediments from the Cache la Poudre River.  PSCo and Schrader have reached an agreement in principle and are in the process of finalizing a settlement agreement.  Net proceeds from the settlement will be credited to ratepayers.

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

The EPA required states to develop implementation plans to comply with BART by December 2007.  States are required to identify the facilities that will have to reduce sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions under BART and then set BART emissions limits for those facilities.  In May 2006, the Colorado Air Quality Control Commission (AQCC) promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate and maintain BART or an approved BART alternative to make reasonable progress toward meeting the national visibility goal.  PSCo estimates that implementation of the BART alternatives will cost approximately $201 million in capital costs, which includes approximately $59 million in environmental upgrades for the existing Comanche Station project, which are included in the capital budget.  PSCo expects the cost of any required capital investment will be recoverable from customers.  Emissions controls are expected to be installed between 2011 and 2014.  Colorado’s state implementation plan has been submitted to EPA for approval. In early 2008, the Colorado Air Pollution Control Division (CAPCD) initiated a stakeholder process to establish reasonable progress goals for Colorado’s Class I areas. To meet these goals, more controls may be required from certain sources, which may or may not include those sources previously controlled under BART. The reasonable progress stakeholder process has been placed on hold by the CAPCD due to limited resources and is expected to resume in early 2009.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  In February 2008, the D.C. Circuit Court of Appeals vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  Colorado’s mercury rule requires mercury emission controls capable of achieving 80 percent capture be installed at the Pawnee Generating Station by 2012 and all other Colorado units by 2014.  PSCo is in the process of installing mercury monitors on five Colorado units at an estimated aggregate cost of approximately $1.9 million.  PSCo is evaluating the mercury emission controls required to meet the state rule and is currently unable to provide a capital cost estimate.

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

Notice of Violation — In July 2002, PSCo received a Notice of Violation (NOV) from the EPA alleging violations of the New Source Review (NSR) requirements of the Clean Air Act (CAA) at the Comanche and Pawnee plants in Colorado.  The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid- to late-1990s should have required a permit under the NSR process.  PSCo believes it has acted in full compliance with the CAA and NSR process.  PSCo believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements.  PSCo disagrees with the assertions contained in the NOV and intends to vigorously defend its position.

Cherokee Station Alleged CAA Violations — In January 2008, Xcel Energy, the parent company of PSCo, received a notice letter from Rocky Mountain Clean Air Action stating that the group intends to sue Xcel Energy for alleged CAA violations at Cherokee Station.  The group claims that Cherokee Station’s opacity emissions have exceeded allowable limits over the past five years and that its opacity monitors exceeded downtime limits.  Xcel Energy disputes these claims and believes they are without merit.  The CAA requires notice be given 60 days prior to filing a lawsuit.  If the group does in fact file its threatened lawsuit, Xcel Energy will vigorously defend itself against these claims.

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

Cabin Creek Hydro Generating Station Accident

In October 2007, employees of RPI Coatings Inc. (RPI), a contractor retained by PSCo, were applying an epoxy coating to the inside of a penstock at PSCo’s Cabin Creek Hydro Generating Station near Georgetown, Colo. This work was being performed as part of a corrosion prevention effort. A fire occurred inside the penstock, which is a 4,000-foot long, 12-foot wide pipe used to deliver water from a reservoir to the hydro facility. Four of the nine RPI employees working inside the penstock were positioned below the fire and were able to exit the pipe. The remaining five RPI employees were unable to exit the penstock. Rescue crews located the five employees a few hours later and confirmed their deaths. The accident was investigated by several state and federal agencies, including the federal Occupational Safety and Health Administration (OSHA) and the U.S. Chemical Safety Board and the Colorado Bureau of Investigations.

In March 2008, OSHA proposed penalties totaling $189,900 for twenty-two serious violations and three willful violations arising out of the accident.  In April 2008, Xcel Energy notified OSHA of its decision to contest all of the proposed citations. On May 28, 2008 the Secretary of Labor filed its complaint, and Xcel Energy subsequently filed its answer on June 17, 2008.  The Court ordered this proceeding stayed until March 3, 2009 and indicated an extension of the stay is possible.  A lawsuit has been filed in Denver District Court on behalf of four of the deceased workers and four of the injured workers.  PSCo and Xcel Energy Inc. are named as defendants, along with RPI Coatings, its parent company, Prezioso, and two other contractors who performed work in connection with the relining project at Cabin Creek.  A second lawsuit (Ledbetter et. al vs. Xcel Energy et. al) has also been filed by and on behalf of three employees allegedly injured in the accident. Neither complaint filed in court has been served upon Xcel Energy or PSCo. Xcel Energy and PSCo intend to vigorously defend themselves against the claims asserted in the lawsuits.

Environmental Litigation

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

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, the parent company of PSCo, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  In September 2007, plaintiffs filed a notice of appeal to the Fifth Circuit Court of Appeals.  Oral arguments were presented to the Court of Appeals on Aug. 6, 2008. On Sept. 26, 2008, the Court of Appeals notified the parties that this matter was set for re-argument on Nov. 3, 2008. No explanation was given for the decision.

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

Mallon v. Xcel Energy Inc. — In July 2007, Theodore Mallon and TransFinancial Corporation filed a declaratory judgment action against Xcel Energy in U.S. District Court in Colorado (Mallon Federal Action).  In this lawsuit, plaintiffs seek a determination that Xcel Energy is not entitled to assert claims against plaintiffs related to the 1984 and 1985 sale of COLI to PSCo, a predecessor of Xcel Energy.  In August 2007, Xcel Energy, PSCo and PSRI commenced a lawsuit in Colorado state court against Mallon and TransFinancial Corporation (Mallon State Action).  In the Mallon State Action, Xcel Energy, PSCo and PSRI seek damages against Mallon and TransFinancial for, among other things, breach of contract and breach of fiduciary duties associated with the sale of the COLI policies.  In August 2007, Xcel Energy also filed a motion to stay or, in the alternative, to dismiss the Mallon Federal Action.  In September 2007, a motion to stay the Mallon State Court action was subsequently filed by Mallon and TransFinancial.  In November 2007, the U.S. District Court in Colorado dismissed the complaint in the Mallon Federal Action and Mallon and TransFinancial subsequently withdrew their motion to stay the Mallon State Court Action. In May 2008, Xcel Energy, PSCo and PSRI filed a second amended complaint that, among other things, adds Provident Life & Accident Insurance Company (Provident) as a defendant and asserts claims for breach of contract, unjust enrichment and fraudulent concealment against the insurance company. On June 23, 2008, Provident filed a motion to dismiss the complaint. Xcel Energy, PSCo and PSRI filed a brief in opposition to the motion on July 28, 2008. Oral arguments were presented to the court on Sept. 19, 2008.  On Oct. 22, 2008, Judge Morris Sandstead, Jr. granted Provident’s motion in part, but denied the motion with respect to a majority of the core causes of action asserted by PSCo, Xcel Energy Inc. and PSRI Investments.

7.              Short-Term Borrowings and Other Financing Activities

Commercial Paper — At Sept. 30, 2008 and Dec. 31, 2007, PSCo had commercial paper outstanding of $0.0 million and $271.0 million, respectively.  The weighted average interest rate at Dec. 31, 2007 was 5.64 percent.

Money Pool  — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  PSCo has approval to borrow up to $250 million under the arrangement.  At Sept. 30, 2008 and Dec. 31, 2007, PSCo had money pool loans outstanding of $96.0 million and $100.6 million, respectively.  The weighted average interest rates at Sept. 30, 2008 and Dec. 31, 2007, were 3.00 percent and 5.64 percent, respectively.

8.              Long-Term Borrowings and Other Financing Instruments

On Aug. 13, 2008, PSCo issued $300 million of 5.80 percent first mortgage bonds, series due Aug. 1, 2018 and $300 million of 6.50 percent first mortgage bonds, series due Aug. 1, 2038.  PSCo added the net proceeds from the sale of the first mortgage bonds to its general funds and applied a portion of such net proceeds to fund the payment at maturity of $300 million of 4.375 percent first mortgage bonds due Oct. 1, 2008.

9.              Derivative Instruments

PSCo uses derivative instruments in connection with its interest rate hedging, short-term wholesale, and commodity trading activities, including forward contracts, futures, swaps and options.  Qualifying hedging relationships are designated as a hedge of a forecasted transaction or future cash flow (cash flow hedge).  The types of qualifying hedging transactions that PSCo is currently engaged in are discussed below.

Cash Flow Hedges

Commodity Cash Flow Hedges — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices.  This could include the purchase or sale of energy or energy-related products, the use of natural gas to generate electric energy, or gas purchased for resale and fuel for fleet vehicles.  These derivative instruments are designated as cash flow hedges for accounting purposes.  At Sept. 30, 2008, PSCo had various commodity-related contracts designated as cash flow hedges extending through December 2010.  Changes in the fair value of cash flow hedges are recorded in other comprehensive income or deferred as a regulatory asset or liability.  This classification is based on the regulatory recovery mechanisms in place.

At Sept. 30, 2008, PSCo had $1.4 million of net losses in accumulated other comprehensive income related to commodity cash flow hedge contracts; $0.7 million is expected to be recognized in earnings during the next 12 months as the hedged transactions settle.

Interest Rate Cash Flow Hedges — PSCo enters into various instruments that effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At Sept. 30, 2008, PSCo had $1.5 million of net gains in accumulated other comprehensive income related to interest rate derivatives that are expected to be recognized in earnings during the next 12 months.

The following table shows the major components of the derivative instruments valuation in the consolidated balance sheets at Sept. 30 and Dec. 31:

	Sept. 30, 2008		Dec. 31, 2007
(Thousands of Dollars)	Derivative Instruments Valuation – Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$141,982	$69,748	$155,928	$96,654
Electricity and natural gas trading and hedging instruments	7,373	27,002	19,117	9,057
Total	$149,355	$96,750	$175,045	$105,711

In 2003, as a result of FASB Statement 133 Implementation Issue No. C20, PSCo began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, PSCo qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

The impact of qualifying cash flow hedges on PSCo’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$12,447	$12,614
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(1,120)	1,150
After-tax net realized gains on derivative transactions reclassified into earnings	(1,150)	(1,132)
Accumulated other comprehensive income related to cash flow hedges at Sept. 30	$10,177	$12,632

10.       Fair Value Measurements

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

Level 1 – Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

Level 3 – Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation.

PSCo held several commodity derivatives measured at fair value on a recurring basis as of Sept. 30, 2008.  Fair value for these commodity derivatives was primarily determined based on observable prices for identical or similar forward contracts, or internally prepared option valuation models using observable forward curves and volatilities.  For certain instruments, it may be necessary to use inputs requiring significant management judgment or estimation, such as the long-term commodity price forecasts used to determine the fair value of long-term energy forwards.  PSCo continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well an assessment of the impact of PSCo’s own credit risk when determining the fair value of commodity derivative liabilities, the impact of considering credit risk was immaterial to the fair value of commodity derivative assets and liabilities at Sept. 30, 2008.

The following table presents, for each of the SFAS No. 157 hierarchy levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis as of Sept. 30, 2008:

(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting (a)	Net Balance
Commodity derivative assets	$107	$5,189	$5,947	$(3,870)	$7,373
Commodity derivative liabilities	1,437	26,862	3,815	(5,112)	27,002

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

The following tables present the changes in Level 3 recurring fair value measurements for the three and nine months ended Sept. 30, 2008:

(Thousands of Dollars)	Commodity Derivatives, Net
Balance, July 1, 2008	$2,508
Purchases, issuances, and settlements, net	(2,011)
Gains recognized in earnings	1,635
Balance, Sept. 30, 2008	$2,132

(Thousands of Dollars)	Commodity Derivatives, Net
Balance, Jan. 1, 2008	$4,121
Purchases, issuances, and settlements, net	(3,615)
Gains recognized in earnings	1,626
Balance, Sept. 30, 2008	$2,132

Gains on Level 3 commodity derivatives recognized in earnings for the three and nine months ended Sept. 30, 2008, include $0.6 million and $1.1 million, respectively, of net unrealized gains relating to commodity derivatives held at Sept. 30, 2008.  Realized and unrealized gains and losses on commodity trading activities are included in electric utility revenues.

11.     Detail of Interest and Other Income (Expense), Net

Interest and other income (expense), net, for the three and nine months ended Sept. 30 consisted of the following:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007	2008	2007
Interest income	$2,470	$3,328	$6,024	$6,439
Other nonoperating income	531	923	2,310	1,918
Insurance policy income (expense)	185	(4,007)	2,163	(13,595)
Total interest and other income (expense), net	$3,186	$244	$10,497	$(5,238)

12.          Segment Information

PSCo has two reportable segments, regulated electric utility and regulated natural gas utility. Commodity trading operations are not a reportable segment and commodity trading results are included in the regulated electric utility segment.

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Three months ended Sept. 30, 2008
Revenues from:
External customers	$924,900	$154,130	$6,697	$—	$1,085,727
Internal customers	52	10	—	(62)	—
Total revenues	$924,952	$154,140	$6,697	$(62)	$1,085,727
Segment net income	$75,308	$8,065	$2,908	$—	$86,281

Three months ended Sept. 30, 2007
Revenues from:
External customers	$669,598	$104,930	$6,733	$—	$781,261
Internal customers	27	(30)	—	3	—
Total revenues	$669,625	$104,900	$6,733	$3	$781,261
Segment net income	$87,991	$9,289	$8,378	$—	$105,658

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended Sept. 30, 2008
Revenues from:
External customers	$2,317,753	$966,384	$25,375	$—	$3,309,512
Internal customers	182	78	—	(260)	—
Total revenues	$2,317,935	$966,462	$25,375	$(260)	$3,309,512
Segment net income	$177,377	$59,043	$10,504	$—	$246,924

(Thousands of Dollars)	Regulated Electric Utility	Regulated Natural Gas Utility	All Other	Reconciling Eliminations	Consolidated Total
Nine months ended Sept. 30, 2007
Revenues from:
External customers	$1,944,240	$811,481	$24,829	$—	$2,780,550
Internal customers	184	22	—	(206)	—
Total revenues	$1,944,424	$811,503	$24,829	$(206)	$2,780,550
Segment net income	$194,419	$49,846	$(38,720)	$—	$205,545

13.               Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended Sept. 30,		Nine months ended Sept. 30,
(Thousands of Dollars)	2008	2007	2008	2007
Net income	$86,281	$105,658	$246,924	$205,545
Other comprehensive income:
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(1,296)	(257)	(1,120)	1,150
After-tax net realized gains on derivative transactions reclassified into earnings	(384)	(385)	(1,150)	(1,132)
Other comprehensive (loss) income	(1,680)	(642)	(2,270)	18
Comprehensive income	$84,601	$105,016	$244,654	$205,563

14.          Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended Sept. 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,851	$15,520	$1,338	$1,453
Interest cost	42,630	41,313	12,720	12,619
Expected return on plan assets	(68,584)	(66,208)	(7,963)	(7,600)
Amortization of transition obligation	—	—	3,644	3,644
Amortization of prior service cost (credit)	5,166	6,487	(544)	(545)
Amortization of net loss	3,185	4,211	2,875	3,550
Net periodic benefit (credit) cost	(1,752)	1,323	12,070	13,121
Credits not recognized due to the effects of regulation	2,258	2,787	—	—
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost recognized for financial reporting	$506	$4,110	$13,042	$14,093

PSCo
Net periodic benefit cost	$2,969	$4,780	$6,747	$7,165
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost recognized for financial reporting	$2,969	$4,780	$7,719	$8,137

(1)  Includes qualified and non-qualified pension net periodic benefit cost.

	Nine months ended Sept. 30,
	2008 (1)	2007 (1)	2008	2007
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$47,553	$46,560	$4,013	$4,359
Interest cost	127,890	123,939	38,160	37,857
Expected return on plan assets	(205,753)	(198,624)	(23,888)	(22,800)
Amortization of transition obligation	—	—	10,932	10,932
Amortization of prior service cost (credit)	15,498	19,461	(1,632)	(1,635)
Amortization of net loss	9,555	12,633	8,624	10,650
Net periodic benefit (credit) cost	(5,257)	3,969	36,209	39,363
Credits not recognized due to the effects of regulation	6,775	8,361	—	—
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$1,518	$12,330	$39,127	$42,281

PSCo
Net periodic benefit cost	$8,908	$14,340	$20,242	$21,496
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$8,908	$14,340	$23,160	$24,414

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

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A — Quantitative and Qualitative Disclosures About Market Risk in its Annual Report on Form 10-K for the year ended Dec. 31, 2007 and in Item 1A — Risk Factors in this Quarterly Report on Form 10-Q.  Commodity price and interest rate risks for PSCo are mitigated in most jurisdictions due to cost-based rate regulation.  Continued distress in the financial markets may impact the fair value of the debt and equity securities in PSCo’s pension and postretirement health care plan trusts, as well as PSCo’s ability to earn a return on short-term investments of excess cash.

RESULTS OF OPERATIONS

PSCo’s net income was approximately $246.9 million for the first nine months of 2008, compared with approximately $205.5 million for the first nine months of 2007.

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

The following table details base electric utility, short-term wholesale and commodity trading revenues and margin:

(Millions of Dollars)	Base Electric Utility	Short-term Wholesale	Commodity Trading	Consolidated Total
Nine months ended Sept. 30, 2008
Electric utility revenues (excluding commodity trading)	$2,233	$85	$—	$2,318
Electric fuel and purchased power	(1,350)	(80)	—	(1,430)
Commodity trading revenues	—	—	59	59
Commodity trading expenses	—	—	(59)	(59)
Gross margin before other operating expenses	$883	$5	$—	$888
Margin as a percentage of revenues	39.5%	5.9%	—%	37.4%

Nine months ended Sept. 30, 2007
Electric utility revenues (excluding commodity trading)	$1,883	$61	$—	$1,944
Electric fuel and purchased power	(1,005)	(53)	—	(1,058)
Commodity trading revenues	—	—	127	127
Commodity trading expenses	—	—	(127)	(127)
Gross margin before other operating expenses	$878	$8	$—	$886
Margin as a percentage of revenues	46.6%	13.1%	—%	42.8%

The following summarizes the components of the changes in base electric revenues and base electric margin for the nine months ended Sept. 30:

Base Electric Revenues

(Millions of Dollars)	2008 vs. 2007
Fuel and purchased power cost recovery	$344
Renewable Energy Standard Adjustment (RESA) rider	14
Conservation and non-fuel riders	10
Retail sales growth (excluding weather impact)	10
Increased revenues due to leap year (weather-normalized impact)	3
Firm wholesale	(18)
Estimated impact of weather	(11)
Other	(2)
Total increase in base electric revenues	$350

Base Electric Margin

(Millions of Dollars)	2008 vs. 2007
Conservation and non-fuel riders	$10
Retail sales growth (excluding weather impact)	10
Purchased capacity costs	5
Fuel handling and procurement	4
Increased margin due to leap year (weather-normalized impact)	3
Firm wholesale	(12)
Estimated impact of weather	(11)
Other	(4)
Total increase in base electric margin	$5

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

	Nine Months ended Sept. 30,
(Millions of Dollars)	2008	2007
Natural gas utility revenues	$966	$811
Cost of natural gas sold and transported	(694)	(562)
Natural gas utility margin	$272	$249

The following summarizes the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2008 vs. 2007
Purchased natural gas adjustment clause recovery	$132
Base rate changes	19
Retail sales growth (excluding weather impact)	4
Transportation	1
Increased revenues due to leap year (weather-normalized impact)	1
Other	(2)
Total increase in natural gas revenues	$155

Natural Gas Margin

(Millions of Dollars)	2008 vs. 2007
Base rate changes	$19
Retail sales growth (excluding weather impact)	4
Increased margin due to leap year (weather-normalized impact)	1
Transportation	1
Other	(2)
Total increase in natural gas margin	$23

Non-Fuel Operating Expense and Other Items

Other operating and maintenance expenses — The following summarizes the components of the changes in other operating and maintenance expenses for the nine months ended Sept. 30:

(Millions of Dollars)	2008 vs. 2007
Higher plant generation costs	$15
Higher consulting costs	7
Higher labor costs	6
Higher supplemental gas amortization	2
Lower employee benefit costs	(8)
Other	2
Total increase in other operating and maintenance expenses	$24

Conservation and DSM — Conservation and DSM expense increased approximately $12.8 million for the first nine months of 2008, compared with the first nine months of 2007.  The higher expense is attributable to the ongoing expansion of such programs as designed, in part, to meet certain regulatory commitments in our various jurisdictions.

Interest and other income (expense), net — Interest and other income (expense), net, increased by approximately $15.7 million for the first nine months of 2008 compared with the first nine months of 2007, primarily due to lower interest expense, net of interest income largely as a result of PSRI terminating the COLI program in 2007.

Allowance for funds used during construction, equity and debt (AFDC) — AFDC is a non-cash amount capitalized as a part of construction costs representing the cost of financing the construction.  Generally, these costs are recovered from customers, in future rates, as the related property is depreciated.  AFDC increased by $21.1 million for the first nine months of 2008, compared with the first nine months of 2007.  This increase was primarily due to the ongoing construction of Comanche 3, which was partially offset by the current recovery from customers of the financing costs related to this construction through base rates, resulting in a lower recognition of AFDC.

Interest charges and financing costs — Interest charges and financing costs increased by approximately $12.2 million, or 12.1 percent, for the first nine months of 2008 compared with the first nine months of 2007, primarily due to increased long-term borrowings, partially offset by decreased short-term borrowings.

Income taxes — Income tax expense increased by $9.8 million for the first nine months of 2008, compared with the first nine months of 2007.  The increase in income tax expense was primarily due to an increase in pretax income in 2008 (excluding COLI), partially offset by $16.1 million of tax expense related to the COLI settlement in 2007.  The effective tax rate was 33.8 percent for the first nine months of 2008, compared with 36.2 percent for the same period in 2007.  The higher effective tax rate for the first nine months of 2007 was primarily due to the COLI settlement, partially offset by an increase in the forecasted annual effective tax rate for 2008, which was largely a result of PSRI terminating the COLI program in 2007. Without these charges and benefits, the effective tax rate for the first nine months of 2008 and 2007 would have been 34.0 percent and 35.7 percent, respectively.

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

FERC Tie Line Investigation — In October 2007, the FERC Office of Enforcement, Division of Investigations (DOI), commenced a non-public investigation of use of network transmission service across the Lamar Tie Line, a transmission facility that connects PSCo and SPS, an affiliate of PSCo.  Xcel Energy is fully cooperating with the DOI investigation.  In July 2008, the DOI issued a preliminary report alleging Xcel Energy violated FERC policies and rules and approved tariffs.  The report represents the preliminary conclusions of the DOI and is subject to additional procedures.  The report does not constitute a finding by the FERC, which may, among other things, accept, modify or reject any or all of the preliminary conclusions set forth in the report.  Xcel Energy disagrees with the preliminary report and has responded to the DOI allegations; Xcel Energy is not able to predict the outcome of the investigation or what, if any, actions the FERC may take.  As previously discussed under “Item 1A — Risk Factors” in Xcel Energy’s 2007 Annual Report on Form 10-K, the Energy Policy Act of 2005 has increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  Given the preliminary nature of this matter, Xcel Energy is unable to determine if the resolution of this matter will have a material adverse impact on operations, cash flows or financial condition.

Electric Reliability Standards Matters — In June 2008, PSCo was subject to an audit of its compliance with the North American Electric Reliability Corporation  (NERC) and regional reliability standards by Western Electricity Coordinating Council (WECC), the NERC regional entity for the PSCo system.  On Sept. 29, 2008, the WECC audit team issued its confidential final audit report.  The report finds possible violations of two standards related to relay maintenance.  The audit report will now be subject to additional WECC procedures to determine if violations occurred and, if so, the consequences of such a finding.

In response to information identified in during the audit, Xcel Energy conducted a comprehensive review of the maintenance records for all relay devices on the PSCo transmission system.  That review found PSCo did not have documentation demonstrating that all relay devices on the PSCo system had been maintained on the schedule in Xcel Energy’s adopted maintenance plan.  In June 2008, PSCo filed a self-report regarding the maintenance plan violations with the WECC.  In addition, in April, 2008, PSCo filed a self-report with WECC indicating that certain tests of generation station batteries had not been completed in accordance with Xcel Energy’s adopted maintenance plan for generation station relays and batteries.  In September 2008, as a result of a review of Xcel Energy’s procedures implementing certain NERC Critical Infrastructure Protection standards applicable to control centers effective July 1, 2008, PSCo filed a self-report with the WECC disclosing certain deficiencies in requirements applicable to access to critical infrastructure assets for the period July to September 2008.  PSCo filed a mitigation plan with the WECC within 30 days of the self-report discussing how the deficiencies were corrected.

In April 2008, a self-report was filed with WECC indicating that certain tests of generation station batteries had not been completed in accordance with Xcel Energy’s adopted maintenance plan for generation station relays and batteries.  In September 2008, as a result of a review of Xcel Energy’s procedures implementing certain NERC critical infrastructure protection standards applicable to control centers effective July 1, 2008, PSCo filed a self-report with the WECC disclosing certain deficiencies in requirements applicable to access to critical infrastructure assets for the period July to September 2008.  PSCo filed a mitigation plan with the MRO within 30 days of the self-report discussing how the deficiencies were corrected.

Xcel Energy is uncertain if the WECC audit report findings or the self-reports of reliability standards violations will result in financial penalties being imposed on PSCo.  If so, the penalties are not expected to be material.

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

PSCo Regulatory Policy Initiative — In February 2008, the CPUC held a deliberation meeting in which they identified and discussed a set of policy initiatives that they intended to pursue over the course of 2008.  At its March 2008 open meetings, the CPUC both discussed and voted to open an investigatory docket that will review the current regulatory structure to determine if current utility incentives are aligned with state public policy objectives and to determine if the existing structure is internally consistent in achieving these objectives.  The CPUC expects to explore alternative forms of ratemaking for utilities and to better understand the state of the art on different mechanisms across the nation.  Other policy initiatives included a transmission investigatory docket, which was opened on June 13, 2008, whose focus is to gather information on transmission planning in Colorado and transmission planning coordination with other states and utilities.  On Sept. 17, 2008, the CPUC opened a customer incentives docket whose scope covers how regulatory structure and incentives influence customer decisions.

Several parties, including PSCo filed comments in the utility incentive docket in September 2008.  The comments covered a wide array of issues including the best way to deliver DSM services to customers, the implications to utilities of owning generation or acquiring it through power purchase agreements and whether there should be revisions to the current regulatory structure including continued use of rate riders, and other measures to reduce regulatory lag.  The CPUC held a hearing on Oct. 16, 2008 to gain further information from parties.

PSCo Resource Plan — PSCo estimates it will purchase approximately 40 to 50 percent of its total electric system energy needs for 2008 and generate the remainder with PSCo-owned resources. Additional capacity has been secured under contract making additional energy available for purchase, if required. PSCo currently has under contract or through owned generation, the resources necessary to meet its anticipated 2008 load obligation. In November 2007, PSCo filed the Colorado Resource Plan (CRP), which details the type and amount of resources that will be added to the system for an eight year Resource Acquisition Period (RAP) through 2015.  Hearings concluded on July 11, 2008 and a written order was issued on Sept. 19, 2008.   The approved plan:

•                  Increases renewable portfolio to 850 megawatts (MW) by 2015.  PSCo would then have a total of approximately 1,900 MW of wind power resources.

•                  Provides for approximately 200 MW from a central solar thermal facility with storage, with possible option of acquiring up to 600 MW of solar thermal resources with storage as technology develops.

•                  Increases customer efficiency and conservation programs with plans to meet the CPUC goals of annual energy sales reductions to approximately 3,669 gigawatt hours, that would yield a demand savings in the range of 886 MW to 994 MW by 2020.

•                  Retires two older coal-burning plants (two units at Arapahoe and two units at Cameo) replacing the capacity with company owned resources providing the costs are reasonable.

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

Item 1A. RISK FACTORS

PSCo’s risk factors are documented in Item 1A of Part I of its 2007 Annual Report on Form 10-K, which is incorporated herein by reference.  As a result of developments in the financial markets since the filing of the 2007 Annual Report on Form 10-K, we are providing updates below of the risk factors as follows.

We are subject to credit risks.

Credit risk includes the risk that our retail customers will not pay their bills, which may lead to a reduction in liquidity and an eventual increase in bad debt.  Retail credit risk is comprised of numerous factors including the overall level of economic activity in our various service territories and price of products and services provided.

Credit risk also includes the risk that short-term wholesale and commodity trading counterparties that owe us money or product will breach their obligations.  Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements.  In that event, our financial results could be adversely affected and we could incur losses.

PSCo may at times have direct credit exposure in its short-term wholesale and commodity trading activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties.  PSCo may also have some indirect credit exposure due to participation in organized markets such as PJM and Midwest Independent Transmission System Operator, Inc. (MISO) in which any credit losses are socialized to all market participants.

PSCo does have additional indirect credit exposures to various financial institutions in the form of letters of credit provided as security by power suppliers under various long-term physical purchased power contracts.  If any of the credit ratings of the letter of credit issuers were to drop below the designated investment grade rating stipulated in the underlying long term purchased power contracts, the supplier would need to replace that security with an acceptable substitute.  If the security were not replaced, the party would be in technical default under the contract, which would enable PSCo to exercise its contractual rights.

Economic conditions could negatively impact our business.

Our operations are affected by local, national and worldwide economic conditions. The consequences of a prolonged recession may include a lower level of economic activity and uncertainty regarding energy prices and the capital and commodity markets. A lower level of economic activity might result in a decline in energy consumption, which may adversely affect our revenues and future growth.   Instability in the financial markets, as a result of recession or otherwise, also may affect the cost of capital and our ability to raise capital, which are discussed in greater detail in the Capital Markets risk section in the 2007 Annual Report on Form 10-K.

Current economic conditions may be exacerbated by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers ability to pay timely, increase customer bankruptcies, and may lead to increased bad debt.   It is expected that commercial and industrial customers will be impacted first with residential customers following, if such circumstances occur.  See credit risk section for more related information.

Further worldwide economic activity has an impact on the demand for basic commodities needed for utility infrastructure, such as steel, copper, aluminum, etc., which may impact our ability to acquire sufficient supplies. Additionally, the cost of those commodities may be higher than expected.

Item 6. EXHIBITS

The following Exhibits are filed with this report:

3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998 (Form 10-K, Dec. 31, 1998, Exhibit 3(a)(1)).
3.02*	By-laws dated Nov. 20, 1997 (For 10-K, Dec. 31, 1997, Exhibit 3(b)(1)).
31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Oct. 27, 2008.

Public Service Co. of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer