Form 10-Q
period 2009-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2009-04-30
CIK 81018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM  10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

or

☐ TRANSITION REPORTS PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.                           ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).                                     ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                             ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2009
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

This Form 10-Q is filed by Public Service Company of Colorado (PSCo). PSCo is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART 1. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2009	2008
Operating revenues
Electric	$597,343	$654,496
Natural gas	395,121	562,952
Steam and other	10,014	11,030
Total operating revenues	1,002,478	1,228,478

Operating expenses
Electric fuel and purchased power	307,269	369,503
Cost of natural gas sold and transported	282,436	442,091
Cost of sales — steam and other	4,008	4,201
Other operating and maintenance expenses	154,890	148,374
Demand side management program expenses	26,156	12,702
Depreciation and amortization	62,547	63,210
Taxes (other than income taxes)	23,189	23,550
Total operating expenses	860,495	1,063,631

Operating income	141,983	164,847

Interest and other income, net	869	3,220
Allowance for funds used during construction — equity	10,135	7,578

Interest charges and financing costs
Interest charges — includes other financing costs of $1,386 and $1,424, respectively	40,352	37,150
Allowance for funds used during construction — debt	(4,962)	(4,100)
Total interest charges and financing costs	35,390	33,050

Income before income taxes	117,597	142,595
Income taxes	39,309	48,291
Net income	$78,288	$94,304

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2009	2008
Operating activities
Net income	$78,288	$94,304
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	71,248	78,046
Deferred income taxes	53,408	32,038
Amortization of investment tax credits	(624)	(784)
Allowance for equity funds used during construction	(10,135)	(7,578)
Net realized and unrealized hedging and derivative transactions	30,384	27,757
Changes in operating assets and liabilities:
Accounts receivable	55,175	5,582
Accrued unbilled revenues	161,123	91,262
Inventories	51,251	37,261
Prepayments and other	(12,559)	(33,666)
Accounts payable	(163,036)	(45,159)
Deferred electric energy costs	(93,906)	(32,135)
Net regulatory assets and liabilities	8,906	(4,310)
Other current liabilities	7,504	30,129
Change in other noncurrent assets	1,114	(13,197)
Change in other noncurrent liabilities	(6,974)	700
Net cash provided by operating activities	231,167	260,250

Investing activities
Utility capital/construction expenditures	(133,177)	(145,823)
Allowance for equity funds used during construction	10,135	7,578
Investments in utility money pool	—	(199,900)
Repayments from utility money pool	—	300,500
Other investments	—	29
Net cash used in investing activities	(123,042)	(37,616)

Financing activities
Repayment of short-term borrowings, net	(40,000)	(229,090)
Borrowings under utility money pool arrangement	285,500	131,900
Repayments under utility money pool arrangement	(307,500)	(60,600)
Repayment of long-term debt, including reacquisition premiums	(377)	(356)
Capital contributions from parent	20,000	—
Dividends paid to parent	(67,417)	(68,453)
Net cash used in financing activities	(109,794)	(226,599)

Net decrease in cash and cash equivalents	(1,669)	(3,965)
Cash and cash equivalents at beginning of year	11,198	7,650
Cash and cash equivalents at end of quarter	$9,529	$3,685

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$40,512	$27,579
Cash received for income taxes (net of refunds received)	3,555	975

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$9,129	$10,569

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	March 31, 2009	Dec. 31, 2008
ASSETS
Current assets:
Cash and cash equivalents	$9,529	$11,198
Accounts receivable, net	312,134	362,401
Accounts receivable from affiliates	24,637	29,545
Accrued unbilled revenues	193,403	354,526
Inventories	182,697	233,948
Deferred income taxes	26,333	64,181
Derivative instruments valuation	24,223	22,793
Prepayments and other	27,669	15,110
Total current assets	800,625	1,093,702

Property, plant and equipment, net	7,659,055	7,592,111

Other assets:
Regulatory assets	898,664	943,012
Derivative instruments valuation	119,589	119,534
Other	44,982	46,610
Total other assets	1,063,235	1,109,156
Total assets	$9,522,915	$9,794,969

LIABILITIES AND EQUITY
Current liabilities:
Current portion of long-term debt	$201,524	$201,510
Short-term debt	—	40,000
Borrowings under utility money pool arrangement	19,000	41,000
Accounts payable	303,359	470,158
Accounts payable to affiliates	25,743	28,906
Deferred electric energy costs	20,926	113,276
Taxes accrued	90,417	72,105
Dividends payable to parent	66,816	67,417
Derivative instruments valuation	24,522	28,776
Accrued interest	44,292	50,542
Other	74,434	78,192
Total current liabilities	871,033	1,191,882

Deferred credits and other liabilities:
Deferred income taxes	1,225,167	1,204,861
Deferred investment tax credits	51,782	52,406
Regulatory liabilities	516,698	514,445
Pension and employee benefit obligations	525,307	527,264
Customers advances	285,788	290,937
Derivative instruments valuation	64,529	62,126
Asset retirement obligations	62,480	61,505
Other	21,676	22,491
Total deferred credits and other liabilities	2,753,427	2,736,035

Commitments and contingent liabilities
Capitalization:
Long-term debt	2,289,048	2,289,251
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,906,657	2,886,657
Retained earnings	694,987	683,516
Accumulated other comprehensive income	7,763	7,628
Total common stockholder’s equity	3,609,407	3,577,801
Total liabilities and equity	$9,522,915	$9,794,969

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of March 31, 2009 and Dec. 31, 2008; the results of its operations for the three months ended March 31, 2009 and 2008; and its cash flows for the three months ended March 31, 2009 and 2008.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  The Dec. 31, 2008 balance sheet information has been derived from the audited 2008 financial statements.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the Consolidated Financial Statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2008, filed with the SEC on March 2, 2009.  Due to the seasonality of electric and natural gas sales of PSCo, quarterly results are not necessarily an appropriate base from which to project annual results.

1.              Summary of Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2008, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Reclassification — Demand side management (DSM) program expenses were reclassified as a separate item.  Previously these costs were included in depreciation and amortization on the consolidated statements of income.  This reclassification did not have an impact on total operating expenses.

2.              Accounting Pronouncements

Recently Adopted

Business Combinations (Statement of Financial Accounting Standards (SFAS) No. 141 (revised 2007)) — In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 141(R), which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. SFAS No. 141(R) is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. PSCo implemented SFAS No. 141(R) on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Noncontrolling Interests in Consolidated Financial Statements, an Amendment of Accounting Research Bulletin (ARB) No. 51 (SFAS No. 160) — In December 2007, the FASB issued SFAS No. 160, which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. SFAS No. 160 was effective for fiscal years beginning on or after Dec. 15, 2008. PSCo implemented SFAS No. 160 on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures including objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative contracts.  SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008.  PSCo implemented SFAS No. 161 on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.  For further discussion and SFAS No. 161 required disclosures, see Note 8 to the consolidated financial statements.

Recently Issued

Employers’ Disclosures about Postretirement Benefit Plan Assets (FASB Staff Position (FSP) FAS 132(R)-1) — In December 2008, the FASB issued FSP FAS 132(R)-1, which amends SFAS No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, to expand an employer’s required disclosures about plan assets of a defined benefit pension or other postretirement plan to include investment policies and strategies, major categories of plan assets, information regarding fair value measurements, and significant concentrations of credit risk.  FSP FAS 132(R)-1 is effective for fiscal years ending after Dec. 15, 2009.  PSCo does not expect the implementation of FSP FAS 132(R)-1 to have a material impact on its consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments (FSP FAS 107-1 and Accounting Principles Board (APB) 28-1) — In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures regarding the fair value of financial instruments in interim financial statements. In addition, entities are required to disclose the method and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 and APB 28-1 are effective for interim periods ending after June 15, 2009. PSCo does not expect the implementation of FSP FAS 107-1 and APB 28-1 to have a material impact on its consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) — In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of market activity for an asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  FSP FAS 157-4 is effective for interim and annual periods ending after June 15, 2009.  PSCo does not expect the implementation of FSP FAS 157-4 to have a material impact on its consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) — In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  FSP FAS 115-2 and FAS 124-2 is effective for interim and annual periods ending after June 15, 2009.  PSCo does not expect the implementation of FSP FAS 115-2 and FAS 124-2 to have a material impact on its consolidated financial statements.

3.              Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2009	Dec. 31, 2008
Accounts receivable, net:
Accounts receivable	$341,468	$391,596
Less allowance for bad debts	(29,334)	(29,195)
	$312,134	$362,401
Inventories:
Materials and supplies	$40,785	$40,451
Fuel	62,105	41,456
Natural gas	79,807	152,041
	$182,697	$233,948
Property, plant and equipment, net:
Electric plant	$7,147,324	$7,089,763
Natural gas plant	1,929,145	1,914,565
Common and other property	753,690	739,453
Construction work in progress	1,130,900	1,086,627
Total property, plant and equipment	10,961,059	10,830,408
Less accumulated depreciation	(3,302,004)	(3,238,297)
	$7,659,055	$7,592,111

4.              Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — PSCo is a member of the Xcel Energy affiliated group that files consolidated income tax returns.  In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009.  In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007. As of March 31, 2009, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

As of March 31, 2009, PSCo’s earliest open tax year in which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004.  There currently are no state income tax audits in progress.

The amount of unrecognized tax benefits was $10.9 million and $10.3 million on March 31, 2009 and Dec. 31, 2008, respectively.  These unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss and tax credit carryovers of $3.3 million and $5.8 million as of March 31, 2009 and Dec. 31, 2008, respectively.

The unrecognized tax benefit balance included $1.6 million and $1.4 million of tax positions on March 31, 2009 and Dec. 31, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $9.3 million and $8.9 million of tax positions on March 31, 2009 and Dec. 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $0.6 million from Dec. 31, 2008 to March 31, 2009, was due to the addition of similar uncertain tax positions related to ongoing activity.  PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The liability for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with net operating loss and tax credit carryovers.  The amount of interest expense related to unrecognized tax benefits reported within interest charges in the first quarter of 2009 and the first quarter of 2008 was $0.1 million.  The liability for interest related to unrecognized tax benefits was $0.5 million and $0.4 million on March 31, 2009 and Dec. 31, 2008.

No amounts were accrued for penalties as of March 31, 2009 and Dec. 31, 2008.

5.              Rate Matters

Except to the extent noted below, the circumstances set forth in Note 14 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2008 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference. The following section includes unresolved proceedings that are material to PSCo’s financial position.

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Base Rate

PSCo Electric Rate Case — In November 2008, PSCo filed a request with the CPUC to increase Colorado electric rates by $174.7 million annually, or approximately 7.4 percent. The rate filing is based on a 2009 forecast test-year, an electric rate base of $4.2 billion, a requested return on equity (ROE) of 11.0 percent and an equity ratio of 58.08 percent.  PSCo’s request included a return of approximately $40 million for construction work in progress (CWIP) associated with incremental expenditures on the Comanche 3 unit since Jan. 1, 2007 pursuant to the 2004 Colorado least cost plan settlement agreement (a return on expenditures prior to Jan. 1, 2007 for Comanche 3 is included in existing rates).  Under the settlement agreement, PSCo does not record allowance for funds used during construction (AFDC) income for the months this return is actually received from customers.

In February 2009, parties filed answer testimony in the case.  The CPUC staff recommended an increase of $110 million based on a 10.37 percent ROE to be phased in with $70 million beginning in July and another $40 million in approximately January 2010.  The Office of Consumer Counsel (OCC) recommended a $3.8 million increase based on a historic test-year and a 9.75 percent ROE.  In March 2009, PSCo filed rebuttal testimony and revised its rate increase request to $159.3 million to reflect updated data.  On April 10, 2009, intervenors filed surrebuttal testimony.  The CPUC staff increased their revenue deficiency to $132.9 million based on an authorized ROE to 10.71 percent and an equity ratio of 58 percent.  The CPUC staff also recommended a phase-in of rates with $70 million effective July 2009 and the remainder to be effective in January 2010.  The OCC recommended an $11 million rate increase based on a historic year and an authorized ROE of 10 percent.

On April 22, 2009, a settlement agreement with CPUC staff, the OCC, Colorado Energy Consumers (an association of some of Public Service’s larger commercial customers), CF&I Steel, LP d/b/a Rocky Mountain Steel Mills, Wal-Mart Stores, Inc., Sam’s West, Inc., and Energy Outreach Colorado, was filed with the CPUC.  The settlement provides for an overall $112.2 million increase in base rates, but does not provide for the specific resolution of many of the disputed issues such as return on equity and capital structure.  However, the settlement provides that incremental CWIP not included in existing rates for the Comanche Unit 3 be removed from rate base and that PSCo would be allowed to continue to record AFDC income on this balance until the Comanche Unit 3 is placed into service.

Hearings on the settlement began on April 24, 2009 and a final decision is expected in the summer of 2009.  The settlement provides that parties support new rates to be effective on July 1, 2009.

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

6.              Commitments and Contingent Liabilities

Except as noted below, the circumstances set forth in Notes 14 and 15 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2008 and Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q appropriately represent, in all material respects, the current status of respective commitments and contingent liabilities and are incorporated herein by reference. The following are unresolved contingencies that are material to PSCo’s financial position.

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

Site Remediation — PSCo must pay all or a portion of the cost to remediate sites where past activities of PSCo or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants operated by PSCo, its predecessors, or other entities; and third party sites, such as landfills, to which PSCo is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2009, the liability for the cost of remediating these sites was estimated to be $1.7 million, of which $1.0 million was considered to be a current liability.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of PSCo’s facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.  PSCo has recorded an estimate for final removal of the asbestos as an asset retirement obligation.  See additional discussion of asset retirement obligations in Note 15 of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2008.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Environmental Protection Agency (EPA) Proposed Greenhouse Gas (GHG) Endangerment Finding — On April 17, 2009, the EPA issued a proposed finding that GHGs threaten public health and welfare.  This finding was in response to the U.S. Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007), which held that GHGs are pollutants covered by the Clean Air Act and required the EPA to determine whether emissions of GHGs from motor vehicles endanger public health or welfare.  The EPA’s proposed endangerment finding applies to the Clean Air Act’s mobile source program, and does not automatically trigger regulation under other provisions of the Clean Air Act  that are applicable to stationary sources, such as power plants.  As such, the proposed endangerment finding, in and of itself, does not impact PSCo.

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

States are required to identify the facilities that will have to reduce sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions under BART and then set BART emissions limits for those facilities.  In May 2006, the Colorado Air Quality Control Commission (AQCC) promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate and maintain BART to make reasonable progress toward meeting the national visibility goal.  PSCo estimates that the remaining cost for implementation of BART emission control projects is approximately $141 million in capital costs, which are included in the capital budget.  PSCo expects the cost of any required capital investment will be recoverable from customers.  Emissions controls are expected to be installed between 2011 and 2014.  Colorado’s state implementation plan has been submitted to the EPA for approval. In January 2009, the Colorado Air Pollution Control Division initiated a joint stakeholder process to evaluate what types of additional NOx controls may be necessary to meet reasonable progress goals for Colorado’s Class I areas, the new ozone standard, and Rocky Mountain National Park nitrogen deposition reduction goals.  The stakeholder process is expected to continue throughout 2009.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts.  In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants.  Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit challenging the phase II rulemaking.  In January 2007, the Court issued its decision and remanded the rule to the EPA for reconsideration.  In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the Court-ordered remand.  In April 2008, the U.S. Supreme Court granted limited review of the Second Circuit’s opinion to determine whether the EPA has the authority to consider costs and benefits in assessing BTA.  On April 1, 2009, the U.S. Supreme Court issued a decision in Entergy Corp. v. Riverkeeper, Inc., concluding that the EPA can, but is not required to, consider a cost benefit analysis when establishing BTA.  The decision overturned only one aspect of the Court’s earlier opinion, and merely gives the EPA the discretion to consider costs and benefits when it reconsiders its phase II rules.  Until the EPA fully responds to the Court’s decision, the rule’s compliance requirements and associated deadlines will remain unknown.  As such, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

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

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. In June 2007, the Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In July 2007, in response to the request of the Court of Appeals, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

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

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of PSCo, and 23 other utilities, oil, gas and coal companies. The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that defendants’ emission of CO2 and other GHG contribute to global warming, which is harming their village. Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million. Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other. Xcel Energy was not named in the civil conspiracy claim. Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008. The matter has now been fully briefed, with oral arguments set for May 19, 2009. It is unknown when the court will render a decision.

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

Mallon vs. Xcel Energy Inc. — In August 2007, Xcel Energy, PSCo and PSR Investments, Inc. (PSRI) commenced a lawsuit in Colorado state court against Theodore Mallon and TransFinancial Corporation seeking damages for, among other things, breach of contract and breach of fiduciary duties associated with the sale of COLI policies. In May 2008, Xcel Energy, PSCo and PSRI filed an amended complaint that, among other things, adds Provident Life & Accident Insurance Company (Provident) as a defendant and asserts claims for breach of contract, unjust enrichment and fraudulent concealment against the insurance company. On June 23, 2008, Provident filed a motion to dismiss the complaint. On Oct. 22, 2008, the court granted Provident’s motion in part, but denied the motion with respect to a majority of the core causes of action asserted by PSCo, Xcel Energy and PSRI. In January 2009, the court granted defendant Mallon’s motion to amend his answer to, among other things, add a counterclaim for breach of contract and fraud against plaintiffs PSRI, PSCo and Xcel Energy. Xcel Energy believes the counterclaims are without merit and filed a motion to dismiss.  The court took this motion under advisement.  It is uncertain when a decision will be issued.

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

In March 2008, OSHA proposed penalties totaling $189,900 for twenty-two serious violations and three willful violations arising out of the accident. In April 2008, Xcel Energy notified OSHA of its decision to contest all of the proposed citations. On May 28, 2008, the Secretary of Labor filed its complaint, and Xcel Energy subsequently filed its answer on June 17, 2008. The Court ordered this proceeding stayed until March 3, 2009 and subsequently extended the stay to October 2009. A lawsuit has been filed in Colorado state court in Denver on behalf of four of the deceased workers and four of the injured workers (Foster, et. al. v. PSCo, et. al.). PSCo and Xcel Energy are named as defendants in that case, along with RPI Coatings and related companies and the two other contractors who also performed work in connection with the relining project at Cabin Creek. A second lawsuit (Ledbetter et. al vs. PSCo et. al) has also been filed in Colorado state court in Denver on behalf of three employees allegedly injured in the accident. A third lawsuit was filed on behalf of one of the deceased RPI workers in the California state court (Aguirre v. RPI, et. al.), naming PSCo, RPI, and the two other contractors as defendants. The court subsequently dismissed the Aguirre lawsuit, and it is anticipated that the plaintiff will refile the lawsuit in Colorado. Xcel Energy and PSCo intend to vigorously defend themselves against the claims asserted in all three lawsuits.

7.              Short-Term Borrowings and Other Financing Instruments

Commercial Paper — At Dec. 31, 2008, PSCo had commercial paper outstanding of $40.0 million with a weighted average interest rate of 1.55 percent.  PSCo had no commercial paper outstanding at March 31, 2009.  At March 31, 2009 and Dec. 31, 2008, PSCo had board approval to issue up to $700 million of commercial paper.

Money Pool  — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  PSCo has approval to borrow up to $250 million under the arrangement.  At March 31, 2009, and Dec. 31, 2008, PSCo had money pool borrowings of $19.0 million and $41.0 million, respectively.  The weighted average interest rates at March 31, 2009 and Dec. 31, 2008, were 1.20 percent and 3.48 percent, respectively.

8.              Derivative Instruments

Effective Jan. 1, 2009, PSCo adopted SFAS No. 161, which requires additional disclosures regarding why an entity uses derivative instruments, the volume of an entity’s derivative activities, the fair value amounts recorded to the consolidated balance sheet for derivatives, the gains and losses on derivative instruments included in the consolidated statement of income or deferred, and information regarding certain credit-risk-related contingent features in derivative contracts.

PSCo enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to reduce risk in connection with changes in interest rates, utility commodity prices and vehicle fuel prices.  See additional information pertaining to the valuation of derivative instruments in Note 9 to the consolidated financial statements.

Interest Rate Derivatives — PSCo enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At March 31, 2009, accumulated other comprehensive income related to interest rate derivatives included $1.5 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest transactions impact earnings.

Commodity Derivatives — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, gas for resale, and vehicle fuel.

At March 31, 2009, PSCo had various utility commodity and vehicle fuel related contracts designated as cash flow hedges extending through December 2010.  Changes in the fair value of cash flow hedges are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on the regulatory recovery mechanisms in place.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2009 and 2008.

At March 31, 2009, PSCo had $4.1 million of net losses in accumulated other comprehensive income related to utility commodity and vehicle fuel cash flow hedges; $2.6 million is expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of these derivative instruments are deferred as a regulatory asset or liability, based on the regulatory recovery mechanisms in place.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in income.

PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2009, and as such, had no gains or losses from fair value hedges or related hedged transactions for the period.

The following table shows the major components of derivative instruments valuation in the consolidated balance sheets at March 31 and Dec. 31:

	March 31, 2009		Dec. 31, 2008
(Thousands of Dollars)	Derivative Instruments Valuation – Assets	Derivative Instruments Valuation - Liabilities	Derivative Instruments Valuation - Assets	Derivative Instruments Valuation - Liabilities
Long term purchased power agreements	$132,686	$64,223	$137,334	$66,986
Commodity derivatives	11,126	24,828	4,993	23,916
Total	$143,812	$89,051	$142,327	$90,902

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three months ended March 31,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$7,628	$12,447
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	13	(26)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	122	(384)
Accumulated other comprehensive income related to cash flow hedges at March 31	$7,763	$12,037

The following table details the fair value of derivatives recorded to derivative instruments valuation in the consolidated balance sheet, by category:

	March 31, 2009
			Derivative
		Counterparty	Instruments
(Thousands of Dollars)	Fair Value	Netting (a)	Valuation

Current derivative assets
Derivatives designated as cash flow hedges:
Natural gas commodity	$323	$(6)	$317
Other derivative instruments:
Trading commodity	13,499	(8,188)	5,311
Total current derivative assets	$13,822	$(8,194)	$5,628

Noncurrent derivative assets
Other derivative instruments:
Trading commodity	$4,003	$1,417	$5,420
Natural gas commodity	78	—	78
Total noncurrent derivative assets	$4,081	$1,417	$5,498

Current derivative liabilities
Derivatives designated as cash flow hedges:
Natural gas commodity	$1,974	$(672)	$1,302
Vehicle fuel and other commodity	2,773	—	2,773
	4,747	(672)	4,075
Other derivative instruments:
Trading commodity	12,488	(11,878)	610
Natural gas commodity	18,516	(9,730)	8,786
	31,004	(21,608)	9,396
Total current derivative liabilities	$35,751	$(22,280)	$13,471

Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$1,665	$—	$1,665
Other derivative instruments:
Trading commodity	2,848	1,417	4,265
Natural gas commodity	5,427	—	5,427
	8,275	1,417	9,692
Total noncurrent derivative liabilities	$9,940	$1,417	$11,357

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

The following table details the impact of derivative activity during the three months ended March 31, 2009, on other comprehensive income, regulatory assets and liabilities, and income:

	Fair Value Changes Recognized During the Period in:		Pre-Tax Amounts Reclassified into Income During the Period from:				Pre-Tax Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Loss)	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges:
Interest rate	$—	$—	$(592	)(a)	$—		$—
Natural gas commodity	—	(15,681)	—		65,700	(c)	(22,243)	(c)
Vehicle fuel and other commodity	20	—	790	(d)	—		—
	$20	$(15,681)	$198		$65,700		$22,243

Other derivative instruments:
Trading commodity	$—	$—	$—		$—		$1,409	(b)
Natural gas commodity	—	(14,646)	—		15	(c)	—
	$—	$(14,646)	$—		$15		$1,409

(a)          Recorded to interest charges.

(b)         Recorded to electric operating revenues.

(c)          Recorded to cost of natural gas sold and transported; these derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

(d)         Recorded to other operating and maintenance expenses.

At March 31, 2009, commodity derivatives recorded to derivative instruments valuation included derivative contracts with gross notional amounts of approximately 4,118,000 megawatt (MW) hours of electricity, 22,466,000 MMBtu of natural gas, and 2,401,000 gallons of vehicle fuel.  These amounts reflect the gross notional amounts of futures and forwards, and are not reflective of net positions in the underlying commodities.  Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Credit Related Contingent Features — Contract provisions of PSCo’s derivative instruments may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit rating.  If the credit rating of PSCo at March 31, 2009 were downgraded below investment grade, contracts underlying $2.6 million of derivative instruments in a liability position would have required PSCo to post collateral or settle the contracts, which would have resulted in payments to applicable counterparties of $2.6 million.  At March 31, 2009, there was no collateral posted on these specific contracts.

Certain of PSCo’s derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of March 31, 2009, PSCo had no collateral posted related to adequate assurance clauses in derivative contracts.

9.              Fair Value Measurements

Effective Jan. 1, 2008, PSCo adopted Fair Value Measurements (SFAS No. 157) for recurring fair value measurements.  SFAS No. 157 provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. SFAS No. 157 establishes a hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value. The three levels defined by the SFAS No. 157 hierarchy and examples of each level are as follows:

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

PSCo continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well an assessment of the impact of PSCo’s own credit risk when determining the fair value of commodity derivative liabilities, the impact of considering credit risk was immaterial to the fair value of commodity derivative assets and liabilities presented in the consolidated balance sheets.

The following tables present, for each of the SFAS No. 157 hierarchy levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis:

	March 31, 2009
(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting	Net Balance
Commodity derivative assets	$—	$14,070	$3,833	$(6,777)	$11,126
Commodity derivative liabilities	—	44,006	1,685	(20,863)	24,828

	Dec. 31, 2008
(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting	Net Balance
Commodity derivative assets	$—	$12,607	$1,358	$(8,972)	$4,993
Commodity derivative liabilities	—	55,935	1,384	(33,403)	23,916

The following table presents the changes in Level 3 net commodity derivatives for the three months ended March 31:

(Thousands of Dollars)	2009	2008
Balance Jan. 1	$(26)	$4,121
Purchases, issuances, and settlements, net	(353)	(1,330)
Gains (losses) recognized in earnings	2,465	(242)
Gains recognized as regulatory assets and liabilities	62	—
Balance March 31	$2,148	$2,549

Gains on Level 3 commodity derivatives recognized in earnings for the three months ended March 31, 2009, include $2.5 million of net unrealized gains relating to commodity derivatives held at March 31, 2009.  Losses on Level 3 commodity derivatives recognized in earnings for the three months ended March 31, 2008, include $0.3 million of net unrealized losses relating to commodity derivatives held at March 31, 2008.  Realized and unrealized gains and losses on commodity trading activities are included in electric revenues.  Realized and unrealized gains and losses on short-term wholesale activities reflect the impact of regulatory recovery and are deferred as regulatory assets and liabilities.

10.               Detail of Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, for the three months ended March 31, consisted of the following:

	Three months ended March 31,
(Thousands of Dollars)	2009	2008
Interest income	$467	$2,227
Other non-operating income	354	577
Insurance policy income	125	416
Other non-operating expenses	(77)	—
Total interest and other income (expenses), net	$869	$3,220

11.               Segment Information

PSCo has two reportable segments, regulated electric and regulated natural gas. Commodity trading operations are not a reportable segment and commodity trading results are included in the regulated electric segment.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three months ended March 31, 2009
Revenues from:
External customers	$597,343	$395,121	$10,014	$—	$1,002,478
Internal customers	93	31	—	(124)	—
Total revenues	$597,436	$395,152	$10,014	$(124)	$1,002,478
Segment net income	$42,311	$31,239	$4,738	$—	$78,288

Three months ended March 31, 2008
Revenues from:
External customers	$654,496	$562,952	$11,030	$—	$1,228,478
Internal customers	78	33	—	(111)	—
Total revenues	$654,574	$562,985	$11,030	$(111)	$1,228,478
Segment net income	$51,930	$38,753	$3,621	$—	$94,304

12.               Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended March 31,
(Thousands of Dollars)	2009	2008
Net income	$78,288	$94,304
Other comprehensive income:
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	13	(26)
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	122	(384)
Other comprehensive income (loss)	135	(410)
Comprehensive income	$78,423	$93,894

13.    Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended March 31,
	2009	2008	2009	2008
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$15,986	$16,773	$1,276	$1,464
Interest cost	41,849	40,583	12,156	12,546
Expected return on plan assets	(63,360)	(68,472)	(5,394)	(7,500)
Amortization of transition obligation	—	—	3,496	3,644
Amortization of prior service cost (credit)	6,155	5,166	(652)	(544)
Amortization of net loss	2,929	2,859	4,885	2,718
Net periodic benefit cost (credit)	3,559	(3,091)	15,767	12,328
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(487)	2,592	973	973
Net benefit cost (credit) recognized for financial reporting	$3,072	$(499)	$16,740	$13,301

PSCo
Net periodic benefit cost	$3,761	$2,665	$9,574	$6,997
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,761	$2,665	$10,547	$7,970

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

Forward-Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on PSCo’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited financial statements and the related notes to the consolidated financial statements.  Due to the seasonality of PSCo’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2008, and Exhibit 99.01 to this

Quarterly Report on Form 10-Q for the quarter ended March 31, 2009.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2008.  Commodity price and interest rate risks for PSCo are mitigated in most jurisdictions due to cost-based rate regulation.

Continued distress in the financial markets may also impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as PSCo’s ability to earn a return on short-term investments of excess cash.  As of March 31, 2009, there have been no material changes to market risks from that set forth in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2008.

Results of Operations

PSCo’s net income was approximately $78.3 million for the first three months of 2009, compared with approximately $94.3 million for the first three months of 2008.

Electric Revenues and Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  Due to fuel and purchased energy cost-recovery mechanisms for customers, fluctuations in these costs do not materially affect electric margin.

Electric — The following tables detail the electric revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2009	2008
Electric revenues	$597	$654
Electric fuel and purchased power	(307)	(370)
Electric margin	$290	$284

The following summarizes the components of the changes in electric revenues and margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2009 vs. 2008
Fuel and purchased power cost recovery	$(45)
Trading revenues	(20)
Estimated impact of weather	(3)
Revenues due to leap year (weather-normalized)	(3)
Retail sales decline (excluding weather impact)	(2)
Conservation and demand side management riders	15
Sales mix and other	1
Total decrease in electric revenues	$(57)

Electric Margin

(Millions of Dollars)	2009 vs. 2008
Conservation and demand side management riders	$15
Estimated impact of weather	(3)
Revenues due to leap year (weather-normalized)	(3)
Retail sales decline (excluding weather impact)	(2)
Sales mix and other	(1)
Total increase in electric margin	$6

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

Natural Gas — The following tables detail the natural gas revenues and margin:

	Three Months ended March 31,
(Millions of Dollars)	2009	2008
Natural gas revenues	$395	$563
Cost of natural gas sold and transported	(282)	(442)
Natural gas margin	$113	$121

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2009 vs. 2008
Purchased natural gas cost recovery	$(159)
Estimated impact of weather	(8)
Non-fuel riders	4
Other	(5)
Total decrease in natural gas revenues	$(168)

Natural Gas Margin

(Millions of Dollars)	2009 vs. 2008
Estimated impact of weather	$(8)
Non-fuel riders	4
Other	(4)
Total decrease in natural gas margin	$(8)

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other operating and maintenance expenses for the three months ended March 31:

(Millions of Dollars)	2009 vs. 2008
Higher employee benefit costs	$7
Higher labor costs	2
Lower contract labor costs	(1)
Other	(1)
Total increase in other operating and maintenance expenses	$7

DSM — DSM expense increased by approximately $13.5 million for the first three months of 2009, compared with the first three months of 2008.  The higher expense is attributable to the ongoing expansion of such programs as designed, in part, to meet certain regulatory commitments in Colorado.

Interest and other income, net — Interest and other income, net, decreased by approximately $2.4 million for the first three months of 2009, compared with the first three months of 2008, primarily due to lower interest income, net of interest expense on COLI loans, lower interest income accrued on deferred fuel costs, and lower interest income on temporary cash investments.

AFDC — AFDC increased by approximately $3.4 million, or 29.3 percent, for the first three months of 2009, compared with the first three months of 2008.  This increase was primarily due to the ongoing construction of Comanche 3, which is nearing its final phase of construction.

Interest charges and financing costs — Interest charges and financing costs increased by approximately $3.2 million, or 8.6 percent, for the first three months of 2009, compared with the first three months of 2008, primarily due to increased long-term borrowings, partially offset by lower short-term borrowings.

Income taxes — Income tax expense decreased by $9.0 million for the first quarter of 2009, compared with the same period in 2008. The decrease in income tax expense was primarily due to a decrease in pretax income. The effective tax rate was 33.4 percent for the first quarter of 2009, compared with 33.9 percent for the same period in 2008.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of Xcel Energy’s utility subsidiaries. State and local agencies have jurisdiction over many of PSCo’s utility activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2008.  See Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures, include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and the CFO, of the effectiveness of our disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

Additional Information

See Notes 5 and 6 of the Financial Statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference.  Reference also is made to Item 3 and Notes 14 and 15 of PSCo’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2008 for a description of certain legal proceedings presently pending.  Except as discussed herein, there are no new significant cases to report against PSCo and there have been no notable changes in the previously reported proceedings.

Item 1A. Risk Factors

PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2008, which is incorporated herein by reference.  There have been no material changes to the risk factors.

Item 6. Exhibits

* Indicates incorporation by reference

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on April 30, 2009.

Public Service Company of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer