Form 10-Q
period 2009-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2009-08-03
CIK 81018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 3, 2009
Common Stock, $0.01 par value	100 shares

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Operating revenues
Electric	$588,467	$738,357	$1,185,810	$1,392,853
Natural gas	173,494	249,302	568,615	812,254
Steam and other	7,132	7,648	17,146	18,678
Total operating revenues	769,093	995,307	1,771,571	2,223,785

Operating expenses
Electric fuel and purchased power	300,799	458,991	608,068	828,494
Cost of natural gas sold and transported	92,366	168,969	374,802	611,060
Cost of sales — steam and other	2,542	2,859	6,550	7,060
Other operating and maintenance expenses	148,600	155,140	303,490	303,514
Demand side management program expenses	23,510	7,225	49,666	19,927
Depreciation and amortization	62,915	63,342	125,462	126,552
Taxes (other than income taxes)	22,211	20,685	45,400	44,235
Total operating expenses	652,943	877,211	1,513,438	1,940,842

Operating income	116,150	118,096	258,133	282,943

Interest and other income, net	2,112	4,091	2,981	7,311
Allowance for funds used during construction — equity	9,689	8,048	19,824	15,626

Interest charges and financing costs
Interest charges — includes other financing costs of $1,433, $1,425, $2,819 and $2,848, respectively	41,781	35,719	82,133	72,869
Allowance for funds used during construction — debt	(4,367)	(4,410)	(9,329)	(8,510)
Total interest charges and financing costs	37,414	31,309	72,804	64,359

Income before income taxes	90,537	98,926	208,134	241,521
Income taxes	29,990	32,587	69,299	80,878
Net income	$60,547	$66,339	$138,835	$160,643

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Six Months Ended June 30,
	2009	2008
Operating activities
Net income	$138,835	$160,643
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	140,850	150,624
Deferred income taxes	113,503	70,091
Amortization of investment tax credits	(1,248)	(1,568)
Allowance for equity funds used during construction	(19,824)	(15,626)
Net realized and unrealized hedging and derivative transactions	42,588	3,779
Changes in operating assets and liabilities:
Accounts receivable	78,280	10,419
Accrued unbilled revenues	191,712	117,149
Recoverable purchased natural gas and electric energy costs	(41,861)	(44,434)
Inventories	60,601	8,540
Prepayments and other	3,814	6,427
Accounts payable	(179,394)	(80,523)
Deferred electric energy costs	(95,856)	(33,950)
Net regulatory assets and liabilities	8,290	(4,399)
Other current liabilities	(26,608)	(30,841)
Change in other noncurrent assets	6,325	5,644
Change in other noncurrent liabilities	(103,387)	(33,942)
Net cash provided by operating activities	316,620	288,033

Investing activities
Utility capital/construction expenditures	(306,216)	(353,030)
Allowance for equity funds used during construction	19,824	15,626
Investments in utility money pool	(60,200)	(199,900)
Repayments from utility money pool	22,200	300,500
Other investments	—	1,489
Net cash used in investing activities	(324,392)	(235,315)

Financing activities
Proceeds from (repayment of) short-term borrowings, net	(40,000)	46,638
Proceeds from issuance of long-term debt	394,844	—
Borrowings under utility money pool arrangement	530,000	447,200
Repayments under utility money pool arrangement	(571,000)	(426,200)
Repayment of long-term debt, including reacquisition premiums	(756)	(717)
Capital contributions from parent	40,417	13,174
Dividends paid to parent	(134,233)	(136,597)
Net cash provided by (used in) financing activities	219,272	(56,502)

Net increase (decrease) in cash and cash equivalents	211,500	(3,784)
Cash and cash equivalents at beginning of year	11,198	7,650
Cash and cash equivalents at end of quarter	$222,698	$3,866

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(66,949)	$(62,481)
Cash received (paid) for income taxes (net of refunds received)	5,284	(28,662)

Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$17,327	$16,588

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	June 30, 2009	Dec. 31, 2008
Assets
Current assets
Cash and cash equivalents	$222,698	$11,198
Investments in utility money pool arrangement	38,000	—
Accounts receivable, net	304,619	362,401
Accounts receivable from affiliates	10,233	29,545
Accrued unbilled revenues	162,549	354,526
Recoverable purchased natural gas and electric energy costs	42,558	697
Inventories	173,347	233,948
Deferred income taxes	27,024	64,181
Derivative instruments valuation	24,932	22,793
Prepayments and other	10,598	14,413
Total current assets	1,016,558	1,093,702

Property, plant and equipment, net	7,775,687	7,592,111

Other assets
Regulatory assets	886,401	943,012
Derivative instruments valuation	114,200	119,534
Other	41,966	46,610
Total other assets	1,042,567	1,109,156
Total assets	$9,834,812	$9,794,969

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$201,537	$201,510
Short-term debt	—	40,000
Borrowings under utility money pool arrangement	—	41,000
Accounts payable	298,117	470,158
Accounts payable to affiliates	22,500	28,906
Deferred electric energy costs	18,705	113,276
Taxes accrued	42,920	72,105
Dividends payable to parent	65,960	67,417
Derivative instruments valuation	35,190	28,776
Accrued interest	53,999	50,542
Other	75,323	78,192
Total current liabilities	814,251	1,191,882

Deferred credits and other liabilities
Deferred income taxes	1,292,116	1,204,861
Deferred investment tax credits	51,158	52,406
Regulatory liabilities	508,243	514,445
Pension and employee benefit obligations	432,549	527,264
Customers advances	283,393	290,937
Derivative instruments valuation	56,418	62,126
Asset retirement obligations	63,471	61,505
Other	21,843	22,491
Total deferred credits and other liabilities	2,709,191	2,736,035

Commitments and contingent liabilities
Capitalization
Long-term debt	2,686,701	2,289,251
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid in capital	2,927,073	2,886,657
Retained earnings	689,575	683,516
Accumulated other comprehensive income	8,021	7,628
Total common stockholder’s equity	3,624,669	3,577,801
Total liabilities and equity	$9,834,812	$9,794,969

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of June 30, 2009 and Dec. 31, 2008; the results of its operations for the three and six months ended June 30, 2009 and 2008; and its cash flows for the six months ended June 30, 2009 and 2008.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2009 up to Aug. 3, 2009, which is the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2008 balance sheet information has been derived from the audited 2008 financial statements.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2008, filed with the SEC on March 2, 2009.  Due to the seasonality of electric and natural gas sales of PSCo, interim results are not necessarily an appropriate base from which to project annual results.

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

Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133 (SFAS No. 161) — In March 2008, the FASB issued SFAS No. 161, which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance and cash flows.  SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, to require disclosures including objectives and strategies for using derivatives, gains and losses on derivative instruments, and credit-risk-related contingent features in derivative contracts.  SFAS No. 161 was effective for financial statements issued for fiscal years and interim periods beginning after Nov. 15, 2008.  PSCo implemented SFAS No. 161 on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.  For further discussion and SFAS No. 161 required disclosures, see Note 9 to the consolidated financial statements.

Interim Disclosures about Fair Value of Financial Instruments (FASB Staff Position (FSP) FAS 107-1 and Accounting Principles Board (APB) 28-1) — In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, which amends SFAS No. 107, Disclosures About Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, to require disclosures regarding the fair value of financial instruments in interim financial statements. FSP FAS 107-1 and APB 28-1 was effective for interim periods ending after June 15, 2009. PSCo implemented FSP FAS 107-1 and APB 28-1 on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements. For FSP FAS 107-1 and APB 28-1 required disclosures, see Note 10 to the consolidated financial statements.

Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (FSP FAS 157-4) — In April 2009, the FASB issued FSP FAS 157-4, which provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of market activity for an asset or liability have significantly decreased.  FSP FAS 157-4 emphasizes that even if there has been a significant decrease in the volume and level of market activity for the asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  FSP FAS 157-4 was effective for interim and annual periods ending after June 15, 2009.  PSCo implemented FSP FAS 157-4 on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Recognition and Presentation of Other-Than-Temporary Impairments (FSP FAS 115-2 and FAS 124-2) — In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  FSP FAS 115-2 and FAS 124-2 was effective for interim and annual periods ending after June 15, 2009.  PSCo implemented FSP FAS 115-2 and FAS 124-2 on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Subsequent Events (SFAS No. 165) — In May 2009, the FASB issued SFAS No. 165, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued.  The accounting guidance contained in SFAS No. 165 is consistent with the auditing literature widely used for accounting and disclosure of subsequent events, however, SFAS No. 165 requires an entity to disclose the date through which subsequent events have been evaluated.  SFAS No. 165 was effective for interim and annual periods ending after June 15, 2009.  PSCo implemented SFAS No. 165 on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Recently Issued

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

Amendments to FASB Interpretation No. 46(R) (SFAS No. 167) — In June 2009, the FASB issued SFAS No. 167, which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect various elements of consolidation guidance under FASB Interpretation No. 46(R), including guidance for determining whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.  SFAS No. 167 is effective for fiscal years beginning after Nov. 15, 2009.  PSCo is currently evaluating the impact of SFAS No. 167 on its consolidated financial statements.

The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162 (SFAS No. 168) — In June 2009, the FASB issued SFAS No. 168, which confirms that the FASB Accounting Standards Codification (Codification) will become the single source of authoritative GAAP, other than the guidance put forth by the SEC.  All other accounting literature not included in the Codification will be considered non-authoritative. SFAS No. 168 is effective for interim and annual periods ending after Sept. 15, 2009. PSCo expects the implementation of SFAS No. 168 to have no impact on its consolidated financial statements.

3.              Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2009	Dec. 31, 2008
Accounts receivable, net
Accounts receivable	$331,579	$391,596
Less allowance for bad debts	(26,960)	(29,195)
	$304,619	$362,401
Inventories
Materials and supplies	$42,174	$40,451
Fuel	68,192	41,456
Natural gas	62,981	152,041
	$173,347	$233,948
Property, plant and equipment, net
Electric plant	$7,512,833	$7,089,763
Natural gas plant	1,947,299	1,914,565
Common and other property	723,058	739,453
Construction work in progress	948,761	1,086,627
Total property, plant and equipment	11,131,951	10,830,408
Less accumulated depreciation	(3,356,264)	(3,238,297)
	$7,775,687	$7,592,111

4.              Income Taxes

Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (FIN 48) — PSCo is a member of the Xcel Energy affiliated group that files consolidated income tax returns.

Federal Audit — In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003). The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009.  In the third quarter of 2008, the IRS commenced an examination of tax years 2006 and 2007. As of June 30, 2009, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

State Audits — As of June 30, 2009, PSCo’s earliest open tax year for which an audit can be initiated by state taxing authorities under applicable statutes of limitations is 2004.  There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The amount of unrecognized tax benefits was $10.3 million on both June 30, 2009 and Dec. 31, 2008.  The payable associated with net operating loss (NOL) and tax credit carryovers was not material as of June 30, 2009 and the unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryovers of $5.8 million as of Dec. 31, 2008.

The unrecognized tax benefit balance included $1.1 million and $1.4 million of tax positions on June 30, 2009 and Dec. 31, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $9.2 million and $8.9 million of tax positions on June 30, 2009 and Dec. 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The decrease in the unrecognized tax benefit balance of $0.6 million from April 1, 2009 to June 30, 2009, was due to the resolution of certain federal audit matters, partially offset by the addition of similar uncertain tax positions related to ongoing activity.  PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The amount of interest expense related to unrecognized tax benefits reported within interest charges in the second quarter of 2009 was $0.1 million.  The amount of interest expense related to unrecognized tax benefits reported within interest charges in the second quarter of 2008 was $0.2 million. The liability for interest related to unrecognized tax benefits was $0.6 million and $0.4 million on June 30, 2009 and Dec. 31, 2008, respectively.  No amounts were accrued for penalties as of June 30, 2009 and Dec. 31, 2008.

5.              Rate Matters

Except to the extent noted below, the circumstances set forth in Note 14 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2008 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference. The following discussion includes unresolved proceedings that are material to PSCo’s financial position.

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Base Rate

PSCo 2009 Electric Rate Case — In November 2008, PSCo filed a request with the CPUC to increase Colorado electric rates by $174.7 million annually, or approximately 7.4 percent.  The rate filing is based on a 2009 forecast test-year, an electric rate base of $4.2 billion, a requested return on equity (ROE) of 11.0 percent and an equity ratio of 58.08 percent.  PSCo’s request included a return of approximately $40 million for construction work in progress (CWIP) associated with incremental expenditures on the Comanche Unit 3 since Jan. 1, 2007.  PSCo does not record allowance for funds used during construction (AFDC) income for the months this return is actually received from customers.

In February 2009, parties filed answer testimony in the case.  In March 2009, PSCo filed rebuttal testimony and revised its rate increase request to $159.3 million to reflect updated data.  On April 22, 2009, a settlement agreement with the major parties was filed with the CPUC.  The settlement provides for an overall $112.2 million increase in base rates, but does not provide for the specific resolution of many of the disputed issues such as ROE and capital structure.  However, the settlement provides that incremental CWIP not included in existing rates for the Comanche Unit 3 be removed from rate base and that PSCo would be allowed to continue to record AFDC income on this balance until the Comanche Unit 3 is placed into service.

On May 27, 2009, the CPUC approved the settlement agreement and new rates went into effect on July 1, 2009. On June 26, 2009, one party filed for reconsideration of the CPUC’s decision approving the settlement.  On July 14, 2009, the CPUC denied the request for reconsideration.  PSCo implemented new rates on July 1, 2009.

PSCo 2010 Electric Rate Case — On May 1, 2009, PSCo filed with the CPUC a request to increase Colorado electric rates by $180 million effective in 2010.  The rate filing is based on a 2010 calendar year budget and includes a requested ROE of 11.25 percent, an electric net rate base of approximately $4.4 billion allocated to the Colorado electric retail jurisdiction and an equity ratio of 58.05 percent.  Overall, the primary drivers for the increase are related to placing the Comanche Unit 3 in service, the remaining months of recovery of Ft. St. Vrain, increased investment in the distribution system and higher operating and maintenance expenses.

This request also shifts all or a portion of the current costs associated with the Air Quality Improvement Rider and the Demand Side Management Cost Adjustment into base rates, which will have no impact on customer bills.

The following procedural schedule has been established:

•                  Intervenor testimony on Sept. 4, 2009;

•                  Cross and rebuttal testimony on Oct. 13, 2009;

•                  Evidentiary hearings are scheduled for Oct. 26-Nov. 6, 2009; and

•                  Statements of position on Nov. 16, 2009.

PSCo expects the CPUC to reach a decision regarding the 2010 rate case within approximately eight months.  Therefore, the new base rates approved in this proceeding are expected to be effective on Jan 1, 2010.

Transmission Cost Adjustment (TCA) Rider —In December 2007, the CPUC approved PSCo’s application to implement a TCA rider. PSCo filed its annual update to the TCA rider on Nov. 3, 2008, and new rates went into effect on Jan. 1, 2009, to recover approximately $18.0 million on an annual basis until the rates in the 2009 rate case take effect.  Coincident with the implementation of new electric rates on July 1, 2009, approximately $16.0 million from the TCA rider were included in base rates with a corresponding reduction in the TCA rider.

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

In an order issued in August 2007, the Court of Appeals remanded the proceeding back to the FERC.  The Court of Appeals also indicated that the FERC should consider other rulings addressing overcharges in the California organized markets.  The Court of Appeals denied a petition for rehearing in April 2009, and the mandate was issued.  The FERC has yet to act on this order on remand; currently, certain motions concerning procedures on remand are pending before the FERC.

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

Site Remediation — PSCo must pay all or a portion of the cost to remediate sites where past activities of PSCo or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants operated by PSCo, its predecessors, or other entities; and third party sites, such as landfills, to which PSCo is alleged to be a PRP that sent hazardous materials and wastes.  At June 30, 2009, the liability for the cost of remediating these sites was estimated to be $1.7 million, of which $1.0 million was considered to be a current liability.

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

Other Environmental Requirements

American Clean Energy and Security Act (ACES) — On June 26, 2009, the U.S. House of Representatives passed ACES.  Key provisions include a federal cap-and-trade program to reduce greenhouse gas (GHG) emissions by 17 percent by 2020 and 83 percent by 2050 compared to 2005 levels, a national renewable energy standard, investments in new clean energy technologies and energy efficiency, and mandates for new energy-saving standards.  The U.S. Senate has delayed consideration of ACES until September 2009, during which time the bill could change considerably.  The ultimate impact of the bill on PSCo therefore remains uncertain.

Environmental Protection Agency (EPA) Proposed GHG Endangerment Finding — On April 17, 2009, the EPA issued a proposed finding that GHGs threaten public health and welfare.  This finding was in response to the U.S. Supreme Court’s decision in Massachusetts v. EPA, 549 U.S. 497 (2007), which held that GHGs are pollutants covered by the Clean Air Act (CAA) and required the EPA to determine whether emissions of GHGs from motor vehicles endanger public health or welfare.  The EPA’s proposed endangerment finding applies to the CAA’s mobile source program, and does not automatically trigger regulation under other provisions of the CAA that are applicable to stationary sources, such as power plants.  As such, the proposed endangerment finding, in and of itself, does not impact PSCo.

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

PSCo expects the cost of any required capital investment will be recoverable from customers.  Emissions controls are expected to be installed between 2012 and 2015.  Colorado’s BART state implementation plan has been submitted to the EPA for approval. In January 2009, the Colorado Air Pollution Control Division (CAPCD) initiated a joint stakeholder process to evaluate what types of additional NOx controls may be necessary to meet reasonable progress goals for Colorado’s Class I areas, the new ozone standard, and Rocky Mountain National Park nitrogen deposition reduction goals.  The CAPCD has indicated that it expects to have a final plan for additional point-source NOx controls by the end of 2010.

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

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts. In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants. Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit (Court of Appeals) challenging the phase II rulemaking. In January 2007, the Court of Appeals issued its decision and remanded the rule to the EPA for reconsideration. In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the remand.  In April 2008, the U.S. Supreme Court granted limited review of the Second Circuit’s opinion to determine whether the EPA has the authority to consider costs and benefits in assessing BTA.  On April 1, 2009, the U.S. Supreme Court issued a decision in Entergy Corp. v. Riverkeeper, Inc., concluding that the EPA can consider a cost benefit analysis when establishing BTA.  The decision overturned only one aspect of the Court of Appeals, earlier opinion, and gives the EPA the discretion to consider costs and benefits when it reconsiders its phase II rules.  Until the EPA fully responds to the Court of Appeals’ decision, the rule’s compliance requirements and associated deadlines will remain unknown.  As such, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

Notice of Violation (NOV) — In July 2002, PSCo received an NOV from the EPA alleging violations of the New Source Review (NSR) requirements of the CAA at the Comanche Station and Pawnee Station in Colorado.  The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid- to late-1990s should have required a permit under the NSR process.  PSCo believes it has acted in full compliance with the CAA and NSR process.  PSCo believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements.  PSCo disagrees with the assertions contained in the NOV and intends to vigorously defend its position.

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

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of PSCo, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. In June 2007, the Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In July 2007, in response to the request of the Court of Appeals, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal. The Court of Appeals has taken the matter under advisement and is expected to issue an opinion in due course.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy, the parent company of PSCo, received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. In September 2007, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were presented to the Court of Appeals on Aug. 6, 2008. Pursuant to the court’s order of Sept. 26, 2008, re-argument was held on Nov. 3, 2008. No explanation was given for the order. The Court of Appeals has taken the matter under advisement.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of PSCo, and 23 other utilities, oil, gas and coal companies. The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village. Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million. Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other. Xcel Energy was not named in the civil conspiracy claim. Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008. The matter has now been fully briefed.  It is uncertain when the court will render a decision.

Employment, Tort and Commercial Litigation

Qwest vs. Xcel Energy Inc. — In June 2004, an employee of PSCo was seriously injured when a pole owned by Qwest malfunctioned. In September 2005, the employee commenced an action against Qwest in Colorado state court in Denver. In April 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo. Pursuant to this agreement, Qwest asserted PSCo had an affirmative duty to properly train and instruct its employees on pole safety, including testing the pole for soundness before climbing. In May 2006, PSCo filed a counterclaim against Qwest asserting Qwest had a duty to PSCo and an obligation under the contract to maintain its poles in a safe and serviceable condition. In May 2007, the matter was tried and the jury found Qwest solely liable for the accident and this determination resulted in an award of damages in the amount of approximately $90 million. On June 16, 2008, Qwest filed its appellate brief.  On April 30, 2009, the Colorado Court of Appeals affirmed the jury verdict insofar as it relates to claims asserted by Qwest against PSCo. Qwest subsequently filed a petition for rehearing with the Colorado Court of Appeals.  On May 28, 2009, the Colorado Court of Appeals denied Qwest’s request for rehearing.  Qwest ‘s petition for certiorari to the Colorado Supreme Court was filed June 26, 2009.  PSCo’s response brief was filed on July 27, 2009 and Qwest’s reply brief will be due Aug. 7, 2009.

Mallon vs. Xcel Energy Inc. — In August 2007, Xcel Energy, PSCo and PSR Investments, Inc. (PSRI) commenced a lawsuit in Colorado state court against Theodore Mallon and TransFinancial Corporation seeking damages for, among other things, breach of contract and breach of fiduciary duties associated with the sale of corporate owned life insurance policies. In May 2008, Xcel Energy, PSCo and PSRI filed an amended complaint that, among other things, adds Provident Life & Accident Insurance Company (Provident) as a defendant and asserts claims for breach of contract, unjust enrichment and fraudulent concealment against the insurance company. On June 23, 2008, Provident filed a motion to dismiss the complaint. On Oct. 22, 2008, the court granted Provident’s motion in part, but denied the motion with respect to a majority of the core causes of action asserted by PSCo, Xcel Energy and PSRI. In January 2009, the court granted defendant Mallon’s motion to amend his answer to, among other things, add a counterclaim for breach of contract and fraud against plaintiffs PSRI, PSCo and Xcel Energy. Xcel Energy believes the counterclaims are without merit and filed a motion to dismiss.  The court subsequently denied this motion at this stage of the lawsuit.

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

In March 2008, OSHA proposed penalties totaling $189,900 for twenty-two serious violations and three willful violations arising out of the accident. In April 2008, Xcel Energy notified OSHA of its decision to contest all of the proposed citations. On May 28, 2008, the Secretary of Labor filed its complaint, and Xcel Energy subsequently filed its answer on June 17, 2008. The Court ordered this proceeding stayed until March 3, 2009 and subsequently extended the stay to October 2009. A lawsuit has been filed in Colorado state court in Denver on behalf of four of the deceased workers and four of the injured workers (Foster, et. al. v. PSCo, et. al.). PSCo and Xcel Energy are named as defendants in that case, along with RPI Coatings and related companies and the two other contractors who also performed work in connection with the relining project at Cabin Creek. A second lawsuit (Ledbetter et. al vs. PSCo et. al) has also been filed in Colorado state court in Denver on behalf of three employees allegedly injured in the accident. A third lawsuit was filed on behalf of one of the deceased RPI workers in the California state court (Aguirre v. RPI, et. al.), naming PSCo, RPI, and the two other contractors as defendants. The court subsequently dismissed the Aguirre lawsuit.  Settlements were subsequently reached in all three lawsuits. These confidential settlements are not expected to have a material effect on the financial statements of Xcel Energy or its subsidiaries.

Stone & Webster, Inc. vs. PSCo — On July 14, 2009, Stone & Webster, Inc. (Shaw) filed a complaint against PSCo in State District Court in Denver, Colo. for damages allegedly arising out of its construction work on the Comanche Unit 3 coal fired plant in Pueblo, Colo.  Shaw, a contractor retained to perform certain engineering, procurement and construction work on Comanche Unit 3, alleges, among other things, that PSCo was responsible for and mismanaged the construction of Comanche Unit 3.  Shaw further claims that this alleged mismanagement caused delays and damages in excess of $55 million.  The complaint also alleges that Xcel Energy and related entities, including PSCo, guaranteed Shaw $10 million in future profits under the terms of a 2003 settlement agreement.  Shaw alleges that it will not receive the $10 million to which it is entitled.  Accordingly, Shaw seeks an amount up to $10 million relating to the 2003 settlement agreement.  PSCo denies these allegations and believes the claims are without merit.  PSCo’s response to the complaint is due in August 2009.  It is not anticipated that this lawsuit will affect Comanche Unit 3’s scheduled in-service date.

7.              Short-Term Borrowings and Other Financing Instruments

Commercial Paper — At Dec. 31, 2008, PSCo had commercial paper outstanding of $40.0 million with a weighted average interest rate of 1.55 percent.  At June 30, 2009, PSCo had no commercial paper outstanding.  At June 30, 2009 and Dec. 31, 2008, PSCo had board approval to issue up to $700 million of commercial paper.

Money Pool — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  PSCo has approval to borrow up to $250 million under the arrangement.  At June 30, 2009, and Dec. 31, 2008, PSCo had money pool loans outstanding of $38.0 million and money pool borrowings of $41.0 million, respectively.  The weighted average interest rates at June 30, 2009 and Dec. 31, 2008, were 0.90 percent and 3.48 percent, respectively.

8.              Long-Term Borrowings and Other Financing Instruments

On June 4, 2009, PSCo issued $400 million of 5.125 percent first mortgage bonds, series due 2019.  PSCo added the proceeds from the sale of the first mortgage bonds to its general funds and applied a portion of the net proceeds to fund the payment at maturity of $200 million of 6.875 percent unsecured senior notes due July 15, 2009.

9.              Derivative Instruments

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

PSCo enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to reduce risk in connection with changes in interest rates, utility commodity prices and vehicle fuel prices.  See additional information pertaining to the valuation of derivative instruments in Note 11 to the consolidated financial statements.

Interest Rate Derivatives — PSCo enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are designated as cash flow hedges for accounting purposes.

At June 30, 2009, accumulated other comprehensive income related to interest rate derivatives included $1.5 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest transactions impact earnings.

Commodity Derivatives — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, gas for resale, and vehicle fuel.

At June 30, 2009, PSCo had various utility commodity and vehicle fuel related contracts designated as cash flow hedges extending through December 2012. PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of these derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the six months ended June 30, 2009 and 2008.

At June 30, 2009, PSCo had $2.5 million of net losses in accumulated other comprehensive income related to utility commodity and vehicle fuel cash flow hedges of which $1.8 million is expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in income.

PSCo had no derivative instruments designated as fair value hedges during the six months ended June 30, 2009.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for the period.

The following table shows the major components of derivative instruments valuation in the consolidated balance sheets:

	June 30, 2009		Dec. 31, 2008
(Thousands of Dollars)	Derivative Instruments Valuation – Assets	Derivative Instruments Valuation – Liabilities	Derivative Instruments Valuation – Assets	Derivative Instruments Valuation – Liabilities
Long term purchased power agreements	$128,037	$61,460	$137,334	$66,986
Commodity derivatives	11,095	30,148	4,993	23,916
Total	$139,132	$91,608	$142,327	$90,902

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

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three months ended June 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive income related to cash flow hedges at April 1	$7,763	$12,037
After-tax net unrealized gains related to derivatives accounted for as hedges	586	202
After-tax net realized gains on derivative transactions reclassified into earnings	(328)	(382)
Accumulated other comprehensive income related to cash flow hedges at June 30	$8,021	$11,857

	Six months ended June 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$7,628	$12,447
After-tax net unrealized gains related to derivatives accounted for as hedges	599	176
After-tax net realized gains on derivative transactions reclassified into earnings	(206)	(766)
Accumulated other comprehensive income related to cash flow hedges at June 30	$8,021	$11,857

The following table details the fair value of derivatives recorded to derivative instruments valuation in the consolidated balance sheet, by category:

	June 30, 2009
(Thousands of Dollars)	Fair Value	Counterparty Netting (a)	Derivative Instruments Valuation

Current derivative assets
Other derivative instruments:
Trading commodity	$7,215	$(3,163)	$4,052
Natural gas commodity	2,132	154	2,286
Total current derivative assets	$9,347	$(3,009)	$6,338

Noncurrent derivative assets
Derivates designated as cash flow hedges:
Vehicle fuel and other commodity	$47	$—	$47
Other derivative instruments:
Trading commodity	3,348	937	4,285
Natural gas commodity	215	210	425
	3,563	1,147	4,710
Total noncurrent derivative assets	$3,610	$1,147	$4,757

Current derivative liabilities
Derivatives designated as cash flow hedges:
Natural gas commodity	$1,659	$—	$1,659
Vehicle fuel and other commodity	1,975	—	1,975
	3,634	—	3,634
Other derivative instruments:
Trading commodity	6,702	(3,672)	3,030
Natural gas commodity	17,889	154	18,043
	24,591	(3,518)	21,073
Total current derivative liabilities	$28,225	$(3,518)	$24,707

Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$760	$—	$760
Other derivative instruments:
Trading commodity	1,657	936	2,593
Natural gas commodity	1,878	210	2,088
	3,535	1,146	4,681
Total noncurrent derivative liabilities	$4,295	$1,146	$5,441

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

The following table details the impact of derivative activity during the three months and six months ended June 30, 2009, on other comprehensive income, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2009
	Fair Value Changes Recognized During the Period in:		Pre-Tax Amounts Reclassified into Income During the Period from:				Pre-Tax Gains (Losses)
(Thousands of Dollars)	Other Comprehensive Income (Loss)	Regulatory Assets and Liabilities	Other Comprehensive Income (Loss)		Regulatory Assets and Liabilities		Recognized During the Period in Income
Derivatives designated as cash flow hedges:
Interest rate	$(632)	$—	$(593	)(d)	$—		$—
Natural gas commodity	—	(417)	—		409	(c)	—
Vehicle fuel and other commodity	944	—	695	(a)	—		—
	$312	$(417)	$102		$409		$—

Other derivative instruments:
Trading commodity	$—	$—	$—		$—		$1,134	(b)
Natural gas commodity	—	6,444	—		—		—
	$—	$6,444	$—		$—		$1,134

	Six Months Ended June 30, 2009
	Fair Value Changes Recognized During the Period in:		Pre-Tax Amounts Reclassified into Income During the Period from:				Pre-Tax Gains (Losses)
(Thousands of Dollars)	Other Comprehensive Income (Loss)	Regulatory Assets and Liabilities	Other Comprehensive Income (Loss)		Regulatory Assets and Liabilities		Recognized During the Period in Income
Derivatives designated as cash flow hedges:
Interest rate	$(632)	$—	$(1,185	)(d)	$—		$—
Natural gas commodity	—	(16,098)	—		66,109	(c)	(22,243	)(c)
Vehicle fuel and other commodity	964	—	1,486	(a)	—		—
	$332	$(16,098)	$301		$66,109		$(22,243)

Other derivative instruments:
Trading commodity	$—	$—	$—		$—		$2,543	(b)
Natural gas commodity	—	(8,202)	—		15		—
	$—	$(8,202)	$—		$15		$2,543

(a)              Recorded to other operating and maintenance expenses.

(b)             Recorded to electric operating revenues.

(c)              Recorded to cost of natural gas sold and transported; these derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

(d)             Recorded to interest charges.

At June 30, 2009, commodity derivatives recorded to derivative instruments valuation included derivative contracts with gross notional amounts of approximately 3,604,000-megawatt (MW) hours of electricity, 45,145,000 MMBtu of natural gas, and 2,240,000 gallons of vehicle fuel.  These amounts reflect the gross notional amounts of futures and forwards, and are not reflective of net positions in the underlying commodities.  Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Credit Related Contingent Features — Contract provisions of PSCo’s derivative instruments may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit rating.  If the credit rating of PSCo at June 30, 2009 were downgraded below investment grade, contracts underlying $0.8 million of derivative instruments in a liability position would have required PSCo to post collateral or settle the contracts, which would have resulted in payments to applicable counterparties of $0.8 million.  At June 30, 2009, there was no collateral posted on these specific contracts.

Certain of PSCo’s derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of June 30, 2009, PSCo had no collateral posted related to adequate assurance clauses in derivative contracts.

10.    Financial Instruments

The estimated fair values of PSCo’s recorded financial instruments are as follows:

	June 30, 2009		Dec. 31, 2008
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$2	$2	$2	$2
Long-term debt, including current portion	2,888,238	3,093,042	2,490,761	2,654,256

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

The fair value estimates presented are based on information available to management as of June 30, 2009 and Dec. 31, 2008. These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At June 30, 2009 and Dec. 31, 2008, there were $4.5 million and $4.9 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

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

Level 2 – Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded contracts, such as energy forwards with pricing interpolated from recent trades of similar location, or priced with models using highly observable inputs, such as commodity options priced using observable forward prices and volatilities.

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

The following tables present, for each of the SFAS No. 157 hierarchy levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis:

	June 30, 2009
(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting	Net Balance
Cash equivalents	$—	$207,000	$—	$—	$207,000
Commodity derivative assets	—	6,993	5,964	(1,862)	11,095
Commodity derivative liabilities	—	29,229	3,291	(2,372)	30,148

	Dec. 31, 2008
(Thousands of Dollars)	Level 1	Level 2	Level 3	Counterparty Netting	Net Balance
Commodity derivative assets	$—	$12,607	$1,358	$(8,972)	$4,993
Commodity derivative liabilities	—	55,935	1,384	(33,403)	23,916

The following tables present the changes in Level 3 net commodity derivatives for the three and six months ended June 30:

	Three months ended June 30,
(Thousands of Dollars)	2009	2008
Balance April 1	$2,148	$2,549
Purchases, issuances, and settlements, net	(819)	(1,347)
Transfers into level 3	588	—
Gains recognized in earnings, net	291	1,306
Gains recognized as regulatory assets and liabilities	465	—
Balance June 30	$2,673	$2,508

	Six months ended June 30,
(Thousands of Dollars)	2009	2008
Balance Jan. 1	$(26)	$4,121
Purchases, issuances, and settlements, net	(1,172)	(2,643)
Transfers into level 3	588	—
Gains recognized in earnings, net	2,755	1,030
Gains recognized as regulatory assets and liabilities	528	—
Balance June 30	$2,673	$2,508

Gains on Level 3 commodity derivatives recognized in earnings for the three and six months ended June 30, 2009, include $0.3 million and $2.8 million of net unrealized gains relating to commodity derivatives held at June 30, 2009.  Gains on Level 3 commodity derivatives recognized in earnings for the three and six months ended June 30, 2008, include $1.2 million and $1.0 million of net unrealized gains relating to commodity derivatives held at June 30, 2008.  Realized and unrealized gains and losses on commodity trading activities are included in electric revenues.  Realized and unrealized gains and losses on short-term wholesale activities reflect the impact of regulatory recovery and are deferred as regulatory assets and liabilities.

12.               Interest and Other Income (Expenses), Net

Interest and other income (expenses), net, consisted of the following:

	Three months ended June 30,		Six months ended June 30,
(Thousands of Dollars)	2009	2008	2009	2008
Interest income	$600	$1,327	$1,067	$3,554
Other nonoperating income	2,099	1,202	2,454	1,779
Insurance policy (expenses) income	(587)	1,562	(463)	1,978
Other nonoperating expenses	—	—	(77)	—
Total interest and other income (expenses), net	$2,112	$4,091	$2,981	$7,311

13.     Segment Information

PSCo has two reportable segments, regulated electric and regulated natural gas. Commodity trading operations are not a reportable segment and commodity trading results are included in the regulated electric segment.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three months ended June 30, 2009
Revenues from:
External customers	$588,467	$173,494	$7,132	$—	$769,093
Internal customers	53	16	—	(69)	—
Total revenues	$588,520	$173,510	$7,132	$(69)	$769,093
Segment net income	$44,749	$11,616	$4,182	$—	$60,547

Three months ended June 30, 2008
Revenues from:
External customers	$738,357	$249,302	$7,648	$—	$995,307
Internal customers	52	35	—	(87)	—
Total revenues	$738,409	$249,337	$7,648	$(87)	$995,307
Segment net income	$50,139	$12,225	$3,975	$—	$66,339

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six months ended June 30, 2009
Revenues from:
External customers	$1,185,810	$568,615	$17,146	$—	$1,771,571
Internal customers	146	47	—	(193)	—
Total revenues	$1,185,956	$568,662	$17,146	$(193)	$1,771,571
Segment net income	$87,060	$42,855	$8,920	$—	$138,835

Six months ended June 30, 2008
Revenues from:
External customers	$1,392,853	$812,254	$18,678	$—	$2,223,785
Internal customers	130	68	—	(198)	—
Total revenues	$1,392,983	$812,322	$18,678	$(198)	$2,223,785
Segment net income	$102,069	$50,978	$7,596	$—	$160,643

14.               Comprehensive Income

The components of total comprehensive income are shown below:

	Three months ended June 30,		Six months ended June 30,
(Thousands of Dollars)	2009	2008	2009	2008
Net income	$60,547	$66,339	$138,835	$160,643
Other comprehensive income:
After-tax net unrealized gains related to derivatives accounted for as hedges	586	202	599	176
After-tax net realized gains on derivative transactions reclassified into earnings	(328)	(382)	(206)	(766)
Other comprehensive income (loss)	258	(180)	393	(590)
Comprehensive income	$60,805	$66,159	$139,228	$160,053

15.    Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost (Credit)

	Three months ended June 30,
	2009	2008	2009	2008
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$16,744	$14,929	$1,057	$1,211
Interest cost	43,046	44,677	13,050	12,894
Expected return on plan assets	(64,909)	(68,697)	(5,993)	(8,425)
Amortization of transition obligation	—	—	3,726	3,644
Amortization of prior service cost (credit)	6,154	5,166	(711)	(544)
Amortization of net loss	3,299	3,511	4,779	3,031
Net periodic benefit cost (credit)	4,334	(414)	15,908	11,811
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(959)	1,925	973	973
Net benefit cost recognized for financial reporting	$3,375	$1,511	$16,881	$12,784

PSCo
Net periodic benefit cost	$3,163	$3,274	$10,565	$6,498
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,163	$3,274	$11,538	$7,471

	Six months ended June 30,
	2009	2008	2009	2008
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$32,730	$31,702	$2,333	$2,675
Interest cost	84,895	85,260	25,206	25,440
Expected return on plan assets	(128,269)	(137,169)	(11,388)	(15,925)
Amortization of transition obligation	—	—	7,222	7,288
Amortization of prior service cost (credit)	12,309	10,332	(1,363)	(1,088)
Amortization of net loss	6,228	6,370	9,665	5,749
Net periodic benefit cost (credit)	7,893	(3,505)	31,675	24,139
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(1,446)	4,517	1,946	1,946
Net benefit cost recognized for financial reporting	$6,447	$1,012	$33,621	$26,085

PSCo
Net periodic benefit cost	$6,924	$5,939	$20,139	$13,495
Additional cost recognized due to the effects of regulation	—	—	1,946	1,946
Net benefit cost recognized for financial reporting	$6,924	$5,939	$22,085	$15,441

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

Forward-Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on PSCo’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited financial statements and the related notes to the consolidated financial statements.  Due to the seasonality of PSCo’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2008, and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2008.  Commodity price and interest rate risks for PSCo are mitigated in most jurisdictions due to cost-based rate regulation.

Continued distress in the financial markets may also impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as PSCo’s ability to earn a return on short-term investments of excess cash.  As of June 30, 2009, there have been no material changes to market risks from that set forth in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2008.

Results of Operations

PSCo’s net income was approximately $138.8 million for the first six months of 2009, compared with approximately $160.6 million for the first six months of 2008.

Electric Revenues and Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  Due to fuel and purchased energy cost-recovery mechanisms for customers, fluctuations in these costs do not materially affect electric margin.

Electric — The following tables detail the electric revenues and margin:

	Six months ended June 30,
(Millions of Dollars)	2009	2008
Electric revenues	$1,186	$1,393
Electric fuel and purchased power	(608)	(828)
Electric margin	$578	$565

The following summarizes the components of the changes in electric revenues and margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2009 vs. 2008
Fuel and purchased power cost recovery	$(193)
Trading	(25)
Estimated impact of weather	(7)
Revenues due to leap year (weather-normalized)	(3)
Firm wholesale	(2)
Retail sales decline (excluding weather impact)	(1)
Demand side management revenues (generally offset by expense)	30
Other	(6)
Total decrease in electric revenues	$(207)

Electric Margin

(Millions of Dollars)	2009 vs. 2008
Demand side management revenues (generally offset by expense)	$30
Trading	7
Estimated impact of weather	(7)
Margin due to leap year (weather-normalized)	(3)
Purchased capacity costs	(3)
Fuel handling and procurement	(2)
Transmission expense, net	(2)
Retail sales decline (excluding weather impact)	(1)
Other (including sales mix and fuel recovery)	(6)
Total increase in electric margin	$13

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

Natural Gas — The following tables detail the natural gas revenues and margin:

	Six months ended June 30,
(Millions of Dollars)	2009	2008
Natural gas revenues	$569	$812
Cost of natural gas sold and transported	(375)	(611)
Natural gas margin	$194	$201

The following summarizes the components of the changes in natural gas revenues and margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2009 vs. 2008
Purchased natural gas cost recovery	$(235)
Estimated impact of weather	(9)
DSM revenues	6
Other	(5)
Total decrease in natural gas revenues	$(243)

Natural Gas Margin

(Millions of Dollars)	2009 vs. 2008
Estimated impact of weather	$(9)
DSM revenues	6
Other	(4)
Total decrease in natural gas margin	$(7)

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — The following summarizes the components of the changes in other operating and maintenance expenses for the six months ended June 30:

(Millions of Dollars)	2009 vs. 2008
Higher employee benefit costs	$10
Higher labor costs	2
Lower material costs	(2)
Lower contract labor costs	(2)
Lower consulting costs	(4)
Other	(4)
Total change in other operating and maintenance expenses	$—

Demand Side Management (DSM) — DSM expense increased by approximately $29.7 million for the first six months of 2009, compared with the first six months of 2008.  The higher expense is attributable to the ongoing expansion of such programs as designed, in part, to meet certain regulatory commitments in Colorado.

Interest and Other Income, Net — Interest and other income, net, decreased by approximately $4.3 million for the first six months of 2009, compared with the first six months of 2008, primarily due to lower interest income and a life insurance policy experience refund received in 2008.

AFDC — AFDC increased by approximately $5.0 million, or 20.8 percent, for the first six months of 2009, compared with the first six months of 2008.  This increase was primarily due to the ongoing construction of Comanche Unit 3, which is nearing its final phase of construction.

Interest Charges — Interest charges increased by approximately $9.3 million, or 12.7 percent, for the first six months of 2009, compared with the first six months of 2008, primarily due to increased long-term borrowings, partially offset by lower short-term borrowings.

Income Taxes — Income tax expense decreased by $11.6 million for the first six months of 2009, compared with the first six months of 2008.  The decrease in income tax expense was primarily due to a decrease in pre-tax income. The effective tax rate was 33.3 percent for the first six months of 2009, compared with 33.5 percent for the same period in 2008.

Public Utility Regulation

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

PSCo expects to file its bid evaluation report with the CPUC in August 2010.

San Luis Valley-Calumet-Comanche Transmission Project — PSCo and Tri-State Generation and Transmission Association filed a joint application for a certificate of need and public convenience (CPCN) in May 2009. The project consists of four components of both 230 KV and 345 KV line and substation construction.  The line is intended to assist in bringing solar power in the San Luis Valley to load.  The line is expected to be placed in-service in 2013 if no significant issues in the siting and permitting of the line are encountered.  The CPUC issued its decision on June 26, 2009.  Initially, the case will follow a 180-day schedule, and an initial decision is expected to be issued by Nov. 10, 2009.  However, the case could shift to a 210-day schedule depending on the outcome of a motion filed by one of the parties contesting PSCo’s ability to classify this project under Senate Bill 100.  Evidentiary hearings are expected to begin on Sept. 21, 2009. Pole Canyon, a transmission company that is in the process of purchasing right-of-way to construct a transmission line that may be in proximity to the proposed Calumet-Comanche line was permitted to intervene.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of Xcel Energy’s utility subsidiaries, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards. State and local agencies have jurisdiction over many of PSCo’s utility activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2008.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

Electric Reliability Standards Matters — In 2008, PSCo was subject to an audit of its compliance with the NERC and regional reliability standards by the Western Electricity Coordinating Council (WECC), the NERC regional entity for the PSCo system.  On Oct. 31, 2008, the WECC auditors issued their final audit report.  The report found a possible violation of one standard related to relay maintenance.  PSCo is uncertain if the WECC audit report will result in financial penalties being imposed on PSCo.

In 2008, PSCo filed self-reports with the WECC relating to failure to complete certain generation station battery tests, relay maintenance intervals and certain critical infrastructure protection standards.  PSCo expects that penalties may be assessed by WECC in conjunction with some of the self-reports.  The penalties are not expected to be material.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

Item 1A. Risk Factors

Except to the extent updated or described below, PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2008, which is incorporated herein by reference.

We are subject to credit risks.

Credit risk includes the risk that our retail customers will not pay their bills, which may lead to a reduction in liquidity and an eventual increase in bad debt expense.  Retail credit risk is comprised of numerous factors including the overall economy and the price of products and services provided.

Credit risk also includes the risk that various counterparties that owe us money or product will breach their obligations.  Should the counterparties to these arrangements fail to perform, we may be forced to enter into alternative arrangements.  In that event, our financial results could be adversely affected and we could incur losses.

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges.  The credit risk is then socialized through the exchange central clearinghouse function.  While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which creates an additional need for liquidity to post margin as exchange positions change value daily.  Additional margin requirements could impact our liquidity.

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

Many of the federal and state climate change legislative proposals, such as ACES, use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time.  The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions allowances for their own operations.  Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions.  The impact of legislation and regulations, including a “cap and trade” structure, on PSCo and its customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices.  An important factor is PSCo’s ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not recover all costs related to complying with regulatory requirements imposed on PSCo.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

For further discussion see Note 6 to the consolidated financial statements.

Item 6. Exhibits

* Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998 (Form 10-K, Dec. 31, 1998, Exhibit 3(a)(1)).
3.02*	By-laws dated Nov. 20, 1997 (For 10-K, Dec. 31, 1997, Exhibit 3(b)(1)).
4.01*

Supplemental Indenture dated as of May 1, 2009 between PSCo and U.S. Bank Trust National Association, as successor Trustee, creating $400,000,000 principal amount of 5.125% First Mortgage Bonds, Series No. 20 due 2019 (Exhibit 4.01 of Form 8-K of PSCo dated May 28, 2009 (file no. 001-03280)).

10.01*	Amendment dated as of April 13, 2009 to the PSCo Credit Agreement dated as of Dec. 14, 2006 (Exhibit 10.03 of Form 10-Q of Xcel Energy dated July 31, 2009 (file no. 001-03034)).
31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Aug. 3, 2009.

Public Service Company of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ BENJAMIN G.S. FOWKE III
Benjamin G.S. Fowke III
Vice President and Chief Financial Officer