Form 10-Q
period 2009-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2009-11-02
CIK 81018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  ☒ Yes  ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  ☐ Yes  ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller Reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  ☐ Yes  ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Nov. 2, 2009
Common Stock, $0.01 par value	100 shares

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

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2009	2008	2009	2008
Operating revenues
Electric	$771,663	$924,900	$1,957,473	$2,317,753
Natural gas	109,398	154,130	678,013	966,384
Steam and other	6,899	6,697	24,045	25,375
Total operating revenues	887,960	1,085,727	2,659,531	3,309,512

Operating expenses
Electric fuel and purchased power	397,904	601,985	1,005,972	1,430,479
Cost of natural gas sold and transported	40,821	82,721	415,623	693,781
Cost of sales — steam and other	3,171	2,999	9,721	10,058
Other operating and maintenance expenses	158,557	152,936	462,047	456,450
Demand side management program expenses	27,560	6,531	77,226	26,459
Depreciation and amortization	64,436	62,888	189,897	189,440
Taxes (other than income taxes)	25,679	21,159	71,079	65,394
Total operating expenses	718,128	931,219	2,231,565	2,872,061

Operating income	169,832	154,508	427,966	437,451

Other income, net	427	3,186	3,408	10,497
Allowance for funds used during construction — equity	10,396	9,699	30,220	25,326

Interest charges and financing costs
Interest charges — includes other financing costs of $1,440, $1,494, $4,259 and $4,342, respectively	42,645	40,353	124,779	113,222
Allowance for funds used during construction — debt	(4,487)	(4,644)	(13,816)	(13,154)
Total interest charges and financing costs	38,158	35,709	110,963	100,068

Income before income taxes	142,497	131,684	350,631	373,206
Income taxes	51,273	45,403	120,573	126,282
Net income	$91,224	$86,281	$230,058	$246,924

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Nine Months Ended Sept. 30,
	2009	2008
Operating activities
Net income	$230,058	$246,924
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	213,865	222,244
Deferred income taxes	166,836	60,286
Amortization of investment tax credits	(1,872)	(2,353)
Allowance for equity funds used during construction	(30,220)	(25,326)
Net realized and unrealized hedging and derivative transactions	41,244	(13,170)
Changes in operating assets and liabilities:
Accounts receivable	117,429	60,832
Accrued unbilled revenues	168,854	135,928
Recoverable purchased natural gas and electric energy costs	(35,002)	(9,811)
Inventories	1,553	(63,049)
Prepayments and other	(31,659)	21,985
Accounts payable	(168,492)	(166,041)
Deferred electric energy costs	(86,390)	52,466
Net regulatory assets and liabilities	22,670	(14,946)
Other current liabilities	(9,415)	22,070
Change in other noncurrent assets	5,169	6,744
Change in other noncurrent liabilities	(114,349)	(33,531)
Net cash provided by operating activities	490,279	501,252

Investing activities
Utility capital/construction expenditures	(439,509)	(557,624)
Allowance for equity funds used during construction	30,220	25,326
Investments in utility money pool	(205,200)	(427,900)
Repayments from utility money pool	178,200	432,500
Other investments	—	647
Net cash used in investing activities	(436,289)	(527,051)

Financing activities
Repayment of short-term borrowings, net	(40,000)	(271,007)
Proceeds from issuance of long-term debt	394,594	592,884
Borrowings under utility money pool arrangement	574,800	591,100
Repayments under utility money pool arrangement	(615,800)	(591,100)
Repayment of long-term debt, including reacquisition premiums	(200,000)	(1,077)
Capital contributions from parent	40,417	113,173
Dividends paid to parent	(200,193)	(203,708)
Net cash (used in) provided by financing activities	(46,182)	230,265

Net increase in cash and cash equivalents	7,808	204,466
Cash and cash equivalents at beginning of period	11,198	7,650
Cash and cash equivalents at end of period	$19,006	$212,116

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(109,394)	$(87,820)
Cash received (paid) for income taxes, net	35,306	(33,634)
Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$12,450	$12,632
Storage assets under capital lease	134,150	—

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	Sept. 30, 2009	Dec. 31, 2008
Assets
Current assets
Cash and cash equivalents	$19,006	$11,198
Investments in utility money pool arrangement	27,000	—
Accounts receivable, net	255,036	362,401
Accounts receivable from affiliates	19,481	29,545
Accrued unbilled revenues	185,672	354,526
Recoverable purchased natural gas and electric energy costs	35,699	697
Inventories	232,395	233,948
Deferred income taxes	40,953	64,181
Derivative instruments valuation	45,715	22,793
Prepayments and other	46,072	14,413
Total current assets	907,029	1,093,702

Property, plant and equipment, net	7,973,027	7,592,111

Other assets
Regulatory assets	863,168	943,012
Derivative instruments valuation	117,053	119,534
Other	42,940	46,610
Total other assets	1,023,161	1,109,156
Total assets	$9,903,217	$9,794,969

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$5,137	$201,510
Short-term debt	—	40,000
Borrowings under utility money pool arrangement	—	41,000
Accounts payable	302,525	470,158
Accounts payable to affiliates	24,118	28,906
Deferred electric energy costs	28,367	113,276
Taxes accrued	68,564	72,105
Dividends payable to parent	65,995	67,417
Derivative instruments valuation	20,832	28,776
Accrued interest	48,739	50,542
Other	70,483	78,192
Total current liabilities	634,760	1,191,882

Deferred credits and other liabilities
Deferred income taxes	1,366,666	1,204,861
Deferred investment tax credits	50,534	52,406
Regulatory liabilities	540,318	514,445
Pension and employee benefit obligations	430,368	527,264
Customer advances	279,298	290,937
Derivative instruments valuation	52,292	62,126
Asset retirement obligations	64,478	61,505
Other	18,430	22,491
Total deferred credits and other liabilities	2,802,384	2,736,035

Commitments and contingent liabilities
Capitalization
Long-term debt	2,816,265	2,289,251
Common stock – authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid-in capital	2,927,074	2,886,657
Retained earnings	714,803	683,516
Accumulated other comprehensive income	7,931	7,628
Total common stockholder’s equity	3,649,808	3,577,801
Total liabilities and equity	$9,903,217	$9,794,969

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of Sept. 30, 2009 and Dec. 31, 2008; the results of its operations for the three and nine months ended Sept. 30, 2009 and 2008; and its cash flows for the nine months ended Sept. 30, 2009 and 2008.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2009 up to Nov. 2, 2009, which is the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2008 balance sheet information has been derived from the audited 2008 financial statements.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2008, filed with the SEC on March 2, 2009.  Due to the seasonality of electric and natural gas sales of PSCo, interim results are not necessarily an appropriate base from which to project annual results.

1.              Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2008, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.              Accounting Pronouncements

Recently Adopted

Business Combinations — In December 2007, the Financial Accounting Standards Board (FASB) issued new guidance on business combinations which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest; recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This new guidance is to be applied prospectively to business combinations for which the acquisition date is on or after the beginning of an entity’s fiscal year that begins on or after Dec. 15, 2008. PSCo implemented the guidance on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Noncontrolling Interests — Also in December 2007, the FASB issued new guidance on noncontrolling interests in consolidated financial statements which establishes accounting and reporting standards that require the ownership interest in subsidiaries held by parties other than the parent be clearly identified and presented in the consolidated balance sheets within equity, but separate from the parent’s equity; the amount of consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of earnings; and changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently as equity transactions. This new guidance was effective for fiscal years beginning on or after Dec. 15, 2008. PSCo implemented the guidance on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Derivatives and Hedging Disclosures — In March 2008, the FASB issued new guidance on disclosures about derivative instruments and hedging activities which is intended to enhance disclosures to help users of the financial statements better understand how derivative instruments and hedging activities affect an entity’s financial position, financial performance, and cash flows.  The guidance amends and expands previous disclosure requirements for derivative instruments and hedging activities, including disclosures of objectives and strategies for using derivatives, gains, and losses on derivative instruments, and credit-risk-related contingent features in derivative contracts.  This new guidance was effective for fiscal years and interim periods beginning after Nov. 15, 2008.  PSCo implemented the guidance on Jan. 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.  For further discussion and the required disclosures, see Note 9 to the consolidated financial statements.

Interim Fair Value Disclosures — In April 2009, the FASB issued new guidance on interim disclosures about fair value of financial instruments, which requires that disclosures regarding the fair value of financial instruments be included in interim financial statements. This new guidance was effective for interim periods ending after June 15, 2009.  PSCo implemented the guidance on

April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.  For further discussion and the required disclosures, see Note 10 to the consolidated financial statements.

Fair Value in Inactive Markets — Also in April 2009, the FASB issued new guidance for identifying market transactions that are not orderly and determining fair value when market trading activity has decreased significantly.  The new guidance emphasizes that even if there has been a significant decrease in the volume and level of market activity for an asset or liability, fair value still represents the exit price in an orderly transaction between market participants.  This new guidance was effective for interim and annual periods ending after June 15, 2009.  PSCo implemented the guidance on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Other-Than-Temporary Impairments — Additionally in April 2009, the FASB issued new guidance on recognition and presentation of other-than-temporary impairments which changes the method for determining whether an other-than-temporary impairment exists for debt securities, and also requires additional disclosures regarding other-than-temporary impairments.  This new guidance was effective for interim and annual periods ending after June 15, 2009.  PSCo implemented the guidance on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Subsequent Events — In May 2009, the FASB issued new guidance on subsequent events, which establishes general standards of accounting and disclosure for events that occur after the balance sheet date but before financial statements are issued.  The guidance is consistent with the auditing literature historically used for accounting and disclosure of subsequent events, however, it requires an entity to disclose the date through which subsequent events have been evaluated.  This new guidance was effective for interim and annual periods ending after June 15, 2009.  PSCo implemented the guidance on April 1, 2009, and the implementation did not have a material impact on its consolidated financial statements.

Accounting Standards Codification — In June 2009, the FASB issued Topic 105 — Generally Accepted Accounting Principles Amendments Based on Statement of Financial Accounting Standards No. 168 — The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (Accounting Standards Update (ASU) No. 2009-01), which updates the FASB Accounting Standards Codification (ASC or Codification) to state that the Codification is to be the single source of authoritative GAAP, other than the guidance put forth by the SEC.  All other accounting literature not included in the Codification is to be considered non-authoritative.  The updates to the Codification contained in ASU No. 2009-01 were effective for interim and annual periods ending after Sept. 15, 2009.  PSCo implemented the guidance set forth by ASU No. 2009-01, recognizing the Codification as the single source of authoritative GAAP, other than the guidance put forth by the SEC, on July 1, 2009. The implementation did not have a material impact on PSCo’s consolidated financial statements.

Recently Issued

Postretirement Benefit Plans — In December 2008, the FASB issued new guidance on employers’ disclosures about postretirement benefit plan assets.  The guidance will amend and expand previous disclosure requirements for plan assets of a defined benefit pension or other postretirement plan to include investment policies and strategies, major categories of plan assets, information regarding fair value measurements, and significant concentrations of credit risk.  This new guidance is effective for disclosures for fiscal years ending after Dec. 15, 2009.  PSCo does not expect the implementation of the guidance to have a material impact on its consolidated financial statements.

Consolidation of Variable Interest Entities — In June 2009, the FASB issued new guidance on consolidation of variable interest entities. The guidance will significantly affect various elements of consolidation under existing accounting standards, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.  This new guidance is effective for fiscal years beginning after Nov. 15, 2009.  PSCo is currently evaluating the impact of this guidance on its consolidated financial statements.

Fair Value of Liabilities — In August 2009, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Measuring Liabilities at Fair Value (ASU No. 2009-05), which will update the Codification with clarifications for measuring the fair value of liabilities.  The liability-specific guidance includes clarifications and guidelines for using, when available, the most observable prices in active markets for identical liabilities or similar liabilities, or the prices of identical liabilities or similar liabilities traded as assets, rather than more complex and less observable valuation techniques and inputs such as those used in a present value model.  The updates to the Codification contained in ASU No. 2009-05 are effective for interim and annual periods beginning after its August, 2009 issuance.  PSCo does not expect the implementation of these changes in the Codification to have a material impact on its consolidated financial statements.

3.              Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2009	Dec. 31, 2008
Accounts receivable, net
Accounts receivable	$280,767	$391,596
Less allowance for bad debts	(25,731)	(29,195)
	$255,036	$362,401
Inventories
Materials and supplies	$45,436	$40,451
Fuel	84,024	41,456
Natural gas	102,935	152,041
	$232,395	$233,948
Property, plant and equipment, net
Electric plant	$7,579,549	$7,089,763
Natural gas plant	2,098,816	1,914,565
Common and other property	741,783	739,453
Construction work in progress	956,677	1,086,627
Total property, plant and equipment	11,376,825	10,830,408
Less accumulated depreciation	(3,403,798)	(3,238,297)
	$7,973,027	$7,592,111

4.                 Income Taxes

PSCo is a member of the Xcel Energy affiliated group that files consolidated income tax returns.

Federal Audit — In the first quarter of 2008, the Internal Revenue Service (IRS) completed an examination of Xcel Energy’s federal income tax returns for 2004 and 2005 (and research credits for 2003).  The IRS did not propose any material adjustments for those tax years. Tax year 2004 is the earliest open year and the statute of limitations applicable to Xcel Energy’s 2004 federal income tax return remains open until Dec. 31, 2009.  The IRS commenced an examination of tax years 2006 and 2007 in the third quarter of 2008, and this audit is expected to be completed in the first quarter of 2010.  As of Sept. 30, 2009, the IRS had not proposed any material adjustments to tax years 2006 and 2007.

State Audits — As of Sept. 30, 2009, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2004.  There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The amount of unrecognized tax benefits was $12.5 million and $10.3 million on Sept. 30, 2009 and Dec. 31, 2008, respectively.  The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryovers of $6.8 million and $5.8 million on Sept. 30, 2009 and Dec. 31, 2008, respectively.

The unrecognized tax benefit balance included $1.3 million and $1.4 million of tax positions on Sept. 30, 2009 and Dec. 31, 2008, respectively, which if recognized would affect the annual effective tax rate.  In addition, the unrecognized tax benefit balance included $11.2 million and $8.9 million of tax positions on Sept. 30, 2009 and Dec. 31, 2008, respectively, for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility.  A change in the period of deductibility would not affect the effective tax rate but would accelerate the payment of cash to the taxing authority to an earlier period.

The increase in the unrecognized tax benefit balance of $2.2 million from June 30, 2009 to Sept. 30, 2009, was due to the addition of similar uncertain tax positions related to ongoing activity.  PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and when state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to approximately $7 million.

The amount of interest expense related to unrecognized tax benefits reported within interest charges in the third quarter of 2009 and 2008 was $0.1 million. The liability for interest related to unrecognized tax benefits was $0.7 million and $0.4 million on Sept. 30, 2009 and Dec. 31, 2008, respectively.

No amounts were accrued for penalties as of Sept. 30, 2009 or Dec. 31, 2008.

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

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Base Rate

PSCo 2009 Electric Rate Case — In November 2008, PSCo filed a request with the CPUC to increase Colorado electric rates by $174.7 million annually, or approximately 7.4 percent.  The rate filing was based on a 2009 forecast test year, an electric rate base of $4.2 billion, a requested return on equity (ROE) of 11.0 percent and an equity ratio of 58.08 percent.  PSCo’s request included a return of approximately $40 million for construction work in progress (CWIP) associated with incremental expenditures on the Comanche Unit 3 since Jan. 1, 2007.  PSCo does not record allowance for funds used during construction (AFDC) income for the months this return is actually received from customers.

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

On May 27, 2009, the CPUC approved the settlement agreement and new rates went into effect on July 1, 2009.  On Sept. 21, 2009, a citizen intervenor, Leslie Glustrom, filed suit against the CPUC in district court for appeal of the CPUC decision.

PSCo 2010 Electric Rate Case — On May 1, 2009, PSCo filed with the CPUC a request to increase Colorado electric rates by $180.2 million, or 6.8 percent, effective in 2010.  The rate filing is based on a 2010 calendar year budget and includes a requested ROE of 11.25 percent, an electric net rate base of approximately $4.4 billion allocated to the Colorado electric retail jurisdiction and an equity ratio of 58.05 percent.

PSCo’s rate request also proposes to shift all or a portion of the costs currently being recovered through the Air Quality Improvement Rider and the Demand Side Management (DSM) Cost Adjustment into base rates. While this shift would add $108.1 million to base rates in addition to the $180.2 million annual revenue increase sought by PSCo, it would correspondingly remove $108.1 million from these riders, and result in no net increase or decrease on customer bills.

Intervenors have filed testimony with the following current recommendations:

•                  The CPUC staff has recommended an increase of approximately $70.5 million based on an adjusted 2008 historic test year and a 9.84 percent ROE.  The CPUC staff recommended adjustments to the 2008 historic test year were costs associated with a full year of 2010 expenses for the Comanche Unit 3 project and Fort St. Vrain Units 5 and 6.  The other staff adjustments were related to ROE, elimination of costs associated with PSCo’s annual incentive compensation plan and deferral of recovery of dismantling costs associated with retiring plants until those costs are known.  CPUC staff also recommended elimination of sharing for asset based energy sales (referred to as generation book sales).

•                  The Colorado Office of Consumer Counsel (OCC) has recommended an increase of approximately $33.2 million based on an adjusted 2008 historic test year and a 9.75 percent ROE.  The OCC recommended adjustments to the 2008 historic test year were costs associated with a full year of 2010 expenses for the Comanche Unit 3 project (including related pollution control and transmission upgrades) and Fort St. Vrain Units 5 and 6. The other OCC adjustments are related to ROE, a lower equity ratio of 53 percent, a cash working capital cost reduction and additional revenue associated with unbilled revenue, elimination of incentive pay, lower pension and benefit costs, and no recovery of future Innovative Clean Technology (ICT) expense.  The OCC recommended an increase of $87.8 million if a forecast test year is accepted.  The OCC recommended that generation book margins be shared 95 percent to customers and 5 percent to shareholders and the inverse sharing for non-asset based or proprietary margins.

•                  Colorado Energy Consumers (CEC) recommended the use of an adjusted 2008 historic test year adjusted for major plant investments for the Comanche Unit 3 project and Fort St. Vrain Units 5 and 6; and an ROE of 10.0 percent, resulting in an increase of $95.4 million, which should be reduced to reflect any appropriate adjustments recommended by other intervenors.

•                  CF&I Steel (CF&I) and Climax Molybdenum Company (Climax) recommended the use of an adjusted 2008 historic test year adjusted for major plant investments for the Comanche Unit 3 project and Fort St. Vrain Units 5 and 6; and an adjustment for 2008 bonus depreciation, resulting in an increase of $98.4 million, which should be reduced to reflect any appropriate adjustments recommended by other intervenors.

In October 2009, PSCo filed rebuttal testimony and revised their request rate increase to $177.4 million and affirmed its requested ROE of 11.25 percent.  The procedural schedule is as follows.

•                                          Hearings on the merits on Oct. 26 — Nov. 6, 2009; and

•                                          Statements of Position on Nov. 16, 2009.

PSCo expects a decision before year end with new rates effective in January 2010.

Transmission Cost Adjustment (TCA) Rider — In December 2007, the CPUC approved PSCo’s application to implement a TCA rider. PSCo filed its annual update to the TCA rider in November 2008, and new rates went into effect on Jan. 1, 2009, to recover approximately $18.0 million on an annual basis until the rates in the 2009 rate case take effect.  Coincident with the implementation of new electric rates on July 1, 2009, approximately $16.0 million from the TCA rider were included in base rates with a corresponding reduction in the TCA rider.

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

Site Remediation — PSCo must pay all or a portion of the cost to remediate sites where past activities of PSCo or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations including sites of former manufactured gas plants operated by PSCo, its predecessors, or other entities; and third party sites, such as landfills, to which PSCo is alleged to be a PRP that sent hazardous materials and wastes.  At Sept. 30, 2009, the liability for the cost of remediating these sites was estimated to be $1.7 million, of which $1.1 million was considered to be a current liability.

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

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  The EPA is in the process of developing a Maximum Achievable Control Technology (MACT) rule to replace CAMR.  The EPA is expected to propose the new MACT rule for electric generating units in 2010.  Colorado’s mercury rule requires mercury emission controls capable of achieving 80 percent capture be installed at the Pawnee Generating Station by 2012 and other specified units by 2014.  The expected cost estimate for the Pawnee Generating Station is $2.3 million for capital costs with an annual estimate of $1.4 million for absorbent expense.  PSCo is evaluating the mercury emission controls required to meet the state rule for the remaining units and is currently unable to provide a total capital cost estimate.

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

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In July 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of PSCo, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In October 2004, Xcel Energy and the other defendants filed a motion to dismiss the lawsuit. On Sept. 19, 2005, the court granted the motion to dismiss on constitutional grounds. Plaintiffs filed an appeal to the U.S. Court of Appeals for the Second Circuit. In June 2007, the Court of Appeals issued an order requesting the parties to file a letter brief regarding the impact of the United States Supreme Court’s decision in Massachusetts v. EPA, 127 S.Ct. 1438 (April 2, 2007) on the issues raised by the parties on appeal. Among other things, in its decision in Massachusetts v. EPA, the United States Supreme Court held that CO2 emissions are a “pollutant” subject to regulation by the EPA under the CAA. In July 2007, in response to the request of the Court of Appeals, the defendant utilities filed a letter brief stating the position that the United States Supreme Court’s decision supports the arguments raised by the utilities on appeal.  On Sept. 21, 2009, the Court of Appeals issued an opinion reversing the lower court decision.  Xcel Energy intends to file a petition for rehearing or rehearing en banc on or before Nov. 5, 2009.

Comer vs. Xcel Energy Inc. et al. — In April 2006, Xcel Energy, the parent company of PSCo, received notice of a purported class action lawsuit filed in U.S. District Court in the Southern District of Mississippi. The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.” Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane. Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims. In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds. In September 2007, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Fifth Circuit. Oral arguments were presented to the Court of Appeals on Aug. 6, 2008. Pursuant to the court’s order of Sept. 26, 2008, re-argument was held on Nov. 3, 2008. On Oct. 16, 2009, the U.S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court. It is anticipated that Xcel Energy will file a petition for rehearing or rehearing en banc.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of PSCo, and 23 other utilities, oil, gas and coal companies. The suit was brought on behalf of approximately 400 native Alaskans, the Inupiat Eskimo, who claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village. Plaintiffs claim that as a consequence, the entire village must be relocated at a cost of between $95 million and $400 million. Plaintiffs assert a nuisance claim under federal and state common law, as well as a claim asserting “concert of action” in which defendants are alleged to have engaged in tortious acts in concert with each other. Xcel Energy was not named in the civil conspiracy claim. Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss on June 30, 2008. On Oct. 15, 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  It is unknown whether plaintiffs intend to appeal this decision.

Comanche Unit 3 Clean Air Act Lawsuit — WildEarth Guardians (WEG) has filed a lawsuit against PSCo alleging that PSCo violated the CAA by constructing Comanche Unit 3 without a final MACT determination from the Colorado Department of Public Health and Environment, Air Pollution Control Division (APCD).  PSCo disputes these claims and has filed a motion to dismiss the suit.  Comanche Unit 3 was constructed with state-of-the-art emission controls and pursuant to a valid air permit issued by the APCD.  On Oct. 28, 2009, WEG filed a motion for a preliminary injunction, seeking to enjoin PSCo from constructing, modifying, or operating Comanche Unit 3 prior to receiving a final MACT determination.  PSCo strongly opposes the injunction.  Among other issues, PSCo believes that WEG has failed to establish a substantial likelihood of prevailing on the merits of the suit and that therefore, there is no valid legal basis upon which an injunction should be issued.

Employment, Tort and Commercial Litigation

Qwest vs. Xcel Energy Inc. — In June 2004, an employee of PSCo was seriously injured when a pole owned by Qwest malfunctioned. In September 2005, the employee commenced an action against Qwest in Colorado state court in Denver. In April 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo. Pursuant to this agreement, Qwest asserted PSCo had an affirmative duty to properly train and instruct its employees on pole safety, including testing the pole for soundness before climbing. In May 2006, PSCo filed a counterclaim against Qwest asserting Qwest had a duty to PSCo and an obligation under the contract to maintain its poles in a safe and serviceable condition. In May 2007, the matter was tried and the jury found Qwest solely liable for the accident and this determination resulted in an award of damages in the amount of approximately $90 million. On June 16, 2008, Qwest filed its appellate brief.  On April 30, 2009, the Colorado Court of Appeals affirmed the jury verdict insofar as it relates to claims asserted by Qwest against PSCo. Qwest subsequently filed a petition for rehearing with the Colorado Court of Appeals.  On May 28, 2009, the Colorado Court of Appeals denied Qwest’s request for rehearing.  Qwest ‘s petition for certiorari to the Colorado Supreme Court was filed June 26, 2009.  PSCo’s response brief was filed on July 27, 2009.  The matter has been fully briefed, and PSCo is awaiting a ruling from the Colorado Supreme Court.

Mallon vs. Xcel Energy Inc. — In August 2007, Xcel Energy, PSCo and PSR Investments, Inc. (PSRI) ( hereafter “ Plaintiffs”) commenced a lawsuit in Colorado state court against Theodore Mallon and TransFinancial Corporation seeking damages for, among other things, breach of contract and breach of fiduciary duties associated with the sale of Corporate Owned Life Insurance (COLI) policies. In May 2008, Plaintiffs filed an amended complaint that, among other things, adds Provident Life & Accident Insurance Company (Provident) as a defendant and asserts claims for breach of contract, unjust enrichment and fraudulent concealment against the insurance company. On June 23, 2008, Provident filed a motion to dismiss the complaint. On Oct. 22, 2008, the court granted Provident’s motion in part, but denied the motion with respect to a majority of the core causes of action asserted by Plaintiffs.  In September 2009, Plaintiffs reached a settlement with Mallon and TransFinancial Corporation. Pursuant to the terms of the agreement, Mallon agreed to pay Plaintiffs a specified amount and the parties agreed to mutually release each other from all claims.  Plaintiffs continue to prosecute their claims against Provident.  A trial concerning these claims is expected in early 2010.

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

In March 2008, OSHA proposed penalties totaling $189,900 for twenty-two serious violations and three willful violations arising out of the accident. In April 2008, Xcel Energy notified OSHA of its decision to contest all of the proposed citations. On May 28, 2008, the Secretary of Labor filed its complaint, and Xcel Energy subsequently filed its answer on June 17, 2008. The Court ordered this proceeding stayed until March 3, 2009 and subsequently extended the stay to October 2009. A lawsuit was filed in Colorado state court in Denver on behalf of four of the deceased workers and four of the injured workers (Foster, et. al. v. PSCo, et. al.). PSCo and Xcel Energy were named as defendants in that case, along with RPI Coatings and related companies and the two other contractors who also performed work in connection with the relining project at Cabin Creek. A second lawsuit (Ledbetter et. al vs. PSCo et. al) was also filed in Colorado state court in Denver on behalf of three employees allegedly injured in the accident. A third lawsuit was filed on behalf of one of the deceased RPI workers in the California state court (Aguirre v. RPI, et. al.), naming PSCo, RPI, and the two other contractors as defendants. The court subsequently dismissed the Aguirre lawsuit.  Settlements were subsequently reached in all three lawsuits. These confidential settlements are not expected to have a material effect on the financial statements of Xcel Energy or its subsidiaries.

On Aug. 28, 2009, the U. S. Government announced that Xcel Energy and PSCo have been charged with five misdemeanor counts in federal court in Colorado for violation of an OSHA regulation related to the accident at Cabin Creek in October 2007.  RPI Coatings, the contractor performing the work at the plant, and two individuals employed by RPI have also been indicted. On Sept. 22, 2009, both Xcel Energy and PSCo entered a not guilty plea, and both will vigorously defend against these charges.

Stone & Webster, Inc. vs. PSCo — On July 14, 2009, Stone & Webster, Inc. (Shaw) filed a complaint against PSCo in State District Court in Denver, Colo. for damages allegedly arising out of its construction work on the Comanche Unit 3 coal fired plant in Pueblo, Colo.  Shaw, a contractor retained to perform certain engineering, procurement and construction work on Comanche Unit 3, alleges, among other things, that PSCo was responsible for and mismanaged the construction of Comanche Unit 3.  Shaw further claims that this alleged mismanagement caused delays and damages in excess of $55 million.  The complaint also alleges that Xcel Energy and related entities, including PSCo, guaranteed Shaw $10 million in future profits under the terms of a 2003 settlement agreement.  Shaw alleges that it will not receive the $10 million to which it is entitled.  Accordingly, Shaw seeks an amount up to $10 million relating to the 2003 settlement agreement.  PSCo denies these allegations and believes the claims are without merit.  PSCo filed an answer and counterclaim in August 2009, denying the allegations in the complaint and alleging that Shaw has failed to discharge its contractual obligations and has caused delays, and that PSCo is entitled, among other things, to liquidated damages and excess costs incurred.  It is not anticipated that this lawsuit will affect Comanche Unit 3’s scheduled in-service date.

7.              Short-Term Borrowings and Other Financing Instruments

Commercial Paper — At Dec. 31, 2008, PSCo had commercial paper outstanding of $40.0 million with a weighted average interest rate of 1.55 percent.  At Sept. 30, 2009, PSCo had no commercial paper outstanding.  At Sept. 30, 2009 and Dec. 31, 2008, PSCo had board approval to issue up to $700 million of commercial paper.

Money Pool — Xcel Energy has established a utility money pool arrangement that allows for short-term loans between the utility subsidiaries and from the holding company to the utility subsidiaries at market-based interest rates. The utility money pool arrangement does not allow loans from the utility subsidiaries to the holding company.  PSCo has approval to borrow up to $250 million under the arrangement.  At Sept. 30, 2009, and Dec. 31, 2008, PSCo had money pool loans outstanding of $27.0 million and money pool borrowings of $41.0 million, respectively.  The weighted average interest rates at Sept. 30, 2009 and Dec. 31, 2008, were 0.12 percent and 3.48 percent, respectively.

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

In 1999, WYCO was formed as a joint venture with Colorado Interstate Gas Company (CIG) to develop and lease natural gas pipeline, storage, and compression facilities.  Xcel Energy has a 50 percent ownership interest in WYCO.  In June 2009, having achieved certain phases of construction, WYCO’s Totem gas storage facilities (Totem) were placed in service.  WYCO will lease Totem to CIG, and CIG will operate the facilities, providing natural gas storage services to PSCo under a service arrangement that commenced on July 1, 2009.

PSCo’s service arrangement with CIG is accounted for as a capital lease in accordance with the authoritative guidance on lease accounting.  As a result, PSCo recorded a $134 million capital lease obligation as of Sept. 30, 2009.  WYCO is expected to incur approximately $20 million of additional construction costs to complete construction and make Totem operational at full storage capacity.

9.              Derivative Instruments

Effective Jan. 1, 2009, PSCo adopted new guidance on disclosures about derivative instruments and hedging activities contained in ASC 815 Derivatives and Hedging, which requires additional disclosures regarding why an entity uses derivative instruments, the volume of an entity’s derivative activities, the fair value amounts recorded to the consolidated balance sheet for derivatives, the gains and losses on derivative instruments included in the consolidated statement of income or deferred, and information regarding certain credit-risk-related contingent features in derivative contracts.

PSCo enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to reduce risk in connection with changes in interest rates, utility commodity prices and vehicle fuel prices.  See additional information pertaining to the valuation of derivative instruments in Note 11 to the consolidated financial statements.

Interest Rate Derivatives — PSCo enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for a specific period.  These derivative instruments are generally designated as cash flow hedges for accounting purposes.

At Sept. 30, 2009, accumulated other comprehensive income related to interest rate derivatives included $1.5 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Commodity Derivatives — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, gas for resale, and vehicle fuel.

At Sept. 30, 2009, PSCo had various utility commodity and vehicle fuel related contracts designated as cash flow hedges extending through December 2012. PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2009 and 2008.

At Sept. 30, 2009, PSCo had $2.0 million of net losses in accumulated other comprehensive income related to utility commodity and vehicle fuel cash flow hedges of which $1.7 million is expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in income.

PSCo had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2009.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for the period.

The following table shows the major components of derivative instruments valuation in the consolidated balance sheets:

	Sept. 30, 2009		Dec. 31, 2008
	Derivative	Derivative	Derivative	Derivative
	Instruments	Instruments	Instruments	Instruments
	Valuation -	Valuation -	Valuation -	Valuation -
(Thousands of Dollars)	Assets	Liabilities	Assets	Liabilities
Long term purchased power agreements	$123,388	$58,698	$137,334	$66,986
Commodity derivatives	39,380	14,426	4,993	23,916
Total	$162,768	$73,124	$142,327	$90,902

In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting contained in ASC 815 Derivatives and Hedging, PSCo began recording several long-term purchased power agreements at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms in the respective jurisdictions, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, PSCo qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following tables:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive income related to cash flow hedges at July 1	$8,021	$11,857
After-tax net unrealized losses related to derivatives accounted for as hedges	(75)	(1,296)
After-tax net realized gains on derivative transactions reclassified into earnings	(15)	(384)
Accumulated other comprehensive income related to cash flow hedges at Sept. 30	$7,931	$10,177

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$7,628	$12,447
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	131	(1,120)
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	172	(1,150)
Accumulated other comprehensive income related to cash flow hedges at Sept. 30	$7,931	$10,177

The following tables detail the fair value of commodity and interest rate derivatives recorded to derivative instruments valuation in the consolidated balance sheet, by category:

	Sept. 30, 2009
			Derivative
		Counterparty	Instruments
(Thousands of Dollars)	Fair Value	Netting (a)	Valuation

Current derivative assets
Other derivative instruments:
Trading commodity	$8,421	$(6,399)	$2,022
Natural gas commodity	24,370	729	25,099
Total current derivative assets	$32,791	$(5,670)	$27,121

Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$38	$—	$38
Other derivative instruments:
Trading commodity	4,333	133	4,466
Natural gas commodity	7,605	150	7,755
	11,938	283	12,221
Total noncurrent derivative assets	$11,976	$283	$12,259

	Sept. 30, 2009
			Derivative
		Counterparty	Instruments
(Thousands of Dollars)	Fair Value	Netting (a)	Valuation

Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$1,837	$—	$1,837
Other derivative instruments:
Trading commodity	9,061	(8,763)	298
Natural gas commodity	8,255	728	8,983
	17,316	(8,035)	9,281
Total current derivative liabilities	$19,153	$(8,035)	$11,118

Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$400	$—	$400
Other derivative instruments:
Trading commodity	2,627	131	2,758
Natural gas commodity	—	150	150
	2,627	281	2,908
Total noncurrent derivative liabilities	$3,027	$281	$3,308

(a)

ASC 815, Derivatives and Hedging, permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between PSCo and a counterparty. A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

The following table details the impact of derivative activity during the three months and nine months ended Sept. 30, 2009, on other comprehensive income, regulatory assets and liabilities, and income:

	Three Months Ended Sept. 30, 2009
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into Income				Pre-Tax Gains
	During the Period in:		During the Period from:				(Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Loss)	Liabilities	Income		Liabilities		in Income

Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(588	)(d)	$—		$—
Natural gas commodity	—	1,457	—		202	(c)	—
Vehicle fuel and other commodity	(122)	—	574	(a)	—		—
	$(122)	$1,457	$(14)		$202		$—

Other derivative instruments
Trading commodity	$—	$—	$—		$—		$(350	)(b)
Natural gas commodity	—	39,815	—		1,325	(c)	—
	$—	$39,815	$—		$1,325		$(350)

	Nine Months Ended Sept. 30, 2009
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into Income				Pre-Tax Gains
	During the Period in:		During the Period from:				(Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Loss)	Liabilities	Income		Liabilities		in Income

Derivatives designated as cash flow hedges
Interest rate	$(632)	$—	$(1,773	)(d)	$—		$—
Natural gas commodity	—	(14,641)	—		66,311	(c)	(22,243	)(c)
Vehicle fuel and other commodity	843	—	2,060	(a)	—		—
	$211	$(14,641)	$287		$66,311		$(22,243)

Other derivative instruments
Trading commodity	$—	$—	$—		$—		$2,193	(b)
Natural gas commodity	—	31,613	—		1,341	(c)	—
	$—	$31,613	$—		$1,341		$2,193

(a)	Recorded to other operating and maintenance expenses.
(b)	Recorded to electric operating revenues.
(c)

Recorded to cost of natural gas sold and transported; these derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

(d)	Recorded to interest charges.

At Sept. 30, 2009, commodity derivatives recorded to derivative instruments valuation included derivative contracts with gross notional amounts of approximately 7,503,000-megawatt (MW) hours of electricity, 67,366,000 MMBtu of natural gas, and 1,900,000 gallons of vehicle fuel.  These amounts reflect the gross notional amounts of futures and forwards, and are not reflective of net positions in the underlying commodities.  Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Credit Related Contingent Features — Contract provisions of the derivative instruments that PSCO enters into may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit rating.  At Sept. 30, 2009, if the credit rating of PSCo were downgraded below investment grade, no contracts underlying PSCo’s derivative liabilities would require the posting of collateral or settlement of the contract upon the downgrade.

Certain of PSCo’s derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  As of Sept. 30, 2009, PSCo had no collateral posted related to adequate assurance clauses in derivative contracts.

10.       Financial Instruments

The estimated fair values of PSCo’s recorded financial instruments are as follows:

	Sept. 30, 2009		Dec. 31, 2008
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Other investments	$8	$8	$2	$2
Long-term debt, including current portion	2,821,402	3,137,529	2,490,761	2,654,256

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

The fair value estimates presented are based on information available to management as of Sept. 30, 2009 and Dec. 31, 2008.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2009 and Dec. 31, 2008, there were $4.5 million and $4.9 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

11.       Fair Value Measurements

Effective Jan. 1, 2008, PSCo adopted new guidance for recurring fair value measurements contained in ASC 820 Fair Value Measurements and Disclosures which provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value. A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value was established by this guidance. The three levels in the hierarchy and examples of each level are as follows:

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

The following tables present, for each of these hierarchy levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis:

	Sept. 30, 2009
				Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting	Net Balance
Commodity derivative assets	$—	$41,423	$3,344	$(5,387)	$39,380
Commodity derivative liabilities	—	20,525	1,655	(7,754)	14,426

	Dec. 31, 2008
				Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Netting	Net Balance
Commodity derivative assets	$—	$12,607	$1,358	$(8,972)	$4,993
Commodity derivative liabilities	—	55,935	1,384	(33,403)	23,916

The following tables present the changes in Level 3 net commodity derivatives for the three and nine months ended Sept. 30:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008
Balance July 1	$2,673	$2,508
Purchases, issuances, and settlements, net	(1,291)	(2,011)
Transfers into Level 3	481	—
(Losses) gains recognized in earnings	(1,030)	1,635
Gains recognized as regulatory assets and liabilities	856	—
Balance Sept. 30	$1,689	$2,132

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008
Balance Jan. 1	$(26)	$4,121
Purchases, issuances, and settlements, net	(2,463)	(3,615)
Transfers into Level 3	1,069	—
Gains recognized in earnings	1,725	1,626
Gains recognized as regulatory assets and liabilities	1,384	—
Balance Sept. 30	$1,689	$2,132

Losses on Level 3 commodity derivatives recognized in earnings for the three months ended Sept. 30, 2009 include $1.0 million of net unrealized losses relating to commodity derivatives held at Sept. 30, 2009.  Gains on Level 3 commodity derivatives recognized in earnings for the nine months ended Sept. 30, 2009 included $1.7 million of net unrealized gains relating to commodity derivatives held at Sept. 30, 2009. Gains on Level 3 commodity derivatives recognized in earnings for the three and nine months ended Sept. 30, 2008, include $0.6 million and $1.1 million, respectively, of net unrealized gains relating to commodity derivatives held at Sept. 30, 2008.  Realized and unrealized gains and losses on commodity trading activities are included in electric revenues.  Realized and unrealized gains and losses on non-trading derivative instruments are recorded in other comprehensive income or deferred as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.

12.               Other Income (Expense), Net

Other income (expense), net, consisted of the following:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008	2009	2008
Interest income	$1,034	$2,470	$2,101	$6,024
Other nonoperating income	297	531	2,751	2,310
Insurance policy (expenses) income	(585)	185	(1,048)	2,163
Other nonoperating expenses	(319)	—	(396)	—
Other income, net	$427	$3,186	$3,408	$10,497

13.     Segment Information

PSCo has two reportable segments, regulated electric and regulated natural gas.  Commodity trading operations are not a reportable segment and are included in the regulated electric segment.

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended Sept. 30, 2009
Revenues from:
External customers	$771,663	$109,398	$6,899	$—	$887,960
Internal customers	36	5	—	(41)	—
Total revenues	$771,699	$109,403	$6,899	$(41)	$887,960
Segment net income	$86,421	$3,113	$1,690	$—	$91,224

Three Months Ended Sept. 30, 2008
Revenues from:
External customers	$924,900	$154,130	$6,697	$—	$1,085,727
Internal customers	52	10	—	(62)	—
Total revenues	$924,952	$154,140	$6,697	$(62)	$1,085,727
Segment net income	$75,308	$8,065	$2,908	$—	$86,281

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Nine Months Ended Sept. 30, 2009
Revenues from:
External customers	$1,957,473	$678,013	$24,045	$—	$2,659,531
Internal customers	182	52	—	(234)	—
Total revenues	$1,957,655	$678,065	$24,045	$(234)	$2,659,531
Segment net income	$173,480	$45,968	$10,610	$—	$230,058

Nine Months Ended Sept. 30, 2008
Revenues from:
External customers	$2,317,753	$966,384	$25,375	$—	$3,309,512
Internal customers	182	78	—	(260)	—
Total revenues	$2,317,935	$966,462	$25,375	$(260)	$3,309,512
Segment net income	$177,377	$59,043	$10,504	$—	$246,924

14.               Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2009	2008	2009	2008
Net income	$91,224	$86,281	$230,058	$246,924
Other comprehensive (loss) income:
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(75)	(1,296)	131	(1,120)
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(15)	(384)	172	(1,150)
Other comprehensive (loss) income	(90)	(1,680)	303	(2,270)
Comprehensive income	$91,134	$84,601	$230,361	$244,654

15.    Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30,
	2009	2008	2009	2008
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$16,365	$15,851	$1,166	$1,338
Interest cost	42,448	42,630	12,603	12,720
Expected return on plan assets	(64,135)	(68,584)	(5,694)	(7,963)
Amortization of transition obligation	—	—	3,611	3,644
Amortization of prior service cost (credit)	6,155	5,166	(681)	(544)
Amortization of net loss	3,114	3,185	4,832	2,875
Net periodic benefit cost (credit)	3,947	(1,752)	15,837	12,070
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(723)	2,258	972	972
Net benefit cost recognized for financial reporting	$3,224	$506	$16,809	$13,042

PSCo
Net periodic benefit cost	$3,462	$2,969	$10,069	$6,747
Additional cost recognized due to the effects of regulation	—	—	972	972
Net benefit cost recognized for financial reporting	$3,462	$2,969	$11,041	$7,719

	Nine Months Ended Sept. 30,
	2009	2008	2009	2008
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy Inc.
Service cost	$49,095	$47,553	$3,499	$4,013
Interest cost	127,343	127,890	37,809	38,160
Expected return on plan assets	(192,404)	(205,753)	(17,082)	(23,888)
Amortization of transition obligation	—	—	10,833	10,932
Amortization of prior service cost (credit)	18,464	15,498	(2,044)	(1,632)
Amortization of net loss	9,342	9,555	14,497	8,624
Net periodic benefit cost (credit)	11,840	(5,257)	47,512	36,209
(Cost) credits not recognized and additional cost recognized due to the effects of regulation	(2,169)	6,775	2,918	2,918
Net benefit cost recognized for financial reporting	$9,671	$1,518	$50,430	$39,127

PSCo
Net periodic benefit cost	$10,385	$8,908	$30,208	$20,242
Additional cost recognized due to the effects of regulation	—	—	2,918	2,918
Net benefit cost recognized for financial reporting	$10,385	$8,908	$33,126	$23,160

During 2009, voluntary contributions were made by Xcel Energy to the New Century Energies Inc. Retirement Plan for PSCo Bargaining Unit Employees and Former Non Bargaining Unit Employees (PSCo Bargaining Plan) of $1.5 million.  In addition, voluntary contributions were made by PSCo to the PSCo Bargaining Plan of $71.6 million and to the Xcel Energy Inc. Non Bargaining Pension Plan (South) of $18.3 million.

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

Forward-Looking Information

The following discussion and analysis by management focuses on those factors that had a material effect on PSCo’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited financial statements and the related notes to the consolidated financial statements.  Due to the seasonality of PSCo’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2008, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2009.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2008.  Commodity price and interest rate risks for PSCo are mitigated in most jurisdictions due to cost-based rate regulation.

Continued distress in the financial markets may impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as PSCo’s ability to earn a return on short-term investments of excess cash.  As of Sept. 30, 2009, there have been no material changes to market risks from that set forth in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2008.

Management Changes

Tim Taylor, President and Chief Executive Officer (CEO) of PSCo, has announced that he will retire effective Dec. 31, 2009.

Results of Operations

PSCo’s net income was approximately $230.1 million for the first nine months of 2009, compared with approximately $246.9 million for the first nine months of 2008.

Electric Revenues and Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  Due to fuel and purchased energy cost-recovery mechanisms for customers, fluctuations in these costs do not materially affect electric margin.

Electric — The following tables detail the electric revenues and margin:

	Nine months Ended Sept. 30,
(Millions of Dollars)	2009	2008
Electric revenues	$1,957	$2,318
Electric fuel and purchased power	(1,006)	(1,430)
Electric margin	$951	$888

The following summarizes the components of the changes in electric revenues and margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2009 vs. 2008
Fuel and purchased power cost recovery	$(367)
Trading	(52)
Estimated impact of weather	(18)
Firm wholesale	(5)
DSM revenues (generally offset by expense)	52
Retail rate increase	31
Retail sales growth (excluding weather impact)	4
Other, net	(6)
Total decrease in electric revenues	$(361)

Electric Margin

(Millions of Dollars)	2009 vs. 2008
DSM revenues (generally offset by expense)	$52
Retail rate increase	31
Trading	7
Retail sales growth (excluding weather impact)	4
Estimated impact of weather	(18)
Fuel handling and procurement	(3)
Purchased capacity costs	(3)
Other, net	(7)
Total increase in electric margin	$63

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

Natural Gas — The following tables detail the natural gas revenues and margin:

	Nine months Ended Sept. 30,
(Millions of Dollars)	2009	2008
Natural gas revenues	$678	$966
Cost of natural gas sold and transported	(416)	(694)
Natural gas margin	$262	$272

The following summarizes the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2009 vs. 2008
Purchased natural gas cost recovery	$(277)
Estimated impact of weather	(9)
Sales mix	(3)
Transportation	(1)
DSM revenues (generally offset by expense)	9
Other, net	(7)
Total decrease in natural gas revenues	$(288)

Natural Gas Margin

(Millions of Dollars)	2009 vs. 2008
Estimated impact of weather	$(9)
Sales mix	(3)
Transportation	(2)
DSM revenues (generally offset by expense)	9
Other, net	(5)
Total decrease in natural gas margin	$(10)

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first nine months of 2009 increased $5.6 million, or 1.2 percent, compared with the first nine months of 2008.  The following summarizes the components of the changes for the nine months ended Sept. 30:

(Millions of Dollars)	2009 vs. 2008
Higher employee benefit costs	$16
Lower consulting costs	(5)
Lower material costs	(3)
Other (including contract labor and employee expenses)	(2)
Total increase in other operating and maintenance expenses	$6

Demand Side Management (DSM) Program Expenses — DSM program expenses increased by approximately $50.8 million for the first nine months of 2009, compared with the first nine months of 2008.  The higher expense is attributable to the ongoing expansion of such programs as designed, in part, to meet certain regulatory commitments in Colorado.

Other Income, Net  — Other income, net, decreased by approximately $7.1 million for the first nine months of 2009, compared with the first nine months of 2008, primarily due to lower interest income and a life insurance policy experience refund received in 2008.

Allowance for Funds Used During Construction, Equity and Debt (AFDC) — AFDC increased by approximately $5.6 million, or 14.4 percent, for the first nine months of 2009, compared with the first nine months of 2008.  This increase was primarily due to the ongoing construction of Comanche Unit 3, which is expected to be completed in the fourth quarter.

Interest Charges — Interest charges increased by approximately $11.6 million, or 10.2 percent, for the first nine months of 2009, compared with the first nine months of 2008, primarily due to increased long-term borrowings, partially offset by lower short-term borrowings.

Income Taxes — Income tax expense decreased by $5.7 million for the first nine months of 2009, compared with the first nine months of 2008.  The decrease in income tax expense was primarily due to a decrease in pretax income. The effective tax rate was 34.4 percent for the first nine months of 2009, compared with 33.8 percent for the same period in 2008. The higher effective tax rate for the first nine months of 2009 was primarily due to additional state unitary tax expense in 2009.  Excluding the additional state tax expense, the effective tax rate for the first nine months of 2009 would have been 33.9 percent.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

PSCo Resource Plan — In November 2007, PSCo filed the Colorado Resource Plan, which details the type and amount of resources that will be added to the system for an eight year resource acquisition period through 2015.  The CPUC issued its order in September 2008, which approved the following:

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

PSCo acquired 174 MW of wind resources and 19 MW of central station photovoltaic (PV) through separate requests for proposal and those contracts were specifically approved by the CPUC.  In January 2009, PSCo issued an all-source request for proposals to fill the approved resource plan.  Bids were received in April 2009, and PSCo filed its bid evaluation report (120-day all-source report) with the CPUC in August 2009.

In October 2009, the CPUC approved the acquisitions of the resources identified in the 120 day all-source report.  With minor modification, the CPUC adopted PSCo’s preferred plan which includes an incremental 900 MW of additional intermittent renewable energy resources (wind and PV solar) and approximately 280 MW of “new technology” renewable energy sources.  The CPUC approved the negotiation of purchased power contracts from a pool of PV solar bidders, rather than designate certain bidders.  The CPUC approved the selection of about 800 MW of traditional gas-fired resources.  The CPUC preferred to follow the normal course of business whereby PSCo would file its next resource plan in the fall of 2011 rather than making an interim filing in 2010.  A final order is due out early November 2009.

San Luis Valley-Calumet-Comanche Transmission Project — PSCo and Tri-State Generation and Transmission Association filed a joint application for a certificate of need and public convenience (CPCN) in May 2009.  The project consists of four components of both 230 KV and 345 KV line and substation construction.  The line is intended to assist in bringing solar power in the San Luis Valley to load.  The line is expected to be placed in-service in 2013 if no significant issues in the siting and permitting of the line are encountered.  Several landowners are opposing this transmission line, including two large ranches.  Opposing testimony is scheduled to be filed on Oct. 28, 2009.  Hearings are scheduled for mid-December 2009, with a final order to issue in February 2010.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices, and certain other activities of Xcel Energy’s utility subsidiaries, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards.  State and local agencies have jurisdiction over many of PSCo’s utility activities, including regulation of retail rates and environmental matters.  See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2008.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

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

In 2008, PSCo filed self-reports with the WECC relating to failure to complete certain generation station battery tests, relay maintenance intervals and certain critical infrastructure protection standards.  In August and September of 2009, PSCo reached agreement with the WECC that would resolve all open audit findings and self reports by payment of a non-material penalty.  PSCo is in the process of developing a definitive settlement agreement.  This settlement agreement will be subject to NERC and FERC approval.

Item 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 (Exchange Act) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by us in reports under the Exchange Act is accumulated and communicated to management, including the CEO and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of the end of the period covered by this report, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of our disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

We may be subject to litigation, legislative and regulatory responses to climate change, with which compliance could be difficult and costly.

Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk.  Increased public awareness and concern may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs.  Numerous states have announced or adopted programs to stabilize and reduce GHG and federal legislation has been introduced in both houses of Congress.  Likewise, the EPA has drafted regulations pursuant to which GHGs from certain stationary sources would be regulated under the Clean Air Act by March 2010.  PSCo’s electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years. Xcel Energy, the parent company of PSCo, is also currently a party to climate change lawsuits and may be subject to additional climate change lawsuits, including lawsuits similar to those described in the Note 6 Commitments and Contingent Liabilities, in our Notes to our Consolidated Financial Statements.  While Xcel Energy believes such lawsuits are without merit, an adverse outcome in any of these cases could require substantial capital expenditures that cannot be determined at this time and could possibly require payment of substantial penalties or damages.   Defense costs associated with such litigation can also be significant.  Such payments or expenditures could affect results of operations, cash flows, and financial condition if such costs are not recovered through regulated rates.

Many of the federal and state climate change legislative proposals, such as ACES, use a “cap and trade” policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap.  Under the proposals, the cap becomes more stringent with the passage of time.  The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year.  The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emissions allowances for their own operations.  Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions.  The impact of legislation and regulations, including a “cap and trade” structure, on PSCo and its customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices.  Another important factor is PSCo’s ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed.  We may not recover all costs related to complying with regulatory requirements imposed on PSCo.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the operating and maintenance costs incurred to comply with the mandates, it could have a material adverse effect on our results of operations.

For further discussion see Note 6 to the consolidated financial statements.

Item 6. Exhibits

* Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998 (Form 10-K, Dec. 31, 1998, Exhibit 3(a)(1)).
3.02*	By-laws dated Nov. 20, 1997 (For 10-K, Dec. 31, 1997, Exhibit 3(b)(1)).
10.01*	Credit Agreement dated Dec. 14, 2006 between PSCo and various lenders (Exhibit 10.03 to Form 10-Q of Xcel Energy dated Oct. 30, 2009 (file no. 001-03034)).
31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized on Nov. 2, 2009.

Public Service Company of Colorado

(Registrant)

/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller
-
/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer