Form 10-Q
period 2010-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2010-04-30
CIK 81018

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2010
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Operating revenues
Electric	$723,634	$597,343
Natural gas	466,283	395,121
Steam and other	12,780	10,014
Total operating revenues	1,202,697	1,002,478

Operating expenses
Electric fuel and purchased power	373,851	307,269
Cost of natural gas sold and transported	340,709	282,436
Cost of sales — steam and other	6,073	4,008
Other operating and maintenance expenses	155,693	154,890
Demand side management program expenses	33,711	26,156
Depreciation and amortization	66,966	62,547
Taxes (other than income taxes)	24,616	23,189
Total operating expenses	1,001,619	860,495

Operating income	201,078	141,983

Other income, net	556	869
Allowance for funds used during construction — equity	2,978	10,135

Interest charges and financing costs
Interest charges — includes other financing costs of $1,397 and $1,386, respectively	45,813	40,352
Allowance for funds used during construction — debt	(1,665)	(4,962)
Total interest charges and financing costs	44,148	35,390

Income before income taxes	160,464	117,597
Income taxes	76,214	39,309
Net income	$84,250	$78,288

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(amounts in thousands of dollars)

	Three Months Ended March 31,
	2010	2009
Operating activities
Net income	$84,250	$78,288
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	68,163	64,717
Demand side management program expenses	7,281	6,531
Deferred income taxes	36,989	53,408
Amortization of investment tax credits	(584)	(624)
Allowance for equity funds used during construction	(2,978)	(10,135)
Net realized and unrealized hedging and derivative transactions	(10,048)	30,384
Changes in operating assets and liabilities:
Accounts receivable	5,822	55,175
Accrued unbilled revenues	100,139	161,123
Recoverable purchased natural gas and electric energy costs	(27,484)	(13,630)
Inventories	51,746	51,251
Prepayments and other	43,613	1,071
Accounts payable	(120,659)	(163,036)
Deferred electric energy costs	(5,952)	(93,906)
Net regulatory assets and liabilities	17,157	8,906
Other current liabilities	55,578	7,504
Change in other noncurrent assets	(1,489)	1,114
Change in other noncurrent liabilities	(12,122)	(6,974)
Net cash provided by operating activities	289,422	231,167

Investing activities
Utility capital/construction expenditures	(115,890)	(133,177)
Allowance for equity funds used during construction	2,978	10,135
Net cash used in investing activities	(112,912)	(123,042)

Financing activities
Repayment of short-term borrowings, net	(59,000)	(40,000)
Repayment of long-term debt, including reacquisition premiums	—	(377)
Borrowings under utility money pool arrangement	147,900	285,500
Repayments under utility money pool arrangement	(224,900)	(307,500)
Capital contributions from parent	—	20,000
Dividends paid to parent	(65,822)	(67,417)
Net cash used in financing activities	(201,822)	(109,794)

Net decrease in cash and cash equivalents	(25,312)	(1,669)
Cash and cash equivalents at beginning of period	33,429	11,198
Cash and cash equivalents at end of period	$8,117	$9,529

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(34,225)	$(40,512)
Cash received for income taxes, net	35,514	3,555
Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$9,799	$9,129

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(amounts in thousands of dollars)

	March 31, 2010	Dec. 31, 2009
Assets
Current assets
Cash and cash equivalents	$8,117	$33,429
Accounts receivable, net	348,399	330,279
Accounts receivable from affiliates	20,881	33,396
Accrued unbilled revenues	213,814	313,953
Recoverable purchased natural gas and electric energy costs	52,641	25,157
Inventories	201,902	253,648
Deferred income taxes	61,264	81,980
Derivative instruments valuation	15,829	28,704
Prepayments and other	15,355	58,968
Total current assets	938,202	1,159,514

Property, plant and equipment, net	8,151,564	8,104,841

Other assets
Regulatory assets	832,486	827,311
Derivative instruments valuation	86,179	104,664
Other	52,583	47,175
Total other assets	971,248	979,150
Total assets	$10,061,014	$10,243,505

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$4,620	$3,964
Short-term debt	36,000	95,000
Borrowings under utility money pool arrangement	7,000	84,000
Accounts payable	311,433	422,276
Accounts payable to affiliates	27,410	40,758
Deferred electric energy costs	58,600	64,552
Taxes accrued	130,340	80,303
Dividends payable to parent	66,655	65,822
Derivative instruments valuation	20,420	18,285
Accrued interest.	51,968	47,300
Other	67,816	67,692
Total current liabilities	782,262	989,952

Deferred credits and other liabilities
Deferred income taxes	1,464,350	1,447,143
Deferred investment tax credits	49,447	50,031
Regulatory liabilities	496,643	510,491
Pension and employee benefit obligations	253,532	257,881
Customer advances	262,461	271,171
Derivative instruments valuation	46,500	49,587
Asset retirement obligations	66,193	65,160
Other	53,168	31,287
Total deferred credits and other liabilities	2,692,294	2,682,751

Commitments and contingent liabilities
Capitalization
Long-term debt	2,823,157	2,824,988
Common stock — authorized 100 shares of $0.01 par value; outstanding 100 shares	—	—
Additional paid-in capital	2,995,470	2,995,470
Retained earnings	759,838	742,243
Accumulated other comprehensive income	7,993	8,101
Total common stockholder’s equity	3,763,301	3,745,814
Total liabilities and equity	$10,061,014	$10,243,505

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES

Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of March 31, 2010 and Dec. 31, 2009; the results of its operations for the three months ended March 31, 2010 and 2009; and its cash flows for the three months ended March 31, 2010 and 2009.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2010 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2009 balance sheet information has been derived from the audited 2009 financial statements.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2009, filed with the SEC on March 1, 2010.  Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.              Summary of Significant Accounting Policies

Except to the extent updated or described below, the significant accounting policies set forth in Note 1 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2009, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

Reclassifications — Demand side management program expenses for the three months ended March 31, 2009 were reclassified as a separate item from depreciation and amortization expenses within the consolidated statements of cash flows.  The reclassification did not have an impact on net cash provided by operating activities.

2.              Accounting Pronouncements

Recently Adopted

Consolidation of Variable Interest Entities — In June 2009, the Financial Accounting Standards Board (FASB) issued new guidance on consolidation of variable interest entities. The guidance affects various elements of consolidation, including the determination of whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary. These updates to the FASB Accounting Standards Codification (ASC or Codification) are effective for interim and annual periods beginning after Nov. 15, 2009.  PSCo implemented the guidance on Jan. 1, 2010, and the implementation did not have a material impact on its consolidated financial statements.  For further information and required disclosures regarding variable interest entities, see Note 6 to the consolidated financial statements.

Fair Value Measurement Disclosures — In January 2010, the FASB issued Fair Value Measurements and Disclosures (Topic 820) — Improving Disclosures about Fair Value Measurements (Accounting Standards Update (ASU) No. 2010-06), which updates the Codification to require new disclosures for assets and liabilities measured at fair value. The requirements include expanded disclosure of valuation methodologies for fair value measurements, transfers between levels of the fair value hierarchy, and gross rather than net presentation of certain changes in Level 3 fair value measurements. The updates to the Codification contained in ASU No. 2010-06 were effective for interim and annual periods beginning after Dec. 15, 2009, except for requirements related to gross presentation of certain changes in Level 3 fair value measurements, which are effective for interim and annual periods beginning after Dec. 15, 2010.  PSCo implemented the portions of the guidance required on Jan. 1, 2010, and the implementation did not have a material impact on its consolidated financial statements.  For further information and required disclosures, see Note 8 to the consolidated financial statements.

3.              Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2010	Dec. 31, 2009
Accounts receivable, net
Accounts receivable	$372,232	$354,428
Less allowance for bad debts	(23,833)	(24,149)
	$348,399	$330,279
Inventories
Materials and supplies	$47,367	$45,809
Fuel	93,776	96,964
Natural gas	60,759	110,875
	$201,902	$253,648
Property, plant and equipment, net
Electric plant	$7,682,043	$7,635,325
Natural gas plant	2,160,775	2,133,116
Common and other property	738,626	731,511
Construction work in progress	1,053,623	1,038,013
Total property, plant and equipment	11,635,067	11,537,965
Less accumulated depreciation	(3,483,503)	(3,433,124)
	$8,151,564	$8,104,841

4.                 Income Taxes

Corporate Owned Life Insurance (COLI) — In 2007, Xcel Energy and the U. S. government settled an ongoing dispute regarding PSCo’s right to deduct interest expense on policy loans related to its COLI program that insured lives of certain PSCo employees.  These COLI policies were owned and managed by P.S.R. Investments, Inc. (PSRI), a wholly owned subsidiary of PSCo.  Xcel Energy paid the U. S. government a total of $64.4 million in settlement of the U. S. government’s claims for tax, penalty, and interest for tax years 1993 through 2007.  Xcel Energy surrendered the policies to its insurer on Oct. 31, 2007, without recognizing a taxable gain.  As a result of the settlement, the lawsuit filed by Xcel Energy in the United States District Court has been dismissed and the Tax Court proceedings are in the process of being dismissed.

As part of the Tax Court proceedings, during the first quarter of 2010, Xcel Energy and the IRS (Internal Revenue Service) reached an agreement in principle after a two year financial reconciliation of  Xcel Energy’s statements of account, dating back to tax year 1993.  This tax and interest analysis required a comprehensive review of all of Xcel Energy’s tax filings since 1993.  Upon completion of this review, PSRI recorded a net non-recurring adjustment of approximately $10 million (including $7.7 million tax expense and $2.3 million interest expense, net of tax).  Xcel Energy anticipates that the Tax Court proceedings will be dismissed in 2010.

Medicare Part D Subsidy Reimbursements — In March 2010, the Patient Protection and Affordable Care Act was signed into law.  The law includes provisions to generate tax revenue to help offset the cost of the new legislation.  One of these provisions reduces the deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage, beginning in 2013.  Based on this provision, PSCo is subject to additional taxes and is required to reverse previously recorded tax benefits in the period of enactment.

As a result, PSCo expensed approximately $9.9 million of previously recognized tax benefits relating to Medicare Part D subsidies during the first quarter of 2010.  PSCo does not expect the $9.9 million of additional tax expense to recur in future periods.  However, the 2010 effective tax rate will increase due to additional tax expense of approximately $2.0 million associated with current year retiree health care accruals.

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In the first quarter of 2010, the IRS completed an examination of Xcel Energy’s federal income tax returns of tax years 2006 and 2007. The IRS did not propose any material adjustments for those tax years. The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expires on Aug. 28, 2010.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2010, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2004. There currently are no state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual effective tax rate (ETR). In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Unrecognized tax benefit - Permanent tax positions	$1.0	$1.0
Unrecognized tax benefit - Temporary tax positions	6.0	6.2
Unrecognized tax benefit balance	$7.0	$7.2

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards were as follows:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Tax benefits associated with NOL and tax credit carryforward	$(4.2)	$(4.0)

The decrease in the unrecognized tax benefit balance of $0.2 million from Dec. 31, 2009 to March 31, 2010 was due to recently provided guidance pertaining to plant-related uncertain tax positions, partially offset by the addition of similar uncertain tax positions related to ongoing activity. PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months when the IRS and state audits resume. At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits is as follows:

(Millions of Dollars)	2010	2009
Payable for interest related to unrecognized tax benefits at Jan. 1	$(0.1)	$(0.4)
Interest expense related to unrecognized tax benefits	—	(0.1)
Payable for interest related to unrecognized tax benefits at March 31	$(0.1)	$(0.5)

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2010 or Dec. 31, 2009.

5.              Rate Matters

Except to the extent noted below, the circumstances set forth in Note 14 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2009 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Base Rate

PSCo 2010 Electric Rate Case — In May 2009, PSCo filed with the CPUC a request to increase Colorado electric rates by $180.2 million, or 6.8 percent, effective in 2010.  The request was based on a 2010 forecast test year, an 11.25 percent return on equity (ROE), a rate base of $4.4 billion and an equity ratio of 58.05 percent.  In October 2009, PSCo filed rebuttal testimony and revised the requested rate increase to $177.4 million.

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

In December 2009, due to the delay in Comanche Unit 3 coming online, the CPUC approved PSCo’s proposal to phase in the approved electric rate increase to reflect the actual cost of service.  This decision is not expected to have a material impact on PSCo or Xcel Energy’s financial results.  Under the plan, the following increases will be implemented:

•                     A rate increase of $67 million was implemented on Jan. 1, 2010.  The adjustments to the rate increase, because of the delay of the in-service date of Comanche Unit 3, include reduced operating and maintenance expenses (O&M), property taxes, the impact of a delay in changes to jurisdictional allocators and depreciation expenses;

•                     Base rates will increase to $121 million, once Comanche Unit 3 goes into service; and

•                     Finally, base rates will increase to $128.3 million on Jan. 1, 2011 to reflect 2011 property taxes.

Several parties, including PSCo and the Office of Consumer Counsel (OCC), filed motions for reconsideration.  On April 19, 2010, the CPUC granted PSCo’s request to not include long-term debt interest in the working capital calculation, which increases the revenue deficiency recovered under the order by approximately $2.2 million, and denied all other requests for reconsideration.

Although PSCo had anticipated that Comanche Unit 3 would come online by the end of the first quarter of 2010, the testing of Comanche Unit 3 was initiated and has resulted in a noise that has been objectionable to some neighbors of the plant.  PSCo has arranged for the fabrication of baffles to be installed that are expected to mitigate the noise.  After the installation and testing of the corrective action, PSCo expects Comanche Unit 3 to go into service in the second quarter of 2010.

Unreasonable Rates for Natural Gas Formal Complaint — In July 2009, the trial advocacy staff of the CPUC proposed a formal draft complaint against PSCo for unjust and unreasonable rates for natural gas service associated with earnings in excess of PSCo’s authorized return that occurred in 2008.  In January 2010, the CPUC opened a proceeding and assigned this matter to an administrative law judge (ALJ).

The procedural schedule in the case has been set as follows:

•                     Direct testimony of CPUC staff on May 10, 2010;

•                     PSCo answer testimony on June 28, 2010;

•                     Staff rebuttal testimony on July 19, 2010;

•                     Surrebuttal testimony on Aug. 9, 2010; and

•                     Hearings on Aug. 23 through Aug. 27, 2010.

PSCo filed certain information concerning its financial results for calendar year 2009 with the ALJ on April 19, 2010, and the CPUC staff is expected to file its direct case on May 10, 2010.

Renewable Energy Credit (REC) Sharing Settlement — In August 2009, PSCo filed an application seeking approval of treatment of margins associated with certain sales of Colorado RECs bundled with energy into California.  In January 2010, PSCo, the OCC, the CPUC staff, the Colorado governor’s energy office and Western Resource Advocates entered into a unanimous settlement in this case.  The settlement establishes a pilot program and defines certain margin splits during this pilot period.  The settlement provides that 10 percent of margins will go to carbon offsets, 40 percent of the first $10 million in margins, 35 percent of the next $20 million and 30 percent of all remaining margins will go to PSCo with all remaining margins going to Colorado retail customers as a credit toward renewable energy projects.  The unanimous settlement also clarified that margins associated with RECs bundled with Colorado energy would be shared 20 percent to PSCo and 80 percent to customers and margins associated with sales of stand-alone renewable energy credits without energy would be credited 100 percent to customers.  The CPUC approved the settlement in oral deliberations on April 21, 2010.  A written order is expected to follow.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate Case — In 2009, PSCo proposed to increase Colorado wholesale rates by $30 million based on a 12.5 percent ROE, a 58 percent equity ratio and an electric production rate base of $315 million.  PSCo has requested that the FERC suspend action on the filing to allow time for settlement negotiations as PSCo is in settlement discussions with its wholesale customers.  PSCo expects rates subject to refund to go into effect later in 2010.

6.              Commitments and Contingent Liabilities

Except to the extent noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q the circumstances set forth in Notes 14 and 15 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2009, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include contingencies and unresolved contingencies that are material to PSCo’s financial position.

Commitments

Variable Interest Entities — Effective Jan. 1, 2010, PSCo adopted new guidance on consolidation of variable interest entities contained in ASC 810 Consolidation.  The guidance requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an entity is a variable interest entity and whether an enterprise is a variable interest entity’s primary beneficiary.

Purchased Power Agreements — PSCo has entered into agreements with other utilities and energy suppliers for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance or during outages, and meet operating reserve obligations.

PSCo has various pay-for-performance contracts with expiration dates through the year 2034.  In general, these contracts provide for energy payments based on actual power taken under the contracts as well as capacity payments.  Capacity payments are typically contingent on the independent power producing entity meeting certain contract obligations, including plant availability requirements.  Certain contractual payments are adjusted based on market indices; however, the effects of price adjustments are mitigated through purchased energy cost recovery mechanisms.

PSCo is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is in the future required to be provided other than contractual payments for energy and capacity set forth in purchased power agreements.

Certain natural gas fueled purchased power agreements that either reimburse the independent power producing entities for fuel costs, or contain tolling arrangements under which PSCo procures the fuel required to produce the energy it purchases, have been determined to be variable interest entities.

PSCo has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over operations and maintenance, historical and estimated future fuel and electricity prices, and financing activities; including the maintenance of debt to equity financing ratios.  PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  As of March 31, 2010 and Dec. 31, 2009, PSCo had approximately 2,921 megawatts (MW) of capacity under long term purchased power agreements with entities that have been determined to be variable interest entities.

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

Site Remediation — PSCo must pay all or a portion of the cost to remediate sites where past activities of PSCo or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including sites of former manufactured gas plants operated by PSCo, its predecessors, or other entities; and third-party sites, such as landfills, for which PSCo is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2010, the liability for the cost of remediating these sites was estimated to be $1.1 million, of which $0.5 million was considered to be a current liability.

Third Party and Other Environmental Site Remediation

Asbestos Removal — Some of PSCo’s facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or renovated.  PSCo has recorded an estimate for final removal of the asbestos as an asset retirement obligation.  See additional discussion of asset retirement obligations in Note 15 of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2009.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is immaterial and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Colorado Clean Air-Clean Jobs Act — The Colorado Clean Air-Clean Jobs Act (the Act) was signed into law on April 19, 2010.  The Act establishes a timeline and regulatory framework for rate-regulated utilities in Colorado to develop a plan to potentially retrofit, retire or replace 900 MW or more of aging coal-fired electric generating capacity.  The plan must result in a reduction of 70 to 80 percent in nitrogen oxide (NOx) emissions from affected coal-fired power plants by 2018 or sooner to meet current and reasonably foreseeable Clean Air Act (CAA) emission reduction mandates.

Under the emission reduction plan, PSCo may retrofit its existing coal-fired plants with emission controls or retire and replace the plants with natural gas-fired generation or other low emitting resources.  The Act specifically requires PSCo to study the early retirement of up to 900 MW of existing coal-fired capacity, but does not require any retirement unless, among other things, the retirement can be accomplished at a reasonable cost while protecting system reliability.  PSCo must submit its plan to the CPUC by Aug. 15, 2010 and the CPUC must act on the plan by Dec. 15, 2010.  Pursuant to the Act, PSCo is entitled to fully recover the costs that it prudently incurs in executing an approved emission reduction plan and is allowed a return on construction work in progress and annual changes in rates to recover plant costs.  The Act also makes interim rates permissible in Colorado, starting Jan. 1, 2012.

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Endangerment Finding — On Dec. 7, 2009, in response to the U. S. Supreme Court’s decision in Massachusetts v. EPA, 549 U. S. 497 (2007), the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare and that emissions from motor vehicles contribute to the GHGs in the atmosphere.  This endangerment finding creates a mandatory duty for the EPA to regulate GHGs from light duty vehicles.  On April 1, 2010, the EPA issued GHG efficiency standards for light duty vehicles, which will take effect on Jan. 2, 2011.  The EPA takes the position that after Jan. 2, 2011, any permit issued for major stationary sources, such as power plants, must address GHG emissions through Best Available Control Technology review and emissions limits.

Clean Air Mercury Rule (CAMR) — In March 2005, the EPA issued the CAMR, which regulated mercury emissions from power plants.  In February 2008, the U. S. Court of Appeals for the District of Columbia vacated CAMR, which impacts federal CAMR requirements, but not necessarily state-only mercury legislation and rules.  The EPA has agreed to finalize Maximum Achievable Control Technology (MACT) emission standards for all hazardous air pollutants from electric utility steam generating units by November 2011 to replace CAMR.  Xcel Energy anticipates that the EPA will require affected facilities to demonstrate compliance within 18 to 36 months thereafter.

Colorado Mercury Regulation — The Colorado Air Quality Control Commission (AQCC) passed a mercury rule, which requires mercury emission controls capable of achieving 80 percent capture to be installed at the Pawnee Generating Station by 2012 and other specified units by 2014.  The expected cost estimate for the Pawnee Generating Station is $2.3 million for capital costs with an annual estimate of $1.4 million for sorbent expense.  PSCo is evaluating the emission controls required to meet the state rule for the remaining units and is currently unable to provide a total capital cost estimate.

Regional Haze Rules — In June 2005, the EPA finalized amendments to the July 1999 regional haze rules.  These amendments apply to the provisions of the regional haze rule that require emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility by causing or contributing to regional haze.  Xcel Energy generating facilities in several states will be subject to BART requirements.

States are required to identify the facilities that will have to reduce sulfur dioxide, NOx and particulate matter emissions under BART and then set BART emissions limits for those facilities. In May 2006, the Colorado AQCC promulgated BART regulations requiring certain major stationary sources to evaluate and install, operate and maintain BART to make reasonable progress toward meeting the national visibility goal.

PSCo expects the cost of any required capital investment will be recoverable from customers.  Emissions controls are expected to be installed between 2012 and 2015.  Colorado’s BART state implementation plan (SIP) has been submitted to the EPA for approval.  The Colorado Air Pollution Control Division (CAPCD) is currently analyzing what types of additional NOx controls may be necessary to meet reasonable progress goals for Colorado’s Class I areas, the new ozone standard, and Rocky Mountain National Park nitrogen deposition reduction goals.  The CAPCD has indicated that it expects to submit a Regional Haze/Reasonable Further Progress SIP to the EPA in early 2011.  PSCo anticipates that for those plants included in the Clean Air-Clean Jobs Act’s emission reduction plan, the plan will satisfy regional haze requirements.

In March 2010, two environmental groups petitioned the U. S. Department of Interior (DOI) to certify that 12 coal-fired boilers and one coal-fired cement kiln in Colorado are contributing to visibility problems in Rocky Mountain National Park.  Four PSCo plants are named in the petition:  Cherokee, Hayden, Pawnee and Valmont.  The groups allege that the Colorado BART rule is inadequate to satisfy the CAA mandate of ensuring reasonable further progress towards restoring natural visibility conditions in the park.  It is not known when the DOI will rule on the petition.

Federal Clean Water Act — The federal Clean Water Act requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts.  In July 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants.  Several lawsuits were filed against the EPA in the United States Court of Appeals for the Second Circuit (Court of Appeals) challenging the phase II rulemaking.  In January 2007, the Court of Appeals issued its decision and remanded the rule to the EPA for reconsideration.  In June 2007, the EPA suspended the deadlines and referred any implementation to each state’s best professional judgment until the EPA is able to fully respond to the remand.  In April 2008, the U. S. Supreme Court granted limited review of the Court of Appeals’ opinion to determine whether the EPA has the authority to consider costs and benefits in assessing BTA.  On April 1, 2009, the U. S. Supreme Court issued a decision in Entergy Corp. v. Riverkeeper, Inc., concluding that the EPA can consider a cost benefit analysis when establishing BTA.  The decision overturned only one aspect of the Court of Appeals’ earlier opinion, and gives the EPA the discretion to consider costs and benefits when it reconsiders its phase II rules.  Until the EPA fully responds to the Court of Appeals’ decision, the rule’s compliance requirements and associated deadlines will remain unknown.  As such, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

PSCo Notice of Violation (NOV) — In July 2002, PSCo received an NOV from the EPA alleging violations of the New Source Review (NSR) requirements of the CAA at the Comanche Station and Pawnee Station in Colorado.  The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid to late 1990s should have required a permit under the NSR process.  PSCo believes it has acted in full compliance with the CAA and NSR process.  PSCo believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements.  PSCo disagrees with the assertions contained in the NOV and intends to vigorously defend its position.

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

Environmental Litigation

Carbon Dioxide (CO2) Emissions Lawsuit — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U. S. District Court in the Southern District of New York against five utilities, including Xcel Energy, the parent company of PSCo, to force reductions in CO2 emissions.  The other utilities include American Electric Power Co., Southern Co., Cinergy Corp. and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance as defined under state and federal common law because it has contributed to global warming.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  On Sept. 19, 2005, the court granted a motion to dismiss on constitutional grounds.  Plaintiffs filed an appeal to the U. S. Court of Appeals for the Second Circuit.  On Sept. 21, 2009, the Court of Appeals issued an opinion reversing the lower court decision.  A subsequent petition for rehearing and en banc review was denied.  Defendants anticipate filing a petition for review with the U. S. Supreme Court on or before June 2010.

Comer vs. Xcel Energy Inc. et al. — In 2006, Xcel Energy, the parent company of PSCo, received notice of a purported class action lawsuit filed in U. S. District Court in the Southern District of Mississippi.  The lawsuit names more than 45 oil, chemical and utility companies, including Xcel Energy, as defendants and alleges that defendants’ CO2 emissions “were a proximate and direct cause of the increase in the destructive capacity of Hurricane Katrina.”  Plaintiffs allege in support of their claim, several legal theories, including negligence and public and private nuisance and seek damages related to the loss resulting from the hurricane.  Xcel Energy believes this lawsuit is without merit and intends to vigorously defend itself against these claims.  In August 2007, the court dismissed the lawsuit in its entirety against all defendants on constitutional grounds.  Plaintiffs filed a notice of appeal to the U. S. Court of Appeals for the Fifth Circuit.  On Oct. 16, 2009, the U. S. Court of Appeals for the Fifth Circuit reversed the district court decision, in part, concluding that the plaintiffs pleaded sufficient facts to overcome the constitutional challenges that formed the basis for dismissal by the district court.  A subsequent petition by defendants, including Xcel Energy, for en banc review was granted.  Oral arguments are expected to be presented to the Fifth Circuit panel on May 24, 2010.

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

Comanche Unit 3 CAA Lawsuit — On July 2, 2009, WildEarth Guardians (WEG) filed a lawsuit in the U. S. District Court in Colorado against PSCo alleging that PSCo violated the CAA by constructing Comanche Unit 3 without a final MACT determination from the Colorado Department of Public Health and Environment, Air Pollution Control Division (APCD).  PSCo disputes these claims and has filed a motion to dismiss the suit.  Comanche Unit 3 was constructed with state-of-the-art emission controls and pursuant to a valid air permit issued by the APCD.  On Oct. 28, 2009, WEG filed a motion for a preliminary injunction, seeking to enjoin PSCo from constructing, modifying, or operating Comanche Unit 3 prior to receiving a final MACT determination.  PSCo strongly opposes the injunction.  Among other issues, PSCo believes that WEG has failed to establish a substantial likelihood of prevailing on the merits of the suit and that therefore there is no valid legal basis upon which an injunction should be issued.  The court has yet to rule on WEG’s motion and the group sought a temporary restraining order to stop Comanche Unit 3 from coming on-line.  The court denied WEG’s request for a temporary restraining order on Jan. 26, 2010.  On March 9, 2010, the court partially granted and partially denied PSCo’s motion to dismiss.  The court requested additional briefing on certain issues related to the MACT determination.  Briefing is expected to be finalized by May 6, 2010.

Cherokee Opacity Lawsuit — On Aug. 6, 2009, WEG filed a lawsuit alleging that PSCo had violated the CAA through alleged opacity monitor downtime, as well as by allegedly exceeding opacity limits on 49 occasions over a five-year period at Cherokee Station.  On Sept.16, 2009, PSCo filed a motion to dismiss the lawsuit and argued that opacity monitor downtime is permitted by law.  Cherokee’s opacity monitors were operating 98.4 percent of the time during the period in question.  When the monitors were not operating, it was for allowed activities, such as calibration, quality control or repair.  On April 16, 2010, the court denied PSCo’s motion to dismiss, holding that whether the opacity monitor downtime is permitted is a question of fact that cannot be resolved in a motion to dismiss.  PSCo will continue to vigorously defend the lawsuit.

Employment, Tort and Commercial Litigation

Qwest vs. Xcel Energy Inc. — In 2004, an employee of PSCo was seriously injured when a pole owned by Qwest malfunctioned. In September 2005, the employee commenced an action against Qwest in Colorado state court in Denver.  In April 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo.  In May 2007, the matter was tried and the jury found Qwest solely liable for the accident and this determination resulted in an award of damages in the amount of approximately $90 million.  In April 2009, the Colorado Court of Appeals affirmed the jury verdict insofar as it relates to claims asserted by Qwest against PSCo.  Qwest filed a petition for rehearing with the Colorado Supreme Court in June 2009.  On Feb. 22, 2010, the Colorado Supreme Court issued a ruling by which it will review the Court of Appeals’ decision as to the punitive damages issue and will not review the Court of Appeals’ decision as it relates to PSCo.

Mallon vs. Xcel Energy Inc. — In August 2007, Xcel Energy, PSCo and PSRI (Plaintiffs) commenced a lawsuit in Colorado state court against Theodore Mallon and TransFinancial Corporation seeking damages for, among other things, breach of contract and breach of fiduciary duties associated with the sale of COLI policies.  In May 2008, Plaintiffs filed an amended complaint that, among other things, adds Provident Life & Accident Insurance Company (Provident) as a defendant and asserts claims for breach of contract, unjust enrichment and fraudulent concealment against the insurance company.  On June 23, 2008, Provident filed a motion to dismiss the complaint.  On Oct. 22, 2008, the court granted Provident’s motion in part, but denied the motion with respect to a majority of the core causes of action asserted by Plaintiffs.  In September 2009, Plaintiffs reached a settlement with Mallon and TransFinancial Corporation.  Pursuant to the terms of the agreement, Mallon agreed to pay Plaintiffs a specified amount and the parties agreed to mutually release each other from all claims.  Plaintiffs continue to prosecute their claims against Provident.  In November 2009, Plaintiffs and Provident filed motions for partial summary judgment, which the court subsequently granted in part in favor of Plaintiffs with respect to an interpretation of the policies.  On Feb. 11, 2010, the court denied Provident’s motion for partial summary judgment.  In March 2010, Plaintiffs filed a second motion for partial summary judgment concerning the applicable statute of limitations.  On April 23, 2010, Provident filed a motion for summary judgment to dismiss the entire lawsuit. It is uncertain when the court will rule on these motions.  Trial for this lawsuit is scheduled for Aug. 16, 2010.

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

In March 2008, OSHA proposed penalties totaling $189,900 for 22 serious violations and three willful violations arising out of the accident.  In April 2008, Xcel Energy notified OSHA of its decision to contest all of the proposed citations.  On May 28, 2008, the Secretary of Labor filed its complaint, and Xcel Energy subsequently filed its answer on June 17, 2008.  The Court ordered this proceeding stayed until March 3, 2009 and has subsequently extended the stay until the criminal proceedings have concluded.

A lawsuit was filed in Colorado state court in Denver on behalf of four of the deceased workers and four of the injured workers (Foster, et. al. v. PSCo, et. al.).  PSCo and Xcel Energy were named as defendants in that case, along with RPI Coatings and related companies and the two other contractors who also performed work in connection with the relining project at Cabin Creek.  A second lawsuit (Ledbetter et. al vs. PSCo et. al) was also filed in Colorado state court in Denver on behalf of three employees allegedly injured in the accident.  A third lawsuit was filed on behalf of one of the deceased RPI workers in the California state court (Aguirre v. RPI, et. al.), naming PSCo, RPI, and the two other contractors as defendants. The court subsequently dismissed the Aguirre lawsuit.  Settlements were subsequently reached in all three lawsuits.  These confidential settlements did not have a material effect on the financial statements of Xcel Energy or its subsidiaries.

On Aug. 28, 2009, the U. S. Government announced that Xcel Energy and PSCo have been charged with five misdemeanor counts in federal court in Colorado for violation of an OSHA regulation related to the accident at Cabin Creek in October 2007.  RPI Coatings, the contractor performing the work at the plant, and two individuals employed by RPI have also been indicted.  On Sept. 22, 2009, both Xcel Energy and PSCo entered a not guilty plea, and both will vigorously defend against these charges.  In December 2009, Xcel Energy and PSCo filed two separate motions to dismiss.  On March 29, 2010, the court issued an order denying both motions.  No trial date has yet been set.

Stone & Webster, Inc. vs. PSCo — On July 14, 2009, Stone & Webster, Inc. (Shaw) filed a complaint against PSCo in State District Court in Denver, Colo. for damages allegedly arising out of its construction work on the Comanche Unit 3 coal fired plant in Pueblo, Colo. Shaw, a contractor retained to perform certain engineering, procurement and construction work on Comanche Unit 3, alleges, among other things, that PSCo was responsible for and mismanaged the construction of Comanche Unit 3.  Shaw further claims that this alleged mismanagement caused delays and damages in excess of $55 million.  The complaint also alleges that Xcel Energy and related entities, including PSCo, guaranteed Shaw $10 million in future profits under the terms of a 2003 settlement agreement. Shaw alleges that it will not receive the $10 million to which it is entitled.  Accordingly, Shaw seeks an amount up to $10 million relating to the 2003 settlement agreement.  PSCo denies these allegations and believes the claims are without merit.  PSCo filed an answer and counterclaim in August 2009, denying the allegations in the complaint and alleging that Shaw has failed to discharge its contractual obligations and has caused delays, and that PSCo is entitled, among other things, to liquidated damages and excess costs incurred.  It is not anticipated that this lawsuit will affect Comanche Unit 3’s expected in-service date.

Connie DeWeese vs. PSCo — In November 2008, there was an explosion in Pueblo, Colo., which destroyed a tavern and a neighboring store.  The explosion killed one person and injured seven people.  The Pueblo Fire Department and the Federal Bureau of Alcohol, Tobacco and Firearms (ATF) have determined a natural gas leak from a pipeline under the street led to the explosion, stating that natural gas passed through the soil and built up in the tavern’s basement.  On Feb. 8, 2010, a wrongful death/personal injury lawsuit was filed in Colorado District Court in Pueblo, Colorado against PSCo and the City of Pueblo by several parties that were allegedly injured, as a result of this explosion.  The plaintiffs are also alleging economic and noneconomic damages.  Among other things, the lawsuit alleges that the accident occurred as a result of PSCo’s negligence.  A related lawsuit was filed on March 19, 2010 by Seneca Insurance Company, which insured Branch Inn, LLC and Branch Inn Enterprises, LLC.  The Plaintiffs are alleging destruction of the building and disruption of the business.  Both lawsuits allege that the accident occurred as a result of PSCo’s negligence.  PSCo denies liability for this accident.  The cases have been consolidated and an answer will be filed once the Court rules on the outstanding motions in the DeWeese matter.

7.              Short-Term Borrowings and Other Financing Instruments

Commercial Paper — The following table presents commercial paper outstanding for PSCo:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Commercial paper outstanding	$36.0	$95.0
Weighted average interest rate	0.32%	0.35%
Commercial paper available for issuance	$700	$700

Money Pool — Xcel Energy and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings from the utility subsidiaries between each other.  The holding company may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in the holding company.

The following table presents the money pool borrowings for PSCo:

(Millions of Dollars)	March 31, 2010	Dec. 31, 2009
Money pool outstanding	$7.0	$84.0
Weighted average interest rate	0.30%	0.36%
Money pool available for borrowing	$250	$250

8.              Derivative Instruments and Fair Value Measurements

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

At March 31, 2010, accumulated other comprehensive income related to interest rate derivatives included $1.5 million of net gains, expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

Commodity Derivatives — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, gas for resale, and vehicle fuel.

At March 31, 2010, PSCo had various vehicle fuel related contracts designated as cash flow hedges extending through December 2012.  PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2010.

At March 31, 2010, accumulated other comprehensive income related to commodity derivative cash flow hedges included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in income subject to applicable customer margin-sharing mechanisms.

The following table details the gross notional amounts of futures, forwards and financial transmission rights of commodity derivative contracts at March 31, 2010 and Dec. 31, 2009:

(Amounts in Thousands) (a)(b)	March 31, 2010	Dec. 31, 2009
Megawatt hours (MWh) of electricity	5,089	3,559
MMBtu of natural gas	21,286	45,352
Gallons of vehicle fuel	1,214	1,559

(a) Amounts are not reflective of net positions in the underlying commodities.

(b) Notional amounts for options are also included on a gross basis, but are weighted for the probability of exercise.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive income, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended March 31,
(Thousands of Dollars)	2010	2009
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$8,101	$7,628
After-tax net unrealized gains related to derivatives accounted for as hedges	15	13
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(123)	122
Accumulated other comprehensive income related to cash flow hedges at March 31	$7,993	$7,763

PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2010 and March 31, 2009.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

The following tables detail the impact of derivative activity during the three months ended March 31, 2010 and March 31, 2009, respectively, on other comprehensive income, regulatory assets and liabilities, and income:

	Three Months Ended March 31, 2010
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into				Pre-Tax
	During the Period in:		Income During the Period from:				Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Loss)	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(576)	(a)	$—		$—
Vehicle fuel and other commodity	24	—	377	(c)	—		—
Total	$24	$—	$(199)		$—		$—

Other derivative instruments
Trading commodity	$—	$—	$—		$—		$(249)	(b)
Natural gas commodity	—	(27,564)	—		3,637	(d)	—
Vehicle fuel and other commodity	—	—	—		—		50	(b)
Total	$—	$(27,564)	$—		$3,637		$(199)

	Three Months Ended March 31, 2009
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into				Pre-Tax
	During the Period in:		Income During the Period from:				Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Loss)	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(592)	(a)	$—		$—
Natural gas commodity	—	(15,681)	—		65,700	(d)	(22,243)	(d)
Vehicle fuel and other commodity	20	—	790	(c)	—		—
Total	$20	$(15,681)	$198		$65,700		$(22,243)

Other derivative instruments
Trading commodity	$—	$—	$—		$—		$1,409	(b)
Natural gas commodity	—	(14,646)	—		15	(d)	—
Total	$—	$(14,646)	$—		$15		$1,409

(a)	Recorded to interest charges.
(b)	Recorded to electric operating revenues. Portions of these gains and losses are shared with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)	Recorded to other O&M expenses.
(d)

Recorded to cost of natural gas sold and transported; these derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets or liabilities, as appropriate.

Credit Related Contingent Features — Contract provisions of the derivative instruments that the utility subsidiaries enter into may require the posting of collateral or settlement of the contracts for various reasons, including if the applicable utility subsidiary is unable to maintain its credit rating.  If the credit rating of PSCo were downgraded below investment grade, contracts underlying $3.5 million and $0.6 million of derivative instruments in a net liability position at March 31, 2010 and Dec. 31, 2009, respectively, would have required Xcel Energy to post collateral or settle applicable contracts, which would have resulted in payments to counterparties of $6.0 million and $3.4 million, respectively.  At March 31, 2010 and Dec. 31, 2009, there was no collateral posted on these specific contracts.

PSCo’s derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2010 and Dec. 31, 2009.

Fair Value Measurements

ASC 820 Fair Value Measurements and Disclosures provides a single definition of fair value and requires enhanced disclosures about assets and liabilities measured at fair value.  A hierarchal framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value was established by this guidance.  The three levels in the hierarchy and examples of each level are as follows:

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reported date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as commodity derivative contracts listed on the New York Mercantile Exchange.

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reported date.  The types of assets and liabilities included in Level 2 are typically either comparable to actively traded contracts, such as energy forwards with pricing interpolated from recent trades at a similar location, or priced with models using highly observable inputs, such as commodity forwards and options priced using observable forward prices and volatilities.

Level 3 — Significant inputs to pricing have little or no observability as of the reported date.  The types of assets and liabilities included in Level 3 are those with inputs requiring significant management judgment or estimation, such as the long-term commodity price forecasts used to determine the fair value of long-term energy forwards.  Certain commodity forwards and options require the significant use of subjective forward price and volatility forecasts for commodities and locations with limited observability, or settlements that extend to periods beyond those readily observable on active exchanges or quoted by brokers, and are included in Level 3.

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

Recurring Fair Value Measurements

The following table presents for each of the hierarchy levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2010:

	March 31, 2010
	Fair Value			Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$9	$—	$9	$(9)	$—
Other derivative instruments:
Trading commodity	1,591	10,761	—	12,352	(10,266)	2,086
Total current derivative assets	$1,591	$10,770	$—	$12,361	$(10,275)	2,086
Purchased power agreements (a)						13,743
Current derivative instruments valuation						$15,829
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$62	$—	$62	$—	$62
Other derivative instruments:
Trading commodity	—	4,414	485	4,899	(1,206)	3,693
Total noncurrent derivative assets	$—	$4,476	$485	$4,961	$(1,206)	3,755
Purchased power agreements (a)						82,424
Noncurrent derivative instruments valuation						$86,179

Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$908	$—	$908	$(9)	$899
Other derivative instruments:
Trading commodity	1,435	10,771	18	12,224	(11,506)	718
Natural gas commodity	—	20,809	—	20,809	(7,750)	13,059
Other commodity	—	—	4	4	—	4
Total current derivative liabilities	$1,435	$32,488	$22	$33,945	$(19,265)	14,680
Purchased power agreements (a)						5,740
Current derivative instruments valuation						$20,420
Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$—	$3,316	$132	$3,448	$(1,206)	$2,242
Natural gas commodity	—	281	—	281	—	281
Total noncurrent derivative liabilities	$—	$3,597	$132	$3,729	$(1,206)	2,523
Purchased power agreements (a)						43,977
Noncurrent derivative instruments valuation						$46,500

(a)

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

(b)

ASC 815 Derivatives and Hedging permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between PSCo and a counterparty. A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

PSCo recognizes transfers between levels as of the beginning of each period.  The following table presents the transfers that occurred between Level 2 and Level 3 during the three months ended March 31, 2010:

From Level 3 to Level 2 (a) (b)
(Thousands of Dollars)	Trading commodity
Derivatives not designated as cash flow hedges:
Current assets	$1,740
Noncurrent assets	4,988
Current liabilities	(1,265)
Noncurrent liabilities	(2,891)
Total	$2,572

(a)	The transfer of amounts from Level 3 to Level 2 is primarily due to the passing of time and resulting increased availability of observable inputs to value certain long-term derivative contracts.
(b)	There were no transfers of amounts from Level 2 to Level 3.

The following table presents for each of the hierarchy levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis at Dec. 31, 2009:

	Dec. 31, 2009
	Fair Value			Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Other derivative instruments:
Trading commodity	$—	$2,380	$986	$3,366	$(2,120)	$1,246
Natural gas commodity	—	8,752	—	8,752	111	8,863
Total current derivative assets	$—	$11,132	$986	$12,118	$(2,009)	10,109
Purchased power agreements (a)						18,595
Current derivative instruments valuation						$28,704
Noncurrent derivative assets
Derivatives designated as cash flow hedges
Vehicle fuel and other commodity	$—	$69	$—	$69	$—	$69
Other derivative instruments:
Trading commodity	—	1,514	1,535	3,049	677	3,726
Natural gas commodity	—	476	—	476	248	724
Total noncurrent derivative assets	$—	$2,059	$1,535	$3,594	$925	4,519
Purchased power agreements (a)						100,145
Noncurrent derivative instruments valuation						$104,664

	Dec. 31, 2009
	Fair Value			Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total

Current derivative liabilities
Derivatives designated as cash flow hedges
Vehicle fuel and other commodity	$—	$1,338	$—	$1,338	$—	$1,338
Other derivative instruments:
Trading commodity	—	3,555	834	4,389	(2,589)	1,800
Natural gas commodity	—	6,090	—	6,090	111	6,201
Total current derivative liabilities	$—	$10,983	$834	$11,817	$(2,478)	9,339
Purchased power agreements (a)						8,946
Current derivative instruments valuation						$18,285
Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$—	$489	$883	$1,372	$676	$2,048
Natural gas commodity	—	302	—	302	248	550
Total noncurrent derivative liabilities	$—	$791	$883	$1,674	$924	2,598
Purchased power agreements (a)						46,989
Noncurrent derivative instruments valuation						$49,587

(a)

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

(b)

ASC 815 Derivatives and Hedging permits the netting of receivables and payables for derivatives and related collateral amounts when a legally enforceable master netting agreement exists between PSCo and a counterparty. A master netting agreement is an agreement between two parties who have multiple contracts with each other that provides for the net settlement of all contracts in the event of default on or termination of any one contract.

The following tables present the changes in Level 3 recurring fair value measurements for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31
(Thousands of Dollars)	2010	2009
Balance at Jan. 1	$804	$(26)
Purchases and settlements, net	(149)	(353)
Transfers out of Level 3	(2,572)	—
Gains recognized in earnings	2,248	2,465
Gains recognized as regulatory assets and liabilities	—	62
Balance at March 31	$331	$2,148

Gains on Level 3 commodity derivatives recognized in earnings for the three months ended March 31, 2010, include $2.2 million of net unrealized gains relating to commodity derivatives held at March 31, 2010.  Gains on Level 3 commodity derivatives recognized in earnings for the three months ended March 31, 2009, included $2.5 million of net unrealized gains relating to commodity derivatives held at March 31, 2009.  Realized and unrealized gains and losses on commodity trading activities are included in electric revenues.  Realized and unrealized gains and losses on non-trading derivative instruments are recorded in other comprehensive income or deferred as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.

9.              Financial Instruments

The estimated fair values of PSCo’s recorded financial instruments are as follows:

	March 31, 2010		Dec. 31, 2009
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Other investments	$8	$8	$8	$8
Long-term debt, including current portion	2,827,777	3,071,092	2,828,952	3,050,249

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

The fair value estimates presented are based on information available to management as of March 31, 2010 and Dec. 31, 2009.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At March 31, 2010 and Dec. 31, 2009, there were $4.8 million and $4.6 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

10.     Other Income, Net

Other income (expense), net, consisted of the following:

	Three Months Ended March 31,
(Thousands of Dollars)	2010	2009
Interest income	$378	$467
Other nonoperating income	431	354
Insurance policy (expenses) income	(253)	125
Other nonoperating expenses	—	(77)
Other income, net	$556	$869

11.     Segment Information

PSCo has two reportable segments: regulated electric utility and regulated natural gas utility.  Commodity trading operations are not a reportable segment and are included in the regulated electric segment.  All other revenues primarily include steam revenue, appliance repair services and nonutility real estate activities.

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2010
Operating revenues from external customers	$723,634	$466,283	$12,780	$—	$1,202,697
Intersegment revenues	1,012	72	—	(1,084)	—
Total revenues	$724,646	$466,355	$12,780	$(1,084)	$1,202,697
Net income (loss)	$57,354	$34,674	$(7,778)	$—	$84,250

Three Months Ended March 31, 2009
Operating revenues from external customers	$597,343	$395,121	$10,014	$—	$1,002,478
Intersegment revenues	93	31	—	(124)	—
Total revenues	$597,436	$395,152	$10,014	$(124)	$1,002,478
Net income	$42,311	$31,239	$4,738	$—	$78,288

12.     Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended March 31,
(Thousands of Dollars)	2010	2009
Net income	$84,250	$78,288
Other comprehensive (loss) income:
After-tax net unrealized gains related to derivatives accounted for as hedges	15	13
After-tax net realized (gains) losses on derivative transactions reclassified into earnings	(123)	122
Other comprehensive (loss) income	(108)	135
Comprehensive income	$84,142	$78,423

13.    Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2010	2009	2010	2009
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy Inc.
Service cost	$17,618	$15,986	$1,038	$1,276
Interest cost	40,652	41,849	10,529	12,156
Expected return on plan assets	(58,124)	(63,360)	(7,134)	(5,394)
Amortization of transition obligation	—	—	3,611	3,496
Amortization of prior service cost (credit)	5,164	6,155	(1,233)	(652)
Amortization of net loss	11,024	2,929	2,709	4,885
Net periodic benefit cost	16,334	3,559	9,520	15,767
Costs not recognized and additional cost recognized due to the effects of regulation	(7,326)	(487)	973	973
Net benefit cost recognized for financial reporting	$9,008	$3,072	$10,493	$16,740

PSCo:
Net periodic benefit cost	$3,323	$3,761	$5,513	$9,574
Additional cost recognized due to the effects of regulation	—	—	973	973
Net benefit cost recognized for financial reporting	$3,323	$3,761	$6,486	$10,547

14.   Subsequent Event

In April 2010, PSCo reached an agreement with Riverside Energy Center LLC and Calpine Development Holdings, Inc. to purchase the Rocky Mountain Energy Center and Blue Spruce Energy Center natural gas generation assets for $739 million.  The acquisition is expected to close in December 2010.  The acquisition is subject to state and federal regulatory approvals including cost recovery.  The acquisition developed out of the 2007 resource plan in which the assets were offered as part of the CPUC competitive bidding process.  The offer was the least cost option for thermal resources to be acquired under the plan.

The Rocky Mountain Energy Center is a 621 MW combined cycle natural gas-fired power plant that began commercial operations in 2004.  The Blue Spruce Energy Center is a 310 MW simple cycle natural gas-fired power plant that began commercial operations in 2003.  Both power plants currently provide energy and capacity to PSCo under power purchase agreements, which were set to expire in 2013 and 2014.

Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Discussion of financial condition and liquidity for PSCo is omitted per conditions set forth in general instructions H (1) (a) and (b) of Form 10-Q for wholly owned subsidiaries.  It is replaced with management’s narrative analysis of the results of operations set forth in general instructions H (2) (a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).

Financial Review

The following discussion and analysis by management focuses on those factors that had a material effect on PSCo’s financial condition, results of operations and cash flows during the periods presented, or are expected to have a material impact in the future. It should be read in conjunction with the accompanying unaudited consolidated financial statements and related notes to the consolidated financial statements.  Due to the seasonality of PSCo’s electric and natural gas sales, such interim results are not necessarily an appropriate base from which to project annual results.

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including the availability of credit and its impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; environmental laws and regulations; actions of accounting regulatory bodies; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2009, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2010.

Market Risks

PSCo is exposed to market risks, including changes in commodity prices and interest rates, as disclosed in Item 7A, Quantitative and Qualitative Disclosures About Market Risk, in its Annual Report on Form 10-K for the year ended Dec. 31, 2009.  Commodity price and interest rate risks for PSCo are mitigated in most jurisdictions due to cost-based rate regulation.

Distress in the financial markets may impact the fair value of the debt and equity securities in pension and postretirement health care plan trusts, as well as PSCo’s ability to earn a return on short-term investments of excess cash.  As of March 31, 2010, there have been no material changes to market risks from that set forth in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2009.

Results of Operations

PSCo’s net income was approximately $84.3 million for the first three months of 2010, compared with approximately $78.3 million for the first three months of 2009.

Electric Revenues and Margin

Electric fuel and purchased power expenses tend to vary with changing retail and wholesale sales requirements and unit cost changes in fuel and purchased power.  Due to fuel and purchased energy cost-recovery mechanisms for customers, fluctuations in these costs do not materially affect electric margin.  The following tables detail the electric revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2010	2009
Electric revenues	$724	$597
Electric fuel and purchased power	(374)	(307)
Electric margin	$350	$290

The following summarizes the components of the changes in electric revenues and margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2010 vs. 2009
Fuel and purchased power cost recovery	$50
Retail rate increase	42
Trading	18
DSM revenues (generally offset by expenses)	5
Retail sales increase (excluding weather impact)	4
Estimated impact of weather	3
Other, net	5
Total increase in electric revenues	$127

Electric Margin

(Millions of Dollars)	2010 vs. 2009
Retail rate increase	$42
DSM revenues (generally offset by expenses)	5
Retail sales increase (excluding weather impact)	4
Trading	3
Estimated impact of weather	3
Firm wholesale	3
Total increase in electric margin	$60

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

	Three Months Ended March 31,
(Millions of Dollars)	2010	2009
Natural gas revenues	$466	$395
Cost of natural gas sold and transported	(341)	(282)
Natural gas margin	$125	$113

The following summarizes the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2010 vs. 2009
Purchased natural gas cost recovery	$58
Estimated impact of weather	8
DSM revenues (generally offset by expenses)	2
Retail sales increase (excluding weather impact)	1
Other, net	2
Total increase in natural gas revenues	$71

Natural Gas Margin

(Millions of Dollars)	2010 vs. 2009
Estimated impact of weather	$8
DSM revenues (generally offset by expenses)	2
Retail sales increase (excluding weather impact)	1
Other, net	1
Total increase in natural gas margin	$12

Non-Fuel Operating Expense and Other Items

Other Operating and Maintenance Expenses — Other operating and maintenance expenses for the first three months of 2010 increased $0.8 million compared with the first three months of 2009.  The following summarizes the components of the changes for the three months ended March 31:

(Millions of Dollars)	2010 vs. 2009
Lower employee benefit costs	$(5)
Higher plant generation costs	1
Higher contract labor costs	1
Higher information technology costs	1
Other, net	3
Total increase in other operating and maintenance expenses	$1

Lower employee benefits costs are primarily the result of lower active and retiree health care costs.

Demand Side Management (DSM) Program Expenses — DSM program expenses increased by approximately $7.6 million, or 28.9 percent, for the first three months of 2010, compared with the first three months of 2009.  The higher expense is attributable to the ongoing expansion of such programs as designed, in part, to meet certain regulatory commitments in Colorado.

Depreciation and Amortization — Depreciation and amortization increased by approximately $4.4 million, or 7.1 percent, for the first three months of 2010, compared with the first three months of 2009.  The increase is primarily due to planned system expansion.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC decreased by approximately $10.5 million for the first three months of 2010, compared with the first three months of 2009.  This decrease was primarily due to lower AFUDC rates, primarily driven by lower interest rates.

Interest Charges — Interest charges increased by approximately $5.5 million, or 13.5 percent, for the first three months of 2010, compared with the first three months of 2009, primarily due to increased long-term borrowings.

Income Taxes — Income tax expense increased by $36.9 million for the first three months of 2010, compared with the first three months of 2009.  The increase in income tax expense was primarily due to an increase in pretax income, a write-off of tax benefit previously recorded for Medicare Part D subsidies, and an adjustment at PSRI related to the COLI Tax Court proceedings.  For further information, see Note 4 to the consolidated financial statements.  The effective tax rate was 47.5 percent for the first three months of 2010, compared with 33.4 percent for the same period in 2009.  The higher effective tax rate for the first three months of 2010 was primarily due to the write-off of tax benefit for Medicare Part D subsidies and the adjustment at PSRI.  Without these two charges, the effective tax rate for the first three months of 2010 would have been 36.5 percent.

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

•                     Increase customer efficiency and conservation programs with plans to meet the CPUC goals of annual energy sales reductions to approximately 3,669 gigawatt hours (GWh), that would yield a demand savings in the range of 886 MW to 994 MW by 2020;

•                     Retirement of two older coal-burning plants (two units at Arapahoe and two units at Cameo), replacing the capacity with company owned resources, provided the costs are reasonable; and

•                     Reduce PSCo’s CO2 emissions between 10 and 15 percent below 2005 levels and for PSCo to propose additional reductions to achieve a 20 percent reduction by 2020 in its next plan.

PSCo acquired 174 MW of wind resources and 19 MW of central station photovoltaic (PV) solar resources through separate request for proposal (RFP)s and those contracts were specifically approved by the CPUC.  In January 2009, PSCo issued an all-source RFPs to fill the approved resource plan. Bids were received in April 2009, and PSCo filed its bid evaluation report with the CPUC in August 2009.

In October 2009, the CPUC approved the acquisitions of the resources identified in the evaluation report.  With minor modification, the CPUC adopted PSCo’s preferred plan, which includes an incremental 900 MW of additional intermittent renewable energy resources (wind and PV solar) and approximately 280 MW of “new technology” renewable energy sources.  The CPUC approved the negotiation of purchased power contracts from a pool of PV solar bidders, rather than designating specific bidders.  The CPUC approved the selection of about 800 MW of traditional gas-fired resources.  The CPUC preferred that PSCo file its next resource plan in the normal course of business in the fall of 2011 rather than making an interim filing in 2010.  The Colorado OCC has appealed the CPUC’s approval of the resource plan to Denver District Court, arguing that the CPUC erred in approving a portfolio where PSCo obtained an ownership interest in gas-fired generation and that this portfolio will not result in just and reasonable rates.

RES — The 2007 Colorado legislature adopted an increased RES that requires PSCo to generate or cause to be generated electricity from renewable resources equaling 20 percent by 2020.  The CPUC approved all material aspects of PSCo’s 2009 RES compliance plan in August 2009.  The 2010 compliance plan was filed in October 2009 and is pending before the CPUC.

In March 2010, Colorado enacted a law that increases the RES for PSCo and removes the solar standard and replaces it with a distributed generation standard.  Within the distributed generation standard, at least one-half of the distributed generation must be retail distributed generation, i.e., generation that is on customer premises behind the customer meter.  The law requires that PSCo generate or cause to be generated electricity from renewable resources equaling:

•                     At least 12 percent of its retail sales for the years 2011 through 2014;

•                     At least 20 percent of its retail sales for the years 2015 through 2019; and

•                     At least 30 percent of its retail sales for the years 2020 and thereafter.

In addition, distributed generation must equal:

•                     At least 1 percent of retail sales in the years 2011 and 2012 and 1.25 percent of retail sales in the years 2013 and 2014;

•                     At least 1.75 percent of retail sales in the years 2015 and 2016 and 2 percent of retail sales in the years 2017, 2018 and 2019;

•                     At least 3 percent of retail sales in those years.

The CPUC has discretion to review the reasonableness of the increase in the distributed generation percentage in 2014.

San Luis Valley-Calumet-Comanche Unit 3 Transmission Project — PSCo and Tri-State Generation and Transmission Association filed a joint application with the CPUC for a certificate of need and public convenience in May 2009.  The project consists of four components of both 230 kilovolt (KV) and 345 KV line and substation construction. The line is intended to assist in bringing solar power in the San Luis Valley to load.  The line was originally expected to be placed in-service in 2013; however, that appears unlikely now due to delays in the siting and permitting of the line.  Several landowners are opposing this transmission line, including two large ranches.  Hearings before an ALJ were conducted in February 2010, and additional hearings are scheduled for May 2010.

Colorado Clean Air-Clean Jobs Act — The Colorado Clean Air-Clean Jobs Act was signed into law on April 19, 2010.  The Act requires PSCo to file a comprehensive plan with the CPUC by Aug. 15, 2010 to reduce annual emissions of NOx by at least 70 to 80 percent from 2008 levels from the coal-fired generation identified in the plan.  The plan must consider emission controls, plant refueling, or plant retirement of at least 900 MW of coal-fired generating units in Colorado by Jan. 1, 2018.  The legislation requires PSCo to prepare comparative evaluations of different scenarios, including a scenario where emission controls are installed on the coal plants and a scenario where coal plants are repowered or replaced by natural gas by Jan. 1, 2015.  The legislation further encourages PSCo to submit long-term gas contracts to the CPUC for approval.  If approved, PSCo would be entitled to recover the costs it incurs under these long-term gas contracts, notwithstanding any change in the market price of natural gas during the term of the contract.

The Act further provides for full recovery of all prudently incurred costs in executing the approved emission reduction plan and requires the CPUC to employ rate-making mechanisms that allow for current recovery without the filing of a general rate case if PSCo includes the early conversion or closure of coal-based generation by Jan. 1, 2015 in its approved plan.  The Act permits the CPUC to consider interim rate increases after Jan. 1, 2012 while the rate filing is pending.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices, and certain other activities of Xcel Energy’s utility subsidiaries, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards.  State and local agencies have jurisdiction over many of PSCo’s utility activities, including regulation of retail rates and environmental matters.  See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2009.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Penalty Guideline Policy Statement — On March 18, 2010, the FERC issued a Penalty Guideline Policy Statement based on the U. S. Federal Sentencing Guidelines.  The penalty guidelines propose substantial financial penalties for violations of NERC reliability standards and other FERC rules.  On April 15, 2010, the FERC issued an order suspending the policy statement and requested written comments within 60 days.

Electric Reliability Standards Compliance

Compliance Audits

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

In March 2010, WECC conducted a compliance spot check to evaluate compliance with the NERC Critical Energy Infrastructure (CIP) standards, which were effective July 1, 2008.  The preliminary report found that the Xcel Energy utility subsidiaries may not be in compliance with several of the CIP standards.  Xcel Energy will respond to the report indicating where it disagrees with the conclusions.  To what extent NERC may seek to impose penalties for potential violations is unknown at this time.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2010, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

No change in PSCo’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSCo’s internal control over financial reporting.

Part II — OTHER INFORMATION

Item 1 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against PSCo.  After consultation with legal counsel, PSCo has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Additional Information

See Notes 5 and 6 of the financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference.  Reference also is made to Item 3 and Notes 14 and 15 of PSCo’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2009 for a description of certain legal proceedings presently pending.

Item 1A — Risk Factors

PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2009, which is incorporated herein by reference.  There have been no material changes to risk factors.

Item 6 — Exhibits

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

Public Service Company of Colorado
(Registrant)

April 30, 2010	/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer