Form 10-Q
period 2011-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2011-05-02
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 2, 2011
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I - FINANCIAL INFORMATION

Item l.	Financial Statements (Unaudited)	3
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22
Item 4.	Controls and Procedures	27

PART II - OTHER INFORMATION

Item 1.	Legal Proceedings	27
Item 1A.	Risk Factors	27
Item 6.	Exhibits	27

SIGNATURES		28

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

This Form 10-Q is filed by Public Service Company of Colorado, a Colorado corporation (PSCo).  PSCo is a wholly owned subsidiary of Xcel Energy Inc. (Xcel Energy). Additional information on Xcel Energy is available on various filings with the Securities and Exchange Commission (SEC).

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended March 31,
	2011	2010
Operating revenues
Electric	$704,153	$723,634
Natural gas	428,191	466,283
Steam and other	12,103	12,780
Total operating revenues	1,144,447	1,202,697

Operating expenses
Electric fuel and purchased power	323,797	373,851
Cost of natural gas sold and transported	304,938	340,709
Cost of sales — steam and other	5,121	6,073
Other operating and maintenance expenses	170,671	155,693
Demand side management program expenses	30,322	33,711
Depreciation and amortization	79,969	66,966
Taxes (other than income taxes)	34,321	24,616
Total operating expenses	949,139	1,001,619

Operating income	195,308	201,078

Other income, net	1,663	556
Allowance for funds used during construction — equity	1,619	2,978

Interest charges and financing costs
Interest charges — includes other financing costs of $1,516 and $1,397, respectively	45,399	45,813
Allowance for funds used during construction — debt	(726)	(1,665)
Total interest charges and financing costs	44,673	44,148

Income before income taxes	153,917	160,464
Income taxes	57,287	76,214
Net income	$96,630	$84,250

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended March 31,
	2011	2010
Operating activities
Net income	$96,630	$84,250
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	81,284	68,163
Demand side management program amortization	2,546	7,281
Deferred income taxes	47,172	36,989
Amortization of investment tax credits	(668)	(584)
Allowance for equity funds used during construction	(1,619)	(2,978)
Net realized and unrealized hedging and derivative transactions	18,520	(10,048)
Changes in operating assets and liabilities:
Accounts receivable	11,885	5,822
Accrued unbilled revenues	76,879	100,139
Inventories	37,815	51,746
Prepayments and other	28,913	43,613
Accounts payable	(55,823)	(120,659)
Net regulatory assets and liabilities	2,239	(16,279)
Other current liabilities	43,374	55,578
Pension and other employee benefit obligations	(57,910)	(4,349)
Change in other noncurrent assets	(283)	(1,489)
Change in other noncurrent liabilities	(5,588)	(7,773)
Net cash provided by operating activities	325,366	289,422

Investing activities
Utility capital/construction expenditures	(115,991)	(115,890)
Allowance for equity funds used during construction	1,619	2,978
Net cash used in investing activities	(114,372)	(112,912)

Financing activities
Repayment of short-term borrowings, net	(227,400)	(59,000)
Borrowings under utility money pool arrangement	120,000	147,900
Repayments under utility money pool arrangement	(120,000)	(224,900)
Capital contributions from parent	75,000	-
Dividends paid to parent	(66,828)	(65,822)
Net cash used in financing activities	(219,228)	(201,822)

Net decrease in cash and cash equivalents	(8,234)	(25,312)
Cash and cash equivalents at beginning of period	32,912	33,429
Cash and cash equivalents at end of period	$24,678	$8,117

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(39,145)	$(34,225)
Cash received for income taxes, net	33,696	35,514
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$91,478	$9,799

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

	March 31, 2011	Dec. 31, 2010
Assets
Current assets
Cash and cash equivalents	$24,678	$32,912
Accounts receivable, net	302,830	305,469
Accounts receivable from affiliates	11,796	21,042
Accrued unbilled revenues	220,656	297,535
Inventories	185,243	223,058
Regulatory assets	157,083	176,596
Deferred income taxes	22,376	13,877
Derivative instruments	6,785	6,294
Prepayments and other	15,727	54,235
Total current assets	947,174	1,131,018

Property, plant and equipment, net	9,231,890	9,200,556

Other assets
Regulatory assets	840,051	824,205
Derivative instruments	16,085	18,035
Other	54,775	55,016
Total other assets	910,911	897,256
Total assets	$11,089,975	$11,228,830

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$6,504	$6,970
Short-term debt	42,000	269,400
Accounts payable	324,552	382,380
Accounts payable to affiliates	25,394	28,270
Regulatory liabilities	74,009	50,018
Taxes accrued	136,006	94,321
Accrued interest	53,077	48,866
Dividends payable to parent	68,218	66,828
Derivative instruments	8,465	29,047
Other	97,790	100,984
Total current liabilities	836,015	1,077,084

Deferred credits and other liabilities
Deferred income taxes	1,596,092	1,539,583
Deferred investment tax credits	46,671	47,338
Regulatory liabilities	477,542	472,846
Asset retirement obligations	74,556	72,687
Derivative instruments	41,399	43,220
Customer advances	240,538	244,345
Pension and employee benefit obligations	245,998	303,946
Other	60,862	61,334
Total deferred credits and other liabilities	2,783,658	2,785,299

Commitments and contingent liabilities
Capitalization
Long-term debt	3,228,956	3,228,253
Common stock – authorized 100 shares of $0.01 par value; outstanding 100 shares	-	-
Additional paid-in capital	3,330,586	3,255,586
Retained earnings	903,562	875,151
Accumulated other comprehensive income	7,198	7,457
Total common stockholder's equity	4,241,346	4,138,194
Total liabilities and equity	$11,089,975	$11,228,830

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of March 31, 2011 and Dec. 31, 2010; the results of its operations for the three months ended March 31, 2011 and 2010; and its cash flows for the three months ended March 31, 2011 and 2010.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2011 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2010 balance sheet information has been derived from the audited 2010 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2010.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2010, filed with the SEC on Feb. 28, 2011.  Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2010, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently issued accounting pronouncements that have been adopted in the current period did not materially impact the consolidated financial statements, and no material impact is expected from accounting pronouncements issued and pending implementation.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2011	Dec. 31, 2010
Accounts receivable, net
Accounts receivable	$325,856	$329,523
Less allowance for bad debts	(23,026)	(24,054)
	$302,830	$305,469
Inventories
Materials and supplies	$51,545	$51,615
Fuel	69,454	67,187
Natural gas	64,244	104,256
	$185,243	$223,058
Property, plant and equipment, net
Electric plant	$9,065,460	$9,003,103
Natural gas plant	2,300,768	2,284,212
Common and other property	759,060	757,059
Plant to be retired (a)	220,939	236,606
Construction work in progress	255,944	231,636
Total property, plant and equipment	12,602,171	12,512,616
Less accumulated depreciation	(3,370,281)	(3,312,060)
	$9,231,890	$9,200,556

(a)
In 2009, in accordance with the Colorado Public Utility Commission (CPUC’s) approval of PSCo’s 2007 Colorado resource plan and subsequent rate case decisions, PSCo agreed to early retire its Cameo Units 1 and 2, Arapahoe Units 3 and 4 and Zuni Units 1 and 2 facilities.  In 2010, in response to the Clean Air Clean Jobs Act (CACJA), the CPUC approved the early retirement of Cherokee Units 1, 2 and 3, Arapahoe Unit 3 and Valmont Unit 5 between 2011 and 2017.  Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2010 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.   The statute of limitations applicable to Xcel Energy’s 2006 federal income tax return expired in August 2010.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expires in September 2011.  The Internal Revenue Service (IRS) commenced an examination of tax years 2008 and 2009 in the third quarter of 2010.  As of March 31, 2011, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of March 31, 2011, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2006.  As of March 31, 2011, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2011	Dec. 31, 2010
Unrecognized tax benefit - Permanent tax positions	$1.4	$1.3
Unrecognized tax benefit - Temporary tax positions	10.1	10.3
Unrecognized tax benefit balance	$11.5	$11.6

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards were as follows:

(Millions of Dollars)	March 31, 2011	Dec. 31, 2010
Tax benefits associated with NOL and tax credit carryforwards	$(7.2)	$(7.2)

PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease up to approximately $8 million.

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2011 or Dec. 31, 2010.

5.	Rate Matters

Pending and Recently Concluded Regulatory Proceedings — CPUC

Base Rate

PSCo 2010 Gas Rate Case — In December 2010, PSCo filed a request with the CPUC to increase Colorado retail gas rates by $27.5 million, effective in the summer of 2011.  In March 2011, PSCo revised its requested rate increase to $25.6 million due to corrections and updates.

The revised request was based on a 2011 forecast test year, a 10.90 percent return on equity (ROE), a rate base of $1.1 billion and an equity ratio of 57.10 percent.  PSCo proposed recovering $23.2 million of test year capital and operating and maintenance (O&M) expenses associated with several pipeline integrity costs plus an amortization of similar costs that have been accumulated and deferred since the last rate case in 2006.  PSCo also proposed removing the earnings on gas in underground storage from base rates.

On April 11, 2011, intervenors filed answer testimony.  The CPUC Staff recommended a rate decrease of $20.1 million, based on the use of a historic test year (HTY), an ROE of 9.375 percent and an equity ratio of 51.82 percent.  The CPUC Staff also recommended certain adjustments related to pipeline integrity costs, rate base items and pension and benefits expenses.

The Colorado Office of Consumer Counsel (OCC) recommended a rate decrease of $1 million, based on an ROE of 9.0 percent, an equity ratio of 57.20 percent and by reducing cash working capital to reflect adjustments to interest on long-term debt.  The OCC also recommended adjustments to certain O&M expenses, use of a HTY and recommended that gas stored underground remain in base rates rather than move to a rider.  The impact of including gas inventory in base rates would reduce PSCo’s fuel recovery by an additional $9 million.

A final decision is expected in the summer of 2011.  The following procedural schedule has been established:
•	PSCo rebuttal testimony and staff and intervenor cross answer testimony is due on May 6, 2011;
•	Hearings are scheduled for late May 2011.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Wholesale Rate Case — In February 2011, PSCo filed a request with the FERC to change Colorado wholesale electric customer rates to formula based rates with an expected increase of $16.1 million annually for 2011.  The request was based on a 2011 forecast test year, a 10.9 percent ROE, a total PSCo wholesale production rate base of $407.4 million and an equity ratio of 57.1 percent.  Under the proposal, the formula rate would be estimated annually and then would be trued up to actual costs after the conclusion of the year.  The primary drivers of the revenue deficiency are the recently acquired Blue Spruce Energy Center and Rocky Mountain Energy Center generating units, as well as the costs of early retirement of certain coal plants under the CACJA emissions reduction plan, all of which were approved by the CPUC in late 2010.  In April 2011, the FERC suspended the effective date five months, allowing the rates to be placed into effect on Sept. 10, 2011, subject to refund and set the request for settlement procedures.

6.	Commitments and Contingent Liabilities

Except to the extent noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q the circumstances set forth in Notes 12 and 13 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2010, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

Commitments

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

Purchased Power Agreements — Under certain purchased power agreements, PSCo purchases power from independent power producing entities that own natural gas fueled power plants and are required to reimburse natural gas fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases.

PSCo is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is in the future required to be provided other than contractual payments for energy and capacity set forth in the purchased power agreements.

PSCo has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M costs, historical and estimated future fuel and electricity prices, and financing activities.  PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  PSCo had approximately 1,914 megawatts (MW) and 2,010 MW of capacity under long-term purchased power agreements as of March 31, 2011 and Dec. 31, 2010 with entities that have been determined to be variable interest entities.  These agreements have expiration dates through the year 2028.

Guarantees — In connection with the purchase agreement, PSCo provides for indemnification to the counterparty for liabilities incurred as a result of a breach of a representation or warranty by the indemnifying party. These indemnification obligations generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or impossible to quantify at the time of the consummation of a particular transaction.

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

Site Remediation — The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regarding the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances to the environment.  PSCo must pay all or a portion of the cost to remediate sites where past activities of PSCo or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including sites of former manufactured gas plants operated by PSCo, its predecessors, or other entities; and third-party sites, such as landfills, for which PSCo is alleged to be a PRP that sent hazardous materials and wastes.  At March 31, 2011 and Dec. 31, 2010, the liability for the cost of remediating these sites was estimated to be $0.7 million and $0.8 million, respectively, of which $0.3 million was considered to be a current liability.

Asbestos Removal — Some of PSCo’s facilities contain asbestos.  Most asbestos will remain undisturbed until the facilities that contain it are demolished or removed.  PSCo has recorded an estimate for final removal of the asbestos as an asset retirement obligation.  See additional discussion of asset retirement obligations in Note 13 of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2010.  It may be necessary to remove some asbestos to perform maintenance or make improvements to other equipment.  The cost of removing asbestos as part of other work is not expected to be material and is recorded as incurred as operating expenses for maintenance projects, capital expenditures for construction projects or removal costs for demolition projects.

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Rulemaking — In December 2009, the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare.  The EPA has promulgated permit requirements for GHGs for power plants.  These regulations became applicable in 2011.  In December 2010, the EPA announced a settlement with several states and environmental groups to begin preparing regulations of emissions from both new and existing steam electric generating units, such as coal-fired power plants, under the Clean Air Act (CAA).  The EPA plans to propose these regulations in July 2011 and finalize them in the first half of 2012.

Electric Generating Unit (EGU) Maximum Achievable Control Technology (MACT) Rule — In 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants.  In February 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAMR, which impacted federal CAMR requirements, but not necessarily state-only mercury legislation and rules.

In March 2011, the EPA issued the proposed EGU MACT designed to address emissions of mercury and other hazardous air pollutants for coal-fired utility units greater than 25 MW.  PSCo is evaluating the proposed rule and plans to offer comments to the EPA.  The EPA intends to issue the final rule by November 2011.  PSCo anticipates that the EPA will require affected facilities to demonstrate compliance within three to four years.

Colorado Mercury Regulation — Colorado’s mercury regulations require mercury emission controls capable of achieving 80 percent capture to be installed at the Pawnee Generating Station by the end of 2011.  The expected cost estimate for the Pawnee Generating Station is $2.3 million for capital costs with an annual estimate of $1.4 million for sorbent expense.  PSCo has evaluated the Colorado mercury control requirements for its other units in Colorado and believes that, under the current regulations, no further controls will be required other than the planned controls at the Pawnee Generating Station.  The Pawnee mercury controls are included in the CACJA plan.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules regarding provisions that require the installation and operation of emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas throughout the United States.

In 2006, the Colorado Air Quality Control Commission promulgated BART regulations requiring certain major stationary sources to evaluate, install, operate and maintain BART to make reasonable progress toward meeting the national visibility goal.  The Colorado Air Pollution Control Division (CAPCD) has indicated that it expects to submit a Regional Haze BART/Reasonable Further Progress State Implementation Plan (SIP) to the EPA in 2011.  In January, 2011, the Colorado Air Quality Commission approved a revised Regional Haze BART/Reasonable Further Progress SIP incorporating the Colorado CACJA emission reduction plan.  In accordance with Colorado law, the SIP is now before the Colorado general assembly for review prior to submission to the EPA.  PSCo anticipates that for those plants included in the Colorado CACJA emission reduction plan, the plan will satisfy regional haze requirements.  The Colorado SIP, however, must be approved by the EPA.  PSCo expects the cost of any required capital investment will be recoverable from customers.  Emissions controls are expected to be installed between 2012 and 2017.

In March 2010, two environmental groups petitioned the U.S. Department of the Interior (DOI) to certify that 12 coal-fired boilers and one coal-fired cement kiln in Colorado are contributing to visibility problems in Rocky Mountain National Park.  Four PSCo plants are named in the petition:  Cherokee, Hayden, Pawnee and Valmont.  The groups allege that the Colorado BART rule is inadequate to satisfy the CAA mandate of ensuring reasonable further progress towards restoring natural visibility conditions in the park.  It is not known when the DOI will rule on the petition.

Federal Clean Water Act (CWA Section 316 (b)) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available (BTA) for minimizing adverse environmental impacts to aquatic species.  In 2004, the EPA published phase II of the rule, which applies to existing cooling water intakes at steam-electric power plants.  In March 2011, the EPA released a pre-publication version of a proposed rule that was modified to address earlier court decisions.  The proposed rule sets prescriptive standards for minimization of aquatic species impingement but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office.  PSCo has begun an internal review of the possible changes and impacts, including possible additional capital and operating expenses.  Due to the uncertainty of the final regulatory requirements, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

Proposed Coal Ash Regulation — PSCo’s operations generate hazardous wastes that are subject to the Federal Resource Recovery and Conservation Act and comparable state laws that impose detailed requirements for handling, storage, treatment and disposal of hazardous waste.  In June 2010, the EPA published a proposed rule seeking comment on whether to regulate coal combustion byproducts (often referred to as coal ash) as hazardous or nonhazardous waste.  Coal ash is currently exempt from hazardous waste regulation.  If the EPA ultimately issues a final rule under which coal ash is regulated as hazardous waste, PSCo’s costs associated with the management and disposal of coal ash would significantly increase, and the beneficial reuse of coal ash would be negatively impacted.  The EPA has not announced a planned date for a final rule.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

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

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court in the Southern District of New York against the following utilities, including Xcel Energy, the parent company of PSCo, to force reductions in carbon dioxide (CO2) emissions:  American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority.  The lawsuits allege that CO2 emitted by each company is a public nuisance.  The lawsuits do not demand monetary damages.  Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions.  In September 2005, the court granted plaintiffs’ motion to dismiss on constitutional grounds.  In August 2010, this decision was reversed by the Second Circuit and is currently on appeal before the United States Supreme Court.  Oral arguments were presented to the Supreme Court on April 19, 2011 and a decision is expected in the summer of 2011.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy, the parent company of PSCo, and 23 other utilities, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  No accrual has been recorded for this matter.

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

Cabin Creek Hydro Generating Station Accident — In October 2007, employees of RPI Coatings Inc. (RPI), a contractor retained by PSCo, were applying an epoxy coating to the inside of a penstock at PSCo’s Cabin Creek Hydro Generating Station (CCH) near Georgetown, Colo.  A fire occurred inside a pipe used to deliver water from a reservoir to the hydro facility.  Five RPI employees were unable to exit the pipe and rescue crews confirmed their deaths.  The accident was investigated by the federal Occupational Safety and Health Administration (OSHA), the U.S. Chemical Safety Board (CSB) and the Colorado Bureau of Investigations.

In March 2008, OSHA proposed penalties totaling $189,900 for 22 serious violations and three willful violations arising out of the accident.  In April 2008, Xcel Energy notified OSHA of its decision to contest all of the proposed citations.  Pursuant to a court order this proceeding has been stayed until July 1, 2011.

Three lawsuits were filed (two in Colorado state court and one in California state court) on behalf of the five deceased workers and by seven employees of RPI allegedly injured in the accident.  PSCo and Xcel Energy were among the defendants named in each lawsuit.  Settlements were subsequently reached in all three lawsuits by Xcel Energy and PSCo.  These confidential settlements did not have a material adverse effect upon PSCo’s consolidated results of operations, cash flows or financial position.

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

Stone & Webster, Inc. vs. PSCo — In July 2009, Stone & Webster, Inc. (Shaw) filed a complaint against PSCo in State District Court in Denver, Colo. for damages allegedly arising out of its construction work on the Comanche Unit 3 coal-fired plant.  Shaw, a contractor retained to perform certain engineering, procurement and construction work on Comanche Unit 3, alleges, among other things, that PSCo mismanaged the construction of Comanche Unit 3.  Shaw further claims that this alleged mismanagement caused delays and damages.  The complaint also alleges that Xcel Energy and related entities guaranteed Shaw $10 million in future profits under the terms of a 2003 settlement agreement.  Shaw alleges that it will not receive the $10 million to which it is entitled.  Accordingly, Shaw seeks an amount up to $10 million relating to the 2003 settlement agreement.  In total, Shaw seeks approximately $144 million in damages.

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

Trial commenced in October 2010 and addressed only those issues raised in the first complaint and did not include Shaw’s claim asserted in the second lawsuit related to the letter of credit.  In November 2010, a jury returned a verdict that awarded damages to Shaw and to PSCo.  Specifically the jury awarded a total of $84.5 million to Shaw but also awarded $70.0 million to PSCo for damages related to its counterclaims, for a net verdict to Shaw in the amount of $14.5 million.  Shaw subsequently filed post trial motions, which the court denied.  In March 2011, Shaw filed its notice of appeal on all issues raised at trial and in post-trial motions.  PSCo filed a conditional cross-appeal on April 5, 2011.  PSCo is actively participating in negotiations with Shaw.  If the jury verdict remains unchanged, it is not expected to have a material adverse effect on PSCo’s consolidated results of operations, cash flows or financial position.

Connie DeWeese vs. PSCo — In November 2008, there was an explosion in Pueblo, Colo., which destroyed a tavern and a neighboring store.  The explosion killed one person and injured seven people.  The Pueblo Fire Department and the Federal Bureau of Alcohol, Tobacco and Firearms have determined a natural gas leak from a pipeline under the street led to the explosion.  In February 2010, a wrongful death/personal injury lawsuit was filed in Colorado District Court in Pueblo, Colorado against PSCo and the City of Pueblo by several parties that were allegedly injured, as a result of this explosion.  The plaintiffs are also alleging economic and noneconomic damages.  The lawsuit alleges that the accident occurred as a result of PSCo’s negligence.  A related lawsuit was filed in March 2010 by Seneca Insurance Company, which insured Branch Inn, LLC and Branch Inn Enterprises, LLC.  The plaintiffs are alleging destruction of the building and disruption of the business.  Both lawsuits allege that the accident occurred as a result of PSCo’s negligence.  PSCo denies liability for this accident.  The cases have been consolidated.  In June 2010, the court granted, in part, PSCo’s motion to dismiss certain of plaintiffs’ claims related to, among other things, strict liability.  In July 2010, a third related lawsuit was filed by Truck Insurance Exchange against PSCo and the City of Pueblo to recover damages allegedly paid by the plaintiff insurance company to its insured as a result of the explosion.  In September 2010, six plaintiffs filed a fourth lawsuit, Vigil vs. Xcel Energy, in Hennepin County District Court in Minneapolis, Minn., alleging personal injury and property damage as a result of the November 2008 explosion.  In January 2011, the court granted Xcel Energy’s motion to dismiss this lawsuit on procedural grounds.  The damages claimed by plaintiffs in the three Colorado lawsuits are presently unknown but it is not believed that this total, if recovered, would have a material adverse effect upon PSCo’s consolidated results of operations, cash flows or financial position.  No trial date has been set for these lawsuits.

7.	Borrowings and Other Financing Instruments

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for PSCo:

(Millions of Dollars)	Three Months Ended March 31, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$700	$675
Amount outstanding at period end	42	269
Average amount outstanding	151	49
Maximum amount outstanding	304	275
Weighted average interest rate, computed on a daily basis	0.39%	0.37%
Weighted average interest rate at end of period	0.37	0.42

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, PSCo must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under the credit agreement.

During March of 2011, PSCo executed a new 4-year credit agreement.  The total size of the credit facility is $700 million and expires in March 2015.  PSCo has the right to request an extension of the final maturity date for two additional one year periods, subject to majority bank group approval.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.  Other features of PSCo’s credit facility include:

•	The credit facility may be increased by up to $100 million.
•
The credit facility has a financial covenant requiring that PSCo’s debt-to-total capitalization ratio be less than or equal to 65 percent.  PSCo was in compliance as its debt-to-total capitalization ratio was 44 percent and 46 percent at March 31, 2011 and Dec. 31, 2010, respectively.  If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides PSCo will be in default on its borrowings under the facility if it or any of its subsidiaries, comprising 15 percent or more of the consolidated assets, defaults on any indebtedness in an aggregate principal amount exceeding $75 million.

•	The interest rates under the line of credit are based on the Eurodollar rate, plus a borrowing margin based on the applicable credit ratings of 100 to 200 basis points per year.
•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.

At March 31, 2011, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$700.0	$46.6	$653.4

(a)  Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  PSCo had no direct advances on the credit facility outstanding at March 31, 2011 and Dec. 31, 2010.

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At March 31, 2011 and Dec. 31, 2010, there were $4.6 million and $4.7 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

Money Pool — Xcel Energy and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries.  The holding company may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in the holding company.

The following table presents the money pool borrowings for PSCo:

(Millions of Dollars)	Three Months Ended March 31, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$250	$250
Amount outstanding at period end	-	-
Average amount outstanding	3	8
Maximum amount outstanding	53	84
Weighted average interest rate, computed on a daily basis	0.35%	0.33%
Weighted average interest rate at end of period	N/A	N/A

8.	Fair Value of Financial Assets and Liabilities

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

Specific valuation methods include the following:

Commodity derivatives —  The methods utilized to measure the fair value of commodity derivatives include the use of forward prices and volatilities to value commodity forwards and options.  Levels are assigned to these fair value measurements based on the significance of the use of subjective forward price and volatility forecasts for commodities and delivery locations with limited observability, or the significance of contractual settlements that extend to periods beyond those readily observable on active exchanges or quoted by brokers.

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

Derivative Instruments Fair Value Measurements

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

At March 31, 2011, accumulated other comprehensive income (OCI) related to interest rate derivatives included $1.5 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

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

At March 31, 2011, PSCo had vehicle fuel contracts designated as cash flow hedges extending through December 2014.  PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2011 and 2010.

At March 31, 2011, accumulated OCI related to commodity derivative cash flow hedges included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at March 31, 2011 and Dec. 31, 2010:

(Amounts in Thousands) (a) (b)	March 31, 2011	Dec. 31, 2010
Megawatt hours (MWh) of electricity	3,955	2,418
MMBtu of natural gas	24,392	59,465
Gallons of vehicle fuel	338	360

(a) Amounts are not reflective of net positions in the underlying commodities.
(b) Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated OCI, included as a component of common stockholder’s equity, is detailed in the following table:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$7,457	$8,101
After-tax net unrealized gains related to derivatives accounted for as hedges	98	15
After-tax net realized gains on derivative transactions reclassified into earnings	(357)	(123)
Accumulated other comprehensive income related to cash flow hedges at March 31	$7,198	$7,993

PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2011 and March 31, 2010.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

The following tables detail the impact of derivative activity during the three months ended March 31, 2011 and March 31, 2010, respectively, on OCI, regulatory assets and liabilities, and income:

	Three Months Ended March 31, 2011
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into				Pre-Tax
	During the Period in:		Income During the Period from:				Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income	Liabilities	Loss		Liabilities		in Income
Derivatives designated as cash flow
hedges
Interest rate	$-	$-	$(576	)(a)	$-		$-
Vehicle fuel and other commodity	176	-	(18	)(c)	-		-
Total	$176	$-	$(594)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$245	(b)
Natural gas commodity	-	(5,354)	-		44,482	(d)	-
Total	$-	$(5,354)	$-		$44,482		$245

	Three Months Ended March 31, 2010
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into				Pre-Tax
	During the Period in:		Income During the Period from:				Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow
hedges
Interest rate	$-	$-	$(576	)(a)	$-		$-
Vehicle fuel and other commodity	24	-	377	(c)	-		-
Total	$24	$-	$(199)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$(249	)(b)
Natural gas commodity	-	(27,564)	-		3,637	(d)	-
Vehicle fuel and other commodity	-	-	-		-		50	(b)
Total	$-	$(27,564)	$-		$3,637		$(199)

(a)	Recorded to interest charges.
(b)
Recorded to electric operating revenues.  Portions of these total gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.

(c)	Recorded to O&M expenses.
(d)
Recorded to cost of natural gas sold and transported; these derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets and liabilities, as appropriate.

Credit Related Contingent Features — Contract provisions of the derivative instruments that PSCo enters into may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings.  If the credit ratings of PSCo were downgraded below investment grade, contracts underlying $5.0 million and $5.6 million of derivative instruments in a liability position at March 31, 2011 and Dec. 31, 2010, respectively, would have required PSCo to post collateral or settle applicable contracts, which would have resulted in payments to counterparties of $8.1 million and $9.8 million, respectively.  At March 31, 2011 and Dec. 31, 2010, there was no collateral posted on these specific contracts.

PSCo’s derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that a given utility subsidiary’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2011 and Dec. 31, 2010.

Recurring Fair Value Measurements — The following table presents for each of the hierarchy Levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2011:

	March 31, 2011
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$107	$-	$107	$-	$107
Other derivative instruments:
Trading commodity	13	7,712	-	7,725	(4,285)	3,440
Natural gas commodity	-	1,417	-	1,417	(908)	509
Total current derivative assets	$13	$9,236	$-	$9,249	$(5,193)	4,056
Purchased power agreements (a)						2,729
Current derivative instruments						$6,785
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$183	$-	$183	$-	$183
Other derivative instruments:
Trading commodity	-	6,198	-	6,198	(2,029)	4,169
Total noncurrent derivative assets	$-	$6,381	$-	$6,381	$(2,029)	4,352
Purchased power agreements (a)						11,733
Noncurrent derivative instruments						$16,085

Current derivative liabilities
Other derivative instruments:
Trading commodity	$59	$7,111	$-	$7,170	$(5,423)	$1,747
Natural gas commodity	-	1,886	-	1,886	(908)	978
Total current derivative liabilities	$59	$8,997	$-	$9,056	$(6,331)	2,725
Purchased power agreements (a)						5,740
Current derivative instruments						$8,465
Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$5,190	$-	$5,190	$(2,029)	$3,161
Total noncurrent derivative liabilities	$-	$5,190	$-	$5,190	$(2,029)	3,161
Purchased power agreements (a)						38,238
Noncurrent derivative instruments						$41,399

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

PSCo recognizes transfers between Levels as of the beginning of each period.  There were no transfers of amounts between Levels for the three months ended March 31, 2011.  The following table presents the transfers that occurred from Level 3 to Level 2 for the three months ended March 31, 2010:

(Thousands of Dollars)
Trading commodity derivatives not designated as cash flow hedges:
Current assets	$1,740
Noncurrent assets	4,988
Current liabilities	(1,265)
Noncurrent liabilities	(2,891)
Total	$2,572

There were no transfers to or from Level 1 for the three months ended March 31, 2010, and the transfer of amounts from Level 3 to Level 2 is due to the passing of time and resulting increased availability of observable inputs to value certain long-term derivative contracts.

The following table presents for each of the hierarchy Levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis at Dec. 31, 2010:

	Dec. 31, 2010
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$56	$-	$56	$-	$56
Other derivative instruments:
Trading commodity	-	5,765	-	5,765	(2,633)	3,132
Natural gas commodity	-	1,396	-	1,396	(1,019)	377
Total current derivative assets	$-	$7,217	$-	$7,217	$(3,652)	3,565
Purchased power agreements (a)						2,729
Current derivative instruments						$6,294
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$68	$-	$68	$-	$68
Other derivative instruments:
Trading commodity	-	6,770	-	6,770	(2,118)	4,652
Natural gas commodity	-	1,111	-	1,111	(211)	900
Total noncurrent derivative assets	$-	$7,949	$-	$7,949	$(2,329)	5,620
Purchased power agreements (a)						12,415
Noncurrent derivative instruments						$18,035

	Dec. 31, 2010
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative liabilities
Other derivative instruments:
Trading commodity	$-	$5,192	$-	$5,192	$(2,669)	$2,523
Natural gas commodity	-	41,753	-	41,753	(20,969)	20,784
Total current derivative liabilities	$-	$46,945	$-	$46,945	$(23,638)	23,307
Purchased power agreements (a)						5,740
Current derivative instruments						$29,047
Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$5,526	$-	$5,526	$(2,118)	$3,408
Natural gas commodity	-	350	-	350	(211)	139
Total noncurrent derivative liabilities	$-	$5,876	$-	$5,876	$(2,329)	3,547
Purchased power agreements (a)						39,673
Noncurrent derivative instruments						$43,220

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

There were no Level 3 recurring value measurements at March 31, 2011.  The following table presents the changes in Level 3 recurring fair value measurements for the three months ended March 31, 2010:

(Thousands of Dollars)	March 31, 2010
Balance at Jan. 1	$804
Purchases	(55)
Settlements	(94)
Transfers out of Level 3	(2,572)
Gains recognized in earnings (a)	2,248
Balance at March 31	$331

(a) These amounts relate to commodity derivatives held at the end of the period.

Realized and unrealized gains and losses on commodity trading activities are included in electric revenues.  Realized and unrealized gains and losses on non-trading derivative instruments are recorded in OCI or deferred as regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on the commission approved regulatory recovery mechanisms.

Fair Value of Long-Term Debt Recorded at Carrying Amount

The carrying amounts and fair values of PSCo’s long-term debt as follows:

	March 31, 2011		Dec. 31, 2010
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$3,235,460	$3,487,803	$3,235,223	$3,531,729

The fair value of PSCo’s long-term debt is estimated based on the quoted market prices for the same or similar issues, or the current rates for debt of the same remaining maturities and credit quality.  The fair value estimates presented are based on information available to management as of March 31, 2011 and Dec. 31, 2010.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since that date and current estimates of fair values may differ significantly.

As of March 31, 2011 and Dec. 31, 2010, the fair value of cash and cash equivalents, notes and accounts receivable, notes and accounts payable and short-term debt are representative of fair value because of the short-term nature of these instruments.

9.	Other Income, Net

Other income (expense), net, consisted of the following:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Interest income	$1,303	$378
Other nonoperating income	607	431
Insurance policy expenses	(247)	(253)
Other income, net	$1,663	$556

10.	Segment Information

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
•
Revenues from operating segments not included above are below the necessary quantitative thresholds and are therefore included in the all other category.  Those primarily include steam revenue, appliance repair services and nonutility real estate activities.

Operating results from the regulated electric utility and regulated natural gas utility serve as the primary basis for the chief operating decision maker to evaluate the dual performance of PSCo.  The accounting policies of the segments are the same as those described in Note 1 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2010. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery which is separately determined for each segment.

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2011
Operating revenues from external customers	$704,153	$428,191	$12,103	$-	$1,144,447
Intersegment revenues	114	46	-	(160)	-
Total revenues	$704,267	$428,237	$12,103	$(160)	$1,144,447
Net income	$65,715	$28,878	$2,037	$-	$96,630

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2010
Operating revenues from external customers	$723,634	$466,283	$12,780	$-	$1,202,697
Intersegment revenues	1,012	72	-	(1,084)	-
Total revenues	$724,646	$466,355	$12,780	$(1,084)	$1,202,697
Net income (loss)	$57,354	$34,674	$(7,778)	$-	$84,250

11.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended March 31,
(Thousands of Dollars)	2011	2010
Net income	$96,630	$84,250
Other comprehensive (loss) income:
After-tax net unrealized gains related to derivatives accounted for as hedges	98	15
After-tax net realized gains on derivative transactions reclassified into earnings	(357)	(123)
Other comprehensive loss	(259)	(108)
Comprehensive income	$96,371	$84,142

12.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2011	2010	2011	2010
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Xcel Energy
Service cost	$18,112	$17,618	$1,315	$1,038
Interest cost	39,915	40,652	10,551	10,529
Expected return on plan assets	(55,286)	(58,124)	(7,968)	(7,134)
Amortization of transition obligation	-	-	3,611	3,611
Amortization of prior service cost (credit)	5,633	5,164	(1,233)	(1,233)
Amortization of net loss	18,729	11,024	3,343	2,709
Net periodic benefit cost	27,103	16,334	9,619	9,520
Costs not recognized and additional cost recognized due
to the effects of regulation	(7,885)	(7,326)	973	973
Net benefit cost recognized for financial reporting	$19,218	$9,008	$10,592	$10,493

PSCo
Net periodic benefit cost	$7,210	$3,323	$5,570	$5,513
Additional cost recognized due to the effects of regulation	-	-	973	973
Net benefit cost recognized for financial reporting	$7,210	$3,323	$6,543	$6,486

Voluntary contributions of $134 million were made to three of Xcel Energy’s pension plans in January 2011, including $58.3 million related to PSCo. Based on updated valuation results received in March 2011 for the NCE Non-Bargaining Pension Plan, Xcel Energy plans to make a required contribution of $3.3 million to the NCE Non-Bargaining Pension Plan in mid-2011.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Continuing Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2010, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2011.

Results of Operations

PSCo’s net income was approximately $96.6 million for the first three months of 2011, compared with approximately $84.3 million for the first three months of 2010.  The increase is due to higher income tax expense in 2010 related to a write-off of tax benefits previously recorded for Medicare Part D subsidies and an adjustment at P.S.R. Investments, Inc. (PSRI) related to the corporate- owned life insurance (COLI) Tax Court proceedings in 2010.  The decrease in income tax expense was partially offset by a decrease in revenues due to seasonal rates, which were implemented in June 2010, and higher O&M expenses, property taxes and depreciation expense.  Seasonal rates are designed to be revenue neutral on an annual basis.  Therefore, the quarterly pattern of revenue collection is different than in the past, as seasonal rates are higher in the summer months and lower throughout the latter part of the year.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2011	2010
Electric revenues	$704	$724
Electric fuel and purchased power	(324)	(374)
Electric margin	$380	$350

The following tables summarize the components of the changes in electric revenues and margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Fuel and purchased power cost recovery	$(51)
Retail rate increase, offset by impact of seasonal rates	(4)
Firm wholesale	(3)
Revenue requirements for PSCo generation acquisition (a)	34
Renewable energy credit sales	2
Service and facility fees	2
Total decrease in electric revenues	$(20)

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Revenue requirements for PSCo generation acquisition (a)	$34
Service and facility fees	2
Retail rate increase, offset by impact of seasonal rates	(4)
Renewable energy credit sales	(2)
Total increase in electric margin	$30

(a)
The increase in revenue requirements for PSCo generation reflects the acquisition of the Rocky Mountain and Blue Spruce natural gas facilities in 2010.  These revenue requirements are partially offset by increased O&M expense, depreciation expense, property taxes and financing costs.

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2011	2010
Natural gas revenues	$428	$466
Cost of natural gas sold and transported	(305)	(341)
Natural gas margin	$123	$125

The following tables summarize the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2011 vs. 2010
Purchased natural gas adjustment clause recovery	$(36)
Retail sales decrease (excluding weather impact)	(2)
Total decrease in natural gas revenues	$(38)

Natural Gas Margin

(Millions of Dollars)	2011 vs. 2010
Retail sales decrease (excluding weather impact)	$(2)
Total decrease in natural gas margin	$(2)

Non-Fuel Operating Expense and Other Items

Operating and Maintenance Expenses — O&M expenses increased by approximately $15.0 million, or 9.6 percent, for the first three months of 2011, compared with the first three months of 2010.  The following summarizes the components of the changes for the three months ended March 31:

(Millions of Dollars)	2011 vs. 2010
Higher plant generation costs	$6
Higher employee benefit costs	4
Higher labor costs	3
Higher contract labor costs	2
Total increase in operating and maintenance expenses	$15

Higher plant generation costs are primarily attributable incremental operating costs associated with new generation facilities placed in service in 2010.

Demand Side Management (DSM) Program Expenses — DSM program expenses decreased by approximately $3.4 million, or 10.0 percent, for the first three months of 2011, compared with the first three months of 2010.  The lower expense was primarily attributable to a reduction in historical amortization of DSM programs.  PSCo has established DSM incentive programs designed to encourage its retail customers to conserve energy or change energy usage patterns in order to reduce peak demand on the gas and/or electric system.  This, in turn, reduces the need for additional plant capacity, reduces emissions, serves to achieve other environmental goals as well as reduces energy costs to participating customers.  PSCo recovers DSM program expenses concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization increased by approximately $13.0 million, or 19.4 percent, for the first three months of 2011, compared with the first three months of 2010.  The increase is primarily due to Comanche Unit 3 going into service in the second quarter of 2010, the acquisition of two gas generation facilities in December 2010 and normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by approximately $9.7 million, or 39 percent, for the first three months of 2011, compared with the first three months of 2010.  The increase is primarily due to an increase in property taxes.

Other Income, Net — Other income, net increased by approximately $1.1 million for the first three months of 2011, compared with the first three months of 2010.  The increase is primarily due to interest earned on the RESA rider.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC decreased by approximately $2.3 million for the first three months of 2011, compared with the first three months of 2010.  The decrease was primarily due to lower AFUDC rates, primarily driven by lower interest rates.

Income Taxes — Income tax expense decreased by $18.9 million for the first three months of 2011, compared with the first three months of 2010.  The higher income tax expense in 2010 was primarily due to a write-off of tax benefits previously recorded for Medicare Part D subsidies and an adjustment at PSRI related to the COLI Tax Court proceedings in 2010.  The effective tax rate was 37.2 percent for the first three months of 2011, compared with 47.5 percent for the same period in 2010.  The higher effective tax rate for the first three months of 2010 was primarily due to the write-off of tax benefit for Medicare Part D subsidies and the adjustment at PSRI in 2010.  Without these two charges, the effective tax rate for the first three months of 2010 would have been 36.5 percent.

Factors Affecting Results of Continuing Operations

Public Utility Regulation

Solar*Rewards Program — In February 2011, PSCo filed to reduce the payments to customers installing on-site solar generation due to changes in market conditions resulting from the decrease in cost of solar energy.  In March 2011, PSCo entered into a settlement agreement with CPUC Staff, OCC, Colorado Solar Energy Industries Association, Solar Alliance, Western Resource Advocates, Colorado Governor’s Energy Office and Colorado Renewable Energy Society that limits the amount of customer sited solar generation that PSCo will purchase, caps the amount PSCo will spend on customer sited solar, and quickly shifts from up-front payments to pay-for-performance.  The settlement gives PSCo a presumption of prudence, for both the existing renewable energy standard adjustment (RESA) balance, and the future RESA balance if PSCo performs consistent with the acquisition terms of the settlement.  The CPUC approved the settlement and the program was re-opened in March 2011.

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

In December 2010, the CPUC approved the following:

•	Shutdown Cherokee Units 1 and 2 in 2011 and Cherokee Unit 3 (365 MW in total) by the end of 2015, after a new natural gas combined-cycle unit is built at Cherokee Station (569 MW);
•	Fuel-switch Cherokee Unit 4 (352 MW) to natural gas by 2017;
•	Shutdown Arapahoe Unit 3 (45 MW) and fuel-switch Unit 4 (111 MW) in 2014 to natural gas;
•	Shutdown Valmont Unit 5 (186 MW) in 2017;
•	Install SCR for controlling NOx and a scrubber for controlling SO2 on Pawnee Station in 2014;
•	Install SCR on Hayden Unit 1 in 2015 and Hayden Unit 2 in 2016; and
•	Convert Cherokee Unit 2 and Arapahoe Unit 3 to synchronous condensers to support the transmission system.

The CPUC provided for recovery on construction work in process (CWIP) in rate base in each rate case and deferred accounting of accelerated depreciation costs.  PSCo needs to make applications for detailed cost review before commencing each phase of the plan.  The CPUC also encouraged PSCo to hold stakeholder meetings to discuss issues around a multi-year rate plan.  In January 2011, the Colorado Air Quality Control Commission unanimously approved incorporation of the CACJA plan into Colorado’s regional haze state implementation plan (SIP).  See Note 3 and Note 5 to the consolidated financial statements for discussion.  In April 2011, the Colorado General Assembly approved legislation authorizing the regional haze SIP containing the CACJA plan.  Upon signature by the Governor of Colorado, the SIP (including the CACJA plan) will be sent to the EPA for incorporation into federal CAA regulations.  The total investment associated with the adopted plan is approximately $1.0 billion over the next seven years.  The rate impact of the proposed plan is expected to increase future bills on average by 2 percent annually.

In March 2011, PSCo filed an application for approval of the conversion of Cherokee Unit 2 to a synchronous condenser and notified the CPUC that it could maintain transmission system reliability without conversion of Arapahoe Unit 3.  In April 2011, PSCo filed for approval of the decommissioning of Cherokee 1 and 2 to provide space for the new combined-cycle plant.

Cameo Generating Station — In 2008, the CPUC approved PSCo’s request to retire the 73 MW Cameo coal-fired generating station at the end of 2011.  Cameo Station was retired at the end of 2010.  In February 2011, PSCo filed a plan for decommissioning, remediation, removal, and restoration at the site.  Only two parties (the OCC and gas intervenors) intervened and neither requested a hearing.  The matter is pending before the CPUC.

San Luis Valley-Calumet-Comanche Unit 3 Transmission Project — In May 2009, PSCo and Tri-State Generation and Transmission Association filed a joint application with the CPUC for a project for 230 KV and 345 KV line and substation construction.  The line is intended to assist in bringing solar power in the San Luis Valley to load.  The line was originally expected to be placed in-service in 2013; however, that appears unlikely now due to delays in the siting and permitting of the line.  Several landowners oppose this transmission line, including two large ranches.  In November 2010, the ALJ issued a recommended decision granting the CPCN but proposing a significant refund obligation if the line was not heavily utilized ten years after it was in service.  Several parties, including PSCo, filed exceptions to the recommended decision.  The CPUC deliberated on the exceptions to the recommended decision and granted the CPCN without the refund obligation recommended by the ALJ.  A written decision was issued on March 23, 2011.

SmartGridCity™ Certificate of Public Convenience and Necessity (CPCN) — As part of the PSCo 2010 electric rate case, the CPUC included recovery of the revenue requirements associated with $45 million of capital and $4 million of annual O&M costs incurred by PSCo to develop and operate SmartGridCity™, subject to refund, and ordered PSCo to file for a CPCN for that project.

In February 2011, the CPUC approved the CPCN and allowed recovery of approximately $28 million of the capital cost and 100 percent of the O&M costs and ordered PSCo to file for a rate reduction in April 2011 to reflect the lower level of capital in rate base.  The CPUC seeks additional information regarding the future plans to utilize SmartGridCity™ in an application to recover the additional capital.  PSCo believes that it will be able to satisfy that requirement.  In April 2011, PSCo filed to reduce its rates by approximately $2.0 million annually beginning in May 2011.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices, and certain other activities of Xcel Energy’s utility subsidiaries, including enforcement of North American Electric Reliability Corporation (NERC) mandatory electric reliability standards.  State and local agencies have jurisdiction over many of PSCo’s utility activities, including regulation of retail rates and environmental matters.  See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2010.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

NERC Electric Reliability Standards Compliance

Compliance Audits and Self Reports
In November 2010, PSCo filed a self-report with the Western Electricity Coordinating Council (WECC) regarding potential violations of certain NERC critical infrastructure protection standards (CIPS).  Additional self-reports of potential violations of CIPS standards were filed in January 2011.  Based on the issues identified with CIPS compliance, PSCo submitted a mitigation plan that provides for a comprehensive review of its CIPS compliance programs.  Whether and to what extent penalties may be assessed against PSCo for the issues identified and self-reported to date is unclear.

FERC Tie Line Investigation — In October 2007, the FERC Office of Enforcement, U.S. Department of the Interior (DOI), commenced a non-public investigation of the transmission service arrangements across the Lamar Tie Line, a transmission facility that connects PSCo and SPS.  In July 2008, the DOI issued a preliminary report alleging Xcel Energy violated certain FERC policies, rules and approved tariffs, that could result in material penalties under the FERC penalty guidelines.  The report does not constitute a finding by the FERC, which may accept, modify or reject any or all of the preliminary conclusions set forth in the report.  Xcel Energy provided a response that disagreed with the preliminary report and demonstrated compliance with applicable standards.  In December 2010, the DOI initiated settlement negotiation with Xcel Energy regarding possible resolution of the non-public investigation.  The final outcome of the FERC DOI investigation and to what extent FERC may seek to impose penalties for alleged violations is unknown at this time.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2011, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

Additional Information

See Notes 5 and 6 of the financial statements in this Quarterly Report on Form 10-Q for further discussion of legal proceedings, including Regulatory Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference.  Reference also is made to Item 3 and Notes 12 and 13 of PSCo’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2010 for a description of certain legal proceedings presently pending.

Item 1A — Risk Factors

PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2010, which is incorporated herein by reference.

Item 6 — Exhibits

* Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998 (Form 10-K, Dec. 31, 1998, Exhibit 3(a)(1)).
3.02*	By-laws dated Nov. 20, 1997 (For 10-K, Dec. 31, 1997, Exhibit 3(b)(1)).
10.01*
Credit Agreement, dated as of March 17, 2011 among PSCo as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Capital, the investment banking division of Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Exhibit 99.04 to Form 8-K of Xcel Energy, file number 001-03034, dated March 23, 2011).

10.02*
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed April 5, 2011).

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

Public Service Company of Colorado
May 2, 2011
By:	/s/ TERESA S. MADDEN
Teresa S. Madden
Vice President and Controller

/s/ DAVID M. SPARBY
David M. Sparby
Vice President and Chief Financial Officer