Form 10-Q
period 2011-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2011-10-31
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 31, 2011
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 4 —	Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings	31
Item 1A —	Risk Factors	31
Item 6 —	Exhibits	32

SIGNATURES		33

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands of dollars)

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
	2011	2010	2011	2010
Operating revenues
Electric	$933,490	$849,707	$2,387,434	$2,346,962
Natural gas	122,672	101,203	725,593	733,380
Steam and other	7,772	4,060	28,454	24,621
Total operating revenues	1,063,934	954,970	3,141,481	3,104,963

Operating expenses
Electric fuel and purchased power	413,093	379,871	1,089,106	1,161,835
Cost of natural gas sold and transported	51,104	31,267	450,064	454,097
Cost of sales — steam and other	3,793	3,396	12,903	12,400
Other operating and maintenance expenses	183,152	165,985	540,491	490,703
Demand side management program expenses	29,796	32,228	87,885	99,489
Depreciation and amortization	85,146	72,540	245,392	208,723
Taxes (other than income taxes)	31,428	26,628	100,734	76,906
Total operating expenses	797,512	711,915	2,526,575	2,504,153

Operating income	266,422	243,055	614,906	600,810

Other income, net	1,806	25,949	5,704	27,831
Allowance for funds used during construction — equity	1,956	2,544	5,373	8,801

Interest charges and financing costs
Interest charges — includes other financing costs of $1,798, $1,392, $5,074 and $4,198, respectively	46,955	40,686	138,390	128,125
Allowance for funds used during construction — debt	(853)	(1,111)	(2,399)	(4,202)
Total interest charges and financing costs	46,102	39,575	135,991	123,923

Income before income taxes	224,082	231,973	489,992	513,519
Income taxes	83,364	73,882	181,626	193,493
Net income	$140,718	$158,091	$308,366	$320,026

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands of dollars)

	Nine Months Ended Sept. 30,
	2011	2010
Operating activities
Net income	$308,366	$320,026
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	249,396	212,353
Demand side management program amortization	6,484	17,120
Deferred income taxes	183,918	94,588
Amortization of investment tax credits	(2,002)	(1,752)
Allowance for equity funds used during construction	(5,373)	(8,801)
Net realized and unrealized hedging and derivative transactions	16,789	(47,982)
Changes in operating assets and liabilities:
Accounts receivable	12,232	73,274
Accrued unbilled revenues	77,382	109,790
Inventories	(38,563)	(4,783)
Prepayments and other	28,297	43,106
Accounts payable	(38,903)	(154,001)
Net regulatory assets and liabilities	14,038	44,351
Other current liabilities	2,508	10,068
Pension and other employee benefit obligations	(60,047)	(15,550)
Change in other noncurrent assets	3,467	(2,676)
Change in other noncurrent liabilities	(13,108)	(11,811)
Net cash provided by operating activities	744,881	677,320

Investing activities
Utility capital/construction expenditures	(475,444)	(382,902)
Allowance for equity funds used during construction	5,373	8,801
Investments in utility money pool	(268,300)	(697,500)
Repayments from utility money pool	199,300	636,500
Net cash used in investing activities	(539,071)	(435,101)

Financing activities
Repayment of short-term borrowings, net	(269,400)	(95,000)
Borrowings under utility money pool arrangement	203,800	184,900
Repayments under utility money pool arrangement	(203,800)	(268,900)
Proceeds from issuance of long-term debt	246,602	-
Capital contributions from parent	76,221	137,791
Dividends paid to parent	(202,636)	(199,206)
Net cash used in financing activities	(149,213)	(240,415)

Net increase in cash and cash equivalents	56,597	1,804
Cash and cash equivalents at beginning of period	32,912	33,429
Cash and cash equivalents at end of period	$89,509	$35,233

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(125,727)	$(117,053)
Cash received (paid) for income taxes, net	30,575	(46,150)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$102,078	$16,752

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands of dollars)

	Sept. 30, 2011	Dec. 31, 2010
Assets
Current assets
Cash and cash equivalents	$89,509	$32,912
Accounts receivable, net	300,762	305,469
Accounts receivable from affiliates	13,517	21,042
Investments in utility money pool arrangement	69,000	-
Accrued unbilled revenues	220,153	297,535
Inventories	261,621	223,058
Regulatory assets	185,959	176,596
Deferred income taxes	14,847	13,877
Derivative instruments	5,778	6,294
Prepayments and other	17,585	54,235
Total current assets	1,178,731	1,131,018

Property, plant and equipment, net	9,405,840	9,200,556

Other assets
Regulatory assets	813,673	824,205
Derivative instruments	15,616	18,035
Other	52,081	55,016
Total other assets	881,370	897,256
Total assets	$11,465,941	$11,228,830

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$6,902	$6,970
Short-term debt	-	269,400
Accounts payable	344,180	382,380
Accounts payable to affiliates	27,896	28,270
Regulatory liabilities	65,363	50,018
Taxes accrued	88,367	94,321
Accrued interest	55,071	48,866
Dividends payable to parent	67,511	66,828
Derivative instruments	68,863	29,047
Other	106,259	100,984
Total current liabilities	830,412	1,077,084

Deferred credits and other liabilities
Deferred income taxes	1,716,798	1,539,583
Deferred investment tax credits	45,336	47,338
Regulatory liabilities	437,202	472,846
Asset retirement obligations	76,905	72,687
Derivative instruments	39,372	43,220
Customer advances	233,010	244,345
Pension and employee benefit obligations	243,861	303,946
Other	63,364	61,334
Total deferred credits and other liabilities	2,855,848	2,785,299

Commitments and contingent liabilities
Capitalization
Long-term debt	3,475,692	3,228,253
Common stock – authorized 100 shares of $0.01 par value; outstanding 100 shares	-	-
Additional paid in capital	3,331,807	3,255,586
Retained earnings	980,198	875,151
Accumulated other comprehensive (loss) income	(8,016)	7,457
Total common stockholder's equity	4,303,989	4,138,194
Total liabilities and equity	$11,465,941	$11,228,830

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of Sept. 30, 2011 and Dec. 31, 2010; the results of its operations for the three and nine months ended Sept. 30, 2011 and 2010; and its cash flows for the nine months ended Sept. 30, 2011 and 2010. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2011 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2010 balance sheet information has been derived from the audited 2010 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2010. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2010, filed with the SEC on Feb. 28, 2011. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which updates the Codification to require the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous statement of comprehensive income or in two separate, but consecutive statements of net income and comprehensive income. These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income. These updates to the Codification are effective for interim and annual periods beginning after Dec. 15, 2011. PSCo does not expect the implementation of this presentation guidance to have a material impact on its consolidated financial statements.

Multiemployer Plans — In September 2011, the FASB issued Multiemployer Plans (Subtopic 715-80) — Disclosures about an Employer’s Participation in a Multiemployer Plan (ASU No. 2011-09), which updates the Codification to require certain disclosures about an entity’s involvement with multiemployer pension and other postretirement benefit plans. These updates do not affect recognition and measurement guidance for an employer’s participation in multiemployer plans, but rather require additional disclosure such as the nature of multiemployer plans and the employer’s participation, contributions to the plans and details regarding significant plans. These updates to the Codification are effective for annual periods ending after Dec. 15, 2011. PSCo does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2011	Dec. 31, 2010
Accounts receivable, net
Accounts receivable	$324,614	$329,523
Less allowance for bad debts	(23,852)	(24,054)
	$300,762	$305,469
Inventories
Materials and supplies	$52,903	$51,615
Fuel	87,809	67,187
Natural gas	120,909	104,256
	$261,621	$223,058
Property, plant and equipment, net
Electric plant	$9,336,137	$9,003,103
Natural gas plant	2,373,634	2,284,212
Common and other property	756,210	757,059
Plant to be retired (a)	182,487	236,606
Construction work in progress	265,202	231,636
Total property, plant and equipment	12,913,670	12,512,616
Less accumulated depreciation	(3,507,830)	(3,312,060)
	$9,405,840	$9,200,556

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

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expired in September 2011. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expires in September 2012. The Internal Revenue Service (IRS) commenced an examination of tax years 2008 and 2009 in the third quarter of 2010. As of Sept. 30, 2011, the IRS had not proposed any material adjustments to tax years 2008 and 2009.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2011, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations was 2006. As of Sept. 30, 2011, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2011	Dec. 31, 2010
Unrecognized tax benefit — Permanent tax positions	$0.9	$1.3
Unrecognized tax benefit — Temporary tax positions	9.0	10.3
Unrecognized tax benefit balance	$9.9	$11.6

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2011	Dec. 31, 2010
NOL and tax credit carryforwards	$(6.8)	$(7.2)

The decrease in the unrecognized tax benefit balance for the nine months ended Sept. 30, 2011 of $1.7 million was due primarily to the resolution of certain federal audit matters and adjustments for prior year’s activity. PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefits could decrease by up to approximately $7.0 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at Sept. 30, 2011 and Dec. 31, 2010 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2011 or Dec. 31, 2010.

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

Pending and Recently Concluded Regulatory Proceedings — CPUC

Base Rate

PSCo 2010 Gas Rate Case — In December 2010, PSCo filed a request with the CPUC to increase Colorado retail gas rates by $27.5 million on an annual basis. In March 2011, PSCo revised its requested rate increase to $25.6 million. The revised request was based on a 2011 forecast test year, a 10.9 percent return on equity (ROE), a rate base of $1.1 billion and an equity ratio of 57.1 percent. PSCo proposed recovering $23.2 million of test year capital and operating and maintenance (O&M) expenses associated with several pipeline integrity costs plus an amortization of similar costs that have been accumulated and deferred since the last rate case in 2006. PSCo also proposed removing the earnings on gas in underground storage from base rates.

In August 2011, the CPUC approved a comprehensive settlement that PSCo reached with CPUC Staff and the Colorado Office of Consumer Counsel (OCC) to increase rates by $12.8 million, to institute rider recovery of future pipeline integrity costs, and to remove gas in underground storage from base rates and recover those costs in the Gas Cost Adjustment (GCA) rider. The GCA recovery of the return on gas in underground storage is expected to recover another $10 million of annual incremental revenue, subject to adjustment to actual costs. Rates were set on a test year ending June 30, 2011 with an equity ratio of 56 percent and an ROE of 10.1 percent.

New base rates and the GCA recovery went into effect in September 2011. The rider for pipeline integrity costs is expected to go into effect on Jan. 1, 2012 and is expected to recover an estimated $31.5 million of incremental revenue in 2012.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

PSCo Wholesale Electric Rate Case — In February 2011, PSCo filed with the FERC to change Colorado wholesale electric rates to formula based rates with an expected annual increase of $16.1 million for 2011. The request was based on a 2011 forecast test year, a 10.9 percent ROE, a rate base of $407.4 million and an equity ratio of 57.1 percent. The formula rate would be estimated each year for the following year and then would be trued up to actual costs after the conclusion of the calendar year. A decision is expected in the first quarter of 2012.

Electric, Purchased Gas and Resource Adjustment Clauses

Renewable Energy Credit (REC) Sharing Settlement — In May 2010, the CPUC approved a settlement on the treatment of margins associated with sales of Colorado RECs that are bundled with energy into California. The settlement establishes a pilot program and defines certain margin splits during this pilot period. The settlement provides that annual margins would be shared based on the following allocations:

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

In May 2011, the CPUC determined that margin sharing on stand-alone REC transactions would be shared 20 percent to PSCo and 80 percent to customers beginning in 2011 and ultimately becoming 10 percent to PSCo and 90 percent to customers by 2014. The CPUC also approved a change to the treatment of REC trading margins that allows the customers’ share of the margins through the end of the pilot period, approximately $54 million, to be netted against the renewable energy standard adjustment (RESA) regulatory asset balance. In the second quarter of 2011, PSCo credited approximately $37 million against the RESA regulatory asset balance.

In June 2011, PSCo filed an application for permanent treatment of Colorado RECs that are bundled with energy into California. The application is seeking margin sharing of 30 percent to PSCo and 70 percent to customers for deliveries outside of California and 40 percent to PSCo and 60 percent to customers for deliveries inside of California. PSCo also proposed that sales of RECs bundled with on-system energy be aggregated with other trading margins and shared 20 percent to PSCo and 80 percent to customers. In September 2011, parties filed answer testimony requesting the CPUC approve margin sharing of 8 percent to 25 percent to PSCo for deliveries outside of California and 8 percent to 35 percent for deliveries inside of California. Hearings were held in October 2011 and a decision is expected in the first quarter of 2012.

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

PSCo has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M expenses, historical and estimated future fuel and electricity prices, and financing activities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. PSCo had approximately 1,882 megawatts (MW) and 2,010 MW of capacity under long-term purchased power agreements as of Sept. 30, 2011 and Dec. 31, 2010, respectively, with entities that have been determined to be variable interest entities. These agreements have expiration dates through the year 2028.

Guarantees — In connection with the Calpine Development Holdings, Inc. purchase agreement in 2010, PSCo provides for indemnification to the counterparty for liabilities incurred as a result of a breach of a representation or warranty by the indemnifying party. These indemnification obligations generally have a discrete term and are intended to protect the parties against risks that are difficult to predict or impossible to quantify at the time of the consummation of a particular transaction.

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

Site Remediation — The Comprehensive Environmental Response, Compensation and Liability Act of 1980 and comparable state laws impose liability, without regarding the legality of the original conduct, on certain classes of persons responsible for the release of hazardous substances to the environment. PSCo must pay all or a portion of the cost to remediate sites where past activities of PSCo or other parties have caused environmental contamination. Environmental contingencies could arise from various situations, including sites of former manufactured gas plants operated by PSCo, its predecessors, or other entities; and third-party sites, such as landfills, for which PSCo is alleged to be a PRP that sent hazardous materials and wastes. At Sept. 30, 2011 and Dec. 31, 2010, the liability for the cost of remediating these sites was estimated to be $0.6 million and $0.8 million, respectively, of which $0.2 million and $0.3 million, respectively, was considered to be a current liability.

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

Other Environmental Requirements

Environmental Protection Agency (EPA) Greenhouse Gas (GHG) Regulation — In December 2009, the EPA issued its “endangerment” finding that GHG emissions endanger public health and welfare. In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold.

GHG New Source Performance Standard Proposal — The EPA plans to propose GHG regulations applicable to emissions from new and existing power plants under the Clean Air Act (CAA). The EPA had planned to release its proposal in September 2011, but has delayed it without establishing a new proposal date.

Electric Generating Unit (EGU) Maximum Achievable Control Technology (MACT) Rule — In 2005, the EPA issued the Clean Air Mercury Rule (CAMR), which regulated mercury emissions from power plants. In February 2008, the U.S. Court of Appeals for the District of Columbia vacated the CAMR, which impacted federal CAMR requirements, but not necessarily state-only mercury legislation and rules.

In March 2011, the EPA issued the proposed EGU MACT designed to address emissions of mercury and other hazardous air pollutants for coal-fired utility units greater than 25 MW. The EPA has indicated that it intends to issue the final rule in December 2011. PSCo anticipates that the EPA will require affected facilities to demonstrate compliance within three to four years. PSCo believes these costs would be recoverable through regulatory mechanisms, and it does not expect a material impact on its results of operations.

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

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules regarding provisions that require the installation and operation of emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas throughout the U.S. PSCo generating facilities will be subject to BART requirements. Individual states are required to identify the facilities located in their states that will have to reduce sulfur dioxide (SO2), nitrogen oxide (NOx) and particulate matter emissions under BART and then set emissions limits for those facilities.

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

Federal Clean Water Act (CWA Section 316 (b)) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. In April 2011, the EPA published the proposed rule that was modified to address earlier court decisions. The proposed rule sets prescriptive standards for minimization of aquatic species impingement but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office. Xcel Energy provided comments to the proposed rule. Due to the uncertainty of the final regulatory requirements, it is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time.

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

Notice of Violation (NOV) — In 2002, PSCo received an NOV from the EPA alleging violations of the New Source Review (NSR) requirements of the CAA at the Comanche Station and Pawnee Generating Station in Colorado. The NOV specifically alleges that various maintenance, repair and replacement projects undertaken at the plants in the mid to late 1990s should have required a permit under the NSR process. PSCo believes it has acted in full compliance with the CAA and NSR process. PSCo also believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements. PSCo disagrees with the assertions contained in the NOV and intends to vigorously defend its position. It is not known whether any costs would be incurred as a result of this notice.

Legal Contingencies

Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition. The ultimate outcome of these matters cannot presently be determined. Accordingly, the ultimate resolution of these matters could have a material effect on PSCo’s financial position and results of operations.

Environmental Litigation

State of Connecticut vs. Xcel Energy Inc. et al. — In 2004, the attorneys general of eight states and New York City, as well as several environmental groups, filed lawsuits in U.S. District Court for the Southern District of New York against the following utilities, including Xcel Energy Inc., the parent company of PSCo, to force reductions in carbon dioxide (CO2) emissions: American Electric Power Co., Southern Co., Cinergy Corp. (merged into Duke Energy Corporation) and Tennessee Valley Authority. The lawsuits allege that CO2 emitted by each company is a public nuisance. The lawsuits do not demand monetary damages. Instead, the lawsuits ask the court to order each utility to cap and reduce its CO2 emissions. In September 2005, the court granted plaintiffs’ motion to dismiss on constitutional grounds. In August 2010, this decision was reversed by the Second Circuit and was appealed to the U.S. Supreme Court. In June 2011, the Supreme Court issued a ruling reversing the Second Circuit’s decision, thereby dismissing plaintiffs’ federal claims and remanding the case for further proceedings regarding the state law claims. In September 2011, plaintiffs submitted a letter to the Second Circuit seeking to voluntarily dismiss the complaint.

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of PSCo, and 23 other utility, oil, gas and coal companies. Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village. Xcel Energy Inc. and PSCo believe the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008. In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds. In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit. Oral arguments are set for Nov. 28, 2011. It is unknown when the Ninth Circuit will render a final opinion. The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina. Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million. No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — On May 27, 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi. The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property. Plaintiffs base their claims on public and private nuisance, trespass and negligence. Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota. The amount of damages claimed by plaintiffs is unknown. It is believed that this lawsuit is without merit. No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Qwest vs. Xcel Energy Inc. — In 2004, an employee of PSCo was seriously injured when a pole owned by Qwest malfunctioned. In September 2005, the employee commenced an action against Qwest in Colorado state court in Denver. In April 2006, Qwest filed a third party complaint against PSCo based on terms in a joint pole use agreement between Qwest and PSCo. In May 2007, the matter was tried and the jury found Qwest solely liable for the accident and this determination resulted in an award of damages in the amount of approximately $90 million. In April 2009, the Colorado Court of Appeals affirmed the jury verdict insofar as it relates to claims asserted by Qwest against PSCo. This decision was subsequently affirmed by the Colorado Supreme Court in June 2011. On Sept. 16, 2011, Qwest filed a petition for a Writ of Certiorari with the U.S. Supreme Court. No accrual has been recorded for this matter.

Stone & Webster, Inc. vs. PSCo — In July 2009, Stone & Webster, Inc. (Shaw) filed a complaint against PSCo in State District Court in Denver, Colo. for damages allegedly arising out of its construction work on the Comanche Unit 3 coal-fired plant. Shaw, a contractor retained to perform certain engineering, procurement and construction work on Comanche Unit 3, alleged, among other things, that PSCo mismanaged the construction of Comanche Unit 3. Shaw further claimed that this alleged mismanagement caused delays and damages. The complaint also alleged that Xcel Energy Inc. and related entities guaranteed Shaw $10 million in future profits under the terms of a 2003 settlement agreement. Shaw alleged that it will not receive the $10 million to which it is entitled. Accordingly, Shaw sought an amount up to $10 million related to the 2003 settlement agreement. In total, Shaw sought approximately $144 million in damages.

PSCo denied these allegations and believes the claims are without merit. PSCo filed an answer and counterclaim in August 2009, denying the allegations in the complaint and alleging that Shaw failed to discharge its contractual obligations and caused delays, and that PSCo is entitled to liquidated damages and excess costs incurred. In total, PSCo sought approximately $82 million in damages. In June 2010, PSCo exercised its contractual right to draw on Shaw’s letter of credit in the total amount of approximately $29.6 million. In September 2010, Shaw filed a second lawsuit related to PSCo’s decision to draw on the letter of credit. PSCo denied the merits of this claim.

In November 2010, a jury returned a verdict on the issues raised in the first complaint that awarded damages to Shaw and to PSCo. Specifically, the jury awarded a total of $84.5 million to Shaw but also awarded $70.0 million to PSCo for damages related to its counterclaims, for a net verdict to Shaw in the amount of $14.5 million. Shaw subsequently filed post trial motions, which the court denied. In March 2011, Shaw filed its notice of appeal on all issues raised at trial and in post-trial motions. PSCo filed a conditional cross-appeal in April 2011. This litigation is not expected to have a material effect on Xcel Energy’s consolidated results of operations, cash flows or financial position.

Connie DeWeese vs. PSCo — In November 2008, there was an explosion in Pueblo, Colo., which destroyed a tavern and a neighboring store. The explosion killed one person and injured seven people. The Pueblo Fire Department and the Federal Bureau of Alcohol, Tobacco and Firearms have determined a natural gas leak from a pipeline under the street led to the explosion. In February 2010, a wrongful death/personal injury lawsuit was filed in Colorado District Court in Pueblo, Colo. against PSCo and the City of Pueblo by several parties that were allegedly injured, as a result of this explosion. The plaintiffs are also alleging economic and noneconomic damages. The lawsuit alleges that the accident occurred as a result of PSCo’s negligence. A related lawsuit was filed in March 2010 by Seneca Insurance Company, which insured Branch Inn, LLC and Branch Inn Enterprises, LLC. The plaintiffs are alleging destruction of the building and disruption of the business. Both lawsuits allege that the accident occurred as a result of PSCo’s negligence. PSCo denies liability for this accident. The cases have been consolidated. In June 2010, the court granted, in part, PSCo’s motion to dismiss certain of plaintiffs’ claims related to, among other things, strict liability. In July 2010, a third related lawsuit was filed by Truck Insurance Exchange against PSCo and the City of Pueblo to recover damages allegedly paid by the plaintiff insurance company to its insured as a result of the explosion. In September 2010, six plaintiffs filed a fourth lawsuit, Vigil vs. Xcel Energy Inc., in Hennepin County District Court in Minneapolis, Minn., alleging personal injury and property damage as a result of the November 2008 explosion. In January 2011, the court granted Xcel Energy Inc.’s motion to dismiss this lawsuit on procedural grounds and this lawsuit was subsequently consolidated with the Colorado litigation. The damages claimed by plaintiffs in the Colorado lawsuits are presently unknown but it is not believed that this total, if recovered, would have a material effect upon PSCo’s consolidated results of operations, cash flows or financial position. The matter has now been set for trial commencing on Sept. 25, 2012.

7.	Borrowings and Other Financing Instruments

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. The following table presents commercial paper outstanding for PSCo:

(Millions of Dollars)	Three Months Ended Sept. 30, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$700	$675
Amount outstanding at period end	-	269
Average amount outstanding	62	49
Maximum amount outstanding	204	275
Weighted average interest rate, computed on a daily basis	0.35%	0.37%
Weighted average interest rate at period end	N/A	0.42

Credit Facilities — In order to use its commercial paper program to fulfill short-term funding needs, PSCo must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under the credit agreement.

During March of 2011, PSCo executed a new four-year credit agreement. The total size of the credit facility is $700 million and terminates in March 2015. PSCo has the right to request an extension of the revolving termination date for two additional one-year periods, subject to majority bank group approval.

The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings. Other features of PSCo’s credit facility include:

•	The credit facility may be increased by up to $100 million.
•
The credit facility has a financial covenant requiring that PSCo’s debt-to-total capitalization ratio be less than or equal to 65 percent. PSCo was in compliance as its debt-to-total capitalization ratio was 45 percent at Sept. 30, 2011. If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides PSCo will be in default on its borrowings under the facility if PSCo or any of its subsidiaries whose total assets exceed 15 percent of PSCo’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•
The interest rates under the line of credit are based on the Eurodollar rate or an alternate base rate, plus a borrowing margin of 0 to 200 basis points per year based on the applicable credit ratings.

•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the line of credit at a range of 10 to 35 basis points per year.

At Sept. 30, 2011, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$700.0	$4.8	$695.2

(a)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Sept. 30, 2011 and Dec. 31, 2010.

Letters of Credit — PSCo uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2011 and Dec. 31, 2010, there were $4.8 million and $4.7 million of letters of credit outstanding, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

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

The following table presents the money pool borrowings for PSCo:

(Millions of Dollars)	Three Months Ended Sept. 30, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$250	$250
Amount outstanding at period end	-	-
Average amount outstanding	1	8
Maximum amount outstanding	20	84
Weighted average interest rate, computed on a daily basis	0.35%	0.33%
Weighted average interest rate at period end	N/A	N/A

Long-Term Borrowings

In August 2011, PSCo issued $250 million of 4.75 percent first mortgage bonds due Aug. 15, 2041. PSCo used a portion of the net proceeds from the sale of the first mortgage bonds to repay short-term debt borrowings incurred to fund daily operational needs. The balance of the net proceeds was used for general corporate purposes.

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

Specific valuation methods include the following:

Interest rate derivatives — The fair value of interest rate derivatives are based on broker quotes utilizing market interest rate curves.

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

At Sept. 30, 2011, PSCo had unsettled interest rate swaps outstanding with a total notional amount of $225 million. These interest rate swaps were designated as hedges, and as such, changes in fair value are recorded to OCI.

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

At Sept. 30, 2011, PSCo had vehicle fuel contracts designated as cash flow hedges extending through December 2014. PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2011 and 2010.

At Sept. 30, 2011, accumulated OCI related to commodity derivative cash flow hedges included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at Sept. 30, 2011 and Dec. 31, 2010:

(Amounts in Thousands) (a) (b)	Sept. 30, 2011	Dec. 31, 2010
Megawatt hours (MWh) of electricity	1,834	2,418
MMBtu of natural gas	55,103	59,465
Gallons of vehicle fuel	293	360

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated OCI, included as a component of common stockholder’s equity, is detailed in the following tables:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive income related to cash flow hedges at July 1	$6,793	$7,704
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(14,428)	13
After-tax net realized gains on derivative transactions reclassified into earnings	(381)	(126)
Accumulated other comprehensive (loss) income related to cash flow hedges at Sept. 30	$(8,016)	$7,591

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Accumulated other comprehensive income related to cash flow hedges at Jan. 1	$7,457	$8,101
After-tax net unrealized losses related to derivatives accounted for as hedges	(14,346)	(95)
After-tax net realized gains on derivative transactions reclassified into earnings	(1,127)	(415)
Accumulated other comprehensive (loss) income related to cash flow hedges at Sept. 30	$(8,016)	$7,591

PSCo had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2011 and 2010. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2011 and 2010, respectively, on OCI, regulatory assets and liabilities, and income:

	Three Months Ended Sept. 30, 2011
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Losses
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$(23,178)	$-	$(589	) (a)	$-		$-
Vehicle fuel and other commodity	(89)	-	(25	) (c)	-		-
Total	$(23,267)	$-	$(614)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$(12	) (b)
Natural gas commodity	-	(31,802)	-		308	(d)	(126	) (b)
Total	$-	$(31,802)	$-		$308		$(138)

	Nine Months Ended Sept. 30, 2011
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income (Loss)	Liabilities	Loss		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$(23,178)	$-	$(1,748	) (a)	$-		$-
Vehicle fuel and other commodity	44	-	(70	) (c)	-		-
Total	$(23,134)	$-	$(1,818)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$83	(b)
Natural gas commodity	-	(44,948)	-		45,527	(d)	(126	) (b)
Total	$-	$(44,948)	$-		$45,527		$(43)

	Three Months Ended Sept. 30, 2010
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Losses
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(589	) (a)	$-		$-
Vehicle fuel and other commodity	20	-	386	(c)	-		-
Total	$20	$-	$(203)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$(568	) (b)
Natural gas commodity	-	(51,538)	-		925	(d)	-
Total	$-	$(51,538)	$-		$925		$(568)

	Nine Months Ended Sept. 30, 2010
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:				Pre-Tax Gains (Losses)
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	Assets and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Income (Loss)		Liabilities		in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(1,747	) (a)	$-		$-
Vehicle fuel and other commodity	(154)	-	1,078	(c)	-		-
Total	$(154)	$-	$(669)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$(1,090	) (b)
Natural gas commodity	-	(82,824)	-		5,314	(d)	-
Other	-	-	-		-		134	(b)
Total	$-	$(82,824)	$-		$5,314		$(956)

(a)	Recorded to interest charges.
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

Credit Related Contingent Features — Contract provisions of the derivative instruments that PSCo enters into may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings. If the credit ratings of PSCo were downgraded below investment grade, contracts underlying $6.9 million and $5.6 million of derivative instruments in a liability position at Sept. 30, 2011 and Dec. 31, 2010, respectively, would have required PSCo to post collateral or settle applicable contracts, which would have resulted in payments to counterparties of $6.9 million and $9.8 million, respectively. At Sept. 30, 2011 and Dec. 31, 2010, there was no collateral posted on these specific contracts.

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

Recurring Fair Value Measurements — The following table presents for each of the hierarchy levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis at Sept. 30, 2011:

	Sept. 30, 2011
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$65	$-	$65	$(65)	$-
Other derivative instruments:
Trading commodity	74	7,176	-	7,250	(3,818)	3,432
Total current derivative assets	$74	$7,241	$-	$7,315	$(3,883)	3,432
Purchased power agreements (a)						2,346
Current derivative instruments						$5,778
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$34	$-	$34	$-	$34
Other derivative instruments:
Trading commodity	-	7,652	-	7,652	(2,821)	4,831
Total noncurrent derivative assets	$-	$7,686	$-	$7,686	$(2,821)	4,865
Purchased power agreements (a)						10,751
Noncurrent derivative instruments						$15,616

Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$-	$23,178	$-	$23,178	$-	$23,178
Other derivative instruments:
Trading commodity	120	6,716	-	6,836	(3,852)	2,984
Natural gas commodity	-	39,144	-	39,144	(2,064)	37,080
Total current derivative liabilities	$120	$69,038	$-	$69,158	$(5,916)	63,242
Purchased power agreements (a)						5,621
Current derivative instruments						$68,863
Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$6,707	$-	$6,707	$(2,821)	$3,886
Total noncurrent derivative liabilities	$-	$6,707	$-	$6,707	$(2,821)	3,886
Purchased power agreements (a)						35,486
Noncurrent derivative instruments						$39,372

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

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for the three and nine months ended Sept. 30, 2011. The following table presents the transfers that occurred between levels during the three and nine months ended Sept. 30, 2010:

	From Level 3 to Level 2 (a) (b)
	Three Months Ended	Nine Months Ended
(Thousands of Dollars)	Sept. 30, 2010	Sept. 30, 2010
Trading commodity derivatives not designated as cash flow hedges:
Current assets	$148	$1,888
Noncurrent assets	-	4,988
Current liabilities	-	(1,265)
Noncurrent liabilities	(833)	(3,724)
Total	$(685)	$1,887

(a)
The transfer of amounts from Level 3 to Level 2 is due to the valuation of certain long-term derivative contracts for which observable commodity pricing forecasts became a more significant input during the period.

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

There were no changes in Level 3 recurring fair value measurements for the three and nine months ended Sept. 30, 2011. The following table presents the changes in Level 3 recurring fair value measurements for the three and nine months ended Sept. 30, 2010:

(Thousands of Dollars)	Three Months Ended Sept. 30, 2010	Nine Months Ended Sept. 30, 2010
Balance at beginning of period	$599	$804
Purchases	-	(134)
Settlements	(308)	(436)
Transfers out of Level 3	685	(1,887)
(Losses) gains recognized in earnings (a)	(976)	1,653
Balance at Sept. 30	$-	$-

(a)	These amounts relate to commodity derivatives held at the end of the period.

Fair Value of Long-Term Debt

The historical cost and fair value of PSCo’s long-term debt are as follows:

	Sept. 30, 2011		Dec. 31, 2010
	Historical		Historical
(Thousands of Dollars)	Cost	Fair Value	Cost	Fair Value
Long-term debt, including current portion	$3,482,594	$4,011,404	$3,235,223	$3,531,729

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

As of Sept. 30, 2011 and Dec. 31, 2010, the historical cost of cash and cash equivalents, accounts receivable, accounts payable and short-term debt are representative of fair value because of the short-term nature of these instruments.

9.	Other Income, Net

Other income (expense), net consisted of the following:

	Three Months Ended Sept. 30,		Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010	2011	2010
Interest income	$906	$1,008	$3,599	$2,127
COLI settlement	-	25,000	-	25,000
Other nonoperating income	619	383	1,972	1,242
Insurance policy income (expense)	283	(442)	142	(538)
Other nonoperating expense	(2)	-	(9)	-
Other income, net	$1,806	$25,949	$5,704	$27,831

In July 2010, Xcel Energy Inc. PSCo and P.S.R. Investments, Inc. (PSRI) entered into a settlement agreement with Provident Life & Accident Insurance Company (Provident) related to all claims asserted by Xcel Energy Inc., PSCo and PSRI against Provident in a lawsuit associated with the discontinued Corporate Owned Life Insurance (COLI) program. Under the terms of the settlement, Xcel Energy Inc., PSCo and PSRI were paid $25 million by Provident and Reassure America Life Insurance Company. The $25 million proceeds are not subject to income taxes.

10.	Segment Information

PSCo has the following reportable segments: regulated electric utility, regulated natural gas utility and all other.

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

To report income from continuing operations for regulated electric utility and regulated natural gas utility segments the majority of costs are directly assigned to each segment. However, some costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators. A general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended Sept. 30, 2011
Operating revenues from external customers	$933,490	$122,672	$7,772	$-	$1,063,934
Intersegment revenues	53	(18)	-	(35)	-
Total revenues	$933,543	$122,654	$7,772	$(35)	$1,063,934
Net income (loss)	$143,702	$(4,219)	$1,235	$-	$140,718

Three Months Ended Sept. 30, 2010
Operating revenues from external customers	$849,707	$101,203	$4,060	$-	$954,970
Intersegment revenues	25	3	-	(28)	-
Total revenues	$849,732	$101,206	$4,060	$(28)	$954,970
Net income	$125,978	$664	$31,449	$-	$158,091

Nine Months Ended Sept. 30, 2011
Operating revenues from external customers	$2,387,434	$725,593	$28,454	$-	$3,141,481
Intersegment revenues	237	201	-	(438)	-
Total revenues	$2,387,671	$725,794	$28,454	$(438)	$3,141,481
Net income	$276,218	$27,320	$4,828	$-	$308,366

Nine Months Ended Sept. 30, 2010
Operating revenues from external customers	$2,346,962	$733,380	$24,621	$-	$3,104,963
Intersegment revenues	157	107	-	(264)	-
Total revenues	$2,347,119	$733,487	$24,621	$(264)	$3,104,963
Net income	$248,701	$45,877	$25,448	$-	$320,026

11.	Comprehensive Income

The components of total comprehensive income are shown below:

	Three Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Net income	$140,718	$158,091
Other comprehensive (loss) income:
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(14,428)	13
After-tax net realized gains on derivative transactions reclassified into earnings	(381)	(126)
Other comprehensive loss	(14,809)	(113)
Comprehensive income	$125,909	$157,978

	Nine Months Ended Sept. 30,
(Thousands of Dollars)	2011	2010
Net income	$308,366	$320,026
Other comprehensive loss:
After-tax net unrealized losses related to derivatives accounted for as hedges	(14,346)	(95)
After-tax net realized gains on derivative transactions reclassified into earnings	(1,127)	(415)
Other comprehensive loss	(15,473)	(510)
Comprehensive income	$292,893	$319,516

12.	Benefit Plans and Other Postretirement Benefits

Pension and other postretirement benefit disclosures below generally represent Xcel Energy consolidated information unless specifically identified as being attributable to PSCo.

 Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$19,330	$18,286	$1,206	$1,002
Interest cost	40,353	41,253	10,522	10,695
Expected return on plan assets	(55,400)	(58,080)	(7,991)	(7,132)
Amortization of transition obligation	-	-	3,611	3,611
Amortization of prior service cost (credit)	5,633	5,165	(1,233)	(1,233)
Amortization of net loss	19,627	12,078	3,324	2,910
Net periodic pension cost	29,543	18,702	9,439	9,853
Costs not recognized and additional cost recognized due to the effects of regulation	(9,299)	(6,630)	972	972
Net benefit cost recognized for financial reporting	$20,244	$12,072	$10,411	$10,825

PSCo
Net periodic benefit cost	$7,591	$3,825	$5,272	$5,577
Additional cost recognized due to the effects of regulation	-	-	972	972
Net benefit cost recognized for financial reporting	$7,591	$3,825	$6,244	$6,549

	Nine Months Ended Sept. 30,
	2011	2010	2011	2010
			Postretirement Health
(Thousands of Dollars)	Pension Benefits		Care Benefits
Xcel Energy
Service cost	$57,990	$54,860	$3,618	$3,005
Interest cost	121,059	123,758	31,565	32,085
Expected return on plan assets	(166,200)	(174,239)	(23,972)	(21,397)
Amortization of transition obligation	-	-	10,833	10,833
Amortization of prior service cost (credit)	16,899	15,493	(3,699)	(3,699)
Amortization of net loss	58,883	36,236	9,971	8,732
Net periodic pension cost	88,631	56,108	28,316	29,559
Costs not recognized and additional cost recognized due to the effects of regulation	(27,899)	(20,270)	2,918	2,918
Net benefit cost recognized for financial reporting	$60,732	$35,838	$31,234	$32,477

PSCo
Net periodic benefit cost	$22,772	$11,477	$15,816	$16,730
Additional cost recognized due to the effects of regulation	-	-	2,918	2,918
Net benefit cost recognized for financial reporting	$22,772	$11,477	$18,734	$19,648

Voluntary contributions of $134 million were made to three of Xcel Energy’s pension plans in January 2011, including $58.3 million related to PSCo. Based on updated valuation results received in March 2011 for the New Century Energies, Inc. (NCE) Non-Bargaining Pension Plan, Xcel Energy made a required contribution of $3.3 million to the NCE Non-Bargaining Pension Plan in July 2011. Xcel Energy does not expect additional pension contributions during 2011.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2010, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2011.

Results of Operations

PSCo’s net income was approximately $308.4 million for the nine months ended Sept. 30, 2011, compared with approximately $320.0 million for the same period in 2010. Year to date earnings decreased due to the implementation of seasonal rates in June 2010 (seasonal rates are higher in the summer months and lower throughout the other months of the year), higher O&M expenses, depreciation expense and property taxes.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin. The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2011	2010
Electric revenues	$2,387	$2,347
Electric fuel and purchased power	(1,089)	(1,162)
Electric margin	$1,298	$1,185

The following tables summarize the components of the changes in electric revenues and margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2011 vs. 2010
Revenue requirements for PSCo generation acquisition (a)	$98
Estimated impact of weather	8
Non-fuel riders	7
DSM incentive	6
Transmission revenue	4
Fuel and purchased power cost recovery	(71)
Retail rate increase, including seasonal rates	(8)
DSM revenue (offset by expenses)	(8)
Other, net	4
Total increase in electric revenues	$40

Electric Margin

(Millions of Dollars)	2011 vs. 2010
Revenue requirements for PSCo generation acquisition (a)	$98
Estimated impact of weather	8
Non-fuel riders	7
DSM incentive	6
Transmission revenue, net of costs	3
Retail rate increase, including seasonal rates	(8)
DSM revenue (offset by expenses)	(8)
Other, net	7
Total increase in electric margin	$113

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

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details the natural gas revenues and margin:

	Nine Months Ended Sept. 30,
(Millions of Dollars)	2011	2010
Natural gas revenues	$726	$733
Cost of natural gas sold and transported	(450)	(454)
Natural gas margin	$276	$279

The following tables summarize the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2011 vs. 2010
Retail sales decrease (excluding weather impact)	$(5)
Purchased natural gas adjustment clause recovery	(4)
Other, net	2
Total decrease in natural gas revenues	$(7)

Natural Gas Margin

(Millions of Dollars)	2011 vs. 2010
Retail sales decrease (excluding weather impact)	$(5)
Other, net	2
Total decrease in natural gas margin	$(3)

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses increased by $49.8 million, or 10.1 percent, for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The following summarizes the changes in other O&M expenses:

(Millions of Dollars)	2011 vs. 2010
Higher plant generation costs	$20
Higher labor and contract labor costs	12
Higher employee benefit costs	9
Higher rent expense	5
Higher consulting costs	2
Other, net	2
Total increase in O&M expenses	$50

•	Higher plant generation costs are attributable to incremental costs associated with new generation placed in service in 2010.
•	Higher labor and contract labor costs are primarily due to maintenance on our distribution facilities and the impact of annual wage increases.
•	Higher employee benefit costs for the nine month comparable periods are primarily due to higher pension expense.

Demand Side Management (DSM) Program Expenses — DSM program expenses decreased by $11.6 million, or 11.7 percent, for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The lower expense was primarily attributable to the timing of and a reduction in historical amortization of DSM programs. PSCo has established DSM incentive programs designed to encourage its retail customers to conserve energy or change energy usage patterns in order to reduce peak demand on the gas and/or electric system. This, in turn, reduces the need for additional plant capacity, reduces emissions, serves to achieve other environmental goals as well as reduces energy costs to participating customers. PSCo recovers DSM program expenses concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense increased by $36.7 million, or 17.6 percent, for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The increase is primarily due to Comanche Unit 3 going into service in the second quarter of 2010, the acquisition of two gas generation facilities in December 2010 and normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by $23.8 million, or 31.0 percent, for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The increase is primarily due to an increase in property taxes.

Other Income, Net — Other income, net decreased $22.1 million for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The decrease is primarily due to the COLI settlement in July 2010.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC decreased by $5.2 million for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The decrease was primarily due to lower AFUDC rates, primarily driven by lower interest rates.

Interest Charges — Interest charges increased by $10.3 million, or 8.0 percent, for the nine months ended Sept. 30, 2011, compared with the same period in 2010, primarily due to higher long-term debt levels to fund investments in utility operations, partially offset by lower interest rates.

Income Taxes — Income tax expense decreased by $11.9 million for the nine months ended Sept. 30, 2011, compared with the same period in 2010. The higher income tax expense for the nine months ended Sept. 30, 2010 was primarily due to higher pretax income, $7.7 million tax expense at PSRI related to the COLI Tax Court proceedings and $9.9 million tax expense related to Medicare Part D subsidies during the first quarter of 2010. These were partially offset by increased state tax expense in 2010 and the non-taxability of the Provident settlement received in during the third quarter of 2010, which lowered third quarter tax expense. The effective tax rate was 37.1 percent for the first nine months of 2011, compared with 37.7 percent for the same period in 2010.

Factors Affecting Results of Operations

Public Utility Regulation

Solar*Rewards Program — In February 2011, PSCo filed to reduce the payments to customers installing on-site solar generation due to changes in market conditions resulting from the decrease in cost of solar energy. In March 2011, PSCo entered into a settlement agreement with the CPUC Staff, OCC, Colorado Solar Energy Industries Association, Solar Alliance, Western Resource Advocates, Colorado Governor’s Energy Office and Colorado Renewable Energy Society that limits the amount of customer sited solar generation that PSCo will purchase, caps the amount PSCo will spend on customer sited solar, and quickly shifts from up-front payments to pay-for-performance. The settlement gives PSCo a presumption of prudence, for both the existing RESA balance, and the future RESA balance if PSCo performs consistent with the acquisition terms of the settlement. The CPUC approved the settlement and the program was reopened on March 23, 2011. Separately, the CPUC approved a change to the treatment of REC trading margins that allows the customers’ share of the margins through the end of the pilot period, approximately $54 million, to be netted against the RESA regulatory asset balance. During the second quarter of 2011, PSCo credited approximately $37 million against the RESA regulatory asset balance.

CACJA — The CACJA was signed into law in April 2010. The CACJA required PSCo to file a comprehensive plan to reduce annual emissions of NOx by at least 70 to 80 percent or greater from 2008 levels by 2017 from the coal-fired generation identified in the plan. The plan allows PSCo to propose emission controls, plant refueling, or plant retirement of at least 900 MW of coal-fired generating units in Colorado by Dec. 31, 2017. The legislation further encourages PSCo to submit long-term gas contracts to the CPUC for approval. The CACJA permits the CPUC to consider interim rate increases after Jan. 1, 2012, while the rate filing is pending and allows for multi-year rate plans.

In December 2010, the CPUC approved the following:

•	Shutdown Cherokee Units 1 and 2 in 2011 and Cherokee Unit 3 (365 MW in total) by the end of 2015, after a new natural gas combined-cycle unit is built at Cherokee Station (569 MW);
•	Fuel-switch Cherokee Unit 4 (352 MW) to natural gas by 2017;
•	Shutdown Arapahoe Unit 3 (45 MW) and fuel-switch Unit 4 (111 MW) in 2014 to natural gas;
•	Shutdown Valmont Unit 5 (186 MW) in 2017;
•	Install selective catalytic reduction (SCR) for controlling NOx and a scrubber for controlling SO2 on Pawnee Generating Station in 2014;
•	Install SCRs on Hayden Unit 1 in 2015 and Hayden Unit 2 in 2016; and
•	Convert Cherokee Unit 2 and Arapahoe Unit 3 to synchronous condensers to support the transmission system.

The CPUC provided for recovery on construction work in process in rate base in each rate case and deferred accounting of accelerated depreciation costs. PSCo needs to make applications for detailed cost review before commencing each phase of the plan. The CPUC also encouraged PSCo to hold stakeholder meetings to discuss issues around a multi-year rate plan. In January 2011, the Colorado Air Quality Control Commission unanimously approved incorporation of the CACJA plan into Colorado’s regional haze SIP. See Note 3 and Note 5 to the consolidated financial statements for further discussion. In April 2011, the Colorado General Assembly approved legislation authorizing the regional haze SIP which includes the CACJA plan. Upon signature by the Governor of Colorado, the SIP was sent to the EPA for incorporation into federal CAA regulations. The total investment associated with the adopted plan is approximately $1.0 billion over the next seven years. The rate impact of the proposed plan is expected to increase future bills on average by 2 percent annually.

In March 2011, PSCo filed an application for approval of the conversion of Cherokee Unit 2 to a synchronous condenser and notified the CPUC that it could maintain transmission system reliability potentially without conversion of Arapahoe Unit 3. PSCo and parties submitted an unopposed motion to approve the certificate of public convenience and necessity (CPCN) for Cherokee Unit 2 and defer the decision on Arapahoe Unit 3 until after a full reliability study is completed by the end of 2012. In the third quarter of 2011, the administrative law judge (ALJ) approved the CPCN, which has now become the final affirmative decision of the CPUC.

In April 2011, PSCo filed for approval of the decommissioning of Cherokee 1 and 2 to provide space for the new combined-cycle plant. Hearings were held in August 2011 and the ALJ issued a decision recommending approval of the CPCN. Parties have asked the CPUC to consider changes to some aspects of the CPCN before approval. A final decision is expected in the fourth quarter of 2011.

In the third quarter of 2011, PSCo filed separate CPCNs for the emissions controls and the natural gas combined-cycle unit at the Pawnee Station. Hearing dates for these matters are scheduled for October and December 2011, respectively, with decisions expected in the fourth quarter of 2011 and first quarter of 2012, respectively.

In October 2011, PSCo filed for approval of the Hayden emissions controls. There has been no procedural schedule set at this time.

Cameo Generating Station — In 2008, the CPUC approved PSCo’s request to retire the 73 MW Cameo coal-fired generating station at the end of 2011. The Cameo Generating Station was retired at the end of 2010. In February 2011, PSCo filed a plan for decommissioning, remediation, removal, and restoration at the site. The plan was approved without hearing and work began during the summer of 2011 and should be completed by the fall of 2012.

San Luis Valley-Calumet-Comanche Transmission Project — In May 2009, PSCo and Tri-State Generation and Transmission Association filed a joint application with the CPUC for a project for 230 kilovolt (KV) and 345 KV line and substation construction. The line is intended to assist in bringing solar power in the San Luis Valley to customers. The line was originally expected to be placed in-service in 2013; however, due to delays in the siting and permitting of the line, the in-service date has been delayed. Several landowners oppose this transmission line, including two large ranches. In November 2010, the ALJ issued a recommended decision granting the CPCN but proposing a significant refund obligation if the line was not heavily utilized ten years after it was in service. Several parties, including PSCo, filed exceptions to the recommended decision. The CPUC deliberated on the exceptions to the recommended decision and approved the CPCN in September 2011. A landowner opposing the project appealed the CPUC decision.

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

Boulder, Colo. Franchise Agreement — The Boulder, Colo. City Council is exploring forming a municipal utility, instead of renewing their franchise agreement with PSCo. The franchise agreement expired in 2010; however, PSCo continues to provide service under its CPUC certificate. The Boulder City Council originally expressed an interest in providing its residents with electricity derived primarily from renewable energy. PSCo had developed a proposal that would provide a substantially higher amount of renewable energy to Boulder, which the parties could not agree upon. Should the voters approve the formation of a municipal utility and the condemnation of the PSCo distribution system on Nov. 1, 2011, PSCo will work to ensure that customers in Colorado recover the appropriate level of stranded costs and the value of the distribution system. At Dec. 31, 2010, the City of Boulder represented approximately 3.7 percent of PSCo’s electric sales.

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

FERC Tie Line Investigation — In October 2007, the FERC Office of Enforcement and the DOI commenced a non-public investigation of the transmission service arrangements across the Lamar Tie Line, a transmission facility that connects PSCo and SPS. In July 2008, the DOI issued a preliminary report alleging Xcel Energy violated certain FERC policies, rules and approved tariffs that could result in material penalties under the FERC penalty guidelines. The report does not constitute a finding by the FERC, which may accept, modify or reject any or all of the preliminary conclusions set forth in the report. Xcel Energy disagreed with the preliminary report and demonstrated compliance with applicable standards. In December 2010, the DOI initiated settlement discussions with Xcel Energy regarding possible resolution of the non-public investigation and settlement discussions are continuing. The final outcome of the DOI investigation and to what extent the FERC may seek to impose penalties for alleged violations is unknown at this time. The potential violations are not expected to have a material impact on PSCo’s financial condition, results of operations or cash flows.

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

In October 2011, the FERC issued an order on remand for a hearing with the ALJ and with settlement judge procedures. The FERC requested the ALJ to assess possible unlawful market activity affecting bilateral contracts and to determine an applicable refund methodology.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — In July 2011, the FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation, and development. Order 1000 will require significant changes in transmission planning and cost allocation mechanisms in the Western Interconnection where PSCo is located. In addition, the impacts of the new requirements of Order 1000 relating to future transmission develop and ownership on the company are uncertain. Compliance filings to address these new requirements are due in October 2012 and are effective prospectively. In August 2011, motions for rehearing were filed and are pending action by the FERC.

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

Additional Information

See Notes 5 and 6 of the consolidated financial statements for further discussion of legal proceedings, including Rate Matters and Commitments and Contingent Liabilities, which are hereby incorporated by reference. Reference also is made to Item 3 and Notes 12 and 13 of PSCo’s consolidated financial statements in its Annual Report on Form 10-K for the year ended Dec. 31, 2010 for a description of certain legal proceedings presently pending.

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

The EPA has taken steps to regulate GHGs under the CAA. In December 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere. This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles. In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has also announced that it will propose GHG regulations applicable to emissions from existing power plants, although the EPA announced in late September that this proposed rule will be delayed.

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

Many of the federal and state climate change legislative proposals use a cap and trade policy structure, in which GHG emissions from a broad cross-section of the economy would be subject to an overall cap. Under the proposals, the cap becomes more stringent with the passage of time. The proposals establish mechanisms for GHG sources, such as power plants, to obtain “allowances” or permits to emit GHGs during the course of a year. The sources may use the allowances to cover their own emissions or sell them to other sources that do not hold enough emission allowances for their own operations. Proponents of the cap and trade policy believe it will result in the most cost effective, flexible emission reductions. There are many uncertainties, however, regarding when and in what form climate change legislation or regulation will be enacted. The impact of legislation and regulations, including a cap and trade structure, on us and our customers will depend on a number of factors, including whether GHG sources in multiple sectors of the economy are regulated, the overall GHG emissions cap level, the degree to which GHG offsets are allowed, the allocation of emission allowances to specific sources and the indirect impact of carbon regulation on natural gas and coal prices. While we do not have operations outside of the U.S., any international treaties or accords could have an impact to the extent they lead to future federal or state regulations. Another important factor is our ability to recover the costs incurred to comply with any regulatory requirements that are ultimately imposed. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

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
4.01*
Supplemental Indenture dated as of Aug. 1, 2011 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 4.75 percent First Mortgage Bonds, Series No. 22 due 2041. (Exhibit 4.01 to Form 8-K dated Aug. 9, 2011 (file no. 001-03280)).

31.01	Principal Executive Officer’s and Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101 t
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2011 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Cash Flow, (iii) the Consolidated Balance Sheets, (iv) Notes to Condensed Consolidated Financial Statements, and (v) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado
Oct. 31, 2011
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President and Chief Financial Officer