Form 10-Q
period 2012-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2012-04-30
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2012
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

This Form 10-Q is filed by Public Service Company of Colorado, a Colorado corporation (PSCo).  PSCo is a wholly owned subsidiary of Xcel Energy Inc. Xcel Energy Inc. wholly owns the following subsidiaries: Northern States Power Company, a Minnesota corporation (NSP-Minnesota); Northern States Power Company, a Wisconsin corporation (NSP-Wisconsin); PSCo; and Southwestern Public Service Company, a New Mexico corporation (SPS).  NSP-Minnesota, NSP-Wisconsin, PSCo and SPS are also referred to collectively as utility subsidiaries.  Additional information on Xcel Energy Inc. and its subsidiaries (collectively, Xcel Energy) is available on various filings with the Securities and Exchange Commission (SEC).

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2012	2011
Operating revenues
Electric	$682,279	$704,153
Natural gas	383,004	428,191
Steam and other	10,769	12,103
Total operating revenues	1,076,052	1,144,447

Operating expenses
Electric fuel and purchased power	310,899	323,797
Cost of natural gas sold and transported	256,877	304,938
Cost of sales — steam and other	4,167	5,121
Operating and maintenance expenses	168,382	170,671
Demand side management program expenses	29,444	30,322
Depreciation and amortization	83,589	79,969
Taxes (other than income taxes)	33,788	34,321
Total operating expenses	887,146	949,139

Operating income	188,906	195,308

Other income, net	1,032	1,663
Allowance for funds used during construction — equity	2,726	1,619

Interest charges and financing costs

Interest charges — includes other financing costs of $1,790 and $1,516, respectively	48,291	45,399
Allowance for funds used during construction — debt	(1,161)	(726)
Total interest charges and financing costs	47,130	44,673

Income before income taxes	145,534	153,917
Income taxes	52,249	57,287
Net income	$93,285	$96,630

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2012	2011
Net income	$93,285	$96,630

Other comprehensive income (loss)

Derivative instruments:
Net fair value increase, net of tax of $7,972 and $60, respectively	13,020	98
Reclassification of gains to net income, net of tax of $(230) and $(219), respectively	(375)	(357)
	12,645	(259)

Other comprehensive income (loss)	12,645	(259)
Comprehensive income	$105,930	$96,371

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2012	2011
Operating activities
Net income	$93,285	$96,630
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	84,948	81,284
Demand side management program amortization	1,392	2,546
Deferred income taxes	49,182	47,172
Amortization of investment tax credits	(651)	(668)
Allowance for equity funds used during construction	(2,726)	(1,619)
Net derivative losses	6,496	18,520
Changes in operating assets and liabilities:
Accounts receivable	30,996	11,885
Accrued unbilled revenues	112,150	76,879
Inventories	56,836	37,815
Prepayments and other	(3,250)	28,913
Accounts payable	(124,292)	(55,823)
Net regulatory assets and liabilities	10,147	2,239
Other current liabilities	39,057	43,374
Pension and other employee benefit obligations	(39,547)	(57,910)
Change in other noncurrent assets	(6,434)	(283)
Change in other noncurrent liabilities	(1,297)	(5,588)
Net cash provided by operating activities	306,292	325,366

Investing activities
Utility capital/construction expenditures	(152,420)	(115,991)
Allowance for equity funds used during construction	2,726	1,619
Investments in utility money pool	(383,000)	-
Repayments from utility money pool	363,000	-
Net cash used in investing activities	(169,694)	(114,372)

Financing activities
Repayments of short-term borrowings, net	-	(227,400)
Borrowings under utility money pool arrangement	-	120,000
Repayments under utility money pool arrangement	-	(120,000)
Capital contributions from parent	-	75,000
Dividends paid to parent	(134,004)	(66,828)
Net cash used in financing activities	(134,004)	(219,228)

Net change in cash and cash equivalents	2,594	(8,234)
Cash and cash equivalents at beginning of period	3,763	32,912
Cash and cash equivalents at end of period	$6,357	$24,678

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(44,384)	$(39,145)
Cash received for income taxes, net	3,623	33,696
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$60,020	$91,478

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2012	Dec. 31, 2011
Assets
Current assets
Cash and cash equivalents	$6,357	$3,763
Accounts receivable, net	282,685	317,039
Accounts receivable from affiliates	15,421	12,063
Investments in utility money pool arrangement	72,000	52,000
Accrued unbilled revenues	192,394	304,544
Inventories	197,161	253,997
Regulatory assets	125,876	196,311
Deferred income taxes	24,719	33,349
Derivative instruments	5,357	4,930
Prepayments and other	22,753	19,504
Total current assets	944,723	1,197,500

Property, plant and equipment, net	9,538,788	9,475,571

Other assets
Regulatory assets	816,532	809,011
Derivative instruments	13,954	15,357
Other	41,665	36,066
Total other assets	872,151	860,434
Total assets	$11,355,662	$11,533,505

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$855,791	$605,633
Accounts payable	264,482	362,580
Accounts payable to affiliates	23,103	48,371
Regulatory liabilities	64,043	68,809
Taxes accrued	156,996	116,376
Accrued interest	54,720	53,749
Dividends payable to parent	-	66,926
Derivative instruments	17,897	85,518
Other	72,462	75,671
Total current liabilities	1,509,494	1,483,633

Deferred credits and other liabilities
Deferred income taxes	1,825,660	1,775,448
Deferred investment tax credits	44,074	44,725
Regulatory liabilities	445,098	444,442
Asset retirement obligations	42,797	42,207
Derivative instruments	36,185	38,325
Customer advances	224,627	226,097
Pension and employee benefit obligations	183,004	222,707
Other	70,806	69,561
Total deferred credits and other liabilities	2,872,251	2,863,512

Commitments and contingencies
Capitalization
Long-term debt	2,629,346	2,880,642
Common stock – 100 shares authorized at $0.01 par value; 100 shares outstanding at March 31, 2012 and Dec. 31, 2011	-	-
Additional paid in capital	3,316,386	3,316,386
Retained earnings	1,027,917	1,001,709
Accumulated other comprehensive income (loss)	268	(12,377)
Total common stockholder's equity	4,344,571	4,305,718
Total liabilities and equity	$11,355,662	$11,533,505

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of March 31, 2012 and Dec. 31, 2011; the results of its operations and its cash flows for the three months ended March 31, 2012 and 2011.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2012 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2011 balance sheet information has been derived from the audited 2011 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2011.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2011, filed with the SEC on Feb. 27, 2012.  Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2011, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Adopted

Fair Value Measurement — In May 2011, the Financial Accounting Standards Board (FASB) issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (Accounting Standards Update (ASU) No. 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  PSCo implemented the accounting and disclosure guidance effective Jan. 1, 2012, and the implementation did not have a material impact on its consolidated financial statements.  For required fair value measurement disclosures, see Note 8.

Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which requires the presentation of the components of net income, the components of other comprehensive income (OCI) and total comprehensive income in either a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements of net income and comprehensive income.  These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  PSCo implemented the financial statement presentation guidance effective Jan. 1, 2012.

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  These requirements do not affect the presentation of amounts in the consolidated balance sheets, and are effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those periods.  PSCo does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2012	Dec. 31, 2011
Accounts receivable, net
Accounts receivable	$306,973	$341,737
Less allowance for bad debts	(24,288)	(24,698)
	$282,685	$317,039
Inventories
Materials and supplies	$54,262	$53,318
Fuel	79,382	94,874
Natural gas	63,517	105,805
	$197,161	$253,997
Property, plant and equipment, net
Electric plant	$9,497,757	$9,469,434
Natural gas plant	2,476,727	2,456,275
Common and other property	752,389	763,513
Plant to be retired (a)	115,401	151,184
Construction work in progress	317,958	242,095
Total property, plant and equipment	13,160,232	13,082,501
Less accumulated depreciation	(3,621,444)	(3,606,930)
	$9,538,788	$9,475,571

(a)
In 2010, in response to the Clean Air Clean Jobs Act (CACJA), the Colorado Public Utilities Commission (CPUC) approved the early retirement of Cherokee Units 1, 2 and 3, Arapahoe Unit 3 and Valmont Unit 5 between 2011 and 2017.  In 2011, Cherokee Unit 2 was taken out of service.  Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2007 federal income tax return expired in September 2011.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expires in September 2012.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of March 31, 2012, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2006.  As of March 31, 2012, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2012	Dec. 31, 2011
Unrecognized tax benefit — Permanent tax positions	$0.6	$0.5
Unrecognized tax benefit — Temporary tax positions	10.5	10.9
Unrecognized tax benefit balance	$11.1	$11.4

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2012	Dec. 31, 2011
NOL and tax credit carryforwards	$(3.5)	$(3.7)

PSCo’s amount of unrecognized tax benefits could change in the next 12 months as the Internal Revenue Service and state audits resume.  At this time, due to the uncertain nature of the audit process, it is not reasonably possible to estimate an overall range of possible change.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at March 31, 2012 and Dec. 31, 2011 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2012 or Dec. 31, 2011.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2011 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Recently Concluded Regulatory Proceedings — CPUC

2011 Electric Rate Case — In November 2011, PSCo filed a request with the CPUC to increase Colorado retail electric rates by $141.9 million.  The request was based on a 2012 forecast test year, a 10.75 percent ROE, an electric rate base of $5.4 billion and an equity ratio of 56 percent.

On April 26, 2012, the CPUC approved a comprehensive multi-year settlement agreement, which covers 2012 through 2014.  Key terms of the agreement include the following:

•
PSCo will implement an annual electric rate increase of $73 million in 2012.  The rate increase will be effective on May 1, 2012, subject to refund.  In addition, PSCo will implement incremental electric rate increases of $16 million on Jan. 1, 2013 and $25 million on Jan. 1, 2014.  These rate increases are net of the shift of the costs from the purchased capacity cost adjustment and the transmission cost adjustment clauses to base rates.

•	The settlement reflects an authorized ROE of 10 percent and an equity ratio of 56 percent.
•
PSCo will forego the opportunity allowed under the CACJA to seek additional rate mechanisms to recover approved CACJA plan costs through 2014.  PSCo will instead recover the carrying costs of CACJA related expenditures through the recording of allowance for funds used during construction.

•
For 2012 through 2014, incremental property taxes in excess of $76.7 million (2010-2011 historic test year property taxes) will be deferred over a three-year period with the amortization effective the first year after the deferral.  To the extent that PSCo is successful in gaining the manufacturer’s sales tax refund as a result of the sales tax lawsuit currently pending in the Colorado Supreme Court, PSCo shall credit such refunds first against legal fees incurred to obtain the refund and then against the deferred property tax balances outstanding at the end of the 2014.

•
The rates that take effect include no incremental recovery of deferred costs associated with the expiration of the Black Hills contract.  However, the jurisdictional allocator used to determine the increase in base rates and for all rider calculations will reflect the expiration of the Black Hills contract as of Dec. 31, 2011.  The rates that would take effect also include no change in depreciation rates.

•	The signing parties agree to implement an earnings test, in which customers and shareholders will share earnings above an ROE of 10 percent. The sharing mechanism is as follows:

ROE	Shareholders	Customers
> 10.0% < 10.2%	40%	60%
> 10.2% < 10.5%	50	50
> 10.5%	-	100

•
PSCo agrees that it will not file for an electric rate increase that would take effect prior to Jan. 1, 2015, provided that net revenue requirements increases or decreases in excess of $10 million caused by changes in tax law, government mandates, or natural disasters may be deferred or recovered through a modified rate adjustment.  In the event normalized base revenues in either 2012 or 2013 are 2.0 percent below 2011 actual levels adjusted to reflect the rate increases allowed for 2012 and 2013, PSCo has the right to an additional rate adjustment in the next year for 50 percent of the shortfall.   The parties acknowledge that PSCo may file an electric rate increase as early as May 1, 2014, so long as no rate increase takes effect on either an interim or permanent basis prior to Jan. 1, 2015.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

2011 Wholesale Electric Rate Case — In February 2011, PSCo filed with the FERC to change Colorado wholesale electric rates to formula based rates with an expected annual increase of $16.1 million for 2011.  The request was based on a 2011 forecast test year, a 10.9 percent ROE, a rate base of $407.4 million and an equity ratio of 57.1 percent.  The formula rate would be estimated each year for the following year and then trued-up to actual costs after the conclusion of the calendar year.  In September 2011, PSCo implemented an interim rate increase of $7.8 million, subject to refund.

In April 2012, PSCo filed an unopposed settlement agreement with wholesale customers for an annual rate increase of $7.8 million.  The primary reasons for the decrease from the original request were a reduction to depreciation expense of $5.8 million and a lower ROE (ranging from 10.1 percent to 10.4 percent).  The reduction of depreciation expense is associated with the early retirement of plants related to PSCo’s compliance with the CACJA.  The depreciation expense will be deferred and amortized over the original life of the plants.

Transmission Formula Rate Case — In April 2012, PSCo filed with the FERC to revise the wholesale transmission rates formula from a historic test year formula rate to a forecast transmission formula.  PSCo proposed that the formula rates be updated annually to reflect changes in costs, subject to a true-up.  The request would increase PSCo’s transmission revenue by approximately $2.0 million over rates expected to be effective in June 2012.  A FERC decision is expected in the second half of 2012.

Electric, Purchased Gas and Resource Adjustment Clauses

Renewable Energy Credit (REC) Sharing — In May 2011, the CPUC determined that margin sharing on stand-alone REC transactions would be shared 20 percent to PSCo and 80 percent to customers beginning in 2011 and ultimately becoming 10 percent to PSCo and 90 percent to customers by 2014.  The CPUC also approved a change to the treatment of hybrid REC trading margins (RECs that are bundled with energy) that allows the customers’ share of the margins to be netted against the renewable energy standard adjustment (RESA) regulatory asset balance.  In the second quarter of 2011, PSCo credited approximately $37 million against the RESA regulatory asset balance.

In the first quarter of 2012, the CPUC approved an annual margin sharing on the first $20 million of margins on hybrid REC trades of 80 percent to the customers and 20 percent to PSCo.  Margins in excess of the $20 million are to be shared 90 percent to the customers and 10 percent to PSCo.  The CPUC authorized PSCo to return to customers unspent carbon offset funds by crediting the RESA regulatory asset balance.  In March 2012, PSCo credited approximately $28.7 million against the RESA regulatory asset balance.

This sharing mechanism will be effective through 2014 to provide the CPUC an opportunity to review the framework and to review evidence regarding actual deliveries in relatively more complex markets such as California.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q the circumstances set forth in Notes 11 and 12 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2011, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

Purchased Power Agreements

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

PSCo had approximately 1,882 MW of capacity under long-term purchased power agreements as of March 31, 2012 and Dec. 31, 2011 with entities that have been determined to be variable interest entities.  PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2028.

Guarantees and Indemnifications

In connection with the acquisition of 900 MW of gas-fired generation from subsidiaries of Calpine Development Holdings Inc. in 2010, PSCo agreed to indemnify the seller for losses arising out of a breach of certain representations and warranties.  The aggregate liability for PSCo pursuant to these indemnities is not subject to a capped dollar amount.  The indemnification obligation expires in December 2012.  PSCo has not recorded a liability related to this indemnity and it has no assets held as collateral related to this agreement at March 31, 2012.

Environmental Contingencies

Other Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — The U.S. Environmental Protection Agency (EPA) plans to propose GHG regulations applicable to emissions from new and existing power plants under the Clean Air Act (CAA).  In April 2012, the EPA proposed a GHG NSPS for newly constructed power plants.  The proposal requires that carbon dioxide (CO2) emission rates be equal to those achieved by a natural gas combined cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and noted that, pursuant to its general NSPS regulations, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  It is not possible to evaluate the impact of this regulation until its final requirements are known.  It is not known when the EPA will propose standards for existing sources.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective April 2012.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date.  PSCo believes these costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules regarding provisions that require the installation and operation of emission controls, known as best available retrofit technology (BART), for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas throughout the United States.  PSCo generating facilities will be subject to BART requirements.  Individual states are required to identify the facilities located in their states that will have to reduce sulfur dioxide, nitrogen oxide and particulate matter emissions under BART and then set emissions limits for those facilities.

In 2006, the Colorado Air Quality Control Commission promulgated BART regulations requiring certain major stationary sources to evaluate, install, operate and maintain BART to make reasonable progress toward meeting the national visibility goal.  In January 2011, the Colorado Air Quality Control Commission approved a revised Regional Haze BART state implementation plan incorporating the Colorado CACJA emission reduction plan, which will satisfy regional haze requirements.  In March 2012, the EPA proposed to approve the Colorado SIP, including the CACJA emission reduction plan for PSCo, as satisfying BART requirements.  PSCo expects the cost of any required capital investment will be recoverable from customers through the CACJA plan recovery mechanisms or other regulatory mechanisms.  Emissions controls are expected to be installed between 2012 and 2017.

In March 2010, two environmental groups petitioned the U.S. Department of the Interior (DOI) to certify that 12 coal-fired boilers and one coal-fired cement kiln in Colorado are contributing to visibility problems in Rocky Mountain National Park.  The following PSCo plants are named in the petition:  Cherokee, Hayden, Pawnee and Valmont.  The groups allege that the Colorado BART rule is inadequate to satisfy the CAA mandate of ensuring reasonable further progress towards restoring natural visibility conditions in the park.  It is not known when the DOI will rule on the petition.

Legal Contingencies

Lawsuits and claims arise in the normal course of business. Management, after consultation with legal counsel, has recorded an estimate of the probable cost of settlement or other disposition.  The ultimate outcome of these matters cannot presently be determined.  Accordingly, the ultimate resolution of these matters could have a material effect on PSCo’s consolidated financial position, results of operations, and cash flows.

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of PSCo, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit.  In November 2011, oral arguments were presented.  It is unknown when the Ninth Circuit will render a final opinion.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on PSCo’s consolidated results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants, including Xcel Energy Inc., believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  On March 20, 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  While Xcel Energy Inc. believes the likelihood of loss is remote, given the nature of this case and any surrounding uncertainty, it could potentially have a material impact on PSCo’s consolidated results of operations, cash flows or financial position.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Connie DeWeese vs. PSCo — In November 2008, there was an explosion in Pueblo, Colo., which destroyed a tavern and a neighboring store.  The explosion killed one person and injured seven people.  The Pueblo Fire Department and the Federal Bureau of Alcohol, Tobacco and Firearms have determined a natural gas leak from a pipeline under the street led to the explosion.  Beginning in February 2010, four lawsuits were filed in Colorado District Court in Pueblo, Colo. against, among others, PSCo for damages related to personal injuries, property damages and an alleged wrongful death.  PSCo denied and continues to deny liability for this accident.  All of the lawsuits have been settled.  None of the settlements has had a material effect on PSCo’s consolidated results of operations, cash flows or financial position.  No accrual was recorded for these matters.

7.	Borrowings and Other Financing Instruments

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$700	$700
Amount outstanding at period end	-	-
Average amount outstanding	4	73
Maximum amount outstanding	68	304
Weighted average interest rate, computed on a daily basis	0.30%	0.37%
Weighted average interest rate at end of period	N/A	N/A

Credit Facility — In order to use its commercial paper program to fulfill short-term funding needs, PSCo must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under the credit agreement.  The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

At March 31, 2012, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$700.0	$3.0	$697.0

(a)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  PSCo had no direct advances on the credit facility outstanding at March 31, 2012 and Dec. 31, 2011.

Letters of Credit — PSCo uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At March 31, 2012 and Dec. 31, 2011, there were $3.0 million and $4.9 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2012		Twelve Months Ended Dec. 31, 2011
Borrowing limit	$250		$250
Amount outstanding at period end	-		-
Average amount outstanding	-		3
Maximum amount outstanding	-		53
Weighted average interest rate, computed on a daily basis	N/A	%	0.35%
Weighted average interest rate at end of period	N/A		N/A

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

Level 3— Significant inputs to pricing have little or no observability as of the reporting date.  The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted net asset values.

Interest rate derivatives — The fair value of interest rate derivatives are based on broker quotes utilizing market interest rate forecasts.

Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2.  When contractual settlements extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of long-term forward prices and volatilities on a valuation is evaluated, and may result in Level 3 classification.

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

At March 31, 2012, accumulated OCI related to interest rate derivatives included $1.5 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

At March 31, 2012, PSCo had unsettled interest rate swaps outstanding with a total notional amount of $250 million.  These interest rate swaps were designated as hedges, and as such, changes in fair value are recorded to OCI.

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

At March 31, 2012, PSCo had various vehicle fuel related contracts designated as cash flow hedges extending through December 2014.  PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2012 and 2011.

At March 31, 2012, accumulated OCI related to vehicle fuel cash flow hedges included $0.1 million of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of any amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards at March 31, 2012 and Dec. 31, 2011:

(Amounts in Thousands) (a)	March 31, 2012	Dec. 31, 2011
Megawatt hours (MWh) of electricity	1,053	1,299
MMBtu of natural gas	-	32,053
Gallons of vehicle fuel	248	270

(a)	Amounts are not reflective of net positions in the underlying commodities.

The following tables detail the impact of derivative activity during the three months ended March 31, 2012 and 2011, respectively, on OCI, regulatory assets and liabilities, and income:

	Three Months Ended March 31, 2012
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Losses
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income	Liabilities	Income		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$20,917	$-	$(582	)(a)	$-		$-
Vehicle fuel and other commodity	75	-	(23	)(c)	-		-
Total	$20,992	$-	$(605)		$-		$-

Other derivative instruments
Natural gas commodity	-	(7,715)	-		61,858	(d)	(109	)(b)
Total	$-	$(7,715)	$-		$61,858		$(109)

	Three Months Ended March 31, 2011
	Fair Value Changes Recognized		Pre-Tax Amounts Reclassified into
	During the Period in:		Income During the Period from:
	Accumulated		Accumulated			Pre-Tax Gains
	Other	Regulatory	Other		Regulatory	Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and	During the Period
(Thousands of Dollars)	Income	Liabilities	Income		(Liabilities)	in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(576	)(a)	$-	$-
Vehicle fuel and other commodity	176	-	(18	)(c)	-	-
Total	$176	$-	$(594)		$-	$-

Other derivative instruments
Trading commodity	$-	$-	$-	$-		$245	(b)
Natural gas commodity	-	(5,354)	-	44,482	(d)	-
Total	$-	$(5,354)	$-	$44,482		$245

(a)	Recorded to interest charges.
(b)	Recorded to electric operating revenues. Portions of these gains and losses are shared with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)	Recorded to operating and maintenance (O&M) expenses.
(d)
Recorded to cost of natural gas sold and transported; these derivative settlement gains and losses are shared with natural gas customers through purchased natural gas cost-recovery mechanisms, and reclassified out of income as regulatory assets and liabilities, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2012 and 2011.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions of the derivative instruments that PSCo enters into may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings.  If the credit ratings of PSCo were downgraded below investment grade, contracts underlying $6.2 million and $6.9 million of derivative instruments in a liability position at March 31, 2012 and Dec. 31, 2011, respectively, would have required PSCo to post collateral or settle applicable contracts, which would have resulted in payments to counterparties of $8.6 million and $9.2 million, respectively.  At March 31, 2012 and Dec. 31, 2011, there was no collateral posted on these specific contracts.

PSCo’s derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2012 and Dec. 31, 2011.

Recurring Fair Value Measurements — The following table presents for each of the hierarchy levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2012:

	March 31, 2012
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Interest rate	$-	$127	$-	$127	$-	$127
Vehicle fuel and other commodity	-	94	-	94	-	94
Other derivative instruments:
Trading commodity	-	7,120	-	7,120	(3,822)	3,298
Total current derivative assets	$-	$7,341	$-	$7,341	$(3,822)	3,519
Purchased power agreements (a)						1,838
Current derivative instruments						$5,357
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$94	$-	$94	$-	$94
Other derivative instruments:
Trading commodity	-	6,755	-	6,755	(2,789)	3,966
Total noncurrent derivative assets	$-	$6,849	$-	$6,849	$(2,789)	4,060
Purchased power agreements (a)						9,894
Noncurrent derivative instruments						$13,954

Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$-	$8,840	$-	$8,840	$-	$8,840
Other derivative instruments:
Trading commodity	-	6,649	-	6,649	(3,059)	3,590
Total current derivative liabilities	$-	$15,489	$-	$15,489	$(3,059)	12,430
Purchased power agreements (a)						5,467
Current derivative instruments						$17,897
Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$6,202	$-	$6,202	$(2,789)	$3,413
Total noncurrent derivative liabilities	$-	$6,202	$-	$6,202	$(2,789)	3,413
Purchased power agreements (a)						32,772
Noncurrent derivative instruments						$36,185

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

There were no changes in Level 3 recurring fair value measurements for the three months ended March 31, 2012 and 2011.

PSCo recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for the three months ended March 31, 2012 and 2011.

Fair Value of Long-Term Debt

As of March 31, 2012 and Dec. 31, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2012		Dec. 31, 2011
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$3,485,137	$3,925,549	$3,486,275	$4,020,083

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of March 31, 2012 and Dec. 31, 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

9.	Other Income, Net

Other income (expense), net consisted of the following:

	Three Months Ended March 31,
(Thousands of Dollars)	2012	2011
Interest income	$1,028	$1,303
Other nonoperating income	568	607
Insurance policy expense	(564)	(247)
Other income, net	$1,032	$1,663

10.	Segments and Related Information

Operating results from the regulated electric utility and regulated natural gas utility are each separately and regularly reviewed by PSCo’s chief operating decision maker.  PSCo evaluates performance based on profit or loss generated from the product or service provided.  These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each reportable segment.

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2012
Operating revenues from external customers	$682,279	$383,004	$10,769	$-	$1,076,052
Intersegment revenues	92	55	-	(147)	-
Total revenues	$682,371	$383,059	$10,769	$(147)	$1,076,052
Net income	$61,333	$28,310	$3,642	$-	$93,285

Three Months Ended March 31, 2011
Operating revenues from external customers	$704,153	$428,191	$12,103	$-	$1,144,447
Intersegment revenues	114	46	-	(160)	-
Total revenues	$704,267	$428,237	$12,103	$(160)	$1,144,447
Net income	$65,715	$28,878	$2,037	$-	$96,630

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31,
	2012	2011	2012	2011
			Postretirement Health Care Benefits
(Thousands of Dollars)	Pension Benefits
Service cost	$5,497	$4,454	$823	$998
Interest cost	12,624	12,914	6,142	7,235
Expected return on plan assets	(16,235)	(16,962)	(6,270)	(6,969)
Amortization of transition obligation	-	-	2,751	2,751
Amortization of prior service cost (credit)	57	55	(1,288)	(728)
Amortization of net loss	8,305	6,749	2,604	2,283
Net periodic benefit cost	10,248	7,210	4,762	5,570
Additional cost recognized due to the effects of regulation	-	-	973	973
Net benefit cost recognized for financial reporting	$10,248	$7,210	$5,735	$6,543

In January 2012, contributions of $190.5 million were made across four of Xcel Energy’s pension plans, of which $41.0 million was attributable to PSCo.  Xcel Energy does not expect additional pension contributions during 2012.

Item2 —	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of slow down in the U.S. economy or delay in growth recovery; actions of credit rating agencies; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2011, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2012.

Results of Operations

PSCo’s net income was approximately $93.3 million for the three months ended March 31, 2012, compared with approximately $96.6 million for the same period in 2011.  The decrease is mainly due to lower electric and gas sales due to warmer weather, decreased wholesale revenue due to the expiration of a long-term wholesale power agreement with Black Hills Corp., higher depreciation expense and interest charges, partially offset by higher gas revenues, primarily due to new rates effective in September 2011.

Electric Revenues and Margin

Electric revenues, fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2012	2011
Electric revenues	$682	$704
Electric fuel and purchased power	(311)	(324)
Electric margin	$371	$380

The following tables summarize the components of the changes in electric revenues and margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Firm wholesale (a)	$(9)
Fuel and purchased power cost recovery	(8)
Trading	(4)
Estimated impact of weather	(3)
Conservation incentive	2
Total decrease in electric revenues	$(22)

(a)	Decrease is primarily due to the expiration of a long-term wholesale power agreement with Black Hills Corp.

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Firm wholesale (a)	$(9)
Estimated impact of weather	(3)
Conservation incentive	2
Other, net	1
Total decrease in electric margin	$(9)

(a)	Decrease is primarily due to the expiration of a long-term wholesale power agreement with Black Hills Corp.

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

	Three Months Ended March 31,
(Millions of Dollars)	2012	2011
Natural gas revenues	$383	$428
Cost of natural gas sold and transported	(257)	(305)
Natural gas margin	$126	$123

The following tables summarize the components of the changes in natural gas revenues and margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2012 vs. 2011
Purchased natural gas adjustment clause recovery	$(48)
Estimated impact of weather	(5)
Conservation revenue	(1)
Pipeline system integrity adjustment rider	3
Conservation incentive	2
Gas storage inventory recovery	2
Retail rate increase	2
Total decrease in natural gas revenues	$(45)

Natural Gas Margin

(Millions of Dollars)	2012 vs. 2011
Pipeline system integrity adjustment rider	$3
Conservation incentive	2
Gas storage inventory recovery	2
Retail rate increase	2
Estimated impact of weather	(5)
Conservation revenue	(1)
Total increase in natural gas margin	$3

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses decreased by $2.3 million, or 1.3 percent, for the three months ended March 31, 2012, compared with the same period in 2011.  The following summarizes the changes in other O&M expenses:

(Millions of Dollars)	2012 vs. 2011
Lower plant generation costs	(1)
Lower consulting costs	(1)
Pipeline system integrity costs	3
Other, net	(3)
Total decrease in operating and maintenance expenses	$(2)

•	Higher pipeline system integrity costs related to verification and testing natural gas pipeline integrity. These costs are recovered through a rider in Colorado.

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $3.6 million, or 4.5 percent, for the three months ended March 31, 2012, compared with the same period for 2011.  The increase was due to normal system expansion.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased by $1.5 million for the three months ended March 31, 2012, compared with the same period in 2011.  The increase is primarily due to higher average construction work in progress balances.

Interest Charges — Interest charges increased by $2.9 million, or 6.4 percent, for the three months ended March 31, 2012, compared with the same period in 2011, primarily due to higher long-term debt levels to fund investments in utility operations, partially offset by lower interest rates.

Income Taxes — Income tax expense decreased by $5.0 million for the three months ended March 31, 2012, compared with the same period in 2011.  The decrease in income tax expense was primarily due to lower pretax earnings in 2012.  The effective tax rate was 35.9 percent for the first three months of 2012, compared with 37.2 percent for the same period in 2011.  The higher effective tax rate for 2011 was primarily due to tax expense from the prior year adjustments.  Without this tax expense, the effective tax rate for 2011 would have been 35.9 percent.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2012, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

Additional Information

See Note 6 to the consolidated financial statements for further discussion of legal claims and environmental proceedings.  See Note 5 to the consolidated financial statements for discussion of proceedings involving utility rates and other regulatory matters.

Item 1A — RISK FACTORS

PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2011, which is incorporated herein by reference.

Item 4 — MINE SAFETY DISCLOSURES

None.

Item 5 — OTHER INFORMATION

In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income ASU No. (2011-05).  On Jan. 1, 2012, PSCo implemented the requirements of ASU No. 2011-05 by presenting net income, the components of OCI and total comprehensive income in two separate, but consecutive financial statements of net income and comprehensive income. The implementation resulted in more prominent presentation of total comprehensive income and more detailed presentation of the components of OCI.

The following presents retrospective application of ASU No. 2011-05 to the consolidated financial statements of PSCo as a separate but consecutive statement following PSCo’s consolidated statements of income for the years ended Dec. 31, 2011, 2010 and 2009.  The financial statement presentation requirements of ASU No. 2011-05 do not affect the items previously reported in net income, OCI or total comprehensive income, or the guidance for reclassifying components of OCI to net income, and therefore retrospective application of the new guidance does not result in significant changes to the information reported in the previously issued consolidated financial statements of PSCo.

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	Year Ended Dec. 31
(Thousands of Dollars)	2011	2010	2009
Net income	$396,803	$399,720	$323,320

Other comprehensive (loss) income

Derivative instruments:
Net fair value (decrease) increase, net of tax of $(11,227), $(38) and $202, respectively	(18,328)	(63)	315
Reclassification of (gains) losses to net income, net of tax of $(922), $(356) and $96, respectively	(1,506)	(581)	158
	(19,834)	(644)	473

Other comprehensive (loss) income	(19,834)	(644)	473
Comprehensive income	$376,969	$399,076	$323,793

Item 6 —	EXHIBITS

*	Indicates incorporation by reference
†
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

3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998 (Form 10-K, Dec. 31, 1998, Exhibit 3(a)(1)).
3.02*	By-Laws dated Nov. 20, 1997 (Form 10-K, Dec. 31, 1997, Exhibit 3(b)(1)).
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
101 †
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado
April 30, 2012
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director