Form 10-Q
period 2012-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2012-10-29
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 29, 2012
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2012	2011	2012	2011
Operating revenues
Electric	$870,975	$933,490	$2,267,905	$2,387,434
Natural gas	113,230	122,672	643,632	725,593
Steam and other	8,082	7,772	26,303	28,454
Total operating revenues	992,287	1,063,934	2,937,840	3,141,481

Operating expenses
Electric fuel and purchased power	315,319	413,093	920,916	1,089,106
Cost of natural gas sold and transported	24,662	51,104	338,630	450,064
Cost of sales — steam and other	3,650	3,793	10,745	12,903
Operating and maintenance expenses	180,994	183,152	529,476	540,491
Demand side management program expenses	33,670	29,796	92,462	87,885
Depreciation and amortization	85,905	85,146	249,645	245,392
Taxes (other than income taxes)	32,696	31,428	99,359	100,734
Total operating expenses	676,896	797,512	2,241,233	2,526,575

Operating income	315,391	266,422	696,607	614,906

Other income, net	1,000	1,806	3,582	5,704
Allowance for funds used during construction — equity	4,687	1,956	10,961	5,373

Interest charges and financing costs
Interest charges — includes other financing costs of
$1,803, $1,798, $5,383 and $5,074, respectively	49,369	46,955	145,734	138,390
Allowance for funds used during construction — debt	(2,633)	(853)	(5,328)	(2,399)
Total interest charges and financing costs	46,736	46,102	140,406	135,991

Income before income taxes	274,342	224,082	570,744	489,992
Income taxes	81,899	83,364	189,609	181,626
Net income	$192,443	$140,718	$381,135	$308,366

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2012	2011	2012	2011

Net income	$192,443	$140,718	$381,135	$308,366

Other comprehensive loss

Derivative instruments:
Net fair value decrease, net of tax of $(2,197), $(8,839),
$(5,710) and $(8,788), respectively	(3,574)	(14,428)	(9,311)	(14,346)
Reclassification of gains to net income, net of tax of
$(186), $(233), $(646) and $(691), respectively	(304)	(381)	(1,055)	(1,127)
	(3,878)	(14,809)	(10,366)	(15,473)

Other comprehensive loss	(3,878)	(14,809)	(10,366)	(15,473)
Comprehensive income	$188,565	$125,909	$370,769	$292,893

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2012	2011
Operating activities
Net income	$381,135	$308,366
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	253,764	249,396
Demand side management program amortization	4,042	6,484
Deferred income taxes	179,254	183,918
Amortization of investment tax credits	(1,955)	(2,002)
Allowance for equity funds used during construction	(10,961)	(5,373)
Net realized and unrealized hedging and derivative transactions	(39,241)	16,789
Changes in operating assets and liabilities:
Accounts receivable	50,612	12,232
Accrued unbilled revenues	110,880	77,382
Inventories	11,553	(38,563)
Prepayments and other	(33,967)	28,297
Accounts payable	(83,400)	(38,903)
Net regulatory assets and liabilities	(66,007)	14,038
Other current liabilities	(8,444)	2,508
Pension and other employee benefit obligations	(59,154)	(60,047)
Change in other noncurrent assets	(8,730)	3,467
Change in other noncurrent liabilities	(505)	(13,108)
Net cash provided by operating activities	678,876	744,881

Investing activities
Utility capital/construction expenditures	(610,309)	(475,444)
Allowance for equity funds used during construction	10,961	5,373
Investments in utility money pool arrangement	(820,000)	(268,300)
Repayments from utility money pool arrangement	752,000	199,300
Net cash used in investing activities	(667,348)	(539,071)

Financing activities
Repayments of short-term borrowings, net	-	(269,400)
Borrowings under utility money pool arrangement	36,000	203,800
Repayments under utility money pool arrangement	(36,000)	(203,800)
Proceeds from issuance of long-term debt	791,007	246,602
Capital contributions from parent	28,122	76,221
Dividends paid to parent	(200,501)	(202,636)
Net cash provided by (used in) financing activities	618,628	(149,213)

Net change in cash and cash equivalents	630,156	56,597
Cash and cash equivalents at beginning of period	3,763	32,912
Cash and cash equivalents at end of period	$633,919	$89,509

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(133,667)	$(125,727)
Cash (paid) received for income taxes, net	(51,240)	30,575
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$79,597	$102,078

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2012	Dec. 31, 2011
Assets
Current assets
Cash and cash equivalents	$633,919	$3,763
Accounts receivable, net	265,144	317,039
Accounts receivable from affiliates	13,346	12,063
Investments in utility money pool arrangement	120,000	52,000
Accrued unbilled revenues	193,664	304,544
Inventories	242,444	253,997
Regulatory assets	156,906	196,311
Deferred income taxes	41,443	33,349
Derivative instruments	6,403	4,930
Prepayments and other	53,471	19,504
Total current assets	1,726,740	1,197,500

Property, plant and equipment, net	9,844,906	9,475,571

Other assets
Regulatory assets	793,037	809,011
Derivative instruments	11,957	15,357
Other	49,561	36,066
Total other assets	854,555	860,434
Total assets	$12,426,201	$11,533,505

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$856,122	$605,633
Accounts payable	321,702	362,580
Accounts payable to affiliates	26,352	48,371
Regulatory liabilities	26,378	68,809
Taxes accrued	100,348	116,376
Accrued interest	56,066	53,749
Dividends payable to parent	66,470	66,926
Derivative instruments	8,408	85,518
Other	75,782	75,671
Total current liabilities	1,537,628	1,483,633

Deferred credits and other liabilities
Deferred income taxes	1,963,501	1,775,448
Deferred investment tax credits	42,770	44,725
Regulatory liabilities	414,801	444,442
Asset retirement obligations	44,001	42,207
Derivative instruments	32,443	38,325
Customer advances	230,029	226,097
Pension and employee benefit obligations	163,396	222,707
Other	68,444	69,561
Total deferred credits and other liabilities	2,959,385	2,863,512

Commitments and contingencies
Capitalization
Long-term debt	3,424,623	2,880,642
Common stock – 100 shares authorized at $0.01 par value; 100 shares
outstanding at Sept. 30, 2012 and Dec. 31, 2011	-	-
Additional paid in capital	3,344,508	3,316,386
Retained earnings	1,182,800	1,001,709
Accumulated other comprehensive loss	(22,743)	(12,377)
Total common stockholder's equity	4,504,565	4,305,718
Total liabilities and equity	$12,426,201	$11,533,505

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of Sept. 30, 2012 and Dec. 31, 2011; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2012 and 2011; and its cash flows for the nine months ended Sept. 30, 2012 and 2011.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2012 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2011 balance sheet information has been derived from the audited 2011 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2011.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2011, filed with the SEC on Feb. 27, 2012.  Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Accounts receivable, net
Accounts receivable	$287,169	$341,737
Less allowance for bad debts	(22,025)	(24,698)
	$265,144	$317,039

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Inventories
Materials and supplies	$53,851	$53,318
Fuel	96,647	94,874
Natural gas	91,946	105,805
	$242,444	$253,997

(Thousands of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Property, plant and equipment, net
Electric plant	$9,741,933	$9,469,434
Natural gas plant	2,535,274	2,456,275
Common and other property	748,553	763,513
Plant to be retired (a)	105,573	151,184
Construction work in progress	490,561	242,095
Total property, plant and equipment	13,621,894	13,082,501
Less accumulated depreciation	(3,776,988)	(3,606,930)
	$9,844,906	$9,475,571

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

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in September 2013.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of Sept. 30, 2012, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2006.  As of Sept. 30, 2012, there were no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2012	Dec. 31, 2011
Unrecognized tax benefit — Permanent tax positions	$1.4	$0.5
Unrecognized tax benefit — Temporary tax positions	8.8	10.9
Total unrecognized tax benefit	$10.2	$11.4

The unrecognized tax benefit balance was reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2012	Dec. 31, 2011
NOL and tax credit carryforwards	$(6.1)	$(3.7)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  At this time, due to the uncertain nature of the audit process, an overall range of possible change cannot be reasonably estimated.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at Sept. 30, 2012 and Dec. 31, 2011 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2012 or Dec. 31, 2011.

Impact of the Patient Protection and Affordable Care Act — In March 2010, the Patient Protection and Affordable Care Act was signed into law.  The law includes provisions to generate tax revenue to help offset the cost of the new legislation.  One of these provisions reduces the deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage, beginning in 2013.

In the third quarter of 2012, PSCo implemented a tax strategy related to the allocation of funding of PSCo’s retiree prescription drug plan.  This strategy restored a portion of the tax benefit associated with federal subsidies for prescription drug plans that had been accrued since 2004 and was expensed in 2010.  As a result, PSCo recognized approximately $17 million of income tax benefit.

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

In April 2012, the CPUC approved a comprehensive multi-year settlement agreement, which covers 2012 through 2014.  Key terms of the agreement include the following:

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

•
PSCo agreed that it will not file for an electric rate increase that would take effect prior to Jan. 1, 2015, provided that net revenue requirements increase or decrease in excess of $10 million caused by changes in tax law, government mandates, or natural disasters may be deferred or recovered through a modified rate adjustment.  In the event normalized base revenues in either 2012 or 2013 are 2.0 percent below 2011 actual levels adjusted to reflect the rate increases allowed for 2012 and 2013, PSCo has the right to an additional rate adjustment in the next year for 50 percent of the shortfall.  The parties acknowledged that PSCo may file an electric rate increase as early as May 1, 2014, so long as no rate increase takes effect on either an interim or permanent basis prior to Jan. 1, 2015.

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

In March 2012, the CPUC approved an annual margin sharing on the first $20 million of margins on hybrid REC trades of 80 percent to the customers and 20 percent to PSCo.  Margins in excess of the $20 million are to be shared 90 percent to the customers and 10 percent to PSCo.  The CPUC authorized PSCo to return to customers unspent carbon offset funds by crediting the RESA regulatory asset balance.  In March 2012, PSCo credited approximately $28.7 million against the RESA regulatory asset balance.  PSCo has continued to credit the customer share of REC margins to the RESA regulatory asset balance each month.  As of Sept. 30, 2012, PSCo has credited $41.2 million.

This sharing mechanism will be effective through 2014 to provide the CPUC an opportunity to review the framework and to review evidence regarding actual deliveries in relatively more complex markets such as California.

Pending and Recently Concluded Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Transmission Formula Rate Cases — In April 2012, PSCo filed with the FERC to revise the wholesale transmission formula rates from a historic test year formula rate to a forecast transmission formula rate and to establish formula ancillary services rates.  PSCo proposed that the formula rates be updated annually to reflect changes in costs, subject to a true-up.  The request would increase PSCo’s wholesale transmission and ancillary services revenue by approximately $2.0 million annually.  Various transmission customers taking service under the tariff protested the filing.  In June 2012, the FERC issued an order accepting the proposed transmission and ancillary services formula rates, suspending the increase to Nov. 17, 2012, subject to refund, and setting the case for settlement judge or hearing procedures.  PSCo has been engaged in discovery and initial settlement discussions with the intervenors and the FERC Staff.

Separately, several wholesale customers filed a complaint with the FERC in June 2012 seeking to have the transmission formula rate ROE reduced from 10.25 to 9.15 percent effective July 1, 2012.  If implemented, the ROE reduction would reduce PSCo transmission and ancillary rate revenues by approximately $1.8 million annually.  On Oct. 5, 2012, the FERC issued an order accepting the complaint, consolidating the complaint with the April 2012 formula rate change filing, establishing a refund effective date of July 1, 2012, and setting the complaint for settlement judge and hearing procedures.  The settlement discussions are now expected to seek to resolve both dockets.  If PSCo, the FERC and intervenors do not reach settlement, the dockets would proceed to a contested hearing.

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

Purchased Power Agreements

Under certain purchased power agreements, PSCo purchases power from independent power producing entities for which PSCo is required to reimburse natural gas fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases.  These specific purchased power agreements create a variable interest in the associated independent power producing entity.

PSCo had approximately 1,433 megawatts (MW) and 1,882 MW of capacity under long-term purchased power agreements as of Sept. 30, 2012 and Dec. 31, 2011, respectively, with entities that have been determined to be variable interest entities.  PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2028.

Indemnifications

In connection with the acquisition of 900 MW of natural gas-fired generation from subsidiaries of Calpine Development Holdings Inc. in 2010, PSCo agreed to indemnify the seller for losses arising out of a breach of certain representations and warranties.  The aggregate liability for PSCo pursuant to these indemnities is not subject to a capped dollar amount.  The indemnification obligation expires in December 2012.  PSCo has not recorded a liability related to this indemnity, and it had no assets held as collateral related to this agreement at Sept. 30, 2012 or Dec. 31, 2011.

Environmental Contingencies

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the U.S. Environmental Protection Agency (EPA) proposed a GHG NSPS for newly constructed power plants.  The proposal requires that carbon dioxide (CO2) emission rates be equal to those achieved by a natural gas combined-cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and that installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  Xcel Energy submitted comments on the proposed GHG NSPS in June 2012.  It is not possible to evaluate the impact of this regulation until its final requirements are known.

The EPA also plans to propose GHG regulations applicable to emissions from existing power plants under the Clean Air Act (CAA).  It is not known when the EPA will propose new standards for existing sources.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective April 2012.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date.  PSCo expects to comply with the EGU MATS rule through emission control projects associated with the CACJA.  PSCo believes these costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

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

In 2006, the Colorado Air Quality Control Commission (CAQCC) promulgated BART regulations requiring certain major stationary sources to evaluate, install, operate and maintain BART to make reasonable progress toward meeting the national visibility goal.  In January 2011, the CAQCC approved a revised regional haze BART state implementation plan (SIP) incorporating the Colorado CACJA emission reduction plan, which will satisfy regional haze requirements.  The Colorado legislature enacted a statute approving the SIP, which was signed into law in 2011.  Subsequently, the Colorado Mining Association (CMA) challenged the SIP in a Colorado District Court.  In June 2012, the CMA’s appeal was dismissed due to the legislative approval given to the SIP after the CAQCC approval.  The CMA appealed this decision to the Colorado Court of Appeals in August 2012.

In September 2012, the EPA granted final approval of the Colorado SIP, including the CACJA emission reduction plan for PSCo, as satisfying BART requirements.  The emission controls are expected to be installed between 2014 and 2017.  Projected costs for emission controls at the Hayden and Pawnee plants are $334.2 million.  PSCo expects the cost of any required capital investment will be recoverable from customers through the CACJA emission reduction plan recovery mechanisms or other regulatory mechanisms.

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

Legal Contingencies

PSCo is involved in various litigation matters that are being defended and handled in the ordinary course of business.  The assessment of whether a loss is probable or a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events.  Management maintains accruals for such losses that are probable of being incurred and subject to reasonable estimation.  Management is sometimes unable to estimate an amount or range of a reasonably possible loss, in certain situations, including but not limited to where (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories.  In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.  For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on PSCo’s financial statements.

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of PSCo, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012 the Ninth Circuit affirmed the U.S. District Court’s dismissal.  On Oct.14, 2012, plaintiffs filed a petition for rehearing en banc.  It is uncertain when the Ninth Circuit will respond to this petition.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc. and PSCo.  The amount of damages claimed by plaintiffs is unknown.  The defendants, including Xcel Energy Inc., believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

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

In an order issued in August 2007, the U.S. Court of Appeals for the Ninth Circuit remanded the proceeding back to the FERC and indicated that the FERC should consider other rulings addressing overcharges in the California organized markets.  The U.S. Court of Appeals denied a petition for rehearing in April 2009, and the mandate was issued.

The FERC has issued an order on remand establishing principles for the review proceeding in October 2011.  In September 2012, the City of Seattle filed its direct case against PSCo and other Pacific Northwest sellers and has expanded the period for which it seeks refunds to May 2000 through June 2001, during which PSCo had sales to the City of Seattle of approximately $50 million.  The City of Seattle did not identify specific instances of unlawful market activity by PSCo, but rather based its claim for refunds on market dysfunction in the Western markets.  Preliminary calculations of the City of Seattle’s claim for refunds from PSCo are approximately $28 million not including interest.  PSCo has concluded that a loss is reasonably possible with respect to this matter; however, given the surrounding uncertainties, PSCo is currently unable to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  In making this assessment, PSCo considered two factors:  PSCo’s view that the City of Seattle has failed to apply the standard that the FERC has established in this proceeding, and the recognition that this case raises a novel issue and that the FERC’s standard will likely be challenged on appeal to the U.S. Court of Appeals for the Ninth Circuit.  PSCo would expect to make equitable arguments against refunds even if the City of Seattle were to establish that it was overcharged for transactions.  In addition, if a loss were sustained, PSCo would attempt to recover those losses from other potentially responsible parties.  No accrual has been recorded for this matter.

7.	Borrowings and Other Financing Instruments

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following table presents commercial paper outstanding for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$700	$700
Amount outstanding at period end	-	-
Average amount outstanding	6	73
Maximum amount outstanding	46	304
Weighted average interest rate, computed on a daily basis	0.30%	0.37%
Weighted average interest rate at period end	N/A	N/A

Letters of Credit — PSCo uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2012 and Dec. 31, 2011, there were $3.9 million and $4.9 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

Credit Facility — In order to use its commercial paper program to fulfill short-term funding needs, PSCo must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit facility.  The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

At Sept. 30, 2012, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$700.0	$3.9	$696.1

(a)	Includes outstanding commercial paper and letters of credit.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2012	Twelve Months Ended Dec. 31, 2011
Borrowing limit	$250	$250
Amount outstanding at period end	-	-
Average amount outstanding	1	3
Maximum amount outstanding	8	53
Weighted average interest rate, computed on a daily basis	0.32%	0.35%
Weighted average interest rate at period end	N/A	N/A

Long-Term Borrowings

In September 2012, PSCo issued $300 million of 2.25 percent first mortgage bonds due Sept. 15, 2022, as well as $500 million of 3.60 percent first mortgage bonds due Sept. 15, 2042.  PSCo used a portion of the net proceeds from the first mortgage bonds to redeem $600 million of 7.875 percent first mortgage bonds maturing on Oct. 1, 2012, and intends to redeem $48.75 million of 5.10 percent bonds due Jan. 1, 2019, for which a notice of full optional redemption was issued to bondholders on Oct. 1, 2012.

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

PSCo continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivatives prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well as an assessment of the impact of PSCo’s own credit risk when determining the fair value of derivative liabilities, the impact of considering credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

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

At Sept. 30, 2012, accumulated other comprehensive losses related to interest rate derivatives included $0.5 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings.

In conjunction with the PSCo debt issuance in September 2012, PSCo settled interest rate hedging instruments with a notional amount of $250 million during the three months ended Sept. 30, 2012 with cash payments of $44.7 million.  These losses are classified as a component of accumulated other comprehensive loss on the consolidated balance sheet, net of tax, and will be reclassified to earnings over the term of the hedged interest payments.  See Note 7 for further discussion of long-term borrowings.

Wholesale and Commodity Trading Risk — PSCo conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments.  PSCo’s risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

Commodity Derivatives — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale, and vehicle fuel.

At Sept. 30, 2012, PSCo had various vehicle fuel related contracts designated as cash flow hedges extending through December 2016.  PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2012 and 2011.

At Sept. 30, 2012, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of any amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at Sept. 30, 2012 and Dec. 31, 2011:

(Amounts in Thousands) (a)(b)	Sept. 30, 2012	Dec. 31, 2011
Megawatt hours (MWh) of electricity	973	1,299
MMBtu of natural gas	6,932	32,053
Gallons of vehicle fuel	329	270

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the consolidated statement of comprehensive income, is detailed in the following table:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2012	2011
Accumulated other comprehensive (loss) income related to cash flow hedges at July 1	$(18,865)	$6,793
After-tax net unrealized losses related to derivatives accounted for as hedges	(3,574)	(14,428)
After-tax net realized gains on derivative transactions reclassified into earnings	(304)	(381)
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(22,743)	$(8,016)

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2012	2011
Accumulated other comprehensive (loss) income related to cash flow hedges at Jan. 1	$(12,377)	$7,457
After-tax net unrealized losses related to derivatives accounted for as hedges	(9,311)	(14,346)
After-tax net realized gains on derivative transactions reclassified into earnings	(1,055)	(1,127)
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(22,743)	$(8,016)

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2012 and 2011, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended Sept. 30, 2012
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in		into Income During the Period from
	Accumulated		Accumulated			Pre-Tax Gains
	Other	Regulatory	Other		Regulatory	Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and	During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		(Liabilities)	in Income
Derivatives designated as cash flow hedges
Interest rate	$(5,836)	$-	$(470)	(a)	$-	$-
Vehicle fuel and other commodity	65	-	(20)	(e)	-	-
Total	$(5,771)	$-	$(490)		$-	$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-	$1	(b)
Natural gas commodity	-	1,109	-		-	-
Total	$-	$1,109	$-		$-	$1

	Nine Months Ended Sept. 30, 2012
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in:		into Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		(Losses) Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Loss	Liabilities	Loss		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$(15,082)	$-	$(1,635)	(a)	$-		$-
Vehicle fuel and other commodity	61	-	(66)	(e)	-		-
Total	$(15,021)	$-	$(1,701)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$2	(b)
Natural gas commodity	-	(5,837)	-		61,858	(d)	(109)	(c)
Total	$-	$(5,837)	$-		$61,858		$(107)

	Three Months Ended Sept. 30, 2011
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in:		into Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Losses
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income	Liabilities	Income		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$(23,178)	$-	$(589)	(a)	$-		$-
Vehicle fuel and other commodity	(89)	-	(25)	(e)	-		-
Total	$(23,267)	$-	$(614)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$(12)	(b)
Natural gas commodity	-	(31,802)	-		308	(d)	(126)	(c)
Total	$-	$(31,802)	$-		$308		$(138)

	Nine Months Ended Sept. 30, 2011
	Fair Value Gains (Losses)		Pre-Tax (Gains) Losses Reclassified
	Recognized During the Period in:		into Income During the Period from:
	Accumulated		Accumulated				Pre-Tax Gains
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income	Liabilities	Income		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$(23,178)	$-	$(1,748)	(a)	$-		$-
Vehicle fuel and other commodity	44	-	(70)	(e)	-		-
Total	$(23,134)	$-	$(1,818)		$-		$-

Other derivative instruments
Trading commodity	$-	$-	$-		$-		$83	(b)
Natural gas commodity	-	(44,948)	-		45,527	(d)	(126)	(c)
Total	$-	$(44,948)	$-		$45,527		$(43)

(a)	Amounts are recorded to interest charges.
(b)
Amounts are recorded to electric operating revenues.  Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.

(c)	Amounts are recorded to electric fuel and purchased power.
(d)
Amounts for the nine months ended Sept. 30, 2012 and 2011 include $5.0 million and $9.9 million of settlement losses, respectively, on derivatives utilized to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate.  The remaining settlement losses for the nine months ended Sept. 30, 2012 and 2011, and all settlement losses for the three months ended Sept. 30, 2012 and 2011, relate to natural gas operations and are recorded to cost of natural gas sold and transported.  These losses are subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate.

(e)	Amounts are recorded to operating and maintenance (O&M) expenses.

PSCo had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2012 and Sept. 30, 2011.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions of the derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale (NPNS) contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings.  If the credit ratings of PSCo were downgraded below investment grade, derivative instruments reflected in a $5.4 million and $6.9 million gross liability position on the consolidated balance sheets at Sept. 30, 2012 and Dec. 31, 2011, respectively, would have required PSCo to post collateral or settle outstanding contracts, including NPNS contracts, which would have resulted in payments of $5.4 million and $9.2 million at Sept. 30. 2012 and Dec. 31, 2011, respectively, inclusive of the impacts of offsetting asset positions with the applicable counterparties.  At Sept. 30 2012 and Dec. 31, 2011, there was no collateral posted on these specific contracts.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Sept. 30, 2012 and Dec. 31, 2011.

Recurring Fair Value Measurements — The following table presents for each of the hierarchy levels, PSCo’s assets and liabilities that are measured at fair value on a recurring basis at Sept. 30, 2012:

	Sept. 30, 2012
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$60	$-	$60	$-	$60
Other derivative instruments:
Trading commodity	-	5,899	-	5,899	(3,150)	2,749
Natural gas commodity	-	1,878	-	1,878	-	1,878
Total current derivative assets	$-	$7,837	$-	$7,837	$(3,150)	4,687
Purchased power agreements (a)						1,716
Current derivative instruments						$6,403
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$62	$-	$62	$-	$62
Other derivative instruments:
Trading commodity	-	4,710	-	4,710	(1,852)	2,858
Total noncurrent derivative assets	$-	$4,772	$-	$4,772	$(1,852)	2,920
Purchased power agreements (a)						9,037
Noncurrent derivative instruments						$11,957
Current derivative liabilities
Derivatives designated as cash flow hedges:
Other derivative instruments:
Trading commodity	$-	$5,425	$-	$5,425	$(2,445)	$2,980
Total current derivative liabilities	$-	$5,425	$-	$5,425	$(2,445)	2,980
Purchased power agreements (a)						5,428
Current derivative instruments						$8,408
Noncurrent derivative liabilities
Other derivative instruments:
Trading commodity	$-	$4,237	$-	$4,237	$(1,852)	$2,385
Total noncurrent derivative liabilities	$-	$4,237	$-	$4,237	$(1,852)	2,385
Purchased power agreements (a)						30,058
Noncurrent derivative instruments						$32,443

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

PSCo recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for the three and nine months ended Sept. 30, 2012 and 2011.

Fair Value of Long-Term Debt

As of Sept. 30, 2012 and Dec. 31, 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2012		Dec. 31, 2011
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$4,280,745	$4,825,506	$3,486,275	$4,020,083

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Sept. 30, 2012 and Dec. 31, 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

9.	Other Income, net

Other income (expense), net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2012	2011	2012	2011
Interest income	$909	$906	$2,709	$3,599
Other nonoperating income	441	619	1,807	1,972
Insurance policy (expense) income	(350)	283	(934)	142
Other nonoperating expense	-	(2)	-	(9)
Other income, net	$1,000	$1,806	$3,582	$5,704

10.	Segment Information

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended Sept. 30, 2012
Operating revenues from external customers	$870,975	$113,230	$8,082	$-	$992,287
Intersegment revenues	63	(19)	-	(44)	-
Total revenues	$871,038	$113,211	$8,082	$(44)	$992,287
Net income	$181,743	$6,366	$4,334	$-	$192,443

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended Sept. 30, 2011
Operating revenues from external customers	$933,490	$122,672	$7,772	$-	$1,063,934
Intersegment revenues	53	(18)	-	(35)	-
Total revenues	$933,543	$122,654	$7,772	$(35)	$1,063,934
Net income (loss)	$143,702	$(4,219)	$1,235	$-	$140,718

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Nine Months Ended Sept. 30, 2012
Operating revenues from external customers	$2,267,905	$643,632	$26,303	$-	$2,937,840
Intersegment revenues	198	55	-	(253)	-
Total revenues	$2,268,103	$643,687	$26,303	$(253)	$2,937,840
Net income	$331,883	$40,205	$9,047	$-	$381,135

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Nine Months Ended Sept. 30, 2011
Operating revenues from external customers	$2,387,434	$725,593	$28,454	$-	$3,141,481
Intersegment revenues	237	201	-	(438)	-
Total revenues	$2,387,671	$725,794	$28,454	$(438)	$3,141,481
Net income	$276,218	$27,320	$4,828	$-	$308,366

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2012	2011	2012	2011
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5,679	$4,432	$706	$906
Interest cost	12,776	13,059	6,131	7,097
Expected return on plan assets	(16,326)	(16,988)	(6,264)	(6,990)
Amortization of transition obligation	-	-	2,751	2,751
Amortization of prior service cost (credit)	57	56	(1,288)	(728)
Amortization of net loss	8,552	7,032	2,734	2,236
Net periodic benefit cost	10,738	7,591	4,770	5,272
Additional cost recognized due to the effects of regulation	-	-	972	972
Net benefit cost recognized for financial reporting	$10,738	$7,591	$5,742	$6,244

	Nine Months Ended Sept. 30
	2012	2011	2012	2011
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$17,039	$13,295	$2,119	$2,719
Interest cost	38,329	39,176	18,395	21,293
Expected return on plan assets	(48,977)	(50,961)	(18,792)	(20,971)
Amortization of transition obligation	-	-	8,253	8,253
Amortization of prior service cost (credit)	171	167	(3,863)	(2,185)
Amortization of net loss	25,652	21,095	8,198	6,707
Net periodic benefit cost	32,214	22,772	14,310	15,816
Additional cost recognized due to the effects of regulation	-	-	2,918	2,918
Net benefit cost recognized for financial reporting	$32,214	$22,772	$17,228	$18,734

In January 2012, contributions of $190.5 million were made across four of Xcel Energy’s pension plans, of which $41.0 million was attributable to PSCo.  Xcel Energy does not expect additional pension contributions during 2012.

In June 2012, to manage volatility in equity pricing within the pension master trust, Xcel Energy entered into equity collar contracts with a net-zero cost at initiation on a portion of the equity securities.  The equity collar strategy is designed to reduce potential equity losses while limiting gains, resulting in lower equity volatility for the pension plans.  At Sept. 30, 2012, the mark-to-market value of these arrangements was not material to the value of the pension trust assets or PSCo’s results of operations, cash flows, or financial position.  These arrangements will expire in December 2012.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of slow down in the U.S. economy or delay in growth recovery; actions of credit rating agencies; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2011, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2012.

Results of Operations

PSCo’s net income was approximately $381.1 million for the nine months ended Sept. 30, 2012, compared with approximately $308.4 million for the same period in 2011.  The increase is primarily due to an electric rate increase, effective in May 2012, lower O&M expenses and the impact of warmer summer weather.  The increase was partially offset by decreased wholesale revenue due to the expiration of a long-term wholesale power sales agreement with Black Hills Corp.

Electric Revenues and Margin

Electric revenues, fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2012	2011
Electric revenues	$2,268	$2,387
Electric fuel and purchased power	(921)	(1,089)
Electric margin	$1,347	$1,298

The following tables summarize the components of the changes in electric revenues and margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Fuel and purchased power cost recovery	$(151)
Firm wholesale (a)	(32)
Trading, including renewable energy credit sales	(16)
Retail rate increase	43
Estimated impact of weather	19
DSM incentive	13
DSM revenue	5
Total decrease in electric revenues	$(119)

(a)	Decrease is primarily due to the expiration of a long-term wholesale power sales agreement with Black Hills Corp. effective Jan. 1, 2012.

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Retail rate increase	$43
Estimated impact of weather	19
DSM incentive	13
DSM revenue	5
Firm wholesale (a)	(28)
Trading, including renewable energy credit sales	(5)
Other, net	2
Total increase in electric margin	$49

(a)	Decrease is primarily due to the expiration of a long-term wholesale power sales agreement with Black Hills Corp. effective Jan. 1, 2012.

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2012	2011
Natural gas revenues	$644	$726
Cost of natural gas sold and transported	(339)	(450)
Natural gas margin	$305	$276

The following tables summarize the components of the changes in natural gas revenues and margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2012 vs. 2011
Purchased natural gas adjustment clause recovery	$(111)
Estimated impact of weather	(10)
Transport sales	(3)
DSM revenue	(1)
Pipeline system integrity adjustment rider, offset by expense	22
Retail rate increase	13
Return on gas in storage	6
DSM incentive	1
Other, net	1
Total decrease in natural gas revenues	$(82)

Natural Gas Margin

(Millions of Dollars)	2012 vs. 2011
Pipeline system integrity adjustment rider, offset by expense	$22
Retail rate increase	13
Return on gas in storage	6
DSM incentive	1
Estimated impact of weather	(10)
Transport sales	(3)
DSM revenue	(1)
Other, net	1
Total increase in natural gas margin	$29

Non-Fuel Operating Expense and Other Items

O&M Expenses — O&M expenses decreased by $11.0 million, or 2.0 percent, for the nine months ended Sept. 30, 2012, compared with the same period in 2011.  The following summarizes the changes in O&M expenses:

(Millions of Dollars)	2012 vs. 2011
Lower plant generation costs	(11)
Lower information technology costs	(5)
Lower consulting costs	(4)
Lower labor costs	(4)
Lower bad debt	(3)
Lower lease costs	(1)
Higher employee benefit costs	13
Pipeline system integrity costs	10
Other, net (including management cost savings initiatives)	(6)
Total decrease in operating and maintenance expenses	$(11)

•	Lower plant generation costs are attributable to a higher level of scheduled overhaul work in 2011.
•	Lower information technology costs are driven by lower vendor costs.
•	Higher employee benefit costs are primarily due to higher pension expense and higher incentive costs.
•	Higher pipeline system integrity costs are related to verification and testing of natural gas pipeline integrity. These costs are recovered through a rider in Colorado.

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $4.3 million, or 1.7 percent, for the nine months ended Sept. 30, 2012, compared with the same period for 2011.  The increase is due to normal system expansion.

Demand Side Management (DSM) Program Expenses — DSM program expenses increased $4.6 million, or 5.2 percent, for the nine months ended Sept. 30, 2012, compared with the same period in 2011.  The higher expense is primarily attributable to an increase in the rates used to recover program expenses.  DSM program expenses are recovered concurrently through riders and base rates.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased by $8.5 million for the nine months ended Sept. 30, 2012, compared with the same period in 2011.  The increase is primarily due to the expansion of transmission facilities, additional construction related to the CACJA and normal system expansion.

Interest Charges — Interest charges increased by $7.3 million, or 5.3 percent, for the nine months ended Sept. 30, 2012, compared with the same period in 2011, primarily due to higher debt levels to fund investments in utility operations, partially offset by lower interest rates.

Income Taxes — Income tax expense increased $8.0 million for the first nine months of 2012, compared with the same period in 2011.  The increase in income tax expense was primarily due to higher pretax earnings in 2012, partially offset by a one time tax benefit related to the restoration of a portion of the tax benefit written off in 2010 associated with federal subsidies for prescription drug plans.  As a result, PSCO recognized a discrete tax benefit of approximately $17 million.  The effective tax rate was 33.2 percent for the first nine months of 2012, compared with 37.1 percent for the same period in 2011.  The lower effective tax rate for the first nine months of 2012 was primarily due to the one time adjustment referenced above.  Without this tax benefit, the effective tax rate for the first nine months of 2012 would have been 36.2 percent.

Factors Affecting Results of Operations

Public Utility Regulation

Resource Plan — PSCo’s 2011 electric resource plan identified relatively low resource needs beginning in 2017, and proposed filling these needs with a competitive resource acquisition process.  The CPUC is expected to consider the resource plan in two phases.  In the first phase, the CPUC is expected to review planning assumptions, competitive bidding structure, and determine if PSCo should acquire generation technology.  The first phase is expected to be completed by the end of 2012 or early 2013.  In the second phase, PSCo expects to conduct the competitive acquisition process, which is expected to be submitted to the CPUC for approval in 2013.

In July 2012, PSCo filed two separate applications which, if approved, would update the existing resources considered in its resource plan.  The first is an application to purchase Brush Power, LLC and all of its assets including Brush generating Units 1, 3 and 4 for a total purchase price of approximately $75 million.  Located in Brush, Colo., the generating units have a total capacity of 237 MW, including Brush Unit 1, a 60 MW combined-cycle unit; Brush Unit 3, a 30 MW simple-cycle unit; and Brush Unit 4, a 147 MW combined-cycle unit.  The purchase is subject to various regulatory approvals including that of the CPUC and the FERC.  In September 2012 this application was approved by the FERC.  The Brush units currently provide energy and capacity to PSCo under purchased power agreements that are set to expire in 2017 for Brush Unit 1 and Brush Unit 3, and 2022 for Brush Unit 4.  The transaction, if approved, is expected to result in savings to wholesale and retail customers.

The second application seeks approval to retire Arapahoe Unit 4, a 109 MW coal-fired company-owned generating station at the end of 2013.  This would be an alternative to permanently fuel switching Arapahoe Unit 4 to natural gas and instead replacing the capacity and associated energy with a natural gas purchased power agreement with an existing generator.  The CPUC combined all three applications and will hold hearings in late October and early November.  A decision on all of these applications is expected in January 2013.

Renewable Energy Standard (RES) Compliance Plan — Colorado law mandates that at least 30 percent of PSCo’s energy sales be supplied by renewable energy by 2020 and includes a distributed generation standard.  PSCo has filed its 2012 and 2013 RES compliance plan.  PSCo proposed to acquire up to 30 MW of customer-sited solar projects each year and up to 6 MW of community scale solar projects.  In March 2012, the ALJ issued a recommended decision largely approving PSCo’s proposed levels of acquisition which was affirmed by the CPUC in June 2012.  PSCo has sought reconsideration of the order regarding the limit on the amounts that can be advanced to the RESA each year to cover the incremental costs of renewable energy.  The CPUC agreed with PSCo that the limitation is a soft cap.  PSCo expects to have expenditures well below the soft cap this year due to REC trading margins significantly offsetting expenses.  The CPUC also approved moving solely to a pay-for-performance basis under the Solar*Rewards distributed solar generation program, which PSCo implemented in June 2012.  The CPUC approved PSCo’s proposal to implement a solar gardens program called Solar*Rewards Community, which will allow customers who either cannot or who prefer not to install solar generation on their property to join together to build a common solar facility and receive a credit on their electric bill.

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

In September 2012, the EPA formally approved the Colorado SIP for regional haze, including the changes at the PSCo plants.

PSCo’s plan as of Sept. 30, 2012 is as follows:

•
Cherokee Units 2 and 1 were shut down in 2011 and 2012, respectively, and Cherokee Unit 3 (365 MW in total) is expected to be shut down by the end of 2016, after a new natural gas combined-cycle unit is built at Cherokee Station (569 MW);

•	Cherokee Unit 2 was converted to a synchronous condenser to support the transmission system in 2012;
•	Fuel-switch Cherokee Unit 4 (352 MW) to natural gas by 2017;
•	Shutdown Arapahoe Unit 3 (45 MW) and Unit 4 (111 MW) in 2013;
•	Shutdown Valmont Unit 5 (186 MW) in 2017;
•	Install selective catalytic reduction (SCR) for controlling NOx and a scrubber for controlling SO2 on Pawnee Generating Station in 2014; and
•	Install SCRs on Hayden Unit 1 in 2015 and Hayden Unit 2 in 2016.

PSCo has received certificates of public convenience and necessity (CPCN) for the conversion of Cherokee Unit 2 to a synchronous condenser, for the decommissioning of Cherokee Unit 1 and Unit 2, for the Pawnee emissions controls, for the SCRs on the Hayden units and for the new natural gas combined-cycle unit at Cherokee Station.

PSCo retired Cherokee Units 1 and 2, and is in the process of decommissioning these plants.  Separately, in July 2012, PSCo sought approval to modify the original plan to retire Arapahoe Units 3 and 4.  Subsequent transmission studies have determined that the synchronous condenser on Arapahoe Unit 3 is not needed for transmission system reliability given other upgrades to the system.  PSCo recently filed a settlement related to Arapahoe Unit 3 with the CPUC and is awaiting approval.  PSCo has also found that a purchased power agreement with an existing generator is more cost effective than operating Arapahoe Unit 4 on natural gas.  Decisions on both applications are expected in the first quarter of 2013.

SmartGridCity™ (SGC) Cost Recovery — PSCo requested recovery of the revenue requirements associated with $45 million of capital and $4 million of annual O&M costs incurred to develop and operate SGC as part of its 2010 electric rate case.  In February 2011, the CPUC allowed recovery of approximately $28 million of the capital cost and all of the O&M costs.

In December 2011, PSCo requested CPUC approval for the recovery of the remaining capital investment in SGC and also provided the additional information requested.  In June 2012, the City of Boulder and the Colorado Office of Consumer Counsel filed testimony and recommended the CPUC deny PSCo’s request for recovery of the remaining portion of the SGC investment.  The ALJ is expected to recommend a decision in the fourth quarter of 2012.  Parties will have an opportunity to appeal the ALJ’s recommended decision by filing exceptions.  The CPUC will consider the recommendation from the ALJ as well as the positions of the parties before they render a decision.  If no party seeks exceptions, the ALJ’s decision will become final.

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

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Orders 1000, 1000-A, and 1000-B adopting new requirements for transmission planning, cost allocation, and development.  PSCo may be impacted by the provisions of Order 1000 that impact an incumbent’s right to build transmission because Colorado does not have legislation protecting the rights of utilities to develop transmission projects in their service areas.  PSCo submitted its compliance filing in October 2012, proposing to comply through participation in WestConnect, a consortium of utilities in the Western Interconnection.  The filing is pending FERC action.

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
4.01*
Supplemental Indenture dated as of Sept. 1, 2012 between PSCo and U.S. Bank National Association, as successor Trustee, creating $300 million principal amount of 2.25 percent First Mortgage Bonds, Series No. 23 due 2022 and $500 million principal amount of 3.60 percent First Mortgage Bonds, Series No. 24 due 2042 (Exhibit 4.01 to Form 8-K dated Sept. 11, 2012 (file no. 001-03280)).

10.01*
Amended and Restated Credit Agreement, dated as of July 27, 2012 among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A., and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association, as Documentation Agent (Incorporated by reference to Exhibit 99.03 to Xcel Energy Inc.’s Form 8-K, dated July 27, 2012 (file no. 001-03034)).

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
Oct. 29, 2012
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director