Form 10-K
period 2012-12-31
PUBLIC SERVICE CO OF COLORADO
filed 2013-02-25
CIK 81018

Under

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

As of Feb. 25, 2013, 100 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.

DOCUMENTS INCORPORATED BY REFERENCE

Xcel Energy Inc.’s Definitive Proxy Statement for its 2013 Annual Meeting of Shareholders is incorporated by reference into Part III of this Form 10-K.

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

Index

PART I

Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NCE	New Century Energies, Inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
PSRI	P.S.R. Investments, Inc.
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development LLC
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOI	United States Department of the Interior
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
DSMCA	Demand side management cost adjustment
ECA	Retail electric commodity adjustment
GCA	Gas cost adjustment
PCCA	Purchased capacity cost adjustment
PSIA	Pipeline system integrity adjustment
QSP	Quality of service plan
RES	Renewable energy standard
RESA	Renewable energy standard adjustment
SCA	Steam cost adjustment
TCA	Transmission cost adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
BART	Best available retrofit technology
CAA	Clean Air Act
CACJA	Clean Air Clean Jobs Act
CO2	Carbon dioxide
COLI	Corporate owned life insurance
CPCN	Certificate of public convenience and necessity
CWIP	Construction work in progress
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles

Index

GHG	Greenhouse gas
IFRS	International Financial Reporting Standards
JOA	Joint operating agreement
MGP	Manufactured gas plant
MISO	Midwest Independent Transmission System Operator
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract.
NOL	Net operating loss
NOx	Nitrogen oxide
O&M	Operating and maintenance
OCI	Other comprehensive income
PBRP	Performance-based regulatory plan
PCB	Polychlorinated biphenyl
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
Provident	Provident Life & Accident Insurance Company
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
RPS	Renewable portfolio standards
RTO	Regional Transmission Organization
SCR	Selective catalytic reduction
SIP	State implementation plan
SO2	Sulfur dioxide
Standard & Poor’s	Standard & Poor’s Ratings Services

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours
GWh	Gigawatt hours

Index

COMPANY OVERVIEW

PSCo was incorporated in 1924 under the laws of Colorado.  PSCo is an operating utility engaged primarily in the generation, purchase, transmission, distribution and sale of electricity in Colorado.  The wholesale customers served by PSCo comprised approximately 13 percent of its total KWh sold in 2012.  PSCo also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.  PSCo provides electric utility service to approximately 1.4 million customers and natural gas utility service to approximately 1.3 million customers.  All of PSCo’s retail electric operating revenues were derived from operations in Colorado during 2012.  Although PSCo’s large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of PSCo’s large commercial and industrial electric sales include customers in the following industries:  fabricated metal products, as well as oil and gas extraction.  For small commercial and industrial customers, significant electric retail sales include customers in the following industries:  real estate and dining establishments.  Generally, PSCo’s earnings contribute approximately 45 percent to 55 percent of Xcel Energy’s consolidated net income.

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

PSCo corporate strategy focuses on three core objectives: obtain stakeholder alignment; invest in our regulated utility businesses; and earn a fair return on our utility investments.  PSCo files periodic rate cases and establishes formula rates or automatic rate adjustment mechanisms with state and federal regulators to earn a return on its investments and recover costs of operations.  Environmental leadership is a core priority for PSCo and is designed to meet customer and policy maker expectations for clean energy at a competitive price while creating shareholder value.

 ELECTRIC UTILITY OPERATIONS

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — PSCo is regulated by the CPUC with respect to its facilities, rates, accounts, services and issuance of securities.  PSCo is regulated by the FERC with respect to its wholesale electric operations, accounting practices, hydroelectric licensing, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with the NERC electric reliability standards and natural gas transactions in interstate commerce.

Fuel, Purchased Energy and Conservation Cost-Recovery Mechanisms — PSCo has several retail adjustment clauses that recover fuel, purchased energy and other resource costs:

•	ECA — The ECA recovers fuel and purchased power costs. Short-term sales margins are shared with retail customers through the ECA. The ECA is revised quarterly.
•	PCCA — The PCCA recovers purchased capacity payments.
•
SCA — The SCA recovers the difference between PSCo’s actual cost of fuel and the amount of these costs recovered under its base steam service rates.  The SCA rate is revised annually in January, as well as on an interim basis to coincide with changes in fuel costs.

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

PSCo recovers fuel and purchased energy costs from its wholesale electric customers through a fuel cost adjustment clause approved by the FERC.  PSCo’s wholesale customers have agreed to pay the full cost of certain renewable energy purchase and generation costs through a fuel clause and in exchange receive RECs associated with those resources.  The wholesale customers pay their jurisdictional allocation of production costs through a fully forecasted formula rate with true-up.

Index

PBRP and QSP Requirements — PSCo operates under an electric PBRP.  This regulatory plan provides for bill credits to customers if PSCo does not achieve certain performance targets relating to electric reliability and customer service through 2012.  PSCo regularly monitors and records, as necessary, an estimated customer refund obligation under the PBRP.  In April of each year following the measurement period, PSCo files its proposed rate adjustment under the PBRP.  The CPUC conducts proceedings to review and approve these rate adjustments annually.  In July 2012, PSCo filed an application with the CPUC to extend the terms of the current QSP through the end of 2015.  PSCo is in settlement discussions and expects resolution in the first quarter of 2013.

Capacity and Demand

Uninterrupted system peak demand for PSCo’s electric utility for each of the last three years and the forecast for 2013, assuming normal weather, is listed below.

System Peak Demand (in MW)
2010	2011	2012	2013 Forecast
6,436	6,896	6,689	6,428

The peak demand for PSCo’s system typically occurs in the summer.  The 2012 uninterrupted system peak demand for PSCo occurred on June 25, 2012, which was an extremely hot day.  The forecasted 2013 system peak is lower than the 2012 peak, primarily due to the assumption of normal weather.

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

PSCo Resource Plan — In July 2012, PSCo filed two separate applications to update its resource plan.  The first was an application to purchase Brush Power, LLC and all of its assets including Brush generating Units 1, 3 and 4 for a total purchase price of approximately $75 million.  The Brush units currently provide 237 MW of natural gas fueled capacity and energy to PSCo under PPAs that are set to expire in 2017 for Brush Unit 1 and Brush Unit 3, and 2022 for Brush Unit 4.

The second application sought approval to retire Arapahoe Unit 4, a 109 MW coal-fired company-owned generating station at the end of 2013.  This was presented as an alternative to permanently fuel switching Arapahoe Unit 4 to natural gas and instead replacing the capacity and associated energy with a natural gas PPA with an existing generator.

In September 2012, the FERC approved the acquisition of Brush Power, LLC.  In January 2013, the CPUC denied approval of the acquisition due to the risks associated with the transaction.  PSCo has the ability to terminate the transaction pursuant to the terms of the purchase agreement.  The CPUC also decided that it was best not to make the decision to retire Arapahoe Unit 4 in this first phase of the resource plan and instead determined that the decision is best made after the retirement can be compared to bids received in the second phase.

RES Compliance Plan — Colorado law mandates that at least 30 percent of PSCo’s energy sales are supplied by renewable energy by 2020 and includes a distributed generation standard.  The CPUC has approved PSCo’s 2012 and 2013 RES compliance plan to acquire up to 30 MW of customer-sited solar projects each year and up to 9 MW of community solar garden projects.  The CPUC also approved moving solely to a pay-for-performance basis under the Solar*Rewards distributed solar generation program, which PSCo implemented in June 2012.  Based on CPUC approval, PSCo implemented a solar gardens program called Solar*Rewards Community, which will allow customers who either cannot or who prefer not to install solar generation on their property to join together to own interests in a common solar facility and receive a credit related to their share of the solar garden’s electric production on their electric bill.  PSCo filled the 9 MW allotted for Solar*Rewards Community in 2012 and will seek to acquire an additional 9 MW in 2013.  See Renewable Energy Sources for further discussion.

Index

CACJA — The CACJA required PSCo to file a comprehensive plan to reduce annual emissions of NOx from the coal-fired generation identified in the plan by at least 70 to 80 percent or greater from 2008 levels by 2017.  The plan allows PSCo to propose emission controls, plant refueling or plant retirement of at least 900 MW of coal-fired generating units in Colorado by 2017.  The total investment associated with the adopted plan is approximately $1.0 billion through 2017.  In September 2012, the EPA formally approved the Colorado SIP, including the proposed changes at the PSCo plants.

PSCo’s plan as of Dec. 31, 2012 is as follows:

•
Cherokee Units 2 and 1 were shut down in 2011 and 2012, respectively, and Cherokee Unit 3 (365 MW in total) is expected to be shut down by the end of 2016, after a new natural gas combined-cycle unit is built at Cherokee Station (569 MW);

•	Cherokee Unit 2 was converted to a synchronous condenser to support the transmission system in 2012;
•
Fuel switch Cherokee Unit 4 (352 MW) to natural gas by 2017, unless a more cost-effective bid is provided to PSCo in response to the RFP to be issued in Phase 2 of the PSCo Resource Plan in early 2013. If a more cost-effective bid is obtained, then Cherokee Unit 4 would be retired at the end of 2017;

•	Shutdown Arapahoe Unit 3 (45 MW) at the end of 2013;
•
Fuel Switch Arapahoe Unit 4 (111 MW) at the end of 2013, unless a more cost-effective bid is provided to PSCo in response to the RFP to be issued in Phase 2 of the PSCo Resource Plan in early 2013. If a more cost effective bid is obtained, then Arapahoe Unit 4 would be retired at the end of 2013;

•	Shutdown Valmont Unit 5 (186 MW) in 2017;
•	Install SCR for controlling NOx and a scrubber for controlling SO2 on Pawnee Generating Station in 2014; and
•	Install SCRs on Hayden Unit 1 in 2015 and Hayden Unit 2 in 2016.

PSCo has received CPCNs for the following:

•	Conversion of Cherokee Unit 2 to a synchronous condenser;
•	Decommissioning of Cherokee Unit 1 and Unit 2;
•	Installing Pawnee emissions controls;
•	Installing SCRs on the Hayden units;
•	Shutdown Arapahoe 3 at the end of 2013; and
•	Constructing a new natural gas combined-cycle unit at Cherokee Station.

PSCo is in the process of decommissioning Cherokee Units 1 and 2.

Steam System Package Boilers and Regulatory Plan — In December 2012, PSCo filed for a CPCN to construct two packaged boilers for its steam utility.  The application also sought approval for PSCo’s regulatory plan affecting rates for natural gas and steam services effective after the boilers have been placed in service.  The proposed regulatory plan would combine the gas and steam revenue requirements for purposes of setting rates for retail gas and steam customers beginning January 2016. PSCo estimates that the impact of its proposed regulatory plan will be a reduction in the revenue requirement for steam of approximately $3.2 million and a corresponding $3.2 million increase in the revenue requirement for natural gas.  A CPUC decision is expected in late 2013.

San Luis Valley-Calumet-Comanche Transmission Project — In May 2009, PSCo and Tri-State Generation and Transmission Association filed a joint application with the CPUC for a 230 KV and 345 KV line and substation construction project.  The line was intended to assist in bringing solar power in the San Luis Valley to customers.  In March 2011, the CPUC granted a CPCN for this project.  The CPUC’s decisions have been appealed to the Costilla County District Court by Blanca Ranch Holdings, LLC and Trinchera Ranch Holdings, LLC, and are pending before the Court.

In October 2011, PSCo determined that due to lower projected load growth, lower gas prices and the higher cost of solar thermal generation, it was unlikely to need the transmission line in the foreseeable future.  PSCo is awaiting a final Phase I decision in its 2011 resource plan before making a final determination.  A CPUC decision on the resource plan is anticipated in the first quarter of 2013.

SmartGridCity™ (SGC) Cost Recovery — PSCo requested recovery of the revenue requirements associated with $45 million of capital and $4 million of annual O&M costs incurred to develop and operate SGC as part of its 2010 electric rate case.  In February 2011, the CPUC allowed recovery of approximately $28 million of the capital cost and all of the O&M costs.  In December 2011, PSCo requested CPUC approval for the recovery of the remaining capital investment in SGC and also provided the additional information requested.  On Jan. 17, 2013, the ALJ recommended denial of PSCo’s request for recovery of the remaining portion of the SGC investment.  On Feb. 6, 2013, PSCo filed exceptions to the ALJ recommendation requesting that the CPUC grant recovery of its investment.  However, as a result of the ALJ’s recommended decision denying recovery, PSCo recognized a $10.7 million pre-tax charge in 2012, representing the net book value of the disallowed investment, which is included in O&M expense.

Index

Boulder, Colo. Franchise Agreement — In November 2011, two ballot measures were passed by the citizens of Boulder.  The first measure increased the occupation tax to raise an additional $1.9 million annually for a limited duration with the stated purpose of funding the exploration costs of forming a municipal utility and acquiring the PSCo electric distribution system in Boulder.  The second measure authorized the formation and operation of a municipal light and power utility and the issuance of enterprise revenue bonds, subject to certain restrictions, including the level of initial rates and debt service coverage.  Boulder has retained multiple legal firms that specialize in condemnation and FERC matters, as well as several other consultants.

The City Council has not yet decided whether it will proceed with the formation of a municipal electric utility or with the commencement of a condemnation or FERC stranded cost proceeding.  In December 2012, Boulder issued a white paper exploring opportunities for reaching its energy goals with PSCo, in lieu of condemnation.  PSCo has advised Boulder that it is willing to discuss many of these opportunities.  Boulder has announced that the City Council will decide whether to proceed with the formation of a municipal electric utility in April 2013.  Should Boulder attempt to condemn PSCo facilities, PSCo would seek to obtain full compensation for the property and business taken by Boulder and for all damages resulting to PSCo and its system.  PSCo would also seek appropriate compensation for stranded costs with the FERC.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal		Natural Gas		Weighted Average Owned
	Cost	Percent	Cost	Percent	Fuel Cost
2012	$1.77	78%	$4.25	22%	$2.31
2011	1.77	76	4.98	24	2.54
2010	1.58	85	5.05	15	2.11

See Item 1A for further discussion of fuel supply and costs.

Fuel Sources

Coal — PSCo normally maintains approximately 41 days of coal inventory.  Coal supply inventories at Dec. 31, 2012 and 2011 were approximately 46 and 48 days usage, respectively.  PSCo’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Colorado and Wyoming.  During 2012 and 2011, PSCo’s coal requirements for existing plants were approximately 11.3 and 10.5 million tons, respectively.  The estimated coal requirements for 2013 are approximately 11.4 million tons.

PSCo has contracted for coal supply to provide 97 percent of its coal requirements in 2013, and a declining percentage of requirements in subsequent years.  PSCo’s general coal purchasing objective is to contract for approximately 100 percent of requirements for the following year, 67 percent of requirements in two years, and 33 percent of requirements in three years.  Remaining requirements will be filled through the procurement process or over-the-counter transactions.

PSCo has coal transportation contracts that provide for delivery of 100 and 46 percent of its coal requirements in 2013 and 2014, respectively.  Coal delivery may be subject to short-term interruptions or reductions due to operation of the mines, transportation problems, weather, and availability of equipment.

Natural gas — PSCo uses both firm and interruptible natural gas supply and standby oil in combustion turbines and certain boilers.  Natural gas supplies for PSCo’s power plants are procured under contracts to provide an adequate supply of fuel.  However, as natural gas primarily serves intermediate and peak demand, any remaining forecasted requirements are able to be procured through a liquid spot market.  The majority of natural gas supply under contract is covered by a long-term agreement with Anadarko Energy Services Company, the balance of natural gas supply contracts have pricing features tied to changes in various natural gas indices.  PSCo hedges a portion of that risk through financial instruments.  See Note 10 to the consolidated financial statements for further discussion.   Most transportation contract pricing is based on FERC approved transportation tariff rates.  These transportation rates are subject to revision based upon FERC approval of changes in the timing or amount of allowable cost recovery by providers.  Certain natural gas supply and transportation agreements include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2012, PSCo’s commitments related to gas supply contracts, which expire in various years from 2013 through 2023, were approximately $1.1 billion and commitments related to gas transportation and storage contracts, which expire in various years from 2013 through 2060, were approximately $754 million.  At Dec. 31, 2011, PSCo’s commitments related to gas supply contracts were approximately $730 million and commitments related to gas transportation and storage contracts were approximately $819 million.

Index

PSCo has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

PSCo’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs.  As of Dec. 31, 2012, PSCo was in compliance with mandated RPS, which require generation from renewable resources of 12 percent of electric retail sales.  Renewable energy comprised 18.7 percent and 14.6 percent of PSCo’s total owned and purchased energy for 2012 and 2011, respectively.  Wind energy comprised 16.0 percent and 12.4 percent of PSCo’s total owned and purchased energy for 2012 and 2011, respectively.  Hydroelectric, biomass and solar power comprised approximately 2.7 percent and 2.2 percent of renewable energy for 2012 and 2011, respectively.

PSCo also offers customer-focused renewable energy initiatives.  Windsource®, one of the nation’s largest voluntary renewable energy programs, allows customers to purchase a portion or all of their electricity from renewable sources.  Approximately 34,000 and 36,000 customers in Colorado purchased 201,000 MWh and 212,000 MWh of electricity under the Windsource program in 2012 and 2011, respectively.  Additionally, to encourage the growth of solar energy on the system, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program.  Over 12,500 PV systems with approximately 138 MW of aggregate capacity and over 9,600 PV systems with approximately 110 MW of aggregate capacity have been installed in Colorado under this program as of Dec. 31, 2012 and 2011, respectively.

PSCo acquires the majority of its wind energy from PPAs with wind farm owners, primarily in Colorado and Wyoming.  PSCo currently has 19 of these agreements in place, with facilities ranging in size from 2 MW to over 300 MW.  In addition to receiving purchased wind energy under these agreements, PSCo also typically receives wind RECs, which are used to meet state renewable resource requirements.  The average cost per MWh of wind energy under these contracts was approximately $47 and $45 for 2012 and 2011, respectively.  The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state specific renewable resource requirements, and the year of contract execution.  Generally, contracts executed in 2012 benefited from improvements in technology, excess capacity among manufacturers, and motivation to complete new construction prior to the anticipated expiration of the Federal PTCs in 2012.  In January 2013, the Federal PTC was extended through 2013.

In November 2012, the 200 MW Limon Wind Energy Center and 200 MW Limon Wind Energy Center II began commercial operations.  PSCo has long-term PPAs to acquire the output of both facilities.  The average cost over the 25 year term of the Limon II contract is approximately $35 per MWh, which is lower than the average cost per MWh of purchased wind energy on the PSCo system.

Additionally, PSCo owns and operates the 26 MW Ponnequin Wind Farm in northern Colorado, which has been in service since 1999.  PSCo collectively had approximately 2,200 MW and 1,800 MW of wind energy on its system at the end of 2012 and 2011, respectively.

Wholesale Commodity Marketing Operations

PSCo conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy and energy related products.  See Item 7A for further discussion.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of PSCo, including enforcement of NERC mandatory electric reliability standards.  State and local agencies have jurisdiction over many of PSCo’s activities, including regulation of retail rates and environmental matters.  In addition to the matters discussed below, see Note 11 to the accompanying consolidated financial statements for a discussion of other regulatory matters.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  PSCo may be impacted by the provisions of Order 1000 relating to an incumbent’s right to build transmission because Colorado does not have legislation protecting the rights of utilities to develop transmission projects in their service areas.  PSCo submitted its compliance filing in October 2012, proposing to comply through participation in WestConnect, a consortium of utilities in the Western Interconnection.  The filing is pending FERC action.

Index

Electric Transmission Rate Regulation — The FERC regulates the rates and terms and conditions for electric transmission services. FERC policy encourages utilities to turn over the functional control of their electric transmission assets for the sale of electric transmission services to an RTO. Each RTO separately files regional transmission tariff rates for approval by the FERC. All members within that RTO are then subjected to those rates. In 2009, PSCo filed a tariff to participate with other utilities in WestConnect, a consortium of utilities offering regionalized non-firm transmission services. The WestConnect tariff was effective in the first quarter of 2009 and the FERC approved a two year extension in the second quarter of 2011. The WestConnect tariff has not had a material impact on PSCo transmission usage or revenues. WestConnect may provide wholesale energy market functions in the future, but would not be considered an RTO.
Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2012		2011		2010
Electric sales (Millions of KWh)
Residential	9,193		9,149		9,087
Large commercial and industrial	6,649		6,445		6,328
Small commercial and industrial	12,711		12,663		12,656
Public authorities and other	233		226		227
Total retail	28,786		28,483		28,298
Sales for resale	4,464		6,595		7,079
Total energy sold	33,250		35,078		35,377

Number of customers at end of period
Residential	1,176,356		1,166,567		1,159,287
Large commercial and industrial	334		325		322
Small commercial and industrial	154,575		153,111		152,349
Public authorities and other	54,396		55,547		56,837
Total retail	1,385,661		1,375,550		1,368,795
Wholesale	20		24		26
Total customers	1,385,681		1,375,574		1,368,821

Electric revenues (Thousands of Dollars)
Residential	$1,015,497		$1,024,051		$1,013,188
Large commercial and industrial	401,481		421,410		404,544
Small commercial and industrial	1,136,636		1,180,985		1,147,572
Public authorities and other	49,900		46,985		48,847
Total retail	2,603,514		2,673,431		2,614,151
Wholesale	210,627		347,672		368,396
Other electric revenues	155,758		93,267		72,498
Total electric revenues	$2,969,899		$3,114,370		$3,055,045

KWh sales per retail customer	20,774		20,706		20,674
Revenue per retail customer	$1,879		$1,944		$1,910
Residential revenue per KWh	11.05	¢	11.19	¢	11.15	¢
Large commercial and industrial revenue per KWh	6.04		6.54		6.39
Small commercial and industrial revenue per KWh	8.94		9.33		9.07
Wholesale revenue per KWh	4.72		5.27		5.20

Index

Energy Source Statistics

	Year Ended Dec. 31
	2012		2011		2010
	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	21,367	59%	22,065	61%	22,767	61%
Natural Gas	7,930	22	8,896	24	9,854	27
Wind (a)	5,752	16	4,518	12	3,830	10
Hydroelectric	590	2	681	2	446	1
Other (b)	263	1	324	1	257	1
Total	35,902	100%	36,484	100%	37,154	100%

Owned generation	23,766	66%	23,743	65%	24,444	66%
Purchased generation	12,136	34	12,741	35	12,710	34
Total	35,902	100%	36,484	100%	37,154	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. PSCo uses RECs to meet or exceed state resource requirements and may sell surplus RECs.
(b)	Includes energy from other sources, including nuclear, solar, biomass, oil and refuse. Distributed generation from the Solar*Rewards program is not included.

NATURAL GAS UTILITY OPERATIONS

Overview

The most significant developments in the natural gas operations of PSCo are continued volatility in natural gas market prices, uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per residential and commercial and industrial (C&I) customer, as a result of improved building construction technologies, higher appliance efficiencies, and conservation.  From 2000 to 2012, average annual sales to the typical PSCo residential customer declined from 92 MMBtu per year to 77 MMBtu per year, and to the typical C&I customer declined from 455 MMBtu per year to 372 MMBtu per year on a weather-normalized basis.  Although wholesale price increases do not directly affect earnings because of natural gas cost recovery mechanisms, high prices can encourage further efficiency efforts by customers.

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act, signed into law in January 2012 (Pipeline Safety Act) requires, among other things, additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. Where records are inadequate to confirm the maximum allowable operating pressure, the DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) will require operators to re-confirm the maximum allowable operating pressure.  This process could cause temporary or permanent limitations on throughput for affected pipelines. In addition, the Pipeline Safety Act requires PHMSA to issue reports and develop new regulations, addressing a variety of subjects, including: requiring use of automatic or remote-controlled shut-off valves in certain circumstances; requiring testing of certain previously untested transmission lines; and expanding integrity management requirements.  The Pipeline Safety Act also raises the maximum penalty for violating pipeline safety rules to $0.2 million per violation per day up to $2 million for a related series of violations.  While PSCo cannot predict the ultimate impact Pipeline Safety Act will have on its costs, operations or financial results, PSCo is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.  PSCo can generally recover costs to comply with the transmission and distribution integrity management programs through the PSIA rider.

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

Purchased Natural Gas and Conservation Cost-Recovery Mechanisms — PSCo has retail adjustment clauses that recover purchased natural gas and other resource costs:

•	GCA — The GCA recovers the actual costs of purchased natural gas and transportation to meet the requirements of its customers and is revised quarterly to allow for changes in natural gas rates.
•	DSMCA — PSCo has a low-income energy assistance program. The costs of this energy conservation and weatherization program are recovered through the gas DSMCA.
•
PSIA — Effective Jan. 1, 2012, the PSIA began to recover costs associated with transmission and distribution pipeline integrity management programs and two projects to replace large transmission pipelines.

QSP Requirements — The CPUC established a natural gas QSP that provides for bill credits to customers if PSCo does not achieve certain performance targets relating to natural gas leak repair time and customer service through 2012.  The CPUC conducts proceedings to review and approve the rate adjustment annually.  In July 2012, PSCo filed an application with the CPUC to extend the terms of the current QSP through the end of 2015.  PSCo is in settlement discussions and expects to close out this matter in the first quarter of 2013.

See Note 11 to the consolidated financial statements for further discussion.

Capability and Demand

PSCo projects peak day natural gas supply requirements for firm sales and backup transportation, which include transportation customers contracting for firm supply backup, to be 1,936,810 MMBtu.  In addition, firm transportation customers hold 726,530 MMBtu of capacity for PSCo without supply backup.  Total firm delivery obligation for PSCo is 2,663,340 MMBtu per day.  The maximum daily deliveries for PSCo for firm and interruptible services were 1,539,864 MMBtu on Dec. 19, 2012 and 2,155,547 on Feb. 1, 2011.

PSCo purchases natural gas from independent suppliers, generally based on market indices that reflect current prices.  The natural gas is delivered under transportation agreements with interstate pipelines.  These agreements provide for firm deliverable pipeline capacity of approximately 1,846,358 MMBtu per day, which includes 853,453 MMBtu of natural gas held under third-party underground storage agreements.  In addition, PSCo operates three company-owned underground storage facilities, which provide approximately 22,400 MMBtu of natural gas supplies on a peak day.  The balance of the quantities required to meet firm peak day sales obligations are primarily purchased at PSCo’s city gate meter stations.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by PSCo’s regulated retail natural gas distribution business:

2012	$4.28
2011	4.99
2010	5.10

Index

PSCo has natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery.  At Dec. 31, 2012, PSCo was committed to approximately $2.0 billion in such obligations under these contracts, which expire in various years from 2013 through 2029.

PSCo purchases natural gas by optimizing a balance of long-term and short-term natural gas purchases, firm transportation and natural gas storage contracts.  During 2012, PSCo purchased natural gas from approximately 41 suppliers.

See Item 1A for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2012	2011	2010
Natural gas deliveries (Thousands of MMBtu)
Residential	85,280	94,947	95,231
Commercial and industrial	34,597	38,433	39,399
Total retail	119,877	133,380	134,630
Transportation and other	101,490	102,874	101,597
Total deliveries	221,367	236,254	236,227

Number of customers at end of period
Residential	1,217,972	1,209,210	1,200,950
Commercial and industrial	100,110	100,329	99,866
Total retail	1,318,082	1,309,539	1,300,816
Transportation and other	5,746	5,356	5,240
Total customers	1,323,828	1,314,895	1,306,056

Natural gas revenues (Thousands of Dollars)
Residential	$650,107	$746,133	$736,160
Commercial and industrial	241,777	277,962	274,288
Total retail	891,884	1,024,095	1,010,448
Transportation and other	70,551	63,654	64,998
Total natural gas revenues	$962,435	$1,087,749	$1,075,446

MMBtu sales per retail customer	90.95	101.85	103.50
Revenue per retail customer	$677	$782	$777
Residential revenue per MMBtu	7.62	7.86	7.73
Commercial and industrial revenue per MMBtu	6.99	7.23	6.96
Transportation and other revenue per MMBtu	0.70	0.62	0.64

GENERAL

Seasonality

The demand for electric power and natural gas is affected by seasonal differences in the weather.  In general, peak sales of electricity occur in the summer and winter months, and peak sales of natural gas occur in the winter months.  Seasonal rates were implemented in June 2010 and are designed to be revenue neutral on an annual basis.  Although the quarterly pattern of revenue collection is different than in the past, as seasonal rates are higher in the summer months and lower throughout the other months of the year, the overall operating results may fluctuate substantially on a seasonal basis.  Additionally, PSCo’s operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.  See Item 7 — Management’s Discussion of Financial Condition and Results of Operations.

Index

Competition

PSCo’s industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity.  In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region.  The FERC has continued to promote competitive wholesale markets through open access transmission and other means.  As a result, PSCo and its wholesale customers can purchase generation resources from competing wholesale suppliers and use the transmission systems of Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load.  PSCo also has franchise agreements with certain cities subject to periodic renewal.  If a city elected not to renew a franchise agreement, it could seek alternative means for its citizens to access electric power or gas, such as municipalization.  While facing these challenges, PSCo believes its rates are competitive with currently available alternatives.

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

There are significant future environmental regulations under consideration to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change.  While environmental regulations related to climate change and clean energy continue to evolve, PSCo has undertaken a number of initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals.  Although the impact of these policies on PSCo will depend on the specifics of state and federal policies, legislation, and regulation, we believe that, based on prior state commission practice, we would recover the cost of these initiatives through rates.

EMPLOYEES

As of Dec. 31, 2012, PSCo had 2,705 full-time employees and 3 part-time employees, of which 2,011 were covered under collective-bargaining agreements.  See Note 8 to the consolidated financial statements for further discussion.

Item 1A — Risk Factors

Like other companies in our industry, Xcel Energy, which includes PSCo, is subject to a variety of risks, many of which are beyond our control.  Important risks that may adversely affect the business, financial condition, and results of operations are further described below.  These risks should be carefully considered together with the other information set forth in this report and in future reports that Xcel Energy files with the SEC.

There may be further risks and uncertainties that are not presently known or are not currently believed to be material that may adversely affect our performance or financial condition in the future.

Oversight of Risk and Related Processes

The goal of Xcel Energy’s risk management process, which includes PSCo, is to understand, manage and, when possible, mitigate material risk.  Management is responsible for identifying and managing risks, while the Board of Directors oversees and holds management accountable.  As described more fully below, PSCo is faced with a number of different types of risk.  Many of these risks are cross-cutting risks such that these risks are discussed and managed across business areas and coordinated by Xcel Energy Inc.’s and PSCo’s senior management.  Our risk management process has three parts: identification and analysis, management and mitigation and communication and disclosure.

Index

Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability.  Management broadly considers our business, the utility industry, the domestic and global economy and the environment to identify risks.  Identification and analysis occurs formally through a key risk assessment process conducted by senior management, the financial disclosure process, the hazard risk management process and internal auditing and compliance with financial and operational controls.  Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing Xcel Energy’s strategy.  At the same time, the business planning process identifies areas in which there is a potential for a business area to take inappropriate risk to meet goals and determines how to prevent inappropriate risk-taking.

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

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances.  These laws and regulations require us to obtain and comply with a wide variety of environmental registrations including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archeological and historical resources), licenses, permits, inspections and other approvals.  Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, to install pollution control equipment at our facilities, clean up spills and correct environmental hazards and other contamination.  Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination.  At Dec. 31, 2012, these sites included:

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

Index

In addition, existing environmental laws or regulations may be revised, and new laws or regulations seeking to protect the environment may be adopted or become applicable to us, including but not limited to, regulation of mercury, NOx, SO2, CO2, particulates, coal ash and cooling water intakes.  We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

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

Our profitability is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment in our utility operations.  We currently provide service at rates approved by one or more regulatory commissions.  These rates are generally regulated and based on an analysis of our costs incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there could be pressure on ROE.  There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudently incurred or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of our costs.  Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

Index

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place.  However, changes in regulations or the imposition of additional regulations, including additional environmental or climate change regulation, could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot be assured that any of our current ratings will remain in effect for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency.  In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.  For example, Standard & Poor’s calculates an imputed debt associated with capacity payments from purchased power contracts.  An increase in the overall level of capacity payments would increase the amount of our imputed debt, based on Standard & Poor’s methodology.  Therefore, our credit ratings could be adversely affected based on the level of capacity payments associated with purchased power contracts or changes in how imputed debt is determined.  Any downgrade could lead to higher borrowing costs.  Also, we may enter into certain procurement and derivative contracts that require the posting of collateral or settlement of applicable contracts if credit ratings fall below investment grade.

We are subject to capital market and interest rate risks.

Utility operations require significant capital investment in property, plant and equipment; consequently, we are an active participant in debt and equity markets.  Any disruption in capital markets could have a material impact on our ability to fund our operations.  Capital markets are global in nature and are impacted by numerous issues and events throughout the world economy, such as the concerns regarding European sovereign debt and management of the U.S. federal debt.  Capital market disruption events and resulting broad financial market distress, such as the events surrounding the collapse in the U.S. sub-prime mortgage market, could prevent us from issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

Higher interest rates on short-term borrowings with variable interest rates or on incremental commercial paper issuance could also have an adverse effect on our operating results.  Changes in interest rates may also impact the fair value of the debt securities in the master pension trust, as well as our ability to earn a return on short-term investments of excess cash.

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

One alternative available to address counterparty credit risk is to transact on liquid commodity exchanges.  The credit risk is then socialized through the exchange central clearinghouse function.  While exchanges do remove counterparty credit risk, all participants are subject to margin requirements, which create an additional need for liquidity to post margin as exchange positions change value daily.  The Dodd-Frank Wall Street Reform Act (Dodd-Frank Act) requires broad clearing of financial swap transactions through a central counterparty, which could lead to additional margin requirements that would impact our liquidity: however, we expect to take advantage of an exception to mandatory clearing afforded to commercial end-users who are not classified as a major swap participant.  The Commodity Futures Trading Commission (CFTC) has granted an increase in the de minimis level for swap transactions with defined utility special entities, generally entities owning or operating electric or natural gas facilities, from $25 million to $800 million.  Our current level of financial swap activity with special entities is significantly below this new threshold; therefore, we will not be classified as a swap dealer in our special entity activity.   Swap transactions with non special entities have a much higher level of activity considered to be de minimis, currently $8 billion, and our level of activity is well under this limit; therefore, we will not be classified as a swap dealer under the Dodd-Frank Act.  While we believe the impact on our liquidity will not be material, we expect to be required to report our swap transactions as part of the Dodd-Frank Act.

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

Index

We do have additional indirect credit exposures to various domestic and foreign financial institutions in the form of letters of credit provided as security by power suppliers under various long-term physical purchased power contracts.  If any of the credit ratings of the letter of credit issuers were to drop below the designated investment grade rating stipulated in the underlying long-term purchased power contracts, the supplier would need to replace that security with an acceptable substitute.  If the security were not replaced, the party could be in technical default under the contract, which would enable us to exercise our contractual rights.

Increasing costs associated with our defined benefit retirement plans and other employee benefits may adversely affect our results of operations, financial position or liquidity.

We have defined benefit pension and postretirement plans that cover substantially all of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations.  In addition, the Pension Protection Act of 2006 changed the minimum funding requirements for defined benefit pension plans beginning in 2008 with modifications to these funding requirements in 2012 that allowed additional flexibility in the timing of contributions.  Therefore, our funding requirements and related contributions may change in the future.  Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving the company would trigger settlement accounting and could require the company to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

On a periodic basis our utility operations file long-term resource plans with our regulators.  These plans are based on numerous assumptions over the relevant planning horizon such as:  sales growth, customer usage patterns, economic activity, costs, regulatory mechanisms, impact of technology on energy efficiency on sales and production, customer behavioral response and continuation of the existing utility business model.  Given the uncertainty in these planning assumptions, there is a risk that the magnitude and timing of resource additions and demand may not coincide.  This could lead to under recovery of costs or insufficient resources to meet customer demand.

Index

In some of our state jurisdictions, large industrial customers may leave our system and invest in their own on-site distributed generation or seek law changes to give them the authority to purchase directly from other suppliers or organized markets.  The recent low natural gas price environment has caused some customers to consider their options in this area, particularly customers with industrial processes using steam.  Wholesale customers may purchase directly from other suppliers and procure only transmission service from us.  These circumstances provide for greater long-term planning uncertainty related to future load growth.  Similarly, distributed solar generation may become an economic competitive threat to our load growth in the future, however we believe the economics, absent significant subsidies, do not support such a trend in the near term unless a state mandates the purchase of such generation.  Some state legislatures have considered such legislation.

Our natural gas transmission and distribution operations involve numerous risks that may result in accidents and other operating risks and costs.

Our natural gas transmission and distribution activities include a variety of inherent hazards and operating risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses.  In addition, these risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us.  In accordance with customary industry practice, we maintain insurance against some, but not all, of these risks and losses.

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

As of Dec. 31, 2012, Xcel Energy Inc. and its utility subsidiaries had approximately $10.1 billion of long-term debt and $0.9 billion of short-term debt and current maturities.  Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2012, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $69.5 million and $17.9 million of exposure.  Xcel Energy also had additional guarantees of $29.6 million at Dec. 31, 2012 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.  If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

Index

We have historically paid quarterly dividends to Xcel Energy Inc.  In 2012, 2011 and 2010 we paid $267.0 million, $270.1 million and $265.8 million of dividends to Xcel Energy Inc., respectively.  If Xcel Energy Inc.’s cash requirements increase, our board of directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs.  This could adversely affect our liquidity.  The amount of dividends that we can pay is limited to some extent by our indenture for our first mortgage bonds.

Public Policy Risks

We may be subject to legislative and regulatory responses to climate change and emissions, with which compliance could be difficult and costly.

Increased public awareness and concern regarding climate change may result in more regional and/or federal requirements to reduce or mitigate the effects of GHGs. Numerous states have announced or adopted programs to stabilize and reduce GHGs, and federal legislation has been introduced in both houses of Congress.  The U.S. continues to participate in international negotiations related to the United Nations Framework Convention on Climate Change.  Such legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities are likely to be subject to regulation under climate change laws introduced at either the state or federal level within the next few years.

The EPA has taken steps to regulate GHGs under the CAA.  In December 2009, the EPA issued a finding that GHG emissions endanger public health and welfare, and that motor vehicle emissions contribute to the GHGs in the atmosphere.  This endangerment finding created a mandatory duty for the EPA to regulate GHGs from light duty motor vehicles.  In January 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to construction of new power plants or power plant modifications that increase emissions above a certain threshold. The EPA has also announced that it will propose GHG regulations applicable to emissions from existing power plants, although it is not known when the EPA will initiate this rulemaking.

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

The Energy Act increased the FERC’s civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of $1 million per violation per day.  In addition, electric reliability standards are now mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations.  If a serious reliability incident did occur, it could have a material effect on our operations or financial results.

The FERC has provided notice of violations of its market manipulation rules to several market participants during the year.  The potential penalties in one pending case exceed $400 million.  As with all regulatory requirements, we attempt to mitigate this risk through formal training on such prohibited practices and a vigorous compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions.  However, there is no guarantee our compliance program will be sufficient to ensure against violations.

Index

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

The insurance industry has also been affected by these events and the availability of insurance may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms. For example, wildfire events, particularly in the geographic areas we serve, may cause insurance for wildfire losses to become difficult or expensive to obtain.

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

Index

A cyber incident or cyber security breach could have a material effect on our business.

We operate in a highly regulated industry that requires the continued operation of sophisticated information technology systems and network infrastructure.  In addition, in the ordinary course of business, we use our systems and infrastructure to create, collect, use, disclose, store, dispose of and otherwise process sensitive information, including company data, customer energy usage data, and personal information regarding customers, employees and their dependents, contractors and other individuals.

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as the information processed in our systems, infrastructure and assets could be directly or indirectly affected by unintentional or deliberate cyber security incidents, including those caused by human error.  Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations, or exposing us to liability.  As generation and transmission systems as well as natural gas pipelines are part of an interconnected system, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources or of our third party service providers’ operations,  could also negatively impact our business.  In addition, we also anticipate that such an event would receive regulatory scrutiny at both the Federal and State level.  We are unable to quantify the potential impact of such cyber security threats or subsequent related actions.  These potential cyber security incidents and corresponding regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

Although we maintain security measures designed to protect our information technology systems, network infrastructure and other assets, these assets as well as the information they process may be vulnerable to cyber security incidents, including the resulting disability, or failures of assets or unauthorized access to assets or information.   If our technology systems were to fail or be breached, or those of our third-party service providers, we may be unable to fulfill critical business functions, including effectively maintaining certain internal controls over financial reporting. We are unable to quantify the potential impact of cyber security incidents on our business.

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

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the electric utility plant property of PSCo is subject to the lien of its first mortgage bond indenture.

Index

Electric Utility Generating Stations:

Station, Location and Unit	Fuel	Installed	Summer 2012 Net Dependable Capability (MW)
Steam:
Arapahoe-Denver, Colo., 2 Units	Coal	1951-1955	144
Cherokee-Denver, Colo., 2 Units	Coal	1957-1968	504	(a)
Comanche-Pueblo, Colo.
Unit 1	Coal	1973	325
Unit 2	Coal	1975	335
Unit 3	Coal	2010	511	(b)
Craig-Craig, Colo., 2 Units	Coal	1979-1980	83	(c)
Hayden-Hayden, Colo., 2 Units	Coal	1965-1976	237	(d)
Pawnee-Brush, Colo., 1 Unit	Coal	1981	505
Valmont-Boulder, Colo., 1 Unit	Coal	1964	184
Zuni-Denver, Colo., 1 Unit	Coal	1948-1954	60
Combustion Turbine:
Blue Spruce-Aurora, Colo., 2 Units	Natural Gas	2003	264
Fort St. Vrain-Platteville, Colo., 6 Units	Natural Gas	1972-2009	969
Rocky Mountain-Keenesburg, Colo., 3 Units	Natural Gas	2004	580
Various locations, 6 Units	Natural Gas	Various	172
Hydro:
Cabin Creek-Georgetown, Colo.
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 9 Units	Hydro	Various	26
Wind:
Ponnequin-Weld County, Colo., 37 Units	Wind	1999-2001	25	(e)
		Total	5,134

(a)	Cherokee Unit 2 was taken out of service in October 2011. Cherokee Unit 1 was taken out of service in May 2012.
(b)	Based on PSCo’s ownership interest of 67 percent of Unit 3.
(c)	Based on PSCo’s ownership interest of 10 percent.
(d)	Based on PSCo’s ownership interest of 76 percent of Unit 1 and 37 percent of Unit 2.
(e)	This capacity is only available when wind conditions are sufficiently high enough to support generation values noted above. Therefore, the on-demand net dependable capacity is zero.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2012:

Conductor Miles
345 KV	1,614
230 KV	12,228
138 KV	92
115 KV	4,923
Less than 115 KV	73,813

PSCo had 230 electric utility transmission and distribution substations at Dec. 31, 2012.

Natural gas utility mains at Dec. 31, 2012:

Miles
Transmission	2,236
Distribution	21,542

Item 3 — Legal Proceedings

In the normal course of business, various lawsuits and claims have arisen against PSCo.  PSCo has recorded an estimate of the probable cost of settlement or other disposition for such matters.

Index

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

PSCo’s dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.  PSCo’s most restrictive dividend limitation is imposed by its credit facility, which requires that the debt-to-total capitalization ratio be less than or equal to 65 percent.

See Note 4 to the financial statements for further discussion of PSCo’s dividend policy.

The dividends declared during 2012 and 2011 were as follows:

(Thousands of Dollars)	2012	2011
First quarter	$67,077	$68,219
Second quarter	66,498	67,589
Third quarter	66,469	67,511
Fourth quarter	66,804	66,926

Item 6 — Selected Financial Data

This is omitted per conditions set forth in general instructions I (1)(a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of financial condition and liquidity for PSCo is omitted per conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly owned subsidiaries.  It is replaced with management’s narrative analysis of the results of operations set forth in general instructions I(2)(a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

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

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

PSCo’s net income was approximately $458 million for 2012, compared with approximately $397 million for 2011.  The increase is primarily due to an electric rate increase, effective May 2012, and the impact of warmer summer weather.  The increase was partially offset by decreased wholesale revenue due to the expiration of a long-term power sales agreement with Black Hills Corp, higher depreciation expense and O&M expenses.

Electric Revenues and Margin

Electric revenues, as well as fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

(Millions of Dollars)	2012	2011
Electric revenues	$2,970	$3,114
Electric fuel and purchased power	(1,235)	(1,425)
Electric margin	$1,735	$1,689

The following tables summarize the components of the changes in electric revenues and margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2012 vs. 2011
Fuel and purchased power cost recovery	$(182)
Firm wholesale (a)	(47)
Trading, including renewable energy credit sales	(12)
Retail rate increase	58
Estimated impact of weather	16
DSM incentive	13
DSM revenue (offset by expenses)	8
Other, net	2
Total decrease in electric revenues	$(144)

(a)	Decrease is primarily due to the expiration of a long-term wholesale power sales agreement with Black Hills Corp. effective Jan. 1, 2012.

Index

Electric Margin

(Millions of Dollars)	2012 vs. 2011
Retail rate increase	$58
Estimated impact of weather	16
DSM incentive	13
DSM revenue (offset by expenses)	8
Firm wholesale (a)	(42)
Trading, including renewable energy credit sales	(6)
Other, net	(1)
Total increase in electric margin	$46

(a)	Decrease is primarily due to the expiration of a long-term wholesale power sales agreement with Black Hills Corp. effective Jan. 1, 2012.

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and unit cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details the natural gas revenues and margin:

(Millions of Dollars)	2012	2011
Natural gas revenues	$962	$1,088
Cost of natural gas sold and transported	(532)	(692)
Natural gas margin	$430	$396

The following tables summarize the components of the changes in natural gas revenues and margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2012 vs. 2011
Purchased natural gas adjustment clause recovery	$(159)
Estimated impact of weather	(11)
Transport sales	(3)
PSIA rider, offset by expense	29
Retail rate increase	13
Return on gas in storage	4
Other, net	1
Total decrease in natural gas revenues	$(126)

Natural Gas Margin

(Millions of Dollars)	2012 vs. 2011
PSIA rider, offset by expense	$29
Retail rate increase	13
Return on gas in storage	4
DSM incentive	1
Estimated impact of weather	(11)
Transport sales	(3)
Other, net	1
Total increase in natural gas margin	$34

Index

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased by $8.2 million, or 1.1 percent for 2012, compared to 2011.  The following summarizes the components of the changes in O&M expenses for the year ended Dec. 31:

(Millions of Dollars)	2012 vs. 2011
Pipeline system integrity costs	$20
Higher employee benefit costs	13
SmartGridCity	11
Lower plant generation costs	(15)
Lower information technology costs	(6)
Lower bad debt	(4)
Higher first set meter credits	(4)
Lower labor costs	(3)
Other, net (including management cost savings initiatives)	(4)
Total increase in O&M expenses	$8

•	Higher pipeline system integrity costs relate to increased compliance and inspection initiatives, which are recovered through a rider in Colorado.
•	Higher employee benefit costs are mainly due to increased pension expense.
•	See Item 1 – Business and Note 11 to the consolidated financial statements for further discussion of SmartGridCity.
•	Lower plant generation costs are primarily attributable to fewer plant overhauls in 2012.
•	Lower information technology costs are driven by lower vendor costs.

DSM Program Expenses — DSM program expenses increased by $8.1 million, or 7.1 percent, for 2012 compared with 2011.  The higher expense is primarily attributable to an increase in the electric rate used to recover program expenses.  DSM program expenses are recovered concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense increased by $10.2 million, or 3.1 percent, for 2012 compared with 2011.  The increase is primarily due to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) decreased by $1.8 million, or 1.3 percent, for 2012, compared with 2011.  Property taxes in Colorado related to the electric retail business are being deferred based on the multi-year rate settlement approved by the CPUC in May 2012.

AFUDC — AFUDC increased by $13.6 million for 2012 compared with 2011.  The increase is primarily due to the expansion of transmission facilities, additional construction related to the CACJA and normal system expansion.

Interest Charges — Interest charges increased by $1.2 million, or 0.6 percent, for 2012 compared with 2011.  The increase is primarily due to higher debt levels to fund investments in utility operations, partially offset by lower interest rates.

Income Taxes — Income tax expense increased $4.2 million for 2012, compared with 2011.  The increase in income tax expense was primarily due to higher pretax earnings in 2012, partially offset by a tax benefit related to the restoration of a portion of the tax benefit written off in 2010 associated with federal subsidies for prescription drug plans.  As a result, PSCo recognized a tax benefit of approximately $17 million.  The ETR was 33.7 percent for 2012, compared with 36.5 percent for 2011.  The lower ETR for 2012 was primarily due to the adjustment referenced above.  Without this tax benefit, the ETR for 2012 would have been 36.1 percent.

The ETR for 2012 differs from the statutory federal income tax rate, primarily due to the restoration of a portion of the tax benefit written off in 2010 associated with federal subsidies for prescription drug plans, partially offset by state income tax expense.  The ETR for 2011 differs from the statutory federal income tax rate, primarily due to state income tax expense.  See Note 7 to the consolidated financial statements for further discussion.

Index

Item 7A — Quantitative and Qualitative Disclosures About Market Risk

Derivatives, Risk Management and Market Risk

In the normal course of business, PSCo is exposed to a variety of market risks.  Market risk is the potential loss that may occur as a result of adverse changes in the market or fair value of a particular instrument or commodity.  All financial and commodity-related instruments, including derivatives, are subject to market risk.  See Note 10 to the consolidated financial statements for further discussion of market risks associated with derivatives.

PSCo is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives.  In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, when necessary, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral.  While PSCo expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose PSCo to some credit and nonperformance risk.

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

At Dec. 31, 2012, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
PSCo	1	$474	$318	$-	$-	$792

1 — Prices actively quoted or based on actively quoted prices.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms for the years ended Dec. 31, were as follows:

(Thousands of Dollars)	2012	2011
Fair value of net commodity trading contract assets outstanding at Jan. 1	$1,264	$1,817
Contracts realized or settled during the period	(1,358)	(1,637)
Unrealized commodity trading transactions during the period	886	1,084
Fair value of net commodity trading contract assets outstanding at Dec. 31	$792	$1,264

At Dec. 31, 2012 and 2011, a 10 percent increase or decrease in market prices for commodity trading contracts would have an immaterial impact on pretax income from continuing operations.

PSCo’s wholesale and commodity trading operations measure the outstanding risk exposure to price changes on transactions, contracts and obligations that have been entered into, but not closed, including transactions that are not recorded at fair value, using an industry standard methodology known as Value-at-Risk (VaR).  VaR expresses the potential change in fair value on the outstanding transactions, contracts and obligations over a particular period of time under normal market conditions.  The VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95 percent confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2012	$0.45	$3.00	$0.36	$1.56	$0.06
2011	0.09	3.00	0.14	0.33	0.04

Index

Interest Rate Risk — PSCo is subject to the risk of fluctuating interest rates in the normal course of business.  PSCo’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

In conjunction with the PSCo debt issuance in September 2012, PSCo settled interest rate hedging instruments with a notional amount of $250 million with cash payments of $44.7 million.  This loss is classified as a component of accumulated other comprehensive loss on the consolidated balance sheet, net of tax, and is being reclassified to earnings over the term of the hedged interest payments.  See Note 4 for further discussion of long-term borrowings.

At Dec. 31, 2012, a 100-basis-point change in the benchmark rate on PSCo’s variable rate debt would impact pretax interest expense by approximately $1.5 million annually, and at Dec. 31, 2011 a 100-basis-point change in the benchmark rate on PSCo’s variable rate debt would have an immaterial impact on pretax interest expense. See Note 10 to the consolidated financial statements for a discussion of PSCo’s interest rate derivatives.

Credit Risk — PSCo is also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance of their contractual obligations.  PSCo maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2012, a 10 percent increase in commodity prices would have resulted in a decrease in credit exposure of $1.3 million, while a decrease of 10 percent in prices would have resulted in an increase in credit exposure of $0.9 million.  At Dec. 31, 2011, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $2.2 million, while a decrease of 10 percent in prices would have resulted in a decrease in credit exposure of $0.9 million.

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

Fair Value Measurements

PSCo follows accounting and disclosure guidance on fair value measurements that contains a hierarchy for inputs used in measuring fair value and requires disclosure of the observability of the inputs used in these measurements.  See Note 10 to the consolidated financial statements for further discussion on the fair value hierarchy and the amounts of assets and liabilities measured at fair value that have been assigned to Level 3.

Commodity Derivatives — PSCo continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2012.  Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues.  Credit risk adjustments for other commodity derivative instruments are deferred as OCI or regulatory assets and liabilities.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  PSCo also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities.  The impact of discounting commodity derivative liabilities for this credit risk was immaterial to the fair value of commodity derivative liabilities at Dec. 31, 2012.

Commodity derivative assets and liabilities assigned to Level 3 consist primarily of forwards and options that are either long-term in nature or related to certain commodities and delivery points with limited observability. Determining the fair value of these commodity forwards and options can require management to make use of subjective forward price and volatility forecasts for commodities and delivery locations with limited observability, or subjective forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers.  When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3.  There were no Level 3 commodity derivative assets or liabilities at Dec. 31, 2012.

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

PSCo management assessed the effectiveness of PSCo’s control over financial reporting as of Dec. 31, 2012.  In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework. Based on our assessment, we believe that, as of Dec. 31, 2012, PSCo’s internal control over financial reporting is effective based on those criteria.

/s/ DAVID L. EVES	/s/ TERESA S. MADDEN
David L. Eves	Teresa S. Madden
President, Chief Executive Officer and Director	Senior Vice President, Chief Financial Officer and Director
Feb. 25, 2013	Feb. 25, 2013

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Public Service Company of Colorado

We have audited the accompanying consolidated balance sheets and consolidated statements of capitalization of Public Service Company of Colorado and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, common stockholder’s equity and cash flows for each of the three years in the period ended December 31, 2012.  Our audits also included the financial statement schedule listed in the Index at Item 15.  These financial statements and financial statement schedule are the responsibility of the Company's management.  Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of Colorado and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.  Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 25, 2013

Index

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2012	2011	2010
Operating revenues
Electric	$2,969,899	$3,114,370	$3,055,045
Natural gas	962,435	1,087,749	1,075,446
Steam and other	36,959	38,683	33,879
Total operating revenues	3,969,293	4,240,802	4,164,370

Operating expenses
Electric fuel and purchased power	1,235,343	1,425,173	1,513,334
Cost of natural gas sold and transported	532,417	692,096	685,210
Cost of sales — steam and other	15,438	17,552	16,995
Operating and maintenance expenses	742,975	734,729	677,359
Demand side management program expenses	123,205	115,078	128,939
Depreciation and amortization	338,827	328,582	284,139
Taxes (other than income taxes)	131,869	133,660	103,342
Total operating expenses	3,120,074	3,446,870	3,409,318

Operating income	849,219	793,932	755,052

Other income, net	4,736	7,001	29,117
Allowance for funds used during construction — equity	16,354	7,710	11,370

Interest charges and financing costs
Interest charges — includes other financing costs of
$7,088, $6,883, and $5,649, respectively	188,094	186,885	171,945
Allowance for funds used during construction — debt	(8,405)	(3,406)	(5,307)
Total interest charges and financing costs	179,689	183,479	166,638

Income before income taxes	690,620	625,164	628,901
Income taxes	232,544	228,361	229,181
Net income	$458,076	$396,803	$399,720

See Notes to Consolidated Financial Statements

Index

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2012	2011	2010

Net income	$458,076	$396,803	$399,720

Other comprehensive income (loss)

Derivative instruments:
Net fair value decrease, net of tax of
$(5,708),$(11,227) and $(38), respectively	(9,311)	(18,328)	(63)
Reclassification of gains to net income, net of tax of
$(725), $(922) and $(356), respectively	(1,183)	(1,506)	(581)
	(10,494)	(19,834)	(644)

Other comprehensive loss	(10,494)	(19,834)	(644)
Comprehensive income	$447,582	$376,969	$399,076

See Notes to Consolidated Financial Statements

Index

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended Dec. 31
	2012	2011	2010
Operating activities
Net income	$458,076	$396,803	$399,720
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	344,226	333,960	289,050
Demand side management program amortization	5,299	7,876	19,666
Deferred income taxes	38,092	226,555	154,861
Amortization of investment tax credits	(2,957)	(2,613)	(2,693)
Allowance for equity funds used during construction	(16,354)	(7,710)	(11,370)
Provision for bad debts	16,323	20,371	21,571
SmartGridCity	10,666	-	-
Net realized and unrealized hedging and derivative transactions	(39,338)	12,102	(23,112)
Changes in operating assets and liabilities:
Accounts receivable	(58,226)	(22,962)	16,807
Accrued unbilled revenues	18,920	(7,009)	16,418
Inventories	30,203	(30,939)	34,424
Prepayments and other	(3,466)	26,152	14,328
Accounts payable	(56,176)	40,754	(106,632)
Net regulatory assets and liabilities	(31,776)	46,334	17,098
Other current liabilities	34,305	29,843	16,067
Pension and other employee benefit obligations	(57,974)	(84,181)	(29,820)
Change in other noncurrent assets	(10,101)	4,116	(2,578)
Change in other noncurrent liabilities	(1,267)	(15,039)	(11,474)
Net cash provided by operating activities	678,475	974,413	812,331

Investing activities
Utility capital/construction expenditures	(873,383)	(726,830)	(571,746)
Allowance for equity funds used during construction	16,354	7,710	11,370
Acquisition of generation assets	-	-	(732,495)
Investments in utility money pool arrangement	(1,000,000)	(609,300)	(831,000)
Repayments from utility money pool arrangement	1,052,000	557,300	831,000
Net cash used in investing activities	(805,029)	(771,120)	(1,292,871)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	154,000	(269,400)	174,400
Borrowings under utility money pool arrangement	36,000	203,800	255,500
Repayments under utility money pool arrangement	(36,000)	(203,800)	(339,500)
Proceeds from issuance of long-term debt	790,379	246,305	395,313
Repayments of long-term debt, including reacquisition premiums	(648,750)	-	-
Capital contributions from parent	99,283	60,800	260,116
Dividends paid to parent	(266,971)	(270,147)	(265,806)
Net cash provided by (used in) financing activities	127,941	(232,442)	480,023

Net change in cash and cash equivalents	1,387	(29,149)	(517)
Cash and cash equivalents at beginning of period	3,763	32,912	33,429
Cash and cash equivalents at end of period	$5,150	$3,763	$32,912

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(179,610)	$(172,266)	$(156,906)
Cash (paid) received for income taxes, net	(179,321)	28,525	(63,999)
Supplemental disclosure of non-cash investing and financing transactions:
Property, plant and equipment additions in accounts payable	$94,288	$59,094	$96,359

See Notes to Consolidated Financial Statements

Index

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Dec. 31
	2012	2011
Assets
Current assets
Cash and cash equivalents	$5,150	$3,763
Accounts receivable, net	277,461	317,039
Accounts receivable from affiliates	93,544	12,063
Investments in utility money pool arrangement	-	52,000
Accrued unbilled revenues	285,624	304,544
Inventories	223,794	253,997
Regulatory assets	143,689	196,311
Deferred income taxes	-	33,349
Derivative instruments	4,889	4,930
Prepayments and other	22,970	19,504
Total current assets	1,057,121	1,197,500

Property, plant and equipment, net	10,030,991	9,475,571

Other assets
Regulatory assets	934,728	809,011
Derivative instruments	10,868	15,357
Other	50,461	36,066
Total other assets	996,057	860,434
Total assets	$12,084,169	$11,533,505

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$256,297	$605,633
Short-term debt	154,000	-
Accounts payable	359,969	362,580
Accounts payable to affiliates	30,001	48,371
Regulatory liabilities	33,723	68,809
Taxes accrued	153,614	116,376
Accrued interest	48,014	53,749
Dividend payable to parent	66,803	66,926
Derivative instruments	8,753	85,518
Other	72,669	75,671
Total current liabilities	1,183,843	1,483,633

Deferred credits and other liabilities
Deferred income taxes	1,782,828	1,775,448
Deferred investment tax credits	42,097	44,725
Regulatory liabilities	417,404	444,442
Asset retirement obligations	43,751	42,207
Derivative instruments	30,605	38,325
Customer advances	229,498	226,097
Pension and employee benefit obligations	324,625	222,707
Other	69,307	69,561
Total deferred credits and other liabilities	2,940,115	2,863,512

Commitments and contingencies
Capitalization
Long-term debt	3,374,476	2,880,642
Common stock – authorized 100 shares of $0.01 par value; outstanding 100 shares	-	-
Additional paid in capital	3,415,669	3,316,386
Retained earnings	1,192,937	1,001,709
Accumulated other comprehensive loss	(22,871)	(12,377)
Total common stockholder’s equity	4,585,735	4,305,718
Total liabilities and equity	$12,084,169	$11,533,505

See Notes to Consolidated Financial Statements

Index

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in thousands, except share and per share data)

	Common Stock Issued
	Shares	Par Value	Additional Paid In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
Balance at Dec. 31, 2009	100	$-	$2,995,470	$742,243	$8,101	$3,745,814
Comprehensive income:
Net income				399,720		399,720
Other comprehensive loss					(644)	(644)
Comprehensive income for 2010						399,076
Common dividends declared to parent				(266,812)		(266,812)
Contribution of capital by parent			260,116			260,116
Balance at Dec. 31, 2010	100	$-	$3,255,586	$875,151	$7,457	$4,138,194
Comprehensive income:
Net income				396,803		396,803
Other comprehensive loss					(19,834)	(19,834)
Comprehensive income for 2011						376,969
Common dividends declared to parent				(270,245)		(270,245)
Contribution of capital by parent			60,800			60,800
Balance at Dec. 31, 2011	100	$-	$3,316,386	$1,001,709	$(12,377)	$4,305,718
Comprehensive income:
Net income				458,076		458,076
Other comprehensive loss					(10,494)	(10,494)
Comprehensive income for 2012						447,582
Common dividends declared to parent				(266,848)		(266,848)
Contribution of capital by parent			99,283			99,283
Balance at Dec. 31, 2012	100	$-	$3,415,669	$1,192,937	$(22,871)	$4,585,735

See Notes to Consolidated Financial Statements

Index

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(amounts in thousands, except share and per share data)

	Dec. 31
	2012	2011
Long-Term Debt
First Mortgage Bonds, Series due:
Oct. 1, 2012, 7.875%	$-	$600,000
March 1, 2013, 4.875%	250,000	250,000
April 1, 2014, 5.5%	275,000	275,000
Sept. 1, 2017, 4.375% (a)	129,500	129,500
Aug. 1, 2018, 5.8%	300,000	300,000
Jan. 1, 2019, 5.1% (a)	-	48,750
June 1, 2019, 5.125%	400,000	400,000
Nov. 15, 2020, 3.2%	400,000	400,000
Sept. 15, 2022, 2.25%	300,000	-
Sept. 1, 2037, 6.25%	350,000	350,000
Aug. 1, 2038, 6.5%	300,000	300,000
Aug. 15, 2041, 4.75%	250,000	250,000
Sept. 15, 2042, 3.6%	500,000	-
Capital lease obligations, through 2060, 11.2% — 14.3%	185,741	191,374
Unamortized discount	(9,468)	(8,349)
Total	3,630,773	3,486,275
Less current maturities	256,297	605,633
Total long-term debt	$3,374,476	$2,880,642

Common Stockholder’s Equity
Common stock — 100 shares authorized of $0.01 par value,
100 shares outstanding at Dec. 31, 2012 and 2011, respectively	$-	$-
Additional paid-in capital	3,415,669	3,316,386
Retained earnings	1,192,937	1,001,709
Accumulated other comprehensive loss	(22,871)	(12,377)
Total common stockholder’s equity	$4,585,735	$4,305,718

(a)	Pollution control financing

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

PSCo evaluates its arrangements and contracts with other entities, including but not limited to, investments, PPAs and fuel contracts to determine if the other party is a variable interest entity, if PSCo has a variable interest and if PSCo is the primary beneficiary.  PSCo follows accounting guidance for variable interest entities which requires consideration of the activities that most significantly impact an entity’s financial performance and power to direct those activities, when determining whether PSCo is a variable interest entity’s primary beneficiary.  See Note 12 for further discussion of variable interest entities.

Use of Estimates — In recording transactions and balances resulting from business operations, PSCo uses estimates based on the best information available.  Estimates are used for such items as plant depreciable lives, AROs, regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs.  The recorded estimates are revised when better information becomes available or when actual amounts can be determined.  Those revisions can affect operating results.

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

If restructuring or other changes in the regulatory environment occur, PSCo may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities from its balance sheet.  Such changes could have a material effect on PSCo’s financial condition, results of operations and cash flows.  See Note 13 for further discussion of regulatory assets and liabilities.

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

PSCo has various rate-adjustment mechanisms in place that provide for the recovery of natural gas, electric fuel and purchased energy costs.  These cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically for differences between the total amount collected under the clauses and the costs incurred.  When applicable, under governing regulatory commission rate orders, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets.

Index

Conservation Programs — PSCo has implemented programs to assist its retail customers in conserving energy and reducing peak demand on the electric and natural gas systems.  These programs include, but are not limited to, commercial process efficiency and lighting updates, as well as rebates for participation in air conditioner interruption and energy-efficient appliances.

The costs incurred for DSM programs are deferred if it is probable future revenue will be provided to permit recovery of the incurred cost. For incentive programs designed to allow adjustments of future rates for recovery of lost margins and/or conservation performance incentives, recorded revenues are limited to those amounts expected to be collected within 24 months following the end of the annual period in which they are earned.

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

Property, Plant and Equipment and Depreciation — Property, plant and equipment is stated at original cost.  The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC.  The cost of plant retired is charged to accumulated depreciation and amortization.  Amounts recovered in rates for future removal costs are recorded as regulatory liabilities.  Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred.  Maintenance and replacement of items determined to be less than a unit of property are charged to operating expenses as incurred.  Planned major maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.  Property, plant and equipment also includes costs associated with property held for future use. The depreciable lives of certain plant assets are reviewed annually, and revised, if appropriate.  Property, plant and equipment that is to be early decommissioned is reclassified as plant to be retired.

Property, plant and equipment is tested for impairment when it is determined that the carrying value of the assets may not be recoverable.  Recently completed property, plant and equipment that is disallowed for cost recovery is expensed in the current period.  For investments in property, plant and equipment that are not expected to go into service, incurred costs and related deferred tax amounts are compared to the discounted estimated future rate recovery, and a loss on abandonment is recognized, if necessary.

PSCo records depreciation expense related to its plant using the straight-line method over the plant’s useful life.  Actuarial and semi-actuarial life studies are performed on a periodic basis and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, was approximately 2.6, 2.6 and 2.5 percent for the years ended Dec. 31, 2012, 2011 and 2010, respectively.

Leases — PSCo evaluates a variety of contracts for lease classification at inception, including PPAs and rental arrangements for office space, vehicles, and equipment.  Contracts determined to contain a lease because of per unit pricing that is other than fixed or market price, terms regarding the use of a particular asset, and other factors are evaluated further to determine if the arrangement is a capital lease.  See Note 12 for further discussion of leases.

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

Generally, AFUDC costs are recovered from customers as the related property is depreciated.  However, in some cases, including certain generation and transmission projects, the CPUC has approved a more current recovery of the cost of capital associated with large capital projects, resulting in a lower recognition of AFUDC.  In other cases, the CPUC has allowed an AFUDC calculation greater than the FERC-defined AFUDC rate, resulting in higher recognition of AFUDC.

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

PSCo also recovers currently in rates certain future plant removal costs in addition to AROs and related capitalized costs, and a regulatory liability is recognized for such future expenditures.  See Note 12 for further discussion of AROs.

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

Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.  In making such a determination, all available evidence is considered, including scheduled reversals of deferred tax liabilities, projected future taxable income, tax planning strategies and recent financial operations.

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

Xcel Energy Inc. and its subsidiaries, including PSCo, file consolidated federal income tax returns as well as combined or separate state income tax returns.  Federal income taxes paid by Xcel Energy Inc. are allocated to Xcel Energy Inc.’s subsidiaries based on separate company computations of tax.  A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with combined state filings.  Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries which are recorded directly in equity by the subsidiaries based on the relative positive tax liabilities of the subsidiaries.

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

Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues; hedging transactions for vehicle fuel costs are recorded as a component of capital projects or O&M costs; and interest rate hedging transactions are recorded as a component of interest expense.  PSCo is allowed to recover in electric or natural gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility.  For further information on derivatives entered to mitigate commodity price risk on behalf of electric and natural gas customer, see Note 10.

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

Normal Purchases and Normal Sales — PSCo enters into contracts for the purchase and sale of commodities for use in its business operations.  Derivatives and hedging accounting guidance requires a company to evaluate these contracts to determine whether the contracts are derivatives.  Certain contracts that meet the definition of a derivative may be exempted from derivative accounting if designated as normal purchases or normal sales.

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

Renewable Energy Credits — RECs are marketable environmental instruments that represent proof that energy was generated from eligible renewable energy sources.  RECs are awarded upon delivery of the associated energy and can be bought and sold.  RECs are typically used as a form of measurement of compliance to RPS enacted by those states that are encouraging construction and consumption from renewable energy sources, but can also be sold separately from the energy produced.  PSCo acquires RECs from the generation or purchase of renewable power.

When RECs are purchased or acquired in the course of generation they are recorded as inventory at cost.  The cost of RECs that are utilized for compliance purposes is recorded as electric fuel and purchased power expense.  As a result of state regulatory orders, PSCo records that cost as a regulatory asset when the amount is recoverable in future rates.

Sales of RECs that are purchased or acquired in the course of generation are recorded in electric utility operating revenues on a gross basis.  The cost of these RECs, related transaction costs, and amounts credited to customers under margin-sharing mechanisms are recorded in electric fuel and purchased power expense.  The sales of RECs for trading purposes are recorded in electric utility operating revenues, net of the cost of the RECs, transaction costs, and amounts credited to customers under margin-sharing mechanisms.

Emission Allowances — Emission allowances, including the annual SO2 and NOx emission allowance entitlement received from the EPA, are recorded at cost plus associated broker commission fees.  PSCo follows the inventory accounting model for all emission allowances.  The sales of emission allowances are included in electric utility operating revenues and the operating activities section of the consolidated statements of cash flows.

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

Benefit Plans and Other Postretirement Benefits — PSCo maintains pension and postretirement benefit plans for eligible employees.  Recognizing the cost of providing benefits and measuring the projected benefit obligation of these plans under applicable accounting guidance requires management to make various assumptions and estimates.

Based on regulatory recovery mechanisms, certain unrecognized actuarial gains and losses and unrecognized prior service costs or credits are recorded as regulatory assets and liabilities, rather than OCI.

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

Recently Adopted

Fair Value Measurement — In May 2011, the FASB issued Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (ASU No. 2011-04), which provides clarifications regarding existing fair value measurement principles and disclosure requirements, and also specific new guidance for items such as measurement of instruments classified within stockholders’ equity.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  PSCo implemented the accounting and disclosure guidance effective Jan. 1, 2012, and the implementation did not have a material impact on its consolidated financial statements.  For required fair value measurement disclosures, see Notes 8 and 10.

Presentation of Comprehensive Income — In June 2011, the FASB issued Comprehensive Income (Topic 220) — Presentation of Comprehensive Income (ASU No. 2011-05), which requires the presentation of the components of net income, the components of OCI and total comprehensive income in either a single continuous financial statement of comprehensive income or in two separate, but consecutive financial statements of net income and comprehensive income.  These updates do not affect the items reported in OCI or the guidance for reclassifying such items to net income.  These requirements were effective for interim and annual periods beginning after Dec. 15, 2011.  PSCo implemented the financial statement presentation guidance effective Jan. 1, 2012.

Index

Recently Issued

Balance Sheet Offsetting — In December 2011, the FASB issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (ASU No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU 2013-01) to clarify the specific instruments and activities that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and are effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  PSCo does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

Comprehensive Income Disclosures— In February 2013, the FASB issued Comprehensive Income (Topic 220) -– Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires detailed disclosures of the amounts reclassified out of accumulated other comprehensive income.  These disclosure requirements do not change how net income or comprehensive income are presented in the consolidated financial statements.  These disclosure requirements are effective for annual reporting periods beginning on or after Dec. 15, 2012, and interim periods within those annual reporting periods.  PSCo does not expect the implementation of this disclosure guidance to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Accounts receivable, net
Accounts receivable	$299,379	$341,737
Less allowance for bad debts	(21,918)	(24,698)
	$277,461	$317,039

(Thousands of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Inventories
Materials and supplies	$54,486	$53,318
Fuel	89,246	94,874
Natural gas	80,062	105,805
	$223,794	$253,997

(Thousands of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Property, plant and equipment, net
Electric plant	$9,782,163	$9,469,434
Natural gas plant	2,583,394	2,456,275
Common and other property	761,712	763,513
Plant to be retired (a)	152,730	151,184
Construction work in progress	506,225	242,095
Total property, plant and equipment	13,786,224	13,082,501
Less accumulated depreciation	(3,755,233)	(3,606,930)
	$10,030,991	$9,475,571

(a)
In 2010, in response to the CACJA, the CPUC approved the early retirement of Cherokee Units 1, 2 and 3, Arapahoe Unit 3 and Valmont Unit 5 between 2011 and 2017.  In 2011, Cherokee Unit 2 was retired and in 2012, Cherokee Unit 1 was retired.  Amounts are presented net of accumulated depreciation.  See Item 1 –  Public Utility Regulation for further discussion.

Index

4.	Borrowings and Other Financing Instruments

Short-Term Borrowings

Money Pool — Xcel Energy Inc. and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries.  Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc.  PSCo had no borrowings outstanding during the three months ended Dec. 31, 2012.  The following table presents the money pool borrowings for PSCo:

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2012	Twelve Months Ended Dec. 31, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$250	$250	$250
Amount outstanding at period end	-	-	-
Average amount outstanding	0.3	3	8
Maximum amount outstanding	8	53	84
Weighted average interest rate, computed on a daily basis	0.33%	0.35%	0.33%
Weighted average interest rate at end of period	N/A	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  The following tables present commercial paper outstanding for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2012
Borrowing limit	$700
Amount outstanding at period end	154
Average amount outstanding	20
Maximum amount outstanding	165
Weighted average interest rate, computed on a daily basis	0.34%
Weighted average interest rate at end of period	0.35

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2012	Twelve Months Ended Dec. 31, 2011	Twelve Months Ended Dec. 31, 2010
Borrowing limit	$700	$700	$675
Amount outstanding at period end	154	-	269
Average amount outstanding	8	73	49
Maximum amount outstanding	165	304	275
Weighted average interest rate, computed on a daily basis	0.33%	0.37%	0.37%
Weighted average interest rate at end of period	0.35	N/A	0.42

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations.  At Dec. 31, 2012 and 2011, there were $4.0 million and $4.9 million of letters of credit outstanding, respectively.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

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

At Dec. 31, 2012, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility	Drawn (a)	Available
$700.0	$158.0	$542.0

(a)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  PSCo had no direct advances on the credit facility outstanding at Dec. 31, 2012 and 2011.

Index

Amended Credit Agreement —In July 2012, PSCo entered into an amended five-year credit agreement with a syndicate of banks, replacing the previous four-year credit agreement. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with an improvement in pricing and an extension of maturity from March 2015 to July 2017. The Eurodollar borrowing margin on the line of credit was reduced from a range of 100 to 200 basis points per year, to a range of 87.5 to 175 basis points per year based on applicable long-term credit ratings.  The commitment fees, calculated on the unused portion of the line of credit, were reduced from a range of 10 to 35 basis points per year, to a range of 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

PSCo has the right to request an extension of the revolving termination date for two additional one-year periods, subject to majority bank group approval.

Other features of PSCo’s credit facility include:

•	The credit facility may be increased by up to $100 million.
•
The credit facility has a financial covenant requiring that PSCo’s debt-to-total capitalization ratio be less than or equal to 65 percent.  PSCo was in compliance as its debt-to-total capitalization ratio was 45 percent at Dec. 31, 2012. If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

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

In September 2012, PSCo issued $300 million of 2.25 percent first mortgage bonds due Sept. 15, 2022 and $500 million of 3.60 percent first mortgage bonds due Sept. 15, 2042.  In August 2011, PSCo issued $250 million of 4.75 percent first mortgage bonds due Aug. 15, 2041.

In October 2012, PSCo redeemed $48.75 million of 5.10 percent bonds due Jan. 1, 2019.

Maturities of long-term debt are as follows:

(Millions of Dollars)
2013	$256
2014	282
2015	8
2016	8
2017	135

PSCo plans to refinance the current portion of long-term debt coming due in 2013.

Deferred Financing Costs — Other assets included deferred financing costs of approximately $23.0 million and $18.5 million, net of amortization, at Dec. 31, 2012 and 2011, respectively.  PSCo is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — PSCo’s dividends are subject to the FERC’s jurisdiction under the Federal Power Act, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

PSCo’s most restrictive dividend limitation is imposed by its credit facility, which requires that the debt-to-total capitalization ratio be less than or equal to 65 percent.

Index

5.	Preferred Stock

PSCo has authorized the issuance of preferred stock.

Preferred Shares Authorized	Par Value	Preferred Shares Outstanding
10,000,000	$0.01	None

6.	Joint Ownership of Generation, Transmission and Gas Facilities

Following are the investments by PSCo in jointly owned generation, transmission and gas facilities and the related ownership percentages as of Dec. 31, 2012:

(Thousands of Dollars)	Plant in Service	Accumulated Depreciation	Construction Work in Progress	Ownership %
Electric Generation:
Hayden Unit 1	$94,977	$61,576	$-	75.5
Hayden Unit 2	119,752	55,806	258	37.4
Hayden Common Facilities	34,876	15,132	162	53.1
Craig Units 1 and 2	56,091	33,800	1,507	9.7
Craig Common Facilities 1, 2 and 3	35,921	16,655	510	6.5 - 9.7
Comanche Unit 3	875,745	46,609	890	66.7
Comanche Common Facilities	17,127	401	573	82.0
Electric Transmission:
Transmission and other facilities, including substations	149,624	58,657	1,759	Various
Gas Transportation:
Rifle to Avon	16,278	6,324	-	60.0
Total	$1,400,391	$294,960	$5,659

PSCo has approximately 830 MW of jointly owned generating capacity.  PSCo’s share of operating expenses and construction expenditures are included in the applicable utility accounts.  Each of the respective owners is responsible for providing its own financing.

7.	Income Taxes

Prescription drug tax benefit — In the third quarter of 2012, PSCo implemented a tax strategy related to the allocation of funding of PSCo’s retiree prescription drug plan.  This strategy restored a portion of the tax benefit associated with federal subsidies for prescription drug plans that had been accrued since 2004 and was expensed in 2010.  As a result, PSCo recognized approximately $17 million of income tax benefit.

Medicare Part D — In March 2010, the Patient Protection and Affordable Care Act was signed into law.  The law includes provisions to generate tax revenue to help offset the cost of the new legislation.  One of these provisions reduces the deductibility of retiree health care costs to the extent of federal subsidies received by plan sponsors that provide retiree prescription drug benefits equivalent to Medicare Part D coverage, beginning in 2013.

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in September 2013.  In the third quarter of 2012, the IRS commenced an examination of tax years 2010 and 2011.  As of Dec. 31, 2012, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of Dec. 31, 2012, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2006.  In the fourth quarter of 2012, the state of Colorado commenced an examination of tax years 2006 through 2009.  As of Dec. 31, 2012, no material adjustments had been proposed for these years.  As of Dec. 31, 2012, there were no other state income tax audits in progress.

Index

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Unrecognized tax benefit - Permanent tax positions	$1.3	$0.5
Unrecognized tax benefit - Temporary tax positions	8.3	10.9
Total unrecognized tax benefit	$9.6	$11.4

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2012	2011	2010
Balance at Jan. 1	$11.4	$11.6	$7.2
Additions based on tax positions related to the current year	1.9	3.4	4.1
Reductions based on tax positions related to the current year	(1.5)	(0.8)	(0.2)
Additions for tax positions of prior years	2.0	5.8	1.6
Reductions for tax positions of prior years	(4.2)	(0.9)	(1.1)
Settlements with taxing authorities	-	(7.7)	-
Balance at Dec. 31	$9.6	$11.4	$11.6

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2012	Dec. 31, 2011
NOL and tax credit carryforwards	$(5.3)	$(3.7)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume.  At this time, due to the uncertain nature of the audit process, an overall range of possible change cannot be reasonably estimated.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at Dec. 31, 2012, 2011, and 2010 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2012, 2011 or 2010.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset.  NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2012	2011
Federal NOL carryforward	$264.7	$391.6
Federal tax credit carryforwards	16.2	15.5
State NOL carryforwards	595.1	566.8
State tax credit carryforwards, net of federal detriment	11.6	9.4

The federal carryforward periods expire between 2021 and 2031.  The state carryforward periods expire between 2015 and 2031.

Index

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.  The following reconciles such differences for the years ending Dec. 31:

	2012	2011	2010
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
Prescription drug tax benefit and Medicare Part D	(2.5)	(0.1)	1.6
Tax credits recognized, net of federal income tax expense	(0.6)	(0.8)	(0.8)
Regulatory differences — utility plant items	(0.6)	(0.2)	(0.5)
State income taxes, net of federal income tax benefit	2.3	2.5	1.0
Change in unrecognized tax benefits	0.1	(0.1)	-
Life insurance policies	-	-	(1.4)
Other, net	-	0.2	1.5
Effective income tax rate	33.7%	36.5%	36.4%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2012	2011	2010
Current federal tax expense	$176,354	$1,889	$76,228
Current state tax expense (benefit)	24,502	(796)	(461)
Current change in unrecognized tax (benefit) expense	(3,447)	3,326	1,246
Deferred federal tax expense	38,309	207,620	146,501
Deferred state tax (benefit) expense	(4,424)	22,994	9,280
Deferred change in unrecognized tax expense (benefit)	4,207	(4,059)	(920)
Deferred investment tax credits	(2,957)	(2,613)	(2,693)
Total income tax expense	$232,544	$228,361	$229,181

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2012	2011	2010
Deferred tax expense excluding items below	$41,233	$216,393	$160,543
Tax benefit allocated to other comprehensive income and other	6,433	12,149	393
Amortization and adjustments to deferred income taxes on income
tax regulatory assets and liabilities	(9,574)	(1,987)	(6,075)
Deferred tax expense	$38,092	$226,555	$154,861

The components of the net deferred tax liability (current and noncurrent) at Dec. 31 were as follows:

(Thousands of Dollars)	2012	2011
Deferred tax liabilities:
Difference between book and tax bases of property	$1,838,065	$1,823,058
Employee benefits	99,286	130,544
Other	128,453	113,489
Total deferred tax liabilities	$2,065,804	$2,067,091
Deferred tax assets:
NOL carryforward	$129,829	$169,688
Unbilled revenue — fuel costs	54,353	61,118
Tax credit carryforward	27,752	24,972
Deferred investment tax credits	15,992	16,985
Regulatory liabilities	14,164	14,693
Other	40,382	37,536
Total deferred tax assets	$282,472	$324,992
Net deferred tax liability	$1,783,332	$1,742,099

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

Xcel Energy, which includes PSCo, offers various benefit plans to its employees.  Approximately 75 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements.  At Dec. 31, 2012, PSCo had 2,011 bargaining employees covered under a collective-bargaining agreement, which expires in May 2014.

The plans invest in various instruments which are disclosed under the accounting guidance for fair value measurements which establishes a hierarchical framework for disclosing the observability of the inputs utilized in measuring fair value.  The three levels in the hierarchy and examples of each level are as follows:

Level 1 — Quoted prices are available in active markets for identical assets as of the reporting date.  The types of assets included in Level 1 are highly liquid and actively traded instruments with quoted prices, such as common stocks listed by the New York Stock Exchange.

Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date.  The types of assets included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs, such as corporate bonds with pricing based on market interest rate curves and recent trades of similarly rated securities.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan.  The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants.  The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans.  The total obligations of the SERP and nonqualified plan as of Dec. 31, 2012 and 2011 were $39.4 million and $54.8 million, respectively, of which $4.1 million and $4.5 million were attributable to PSCo.   In 2012 and 2011, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $15.6 million and $5.7 million, respectively, of which $0.7 million and $0.8 million were attributable to PSCo. Benefits for these unfunded plans are paid out of Xcel Energy’s consolidated operating cash flows.

Xcel Energy Inc. and PSCo base the investment-return assumption on expected long-term performance for each of the investment types included in the pension asset portfolio and consider the historical returns achieved by the asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts.  The pension cost determination assumes a forecasted mix of investment types over the long term.  Investment returns were above the assumed levels of 6.65, 7.00 and 7.84 percent in 2012, 2011 and 2010, respectively.  Xcel Energy Inc. and PSCo continually review the pension assumptions.  In 2013, PSCo’s expected investment-return assumption is 6.47 percent.

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

Index

The following table presents the target pension asset allocations for PSCo:

	2012	2011
Domestic and international equity securities	20%	23%
Long-duration fixed income securities	50	31
Short-to-intermediate term fixed income securities	9	10
Alternative investments	19	33
Cash	2	3
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, PSCo’s pension plan assets that are measured at fair value as of Dec. 31, 2012 and 2011:

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$49,367	$-	$-	$49,367
Derivatives	-	7,190	-	7,190
Government securities	-	159,137	-	159,137
Corporate bonds	-	248,759	-	248,759
Asset-backed securities	-	-	4,604	4,604
Mortgage-backed securities	-	-	12,058	12,058
Common stock	21,560	-	-	21,560
Private equity investments	-	-	47,056	47,056
Commingled funds	-	495,697	-	495,697
Real estate	-	-	19,273	19,273
Securities lending collateral obligation and other	-	(9,393)	-	(9,393)
Total	$70,927	$901,390	$82,991	$1,055,308

	Dec. 31, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$60,405	$-	$-	$60,405
Derivatives	-	3,101	-	3,101
Government securities	-	190,555	-	190,555
Corporate bonds	-	210,182	-	210,182
Asset-backed securities	-	-	9,824	9,824
Mortgage-backed securities	-	-	23,614	23,614
Common stock	20,793	-	-	20,793
Private equity investments	-	-	49,489	49,489
Commingled funds	-	410,243	-	410,243
Real estate	-	-	11,230	11,230
Securities lending collateral obligation and other	-	(20,229)	-	(20,229)
Total	$81,198	$793,852	$94,157	$969,207

Index

The following tables present the changes in PSCo’s Level 3 pension plan assets for the years ended Dec. 31, 2012, 2011 and 2010:

(Thousands of Dollars)	Jan. 1, 2012	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances, and Settlements, Net	Dec. 31, 2012
Asset-backed securities	$9,824	$1,175	$(1,597)	$(4,798)	$4,604
Mortgage-backed securities	23,614	550	(625)	(11,481)	12,058
Private equity investments	49,489	5,206	(7,001)	(638)	47,056
Real estate	11,230	6	1,843	6,194	19,273
Total	$94,157	$6,937	$(7,380)	$(10,723)	$82,991

(Thousands of Dollars)	Jan. 1, 2011	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances, and Settlements, Net	Dec. 31, 2011
Asset-backed securities	$8,399	$713	$(744)	$1,456	$9,824
Mortgage-backed securities	36,134	320	(1,774)	(11,066)	23,614
Private equity investments	36,420	1,229	3,925	7,915	49,489
Real estate	21,962	(190)	6,000	(16,542)	11,230
Total	$102,915	$2,072	$7,407	$(18,237)	$94,157

(Thousands of Dollars)	Jan. 1, 2010	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances, and Settlements, Net	Dec. 31, 2010
Asset-backed securities	$14,333	$1,014	$(782)	$(6,166)	$8,399
Mortgage-backed securities	44,296	4,127	(4,201)	(8,088)	36,134
Private equity investments	24,415	(300)	4,696	7,609	36,420
Real estate	19,838	(338)	2,375	87	21,962
Total	$102,882	$4,503	$2,088	$(6,558)	$102,915

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for PSCo is presented in the following table:

(Thousands of Dollars)	2012	2011
Accumulated Benefit Obligation at Dec. 31	$1,178,447	$1,036,749

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$1,047,373	$971,805
Service cost	22,719	17,726
Interest cost	51,192	52,234
Plan amendments	626	-
Actuarial loss	138,259	66,766
Benefit payments	(65,798)	(61,158)
Obligation at Dec. 31	$1,194,371	$1,047,373

(Thousands of Dollars)	2012	2011
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$969,207	$849,469
Actual return on plan assets	110,113	120,325
Employer contributions	41,786	60,571
Benefit payments	(65,798)	(61,158)
Fair value of plan assets at Dec. 31	$1,055,308	$969,207

(Thousands of Dollars)	2012	2011
Funded Status of Plans at Dec. 31:
Funded status (a)	$(139,063)	$(78,166)

(a)	Amounts are recognized in noncurrent liabilities on PSCo’s consolidated balance sheets.

Index

(Thousands of Dollars)	2012	2011
PSCo Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$509,867	$450,405
Prior service credit	(22,864)	(22,636)
Total	$487,003	$427,769

(Thousands of Dollars)	2012	2011
Amounts Related to the Funded Status of the Plans Have Been Recorded as
Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$33,177	$36,052
Noncurrent regulatory assets	453,826	391,717
Total	$487,003	$427,769

Measurement Date	Dec. 31, 2012	Dec. 31, 2011

	2012	2011
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.00%	5.00%
Expected average long-term increase in compensation level	3.75	4.00
Mortality table	RP 2000	RP 2000

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

The Pension Protection Act changed the minimum funding requirements for defined benefit pension plans beginning in 2008.  The following are the pension funding contributions, both voluntary and required, made by Xcel Energy for 2011 through January 2013:

•	In January 2013, contributions of $191.5 million were made across four of Xcel Energy’s pension plans, of which $44.3 million was attributable to PSCo;
•	In 2012, contributions of $198.1 million were made across four of Xcel Energy’s pension plans, of which $41.8 million was attributable to PSCo;
•	In 2011, contributions of $137.3 million were made across three of Xcel Energy’s pension plans, of which $60.5 million was attributable to PSCo;
•	For future years, Xcel Energy and PSCo anticipate contributions will be made as necessary.

Plan Amendments — Xcel Energy, which includes PSCo, amended the plan in 2012 to allow a one time transfer of a portion of qualifying obligations from the nonqualified pension plan into the qualified pension plans.  Xcel Energy and PSCo also modified the benefit formula for nonbargaining and bargaining new hires beginning in 2012 to a reduced benefit level.

Benefit Costs — The components of PSCo’s net periodic pension cost were:

(Thousands of Dollars)	2012	2011	2010
Service cost	$22,719	$17,726	$16,142
Interest cost	51,192	52,234	52,639
Expected return on plan assets	(65,302)	(67,946)	(73,609)
Amortization of prior service cost	228	222	204
Amortization of net loss	34,332	28,126	19,927
Net periodic pension cost	$43,169	$30,362	$15,303

	2012	2011	2010
Significant Assumptions Used to Measure Costs:
Discount rate	5.00%	5.50%	6.00%
Expected average long-term increase in compensation level	4.00	4.00	4.00
Expected average long-term rate of return on assets	6.65	7.00	7.84

Index

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy Inc., costs are allocated to PSCo based on Xcel Energy Services Inc. employees’ labor costs.  Amounts allocated to PSCo were $9.6 million, $6.8 million and $5.1 million in 2012, 2011 and 2010, respectively.  Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan.  The return assumption used for 2013 pension cost calculations is 6.47 percent.  The cost calculation uses a market-related valuation of pension assets.  Xcel Energy, including PSCo, uses a calculated value method to determine the market-related value of the plan assets.  The market-related value begins with the fair market value of assets as of the beginning of the year.  The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year.  As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes PSCo, maintains 401(k) and other defined contribution plans that cover substantially all employees.  The contributions to these plans for PSCo were approximately $8.6 million in 2012, $8.5 million in 2011 and $8.4 million in 2010.

Postretirement Health Care Benefits

Xcel Energy, which includes PSCo, has a contributory health and welfare benefit plan that provides health care and death benefits to certain retirees.  Xcel Energy discontinued contributing toward health care benefits for former NCE, which includes PSCo, nonbargaining employees retiring after June 30, 2003.  Employees of NCE who retired in 2002 continue to receive employer-subsidized health care benefits.  Nonbargaining employees of the former NCE who retired after 1998, bargaining employees of the former NCE who retired after 1999 and nonbargaining employees of NCE who retired after June 30, 2003, are eligible to participate in the Xcel Energy health care program with no employer subsidy.

In 1993, Xcel Energy Inc. and PSCo adopted accounting guidance regarding other non-pension postretirement benefits and elected to amortize the unrecognized APBO on a straight-line basis over 20 years.

Regulatory agencies for nearly all retail and wholesale utility customers have allowed rate recovery of accrued postretirement benefit costs.  The Colorado jurisdictional postretirement benefit costs deferred during the transition period were amortized to expense on a straight-line basis over the 15-year period from 1998 to 2012.  PSCo transitioned to full accrual accounting for postretirement benefit costs between 1993 and 1997.

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

Xcel Energy Inc. and PSCo base the investment-return assumptions for the postretirement health care fund assets on expected long-term performance for each of the investment types included in the asset portfolio.  The assets are invested in a portfolio according to Xcel Energy Inc.’s and PSCo’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize the necessity of contributions to the plan, within appropriate levels of risk.  The principal mechanism for achieving these objectives is the projected allocation of assets to selected asset classes, given the long-term risk, return, correlation and liquidity characteristics of each particular asset class.  There were no significant concentrations of risk in any particular industry, index, or entity.  Investment-return volatility is not considered to be a material factor in postretirement health care costs.

Index

The following tables present, for each of the fair value hierarchy levels, PSCo’s postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2012 and 2011:

	Dec. 31, 2012
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$80,852	$-	$-	$80,852
Derivatives	-	4	-	4
Government securities	-	65,059	-	65,059
Insurance contracts	-	44,295	-	44,295
Corporate bonds	-	38,806	-	38,806
Asset-backed securities	-	-	670	670
Mortgage-backed securities	-	-	35,394	35,394
Commingled funds	-	202,331	-	202,331
Other	-	(41,494)	-	(41,494)
Total	$80,852	$309,001	$36,064	$425,917

	Dec. 31, 2011
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$51,203	$-	$-	$51,203
Derivatives	-	11,608	-	11,608
Government securities	-	57,937	-	57,937
Corporate bonds	-	54,244	-	54,244
Asset-backed securities	-	-	6,941	6,941
Mortgage-backed securities	-	-	24,038	24,038
Preferred stock	-	373	-	373
Common stock	351	-	-	351
Private equity investments	-	-	479	479
Commingled funds	-	178,951	-	178,951
Real estate	-	-	144	144
Securities lending collateral obligation and other	-	(9,761)	-	(9,761)
Total	$51,554	$293,352	$31,602	$376,508

The following tables present the changes in PSCo’s Level 3 postretirement benefit plan assets for the years ended Dec. 31, 2012, 2011 and 2010:

(Thousands of Dollars)	Jan. 1, 2012	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances, and Settlements, Net	Dec. 31, 2012
Asset-backed securities	$6,941	$(293)	$1,669	$(7,647)	$670
Mortgage-backed securities	24,038	(641)	3,429	8,568	35,394
Private equity investments	479	-	(65)	(414)	-
Real estate	144	-	35	(179)	-
Total	$31,602	$(934)	$5,068	$328	$36,064

(Thousands of Dollars)	Jan. 1, 2011	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances, and Settlements, Net	Dec. 31, 2011
Asset-backed securities	$2,427	$(8)	$(979)	$5,501	$6,941
Mortgage-backed securities	17,461	(1,469)	1,714	6,332	24,038
Private equity investments	1,018	12	9	(560)	479
Real estate	614	(2)	206	(674)	144
Total	$21,520	$(1,467)	$950	$10,599	$31,602

Index

(Thousands of Dollars)	Jan. 1, 2010	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances, and Settlements, Net	Dec. 31, 2010
Asset-backed securities	$7,491	$(198)	$680	$(5,546)	$2,427
Mortgage-backed securities	41,594	(698)	3,092	(26,527)	17,461
Private equity investments	684	(8)	131	211	1,018
Real estate	556	(9)	67	-	614
Total	$50,325	$(913)	$3,970	$(31,862)	$21,520

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for PSCo is presented in the following table:

(Thousands of Dollars)	2012	2011
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$507,734	$543,484
Service cost	2,825	3,625
Interest cost	24,527	28,391
Medicare subsidy reimbursements	2,185	1,977
Early Retiree Reinsurance Program proceeds shared with retirees	-	371
Plan amendments	(1,541)	(23,704)
Plan participants’ contributions	4,042	3,667
Actuarial loss (gain)	92,694	(15,784)
Benefit payments	(32,635)	(34,293)
Obligation at Dec. 31	$599,831	$507,734

(Thousands of Dollars)	2012	2011
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$376,508	$377,831
Actual return on plan assets	50,473	545
Plan participants’ contributions	4,042	3,667
Employer contributions	27,529	28,758
Benefit payments	(32,635)	(34,293)
Fair value of plan assets at Dec. 31	$425,917	$376,508

(Thousands of Dollars)	2012	2011
Funded Status at Dec. 31:
Funded status (a)	$(173,914)	$(131,226)

(a)	Amounts are recognized in noncurrent liabilities on PSCo’s consolidated balance sheets.

(Thousands of Dollars)	2012	2011
PSCo Amounts Not Yet Recognized as Components of Net Periodic Cost:
Net loss	$198,983	$142,631
Prior service credit	(39,531)	(43,140)
Transition obligation	785	11,789
Total	$160,237	$111,280

Index

(Thousands of Dollars)	2012	2011
Amounts Related to the Funded Status of the Plans Have Been Recorded as
Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$4,597	$21,623
Noncurrent regulatory assets	155,640	89,657
Total	$160,237	$111,280

Measurement Date	Dec. 31, 2012	Dec. 31, 2011

	2012	2011
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.10%	5.00%
Mortality table	RP 2000	RP 2000
Health care costs trend rate - initial	7.50%	6.31%

Effective Dec. 31, 2012, the initial medical trend rate was increased from 6.3 percent to 7.5 percent.  The ultimate trend assumption was reduced from 5.0 percent to 4.5 percent.  The period until the ultimate rate is reached is seven years.  Xcel Energy Inc. and PSCo base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A 1-percent change in the assumed health care cost trend rate would have the following effects on PSCo:

	One Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$52,839	$(42,474)
Service and interest components	3,154	(2,539)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans.  Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities, as discussed previously.  Xcel Energy, which includes PSCo, contributed $47.1 million and $49.0 million during 2012 and 2011, of which $27.5 million and $28.8 million were attributable to PSCo.  Xcel Energy expects to contribute approximately $21.8 million during 2013, of which $7.5 million is attributable to PSCo.

Plan Amendments — The 2011 decrease of the projected Xcel Energy and PSCo postretirement health and welfare benefit obligation for plan amendments is due to changes in the participant co-pay structure for certain retiree groups and the elimination of dental and vision benefits for some nonbargaining retirees.  The 2012 decrease of the projected Xcel Energy and PSCo postretirement health and welfare benefit obligation for plan amendments is due to the expected transition of certain participant groups to an external plan administrator.

Benefit Costs — The components of PSCo’s net periodic postretirement benefit cost were:

(Thousands of Dollars)	2012	2011	2010
Service cost	$2,825	$3,625	$2,965
Interest cost	24,527	28,391	28,139
Expected return on plan assets	(25,056)	(27,961)	(24,518)
Amortization of transition obligation	11,004	11,004	11,004
Amortization of prior service cost	(5,150)	(2,913)	(2,913)
Amortization of net loss	10,930	8,942	7,629
Net periodic postretirement benefit cost	$19,080	$21,088	$22,306
Additional cost recognized due to effects of regulation	3,891	3,891	3,891
Net benefit cost recognized for financial reporting	$22,971	$24,979	$26,197

Index

	2012	2011	2010
Significant Assumptions Used to Measure Costs:
Discount rate	5.00%	5.50%	6.00%
Expected average long-term rate of return on assets	6.75	7.50	7.50

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy Inc., costs are allocated to PSCo based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists PSCo’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2013	$79,250	$38,635	$2,508	$36,127
2014	77,270	39,808	2,678	37,130
2015	76,025	41,101	2,842	38,259
2016	78,302	42,565	2,991	39,574
2017	78,703	43,341	3,155	40,186
2018-2022	411,231	225,887	17,923	207,964

9.	Other Income, Net

Other income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2012	2011	2010
Interest income	$3,603	$4,860	$3,296
COLI settlement	-	-	25,000
Other nonoperating income	2,233	2,512	1,758
Insurance policy expense	(1,100)	(359)	(937)
Other nonoperating expense	-	(12)	-
Other income, net	$4,736	$7,001	$29,117

COLI settlement — In 2010, Xcel Energy Inc., PSCo and PSRI entered into a settlement agreement with Provident related to all claims asserted by Xcel Energy Inc., PSCo and PSRI against Provident in a lawsuit associated with the discontinued COLI program.  Under the terms of the settlement, Xcel Energy Inc., PSCo and PSRI were paid $25 million by Provident and Reassure America Life Insurance Company in 2010.  The $25 million proceeds were not subject to income taxes.

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

Derivative Instruments Fair Value Measurements

PSCo enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates, utility commodity prices and vehicle fuel prices.

Interest Rate Derivatives — PSCo enters into various instruments that effectively fix the interest payments on certain floating rate debt obligations or effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period.  These derivative instruments are generally designated as cash flow hedges for accounting purposes.

At Dec. 31, 2012, accumulated other comprehensive losses related to interest rate derivatives included $0.5 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges.

In conjunction with the PSCo debt issuance in September 2012, PSCo settled interest rate hedging instruments with a notional amount of $250 million with cash payments of $44.7 million.  This loss is classified as a component of accumulated other comprehensive loss on the consolidated balance sheet, net of tax, and is being reclassified to earnings over the term of the hedged interest payments.  See Note 4 for further discussion of long-term borrowings.

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

At Dec. 31, 2012, PSCo had various vehicle fuel related contracts designated as cash flow hedges extending through December 2016.  PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the years ended Dec. 31, 2012 and 2011.

At Dec. 31, 2012, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of any amounts credited to customers under margin-sharing mechanisms.

Index

The following table details the gross notional amounts of commodity forwards and options at Dec. 31, 2012 and 2011:

(Amounts in Thousands) (a)(b)	Dec. 31, 2012	Dec. 31, 2011
MWh of electricity	813	1,299
MMBtu of natural gas	646	32,053
Gallons of vehicle fuel	307	270

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

Consideration of Credit Risk and Concentrations — PSCo continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment, as well as an assessment of the impact of PSCo’s own credit risk when determining the fair value of derivative liabilities, the impact of considering credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

PSCo employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures.  Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.  At Dec. 31, 2012, four of PSCo’s 10 most significant counterparties, comprising $31.2 million or 28 percent of this credit exposure at Dec. 31, 2012, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  The remaining six significant counterparties, comprising $60.8 million or 55 percent of this credit exposure at Dec. 31, 2012, were not rated by these agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.  All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive income (loss), included in the consolidated statements of common stockholder’s equity and in the consolidated statement of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2012	2011	2010
Accumulated other comprehensive (loss) income related to cash flow hedges at Jan. 1	$(12,377)	$7,457	$8,101
After-tax net unrealized losses related to derivatives accounted for as hedges	(9,311)	(18,328)	(63)
After-tax net realized gains on derivative transactions reclassified into earnings	(1,183)	(1,506)	(581)
Accumulated other comprehensive (loss) income related to cash flow hedges at Dec. 31	$(22,871)	$(12,377)	$7,457

The following tables detail the impact of derivative activity during the years ended Dec. 31, 2012, 2011 and 2010, on accumulated other comprehensive income (loss), regulatory assets and liabilities, and income:

	Year Ended Dec. 31, 2012
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(15,082)	$-	$(1,819)	(a)	$-		$-
Vehicle fuel and other commodity	63	-	(89)	(e)	-		-
Total	$(15,019)	$-	$(1,908)		$-		$-

Other derivative instruments
Commodity trading	$-	$-	$-		$-		$2	(b)
Natural gas commodity	-	(7,727)	-		61,820	(d)	(137)	(c)
Total	$-	$(7,727)	$-		$61,820		$(135)

Index

	Year Ended Dec. 31, 2011
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(29,630)	$-	$(2,337)	(a)	$-		$-
Vehicle fuel and other commodity	76	-	(92)	(e)	-		-
Total	$(29,554)	$-	$(2,429)		$-		$-

Other derivative instruments
Commodity trading	$-	$-	$-		$-		$88	(b)
Natural gas commodity	-	(85,357)	-		70,811	(d)	(382)	(c)
Total	$-	$(85,357)	$-		$70,811		$(294)

	Year Ended Dec. 31, 2010

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Income	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Income		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(2,336)	(a)	$-		$-
Vehicle fuel and other commodity	(101)	-	1,399	(e)	-		-
Total	$(101)	$-	$(937)		$-		$-

Other derivative instruments
Commodity trading	$-	$-	$-		$-		$(1,058)	(b)
Natural gas commodity	-	(83,295)	-		40,862	(d)	-
Other	-	-	-		-		135	(b)
Total	$-	$(83,295)	$-		$40,862		$(923)

(a)	Amounts are recorded to interest charges.
(b)
Amounts are recorded to electric operating revenues.  Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.

(c)	Amounts are recorded to electric fuel and purchased power.
(d)
Amounts for the years ended Dec. 31, 2012, 2011 and 2010, include $5.0 million, $12.7 million and $9.8 million of settlement losses, respectively, on derivatives utilized to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate.  The remaining settlement losses for the years ended Dec. 31, 2012, 2011 and 2010 relate to natural gas operations and are recorded to cost of natural gas sold and transported.  These losses are subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate.

(e)	Amounts are recorded to O&M expenses.

PSCo had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2012, 2011 and 2010.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions of the derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale (NPNS) contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings.  If the credit ratings of PSCo were downgraded below investment grade, derivative instruments reflected in a $4.6 million and $6.9 million gross liability position on the consolidated balance sheets at Dec. 31, 2012 and 2011, respectively, would have required PSCo to post collateral or settle outstanding contracts, including NPNS contracts, which would have resulted in payments of $4.6 million and $9.2 million at Dec. 31. 2012 and 2011, respectively, inclusive of the impacts of offsetting asset positions with the applicable counterparties.  At Dec. 31, 2012 and 2011, there was no collateral posted on these specific contracts.

Index

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2012 and 2011.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2012:

	Dec. 31, 2012
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$43	$-	$43	$-	$43
Other derivative instruments:
Commodity trading	-	6,432	-	6,432	(3,301)	3,131
Natural gas commodity	-	7	-	7	(7)	-
Total current derivative assets	$-	$6,482	$-	$6,482	$(3,308)	3,174
PPAs (a)						1,715
Current derivative instruments						$4,889

Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$39	$-	$39	$-	$39
Other derivative instruments:
Commodity trading	-	3,768	-	3,768	(1,546)	2,222
Total noncurrent derivative assets	$-	$3,807	$-	$3,807	$(1,546)	2,261
PPAs (a)						8,607
Noncurrent derivative instruments						$10,868

Current derivative liabilities
Other derivative instruments:
Commodity trading	$-	$5,958	$-	$5,958	$(2,712)	$3,246
Natural gas commodity	-	85	-	85	(7)	78
Total current derivative liabilities	$-	$6,043	$-	$6,043	$(2,719)	3,324
PPAs (a)						5,429
Current derivative instruments						$8,753

Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$-	$3,450	$-	$3,450	$(1,546)	$1,904
Total noncurrent derivative liabilities	$-	$3,450	$-	$3,450	$(1,546)	1,904
PPAs (a)						28,701
Noncurrent derivative instruments						$30,605

(a)
In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, PSCo began recording several long-term PPAs at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, PSCo qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

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

Index

The following table presents for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2011:

	Dec. 31, 2011
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$76	$-	$76	$(76)	$-
Other derivative instruments:
Commodity trading	-	6,550	-	6,550	(3,712)	2,838
Total current derivative assets	$-	$6,626	$-	$6,626	$(3,788)	2,838
PPAs (a)						2,092
Current derivative instruments						$4,930

Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$48	$-	$48	$-	$48
Other derivative instruments:
Commodity trading	-	8,292	-	8,292	(3,305)	4,987
Total noncurrent derivative assets	$-	$8,340	$-	$8,340	$(3,305)	5,035
PPAs (a)						10,322
Noncurrent derivative instruments						$15,357

Current derivative liabilities
Derivatives designated as cash flow hedges:
Interest rate	$-	$29,630	$-	$29,630	$-	$29,630
Other derivative instruments:
Commodity trading	-	6,076	-	6,076	(2,846)	3,230
Natural gas commodity	-	54,525	-	54,525	(7,410)	47,115
Total current derivative liabilities	$-	$90,231	$-	$90,231	$(10,256)	79,975
PPAs (a)						5,543
Current derivative instruments						$85,518

Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$-	$7,502	$-	$7,502	$(3,305)	$4,197
Total noncurrent derivative liabilities	$-	$7,502	$-	$7,502	$(3,305)	4,197
PPAs (a)						34,128
Noncurrent derivative instruments						$38,325

(a)
In 2003, as a result of implementing new guidance on the normal purchase exception for derivative accounting, PSCo began recording several long-term PPAs at fair value due to accounting requirements related to underlying price adjustments.  As these purchases are recovered through normal regulatory recovery mechanisms, the changes in fair value for these contracts were offset by regulatory assets and liabilities.  During 2006, PSCo qualified these contracts under the normal purchase exception.  Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

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

Index

There were no Level 3 recurring fair value measurements at Dec. 31 2012, 2011, and 2010.  The following table presents the changes in Level 3 commodity derivatives for the year ended Dec. 31, 2010:

(Thousands of Dollars)	Year Ended Dec. 31, 2010
Balance at Jan. 1	$804
Purchases	(135)
Settlements	(300)
Transfers out of Level 3	(1,887)
Net transactions recorded during the period:
Gains recognized in earnings (a)	1,518
Balance at Dec. 31	$-

(a)	These amounts relate to commodity derivatives held at the end of the period.

PSCo recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for the years ended Dec. 31, 2012 and 2011.  The following table presents the transfers that occurred from Level 3 to Level 2 during the year ended Dec. 31, 2010:

(Thousands of Dollars)	Year Ended Dec. 31, 2010
Commodity trading derivatives not designated as cash flow hedges:
Current assets	$1,888
Noncurrent assets	4,988
Current liabilities	(1,265)
Noncurrent liabilities	(3,724)
Total	$1,887

There were no transfers of amounts from Level 2 to Level 3, or any transfers to or from Level 1 for the year ended Dec. 31, 2010.  The transfer of amounts from Level 3 to Level 2 in the year ended Dec. 31, 2010 was due to the valuation of certain long-term derivative contracts for which observable commodity pricing forecasts became a more significant input during the period.

Fair Value of Long-Term Debt

As of Dec. 31, 2012 and 2011, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2012		2011
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,630,773	$4,131,866	$3,486,275	$4,020,083

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of Dec. 31, 2012 and 2011, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

11.	Rate Matters

Pending and Recently Concluded Regulatory Proceedings — CPUC

Base Rate

PSCo 2012 Gas and Steam Rate Case — In December 2012, PSCo filed a multi-year request with the CPUC to increase Colorado retail natural gas rates by $48.5 million in 2013 with subsequent step increases of $9.9 million in 2014 and $12.1 million in 2015.  PSCo also requested to increase Colorado retail steam rates by $1.6 million in 2013 with subsequent step increases of $0.9 million in 2014 and $2.3 million in 2015. Both requests are based on a 2013 forecast test year, a 10.5 percent ROE, a rate base of $1.3 billion for natural gas and $21 million for steam and an equity ratio of 56 percent.  Final rates are expected to be effective in the third quarter of 2013.

Index

PSCo is requesting an extension of its PSIA rider mechanism to collect the costs of accelerated pipeline integrity efforts, including system renewal projects.  PSCo estimates that the PSIA will increase by $26.8 million in 2014 with a subsequent step increase of $24.7 million in 2015 in addition to the proposed changes in base rate revenue.  In conjunction with the multi-year base rate step increases, PSCo is proposing a stay-out provision and an earnings test through the end of 2015.

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

In April 2012, the CPUC approved a comprehensive multi-year settlement agreement, which covers 2012 through 2014.  Key terms of the agreement include the following:

•
PSCo would implement an annual electric rate increase of $73 million in 2012.  The rate increase was effective on May 1, 2012.  In addition, PSCo will implement incremental electric rate increases of $16 million on Jan. 1, 2013 and $25 million on Jan. 1, 2014.  These rate increases are net of the shift of the costs from the PCCA and the TCA clauses to base rates.

•	The settlement reflects an authorized ROE of 10 percent and an equity ratio of 56 percent.
•
For 2012 through 2014, incremental property taxes in excess of $76.7 million (2010-2011 historic test year property taxes) will be deferred over a three-year period with the amortization effective the first year after the deferral.  To the extent that PSCo is successful in the manufacturer’s sales tax refund lawsuit, PSCo will credit such refunds first against legal fees incurred to obtain the refund and then against the deferred property tax balances outstanding at the end of the 2014.  Regarding the manufacturer’s sales tax refund case, PSCo was successful in the District Court and Court of Appeals, but in January 2013 the Colorado Supreme Court agreed to review this matter following an appeal by the Colorado Department of Revenue.  Briefing will be completed by both parties in the next few months. It is uncertain when the Colorado Supreme Court will issue its decision.

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

SmartGridCity (SGC) Cost Recovery — PSCo requested recovery of the revenue requirements associated with $45 million of capital and $4 million of annual O&M costs incurred to develop and operate SGC as part of its 2010 electric rate case.  In February 2011, the CPUC allowed recovery of approximately $28 million of the capital cost and all of the O&M costs.  In December 2011, PSCo requested CPUC approval for the recovery of the remaining capital investment in SGC and also provided the additional information requested.  On Jan. 17, 2013, the ALJ recommended denial of PSCo’s request for recovery of the remaining portion of the SGC investment.  On Feb. 6, 2013, PSCo filed exceptions to the ALJ recommendation requesting that the CPUC grant recovery of its investment.  However, as a result of the ALJ’s recommended decision denying recovery, PSCo recognized a $10.7 million pre-tax charge in 2012, representing the net book value of the disallowed investment, which is included in O&M expense.

Electric, Purchased Gas and Resource Adjustment Clauses

DSM and the DSMCA — The CPUC approved higher savings goals and a slightly higher financial incentive mechanism for PSCo’s electric DSM energy efficiency programs starting in 2012.  Savings goals are 330 GWh in 2012 and 356 GWh in 2013 with incentives awarded as one installment in the year following plan achievements.  PSCo is able to earn an incentive on 11 percent of net economic benefits at an achievement level of 130 percent and a maximum annual incentive of $30 million.

Index

The CPUC approved the PSCo electric and gas DSM budget of $115.5 million and $13.3 million, respectively, effective Jan. 1, 2013.  Energy efficiency and demand response related DSM costs are recovered through a combination of the DSMCA riders and base rates.  Electric DSMCA rates are designed to collect $26.8 million in 2013 with the remainder of the electric DSM expenditures collected through base rates.  DSMCA riders are adjusted biannually to capture program costs, performance incentives, and any over- or under-recoveries are trued-up in the following year.

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

In March 2012, the CPUC approved an annual margin sharing on the first $20 million of margins on hybrid REC trades of 80 percent to the customers and 20 percent to PSCo.  Margins in excess of the $20 million are to be shared 90 percent to the customers and 10 percent to PSCo.  The CPUC authorized PSCo to return to customers unspent carbon offset funds by crediting the RESA regulatory asset balance.  PSCo credited the RESA regulatory asset balance $46 million and $37 million in 2012 and 2011, respectively.  The credits include the customers’ share of REC trading margins and the customers’ share of carbon offset funds.

This sharing mechanism will be effective through 2014 to provide the CPUC an opportunity to review the framework and to review evidence regarding actual deliveries in relatively more complex markets.

Pending and Recently Concluded Regulatory Proceedings — FERC

Base Rate

PSCo Transmission Formula Rate Cases — In April 2012, PSCo filed with the FERC to revise the wholesale transmission formula rates from a historic test year formula rate to a forecast transmission formula rate and to establish formula ancillary services rates.  PSCo proposed that the formula rates be updated annually to reflect changes in costs, subject to a true-up.  The request would increase PSCo’s wholesale transmission and ancillary services revenue by approximately $2.0 million annually.  Various transmission customers taking service under the tariff protested the filing.  In June 2012, the FERC issued an order accepting the proposed transmission and ancillary services formula rates, suspending the increase to November 2012, subject to refund, and setting the case for settlement judge or hearing procedures.  PSCo has been engaged in discovery and initial settlement discussions with the intervenors and the FERC Staff.

Separately, several wholesale customers filed a complaint with the FERC in June 2012 seeking to have the transmission formula rate ROE reduced from 10.25 to 9.15 percent effective July 1, 2012.  If implemented, the ROE reduction would reduce PSCo transmission and ancillary rate revenues by approximately $1.8 million annually.  In October 2012, the FERC issued an order accepting the complaint, consolidating the complaint with the April 2012 formula rate change filing, establishing a refund effective date of July 1, 2012, and setting the complaint for settlement judge and hearing procedures.  The consolidated dockets are now in settlement discussions.  If PSCo, the FERC Staff and intervenors do not reach settlement, the dockets would proceed to a contested hearing.

PSCo 2011 Wholesale Electric Rate Case — In February 2011, PSCo filed with the FERC to change Colorado wholesale electric rates to formula based rates with an expected annual increase of $16.1 million for 2011.  The request was based on a 2011 forecast test year, a 10.9 percent ROE, a rate base of $407.4 million and an equity ratio of 57.1 percent.  The formula rate would be estimated each year for the following year and then trued-up to actual costs after the conclusion of the calendar year.  In September 2011, PSCo implemented an interim rate increase of $7.8 million, subject to refund.

In April 2012, PSCo filed an unopposed settlement agreement with wholesale customers for an annual rate increase of $7.8 million, reflecting a reduction to depreciation expense of $5.8 million and a lower ROE, ranging from 10.1 percent to 10.4 percent.  The settlement was approved by the FERC in June 2012.

12.	Commitments and Contingencies

Commitments

Capital Commitments — PSCo has made commitments in connection with a portion of its projected capital expenditures.  PSCo’s capital commitments primarily relate to two major projects.

Index

CACJA — The CACJA required PSCo to file a plan to reduce annual emissions of NOx by at least 70 to 80 percent or greater from 2008 levels by 2017 from the coal fired generation. In September 2012, the EPA formally approved the Colorado SIP for regional haze, including changes to PSCo plants that include various projects including early shut down, fuel switching and SCR installation.

PSCo Gas Transmission Integrity Management Programs (TIMP) – PSCo is proactively identifying and addressing the safety and reliability of natural gas transmission pipelines. The pipeline integrity efforts include system renewal projects and increased maintenance.

Fuel Contracts — PSCo has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal and natural gas requirements.  These contracts expire in various years between 2013 and 2060.  PSCo is required to pay additional amounts depending on actual quantities shipped under these agreements.

The estimated minimum purchases for PSCo under these contracts as of Dec. 31, 2012, were as follows:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2013	$236.5	$316.0	$136.2
2014	171.7	173.3	133.7
2015	126.9	176.1	132.9
2016	113.6	187.3	75.6
2017	115.3	195.2	50.3
Thereafter	438.0	1,401.0	899.4
Total	$1,202.0	$2,448.9	$1,428.1

Additional expenditures for fuel and natural gas storage and transportation will be required to meet expected future electric generation and natural gas needs.  PSCo’s risk of loss, in the form of increased costs from market price changes in fuel, is mitigated through the use of natural gas and energy cost-rate adjustment mechanisms, which provide for pass-through of most fuel, storage and transportation costs to customers.

PPAs — PSCo has entered into PPAs with other utilities and energy suppliers with expiration dates through 2027 for purchased power to meet system load and energy requirements, replace generation from company-owned units under maintenance or during outages, and meet operating reserve obligations.  In general, these agreements provide for energy payments based on actual power taken under the contracts, as well as capacity payments.  Certain PPAs accounted for as executory contracts also contain minimum energy purchase commitments. Capacity and energy payments are typically contingent on the independent power producing entity meeting certain contract obligations, including plant availability requirements.  Certain contractual payments are adjusted based on market indices; however, the effects of price adjustments are mitigated through purchased energy cost recovery mechanisms.

Included in electric fuel and purchased power expenses for PPAs, accounted for as executory contracts, were payments for capacity of $119.5 million, $178.8 million and $275.4 million in 2012, 2011 and 2010, respectively.  At Dec. 31, 2012, the estimated future payments for capacity and energy that PSCo is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity	Energy (a)
2013	$81.2	$37.2
2014	76.3	32.1
2015	76.4	32.7
2016	51.7	16.9
2017	28.1	3.0
Thereafter	49.7	-
Total	$363.4	$121.9

(a)	Excludes contingent energy payments for renewable energy PPAs.

Additional energy payments under these PPAs and PPAs accounted for as operating leases will be required to meet expected future electric demand.

Index

Leases — PSCo leases a variety of equipment and facilities used in the normal course of business.  Three of these leases qualify as capital leases and are accounted for accordingly.  The assets and liabilities at the inception of a capital lease are recorded at the lower of fair-market value or the present value of future lease payments and are amortized over the term of the contract.

WYCO was formed as a joint venture between Xcel Energy Inc. and Colorado Interstate Gas Company (CIG) to develop and lease natural gas pipeline, storage, and compression facilities.  Xcel Energy Inc. has a 50 percent ownership interest in WYCO, and PSCo has no direct ownership interest.  WYCO generally leases its facilities to CIG, and CIG operates the facilities, providing natural gas storage services to PSCo under separate service agreements.

PSCo accounts for its Totem natural gas storage service arrangement with CIG as a capital lease.  As a result, PSCo had $148.7 million and $152.7 million of capital lease obligations recorded for the arrangement as of Dec. 31, 2012 and 2011, respectively.

PSCo records amortization for its capital leases as cost of natural gas sold and transported on the consolidated statements of income.  Total amortization expenses under capital lease assets were approximately $5.7 million, $3.2 million, and $5.3 million for 2012, 2011 and 2010, respectively.  Following is a summary of property held under capital leases:

(Millions of Dollars)	Dec. 31, 2012	Dec. 31, 2011
Storage, leaseholds and rights	$200.5	$200.5
Gas pipeline	20.7	20.7
Property held under capital lease	221.2	221.2
Accumulated depreciation	(35.5)	(29.8)
Total property held under capital leases, net	$185.7	$191.4

The remainder of the leases, primarily for certain PPAs, office space, railcars, generating facilities, trucks, aircraft, cars and power-operated equipment are accounted for as operating leases.  Total expenses under operating lease obligations were approximately $77.9 million, $71.3 million and $70.5 million for 2012, 2011 and 2010, respectively.  These expenses included capacity payments for PPAs accounted for as operating leases of $59.4 million, $47.9 million and $53.8 million in 2012, 2011 and 2010, respectively, recorded to electric fuel and purchased power expenses.

Included in the future commitments under operating leases are estimated future payments under PPAs that have been accounted for as operating leases in accordance with the applicable accounting guidance.  Future commitments under operating and capital leases are:

(Millions of Dollars)	Operating Leases	PPA Operating Leases (a) (b)	Total Operating Leases	Capital Leases
2013	$14.9	$73.1	$88.0	$30.8
2014	15.1	79.4	94.5	30.7
2015	14.9	79.7	94.6	30.6
2016	11.9	70.8	82.7	29.4
2017	7.1	66.5	73.6	25.7
Thereafter	55.6	540.6	596.2	551.9
Total minimum obligation				699.1
Interest component of obligation				(513.4)
Present value of minimum obligation				$185.7

(a)	Amounts do not include PPAs accounted for as executory contracts.
(b)	PPA operating leases contractually expire through 2028.

Index

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

PPAs — Under certain PPAs, PSCo purchases power from independent power producing entities that own natural gas fueled power plants for which PSCo is required to reimburse natural gas fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases.  These specific PPAs create a variable interest in the associated independent power producing entity.

PSCo has determined that certain independent power producing entities are variable interest entities.  PSCo is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is in the future required to be provided other than contractual payments for energy and capacity set forth in the PPAs.

PSCo has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities.  PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  PSCo had approximately 1,433 MW and 1,882 MW of capacity under long-term PPAs as of Dec. 31, 2012 and 2011 with entities that have been determined to be variable interest entities.  These agreements have expiration dates through the year 2028.

Guarantees and Indemnifications

In connection with the acquisition of 900 MW of natural gas-fired generation from subsidiaries of Calpine Development Holdings Inc. in 2010, PSCo agreed to indemnify the seller for losses arising out of a breach of certain representations and warranties.  The aggregate liability for PSCo pursuant to these indemnities was not subject to a capped dollar amount. The indemnification obligation expired in December 2012.  PSCo had not recorded a liability related to this indemnity and it had no assets held as collateral related to this agreement at Dec. 31, 2012 or 2011.

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

Site Remediation — Various federal and state environmental laws impose liability, without regard to the legality of the original conduct, where hazardous substances or other regulated materials have been released to the environment.  PSCo may sometimes pay all or a portion of the cost to remediate sites where past activities of PSCo or other parties have caused environmental contamination.  Environmental contingencies could arise from various situations, including sites of former MGPs operated by PSCo, its predecessors, or other entities; and third-party sites, such as landfills, for which PSCo is alleged to be a PRP that sent hazardous materials and wastes to that site.

MGP Sites — PSCo is currently involved in investigating and/or remediating several MGP sites where hazardous or other regulated materials may have been deposited.  PSCo has identified two sites, where former MGP activities have or may have resulted in site contamination and are under current investigation and/or remediation.  At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any remediation.  PSCo anticipates that the majority of the remediation at these sites will continue through at least 2014.  PSCo had accrued $0.4 million and $0.5 million for both these sites at Dec. 31, 2012 and 2011, respectively.  There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred.  PSCo anticipates that any amounts spent will be fully recovered from customers.

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

Environmental Requirements

EPA GHG Regulation — In 2009, the EPA issued its “endangerment” finding that GHG emissions pose a threat to public health and welfare.  In 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which are applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold.  PSCo is unable to determine the cost of compliance with these new EPA requirements as it is not clear whether these requirements will apply to future changes at PSCo’s power plants.

GHG New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the EPA proposed a GHG NSPS for newly constructed power plants.  The proposal requires that CO2 emission rates be equal to a natural gas combined-cycle plant, even if the plant is coal-fired.  The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and that installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program.  It is not possible to evaluate the impact of this regulation until its final requirements are known.

The EPA also plans to propose GHG regulations applicable to emissions from existing power plants under the CAA.  It is not known when the EPA will propose new standards for existing sources.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012.  The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date.  PSCo expects to comply with the EGU MATS rule through a combination of mercury and other emission control projects.  PSCo believes these costs will be recoverable through regulatory mechanisms and does not expect a material impact on results of operations, financial position or cash flows.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules, known as BART, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas.  PSCo generating facilities are subject to BART requirements.  Individual states were required to identify the facilities located in their states that will have to reduce SO2, NOx and PM emissions under BART and then set emissions limits for those facilities.

In 2011, the Colorado Air Quality Control Commission (CAQCC) approved a BART SIP incorporating the Colorado CACJA emission reduction plan, which will satisfy regional haze requirements.  The Colorado legislature enacted a statute approving the SIP, which was signed into law in 2011.  Subsequently, the Colorado Mining Association (CMA) challenged the SIP in a Colorado District Court.  In June 2012, the CMA’s appeal was dismissed.  The CMA appealed this decision to the Colorado Court of Appeals.  The CMA has requested that the Colorado Supreme Court hear the case directly, bypassing the Court of Appeals.  The Supreme Court has not yet made a decision on the CMA’s petition.

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

In 2010, two environmental groups petitioned the DOI to certify that 12 coal-fired boilers and one coal-fired cement kiln in Colorado are contributing to visibility problems in Rocky Mountain National Park.  The following PSCo plants are named in the petition:  Cherokee, Hayden, Pawnee and Valmont.  The groups allege that the Colorado BART rule is inadequate to satisfy the CAA mandate of ensuring reasonable further progress towards restoring natural visibility conditions in the park.  It is not known when the DOI will rule on the petition.

Index

Revisions to National Ambient Air Quality Standards (NAAQS) for PM — In December 2012, the EPA lowered the primary health-based NAAQS for annual average fine PM and retained the current daily standard for fine PM.  In areas where PSCo operates power plants, current monitored air concentrations are below the level of the final annual primary standard.  The EPA is expected to designate non-compliant locations by December 2014.  States would then study the sources of the nonattainment and make emission reduction plans to attain the standards.  It is not possible to evaluate the impact of this regulation further until the final designations have been made.

Federal Clean Water Act (CWA) Section 316 (b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species.  In 2011, the EPA published the proposed rule that sets standards for minimization of aquatic species impingement, but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office.  The proposed rule is expected to be finalized in July 2013.  It is not possible to provide an accurate estimate of the overall cost of this rulemaking at this time due to the uncertainty of the final regulatory requirements,.

Proposed Coal Ash Regulation — PSCo’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of hazardous waste.  In 2010, the EPA published a proposed rule on whether to regulate coal combustion byproducts (coal ash) as hazardous or nonhazardous waste.  Coal ash is currently exempt from hazardous waste regulation.  PSCo’s costs for the management and disposal of coal ash would significantly increase and the beneficial reuse of coal ash would be negatively impacted if the EPA ultimately issues a rule under which coal ash is regulated as hazardous waste.  The EPA has not announced a planned date for a final rule.  The timing, scope and potential cost of any final rule that might be implemented are not determinable at this time.

PSCo Notice of Violation (NOV) — In 2002, PSCo received an NOV from the EPA alleging violations of the New Source Review (NSR) requirements of the CAA at the Comanche Station and Pawnee Generating Station in Colorado.  The NOV alleges that various maintenance, repair and replacement projects at the plants in the mid to late 1990s should have required a permit under the NSR process.  PSCo believes it has acted in full compliance with the CAA and NSR process.  PSCo also believes that the projects identified in the NOV fit within the routine maintenance, repair and replacement exemption contained within the NSR regulations or are otherwise not subject to the NSR requirements.  PSCo disagrees with the assertions contained in the NOV and intends to vigorously defend its position.  It is not known whether any costs would be incurred as a result of this NOV.

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for plant related to steam production, wind production, electric transmission and distribution and natural gas transmission and distribution.  The steam production obligation includes asbestos, ash-containment facilities and radiation sources.  The asbestos recognition associated with the steam production includes certain plants.  This asbestos abatement removal obligation originated in 1973 with the CAA, which applied to the demolition of buildings or removal of equipment containing asbestos that can become airborne on removal.  The AROs recorded for PSCo steam production related to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills and the origination dates on the ARO recognition for ash containment facilities at steam plants was the in-service date of the various facilities.  Additional AROs have been recorded for steam production plant related to radiation sources in equipment used to monitor the flow of coal, lime and other materials through feeders.  PSCo has also recorded AROs for the retirement and removal of assets at certain wind production facilities for which the land is leased and removal is required by contract, with the origination dates being the in-service date of the various facilities.

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

Index

A reconciliation of PSCo’s AROs is shown in the tables below for the years ended Dec. 31, 2012 and 2011, respectively:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2012	Recognized	Settled	Accretion	Revisions to Prior Estimates	Ending Balance Dec. 31, 2012
Electric plant
Steam and other production asbestos	$23,062	$-	$(9,372)	$1,536	$4,508	$19,734
Steam and other production ash containment	9,449	-	-	499	2,971	12,919
Steam production radiation sources	96	-	-	7	-	103
Wind production	-	2,928	-	-	-	2,928
Electric transmission and distribution	8,903	-	-	323	(1,900)	7,326
Natural gas plant
Gas transmission and distribution	697	-	-	44	-	741
Total liability	$42,207	$2,928	$(9,372)	$2,409	$5,579	$43,751

(Thousands of Dollars)	Beginning Balance Jan. 1, 2011	Recognized	Settled	Accretion	Revisions to Prior Estimates	Ending Balance Dec. 31, 2011
Electric plant
Steam and other production asbestos	$63,631	$-	$-	$4,163	$(44,732)	$23,062
Steam and other production ash containment	6,528	-	-	390	2,531	9,449
Steam production radiation sources	127	-	-	9	(40)	96
Electric transmission and distribution	1,746	-	-	85	7,072	8,903
Natural gas plant
Gas transmission and distribution	655	-	-	42	-	697
Total liability	$72,687	$-	$-	$4,689	$(35,169)	$42,207

In 2012, PSCo revised asbestos, ash containment facilities and electric transmission and distribution AROs due revised estimated cash flows.  Additionally, in 2012, an ARO was recorded to reflect the expected costs with the retirement of certain wind production facilities.  In 2011, PSCo revised asbestos, ash containment facilities, radiation sources and electric transmission and distribution AROs due to revised estimated cash flows.

Indeterminate AROs —PSCo has underground natural gas storage facilities that have special closure requirements for which the final removal date cannot be determined, therefore an ARO has not been recorded.

Removal Costs — PSCo records a regulatory liability for the plant removal costs of steam and other generation, transmission and distribution facilities.  Generally, the accrual of future non-ARO removal obligations is not required.  However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates.  These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities.  Given the long time periods over which the amounts were accrued and the changing of rates over time, PSCo has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates.  Removal costs as of Dec. 31, 2012 and 2011 were $365 million and $380 million, respectively.

Legal Contingencies

PSCo is involved in various litigation matters that are being defended and handled in the ordinary course of business.  The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events.  Management maintains accruals for such losses that are probable of being incurred and subject to reasonable estimation.  Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories.  In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.  For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, arising from such current proceedings would have a material effect on PSCo’s financial statements.  Unless otherwise required by GAAP, legal fees are expensed as incurred.

Index

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy Inc., the parent company of PSCo, and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other GHGs contribute to global warming, which is harming their village.  Xcel Energy Inc. believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012, the Ninth Circuit affirmed the U.S. District Court’s dismissal and subsequently rejected plaintiffs’ request for rehearing.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc. and PSCo.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  Although Xcel Energy Inc. believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Pacific Northwest FERC Refund Proceeding — In July 2001, the FERC ordered a preliminary hearing to determine whether there were unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest for December 2000 through June 2001.  PSCo supplied energy to the Pacific Northwest markets during this period and has been a participant in the hearings.  In September 2001, the ALJ concluded that prices in the Pacific Northwest during the referenced period were the result of a number of factors, including the shortage of supply, excess demand, drought and increased natural gas prices.  Under these circumstances, the ALJ concluded that the prices in the Pacific Northwest markets were not unreasonable or unjust and no refunds should be ordered.  Subsequent to the ruling, the FERC has allowed the parties to request additional evidence.  Parties have claimed that the total amount of transactions with PSCo subject to refund is $34 million.  In June 2003, the FERC issued an order terminating the proceeding without ordering further proceedings.  Certain purchasers filed appeals of the FERC’s orders in this proceeding with the U.S. Court of Appeals for the Ninth Circuit.

In an order issued in August 2007, the U.S. Court of Appeals for the Ninth Circuit remanded the proceeding back to the FERC and indicated that the FERC should consider other rulings addressing overcharges in the California organized markets.  The U.S. Court of Appeals denied a petition for rehearing in April 2009, and the mandate was issued.

The FERC has issued an order on remand establishing principles for the review proceeding in October 2011.  In September 2012, the City of Seattle filed its direct case against PSCo and other Pacific Northwest sellers and has expanded the period for which it seeks refunds to May 2000 through June 2001, during which PSCo had sales to the City of Seattle of approximately $50 million.  The City of Seattle did not identify specific instances of unlawful market activity by PSCo, but rather based its claim for refunds on market dysfunction in the Western markets.  PSCo submitted its answer case in December 2012.

Index

Preliminary calculations of the City of Seattle’s claim for refunds from PSCo are approximately $28 million not including interest.  PSCo has concluded that a loss is reasonably possible with respect to this matter; however, given the surrounding uncertainties, PSCo is currently unable to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  In making this assessment, PSCo considered two factors.  First, not withstanding PSCo’s view that the City of Seattle has failed to apply the standard that the FERC has established in this proceeding, and the recognition that this case raises a novel issue and the FERC’s standard will likely be challenged on appeal to the U.S. Court of Appeals for the Ninth Circuit.  The outcome of such an appeal cannot be predicted with any certainty.  Second, PSCo would expect to make equitable arguments against refunds even if the City of Seattle were to establish that it was overcharged for transactions.  In addition, if a loss were sustained, PSCo would attempt to recover those losses from other potentially responsible parties.  No accrual has been recorded for this matter.

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

The components of regulatory assets shown on the consolidated balance sheets of PSCo at Dec. 31, 2012 and Dec. 31, 2011 were:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2012		Dec. 31, 2011
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations (a)	8	Various	$38,219	$613,391	$62,014	$485,265
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	-	100,060	-	93,410
Contract valuation adjustments (b)	10	Term of related contract	3,763	20,094	57,595	23,807
Depreciation differences	1	One to seventeen years	5,274	50,057	4,150	54,892
Net AROs (c)	1, 12	Plant lives	-	40,184	-	52,444
Conservation programs (d)	1, 11	One to five years	16,887	28,528	13,686	24,480
Gas pipeline inspection costs	12	One to four years	5,416	15,220	13,779	19,689
Renewable resources and environmental initiatives	12	One to two years	42,647	1,807	30,242	4,500
Purchased power contract costs	12	Term of related contract	-	28,164	-	23,566
Losses on reacquired debt	4	Term of related debt	1,964	11,376	1,917	12,833
Recoverable purchased natural gas and electric energy costs	1	Less than one year	15,007	-	9,436	-
Property tax	12	One to three years	6,005	12,010
Other		Various	8,507	13,837	3,492	14,125
Total regulatory assets			$143,689	$934,728	$196,311	$809,011

(a)
There are $3.9 million of unamortized prior service costs included at Dec. 31, 2011 and none as of Dec. 31, 2012.  There are $4.4 million of regulatory assets related to the non-qualified pension plan at Dec. 31, 2012 and Dec. 31, 2011 of which $0.4 million is included in the current asset at Dec. 31, 2012 and Dec. 31, 2011.

(b)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.
(c)	Includes amounts recorded for future recovery of AROs.
(d)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

Index

The components of regulatory liabilities shown on the consolidated balance sheets of PSCo at Dec. 31, 2012 and Dec. 31, 2011 were:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2012		Dec. 31, 2011
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 12	Plant lives	$-	$365,331	$-	$380,036
Deferred electric, gas and steam production costs	1, 7	Less than one year	22,022	-	52,310	-
Investment tax credit deferrals	1, 7	Various	-	25,790	-	27,384
Deferred income tax adjustment	1	Various	-	20,218	-	21,548
Conservation programs (a)	1, 11	Less than one year	2,522	-	8,295	-
Renewable resources and environmental initiatives	11, 12	Various	-	1,412	-	8,525
Low income discount program		Less than one year	4,205	-	6,068	347
Gain from asset sales		One to three years	2,414	2,039	881	5,467
Other		Various	2,560	2,614	1,255	1,135
Total regulatory liabilities			$33,723	$417,404	$68,809	$444,442

(a)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

At Dec. 31, 2012, approximately $135 million of PSCo's regulatory assets represented past expenditures not currently earning a return.  This amount primarily includes certain expenditures associated with renewable resources and environmental initiatives.

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

The accounting policies of the segments are the same as those described in Note 1.

Index

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2012
Operating revenues	$2,969,899	$962,435	$36,959	$-	$3,969,293
Intersegment revenues	282	90	-	(372)	-
Total revenues	$2,970,181	$962,525	$36,959	$(372)	$3,969,293

Depreciation and amortization	$267,944	$66,983	$3,900	$-	$338,827
Interest charges and financing costs	145,641	33,430	618	-	179,689
Income tax expense (benefit)	212,347	27,968	(7,771)	-	232,544
Net income	387,724	60,003	10,349	-	458,076

2011
Operating revenues	$3,114,370	$1,087,749	$38,683	$-	$4,240,802
Intersegment revenues	318	242	-	(560)	-
Total revenues	$3,114,688	$1,087,991	$38,683	$(560)	$4,240,802

Depreciation and amortization	$265,078	$59,189	$4,315	$-	$328,582
Interest charges and financing costs	149,291	33,249	939	-	183,479
Income tax expense (benefit)	202,355	30,957	(4,951)	-	228,361
Net income	334,516	55,446	6,841	-	396,803

2010
Operating revenues	$3,055,045	$1,075,446	$33,879	$-	$4,164,370
Intersegment revenues	236	154	-	(390)	-
Total revenues	$3,055,281	$1,075,600	$33,879	$(390)	$4,164,370

Depreciation and amortization	$226,374	$53,535	$4,230	$-	$284,139
Interest charges and financing costs	133,518	29,623	3,497	-	166,638
Income tax expense (benefit)	198,139	36,278	(5,236)	-	229,181
Net income	299,148	70,279	30,293	-	399,720

15.	Related Party Transactions

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

Xcel Energy Inc., NSP-Minnesota, PSCo and SPS have established a utility money pool arrangement.  See Note 4 for further discussion.

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2012	2011	2010
Operating revenues:
Electric	$9,271	$10,896	$9,428
Other	4,441	4,441	3,331
Operating expenses:
Purchased power	6,539	7,187	6,805
Other operating expenses — paid to Xcel Energy Services Inc.	316,548	338,889	307,136
Interest expense	114	112	104

Index

Accounts receivable and payable with affiliates at Dec. 31 were:

	2012		2011
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$23,214	$-	$11,623	$-
NSP-Wisconsin	71	-	112	-
SPS	69	-	319	-
Other subsidiaries of Xcel Energy Inc.	70,190	30,001	9	48,371
	$93,544	$30,001	$12,063	$48,371

16.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2012	June 30, 2012	Sept. 30, 2012	Dec. 31, 2012
Operating revenues	$1,076,052	$869,501	$992,287	$1,031,453
Operating income	188,906	192,310	315,391	152,612
Net income	93,285	95,407	192,443	76,941

	Quarter Ended
(Thousands of Dollars)	March 31, 2011	June 30, 2011	Sept. 30, 2011	Dec. 31, 2011
Operating revenues	$1,144,447	$933,100	$1,063,934	$1,099,321
Operating income	195,308	153,176	266,422	179,026
Net income	96,630	71,018	140,718	88,437

17.	Acquisition of Generation Assets

In December 2010, PSCo purchased Blue Spruce Energy Center and Rocky Mountain Energy Center from Calpine Development Holdings, Inc. and Riverside Energy Center LLC.  The net assets acquired were approximately $732 million.  The Blue Spruce Energy Center is a 310 MW simple cycle natural gas-fired power plant that began commercial operations in 2003.  The Rocky Mountain Energy Center is a 652 MW combined-cycle natural gas-fired power plant that began commercial operations in 2004.  Both power plants previously provided energy and capacity to PSCo under PPAs, which were set to expire in 2013 and 2014, respectively.

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

Index

Internal Control Over Financial Reporting

No change in PSCo’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSCo’s internal control over financial reporting.  PSCo maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  PSCo has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2012 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, PSCo conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, PSCo did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

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

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Item 14 — Principal Accountant Fees and Services

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2013 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements:

Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2012.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2012, 2011 and 2010.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2012, 2011 and 2010.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2012, 2011 and 2010.
Consolidated Balance Sheets — As of Dec. 31, 2012 and 2011.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2012, 2011 and 2010.

Index

3.	Exhibits

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

2.01* t
Purchase and Sale Agreement by and between Riverside Energy Center, LLC and Calpine Development Holdings, Inc., as Sellers, and PSCo, as Purchaser, dated as of April 2, 2010 (excluding certain schedules and exhibits referred to in the agreement, as amended, which the Registrant agrees to furnish supplemental to the SEC upon request) (Exhibit 2.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended June 30, 2010).

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

4.04*
Financing Agreement between Adams County, Colorado and PSCo, dated as of Aug. 1, 2005 relating to $129.5 million Adams County, Colorado Pollution Control Refunding Revenue Bonds, 2005 Series A (Exhibit 4.01 to PSCo Current Report on Form 8-K, dated Aug. 18, 2005, file no. 001-03280).

4.05*	Supplemental Indenture, dated Aug. 1, 2007, between PSCo and U.S. Bank Trust NA, as successor Trustee (Exhibit 4.01 to PSCo Form 8-K (file no. 001-03280) dated Aug. 14, 2007).
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

Index

4.08*
Supplemental Indenture dated as of Nov. 1, 2010 between PSCo and U.S. Bank Trust NA, as successor Trustee, creating $400 million principal amount of 3.200 percent First Mortgage Bonds, Series No. 21 due 2020 (Exhibit 4.01 of Form 8-K of PSCo dated Nov. 16, 2010 (file no. 001-03280)).

4.09*
Supplemental Indenture dated as of Aug. 1, 2011 between PSCo and U.S. Bank NA, as successor Trustee, creating $250 million principal amount of 4.75 percent First Mortgage Bonds, Series No. 22 due 2041 (Exhibit 4.01 to Form 8-K dated Aug. 9, 2011 (file no. 001-03280)).

4.10*
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

0.16*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Bonus Stock Agreement (Exhibit 10.24 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.17*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Performance Share Agreement (Exhibit 10.25 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.18*+	Xcel Energy 2005 Long-Term Incentive Plan Form of Restricted Stock Unit Agreement (Exhibit 10.26 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2010).
10.19*
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed Apr. 5, 2011).

10.20*+
Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (as amended and restated effective Nov. 29, 2011) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.21*+
Second Amendment dated Oct. 26, 2011 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.18 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.22*
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

Index

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
101§
The following materials from PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 are formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income, (iii) the Consolidated Statements of Cash Flow, (iv) the Consolidated Balance Sheets, (v) the Consolidated Statements of Stockholder’s Equity, (vi) Notes to Condensed Consolidated Financial Statements, and (vii) document and entity information.

Index

SCHEDULE II

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2012, 2011 AND 2010
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts (a)	Deductions from Reserves (b)	Balance at Dec. 31
Allowance for bad debts:
2012	$24,698	$16,323	$7,648	$26,751	$21,918
2011	24,054	20,371	7,423	27,150	24,698
2010	24,149	21,571	7,192	28,858	24,054

(a)	Recovery of amounts previously written off.
(b)	Principally bad debts written off.

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

Feb. 25, 2013

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