Form 10-Q
period 2013-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2013-05-06
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 6, 2013
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2013	2012
Operating revenues
Electric	$721,348	$682,279
Natural gas	383,924	383,004
Steam and other	12,185	10,769
Total operating revenues	1,117,457	1,076,052

Operating expenses
Electric fuel and purchased power	319,881	310,899
Cost of natural gas sold and transported	249,620	256,877
Cost of sales — steam and other	4,805	4,167
Operating and maintenance expenses	173,041	168,382
Demand side management program expenses	33,121	29,444
Depreciation and amortization	89,550	83,589
Taxes (other than income taxes)	35,140	33,788
Total operating expenses	905,158	887,146

Operating income	212,299	188,906

Other income, net	1,577	1,032
Allowance for funds used during construction — equity	5,923	2,726

Interest charges and financing costs
Interest charges — includes other financing costs of $1,648 and $1,790, respectively	41,388	48,291
Allowance for funds used during construction — debt	(2,151)	(1,161)
Total interest charges and financing costs	39,237	47,130

Income before income taxes	180,562	145,534
Income taxes	63,957	52,249
Net income	$116,605	$93,285

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2013	2012

Net income	$116,605	$93,285

Other comprehensive (loss) income

Derivative instruments:
Net fair value increase, net of tax of $4 and $7,972, respectively	7	13,020
Reclassification of gains to net income, net of tax of $(74) and $(230), respectively	(118)	(375)
	(111)	12,645

Other comprehensive (loss) income	(111)	12,645
Comprehensive income	$116,494	$105,930

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2013	2012
Operating activities
Net income	$116,605	$93,285
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	90,809	84,948
Demand side management program amortization	1,257	1,392
Deferred income taxes	66,372	49,182
Amortization of investment tax credits	(740)	(651)
Allowance for equity funds used during construction	(5,923)	(2,726)
Net realized and unrealized hedging and derivative transactions	(164)	6,496
Changes in operating assets and liabilities:
Accounts receivable	41,048	30,996
Accrued unbilled revenues	49,579	112,150
Inventories	42,434	56,836
Prepayments and other	(10,662)	(3,250)
Accounts payable	(18,383)	(124,292)
Net regulatory assets and liabilities	67,907	10,147
Other current liabilities	10,870	39,057
Pension and other employee benefit obligations	(44,273)	(39,547)
Change in other noncurrent assets	3,779	(6,434)
Change in other noncurrent liabilities	1,720	(1,297)
Net cash provided by operating activities	412,235	306,292

Investing activities
Utility capital/construction expenditures	(226,948)	(152,420)
Allowance for equity funds used during construction	5,923	2,726
Investments in utility money pool arrangement	(276,000)	(383,000)
Repayments from utility money pool arrangement	76,000	363,000
Net cash used in investing activities	(421,025)	(169,694)

Financing activities
Repayments of short-term borrowings, net	(154,000)	-
Borrowings under utility money pool arrangement	14,000	-
Repayments under utility money pool arrangement	(14,000)	-
Proceeds from issuance of long-term debt	493,164	-
Repayments of long-term debt	(250,000)	-
Dividends paid to parent	(66,803)	(134,004)
Net cash provided by (used in) financing activities	22,361	(134,004)

Net change in cash and cash equivalents	13,571	2,594
Cash and cash equivalents at beginning of period	5,150	3,763
Cash and cash equivalents at end of period	$18,721	$6,357

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(54,770)	$(44,384)
Cash (paid) received for income taxes, net	(16,308)	3,623
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$81,470	$60,020

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2013	Dec. 31, 2012
Assets
Current assets
Cash and cash equivalents	$18,721	$5,150
Accounts receivable, net	315,019	277,461
Accounts receivable from affiliates	14,938	93,544
Investments in utility money pool arrangement	200,000	-
Accrued unbilled revenues	236,045	285,624
Inventories	181,360	223,794
Regulatory assets	146,980	143,689
Deferred income taxes	25,194	-
Derivative instruments	4,237	4,889
Prepayments and other	33,632	22,970
Total current assets	1,176,126	1,057,121

Property, plant and equipment, net	10,152,771	10,030,991

Other assets
Regulatory assets	916,822	934,728
Derivative instruments	8,908	10,868
Other	50,114	50,461
Total other assets	975,844	996,057
Total assets	$12,304,741	$12,084,169

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$6,477	$256,297
Short-term debt	-	154,000
Accounts payable	332,212	359,969
Accounts payable to affiliates	26,556	30,001
Regulatory liabilities	68,331	33,723
Taxes accrued	186,670	153,614
Accrued interest	31,196	48,014
Dividends payable to parent	66,678	66,803
Derivative instruments	7,832	8,753
Other	65,952	72,669
Total current liabilities	791,904	1,183,843

Deferred credits and other liabilities
Deferred income taxes	1,878,873	1,782,828
Deferred investment tax credits	41,375	42,097
Regulatory liabilities	431,799	417,404
Asset retirement obligations	44,308	43,751
Derivative instruments	27,953	30,605
Customer advances	236,126	229,498
Pension and employee benefit obligations	280,314	324,625
Other	66,373	69,307
Total deferred credits and other liabilities	3,007,121	2,940,115

Commitments and contingencies
Capitalization
Long-term debt	3,870,164	3,374,476
Common stock – 100 shares authorized at $0.01 par value; 100 shares outstanding at March 31, 2013 and Dec. 31, 2012	-	-
Additional paid in capital	3,415,669	3,415,669
Retained earnings	1,242,865	1,192,937
Accumulated other comprehensive loss	(22,982)	(22,871)
Total common stockholder's equity	4,635,552	4,585,735
Total liabilities and equity	$12,304,741	$12,084,169

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of March 31, 2013 and Dec. 31, 2012; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2013 and 2012; and its cash flows for the three months ended March 31, 2013 and 2012.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after March 31, 2013 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2012 balance sheet information has been derived from the audited 2012 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2012.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2012, filed with the SEC on Feb. 25, 2013.  Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2012, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Adopted

Balance Sheet Offsetting — In December 2011, the Financial Accounting Standards Board (FASB) issued Balance Sheet (Topic 210) — Disclosures about Offsetting Assets and Liabilities (Accounting Standards Update (ASU) No. 2011-11), which requires disclosures regarding netting arrangements in agreements underlying derivatives, certain financial instruments and related collateral amounts, and the extent to which an entity’s financial statement presentation policies related to netting arrangements impact amounts recorded to the financial statements.  In January 2013, the FASB issued Balance Sheet (Topic 210) – Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (ASU No. 2013-01) to clarify the specific instruments that should be considered in these disclosures.  These disclosure requirements do not affect the presentation of amounts in the consolidated balance sheets, and were effective for annual reporting periods beginning on or after Jan. 1, 2013, and interim periods within those annual reporting periods.  PSCo implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements.  See Note 8 for the required disclosures.

Comprehensive Income Disclosures — In February 2013, the FASB issued Comprehensive Income (Topic 220) — Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (ASU No. 2013-02), which requires detailed disclosures regarding changes in components of accumulated other comprehensive income and amounts reclassified out of accumulated other comprehensive income.  These disclosure requirements do not change how net income or comprehensive income are presented in the consolidated financial statements.  These disclosure requirements were effective for annual reporting periods beginning on or after Dec. 15, 2012, and interim periods within those annual reporting periods.  PSCo implemented the disclosure guidance effective Jan. 1, 2013, and the implementation did not have a material impact on its consolidated financial statements.  See Note 12 for the required disclosures.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Accounts receivable, net
Accounts receivable	$336,830	$299,379
Less allowance for bad debts	(21,811)	(21,918)
	$315,019	$277,461

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$55,748	$54,486
Fuel	82,715	89,246
Natural gas	42,897	80,062
	$181,360	$223,794

(Thousands of Dollars)	March 31, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$9,853,170	$9,782,163
Natural gas plant	2,612,393	2,583,394
Common and other property	763,607	761,712
Plant to be retired (a)	141,038	152,730
Construction work in progress	616,858	506,225
Total property, plant and equipment	13,987,066	13,786,224
Less accumulated depreciation	(3,834,295)	(3,755,233)
	$10,152,771	$10,030,991

(a)
In 2010, in response to the Clean Air Clean Jobs Act (CACJA), the Colorado Public Utilities Commission (CPUC) approved the early retirement of Cherokee Units 1, 2 and 3, Arapahoe Unit 3 and Valmont Unit 5 between 2011 and 2017.  In 2011, Cherokee Unit 2 was retired and in 2012, Cherokee Unit 1 was retired.  Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, the circumstances set forth in Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.  As of March 31, 2013, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of March 31, 2013, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2006.  In the fourth quarter of 2012, the state of Colorado commenced an examination of tax years 2006 through 2009.  As of March 31, 2013, no material adjustments had been proposed for these years.  There are currently no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$1.2	$1.3
Unrecognized tax benefit — Temporary tax positions	8.5	8.3
Total unrecognized tax benefit	$9.7	$9.6

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(6.2)	$(5.3)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state audits progress.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $9 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at March 31, 2013 and Dec. 31, 2012 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2013 or Dec. 31, 2012.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — CPUC

Base Rate

Colorado 2013 Gas Rate Case — In December 2012, PSCo filed a multi-year request with the CPUC to increase Colorado retail natural gas rates by $48.5 million in 2013 with subsequent step increases of $9.9 million in 2014 and $12.1 million in 2015.  The request is based on a 2013 forecast test year, a 10.5 percent return on equity (ROE), a rate base of $1.3 billion and an equity ratio of 56 percent.  PSCo is requesting an extension of its Pipeline System Integrity Adjustment (PSIA) rider mechanism to collect the costs associated with its pipeline integrity efforts, including accelerated system renewal projects.  PSCo estimates that the PSIA will increase by $26.8 million in 2014 with a subsequent step increase of $24.7 million in 2015 in addition to the proposed changes in base rate revenue.  In conjunction with the multi-year base rate step increases, PSCo is proposing a stay-out provision and an earnings test through the end of 2015 with a commitment to file a rate case to implement revised rates on Jan. 1, 2016.

In January 2013, the CPUC suspended the tariff filing and set the case for hearing.  In order to accommodate the procedural schedule, rates will go into effect as filed on Aug. 10, 2013, subject to refund for the difference between the filed rates and the rates approved in the final CPUC order in the case.

On April 3, 2013, four parties filed answer testimony in the natural gas case.  The CPUC Staff and Office of Consumer Counsel (OCC) recommended changes to the level of integrity management costs moved from the PSIA rider to base rates.  For clarity, PSCo will present base rate recommendations relative to deficiencies without the PSIA revenues to isolate the base rate impacts of the recommendations.  PSCo’s 2013 deficiency based on a Forecasted Test Year (FTY) net of PSIA changes was $45 million for 2013 and the revenue deficiency was $28.3 million based on a Historic Test Year (HTY).

The CPUC Staff recommended a rate reduction of $14.4 million, based on a HTY, an ROE of 9 percent and an equity ratio of 52 percent and other adjustments.  The OCC recommended a rate increase of $0.5 million based on a HTY, an ROE of 9 percent and equity ratio of 51.03 percent and other adjustments.  While the OCC did not recommend that the CPUC set rates using a FTY, they did calculate a revenue deficiency of $12.4 million for 2013.  No other intervenor made ROE recommendations or specific recommendations regarding the revenue deficiency.  The major adjustments to the test year proposed by the CPUC Staff and OCC are presented below.

(Millions of Dollars)	CPUC Staff	OCC
PSCo deficiency based on a HTY	$28.3	$28.3
ROE and capital structure adjustments	(20.8)	(20.0)
Move to a 13 month average from year end rate base	(5.7)	(3.2)
Remove pension asset	(5.9)	-
Remove incentive compensation	(3.5)	(0.2)
Challenge known and measurable	-	(9.0)
Eliminate depreciation annualization	-	(1.8)
Revenue adjustments	(4.1)	(1.4)
Resulting tax impacts	1.5	4.7
Other adjustments	(4.2)	3.1
Recommendation	$(14.4)	$0.5

On April 26, 2013, the CPUC Staff filed supplemental testimony recommending an additional net disallowance of $1.6 million for adjustments and corrections.

On April 29, 2013, PSCo filed rebuttal testimony and revised its requested annual rate increase to $44.8 million for 2013, $9.0 million for 2014 and $10.9 million for 2015, based on an ROE of 10.3 percent.  PSCo refutes the recommendations of the CPUC Staff and the OCC to disallow known and measurable adjustments and otherwise change regulatory precedent including moving from end of year rate base to average rate base for a HTY, removing the pension asset, removing incentive compensation and moving to an imputed capital structure.  PSCo agreed to recover approximately $3.5 million of revenue requirement in the PSIA, rather than through base rates and accepted the CPUC Staff’s recommendation to use deferred accounting to accommodate property tax increases.

Hearings are expected to start in May 2013 and a decision is expected in the third quarter of 2013.

Colorado 2013 Steam Rate Case — In December 2012, PSCo filed a request to increase Colorado retail steam rates by $1.6 million in 2013 with subsequent step increases of $0.9 million in 2014 and $2.3 million in 2015.  The request is based on a 2013 forecast test year, a 10.5 percent ROE, a rate base of $21 million for steam and an equity ratio of 56 percent.  Final rates are expected to be effective in the third quarter of 2013.

Next steps in the procedural schedule are expected to be as follows:

•	Staff/Intervenor Direct Testimony – Aug. 7, 2013
•	Rebuttal Testimony and Reverse Cross-Answer Testimony – Aug. 28, 2013
•	Evidentiary Hearings – Sept. 23-27, 2013
•	Post-Hearing Statement Position – Oct. 11, 2013
•	Proposed Findings – prior to Dec. 31, 2013

2011 Electric Rate Case Earnings Test — On April 1, 2013, PSCo filed a tariff implementing the earnings sharing mechanism compliance with the settlement and CPUC decision for PSCo’s 2011 electric rate case.  The earnings sharing mechanism is used to apply prospective electric rate adjustments for earnings in the prior year over PSCo’s authorized ROE threshold of 10 percent.  Based on the filing, PSCo’s earnings did not exceed the established threshold.  Any party disputing the calculation must file a notice with the CPUC identifying all issues by May 15, 2013.

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

In March 2012, the CPUC approved an annual margin sharing on the first $20 million of margins on hybrid REC trades of 80 percent to the customers and 20 percent to PSCo.  Margins in excess of the $20 million are to be shared 90 percent to the customers and 10 percent to PSCo.  The CPUC authorized PSCo to return to customers unspent carbon offset funds by crediting the RESA regulatory asset balance.  For the three months ended March 31, 2013 and 2012, PSCo credited the RESA regulatory asset balance $4.0 million and $28.7 million, respectively.  The cumulative credit to the RESA regulatory asset balance was $86.8 million and $82.8 million at March 31, 2013 and Dec. 31, 2012, respectively.  The credits include the customers’ share of REC trading margins and the customers’ share of carbon offset funds.

This sharing mechanism will be effective through 2014 to provide the CPUC an opportunity to review the framework and evidence regarding actual deliveries.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 to the consolidated financial statements in this Quarterly Report on Form 10-Q the circumstances set forth in Notes 11 and 12 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2012, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference.  The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

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

PSCo had approximately 1,433 megawatts (MW) of capacity under long-term purchased power agreements as of March 31, 2013 and Dec. 31, 2012 with entities that have been determined to be variable interest entities.  PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2028.

Environmental Contingencies

Regional Haze Rules — In 2005, the U.S. Environmental Protection Agency (EPA) finalized amendments to its regional haze rules, known as best available retrofit technology (BART), which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas.  PSCo generating facilities are subject to BART requirements.  Individual states were required to identify the facilities located in their states that will have to reduce sulfur dioxide, nitrogen oxide and particulate matter emissions under BART and then set emissions limits for those facilities.

In 2011, the Colorado Air Quality Control Commission approved a BART state implementation plan (SIP) incorporating the Colorado CACJA emission reduction plan, which will satisfy regional haze requirements.  The Colorado legislature enacted a statute approving the SIP, which was signed into law in 2011.  Subsequently, the Colorado Mining Association (CMA) challenged the SIP in a Colorado District Court.  In June 2012, the CMA’s appeal was dismissed.  The CMA appealed this decision, which is now pending in the Colorado Court of Appeals.

In September 2012, the EPA granted final approval of the SIP, including the CACJA emission reduction plan for PSCo, as satisfying BART requirements.  The emission controls are expected to be installed between 2014 and 2017.  Projected costs for emission controls at the Hayden and Pawnee plants are $340.9 million.  PSCo expects the cost of any required capital investment will be recoverable from customers.

In March 2013, WildEarth Guardians petitioned the U.S. Court of Appeals for the 10th Circuit to review the EPA’s decision approving the SIP.  WildEarth Guardians has stated that it will challenge the BART determination made for Comanche Units 1 and 2, which was a separate determination that was not part of the CACJA emission reduction plan.  In comments before the EPA, WildEarth Guardians urged that current emission limitations be made more stringent, or that selective catalytic reduction be added to the units.  PSCo has intervened in the case.

In 2010, two environmental groups petitioned the U.S. Department of the Interior (DOI) to certify that 12 coal-fired boilers and one coal-fired cement kiln in Colorado are contributing to visibility problems in Rocky Mountain National Park.  The following PSCo plants are named in the petition:  Cherokee, Hayden, Pawnee and Valmont.  The groups allege that the Colorado BART rule is inadequate to satisfy the Clean Air Act mandate of ensuring reasonable further progress towards restoring natural visibility conditions in the park.  It is not known when the DOI will rule on the petition.

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

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of carbon dioxide (CO2) and other greenhouse gases contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012, the Ninth Circuit affirmed the U.S. District Court’s dismissal and subsequently rejected plaintiffs’ request for rehearing.  Plaintiffs subsequently filed a petition for review with the United States Supreme Court. It is unknown whether the United States Supreme Court will grant this petition.  The amount of damages claimed by plaintiffs is unknown, but likely includes the cost of relocating the Village of Kivalina.  Plaintiffs’ alleged relocation is estimated to cost between $95 million to $400 million.  Although Xcel Energy believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  Oral arguments occurred in May 2013. It is uncertain when the Fifth Circuit will issue its decision.  Although Xcel Energy believes the likelihood of loss is remote based primarily on existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

Employment, Tort and Commercial Litigation

Pacific Northwest Federal Energy Regulatory Commission (FERC) Refund Proceeding — In July 2001, the FERC ordered a preliminary hearing to determine whether there were unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest for December 2000 through June 2001.  PSCo supplied energy to the Pacific Northwest markets during this period and has been a participant in the hearings.  In September 2001, the presiding Administrative Law Judge (ALJ) concluded that prices in the Pacific Northwest during the referenced period were the result of a number of factors, including the shortage of supply, excess demand, drought and increased natural gas prices.  Under these circumstances, the ALJ concluded that the prices in the Pacific Northwest markets were not unreasonable or unjust and no refunds should be ordered.  Subsequent to the ruling, the FERC has allowed the parties to request additional evidence.  Parties have claimed that the total amount of transactions with PSCo subject to refund is $34 million.  In June 2003, the FERC issued an order terminating the proceeding without ordering further proceedings.  Certain purchasers filed appeals of the FERC’s orders in this proceeding with the Ninth Circuit.

In an order issued in August 2007, the Ninth Circuit remanded the proceeding back to the FERC and indicated that the FERC should consider other rulings addressing overcharges in the California organized markets.  The Ninth Circuit denied a petition for rehearing in April 2009, and the mandate was issued.

The FERC has issued an order on remand establishing principles for the review proceeding in October 2011.  In September 2012, the City of Seattle filed its direct case against PSCo and other Pacific Northwest sellers claiming refunds for the period January 2000 through June 2001.  Seattle indicated that for the period June 2000 through June 2001 PSCo had sales to the City of Seattle of approximately $50 million.  The City of Seattle did not identify specific instances of unlawful market activity by PSCo, but rather based its claim for refunds on market dysfunction in the Western markets.  PSCo submitted its answering case in December 2012.

On April 5, 2013, the FERC issued an order on rehearing of its remand order issued for the October 2011 review proceedings.  The FERC confirmed that the City of Seattle would be able to attempt to obtain refunds back from January 2000, but reaffirmed the transaction-specific standard that the City of Seattle and other complainants would have to comply with to meet to obtain refunds.  In addition, the FERC rejected the imposition of any market-wide remedies. Although the FERC order on rehearing established the period for which the City of Seattle could seek refunds as January 2000 through June 2001, it is unclear whether Seattle has a claim against PSCo prior to June 2000.

Preliminary calculations of the City of Seattle’s claim for refunds from PSCo are approximately $28 million not including interest.  PSCo has concluded that a loss is reasonably possible with respect to this matter; however, given the surrounding uncertainties, PSCo is currently unable to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  In making this assessment, PSCo considered two factors.  First, not withstanding PSCo’s view that the City of Seattle has failed to apply the standard that the FERC has established in this proceeding, and the recognition that this case raises a novel issue and the FERC’s standard will likely be challenged on appeal to the Ninth Circuit, the outcome of such an appeal cannot be predicted with any certainty.  Second, PSCo would expect to make equitable arguments against refunds even if the City of Seattle were to establish that it was overcharged for transactions.  If a loss were sustained, PSCo would attempt to recover those losses from other PRPs.  No accrual has been recorded for this matter.

7.	Borrowings and Other Financing Instruments

Short-Term Borrowings

Money Pool — Xcel Energy Inc. and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries.  Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc.  Money pool borrowings for PSCo were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$250	$250
Amount outstanding at period end	-	-
Average amount outstanding	1	0.3
Maximum amount outstanding	12	8
Weighted average interest rate, computed on a daily basis	0.36%	0.33%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$700	$700
Amount outstanding at period end	-	154
Average amount outstanding	154	8
Maximum amount outstanding	332	165
Weighted average interest rate, computed on a daily basis	0.34%	0.33%
Weighted average interest rate at period end	N/A	0.35

Letters of Credit — PSCo uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At both March 31, 2013 and Dec. 31, 2012, there were $4.0 million of letters of credit outstanding.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

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

At March 31, 2013, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700.0	$4.0	$696.0

(a)	Credit facility expires in July 2017.
(b)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  PSCo had no direct advances on the credit facility outstanding at March 31, 2013 and Dec. 31, 2012.

Long-Term Borrowings

In March 2013, PSCo issued $250 million of 2.50 percent first mortgage bonds due March 15, 2023, as well as $250 million of 3.95 percent first mortgage bonds due March 15, 2043.

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

At March 31, 2013, accumulated other comprehensive losses related to interest rate derivatives included $0.5 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges.

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

At March 31, 2013, PSCo had various vehicle fuel contracts designated as cash flow hedges extending through December 2016.  PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2013 and 2012.

At March 31, 2013, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at March 31, 2013 and Dec. 31, 2012:

(Amounts in Thousands) (a)(b)	March 31, 2013	Dec. 31, 2012
Megawatt hours (MWh) of electricity	570	813
Million British thermal units (MMBtu) of natural gas	31	646
Gallons of vehicle fuel	284	307

(a)	Amounts are not reflective of net positions in the underlying commodities.
(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.  At March 31, 2013, four of PSCo’s 10 most significant counterparties, comprising $28.6 million or 24 percent of this credit exposure at March 31, 2013, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  The remaining six significant counterparties, comprising $65.7 million or 56 percent of this credit exposure at March 31, 2013, were not rated by these agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.  All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the consolidated statement of comprehensive income, is detailed in the following table:

	Three Months Ended March 31
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(22,871)	$(12,377)
After-tax net unrealized gains related to derivatives accounted for as hedges	7	13,020
After-tax net realized gains on derivative transactions reclassified into earnings	(118)	(375)
Accumulated other comprehensive (loss) income related to cash flow hedges at March 31	$(22,982)	$268

The following tables detail the impact of derivative activity during the three months ended March 31, 2013 and 2012, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended March 31, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory (Assets) and Liabilities		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$-	$-	$(180)	(a)	$-		$-
Vehicle fuel and other commodity	11	-	(12)	(d)	-		-
Total	$11	$-	$(192)		$-		$-

Other derivative instruments
Natural gas commodity	$-	$43	$-		$7	(c)	$16	(b)
Total	$-	$43	$-		$7		$16

	Three Months Ended March 31, 2012
	Pre-Tax Fair Value		Pre-Tax (Gains) Losses
	Gains (Losses) Recognized		Reclassified into Income
	During the Period in:		During the Period from:
	Accumulated		Accumulated				Pre-Tax Losses
	Other	Regulatory	Other		Regulatory		Recognized
	Comprehensive	(Assets) and	Comprehensive		Assets and		During the Period
(Thousands of Dollars)	Income	Liabilities	Income		(Liabilities)		in Income
Derivatives designated as cash flow hedges
Interest rate	$20,917	$-	$(582)	(a)	$-		$-
Vehicle fuel and other commodity	75	-	(23)	(d)	-		-
Total	$20,992	$-	$(605)		$-		$-

Other derivative instruments
Natural gas commodity	$-	$(7,715)	$-		$61,858	(c)	$(109)	(b)
Total	$-	$(7,715)	$-		$61,858		$(109)

(a)	Amounts are recorded to interest charges.
(b)	Amounts are recorded to electric fuel and purchased power.
(c)
Amounts for the three months ended March 31, 2012 included $5.0 million of settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate.  Such losses for the three months ended March 31, 2013 were immaterial.  The remaining settlement losses for the three months ended March 31, 2013 and 2012 relate to natural gas operations and are recorded to cost of natural gas sold and transported.  These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.

(d)	Amounts are recorded to operating and maintenance (O&M) expenses.

PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2013 and 2012.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale (NPNS) contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings.  If the credit ratings of PSCo were downgraded below investment grade, derivative instruments reflected in a $2.4 million and $4.6 million gross liability position on the consolidated balance sheets at March 31, 2013 and Dec. 31, 2012, respectively, would have required PSCo to post collateral or settle outstanding contracts, including other contracts subject to master netting agreements, which would have resulted in payments of $2.4 million and $4.6 million at March 31, 2013 and Dec. 31, 2012, respectively.  At March 31, 2013 and Dec. 31, 2012, there was no collateral posted on these specific contracts.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2013 and Dec. 31, 2012.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013:

	March 31, 2013
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$42	$-	$42	$-	$42
Other derivative instruments:
Commodity trading	-	4,746	-	4,746	(2,282)	2,464
Natural gas commodity	-	16	-	16	-	16
Total current derivative assets	$-	$4,804	$-	$4,804	$(2,282)	2,522
Purchased power agreements (a)						1,715
Current derivative instruments						$4,237
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$39	$-	$39	$-	$39
Other derivative instruments:
Commodity trading	-	1,209	-	1,209	(518)	691
Total noncurrent derivative assets	$-	$1,248	$-	$1,248	$(518)	730
Purchased power agreements (a)						8,178
Noncurrent derivative instruments						$8,908
Current derivative liabilities
Derivatives designated as cash flow hedges:
Other derivative instruments:
Commodity trading	$-	$4,272	$-	$4,272	$(1,869)	$2,403
Total current derivative liabilities	$-	$4,272	$-	$4,272	$(1,869)	2,403
Purchased power agreements (a)						5,429
Current derivative instruments						$7,832
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$-	$1,128	$-	$1,128	$(518)	$610
Total noncurrent derivative liabilities	$-	$1,128	$-	$1,128	$(518)	610
Purchased power agreements (a)						27,343
Noncurrent derivative instruments						$27,953

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2013 and Dec. 31, 2012.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2012:

	Dec. 31, 2012
	Fair Value
				Fair Value	Counterparty
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total	Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$43	$-	$43	$-	$43
Other derivative instruments:
Commodity trading	-	6,432	-	6,432	(3,301)	3,131
Natural gas commodity	-	7	-	7	(7)	-
Total current derivative assets	$-	$6,482	$-	$6,482	$(3,308)	3,174
Purchased power agreements (a)						1,715
Current derivative instruments						$4,889
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$-	$39	$-	$39	$-	$39
Other derivative instruments:
Commodity trading	-	3,768	-	3,768	(1,546)	2,222
Total noncurrent derivative assets	$-	$3,807	$-	$3,807	$(1,546)	2,261
Purchased power agreements (a)						8,607
Noncurrent derivative instruments						$10,868
Current derivative liabilities
Other derivative instruments:
Commodity trading	$-	$5,958	$-	$5,958	$(2,712)	$3,246
Natural gas commodity	-	85	-	85	(7)	78
Total current derivative liabilities	$-	$6,043	$-	$6,043	$(2,719)	3,324
Purchased power agreements (a)						5,429
Current derivative instruments						$8,753
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$-	$3,450	$-	$3,450	$(1,546)	$1,904
Total noncurrent derivative liabilities	$-	$3,450	$-	$3,450	$(1,546)	1,904
Purchased power agreements (a)						28,701
Noncurrent derivative instruments						$30,605

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2013 and Dec. 31, 2012.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

There were no changes in Level 3 recurring fair value measurements for the three months ended March 31, 2013 and 2012.

PSCo recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for the three months ended March 31, 2013 and 2012.

Fair Value of Long-Term Debt

As of March 31, 2013 and Dec. 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2013		Dec. 31, 2012
	Carrying		Carrying
(Thousands of Dollars)	Amount	Fair Value	Amount	Fair Value
Long-term debt, including current portion	$3,876,641	$4,323,766	$3,630,773	$4,131,866

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of March 31, 2013 and Dec. 31, 2012, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.  These fair value estimates have not been comprehensively revalued for purposes of these consolidated financial statements since those dates and current estimates of fair values may differ significantly.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2013	2012
Interest income	$914	$1,028
Other nonoperating income	882	568
Insurance policy expense	(219)	(564)
Other income, net	$1,577	$1,032

10.	Segment Information

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

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2013
Operating revenues from external customers	$721,348	$383,924	$12,185	$-	$1,117,457
Intersegment revenues	88	47	-	(135)	-
Total revenues	$721,436	$383,971	$12,185	$(135)	$1,117,457
Net income	$78,468	$33,799	$4,338	$-	$116,605

	Regulated	Regulated	All	Reconciling	Consolidated
(Thousands of Dollars)	Electric	Natural Gas	Other	Eliminations	Total
Three Months Ended March 31, 2012
Operating revenues from external customers	$682,279	$383,004	$10,769	$-	$1,076,052
Intersegment revenues	92	55	-	(147)	-
Total revenues	$682,371	$383,059	$10,769	$(147)	$1,076,052
Net income	$61,333	$28,310	$3,642	$-	$93,285

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended March 31
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,302	$5,497	$803	$823
Interest cost	11,540	12,624	5,934	6,142
Expected return on plan assets	(15,955)	(16,235)	(7,307)	(6,270)
Amortization of transition obligation	-	-	196	2,751
Amortization of prior service (credit) cost	(266)	57	(1,229)	(1,288)
Amortization of net loss	10,854	8,305	3,490	2,604
Net periodic benefit cost	12,475	10,248	1,887	4,762
Additional cost recognized due to the effects of regulation	-	-	-	973
Net benefit cost recognized for financial reporting	$12,475	$10,248	$1,887	$5,735

In January 2013, contributions of $191.5 million were made across four of Xcel Energy’s pension plans, of which $44.3 million was attributable to PSCo.  Xcel Energy does not expect additional pension contributions during 2013.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(22,871)
Other comprehensive income before reclassifications	7
Gains reclassified from net accumulated other comprehensive loss	(118)
Net current period other comprehensive loss	(111)
Accumulated other comprehensive loss at March 31	$(22,982)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2013 were as follows:

(Thousands of Dollars)	Amounts Reclassified from Accumulated Other Comprehensive Loss
Gains on cash flow hedges:
Interest rate derivatives	$(180	) (a)
Vehicle fuel derivatives	(12	) (b)
Total, pre-tax	(192)
Tax expense	74
Total amounts reclassified, net of tax	$(118)

(a)	Included in interest charges.
(b)	Included in O&M expenses.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of slow down in the U.S. economy or delay in growth recovery; actions of credit rating agencies; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2012, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2013.

Results of Operations

PSCo’s net income was approximately $116.6 million for the three months ended March 31, 2013, compared with approximately $93.3 million for the same period in 2012.  The increase is mainly due to the electric rate increases in May 2012 and January 2013, cooler weather impacting electric and gas margins and lower interest charges.  The increase is partially offset by higher depreciation expense and O&M expenses.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2013	2012
Electric revenues	$721	$682
Electric fuel and purchased power	(320)	(311)
Electric margin	$401	$371

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Retail rate increases	$19
Fuel and purchased power cost recovery	11
Estimated impact of weather	4
Demand side management (DSM) program revenue	3
Non-fuel riders	3
Trading, including renewable energy credit sales	(3)
Other, net	2
Total increase in electric revenues	$39

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Retail rate increases	$19
Estimated impact of weather	4
DSM program revenue	3
Non-fuel riders	3
Other, net	1
Total increase in electric margin	$30

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2013	2012
Natural gas revenues	$384	$383
Cost of natural gas sold and transported	(250)	(257)
Natural gas margin	$134	$126

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2013 vs. 2012
Estimated impact of weather	$9
Purchased natural gas adjustment clause recovery	(7)
Other, net	(1)
Total increase in natural gas revenues	$1

Natural Gas Margin

(Millions of Dollars)	2013 vs. 2012
Estimated impact of weather	$9
Other, net	(1)
Total increase in natural gas margin	$8

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased by $4.7 million, or 2.8 percent, for the first quarter of 2013 compared with the same period in 2012.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2013 vs. 2012
Vegetation management costs	$3
Plant generation costs	3
Employee benefit costs	2
Information technology costs	(3)
Total increase in O&M expenses	$5

DSM Program Expenses — DSM program expenses increased $3.7 million, or 12.5 percent, for the first quarter of 2013 compared with the same period in 2012.  The higher expense is primarily attributable to an increase in the electric rate used to recover program expenses.  DSM program expenses are recovered concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $6.0 million, or 7.1 percent, for the first quarter of 2013 compared with the same period for 2012.  The increase is due to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by $1.4 million, or 4.0 percent, for the first quarter of 2013 compared with the same period in 2012.  The increase is due to the amortization of previously deferred electric property taxes.  Increased property taxes in Colorado related to the electric retail business are being deferred based on the multi-year rate settlement approved by the CPUC in May 2012.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased by $4.2 million for the first quarter of 2013 compared with the same period in 2012.  The increase is due to construction related to the CACJA, the expansion of transmission facilities and other capital investments.

Interest Charges — Interest charges decreased by $6.9 million, or 14.3 percent, for the first quarter of 2013 compared with the same period in 2012.  The decrease is due to lower interest rates, primarily related to refinancings completed in the second half of 2012, partially offset by higher long-term debt levels to fund investments in utility operations.

Income Taxes — Income tax expense increased $11.7 million for the first quarter of 2013 compared with the same period in 2012.  The increase in income tax expense was primarily due to higher pretax earnings in 2013.  The ETR was 35.4 percent for the first quarter of 2013 compared with 35.9 percent for the same period in 2012.

Factors Affecting Results of Operations

Public Utility Regulation

2011 Electric Resource Plan (ERP) — In July 2012, PSCo filed two separate applications to update its resource plan.  The first was an application to purchase Brush Power, LLC and all of its assets including Brush generating Units 1, 3 and 4 for a total purchase price of approximately $75 million.  The Brush units currently provide 237 MW of natural gas fueled capacity and energy to PSCo under purchased power agreements (PPAs) that are set to expire in 2017 for Brush Unit 1 and Brush Unit 3, and 2022 for Brush Unit 4.

The second application sought approval to retire Arapahoe Unit 4, a 109 MW coal-fired company-owned generating station at the end of 2013.  This was presented as an alternative to permanently fuel switching Arapahoe Unit 4 to natural gas and instead replacing the capacity and associated energy with a natural gas PPA with an existing generator.

In January 2013, the CPUC denied approval of the acquisition due to the risks associated with the transaction.  In February 2013, the transaction was terminated.  The CPUC also decided that it was best not to make the decision to retire Arapahoe Unit 4 in this first phase of the resource plan and instead determined that the decision is best made after the retirement can be compared to bids received in the second phase.

2013 All-Source Solicitation — In January 2013, the CPUC approved with modifications the 2011 ERP.  In March 2013, PSCo issued an All-Source RFP for 250 MW by the end of 2018.  Proposals for the All-Source RFP may be for purchase power agreements, self-build or contracts with a build-ownership transfer option.  PSCo also issued a separate wind RFP for purchase power agreements only.  Bid proposals in response to the Wind RFP were received in April 2013.

Next steps in the 2013 All-Source solicitation schedule are expected to be as follows:

•	The deadline for All-Source generation bids – May 2013
•	Delivery of the wind evaluation assessment report to CPUC – May 2013
•	Delivery of the All-Source evaluation assessment report to CPUC – September 2013
•	CPUC evaluation and regulatory approval of wind-based generation proposals – October 2013
•	CPUC evaluation and regulatory approval of All-Source generation proposals – December 2013

San Luis Valley-Calumet-Comanche Transmission Project — In May 2009, PSCo and Tri-State Generation and Transmission Association filed a joint application with the CPUC for a 230 kilovolt and 345 kilovolt line and substation construction project.  The line was intended to assist in bringing solar power in the San Luis Valley to customers.  In March 2011, the CPUC granted a CPCN for this project.  The CPUC’s decisions have been appealed to the Costilla County District Court by Blanca Ranch Holdings, LLC and Trinchera Ranch Holdings, LLC, and are pending before the Court.

PSCo has determined that due to lower projected load growth, lower gas prices and the higher cost of solar thermal generation, the proposed transmission project would not be necessary for the foreseeable future.  On April 30, 2013, PSCo provided notice to the CPUC that the transmission project should not be built.

Boulder, Colo. Franchise Agreement — In November 2011, two ballot measures were passed by the citizens of Boulder.  The first measure increased the occupation tax to raise an additional $1.9 million annually for funding the exploration costs of forming a municipal utility and acquiring the PSCo electric distribution system in Boulder.  The second measure authorized the formation and operation of a municipal light and power utility and the issuance of enterprise revenue bonds, subject to certain restrictions, including the level of initial rates and debt service coverage.

In December 2012, Boulder issued a white paper exploring opportunities for reaching its energy goals with PSCo, in lieu of condemnation.  PSCo has advised Boulder that it is willing to discuss many of these opportunities.  In February 2013, Boulder staff published a memorandum on the feasibility of creating a municipal utility.  In April 2013, the Boulder City Council voted to proceed with the possible formation of a municipal electric utility, including considering authorization to commence legal actions needed to determine any potential rights or obligations of Boulder and means of separating from Xcel Energy’s system under state and federal law.  Boulder City Council is not expected to make a final decision regarding a condemnation action until August 2013.

Should Boulder attempt to condemn PSCo facilities, PSCo would seek to obtain full compensation for the property and business taken by Boulder and for all damages resulting to PSCo and its system.  PSCo would also seek appropriate compensation for stranded costs with the FERC.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, accounting practices and certain other activities of PSCo, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards.  State and local agencies have jurisdiction over many of PSCo’s activities, including regulation of retail rates and environmental matters.  See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2012.  In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities to develop tariffs that provide for joint transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, FERC Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area.  The FERC required that opportunity to build such projects would extend to competitive transmission developers.  PSCo is not in an RTO and therefore is responsible for making its own Order 1000 compliance filing.  PSCo has made its initial compliance filing to incorporate new provisions into its tariffs regarding regional planning and cost allocation; the filings to address interregional planning and cost allocation requirements are due July 10, 2013.

Colorado does not have legislation protecting ROFR rights for incumbent utilities.  PSCo submitted its compliance filing to address the regional planning and cost allocation requirements of Order 1000, proposing that the region that PSCo would join was WestConnect, a consortium of utilities in the Western Interconnection.  In March 2013, the FERC issued its initial order on PSCo’s compliance filing and required a number of changes, including the requirement that cost allocation for new projects identified through the planning process be binding upon all participants in the planning process.  This requirement poses a challenge because WestConnect is compromised of a number of utilities that are not subject to FERC jurisdiction and are unwilling to participate in a regional planning or cost allocation process if they do not have the ultimate authority to decline to help fund a project identified through the regional process.  PSCo and other WestConnect members are required to file additional compliance language by July 2013.  In addition, on April 22, 2013, PSCo and other WestConnect members requested rehearing on various aspects of the March 2013 order, including the requirement that cost allocation be binding.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of March 31, 2013, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2012, which is incorporated herein by reference.

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
4.01*
Supplemental Indenture dated as of March 1, 2013 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 2.50 percent First Mortgage Bonds, Series No. 25 due 2023 and $250 million principal amount of 3.95 percent First Mortgage Bonds, Series No. 26 due 2043 (Exhibit 4.01 to Form 8-K dated March 26, 2013 (file no. 001-03280)).

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
101 †
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado
May 6, 2013
	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director