Form 10-Q
period 2013-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2013-08-05
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 5, 2013
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Operating revenues
Electric	$747,882	$714,651	$1,469,230	$1,396,930
Natural gas	209,296	147,398	593,220	530,402
Steam and other	9,251	7,452	21,436	18,221
Total operating revenues	966,429	869,501	2,083,886	1,945,553

Operating expenses
Electric fuel and purchased power	322,787	294,698	642,668	605,597
Cost of natural gas sold and transported	109,697	57,091	359,317	313,968
Cost of sales — steam and other	4,008	2,928	8,813	7,095
Operating and maintenance expenses	188,152	180,100	361,193	348,482
Demand side management program expenses	32,938	29,348	66,059	58,792
Depreciation and amortization	89,079	80,151	178,629	163,740
Taxes (other than income taxes)	36,093	32,875	71,233	66,663
Total operating expenses	782,754	677,191	1,687,912	1,564,337

Operating income	183,675	192,310	395,974	381,216

Other income, net	1,322	1,550	2,899	2,582
Allowance for funds used during construction — equity	6,791	3,548	12,714	6,274

Interest charges and financing costs
Interest charges — includes other financing costs of $1,723, $1,790, $3,371, and $3,580, respectively	43,231	48,074	84,619	96,365
Allowance for funds used during construction — debt	(3,100)	(1,534)	(5,251)	(2,695)
Total interest charges and financing costs	40,131	46,540	79,368	93,670

Income before income taxes	151,657	150,868	332,219	296,402
Income taxes	54,358	55,461	118,315	107,710
Net income	$97,299	$95,407	$213,904	$188,692

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Net income	$97,299	$95,407	$213,904	$188,692

Other comprehensive loss

Derivative instruments:
Net fair value decrease, net of tax of $(11), $(11,485), $(7), and $(3,513), respectively	(20)	(18,757)	(13)	(5,737)
Reclassification of gains to net income, net of tax of $(71), $(230), $(145), and $(460), respectively	(118)	(376)	(236)	(751)

Other comprehensive loss	(138)	(19,133)	(249)	(6,488)
Comprehensive income	$97,161	$76,274	$213,655	$182,204

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2013	2012
Operating activities
Net income	$213,904	$188,692
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	181,222	166,460
Demand side management program amortization	2,514	2,785
Deferred income taxes	127,490	117,034
Amortization of investment tax credits	(1,479)	(1,303)
Allowance for equity funds used during construction	(12,714)	(6,274)
Net realized and unrealized hedging and derivative transactions	(5,094)	5,953
Changes in operating assets and liabilities:
Accounts receivable	83,949	57,355
Accrued unbilled revenues	56,802	100,953
Inventories	32,123	69,268
Prepayments and other	(8,183)	(34,380)
Accounts payable	(16,087)	(106,008)
Net regulatory assets and liabilities	64,131	(33,991)
Other current liabilities	(63,653)	(54,416)
Pension and other employee benefit obligations	(44,007)	(38,190)
Change in other noncurrent assets	479	(7,450)
Change in other noncurrent liabilities	2,860	(4,737)
Net cash provided by operating activities	614,257	421,751

Investing activities
Utility capital/construction expenditures	(497,626)	(382,676)
Allowance for equity funds used during construction	12,714	6,274
Investments in utility money pool arrangement	(617,000)	(610,000)
Repayments from utility money pool arrangement	531,000	662,000
Net cash used in investing activities	(570,912)	(324,402)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(154,000)	5,000
Borrowings under utility money pool arrangement	14,000	19,000
Repayments under utility money pool arrangement	(14,000)	(14,000)
Proceeds from issuance of long-term debt	492,383	—
Repayments of long-term debt	(250,000)	—
Capital contributions from parent	460	28,122
Dividends paid to parent	(133,481)	(134,004)
Net cash used in financing activities	(44,638)	(95,882)

Net change in cash and cash equivalents	(1,293)	1,467
Cash and cash equivalents at beginning of period	5,150	3,763
Cash and cash equivalents at end of period	$3,857	$5,230

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(76,228)	$(90,642)
Cash paid for income taxes, net	(14,922)	(33,342)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$73,152	$58,967

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2013	Dec. 31, 2012
Assets
Current assets
Cash and cash equivalents	$3,857	$5,150
Accounts receivable, net	272,988	277,461
Accounts receivable from affiliates	13,503	93,544
Investments in utility money pool arrangement	86,000	—
Accrued unbilled revenues	228,822	285,624
Inventories	191,671	223,794
Regulatory assets	158,975	143,689
Deferred income taxes	35,904	—
Derivative instruments	6,489	4,889
Prepayments and other	31,718	22,970
Total current assets	1,029,927	1,057,121

Property, plant and equipment, net	10,321,636	10,030,991

Other assets
Regulatory assets	907,695	934,728
Derivative instruments	7,761	10,868
Other	53,596	50,461
Total other assets	969,052	996,057
Total assets	$12,320,615	$12,084,169

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$281,676	$256,297
Short-term debt	—	154,000
Accounts payable	326,969	359,969
Accounts payable to affiliates	25,778	30,001
Regulatory liabilities	61,066	33,723
Taxes accrued	95,579	153,614
Accrued interest	48,453	48,014
Dividends payable to parent	65,461	66,803
Derivative instruments	8,476	8,753
Other	64,650	72,669
Total current liabilities	978,108	1,183,843

Deferred credits and other liabilities
Deferred income taxes	1,955,825	1,782,828
Deferred investment tax credits	40,654	42,097
Regulatory liabilities	429,969	417,404
Asset retirement obligations	43,933	43,751
Derivative instruments	25,987	30,605
Customer advances	237,642	229,498
Pension and employee benefit obligations	280,581	324,625
Other	66,533	69,307
Total deferred credits and other liabilities	3,081,124	2,940,115

Commitments and contingencies
Capitalization
Long-term debt	3,593,671	3,374,476
Common stock – 100 shares authorized at $0.01 par value; 100 shares outstanding at June 30, 2013 and Dec. 31, 2012	—	—
Additional paid in capital	3,416,129	3,415,669
Retained earnings	1,274,703	1,192,937
Accumulated other comprehensive loss	(23,120)	(22,871)
Total common stockholder’s equity	4,667,712	4,585,735
Total liabilities and equity	$12,320,615	$12,084,169

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of June 30, 2013 and Dec. 31, 2012; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2013 and 2012; and its cash flows for the six months ended June 30, 2013 and 2012.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after June 30, 2013 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2012 balance sheet information has been derived from the audited 2012 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2012.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2012, filed with the SEC on Feb. 25, 2013.  Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2013	Dec. 31, 2012
Accounts receivable, net
Accounts receivable	$294,264	$299,379
Less allowance for bad debts	(21,276)	(21,918)
	$272,988	$277,461

(Thousands of Dollars)	June 30, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$56,452	$54,486
Fuel	78,263	89,246
Natural gas	56,956	80,062
	$191,671	$223,794

(Thousands of Dollars)	June 30, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$9,990,142	$9,782,163
Natural gas plant	2,638,057	2,583,394
Common and other property	753,157	761,712
Plant to be retired (a)	115,466	152,730
Construction work in progress	720,008	506,225
Total property, plant and equipment	14,216,830	13,786,224
Less accumulated depreciation	(3,895,194)	(3,755,233)
	$10,321,636	$10,030,991

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

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.  As of June 30, 2013, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of June 30, 2013, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2006.  In the fourth quarter of 2012, the state of Colorado commenced an examination of tax years 2006 through 2009.  As of June 30, 2013, no material adjustments had been proposed for these years.  There are currently no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$1.3	$1.3
Unrecognized tax benefit — Temporary tax positions	9.0	8.3
Total unrecognized tax benefit	$10.3	$9.6

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(6.8)	$(5.3)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state audits progress.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $9 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at June 30, 2013 and Dec. 31, 2012 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2013 or Dec. 31, 2012.

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

In order to accommodate the procedural schedule, rates will go into effect as filed on Aug. 10, 2013, subject to refund.

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

(Millions of Dollars)	CPUC Staff	OCC
PSCo deficiency based on a HTY	$28.3	$28.3
ROE and capital structure adjustments	(20.8)	(20.0)
Move to a 13 month average from year end rate base	(5.7)	(3.2)
Remove pension asset	(5.9)	—
Remove incentive compensation	(3.5)	(0.2)
Challenge known and measurable	—	(9.0)
Eliminate depreciation annualization	—	(1.8)
Revenue adjustments	(4.1)	(1.4)
Resulting tax impacts	1.5	4.7
Other adjustments	(4.2)	3.1
Recommendation	$(14.4)	$0.5

On April 26, 2013, the CPUC Staff filed supplemental testimony recommending an additional net disallowance of $1.6 million for adjustments and corrections.

On April 29, 2013, PSCo filed rebuttal testimony and revised its requested annual rate increase to $44.8 million for 2013, with subsequent step increases of $9.0 million for 2014 and $10.9 million for 2015, based on an ROE of 10.3 percent.  PSCo agreed to recover approximately $3.5 million of revenue requirement in the PSIA, rather than through base rates and accepted the CPUC Staff’s recommendation to use deferred accounting to accommodate property tax increases.

Hearings were held in May 2013. An ALJ recommendation is anticipated in August 2013 and a decision is expected in the third quarter of 2013.

Colorado 2013 Steam Rate Case — In December 2012, PSCo filed a request to increase Colorado retail steam rates by $1.6 million in 2013 with subsequent step increases of $0.9 million in 2014 and $2.3 million in 2015.  The request is based on a 2013 forecast test year, a 10.5 percent ROE, a rate base of $21 million for steam and an equity ratio of 56 percent.  Final rates are expected to be effective in the fourth quarter of 2013.

On July 23, 2013, PSCo, CPUC Staff, the OCC and Colorado Energy Consumers representing the Building Owners Management Association filed an unopposed joint motion for the CPUC to vacate the current procedural schedule and to set a date of Aug. 12, 2013, by which the parties shall file either: (i) a comprehensive settlement agreement resolving all issues presented in this matter; or (ii) a consensus revised procedural schedule.

2011 Electric Rate Case Earnings Test — On April 1, 2013, PSCo filed a tariff implementing the earnings sharing mechanism consistent with the settlement and CPUC decision for PSCo’s 2011 electric rate case.  The earnings sharing mechanism is used to apply prospective electric rate adjustments for earnings in the prior year over PSCo’s authorized ROE threshold of 10 percent.  In the April 2013 filing for 2012, PSCo indicated that its earnings did not exceed the established threshold.  CPUC Staff, the OCC and Colorado Energy Consumers each filed notices with the CPUC disputing PSCo’s assertion that earnings did not exceed the threshold. In June 2013, PSCo entered into a comprehensive settlement of issues with all parties, which was approved by the CPUC and resulted in a refund of approximately $8.2 million to customers over the next year. As of June 30, 2013, PSCo recognized a liability for the settlement amount as well as an estimated accrual representing its best estimate of any refund obligation for the 2013 test year.

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

In March 2012, the CPUC approved an annual margin sharing on the first $20 million of margins on hybrid REC trades of 80 percent to the customers and 20 percent to PSCo.  Margins in excess of the $20 million are to be shared 90 percent to the customers and 10 percent to PSCo.  The CPUC authorized PSCo to return to customers unspent carbon offset funds by crediting the RESA regulatory asset balance.  For the three months ended June 30, 2013 and 2012, PSCo credited the RESA regulatory asset balance $6.5 million and $6.3 million, respectively.  The cumulative credit to the RESA regulatory asset balance was $93.3 million and $82.8 million at June 30, 2013 and Dec. 31, 2012, respectively.  The credits include the customers’ share of REC trading margins and the customers’ share of carbon offset funds.

This sharing mechanism will be effective through 2014 to provide the CPUC an opportunity to review the framework and evidence regarding actual deliveries.

2012 PSIA Report — In April 2013, PSCo filed its 2012 PSIA report. The OCC and CPUC Staff requested the CPUC set the matter for hearing to review in detail the information provided, including a review of the prudence of expenditures in 2012, and to develop standards for future filings. The CPUC approved the request on July 10, 2013 and assigned the matter to an ALJ. A procedural schedule has not been set.

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

PSCo had approximately 1,510 megawatts (MW) and 1,433 MW of capacity under long-term purchased power agreements as of June 30, 2013 and Dec. 31, 2012, respectively, with entities that have been determined to be variable interest entities.  PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2028.

Environmental Contingencies

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard Proposal (NSPS) and Emission Guideline for Existing Sources — In April 2012, the U.S. Environmental Protection Agency (EPA) proposed a GHG NSPS for newly constructed power plants. The proposal requires that carbon dioxide (CO2) emission rates be equal to a natural gas combined-cycle plant, even if the plant is coal-fired. The EPA also proposed that NSPS not apply to modified or reconstructed existing power plants and that installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. On June 25, 2013, President Obama issued a memorandum directing the EPA to re-propose GHG emission standards for new power plants and develop GHG emission standards for existing power plants. It is not possible to evaluate the impact of these regulations until the upcoming proposals and final requirements are known.

Federal Clean Water Act - Effluent Limitations Guidelines (ELG) — In June 2013, the EPA published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals (CCR). Refuse derived fuel, biomass and other alternatively fueled power plants are not addressed by the proposed revisions. The proposed rule identifies four potential regulatory options and invites comments on those regulatory approaches. The options differ in the number of waste streams covered, size of the units controlled and stringency of controls. The EPA is also seeking comment on the interaction between the ELG proposal and its proposed CCR rule, which is another proposed rule that would also regulate surface impoundments that store coal combustion byproducts (coal ash) and whether to regulate coal ash as hazardous or nonhazardous waste. A final rule is anticipated in 2014. Under the current proposed rule, facilities would need to comply as soon as possible after July 1, 2017 but no later than July 1, 2022. The impact of this rule on PSCo is uncertain at this time.

Regional Haze Rules — In 2005, the EPA finalized amendments to its regional haze rules, known as best available retrofit technology (BART), which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas.  PSCo generating facilities are subject to BART requirements.  Individual states were required to identify the facilities located in their states that will have to reduce sulfur dioxide, nitrogen oxide and particulate matter emissions under BART and then set emissions limits for those facilities.

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

In September 2012, the EPA granted final approval of the SIP, including the CACJA emission reduction plan for PSCo, as satisfying BART requirements.  The emission controls are expected to be installed between 2014 and 2017.  Projected costs for emission controls at the Hayden and Pawnee plants are $340.8 million.  PSCo expects the cost of any required capital investment will be recoverable from customers.

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

Environmental Litigation

Native Village of Kivalina vs. Xcel Energy Inc. et al. — In February 2008, the City and Native Village of Kivalina, Alaska, filed a lawsuit in the U.S. District Court for the Northern District of California against Xcel Energy and 23 other utility, oil, gas and coal companies.  Plaintiffs claim that defendants’ emission of CO2 and other greenhouse gases contribute to global warming, which is harming their village.  Xcel Energy believes the claims asserted in this lawsuit are without merit and joined with other utility defendants in filing a motion to dismiss in June 2008.  In October 2009, the U.S. District Court dismissed the lawsuit on constitutional grounds.  In November 2009, plaintiffs filed a notice of appeal to the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).  In October 2012, the Ninth Circuit affirmed the U.S. District Court’s dismissal and subsequently rejected plaintiffs’ request for rehearing.  In May 2013 the U.S. Supreme Court denied plaintiffs’ request for review, which brings this litigation to a close.  No accrual has been recorded for this matter.

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  In May 2013, the Fifth Circuit affirmed the district court’s dismissal of this lawsuit. It is uncertain whether plaintiffs will seek further review of this decision. Although Xcel Energy believes the likelihood of loss is remote based upon existing case law, it is not possible to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  No accrual has been recorded for this matter.

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

The FERC issued an order on remand establishing principles for the review proceeding in October 2011.  In September 2012, the City of Seattle filed its direct case against PSCo and other Pacific Northwest sellers claiming refunds for the period January 2000 through June 2001.  Seattle indicated that for the period June 2000 through June 2001 PSCo had sales to the City of Seattle of approximately $50 million.  The City of Seattle did not identify specific instances of unlawful market activity by PSCo, but rather based its claim for refunds on market dysfunction in the Western markets.  PSCo submitted its answering case in December 2012.

On April 5, 2013, the FERC issued an order on rehearing of its remand order issued for the October 2011 review proceedings.  The FERC confirmed that the City of Seattle would be able to attempt to obtain refunds back from January 2000, but reaffirmed the transaction-specific standard that the City of Seattle and other complainants would have to comply with to obtain refunds.  In addition, the FERC rejected the imposition of any market-wide remedies. Although the FERC order on rehearing established the period for which the City of Seattle could seek refunds as January 2000 through June 2001, it is unclear what claim Seattle has against PSCo prior to June 2000. In the proceeding, Seattle does not allege specific misconduct or tariff violations by PSCo but instead asserts generally that the rates charged by PSCo and other sellers were excessive. A FERC hearing on the issue is scheduled to begin in August 2013.

Preliminary calculations of the City of Seattle’s claim for refunds from PSCo are approximately $28 million not including interest.  PSCo has concluded that a loss is reasonably possible with respect to this matter; however, given the surrounding uncertainties, PSCo is currently unable to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  In making this assessment, PSCo considered two factors.  First, not withstanding PSCo’s view that the City of Seattle has failed to apply the standard that the FERC has established in this proceeding, and the recognition that this case raises a novel issue and the FERC’s standard has been challenged on appeal to the Ninth Circuit, the outcome of such an appeal cannot be predicted with any certainty.  Second, PSCo would expect to make equitable arguments against refunds even if the City of Seattle were to establish that it was overcharged for transactions.  If a loss were sustained, PSCo would attempt to recover those losses from other PRPs.  No accrual has been recorded for this matter.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	0.3
Maximum amount outstanding	—	8
Weighted average interest rate, computed on a daily basis	N/A	0.33%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$700	$700
Amount outstanding at period end	—	154
Average amount outstanding	—	8
Maximum amount outstanding	—	165
Weighted average interest rate, computed on a daily basis	N/A	0.33%
Weighted average interest rate at period end	N/A	0.35

Letters of Credit — PSCo uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At June 30, 2013 and Dec. 31, 2012, there were $4.6 million and $4.0 million of letters of credit outstanding, respectively, under the credit facility.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

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

At June 30, 2013, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700.0	$4.6	$695.4

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility.  PSCo had no direct advances on the credit facility outstanding at June 30, 2013 and Dec. 31, 2012.

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

At June 30, 2013, accumulated other comprehensive losses related to interest rate derivatives included $0.5 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges.

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

At June 30, 2013, PSCo had various vehicle fuel contracts designated as cash flow hedges extending through December 2016.  PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2013 and 2012.

At June 30, 2013, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at June 30, 2013 and Dec. 31, 2012:

(Amounts in Thousands) (a)(b)	June 30, 2013	Dec. 31, 2012
Megawatt hours (MWh) of electricity	486	813
Million British thermal units (MMBtu) of natural gas	4,466	646
Gallons of vehicle fuel	262	307

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.  At June 30, 2013, three of PSCo’s 10 most significant counterparties, comprising $25.0 million or 29 percent of this credit exposure at June 30, 2013, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  The remaining seven significant counterparties, comprising $44.1 million or 50 percent of this credit exposure at June 30, 2013, were not rated by these agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.  All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the consolidated statement of comprehensive income, is detailed in the following table:

	Three Months Ended June 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive (loss) income related to cash flow hedges at April 1	$(22,982)	$268
After-tax net unrealized losses related to derivatives accounted for as hedges	(20)	(18,757)
After-tax net realized gains on derivative transactions reclassified into earnings	(118)	(376)
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(23,120)	$(18,865)

	Six Months Ended June 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(22,871)	$(12,377)
After-tax net unrealized losses related to derivatives accounted for as hedges	(13)	(5,737)
After-tax net realized gains on derivative transactions reclassified into earnings	(236)	(751)
Accumulated other comprehensive loss related to cash flow hedges at June 30	$(23,120)	$(18,865)

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2013 and 2012, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(182)	(a)	$—	$—
Vehicle fuel and other commodity	(31)	—	(7)	(b)	—	—
Total	$(31)	$—	$(189)		$—	$—
Other derivative instruments
Natural gas commodity	$—	$(3,211)	$—		$—	$(244)	(d)
Total	$—	$(3,211)	$—		$—	$(244)

	Six Months Ended June 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(362)	(a)	$—		$—
Vehicle fuel and other commodity	(20)	—	(19)	(b)	—		—
Total	$(20)	$—	$(381)		$—		$—
Other derivative instruments
Natural gas commodity	$—	$(3,169)	$—		$7	(e)	$(228)	(d)
Total	$—	$(3,169)	$—		$7		$(228)

	Three Months Ended June 30, 2012
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(30,163)	$—	$(582)	(a)	$—	$—
Vehicle fuel and other commodity	(79)	—	(24)	(b)	—	—
Total	$(30,242)	$—	$(606)		$—	$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—	$1	(c)
Natural gas commodity	—	769	—		—	—
Total	$—	$769	$—		$—	$1

	Six Months Ended June 30, 2012
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(9,246)	$—	$(1,165)	(a)	$—		$—
Vehicle fuel and other commodity	(4)	—	(46)	(b)	—		—
Total	$(9,250)	$—	$(1,211)		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$1	(c)
Natural gas commodity	—	(6,946)	—		61,858	(e)	(109)	(d)
Total	$—	$(6,946)	$—		$61,858		$(108)

(a)	Recorded to interest charges.

(b)	Recorded to operating and maintenance (O&M) expenses.

(c)	Recorded to electric operating revenues. Portions of these gains and losses are shared with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.

(d)	Amounts are recorded to electric fuel and purchased power.

(e)
Amounts for the six months ended June 30, 2012 included $5.0 million of settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate.  Such losses for the six months ended June 30, 2013 were immaterial.  The remaining settlement losses for the six months ended June 30, 2013 and 2012 relate to natural gas operations and are recorded to cost of natural gas sold and transported.  These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2013 and 2012.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale (NPNS) contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings.  If the credit ratings of PSCo were downgraded below investment grade, derivative instruments reflected in a $2.8 million and $4.6 million gross liability position on the consolidated balance sheets at June 30, 2013 and Dec. 31, 2012, respectively, would have required PSCo to post collateral or settle outstanding contracts, including other contracts subject to master netting agreements, which would have resulted in payments of $2.8 million and $4.6 million at June 30, 2013 and Dec. 31, 2012, respectively.  At June 30, 2013 and Dec. 31, 2012, there was no collateral posted on these specific contracts.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2013 and Dec. 31, 2012.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013:

	June 30, 2013
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$27	$—	$27	$—	$27
Other derivative instruments:
Commodity trading	—	5,579	—	5,579	(2,638)	2,941
Natural gas commodity	—	1,808	—	1,808	(2)	1,806
Total current derivative assets	$—	$7,414	$—	$7,414	$(2,640)	4,774
Purchased power agreements (a)						1,715
Current derivative instruments						$6,489
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$12	$—	$12	$—	$12
Total noncurrent derivative assets	$—	$12	$—	$12	$—	12
Purchased power agreements (a)						7,749
Noncurrent derivative instruments						$7,761
Current derivative liabilities
Derivatives designated as cash flow hedges:
Other derivative instruments:
Commodity trading	$—	$5,105	$—	$5,105	$(2,285)	$2,820
Natural gas commodity	—	231	—	231	(2)	229
Total current derivative liabilities	$—	$5,336	$—	$5,336	$(2,287)	3,049
Purchased power agreements (a)						5,427
Current derivative instruments						$8,476
Noncurrent derivative liabilities
Purchased power agreements (a)						25,987
Noncurrent derivative instruments						$25,987

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2013. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2012:

	Dec. 31, 2012
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$43	$—	$43	$—	$43
Other derivative instruments:
Commodity trading	—	6,432	—	6,432	(3,301)	3,131
Natural gas commodity	—	7	—	7	(7)	—
Total current derivative assets	$—	$6,482	$—	$6,482	$(3,308)	3,174
Purchased power agreements (a)						1,715
Current derivative instruments						$4,889
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$39	$—	$39	$—	$39
Other derivative instruments:
Commodity trading	—	3,768	—	3,768	(1,546)	2,222
Total noncurrent derivative assets	$—	$3,807	$—	$3,807	$(1,546)	2,261
Purchased power agreements (a)						8,607
Noncurrent derivative instruments						$10,868
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$5,958	$—	$5,958	$(2,712)	$3,246
Natural gas commodity	—	85	—	85	(7)	78
Total current derivative liabilities	$—	$6,043	$—	$6,043	$(2,719)	3,324
Purchased power agreements (a)						5,429
Current derivative instruments						$8,753
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$3,450	$—	$3,450	$(1,546)	$1,904
Total noncurrent derivative liabilities	$—	$3,450	$—	$3,450	$(1,546)	1,904
Purchased power agreements (a)						28,701
Noncurrent derivative instruments						$30,605

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2012.  The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

There were no changes in Level 3 recurring fair value measurements for the three months ended June 30, 2013 and 2012.

PSCo recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for the three and six months ended June 30, 2013 and 2012.

Fair Value of Long-Term Debt

As of June 30, 2013 and Dec. 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2013		Dec. 31, 2012
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,875,347	$4,090,322	$3,630,773	$4,131,866

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities.  The fair value estimates are based on information available to management as of June 30, 2013 and Dec. 31, 2012, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2013	2012	2013	2012
Interest income	$843	$772	$1,757	$1,800
Other nonoperating income	637	798	1,519	1,366
Insurance policy expense	(158)	(20)	(377)	(584)
Other income, net	$1,322	$1,550	$2,899	$2,582

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2013
Operating revenues	$747,882	$209,296	$9,251	$—	$966,429
Intersegment revenues	61	25	—	(86)	—
Total revenues	$747,943	$209,321	$9,251	$(86)	$966,429
Net income	$85,603	$8,786	$2,910	$—	$97,299

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2012
Operating revenues	$714,651	$147,398	$7,452	$—	$869,501
Intersegment revenues	43	19	—	(62)	—
Total revenues	$714,694	$147,417	$7,452	$(62)	$869,501
Net income	$88,807	$5,529	$1,071	$—	$95,407

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2013
Operating revenues	$1,469,230	$593,220	$21,436	$—	$2,083,886
Intersegment revenues	149	72	—	(221)	—
Total revenues	$1,469,379	$593,292	$21,436	$(221)	$2,083,886
Net income	$164,071	$42,585	$7,248	$—	$213,904

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2012
Operating revenues	$1,396,930	$530,402	$18,221	$—	$1,945,553
Intersegment revenues	135	74	—	(209)	—
Total revenues	$1,397,065	$530,476	$18,221	$(209)	$1,945,553
Net income	$150,140	$33,839	$4,713	$—	$188,692

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended June 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,301	$5,863	$803	$590
Interest cost	11,540	12,929	5,934	6,122
Expected return on plan assets	(15,955)	(16,416)	(7,307)	(6,258)
Amortization of transition obligation	—	—	196	2,751
Amortization of prior service (credit) cost	(266)	57	(1,229)	(1,287)
Amortization of net loss	10,854	8,795	3,489	2,860
Net periodic benefit cost	12,474	11,228	1,886	4,778
Additional cost recognized due to the effects of regulation	—	—	—	973
Net benefit cost recognized for financial reporting	$12,474	$11,228	$1,886	$5,751

	Six Months Ended June 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$12,603	$11,360	$1,606	$1,413
Interest cost	23,080	25,553	11,868	12,264
Expected return on plan assets	(31,910)	(32,651)	(14,614)	(12,528)
Amortization of transition obligation	—	—	392	5,502
Amortization of prior service (credit) cost	(532)	114	(2,458)	(2,575)
Amortization of net loss	21,708	17,100	6,979	5,464
Net periodic benefit cost	24,949	21,476	3,773	9,540
Additional cost recognized due to the effects of regulation	—	—	—	1,946
Net benefit cost recognized for financial reporting	$24,949	$21,476	$3,773	$11,486

In January 2013, contributions of $191.5 million were made across four of Xcel Energy’s pension plans, of which $44.3 million was attributable to PSCo.  Xcel Energy does not expect additional pension contributions during 2013.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at April 1	$(22,982)
Other comprehensive loss before reclassifications	(20)
Gains reclassified from net accumulated other comprehensive loss	(118)
Net current period other comprehensive loss	(138)
Accumulated other comprehensive loss at June 30	$(23,120)

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(22,871)
Other comprehensive loss before reclassifications	(13)
Gains reclassified from net accumulated other comprehensive loss	(236)
Net current period other comprehensive loss	(249)
Accumulated other comprehensive loss at June 30	$(23,120)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2013		Six Months Ended June 30, 2013
Gains on cash flow hedges:
Interest rate derivatives	$182	(a)	$362	(a)
Vehicle fuel derivatives	7	(b)	19	(b)
Total, pre-tax	189		381
Tax expense	(71)		(145)
Total amounts reclassified, net of tax	$118		$236

(a)	Included in interest charges.

(b)	Included in O&M expenses.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of slow down in the U.S. economy or delay in growth recovery; actions of credit rating agencies; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2012, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2013.

Results of Operations

PSCo’s net income was approximately $213.9 million for the six months ended June 30, 2013, compared with approximately $188.7 million for the same period in 2012.  The increase is mainly due to the electric rate increases in May 2012 and January 2013, cooler weather impacting gas margins and lower interest charges.  The increase is partially offset by higher depreciation and O&M expenses.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2013	2012
Electric revenues	$1,469	$1,397
Electric fuel and purchased power	(643)	(606)
Electric margin	$826	$791

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Fuel and purchased power cost recovery	$39
Retail rate increases	27
Demand side management (DSM) program revenue	6
Non-fuel riders	6
Transmission revenue	5
PSCo earnings test refund obligation	(9)
Trading, including renewable energy credit sales	(4)
Other, net	2
Total increase in electric revenues	$72

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Retail rate increases	$27
DSM program revenue	6
Non-fuel riders	6
Transmission revenue, net of costs	5
PSCo earnings test refund obligation	(9)
Total increase in electric margin	$35

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2013	2012
Natural gas revenues	$593	$530
Cost of natural gas sold and transported	(359)	(314)
Natural gas margin	$234	$216

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2013 vs. 2012
Purchased natural gas adjustment clause recovery	$47
Estimated impact of weather	14
Retail sales growth	2
Total increase in natural gas revenues	$63

Natural Gas Margin

(Millions of Dollars)	2013 vs. 2012
Estimated impact of weather	$14
Retail sales growth	2
Other, net	2
Total increase in natural gas margin	$18

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased by $12.7 million, or 3.6 percent, for the six months ended June 30, 2013 compared with the same period in 2012.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2013 vs. 2012
Other electric and gas distribution expenses	$9
Vegetation management costs	4
Transmission costs	4
Plant generation costs	4
Pipeline system integrity costs	(5)
Employee benefits	(4)
Other, net	1
Total increase in O&M expenses	$13

DSM Program Expenses — DSM program expenses increased $7.3 million, or 12.4 percent, for the six months ended June 30, 2013 compared with the same period in 2012.  The higher expense is primarily attributable to an increase in the electric rate used to recover program expenses.  DSM program expenses are recovered concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $14.9 million, or 9.1 percent, for the six months ended June 30, 2013 compared with the same period for 2012.  The increase is primarily attributable to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by $4.6 million, or 6.9 percent, for the six months ended June 30, 2013 compared with the same period in 2012.  Increased property taxes in Colorado related to the electric retail business are being deferred based on the multi-year rate settlement approved by the CPUC in May 2012 with amortization of the deferral beginning in 2013.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased by $9.0 million for the six months ended June 30, 2013 compared with the same period in 2012.  The increase is due to construction related to the CACJA and the expansion of transmission facilities.

Interest Charges — Interest charges decreased by $11.7 million, or 12.2 percent, for the six months ended June 30, 2013 compared with the same period in 2012.  The decrease is due to lower interest rates, primarily related to refinancings, partially offset by higher long-term debt levels to fund investments in utility operations.

Income Taxes — Income tax expense increased $10.6 million for the six months ended June 30, 2013 compared with the same period in 2012.  The increase in income tax expense was primarily due to higher pretax earnings in 2013.  The ETR was 35.6 percent for the six months ended June 30, 2013 compared with 36.3 percent for the same period in 2012.

Public Utility Regulation

Colorado 2011 Electric Resource Plan (ERP), 2013 All-Source Solicitation and Renewable Energy Standard (RES) Plan — In January 2013, the CPUC approved with modifications the 2011 ERP. Consistent with the ERP, in March 2013, PSCo issued an All-Source RFP for 250 MW by the end of 2018. Proposals for the All-Source RFP may be for purchase power agreements, self-build or contracts with a build-ownership transfer option. PSCo also issued a separate wind RFP for purchase power agreements only. Bid proposals in response to the Wind RFP were received in April 2013. The CPUC recommended that PSCo include 548 MW of wind in its resource portfolios for modeling purposes. The CPUC approved the inclusion of the least cost wind bid in portfolios for modeling purposes and sought additional information regarding the wind bids in the September All-Source evaluation assessment before approving any of the acquisitions. In July 2013, the 2014 RES plan was filed.

Next steps in the 2013 All-Source RFP schedule are expected to be as follows:

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

Boulder Staff have performed a feasibility study on municipalization and in July 2013, recommended that Boulder create its own electric utility. A Task Force of Boulder citizens met with PSCo and City representatives from April through July and recommended continued discussions between Boulder and Xcel Energy. Boulder’s authorization of any condemnation action requires two readings (i.e., votes) by the City Council. On July 24, 2013, the City Council on first reading voted in favor of an ordinance authorizing the acquisition of the PSCo transmission and distribution system in and near Boulder. The second, and final, vote is scheduled for Aug. 6, 2013.

Boulder’s feasibility study assumes that Boulder will acquire through condemnation PSCo facilities (and customers currently served from these PSCo facilities) that are located outside Boulder’s incorporated limits. PSCo has petitioned the CPUC for a declaratory ruling that Boulder cannot serve PSCo’s customers outside Boulder’s city limits without obtaining a CPCN from the CPUC, that the CPUC can only grant one CPCN per area and that the CPUC has already issued to PSCo a CPCN for this area. The CPUC has set a briefing schedule for this petition.

Boulder filed a petition with the FERC for a declaratory ruling that if Boulder enters into a partial requirements wholesale contract with PSCo, no stranded costs associated with the MW supplied under the partial requirements contract would be owed by Boulder. Both PSCo and the CPUC filed pleadings in opposition to Boulder’s request. In July 2013, the FERC denied Boulder’s petition, without prejudice.

Consistent with our approach to condemnation actions where PSCo is the condemnee, should Boulder attempt to condemn PSCo facilities, PSCo would seek to obtain full compensation for the property and, in this case, the business taken by Boulder as well as for all damages resulting to PSCo and its system. PSCo would also seek appropriate compensation for stranded costs with the FERC.

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

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities to develop tariffs that provide for joint transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area. The FERC required that opportunity to build such projects would extend to competitive transmission developers. Colorado does not have legislation protecting ROFR rights for incumbent utilities.

PSCo is not in a regional transmission organization and therefore is responsible for making its own Order 1000 compliance filing. PSCo made its initial compliance filings to incorporate new provisions into its tariffs regarding regional planning and cost allocation, proposing that PSCo would join the WestConnect region, a consortium of utilities in the Western Interconnection. The FERC has ruled on PSCo’s compliance filing, directing further changes to fully address the requirements of Order 1000. The due date for the further compliance filing to address PSCo and WestConnect’s regional planning and cost allocation requirements has been extended to Sept. 20, 2013.

In March 2013, the FERC issued its initial order on PSCo’s compliance filing and required a number of changes, including the requirement that cost allocation for new projects identified through the planning process be binding upon all participants in the planning process.  This requirement poses a challenge because WestConnect is comprised of a number of utilities that are not subject to FERC jurisdiction and are unwilling to participate in a regional planning or cost allocation process if they do not have the ultimate authority to decline to help fund a project identified through the regional process.  On April 22, 2013, PSCo and other WestConnect members requested rehearing on various aspects of the March 2013 order, including the requirement that cost allocation be binding. The WestConnect members filed the interregional compliance filing on May 10, 2013.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms.  In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure.  As of June 30, 2013, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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
101
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Condensed Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

Aug. 5, 2013	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director