Form 10-Q
period 2013-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2013-10-28
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 28, 2013
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
Operating revenues
Electric	$898,811	$870,975	$2,368,041	$2,267,905
Natural gas	137,349	113,230	730,569	643,632
Steam and other	8,140	8,082	29,576	26,303
Total operating revenues	1,044,300	992,287	3,128,186	2,937,840

Operating expenses
Electric fuel and purchased power	355,727	315,319	998,395	920,916
Cost of natural gas sold and transported	43,881	24,662	403,198	338,630
Cost of sales — steam and other	3,398	3,650	12,211	10,745
Operating and maintenance expenses	192,073	180,994	553,266	529,476
Demand side management program expenses	38,016	33,670	104,075	92,462
Depreciation and amortization	88,577	85,905	267,206	249,645
Taxes (other than income taxes)	32,887	32,696	104,120	99,359
Total operating expenses	754,559	676,896	2,442,471	2,241,233

Operating income	289,741	315,391	685,715	696,607

Other income, net	946	1,000	3,845	3,582
Allowance for funds used during construction — equity	8,815	4,687	21,529	10,961

Interest charges and financing costs
Interest charges — includes other financing costs of $1,747, $1,803, $5,118 and $5,383, respectively	43,187	49,369	127,806	145,734
Allowance for funds used during construction — debt	(3,187)	(2,633)	(8,438)	(5,328)
Total interest charges and financing costs	40,000	46,736	119,368	140,406

Income before income taxes	259,502	274,342	591,721	570,744
Income taxes	93,236	81,899	211,551	189,609
Net income	$166,266	$192,443	$380,170	$381,135

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2013	2012	2013	2012
Net income	$166,266	$192,443	$380,170	$381,135

Other comprehensive loss

Derivative instruments:
Net fair value increase (decrease), net of tax of $5, $(2,197), $(2), and $(5,710), respectively	11	(3,574)	(2)	(9,311)
Reclassification of gains to net income, net of tax of $(76), $(186), $(221), and $(646), respectively	(119)	(304)	(355)	(1,055)

Other comprehensive loss	(108)	(3,878)	(357)	(10,366)
Comprehensive income	$166,158	$188,565	$379,813	$370,769

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2013	2012
Operating activities
Net income	$380,170	$381,135
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	271,150	253,764
Demand side management program amortization	3,658	4,042
Deferred income taxes	230,665	179,254
Amortization of investment tax credits	(2,219)	(1,955)
Allowance for equity funds used during construction	(21,529)	(10,961)
Net realized and unrealized hedging and derivative transactions	(9,052)	(39,241)
Changes in operating assets and liabilities:
Accounts receivable	61,660	50,612
Accrued unbilled revenues	80,347	110,880
Inventories	(28,021)	11,553
Prepayments and other	5,818	(33,967)
Accounts payable	(28,581)	(83,400)
Net regulatory assets and liabilities	74,709	(66,007)
Other current liabilities	(16,662)	(8,444)
Pension and other employee benefit obligations	(44,101)	(59,154)
Change in other noncurrent assets	6,917	(8,730)
Change in other noncurrent liabilities	7,744	(505)
Net cash provided by operating activities	972,673	678,876

Investing activities
Utility capital/construction expenditures	(742,822)	(610,309)
Allowance for equity funds used during construction	21,529	10,961
Investments in utility money pool arrangement	(1,086,000)	(820,000)
Repayments from utility money pool arrangement	951,000	752,000
Net cash used in investing activities	(856,293)	(667,348)

Financing activities
Repayments of short-term borrowings, net	(154,000)	—
Borrowings under utility money pool arrangement	14,000	36,000
Repayments under utility money pool arrangement	(14,000)	(36,000)
Proceeds from issuance of long-term debt	492,372	791,007
Repayments of long-term debt	(250,000)	—
Capital contributions from parent	4,485	28,122
Dividends paid to parent	(198,941)	(200,501)
Net cash (used in) provided by financing activities	(106,084)	618,628

Net change in cash and cash equivalents	10,296	630,156
Cash and cash equivalents at beginning of period	5,150	3,763
Cash and cash equivalents at end of period	$15,446	$633,919

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(131,378)	$(133,667)
Cash received (paid) for income taxes, net	41,531	(51,240)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$100,475	$79,597

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2013	Dec. 31, 2012
Assets
Current assets
Cash and cash equivalents	$15,446	$5,150
Accounts receivable, net	282,823	277,461
Accounts receivable from affiliates	26,235	93,544
Investments in utility money pool arrangement	135,000	—
Accrued unbilled revenues	205,277	285,624
Inventories	251,234	223,794
Regulatory assets	142,973	143,689
Deferred income taxes	63,784	—
Derivative instruments	8,181	4,889
Prepayments and other	18,504	22,970
Total current assets	1,149,457	1,057,121

Property, plant and equipment, net	10,501,875	10,030,991

Other assets
Regulatory assets	904,546	934,728
Derivative instruments	7,333	10,868
Other	50,000	50,461
Total other assets	961,879	996,057
Total assets	$12,613,211	$12,084,169

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$281,906	$256,297
Short-term debt	—	154,000
Accounts payable	332,775	359,969
Accounts payable to affiliates	34,800	30,001
Regulatory liabilities	47,204	33,723
Taxes accrued	158,996	153,614
Accrued interest	31,838	48,014
Dividends payable to parent	65,000	66,803
Derivative instruments	8,084	8,753
Other	68,528	72,669
Total current liabilities	1,029,131	1,183,843

Deferred credits and other liabilities
Deferred income taxes	2,091,827	1,782,828
Deferred investment tax credits	39,926	42,097
Regulatory liabilities	428,344	417,404
Asset retirement obligations	44,505	43,751
Derivative instruments	24,663	30,605
Customer advances	241,705	229,498
Pension and employee benefit obligations	280,486	324,625
Other	67,614	69,307
Total deferred credits and other liabilities	3,219,070	2,940,115

Commitments and contingencies
Capitalization
Long-term debt	3,592,116	3,374,476
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at Sept. 30, 2013 and Dec. 31, 2012	—	—
Additional paid in capital	3,420,154	3,415,669
Retained earnings	1,375,968	1,192,937
Accumulated other comprehensive loss	(23,228)	(22,871)
Total common stockholder’s equity	4,772,894	4,585,735
Total liabilities and equity	$12,613,211	$12,084,169

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of Sept. 30, 2013 and Dec. 31, 2012; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2013 and 2012; and its cash flows for the nine months ended Sept. 30, 2013 and 2012.  All adjustments are of a normal, recurring nature, except as otherwise disclosed.  Management has also evaluated the impact of events occurring after Sept. 30, 2013 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.  The Dec. 31, 2012 balance sheet information has been derived from the audited 2012 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2012.  These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q.  Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations.  For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2012, filed with the SEC on Feb. 25, 2013.  Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Accounts receivable, net
Accounts receivable	$305,360	$299,379
Less allowance for bad debts	(22,537)	(21,918)
	$282,823	$277,461

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Inventories
Materials and supplies	$55,869	$54,486
Fuel	86,597	89,246
Natural gas	108,768	80,062
	$251,234	$223,794

(Thousands of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Property, plant and equipment, net
Electric plant	$10,045,683	$9,782,163
Natural gas plant	2,662,749	2,583,394
Common and other property	749,437	761,712
Plant to be retired (a)	115,753	152,730
Construction work in progress	850,106	506,225
Total property, plant and equipment	14,423,728	13,786,224
Less accumulated depreciation	(3,921,853)	(3,755,233)
	$10,501,875	$10,030,991

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

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012.  The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015.  In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011.  As of Sept. 30, 2013, the IRS had not proposed any material adjustments to tax years 2010 and 2011.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns.  As of Sept. 30, 2013, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2006.  In the fourth quarter of 2012, the state of Colorado commenced an examination of tax years 2006 through 2009.  As of Sept. 30, 2013, no material adjustments had been proposed for these years.  There are currently no other state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2013	Dec. 31, 2012
Unrecognized tax benefit — Permanent tax positions	$2.4	$1.3
Unrecognized tax benefit — Temporary tax positions	9.4	8.3
Total unrecognized tax benefit	$11.8	$9.6

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2013	Dec. 31, 2012
NOL and tax credit carryforwards	$(7.8)	$(5.3)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS and state audits progress.  As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $9 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.  The payables for interest related to unrecognized tax benefits at Sept. 30, 2013 and Dec. 31, 2012 were not material.  No amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2013 or Dec. 31, 2012.

Tangible Property Regulations — In September 2013, the U.S. Treasury issued final regulations addressing the tax consequences associated with the acquisition, production and improvement of tangible property. As PSCo had adopted certain utility-specific guidance previously issued by the IRS, the issuance is not expected to have a material impact on its consolidated financial statements.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2012 and in Note 5 to PSCo’s Quarterly Reports on Form 10-Q for the quarter periods ended March 31, 2013 and June 30, 2013, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — CPUC

Colorado 2013 Gas Rate Case — In December 2012, PSCo filed a multi-year request with the CPUC to increase Colorado retail natural gas rates by $48.5 million in 2013 with subsequent step increases of $9.9 million in 2014 and $12.1 million in 2015.  The request is based on a 2013 forecast test year (FTY), a 10.5 percent return on equity (ROE), a rate base of $1.3 billion and an equity ratio of 56 percent.  PSCo is requesting an extension of its Pipeline System Integrity Adjustment (PSIA) rider mechanism to collect the costs associated with its pipeline integrity efforts, including accelerated system renewal projects.  PSCo estimates that the PSIA will increase by $26.8 million in 2014 with a subsequent step increase of $24.7 million in 2015 in addition to the proposed changes in base rate revenue.  In conjunction with the multi-year base rate step increases, PSCo is proposing a stay-out provision and an earnings test through the end of 2015 with a commitment to file a rate case to implement revised rates on Jan. 1, 2016. Interim rates, subject to refund, went into effect in August 2013.

In April 2013, four parties filed answer testimony in the natural gas case.  The CPUC Staff recommended an incremental base revenue decrease of $1.1 million, based on a historic test year (HTY), an ROE of 9 percent and an equity ratio of 52 percent.  The Office of Consumer Counsel (OCC) recommended an incremental base revenue increase of $15.4 million based on an HTY, an ROE of 9 percent and an equity ratio of 51.03 percent and other adjustments. The recommended incremental base revenues are inclusive of proposed changes to the level of integrity management costs moved from the PSIA rider to base rates.

In April 2013, PSCo filed rebuttal testimony and revised its requested annual rate increase to $44.8 million for 2013, with subsequent step increases of $9.0 million for 2014 and $10.9 million for 2015, based on an ROE of 10.3 percent. This requested increase includes amounts to be transferred from the PSIA rider mechanism. The deficiency, based on an FTY, was $30.6 million.

In October 2013, the administrative law judge (ALJ) issued her recommendation. As part of this decision, she recommended the use of an HTY, an ROE of 9.72 percent and an equity ratio of 56 percent. The ALJ also recommended to reject PSCo's proposed changes to the PSIA, instead leaving the current rider in effect and suggested that changes be presented in a separate application. The recommended incremental base revenue increase was approximately $15.0 million.

The following table summarizes the CPUC Staff, OCC and ALJ's recommendations:

(Millions of Dollars)	CPUC Staff	OCC	ALJ
PSCo deficiency based on a FTY	$44.8	$44.8	$44.8
Move to HTY	(1.6)	(1.6)	(1.6)
ROE and capital structure adjustments	(20.8)	(20.0)	(7.7)
Move to a 13 month average from year end rate base	(5.7)	(3.2)	(3.3)
Remove pension asset	(5.9)	—	—
Reduce pension expense net of corrections	(1.6)	—	—
Remove incentive compensation	(3.5)	(0.2)	(0.2)
Challenge known and measurable	—	(9.0)	—
Eliminate depreciation annualization	—	(1.8)	—
Revenue adjustments	(4.1)	(1.4)	(1.4)
Resulting tax impacts	1.5	4.7	(0.2)
Other adjustments	(4.2)	3.1	(1.2)
Remove PSIA from base rates	(14.2)	(14.2)	—
Recommendation	$(15.3)	$1.2	$29.2

Neutralize PSIA - base rate transfer	14.2	14.2	(14.2)
Incremental base revenue	$(1.1)	$15.4	$15.0

Exceptions and corresponding responses are due to be filed in November 2013 and a CPUC decision is expected in December 2013.

Colorado 2013 Steam Rate Case — In December 2012, PSCo filed a request to increase Colorado retail steam rates by $1.6 million in 2013 with subsequent step increases of $0.9 million in 2014 and $2.3 million in 2015.  The request is based on a 2013 FTY, a 10.5 percent ROE, a rate base of $21 million for steam and an equity ratio of 56 percent.

In October 2013, PSCo, the CPUC Staff, the OCC and Colorado Energy Consumers representing the Buildings Owners Management Association filed a comprehensive settlement which ties the outcome of the steam rate case to key issues to be decided in the natural gas rate case, including ROE and capital structure and allows the filed rates to be effective on Jan. 1, 2014, subject to refund for 60 days, resulting in a minimum 2014 annual rate increase of $1.2 million. The settlement withdraws the rate relief request for 2015 pending the outcome of the certificate of public convenience and necessity (CPCN) proceeding for the construction of the Sun Valley Steam Center. A decision on the settlement is expected at the end of 2013.

Annual Electric Earnings Test — An earnings sharing mechanism is used to apply prospective electric rate adjustments for earnings in the prior year over PSCo’s authorized ROE threshold of 10 percent.  In June 2013, PSCo entered into a comprehensive settlement of issues with all parties associated with the 2012 earnings test, resulting in a refund obligation of approximately $8.2 million to be refunded through June 2014. As of Sept. 30, 2013, PSCo has also recognized management’s best estimate of an accrual for the 2013 test year.

Production Formula Rate ROE Complaint — On Aug. 30, 2013, PSCo’s wholesale production customers filed a complaint with the FERC, and requested it reduce the stated ROEs ranging from 10.1 percent through 10.4 percent to 9.04 percent in the PSCo power sales formula rates, which could reduce revenues approximately $2 million per year prospectively. The matter is currently pending the FERC’s action.

Renewable Energy Credit (REC) Sharing — In May 2011, the CPUC determined that margin sharing on stand-alone REC transactions would be shared 20 percent to PSCo and 80 percent to customers and ultimately becoming 10 percent to PSCo and 90 percent to customers by 2014.  The CPUC also approved a change to the treatment of hybrid REC trading margins (RECs that are bundled with energy) that allows the customers’ share of the margins to be netted against the renewable energy standard adjustment (RESA) regulatory asset balance.

In March 2012, the CPUC approved an annual margin sharing on the first $20 million of margins on hybrid REC trades of 80 percent to the customers and 20 percent to PSCo.  Margins in excess of the $20 million are to be shared 90 percent to the customers and 10 percent to PSCo.  The CPUC authorized PSCo to return to customers unspent carbon offset funds by crediting the RESA regulatory asset balance.  For the three months ended Sept. 30, 2013 and 2012, PSCo credited the RESA regulatory asset balance $6.1 million and $6.2 million, respectively. The cumulative credit to the RESA regulatory asset balance was $99.4 million and $82.8 million at Sept. 30, 2013 and Dec. 31, 2012, respectively.  The credits include the customers’ share of REC trading margins and the customers’ share of carbon offset funds.

This sharing mechanism will be effective through 2014. The CPUC is then expecting to review the framework and evidence regarding actual deliveries before determining to continue the sharing mechanism.

Electric Commodity Adjustment (ECA) / RESA Adjustment — In July 2013, PSCo advised the CPUC that it had inadvertently allocated purchased power expense between the deferred accounts for the ECA and the RESA from 2010 to 2012. In order to be in compliance with a series of CPUC orders, PSCo proposed to transfer from the RESA deferred account to the ECA deferred account approximately $26.2 million and to amortize the recovery of this amount over 12 months. The transfer, if approved, would mainly impact the timing of recovery. In addition, interest of $2.6 million was accrued on the amount related to the RESA. The PSCo application to change the ECA tariff to address this issue has been set for hearing in December 2013 by the CPUC.

ECA Prudence Review — In September 2013, the CPUC Staff requested that the 2012 annual ECA prudence review be set for hearing. The prudence review, as determined by the ALJ, will primarily consider if replacement power costs during the outage of jointly owned facilities were properly allocated between wholesale and retail customers. A hearing is expected in January 2014.

2012 PSIA Report — In April 2013, PSCo filed its 2012 PSIA report. The OCC and CPUC Staff requested the CPUC set the matter for hearing to review in detail the information provided, including a review of the prudence of expenditures in 2012, and to develop standards for future filings. The CPUC approved the request on July 10, 2013 and assigned the matter to an ALJ.

Next steps in the procedural schedule are as follows:

•	Direct testimony - Nov. 5, 2013;

•	Intervenor testimony - Jan. 7, 2014;

•	Rebuttal testimony - Feb. 6, 2014;

•	Evidentiary hearing - March 3 - March 7, 2014;

•	Initial brief - March 28, 2014; and

•	Reply brief - April 11, 2014.

6.	Commitments and Contingencies

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

PSCo had approximately 1,441 megawatts (MW) and 1,433 MW of capacity under long-term purchased power agreements as of Sept. 30, 2013 and Dec. 31, 2012, respectively, with entities that have been determined to be variable interest entities.  PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance.  These agreements have expiration dates through the year 2028.

Environmental Contingencies

Environmental Requirements

Greenhouse Gas (GHG) New Source Performance Standard (NSPS) Proposal and Emission Guideline for Existing Sources — In September 2013, the U.S. Environmental Protection Agency (EPA) re-proposed a GHG NSPS for newly constructed power plants which seeks to establish carbon dioxide (CO2) emission rates for coal-fired power plants that reflect emission reductions using partial carbon capture and storage technology (CCS). The EPA’s proposed CO2 emission limits for gas-fired power plants reflect emissions levels from combined cycle technology with no CCS. The EPA continues to propose that the NSPS not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. It is not possible to evaluate the impact of the re-proposed NSPS until its final requirements are known.

In June 2013, President Obama issued a memorandum directing the EPA to develop GHG emission standards for existing power plants. The memorandum anticipates the EPA will issue a proposed GHG emission standard for existing power plants in June 2014. It is not possible to evaluate the impact of existing source standards until the upcoming proposal and final requirements are known.

Federal Clean Water Act - Effluent Limitations Guidelines (ELG) — In June 2013, the EPA published a proposed ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. Refuse derived fuel, biomass and other alternatively fueled power plants are not addressed by the proposed revisions. The proposed rule identifies four potential regulatory options and invites comments on those regulatory approaches. The options differ in the number of waste streams covered, size of the units controlled and stringency of controls. A final rule is anticipated in 2014. Under the current proposed rule, facilities would need to comply as soon as possible after July 2017 but no later than July 2022. The impact of this rule on PSCo is uncertain at this time.

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

In September 2012, the EPA granted final approval of the SIP, including the CACJA emission reduction plan for PSCo, as satisfying BART requirements.  The emission controls are expected to be installed between 2014 and 2017.  Projected costs for emission controls at the Hayden and Pawnee plants are $343.0 million.  PSCo expects the cost of any required capital investment will be recoverable from customers.

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

Environmental Litigation

Comer vs. Xcel Energy Inc. et al. — In May 2011, less than a year after their initial lawsuit was dismissed, plaintiffs in this purported class action lawsuit filed a second lawsuit against more than 85 utility, oil, chemical and coal companies in the U.S. District Court in Mississippi.  The complaint alleges defendants’ CO2 emissions intensified the strength of Hurricane Katrina and increased the damage plaintiffs purportedly sustained to their property.  Plaintiffs base their claims on public and private nuisance, trespass and negligence.  Among the defendants named in the complaint are Xcel Energy Inc., SPS, PSCo, NSP-Wisconsin and NSP-Minnesota.  The amount of damages claimed by plaintiffs is unknown.  The defendants believe this lawsuit is without merit and filed a motion to dismiss the lawsuit.  In March 2012, the U.S. District Court granted this motion for dismissal.  In April 2012, plaintiffs appealed this decision to the U.S. Court of Appeals for the Fifth Circuit.  In May 2013, the Fifth Circuit affirmed the district court’s dismissal of this lawsuit. Plaintiffs elected not to seek further review of this decision, which brings this litigation to a close.  No accrual was recorded for this matter.

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

In April 2013, the FERC issued an order on rehearing.   The FERC confirmed that the City of Seattle would be able to attempt to obtain refunds back from January 2000, but reaffirmed the transaction-specific standard that the City of Seattle and other complainants would have to comply with to obtain refunds.  In addition, the FERC rejected the imposition of any market-wide remedies. Although the FERC order on rehearing established the period for which the City of Seattle could seek refunds as January 2000 through June 2001, it is unclear what claim Seattle has against PSCo prior to June 2000. In the proceeding, Seattle does not allege specific misconduct or tariff violations by PSCo but instead asserts generally that the rates charged by PSCo and other sellers were excessive. A FERC hearing on the issue is presently in progress. An ALJ initial decision is expected in December 2013.

Preliminary calculations of the City of Seattle’s claim for refunds from PSCo are approximately $28 million excluding interest.  PSCo has concluded that a loss is reasonably possible with respect to this matter; however, given the surrounding uncertainties, PSCo is currently unable to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter.  In making this assessment, PSCo considered two factors. First, not withstanding PSCo’s view that the City of Seattle has failed to apply the standard that the FERC has established in this proceeding, and the recognition that this case raises a novel issue and the FERC’s standard has been challenged on appeal to the Ninth Circuit, the outcome of such an appeal cannot be predicted with any certainty.  Second, PSCo would expect to make equitable arguments against refunds even if the City of Seattle were to establish that it was overcharged for transactions.  If a loss were sustained, PSCo would attempt to recover those losses from other PRPs.  No accrual has been recorded for this matter.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	0.3
Maximum amount outstanding	—	8
Weighted average interest rate, computed on a daily basis	N/A	0.33%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility.  Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2013	Twelve Months Ended Dec. 31, 2012
Borrowing limit	$700	$700
Amount outstanding at period end	—	154
Average amount outstanding	—	8
Maximum amount outstanding	—	165
Weighted average interest rate, computed on a daily basis	N/A	0.33%
Weighted average interest rate at period end	N/A	0.35

Letters of Credit — PSCo uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations.  At Sept. 30, 2013 and Dec. 31, 2012, there were $6.9 million and $4.0 million of letters of credit outstanding, respectively, under the credit facility.  The contract amounts of these letters of credit approximate their fair value and are subject to fees determined in the marketplace.

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

At Sept. 30, 2013, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700.0	$6.9	$693.1

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding letters of credit.

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

At Sept. 30, 2013, PSCo had various vehicle fuel contracts designated as cash flow hedges extending through December 2016.  PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2013 and 2012.

At Sept. 30, 2013, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at Sept. 30, 2013 and Dec. 31, 2012:

(Amounts in Thousands) (a)(b)	Sept. 30, 2013	Dec. 31, 2012
Megawatt hours (MWh) of electricity	486	813
Million British thermal units (MMBtu) of natural gas	9,800	646
Gallons of vehicle fuel	239	307

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.  At Sept. 30, 2013, five of PSCo’s 10 most significant counterparties, comprising $43.2 million or 37 percent of this credit exposure at Sept. 30, 2013, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  The remaining five significant counterparties, comprising $46.5 million or 40 percent of this credit exposure at Sept. 30, 2013, were not rated by these agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.  All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive loss, included as a component of common stockholder’s equity and in the consolidated statement of comprehensive income, is detailed in the following table:

	Three Months Ended Sept. 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at July 1	$(23,120)	$(18,865)
After-tax net unrealized gains (losses) related to derivatives accounted for as hedges	11	(3,574)
After-tax net realized gains on derivative transactions reclassified into earnings	(119)	(304)
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(23,228)	$(22,743)

	Nine Months Ended Sept. 30
(Thousands of Dollars)	2013	2012
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(22,871)	$(12,377)
After-tax net unrealized losses related to derivatives accounted for as hedges	(2)	(9,311)
After-tax net realized gains on derivative transactions reclassified into earnings	(355)	(1,055)
Accumulated other comprehensive loss related to cash flow hedges at Sept. 30	$(23,228)	$(22,743)

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2013 and 2012, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended Sept. 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(184)	(a)	$—	$—
Vehicle fuel and other commodity	16	—	(11)	(b)	—	—
Total	$16	$—	$(195)		$—	$—
Other derivative instruments
Natural gas commodity	$—	$(1,727)	$—		$—	$13	(d)
Total	$—	$(1,727)	$—		$—	$13

	Nine Months Ended Sept. 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(546)	(a)	$—		$—
Vehicle fuel and other commodity	(4)	—	(30)	(b)	—		—
Total	$(4)	$—	$(576)		$—		$—
Other derivative instruments
Natural gas commodity	$—	$(4,896)	$—		$7	(e)	$(216)	(d)
Total	$—	$(4,896)	$—		$7		$(216)

	Three Months Ended Sept. 30, 2012
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(5,836)	$—	$(470)	(a)	$—	$—
Vehicle fuel and other commodity	65	—	(20)	(b)	—	—
Total	$(5,771)	$—	$(490)		$—	$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—	$1	(c)
Natural gas commodity	—	1,109	—		—	—
Total	$—	$1,109	$—		$—	$1

	Nine Months Ended Sept. 30, 2012
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$(15,082)	$—	$(1,635)	(a)	$—		$—
Vehicle fuel and other commodity	61	—	(66)	(b)	—		—
Total	$(15,021)	$—	$(1,701)		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2	(c)
Natural gas commodity	—	(5,837)	—		61,858	(e)	(109)	(d)
Total	$—	$(5,837)	$—		$61,858		$(107)

(a)	Recorded to interest charges.

(b)	Recorded to operating and maintenance (O&M) expenses.

(c)	Recorded to electric operating revenues. Portions of these gains and losses are shared with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.

(d)	Amounts are recorded to electric fuel and purchased power.

(e)
Amounts for the nine months ended Sept. 30, 2012 included $5.0 million of settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate.  Such losses for the nine months ended Sept. 30, 2013 were immaterial.  The remaining settlement losses for the nine months ended Sept. 30, 2013 and 2012 relate to natural gas operations and are recorded to cost of natural gas sold and transported.  These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2013 and 2012.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale (NPNS) contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings.  If the credit ratings of PSCo were downgraded below investment grade, derivative instruments reflected in a $2.7 million and $4.6 million gross liability position on the consolidated balance sheets at Sept. 30, 2013 and Dec. 31, 2012, respectively, would have required PSCo to post collateral or settle outstanding contracts, including other contracts subject to master netting agreements, which would have resulted in payments of $2.7 million and $4.6 million at Sept. 30, 2013 and Dec. 31, 2012, respectively.  At Sept. 30, 2013 and Dec. 31, 2012, there was no collateral posted on these specific contracts.

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

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2013:

	Sept. 30, 2013
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$33	$—	$33	$—	$33
Other derivative instruments:
Commodity trading	—	5,318	—	5,318	(2,507)	2,811
Natural gas commodity	—	3,622	—	3,622	—	3,622
Total current derivative assets	$—	$8,973	$—	$8,973	$(2,507)	6,466
Purchased power agreements (a)						1,715
Current derivative instruments						$8,181
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$12	$—	$12	$—	$12
Total noncurrent derivative assets	$—	$12	$—	$12	$—	12
Purchased power agreements (a)						7,321
Noncurrent derivative instruments						$7,333
Current derivative liabilities
Derivatives designated as cash flow hedges:
Other derivative instruments:
Commodity trading	$—	$4,844	$—	$4,844	$(2,155)	$2,689
Total current derivative liabilities	$—	$4,844	$—	$4,844	$(2,155)	2,689
Purchased power agreements (a)						5,395
Current derivative instruments						$8,084
Noncurrent derivative liabilities
Purchased power agreements (a)						24,663
Noncurrent derivative instruments						$24,663

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2013. At Sept. 30, 2013, derivative assets and liabilities include obligations to return cash collateral of $0.4 million and no rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2012.  At Dec. 31, 2012, derivative assets and liabilities include obligations to return cash collateral of $0.6 million and no rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

There were no changes in Level 3 recurring fair value measurements for the three and nine months ended Sept. 30, 2013 and 2012.

PSCo recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2013 and 2012.

Fair Value of Long-Term Debt

As of Sept. 30, 2013 and Dec. 31, 2012, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2013		Dec. 31, 2012
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,874,022	$4,059,661	$3,630,773	$4,131,866

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

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2013	2012	2013	2012
Interest income	$713	$909	$2,470	$2,709
Other nonoperating income	667	441	2,186	1,807
Insurance policy expense	(434)	(350)	(811)	(934)
Other income, net	$946	$1,000	$3,845	$3,582

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2013
Operating revenues from external customers	$898,811	$137,349	$8,140	$—	$1,044,300
Intersegment revenues	67	3	—	(70)	—
Total revenues	$898,878	$137,352	$8,140	$(70)	$1,044,300
Net income	$158,498	$3,555	$4,213	$—	$166,266

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2012
Operating revenues from external customers	$870,975	$113,230	$8,082	$—	$992,287
Intersegment revenues	63	(19)	—	(44)	—
Total revenues	$871,038	$113,211	$8,082	$(44)	$992,287
Net income	$181,743	$6,366	$4,334	$—	$192,443

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2013
Operating revenues from external customers	$2,368,041	$730,569	$29,576	$—	$3,128,186
Intersegment revenues	215	75	—	(290)	—
Total revenues	$2,368,256	$730,644	$29,576	$(290)	$3,128,186
Net income	$322,569	$46,141	$11,460	$—	$380,170

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2012
Operating revenues from external customers	$2,267,905	$643,632	$26,303	$—	$2,937,840
Intersegment revenues	198	55	—	(253)	—
Total revenues	$2,268,103	$643,687	$26,303	$(253)	$2,937,840
Net income	$331,883	$40,205	$9,047	$—	$381,135

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost

	Three Months Ended Sept. 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,302	$5,679	$803	$706
Interest cost	11,540	12,776	5,934	6,131
Expected return on plan assets	(15,955)	(16,326)	(7,307)	(6,264)
Amortization of transition obligation	—	—	196	2,751
Amortization of prior service (credit) cost	(266)	57	(1,229)	(1,288)
Amortization of net loss	10,855	8,552	3,490	2,734
Net periodic benefit cost	12,476	10,738	1,887	4,770
Additional cost recognized due to the effects of regulation	—	—	—	972
Net benefit cost recognized for financial reporting	$12,476	$10,738	$1,887	$5,742

	Nine Months Ended Sept. 30
	2013	2012	2013	2012
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$18,905	$17,039	$2,409	$2,119
Interest cost	34,620	38,329	17,802	18,395
Expected return on plan assets	(47,865)	(48,977)	(21,921)	(18,792)
Amortization of transition obligation	—	—	588	8,253
Amortization of prior service (credit) cost	(798)	171	(3,687)	(3,863)
Amortization of net loss	32,563	25,652	10,469	8,198
Net periodic benefit cost	37,425	32,214	5,660	14,310
Additional cost recognized due to the effects of regulation	—	—	—	2,918
Net benefit cost recognized for financial reporting	$37,425	$32,214	$5,660	$17,228

In 2013, contributions of $192.2 million were made across four of Xcel Energy’s pension plans, of which $44.4 million was attributable to PSCo.  Xcel Energy does not expect additional pension contributions during 2013.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2013 were as follows:

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at July 1	$(23,120)
Other comprehensive gain before reclassifications	11
Gains reclassified from net accumulated other comprehensive loss	(119)
Net current period other comprehensive loss	(108)
Accumulated other comprehensive loss at Sept. 30	$(23,228)

(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(22,871)
Other comprehensive loss before reclassifications	(2)
Gains reclassified from net accumulated other comprehensive loss	(355)
Net current period other comprehensive loss	(357)
Accumulated other comprehensive loss at Sept. 30	$(23,228)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2013		Nine Months Ended Sept. 30, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$(184)	(a)	$(546)	(a)
Vehicle fuel derivatives	(11)	(b)	(30)	(b)
Total, pre-tax	(195)		(576)
Tax expense	76		221
Total amounts reclassified, net of tax	$(119)		$(355)

(a)	Included in interest charges.

(b)	Included in O&M expenses.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date.  Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of slow down in the U.S. economy or delay in growth recovery; actions of credit rating agencies; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2012, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2013.

Results of Operations

PSCo’s net income was approximately $380.2 million for the nine months ended Sept. 30, 2013, compared with approximately $381.1 million for the same period in 2012.  The decrease is mainly due to higher O&M expenses, accruals for potential customer refunds associated with the 2013 earnings test, a 2012 tax benefit associated with federal subsidies for prescription drug plans and cooler summer weather. These factors were partially offset by electric rate increases, lower interest charges and cooler winter weather.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2013	2012
Electric revenues	$2,368	$2,268
Electric fuel and purchased power	(998)	(921)
Electric margin	$1,370	$1,347

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2013 vs. 2012
Fuel and purchased power cost recovery	$76
Retail rate increases	31
Non-fuel riders	12
Demand side management (DSM) program revenue	10
Transmission revenue	7
Retail sales growth	3
PSCo earnings test refund obligation	(20)
Estimated impact of weather	(16)
DSM program incentives	(11)
Other, net	8
Total increase in electric revenues	$100

Electric Margin

(Millions of Dollars)	2013 vs. 2012
Retail rate increases	$31
Non-fuel riders	12
DSM program revenue	10
Transmission revenue, net of costs	9
Retail sales growth	3
PSCo earnings test refund obligation	(20)
Estimated impact of weather	(16)
DSM program incentives	(11)
Other, net	5
Total increase in electric margin	$23

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2013	2012
Natural gas revenues	$731	$644
Cost of natural gas sold and transported	(403)	(339)
Natural gas margin	$328	$305

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2013 vs. 2012
Purchased natural gas adjustment clause recovery	$67
Estimated impact of weather	14
Retail rate increase	6
Retail sales growth	3
Other, net	(3)
Total increase in natural gas revenues	$87

Natural Gas Margin

(Millions of Dollars)	2013 vs. 2012
Estimated impact of weather	$14
Retail rate increase	6
Retail sales growth	3
Total increase in natural gas margin	$23

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased by $23.8 million, or 4.5 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2013 vs. 2012
Other electric and gas distribution expenses	$19
Vegetation management costs	6
Transmission costs	4
Plant generation costs	2
Pipeline system integrity costs	(7)
Employee benefits	(6)
Other, net	6
Total increase in O&M expenses	$24

DSM Program Expenses — DSM program expenses increased $11.6 million, or 12.6 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The higher expense is primarily attributable to an increase in the electric rate used to recover program expenses.  DSM program expenses are recovered concurrently through riders and base rates.

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $17.6 million, or 7.0 percent, for the nine months ended Sept. 30, 2013 compared with the same period for 2012.  The increase is primarily attributable to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by $4.8 million, or 4.8 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The increase is primarily due to higher property taxes.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased by $13.7 million for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The increase is primarily due to construction related to the CACJA.

Interest Charges — Interest charges decreased by $17.9 million, or 12.3 percent, for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The decrease is primarily due to refinancings at lower interest rates, partially offset by higher long-term debt levels.

Income Taxes — Income tax expense increased $21.9 million for the nine months ended Sept. 30, 2013 compared with the same period in 2012.  The increase in income tax expense was primarily due to higher pretax earnings in 2013 and a tax benefit recorded in 2012 related to the restoration of a portion of a tax benefit written off in 2010 associated with federal subsidies for prescription drug plans.  The ETR was 35.8 percent for the nine months ended Sept. 30, 2013 compared with 33.2 percent for the same period in 2012. The ETR would have been 36.2 percent for the nine months ended Sept. 30, 2012 without the 2012 tax benefit.

Public Utility Regulation

Colorado 2011 Electric Resource Plan (ERP) and 2013 All-Source Solicitation — In January 2013, the CPUC approved with modifications the 2011 ERP. In March 2013, PSCo issued an All-Source RFP for 250 MW by the end of 2018. PSCo also issued a separate wind RFP for PPAs only.

In September 2013, PSCo filed its preferred plan with the CPUC for resources through 2018, which included the following:

•	The addition of 450 MW of Colorado wind generation PPAs. This additional wind would bring the installed capacity on the PSCo’s system in Colorado to 2,650 MW;

•	The addition of 170 MW of utility-scale solar generation PPAs. PSCo currently has about 80 MW of utility-scale solar and 160 MW of customer-sited solar generation;

•	The addition of 317 MW of natural gas fired generation PPAs, which would come from existing Colorado power plants that previously supplied PSCo, but at reduced prices.

•	PSCo also examined whether to continue operating two older company-owned power plants or to replace them with new generation resources. PSCo recommended:

◦	The permanent closure of the 109 MW, coal-fired Unit 4 at the Arapahoe Generating Station in Denver at the end of 2013;

◦	The permanent closure of the 45 MW, coal-fired Unit 3 at the Arapahoe Generating Station in Denver at the end of 2013; and

◦
The continued operation of Cherokee Generating Station’s Unit 4 in Denver as a natural gas facility after 2017 (the plant fuel source will be switched to natural gas from coal by the end of 2017 as part of the CACJA Plan).

In October 2013, the CPUC approved the proposed wind PPAs, citing the significant benefit to customers of acquiring these renewable resources. The CPUC will consider the remaining recommendations later this fall with a decision expected before the end of 2013.

Boulder, Colo. Municipalization Exploration — PSCo’s franchise agreement with the City of Boulder expired on Dec. 31, 2010. In November 2010, the citizens of Boulder voted to impose an occupational tax to replace franchise fee revenues that would terminate when the franchise agreement terminated. In November 2011, two ballot measures were passed by the citizens of Boulder.  The first measure increased the occupation tax to raise an additional $1.9 million annually for funding the exploration costs of forming a municipal utility and acquiring the PSCo electric distribution system in Boulder.  The second measure authorized the formation and operation of a municipal light and power utility and the issuance of enterprise revenue bonds, subject to certain restrictions, including the level of initial rates and debt service coverage.

Boulder Staff have performed a feasibility study on municipalization and in July 2013, recommended that Boulder create its own electric utility. A Task Force of Boulder citizens met with PSCo and City representatives from April through July and recommended continued discussions between Boulder and Xcel Energy. In August 2013, the Boulder City Council voted to authorize the acquisition of PSCo’s transmission and distribution system in and near Boulder on or after Jan. 1, 2014. The City Council also directed City Staff to continue discussions with PSCo through the citizen Task Force on PSCo proposals to meet the City’s energy future goals.

Boulder’s feasibility study assumes that Boulder will acquire through condemnation PSCo facilities (and customers currently served from these PSCo facilities) that are located outside Boulder’s incorporated limits. PSCo has petitioned the CPUC for a declaratory ruling that Boulder cannot serve PSCo’s customers outside Boulder’s city limits without obtaining a CPCN from the CPUC. In oral deliberations on Oct. 9, 2013, the CPUC declared that the CPUC has jurisdiction under Colorado law to determine the utility that will serve customers outside Boulder’s city limits, and will determine what facilities need to be constructed to ensure reliable service. The CPUC stated it believes that the cost of all new facilities must be paid by Boulder. The CPUC declared that it should make its determinations prior to any eminent domain actions. A written order is expected in the fourth quarter of 2013.

Boulder filed a petition with the FERC for a declaratory ruling that if Boulder enters into a partial requirements wholesale contract with PSCo, no stranded costs associated with the MW supplied under the partial requirements contract would be owed by Boulder. In July 2013, the FERC denied Boulder’s petition, without prejudice.

There are two measures on the November ballot that could affect Boulder’s municipalization options. A citizen petitioned measure would require, among other things, voter approval of the total debt issued by Boulder in connection with its municipal utility. A City Council referred measure would limit facility acquisition cost to $214 million.

PSCo would seek to obtain full compensation for the property, and in this case, the business taken by Boulder as well as for all damages resulting to PSCo and its system, and should Boulder attempt to condemn PSCo facilities PSCo would also seek appropriate compensation for stranded costs with the FERC.

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

FERC Order 1000, Transmission Planning and Cost Allocation (Order 1000) — The FERC issued Order 1000 in July 2011 adopting new requirements for transmission planning, cost allocation and development to be effective prospectively.  In Order 1000, the FERC required utilities to develop tariffs that provide for joint regional transmission planning and cost allocation for all FERC-jurisdictional utilities within a region.  In addition, Order 1000 required that regions coordinate to develop interregional plans for transmission planning and cost allocation.  A key provision of Order 1000 is a requirement that FERC-jurisdictional wholesale transmission tariffs exclude provisions that would grant the incumbent transmission owner a federal Right of First Refusal (ROFR) to build certain types of transmission projects in its service area. The FERC required that opportunity to build such projects would extend to competitive transmission developers. Colorado does not have legislation protecting ROFR rights for incumbent utilities.

PSCo is not in a regional transmission organization and therefore is responsible for making its own Order 1000 compliance filing. PSCo submitted its compliance filing to address the regional planning and cost allocation requirements of Order 1000, proposing that PSCo would join the WestConnect region, a consortium of utilities in the Western Interconnection.  In March 2013, the FERC issued its initial order on PSCo’s compliance filing and required a number of changes.  In April 2013, PSCo and other WestConnect members requested rehearing on various aspects of the March 2013 order. While requests for rehearing of the March 2013 order are pending, PSCo and other WestConnect jurisdictional utilities made their compliance filings on Sept. 20, 2013 to address directives in the March 2013 order. The FERC is expected to rule in late 2013 or early 2014 on the compliance filing and the requests for rehearing that were filed. The WestConnect members filed the interregional compliance filing in May 2013 and action on that filing is pending.

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

Item 4 — MINE SAFETY DISCLOSURES

None.

Item 5 — OTHER INFORMATION

None.

Item 6 — EXHIBITS

*	Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998 (Form 10-K, Dec. 31, 1998, Exhibit 3(a)(1)).
3.02	By-Laws of PSCo as Amended and Restated on Sept. 26, 2013.
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
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

Public Service Company of Colorado

Oct. 28, 2013	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director