Form 10-Q/A
period 2013-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2013-11-08
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q/A
(Amendment No. 1)

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 001-3280
Public Service Company of Colorado
(Exact name of registrant as specified in its charter)

Colorado	84-0296600
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1800 Larimer, Suite 1100
Denver, Colorado	80202
(Address of principal executive offices)	(Zip Code)
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

EXPLANATORY NOTE

This Amendment No. 1 to Public Service Company of Colorado's (PSCo) Quarterly Report on Form 10-Q for the quarter ended Sept. 30, 2013 is being filed solely to include Exhibit 3.02 which was inadvertently omitted. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q other than the inclusion of Exhibit 3.02.

Item 6 — EXHIBITS

*	Indicates incorporation by reference
#	This exhibit is filed or furnished herewith
##	This exhibit has been previously filed or furnished

##3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998 (Form 10-K, Dec. 31, 1998, Exhibit 3(a)(1)).
#3.02	By-Laws of PSCo as Amended and Restated on Sept. 26, 2013.
#31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
#31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
##32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
##99.01	Statement pursuant to Private Securities Litigation Reform Act of 1995.
##101
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

Public Service Company of Colorado

Nov. 8, 2013	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director