Form 10-Q
period 2014-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2014-08-04
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 4, 2014
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Operating revenues
Electric	$761,569	$747,882	$1,495,833	$1,469,230
Natural gas	223,187	209,296	679,524	593,220
Steam and other	8,948	9,251	21,890	21,436
Total operating revenues	993,704	966,429	2,197,247	2,083,886

Operating expenses
Electric fuel and purchased power	349,070	322,787	683,540	642,668
Cost of natural gas sold and transported	117,281	109,697	427,086	359,317
Cost of sales — steam and other	3,435	4,008	8,413	8,813
Operating and maintenance expenses	188,901	188,152	364,425	361,193
Demand side management program expenses	34,678	32,938	69,873	66,059
Depreciation and amortization	95,115	89,079	188,431	178,629
Taxes (other than income taxes)	41,787	36,093	83,605	71,233
Total operating expenses	830,267	782,754	1,825,373	1,687,912

Operating income	163,437	183,675	371,874	395,974

Other income, net	912	1,322	1,709	2,899
Allowance for funds used during construction — equity	12,952	6,791	24,382	12,714

Interest charges and financing costs
Interest charges — includes other financing costs of $1,532, $1,723, $3,252, and $3,371, respectively	42,429	43,231	86,401	84,619
Allowance for funds used during construction — debt	(4,812)	(3,100)	(9,020)	(5,251)
Total interest charges and financing costs	37,617	40,131	77,381	79,368

Income before income taxes	139,684	151,657	320,584	332,219
Income taxes	49,892	54,358	112,389	118,315
Net income	$89,792	$97,299	$208,195	$213,904

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Net income	$89,792	$97,299	$208,195	$213,904

Other comprehensive loss

Derivative instruments:
Net fair value increase (decrease), net of tax of $3, $(11), $1, and $(7), respectively	5	(20)	2	(13)
Reclassification of gains to net income, net of tax of $(72), $(71), $(145), and $(145), respectively	(117)	(118)	(237)	(236)

Other comprehensive loss	(112)	(138)	(235)	(249)
Comprehensive income	$89,680	$97,161	$207,960	$213,655

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2014	2013
Operating activities
Net income	$208,195	$213,904
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	190,911	181,222
Demand side management program amortization	2,288	2,514
Deferred income taxes	65,725	127,490
Amortization of investment tax credits	(1,468)	(1,479)
Allowance for equity funds used during construction	(24,382)	(12,714)
Net realized and unrealized hedging and derivative transactions	(2,892)	(5,094)
Changes in operating assets and liabilities:
Accounts receivable	20,170	83,949
Accrued unbilled revenues	53,838	56,802
Inventories	31,490	32,123
Prepayments and other	4,636	(8,183)
Accounts payable	(83,451)	(16,087)
Net regulatory assets and liabilities	51,798	64,131
Other current liabilities	(69,978)	(63,653)
Pension and other employee benefit obligations	(36,769)	(44,007)
Change in other noncurrent assets	5,811	479
Change in other noncurrent liabilities	(7,313)	2,860
Net cash provided by operating activities	408,609	614,257

Investing activities
Utility capital/construction expenditures	(573,401)	(497,626)
Allowance for equity funds used during construction	24,382	12,714
Investments in utility money pool arrangement	(567,000)	(617,000)
Repayments from utility money pool arrangement	639,000	531,000
Net cash used in investing activities	(477,019)	(570,912)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	256,800	(154,000)
Borrowings under utility money pool arrangement	129,000	14,000
Repayments under utility money pool arrangement	(129,000)	(14,000)
Proceeds from issuance of long-term debt	295,642	492,383
Repayments of long-term debt	(275,000)	(250,000)
Capital contributions from parent	35,486	460
Dividends paid to parent	(259,156)	(133,481)
Net cash provided by (used in) financing activities	53,772	(44,638)

Net change in cash and cash equivalents	(14,638)	(1,293)
Cash and cash equivalents at beginning of period	21,089	5,150
Cash and cash equivalents at end of period	$6,451	$3,857

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(74,848)	$(76,228)
Cash paid for income taxes, net	(39,649)	(14,922)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$104,927	$73,152

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2014	Dec. 31, 2013
Assets
Current assets
Cash and cash equivalents	$6,451	$21,089
Accounts receivable, net	270,395	328,675
Accounts receivable from affiliates	57,246	19,136
Investments in utility money pool arrangement	—	72,000
Accrued unbilled revenues	217,079	270,917
Inventories	206,517	238,007
Regulatory assets	158,129	150,163
Deferred income taxes	75,389	87,267
Derivative instruments	5,448	6,576
Prepayments and other	27,993	32,629
Total current assets	1,024,647	1,226,459

Property, plant and equipment, net	11,125,478	10,742,397

Other assets
Regulatory assets	833,950	826,037
Derivative instruments	6,049	6,905
Other	48,813	52,520
Total other assets	888,812	885,462
Total assets	$13,038,937	$12,854,318

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$7,631	$282,143
Short-term debt	256,800	—
Accounts payable	345,356	451,243
Accounts payable to affiliates	31,162	45,902
Regulatory liabilities	125,380	79,499
Taxes accrued	85,180	154,194
Accrued interest	48,617	48,492
Dividends payable to parent	96,391	65,134
Derivative instruments	5,270	6,734
Other	71,492	89,571
Total current liabilities	1,073,279	1,222,912

Deferred credits and other liabilities
Deferred income taxes	2,274,042	2,206,179
Deferred investment tax credits	37,761	39,230
Regulatory liabilities	453,273	424,690
Asset retirement obligations	97,862	60,398
Derivative instruments	20,798	23,366
Customer advances	243,103	251,062
Pension and employee benefit obligations	130,358	167,127
Other	67,490	66,855
Total deferred credits and other liabilities	3,324,687	3,238,907

Commitments and contingencies
Capitalization
Long-term debt	3,885,939	3,590,500
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at June 30, 2014 and Dec. 31, 2013, respectively	—	—
Additional paid in capital	3,476,776	3,441,290
Retained earnings	1,301,829	1,384,047
Accumulated other comprehensive loss	(23,573)	(23,338)
Total common stockholder’s equity	4,755,032	4,801,999
Total liabilities and equity	$13,038,937	$12,854,318

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of June 30, 2014 and Dec. 31, 2013; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2014 and 2013; and its cash flows for the six months ended June 30, 2014 and 2013. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2014 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2013 balance sheet information has been derived from the audited 2013 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2013. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2013, filed with the SEC on Feb. 24, 2014. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2013, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, will be effective for interim and annual reporting periods beginning after Dec. 15, 2016. PSCo is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2014	Dec. 31, 2013
Accounts receivable, net
Accounts receivable	$291,856	$351,180
Less allowance for bad debts	(21,461)	(22,505)
	$270,395	$328,675

(Thousands of Dollars)	June 30, 2014	Dec. 31, 2013
Inventories
Materials and supplies	$53,452	$53,127
Fuel	82,680	86,062
Natural gas	70,385	98,818
	$206,517	$238,007

(Thousands of Dollars)	June 30, 2014	Dec. 31, 2013
Property, plant and equipment, net
Electric plant	$10,356,644	$10,177,056
Natural gas plant	2,866,667	2,757,605
Common and other property	751,236	762,916
Plant to be retired (a)	85,808	101,279
Construction work in progress	1,191,676	952,469
Total property, plant and equipment	15,252,031	14,751,325
Less accumulated depreciation	(4,126,553)	(4,008,928)
	$11,125,478	$10,742,397

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

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2008 federal income tax return expired in September 2012. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in June 2015. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of June 30, 2014, the IRS had proposed an adjustment to several federal tax loss carryback claims that would result in $10 million of income tax expense for the 2009 through 2011 claims and the anticipated claim for 2013. PSCo is not expected to accrue any income tax expense related to this adjustment. Xcel Energy is continuing to work through the audit process, but the outcome and timing of a resolution is uncertain.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2014, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2014	Dec. 31, 2013
Unrecognized tax benefit — Permanent tax positions	$1.3	$2.5
Unrecognized tax benefit — Temporary tax positions	7.8	5.9
Total unrecognized tax benefit	$9.1	$8.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2014	Dec. 31, 2013
NOL and tax credit carryforwards	$(4.6)	$(7.0)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS audit progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2014 and Dec. 31, 2013 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2014 or Dec. 31, 2013.

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

Pending and Recently Concluded Regulatory Proceedings — CPUC

Colorado 2014 Electric Rate Case — In June 2014, PSCo filed an electric rate case in Colorado with the CPUC requesting an increase in annual revenue of approximately $137.7 million, or 4.89 percent. The request includes the initiation of a CACJA rider as part of the overall 2015 rate case request of approximately $95 million, as well as additional amounts for calendar years 2016 and 2017. The CACJA rider is anticipated to increase revenue recovery by approximately $40 million in 2016 and then decline to approximately $36 million in 2017. PSCo’s objective is to establish a multi-year regulatory plan that provides certainty for PSCo and its customers.

The rate filing is based on a 2015 test year, a requested return on equity (ROE) of 10.35 percent, an electric rate base of $6.39 billion and an equity ratio of 56 percent. As part of the filing, PSCo will transfer approximately $19.9 million from the transmission rider to base rates. This transfer will not impact customer bills. The CACJA rider is projected to recover incremental investment and expenses, based on a comprehensive plan to retire certain coal plants, add pollution control equipment to other existing coal units and add natural gas generation. The CACJA project investment is expected to be completed by 2017.

In July 2014, the CPUC set hearings for early December 2014. A decision as well as implementation of final rates are anticipated in the first quarter of 2015.

Manufacturer’s Sales Tax Refund — Pursuant to the multi-year settlement agreement with the CPUC, PSCo defers 2012-2014 annual property taxes in excess of $76.7 million. To the extent that PSCo was successful in the manufacturer’s sales tax refund lawsuit against the Colorado Department of Revenue, PSCo was to credit such refunds first against certain legal fees, and then against the unamortized deferred property tax balance at the end of 2014.

After PSCo’s initial successes in the District Court and Court of Appeals, the Colorado Supreme Court on June 30, 2014 ruled against PSCo’s claim that it was due refunds for the payment of sales taxes on purchases of certain equipment from December 1998 to December 2001. Under the multi-year settlement agreement, as a result of the adverse ruling, PSCo is required to reduce its 2014 property tax deferral by $10 million, as this amount will not be recovered in electric rates.  This impact is reflected in PSCo’s pending electric rate case before the CPUC.

Annual Electric Earnings Test — As part of an annual earnings test, PSCo must share with customers a portion of any annual earnings that exceed PSCo’s authorized ROE threshold of 10 percent for 2012-2014. In April 2014, PSCo filed its 2013 earnings test with the CPUC proposing a refund obligation of $45.7 million to electric customers to be returned between August 2014 and July 2015. This tariff was approved by the CPUC in July 2014 to be effective Aug. 1, 2014. As of June 30, 2014, PSCo has also recognized management’s best estimate of an accrual for the 2014 earnings test.

2012 Pipeline System Integrity Adjustment (PSIA) Report — In April 2013, PSCo filed its 2012 PSIA report, requesting $43.5 million for recovery of expenditures. In February 2014, PSCo, the CPUC Staff and the Office of Consumer Counsel (OCC) agreed to a settlement amount of $43.4 million for recovery of 2012 expenditures, subject to final approval. This includes a one-time disallowance of approximately $0.1 million of operating and maintenance (O&M) expenditures and an agreement not to disallow capital expenditures related to a pipeline replacement project. In July 2014, the Administrative Law Judge (ALJ) issued a final decision approving the settlement agreement.

Electric, Purchased Gas and Resource Adjustment Clauses

Renewable Energy Credit (REC) Sharing — In 2011, the CPUC approved margin sharing on stand-alone REC transactions at 10 percent to PSCo and 90 percent to customers for 2014. In 2012, the CPUC approved an annual margin sharing on the first $20 million of margins on hybrid REC trades of 80 percent to the customers and 20 percent to PSCo. Margins in excess of the $20 million are to be shared 90 percent to the customers and 10 percent to PSCo. The CPUC authorized PSCo to return to customers unspent carbon offset funds by crediting the renewable energy standard adjustment (RESA) regulatory asset balance. PSCo’s credit to the RESA regulatory asset balance was not material for the three months ended June 30, 2014. For the three months ended June 30, 2013, PSCo credited the RESA regulatory asset balance $6.5 million. The cumulative credit to the RESA regulatory asset balance was $104.6 million and $104.5 million at June 30, 2014 and Dec. 31, 2013, respectively. The credits include the customers’ share of REC trading margins and the unspent share of carbon offset funds.

The current sharing mechanism will be effective through 2014. In May 2014, PSCo filed with the CPUC to continue this sharing mechanism for 2015 and beyond, but remove the step increase in the sharing allocation of hybrid REC trades on margins in excess of $20 million. In July 2014, the CPUC sent the proceeding to an ALJ. A decision is anticipated later in 2014.

Pending Regulatory Proceedings — Federal Energy Regulatory Commission (FERC)

Production Formula Rate ROE Complaint — In August 2013, PSCo’s wholesale production customers filed a complaint with the FERC, and requested it reduce the stated ROEs ranging from 10.1 percent through 10.4 percent to 9.04 percent in the PSCo power sales formula rates effective Sept. 1, 2013. In June 2014, PSCo and its wholesale customers reached a confidential settlement in principle to resolve the complaint. The settlement is expected to be filed with the FERC in September 2014. As of June 30, 2014, PSCo has recorded a refund accrual based on the settlement terms.

Transmission Formula Rate Cases — In April 2012, PSCo filed with the FERC to revise the wholesale transmission formula rates from a historic test year formula rate to a forecast transmission formula rate and to establish formula ancillary services rates. PSCo proposed that the formula rates be updated annually to reflect changes in costs, subject to a true-up. The request would increase PSCo’s wholesale transmission and ancillary services revenue by approximately $2.0 million annually. Various transmission customers protested the filing. In June 2012, the FERC issued an order accepting the proposed transmission and ancillary services formula rates, suspending the increase to November 2012, subject to refund, and setting the case for settlement judge or hearing procedures.

In June 2012, several wholesale customers filed a complaint with the FERC seeking to have the transmission formula rate ROE reduced from 10.25 to 9.15 percent effective July 1, 2012. In October 2012, the FERC consolidated this complaint with the April 2012 formula rate change filing.

In December 2013, the FERC approved a partial settlement resolving all issues related to the April 2012 transmission rate filing and June 2012 complaint other than ROE. The settlement is not expected to materially increase 2014 transmission revenues.

In March 2014, the FERC Staff filed testimony supporting an ROE of 8.91 percent for July 2012 to November 2012, and an ROE of 8.70 percent thereafter. In June 2014, PSCo and its transmission customers reached a confidential settlement in principle to resolve the ROE issue in the transmission rate filing and complaint. The settlement is expected to be filed with the FERC in September 2014. As of June 30, 2014, PSCo has recorded a refund accrual based on the settlement terms.

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

PSCo had approximately 1,802 megawatts (MW) and 1,441 MW of capacity under long-term PPAs as of June 30, 2014 and Dec. 31, 2013, respectively, with entities that have been determined to be variable interest entities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2032.

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

Federal CWA Section 316 (b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. In 2011, the EPA published the proposed rule that sets standards for minimization of aquatic species impingement, but leaves entrainment reduction requirements at the discretion of the permit writer and the regional EPA office. A final rule was signed by the EPA in May 2014. The timing of compliance with the requirements will vary from plant-to-plant since the new rules do not have a final compliance deadline. Since some of the compliance requirements depend on site-specific determinations by state regulators, the exact cost is somewhat uncertain. At June 30, 2014, the estimated cost of compliance for PSCo did not have a material impact on the results of operations, financial position or cash flows.

Federal CWA Waters of the United States Rule — In April 2014, the EPA and the U.S. Army Corps of Engineers issued a proposed rule that significantly expands the types of water bodies regulated under the CWA. If finalized as proposed, this rule could delay the siting of new pipelines, transmission lines and distribution lines, increase project costs and expand permitting and reporting requirements. The ultimate impact of the proposed rule will depend on the specific requirements of the final rule and cannot be determined at this time. A final rule is not anticipated before the first quarter of 2015.

Air
EPA Greenhouse Gas (GHG) Permitting — In 2011, new EPA permitting requirements became effective for GHG emissions of new and modified large stationary sources, which were applicable to the construction of new power plants or power plant modifications that increase emissions above a certain threshold. These rules were upheld by the United States Court of Appeals for the District of Columbia Circuit (D.C. Circuit), but in June 2014 the U.S. Supreme Court reversed the EPA’s GHG emission thresholds for this program. The Supreme Court decided the EPA could not adopt GHG thresholds that would require permitting for new and modified large stationary sources. However, the Supreme Court also decided if a new or modified stationary source becomes subject to the permitting requirements by exceeding emission thresholds for other pollutants, then GHG emissions may be evaluated as part of the permitting process. PSCo is unable to determine the cost of compliance with these new EPA requirements as it is not clear whether these requirements will apply to future changes at PSCo’s power plants.

GHG Emission Standard for Existing Sources — In June 2014, the EPA published its proposed rule on GHG emission standards for existing power plants. Comments are due to the EPA on Oct. 16, 2014 and a final rule is anticipated in June 2015. Following adoption of the final rule, states must develop implementation plans by June 2016, with the possibility of an extension to June 2017 (June 2018 if submitting a joint plan with other states). Among other things, the proposed rule would require that state plans include enforceable measures to ensure emissions from existing power plants in the state achieve the EPA’s state-specific interim (2020-2029) and final (2030 and thereafter) emission performance targets. The plan will likely require additional emission reductions in Colorado. It is not possible to evaluate the impact of existing source standards until the EPA promulgates a final rule and states have adopted their applicable state plans.

GHG New Source Performance Standard (NSPS) Proposal — In January 2014, the EPA re-proposed a GHG NSPS for newly constructed power plants which would set performance standards (maximum carbon dioxide emission rates) for coal- and natural gas-fired power plants. For coal power plants, the NSPS requires an emissions level equivalent to partial carbon capture and storage (CCS) technology; for gas-fired power plants, the NSPS reflects emissions levels from combined cycle technology with no CCS. The EPA continues to propose that the NSPS not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. It is not possible to evaluate the impact of the re-proposed NSPS until its final requirements are known.

GHG NSPS for Modified and Reconstructed Power Plants — In June 2014, the EPA published a proposed NSPS that would apply to GHG emissions from power plants that are modified or reconstructed. Comments are due to the EPA on Oct. 16, 2014 and a final rule is anticipated in June 2015. A modification is a change to an existing source that increases the maximum achievable hourly rate of emissions. A reconstruction involves the replacement of components at a unit to the extent that the capital cost of the new components exceeds 50 percent of the capital cost of an entirely new comparable unit. The proposed standards are not based on and would not require installation of CCS technology. Instead, the proposed standard for coal-fired power plants would require a combination of best operating practices and equipment upgrades. The proposal for gas-fired power plants would require emissions standards based on efficient combined cycle technology. It is not possible to evaluate the impact of these proposed standards until the final requirements are known. In addition, it is not clear whether these requirements, once adopted, would apply to future changes at PSCo’s power plants.

Regional Haze Rules — The regional haze program is designed to address widespread, regionally homogeneous haze that results from emissions from a multitude of sources. In 2005, the EPA amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze state implementation plan (SIP), Colorado identified the PSCo facilities that will have to reduce sulfur dioxide, nitrous oxide and particulate matter emissions under BART and set emissions limits for those facilities.

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

In March 2013, WildEarth Guardians petitioned the U.S. Court of Appeals for the 10th Circuit to review the EPA’s decision approving the SIP. WildEarth Guardians has stated it will challenge the BART determination made for Comanche Units 1 and 2. In comments before the EPA, WildEarth Guardians urged that current emission limitations be made more stringent or that selective catalytic reduction be added to the units. PSCo intervened in the case. The 10th Circuit is anticipated to hear argument in January 2015, following completion of the briefs in November 2014.

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

Employment, Tort and Commercial Litigation

Pacific Northwest FERC Refund Proceeding — In July 2001, the FERC ordered a preliminary hearing to determine whether there were unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest for December 2000 through June 2001. PSCo supplied energy to the Pacific Northwest markets during this period and has been a participant in the hearings. In September 2001, the presiding ALJ concluded that prices in the Pacific Northwest during the referenced period were the result of a number of factors, including the shortage of supply, excess demand, drought and increased natural gas prices. Under these circumstances, the ALJ concluded that the prices in the Pacific Northwest markets were not unreasonable or unjust and no refunds should be ordered. Subsequent to the ruling, the FERC has allowed the parties to request additional evidence. Parties have claimed that the total amount of transactions with PSCo subject to refund is $34 million. In June 2003, the FERC issued an order terminating the proceeding without ordering further proceedings. Certain purchasers filed appeals of the FERC’s orders in this proceeding with the Ninth Circuit Court of Appeals (Ninth Circuit).

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	6	0.1
Maximum amount outstanding	70	12
Weighted average interest rate, computed on a daily basis	0.24%	0.36%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$700	$700
Amount outstanding at period end	257	—
Average amount outstanding	127	38
Maximum amount outstanding	261	332
Weighted average interest rate, computed on a daily basis	0.24%	0.34%
Weighted average interest rate at period end	0.29	N/A

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2014 and Dec. 31, 2013, there were $6.5 million and $6.4 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2014, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700.0	$263.3	$436.7

(a)	Credit facility expires in July 2017.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2014 and Dec. 31, 2013.

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

At June 30, 2014, accumulated other comprehensive losses related to interest rate derivatives included $0.5 million of net gains expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges.

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

At June 30, 2014, PSCo had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2014 and 2013.

At June 30, 2014, net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net gains expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at June 30, 2014 and Dec. 31, 2013:

(Amounts in Thousands) (a)(b)	June 30, 2014	Dec. 31, 2013
Megawatt hours of electricity	—	326
Million British thermal units of natural gas	6,791	6,398
Gallons of vehicle fuel	172	217

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2014 and 2013, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(182)	(a)	$—	$—
Vehicle fuel and other commodity	8	—	(7)	(b)	—	—
Total	$8	$—	$(189)		$—	$—
Other derivative instruments
Natural gas commodity	$—	$(1,916)	$—		$—	$(65)	(c)
Total	$—	$(1,916)	$—		$—	$(65)

	Six Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(362)	(a)	$—		$—
Vehicle fuel and other commodity	3	—	(20)	(b)	—		—
Total	$3	$—	$(382)		$—		$—
Other derivative instruments
Natural gas commodity	$—	$7,910	$—		$(8,579)	(d)	$(4,381)	(d)
Total	$—	$7,910	$—		$(8,579)		$(4,381)

	Three Months Ended June 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(182)	(a)	$—	$—
Vehicle fuel and other commodity	(31)	—	(7)	(b)	—	—
Total	$(31)	$—	$(189)		$—	$—
Other derivative instruments
Natural gas commodity	$—	$(3,211)	$—		$—	$(244)	(c)
Total	$—	$(3,211)	$—		$—	$(244)

	Six Months Ended June 30, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(362)	(a)	$—		$—
Vehicle fuel and other commodity	(20)	—	(19)	(b)	—		—
Total	$(20)	$—	$(381)		$—		$—
Other derivative instruments
Natural gas commodity	$—	$(3,169)	$—		$7	(d)	$(228)	(c)
Total	$—	$(3,169)	$—		$7		$(228)

(a)	Recorded to interest charges.

(b)	Recorded to O&M expenses.

(c)	Amounts are recorded to electric fuel and purchased power.

(d)
Amounts for the six months ended June 30, 2014 and 2013 included immaterial settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The remaining derivative settlement gains and losses for the six months ended June 30, 2014 and 2013 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2014 and 2013. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At June 30, 2014, five of PSCo’s 10 most significant counterparties, comprising $28.0 million or 38 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. The remaining five significant counterparties, comprising $25.5 million or 34 percent of this credit exposure, were not rated by these agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings. At June 30, 2014, there were no derivative instruments in a liability position that would have required the posting of collateral or settlement of applicable outstanding contracts if the credit ratings of PSCo were downgraded below investment grade. If the credit ratings of PSCo were downgraded below investment grade at Dec. 31, 2013, derivative instruments reflected in a $1.4 million gross liability position on the consolidated balance sheets would have required PSCo to post collateral or settle outstanding contracts, including other contracts subject to master netting agreements, which would have resulted in payments of $1.4 million. At June 30, 2014 and Dec. 31, 2013, there was no collateral posted on these specific contracts.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2014 and Dec. 31, 2013.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014:

	June 30, 2014
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$27	$—	$27	$—	$27
Other derivative instruments:
Natural gas commodity	—	3,715	—	3,715	(9)	3,706
Total current derivative assets	$—	$3,742	$—	$3,742	$(9)	3,733
PPAs (a)						1,715
Current derivative instruments						$5,448
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$15	$—	$15	$—	$15
Total noncurrent derivative assets	$—	$15	$—	$15	$—	15
PPAs (a)						6,034
Noncurrent derivative instruments						$6,049
Current derivative liabilities
Other derivative instruments:
Natural gas commodity	$—	$63	$—	$63	$(9)	$54
Total current derivative liabilities	$—	$63	$—	$63	$(9)	54
PPAs (a)						5,216
Current derivative instruments						$5,270
Noncurrent derivative liabilities
Other derivative instruments:
Natural gas commodity	$—	$27	$—	$27	$—	$27
Total noncurrent derivative liabilities	$—	$27	$—	$27	$—	27
PPAs (a)						20,771
Noncurrent derivative instruments						$20,798

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2014. At June 30, 2014, derivative assets and liabilities include no obligations to return cash collateral and no rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2013:

	Dec. 31, 2013
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$40	$—	$40	$—	$40
Other derivative instruments:
Commodity trading	—	2,756	—	2,756	(1,276)	1,480
Natural gas commodity	—	3,341	—	3,341	—	3,341
Total current derivative assets	$—	$6,137	$—	$6,137	$(1,276)	4,861
PPAs (a)						1,715
Current derivative instruments						$6,576
Noncurrent derivative assets
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$13	$—	$13	$—	$13
Total noncurrent derivative assets	$—	$13	$—	$13	$—	13
PPAs (a)						6,892
Noncurrent derivative instruments						$6,905
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$2,438	$—	$2,438	$(1,039)	$1,399
Total current derivative liabilities	$—	$2,438	$—	$2,438	$(1,039)	1,399
PPAs (a)						5,335
Current derivative instruments						$6,734
Noncurrent derivative liabilities
PPAs (a)						$23,366
Noncurrent derivative instruments						$23,366

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

There were no changes in Level 3 recurring fair value measurements for the three and six months ended June 30, 2014 and 2013.

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2014 and 2013.

Fair Value of Long-Term Debt

As of June 30, 2014 and Dec. 31, 2013, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2014		Dec. 31, 2013
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,893,570	$4,216,091	$3,872,643	$4,059,661

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2014 and Dec. 31, 2013, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2014	2013	2014	2013
Interest income	$157	$843	$646	$1,757
Other nonoperating income	1,200	637	1,875	1,519
Insurance policy expense	(445)	(158)	(812)	(377)
Other income, net	$912	$1,322	$1,709	$2,899

10.	Segment Information

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

•
PSCo’s regulated electric utility segment generates, transmits and distributes electricity primarily in portions of Colorado. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. Regulated electric utility also includes PSCo’s commodity trading operations.

•	PSCo’s regulated natural gas utility segment transports, stores and distributes natural gas primarily in portions of Colorado.

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2014
Operating revenues (a)(b)	$761,569	$223,187	$8,948	$—	$993,704
Intersegment revenues	62	49	—	(111)	—
Total revenues	$761,631	$223,236	$8,948	$(111)	$993,704
Net income	$75,741	$10,846	$3,205	$—	$89,792

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2013
Operating revenues (a)(b)	$747,882	$209,296	$9,251	$—	$966,429
Intersegment revenues	61	25	—	(86)	—
Total revenues	$747,943	$209,321	$9,251	$(86)	$966,429
Net income	$85,603	$8,786	$2,910	$—	$97,299
(a)    Operating revenues include $3 million and $2 million of affiliate electric revenue for the three months ended June 30, 2014 and 2013, respectively.
(b)    Operating revenues include $1 million of other affiliate revenue for the three months ended June 30, 2014 and 2013.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2014
Operating revenues (a)(b)	$1,495,833	$679,524	$21,890	$—	$2,197,247
Intersegment revenues	159	108	—	(267)	—
Total revenues	$1,495,992	$679,632	$21,890	$(267)	$2,197,247
Net income	$149,709	$48,995	$9,491	$—	$208,195

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2013
Operating revenues (a)(b)	$1,469,230	$593,220	$21,436	$—	$2,083,886
Intersegment revenues	149	72	—	(221)	—
Total revenues	$1,469,379	$593,292	$21,436	$(221)	$2,083,886
Net income	$164,071	$42,585	$7,248	$—	$213,904
(a)    Operating revenues include $5 million and $4 million of affiliate electric revenue for the six months ended June 30, 2014 and 2013, respectively.
(b)    Operating revenues include $2 million of other affiliate revenue for the six months ended June 30, 2014 and 2013.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5,985	$6,301	$478	$803
Interest cost	13,319	11,540	5,926	5,934
Expected return on plan assets	(17,677)	(15,955)	(7,553)	(7,307)
Amortization of transition obligation	—	—	—	196
Amortization of prior service credit	(773)	(266)	(1,561)	(1,229)
Amortization of net loss	8,473	10,854	1,608	3,489
Net benefit cost (credit) recognized for financial reporting	$9,327	$12,474	$(1,102)	$1,886

	Six Months Ended June 30
	2014	2013	2014	2013
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$11,970	$12,603	$957	$1,606
Interest cost	26,638	23,080	11,852	11,868
Expected return on plan assets	(35,354)	(31,910)	(15,107)	(14,614)
Amortization of transition obligation	—	—	—	392
Amortization of prior service credit	(1,546)	(532)	(3,123)	(2,458)
Amortization of net loss	16,946	21,708	3,217	6,979
Net benefit cost (credit) recognized for financial reporting	$18,654	$24,949	$(2,204)	$3,773

In January 2014, contributions of $130.0 million were made across three of Xcel Energy’s pension plans, of which $35.1 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2014.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2014 and 2013 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended June 30, 2014	Three Months Ended June 30, 2013
Accumulated other comprehensive loss at April 1	$(23,461)	$(22,982)
Other comprehensive gain (loss) before reclassifications	5	(20)
Gains reclassified from net accumulated other comprehensive loss	(117)	(118)
Net current period other comprehensive loss	(112)	(138)
Accumulated other comprehensive loss at June 30	$(23,573)	$(23,120)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Six Months Ended June 30, 2014	Six Months Ended June 30, 2013
Accumulated other comprehensive loss at Jan. 1	$(23,338)	$(22,871)
Other comprehensive gain (loss) before reclassifications	2	(13)
Gains reclassified from net accumulated other comprehensive loss	(237)	(236)
Net current period other comprehensive loss	(235)	(249)
Accumulated other comprehensive loss at June 30	$(23,573)	$(23,120)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2014 and 2013 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2014		Three Months Ended June 30, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$(182)	(a)	$(182)	(a)
Vehicle fuel derivatives	(7)	(b)	(7)	(b)
Total, pre-tax	(189)		(189)
Tax expense	72		71
Total amounts reclassified, net of tax	$(117)		$(118)

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2014		Six Months Ended June 30, 2013
(Gains) losses on cash flow hedges:
Interest rate derivatives	$(362)	(a)	$(362)	(a)
Vehicle fuel derivatives	(20)	(b)	(19)	(b)
Total, pre-tax	(382)		(381)
Tax expense	145		145
Total amounts reclassified, net of tax	$(237)		$(236)

(a)	Included in interest charges.

(b)	Included in O&M expenses.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of slow down in the U.S. economy or delay in growth recovery; actions of credit rating agencies; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2013, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2014.

Results of Operations

PSCo’s net income was approximately $208.2 million for the six months ended June 30, 2014, compared with approximately $213.9 million for the same period in 2013. Higher electric and natural gas rates and weather-normalized sales growth (which is adjusted against a 30-year average of actual historical weather conditions) were offset by increased property taxes, depreciation, accruals associated with electric earnings test refund obligations as well as the impact of weather. See Note 5 to the consolidated financial statements for further discussion of rate matters.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin. The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2014	2013
Electric revenues	$1,496	$1,469
Electric fuel and purchased power	(684)	(643)
Electric margin	$812	$826

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2014 vs. 2013
Fuel and purchased power cost recovery	$45
Retail rate increases	12
Retail sales growth, excluding weather impact	7
Demand side management (DSM) program revenues (offset by expenses)	5
PSCo earnings test refund obligations	(20)
Estimated impact of weather	(14)
Trading, including REC sales	(6)
Other, net	(2)
Total increase in electric revenues	$27

Electric Margin

(Millions of Dollars)	2014 vs. 2013
PSCo earnings test refund obligations	$(20)
Estimated impact of weather	(14)
DSM program incentives	(3)
Retail rate increases	12
Retail sales growth, excluding weather impact	7
DSM program revenues	5
Other, net	(1)
Total decrease in electric margin	$(14)

Natural Gas Revenues and Margin

The cost of natural gas tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2014	2013
Natural gas revenues	$680	$593
Cost of natural gas sold and transported	(427)	(359)
Natural gas margin	$253	$234

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2014 vs. 2013
Purchased natural gas adjustment clause recovery	$69
Retail rate increase, net of refund	16
PSIA rider	4
Retail sales growth	4
Estimated impact of weather	(6)
Total increase in natural gas revenues	$87

Natural Gas Margin

(Millions of Dollars)	2014 vs. 2013
Retail rate increase, net of refund	$16
PSIA rider, partially offset in O&M expenses	4
Retail sales growth	4
Estimated impact of weather	(6)
Other, net	1
Total increase in natural gas margin	$19

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $3.2 million, or 0.9 percent, for the six months ended June 30, 2014 compared with the same period in 2013. The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2014 vs. 2013
Electric and gas distribution expenses	$8
Transmission costs	2
Plant generation costs	1
Employee benefits	(9)
Other, net	1
Total increase in O&M expenses	$3

•	Electric and gas distribution expenses were primarily driven by increased maintenance activities due to vegetation management and repairs and amounts related to pipeline system integrity; and

•	Lower employee benefit costs are mainly due to decreased pension expense.

DSM Program Expenses — DSM program expenses increased $3.8 million, or 5.8 percent, for the six months ended June 30, 2014 compared with the same period in 2013. The higher expense is primarily attributable to an increase in the electric rate used to recover program expenses. DSM program expenses are recovered from customers and expensed on a kilowatt hour basis. As such, increased sales due to cold winter temperatures or hot summer temperatures will increase revenues and expenses.

Depreciation and Amortization — Depreciation and amortization expense increased $9.8 million, or 5.5 percent, for the six months ended June 30, 2014 compared with the same period for 2013. The increase is primarily attributable to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $12.4 million, or 17.4 percent, for the six months ended June 30, 2014 compared with the same period in 2013. The increase is primarily due to higher property taxes.

Allowance for Funds Used During Construction, Equity and Debt (AFUDC) — AFUDC increased $15.4 million for the six months ended June 30, 2014 compared with the same period in 2013. The increase is primarily due to construction related to the CACJA project.

Interest Charges — Interest charges increased $1.8 million, or 2.1 percent, for the six months ended June 30, 2014 compared with the same period in 2013. The increase is primarily due to higher long-term debt levels, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $5.9 million for the six months ended June 30, 2014 compared with the same period in 2013. The decrease in income tax expense was primarily due to lower pre-tax earnings in 2014 and increased permanent plant-related adjustments in 2014. The ETR was 35.1 percent for the six months ended June 30, 2014 compared with 35.6 percent for the same period in 2013. The lower ETR was primarily due to the same adjustments mentioned above.

Public Utility Regulation

Brush, Colo. to Castle Pines, Colo. 345 Kilovolt (KV) Transmission Line — In March 2014, PSCo filed with the CPUC for a certificate of public convenience and necessity (CPCN) to construct a new 345 KV transmission line originating from Pawnee Station, near Brush, Colo. and terminating at the Daniels Park substation, near Castle Pines, Colo. The estimated cost of the project is $178 million. Evidentiary hearings are scheduled for September 2014. A CPUC decision is expected in early 2015.

Renewable Energy Standard (RES) Compliance Plan — Colorado law mandates that at least 30 percent of PSCo’s energy sales be supplied by renewable energy by 2020 and includes a distributed generation standard. In July 2013, PSCo filed its 2014 RES compliance plan that included the continuation of both the Solar*Rewards and Solar*Rewards Community programs. Hearings for the 2014 RES compliance plan were held in May 2014. A decision is anticipated in the third quarter of 2014.

Net Metering Standard — In conjunction with its 2014 RES compliance plan filing, PSCo proposed to track and quantify the system costs that are not avoided by distributed solar generation, which PSCo has defined as a “net metering incentive,” for purposes of equitably recovering costs between customers who participate in distributed generation and customers that do not. In December 2013, parties including the OCC filed answer testimony supporting PSCo’s net metering proposal. However, rooftop solar advocates opposed it and also argued for higher solar installation levels and a slower reduction in incentives over time. The CPUC has assigned the net metering issue to its own docket and established key dates to evaluate this matter. A CPUC decision is expected in the fourth quarter of 2014.

Solar*Connect Program — In April 2014, PSCo filed an application with the CPUC seeking approval for a program that would allow customers the option to purchase a portion or all of their electricity from a utility scale solar facility approximately 50 MW in size. Customer contracts under the program would run a minimum of one year. Hearings have been set for November 2014.

Boulder, Colo. Municipalization — PSCo’s franchise agreement with the City of Boulder (Boulder) expired on Dec. 31, 2010. In November 2011, a ballot measure was passed by the citizens of Boulder, which authorized the formation and operation of a municipal light and power utility and the issuance of enterprise revenue bonds, subject to certain restrictions, including the level of initial rates and debt service coverage.

In May 2014, the Boulder City Council passed an ordinance to establish an electric utility. In June 2014, PSCo filed a complaint in the Boulder District Court seeking a declaratory ruling that this ordinance violates Boulder’s charter requirements. Subsequently, Boulder filed a motion to dismiss PSCo’s complaint, which is still pending.

Boulder sent PSCo its final offer of $128 million for certain portions of PSCo’s transmission and distribution business, which includes Boulder and certain areas outside city limits. PSCo has notified Boulder that its offer has deficiencies related to property descriptions as well as other relevant information impacting the remainder of PSCo’s system. Under Colorado law, a condemning entity must pay the owner fair market value for the taking of and damages to the remainder of the property. In July 2014, Boulder filed a petition for condemnation in the Boulder District Court.

The CPUC has previously ruled that it has jurisdiction under Colorado law to determine the utility that will serve customers outside Boulder’s city limits, and will determine certain system separation matters as well as what facilities need to be constructed to ensure reliable service. The CPUC has declared that it should make its determinations prior to any eminent domain actions. In January 2014, Boulder appealed this ruling to the Boulder District Court. PSCo and the CPUC filed briefs in June 2014 in opposition of Boulder’s appeal. This matter is currently pending.

If Boulder were to succeed in the eminent domain proceeding, PSCo would seek to obtain full compensation for the business and its associated property taken by Boulder, as well as for all damages resulting to PSCo and its system. PSCo would also seek appropriate compensation for stranded costs with the FERC.

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

In Order 1000, FERC instead required that the opportunity to build such projects would extend to competitive transmission developers. PSCo made its initial compliance filings to incorporate new provisions into their tariffs regarding regional planning and cost allocation. Various parties appealed Order 1000 final rules to the D.C. Circuit. The date for a Court decision in the appeal is uncertain. The FERC ruled on the initial regional compliance filings for PSCo, directing further compliance changes and thus the PSCo regional compliance filings remain pending action by the FERC. Initial filings to address interregional planning and cost allocation requirements with other regions were made by PSCo and are pending action by the FERC.

Colorado does not have legislation protecting ROFR rights for incumbent utilities. PSCo submitted its FERC compliance filing proposing that PSCo would join the WestConnect region, a consortium of utilities in the Western Interconnection and the FERC issued its initial order. In April 2013, PSCo and other WestConnect members requested rehearing. PSCo and other WestConnect jurisdictional utilities made their compliance filings to address directives in the March 2013 order. The FERC is expected to rule in 2014 on the compliance filing and the requests for rehearing. PSCo and other WestConnect members filed the interregional compliance filings in May 2013 and action on those filings is pending. The WestConnect members proposed that the regional and inter-regional compliance tariffs be effective prospectively after the final FERC orders, and not earlier than Jan. 1, 2015.

NERC Critical Infrastructure Protection (CIP) Requirements — The FERC has approved version 5 of NERC’s CIP standards. Requirements must be applied to high and medium impact assets by April 1, 2016 and to low impact assets by April 1, 2017. PSCo is currently in the process of evaluating the new requirements and identifying initiatives needed to meet the compliance deadlines.

NERC Physical Security Requirements — In July 2014, the FERC issued a notice of proposed rulemaking (NOPR) generally proposing to adopt NERC’s proposed CIP standard related to physical security for bulk electric system facilities. However, the FERC proposed a modification to the standard that would allow certain governmental authorities, including FERC, to revise an entity’s list of critical facilities. The new standard would likely be effective in 2015. PSCo is currently in the process of evaluating and identifying the critical facilities impacted to better determine the cost of protections necessary to meet the standard. The additional cost for compliance is anticipated to be recoverable through rates.

Wind Integration Tariff Filing — In May 2014, PSCo filed proposed amendments to its Open Access Transmission Tariff with FERC designed to better allocate ancillary services costs associated with renewable generation to those customers on the PSCo system that use renewable resources to serve load. The proposed amendments include changes to the mechanism used to recover the cost of capacity associated with balancing of loads and resources and a new charge designed to recover the cost of additional capacity needed to respond to situations where the output of wind generators decreases significantly over a short period of time. PSCo proposed an effective date of Aug. 1, 2014 with rates suspended until Jan. 1, 2015. The FERC is required to take action on the filing within 60 days. The proposed tariff changes would not materially affect 2014 revenues, but would provide more appropriate cost allocation as additional renewable generation is connected to PSCo.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2014, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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
101
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2014 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

Aug. 4, 2014	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Vice President and Controller

/s/ TERESA S. MADDEN
Teresa S. Madden
Senior Vice President, Chief Financial Officer and Director