Form 10-Q
period 2015-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2015-05-01
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 1, 2015
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Operating revenues
Electric	$749,461	$734,264
Natural gas	373,203	456,337
Steam and other	12,786	12,942
Total operating revenues	1,135,450	1,203,543

Operating expenses
Electric fuel and purchased power	322,758	334,470
Cost of natural gas sold and transported	228,744	309,805
Cost of sales — steam and other	5,693	4,978
Operating and maintenance expenses	182,417	175,524
Demand side management program expenses	30,069	35,195
Depreciation and amortization	100,043	93,316
Taxes (other than income taxes)	50,326	41,818
Total operating expenses	920,050	995,106

Operating income	215,400	208,437

Other income, net	687	797
Allowance for funds used during construction — equity	2,806	11,430

Interest charges and financing costs
Interest charges — includes other financing costs of $1,505 and $1,720, respectively	43,090	43,972
Allowance for funds used during construction — debt	(1,098)	(4,208)
Total interest charges and financing costs	41,992	39,764

Income before income taxes	176,901	180,900
Income taxes	65,935	62,497
Net income	$110,966	$118,403

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Net income	$110,966	$118,403

Other comprehensive loss

Derivative instruments:
Net fair value decrease, net of tax of $(3) and $(2), respectively	(5)	(3)
Reclassification of gains to net income, net of tax of $(64) and $(73), respectively	(105)	(120)

Other comprehensive loss	(110)	(123)
Comprehensive income	$110,856	$118,280

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2015	2014
Operating activities
Net income	$110,966	$118,403
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	101,172	94,654
Demand side management program amortization	1,022	1,144
Deferred income taxes	37,771	41,863
Amortization of investment tax credits	(733)	(734)
Allowance for equity funds used during construction	(2,806)	(11,430)
Net realized and unrealized hedging and derivative transactions	5,086	2,818
Changes in operating assets and liabilities:
Accounts receivable	35,312	410
Accrued unbilled revenues	89,193	63,760
Inventories	43,638	56,296
Prepayments and other	89,210	7,395
Accounts payable	(61,624)	(29,270)
Net regulatory assets and liabilities	73,340	10,199
Other current liabilities	43,420	38,157
Pension and other employee benefit obligations	(20,496)	(35,614)
Change in other noncurrent assets	903	4,616
Change in other noncurrent liabilities	(3,734)	(891)
Net cash provided by operating activities	541,640	361,776

Investing activities
Utility capital/construction expenditures	(241,194)	(299,086)
Allowance for equity funds used during construction	2,806	11,430
Investments in utility money pool arrangement	(57,000)	(495,000)
Repayments from utility money pool arrangement	73,000	317,000
Net cash used in investing activities	(222,388)	(465,656)

Financing activities
Repayments of short-term borrowings, net	(240,000)	—
Borrowings under utility money pool arrangement	9,000	2,000
Repayments under utility money pool arrangement	(9,000)	(2,000)
Proceeds from issuance of long-term debt	—	296,045
Dividends paid to parent	(83,794)	(195,134)
Net cash (used in) provided by financing activities	(323,794)	100,911

Net change in cash and cash equivalents	(4,542)	(2,969)
Cash and cash equivalents at beginning of period	7,635	21,089
Cash and cash equivalents at end of period	$3,093	$18,120

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(64,940)	$(55,003)
Cash received for income taxes, net	87,443	4,902
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$65,289	$93,872

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$3,093	$7,635
Accounts receivable, net	315,467	322,885
Accounts receivable from affiliates	22,948	50,842
Investments in utility money pool arrangement	—	16,000
Accrued unbilled revenues	204,856	294,049
Inventories	195,341	238,979
Regulatory assets	97,865	120,120
Deferred income taxes	109,726	64,587
Derivative instruments	1,912	1,731
Prepaid taxes	—	90,365
Prepayments and other	25,134	23,979
Total current assets	976,342	1,231,172

Property, plant and equipment, net	11,695,876	11,626,956

Other assets
Regulatory assets	905,527	903,973
Derivative instruments	4,748	5,176
Other	48,248	48,506
Total other assets	958,523	957,655
Total assets	$13,630,741	$13,815,783

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$8,418	$8,178
Short-term debt	142,000	382,000
Accounts payable	302,446	425,133
Accounts payable to affiliates	33,472	46,736
Regulatory liabilities	185,198	134,459
Taxes accrued	226,087	159,470
Accrued interest	24,238	48,409
Dividends payable to parent	80,650	83,652
Derivative instruments	5,784	5,774
Other	71,783	72,002
Total current liabilities	1,080,076	1,365,813

Deferred credits and other liabilities
Deferred income taxes	2,522,038	2,437,641
Deferred investment tax credits	35,539	36,273
Regulatory liabilities	476,431	464,421
Asset retirement obligations	227,635	225,296
Derivative instruments	16,967	18,257
Customer advances	226,415	229,990
Pension and employee benefit obligations	181,434	202,031
Other	68,238	68,171
Total deferred credits and other liabilities	3,754,697	3,682,080

Commitments and contingencies
Capitalization
Long-term debt	3,880,066	3,882,051
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at March 31, 2015 and Dec. 31, 2014, respectively	—	—
Additional paid in capital	3,522,646	3,522,788
Retained earnings	1,417,244	1,386,929
Accumulated other comprehensive loss	(23,988)	(23,878)
Total common stockholder’s equity	4,915,902	4,885,839
Total liabilities and equity	$13,630,741	$13,815,783

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of March 31, 2015 and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2015 and 2014; and its cash flows for the three months ended March 31, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2015 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 20, 2015. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. This guidance, which includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers, is effective for interim and annual reporting periods beginning after Dec. 15, 2016. In April 2015, the FASB tentatively decided to defer the effective date by one year, making the guidance effective for interim and annual reporting periods beginning after Dec. 15, 2017. This tentative decision will be exposed for public input in an upcoming proposed ASU with a 30-day comment period. PSCo is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

Consolidation — In February 2015, the FASB issued Amendments to the Consolidation Analysis, Topic 810 (ASU No. 2015-02), which reduces the number of consolidation models and amends certain consolidation principles related to variable interest entities. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15. 2015, and early adoption is permitted. PSCo is currently evaluating the impact of adopting ASU 2015-02 on its consolidated financial statements.

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which amends existing guidance to require the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of an asset. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the prescribed reclassification of assets to an offset of debt on the consolidated balance sheets, PSCo does not expect the implementation of ASU 2015-03 to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$338,093	$346,007
Less allowance for bad debts	(22,626)	(23,122)
	$315,467	$322,885

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$56,703	$55,491
Fuel	78,109	80,963
Natural gas	60,529	102,525
	$195,341	$238,979

(Thousands of Dollars)	March 31, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$10,987,784	$10,927,867
Natural gas plant	3,248,795	3,210,242
Common and other property	828,284	827,708
Plant to be retired (a)	64,130	71,534
Construction work in progress	873,437	828,620
Total property, plant and equipment	16,002,430	15,865,971
Less accumulated depreciation	(4,306,554)	(4,239,015)
	$11,695,876	$11,626,956

(a)	PSCo has received approval for early retirement of Cherokee Unit 3 and Valmont Unit 5 between 2015 and 2017. Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in March 2016. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of March 31, 2015, the IRS had proposed an adjustment to several federal tax loss carryback claims that would result in $12 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. PSCo is not expected to accrue any income tax expense related to this adjustment. As of March 31, 2015, the IRS has begun the appeals process; however, the outcome and timing of a resolution is uncertain.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2015, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$1.9	$1.9
Unrecognized tax benefit — Temporary tax positions	11.2	10.0
Total unrecognized tax benefit	$13.1	$11.9

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(4.7)	$(3.9)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2015 and Dec. 31, 2014 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2015 or Dec. 31, 2014.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Colorado 2014 Electric Rate Case — In 2014, PSCo filed an electric rate case with the CPUC requesting an increase in annual revenue of approximately $136.0 million, or 4.83 percent. The requested 2015 rate increase reflected approximately $100.9 million (subsequently updated to $98.7 million) for recovery of costs associated with the Clean Air Clean Jobs Act (CACJA) project. The case also requested the initiation of a CACJA rider for 2016 and 2017, which was anticipated to increase revenue recovery by approximately $34.2 million in 2016 and then decline to approximately $29.9 million in 2017.

In December 2014, PSCo filed rebuttal testimony, revising its requested rate increase to $107.2 million, or 3.79 percent, reflecting an ROE of 10.25 percent and updated information for both the sales and property tax forecasts. PSCo also proposed to recover all costs associated with the CACJA project through the rider beginning in 2015.

In February 2015, the CPUC approved a settlement agreement with rates effective on Feb. 13, 2015. This agreement results in an overall 2015 revenue increase of approximately $53.3 million, or 1.87 percent. Key terms of the agreement include the following:

•	The settlement is based on a 2013 historic test year (HTY), an return on equity (ROE) of 9.83 percent and an equity ratio of 56 percent;

•
The implementation of a forward-looking CACJA rider of approximately $97.0 million for 2015 with step increases of $17.7 million and $14.5 million for 2016 and 2017, respectively, effective Jan. 1, 2015;

•	A forward-looking transmission cost adjustment (TCA) rider of approximately $15.6 million, effective Feb. 13, 2015;

•	Establishment of tracking mechanisms for pension expense and property taxes; and

•	An earnings test for 2015 through 2017, under which PSCo and customers would share in any earnings on a 50/50 basis if the ROE recognized falls between 9.84 percent and 10.48 percent.

The components of the overall 2015 revenue increase are as follows:

(Millions of Dollars)	Approved Settlement
Total base rate decrease	$(39.4)
CACJA rider mechanism	97.0
TCA rider mechanism	15.6
Transfer from TCA rider to base rates	(19.9)
Total revenue increase	$53.3

In addition to the revenue increase of $53.3 million, including the impact of the riders, PSCo estimates that it will defer approximately $3.1 million of additional expenses in 2015 as a result of the settlement.

Colorado 2015 Multi-Year Gas Rate Case — On March 3, 2015, PSCo filed a multi-year request with the CPUC to increase Colorado retail natural gas base rates by $40.5 million, or 3.5 percent, in 2015, with subsequent step increases of $7.6 million, or 0.7 percent, in 2016 and $18.1 million, or 1.5 percent, in 2017.

The request is based on a HTY ended June 30, 2014 adjusted for known and measurable expenses and capital additions for each of the subsequent periods in the multi-year plan and an equity ratio of 56 percent. The rate case requests a ROE of 10.1 percent for 2015 and 2016 and 10.3 percent for 2017, and a rate base of $1.26 billion for 2015, $1.31 billion for 2016 and $1.36 billion for 2017.

PSCo is also proposing a stay-out provision, in which PSCo would not request implementation of new rates prior to January 2018, and to implement an earnings test for 2016 through 2017. Under the earnings test, PSCo and customers would share in any earnings on a 50/50 basis if the ROE recognized falls between 10.2 percent and 10.6 percent in 2016, and between 10.4 percent and 10.8 percent in 2017.

In addition, PSCo requested an extension of its pipeline system integrity adjustment (PSIA) rider through 2020 to recover costs associated with its pipeline integrity efforts, including accelerated system renewal projects. If the PSIA rider is not extended by Dec. 31, 2015, such costs would be included in base rates. The request to extend and modify the PSIA rider has an expected negative revenue impact of approximately $0.1 million in 2015 and would provide incremental revenue of $21.7 million for 2016 and $21.2 million for 2017. If PSCo's proposal is accepted, PSIA revenue is projected to be $67.0 million in 2015, $88.7 million in 2016, and $109.9 million in 2017.

The following table summarizes the request:

(Millions of Dollars)	2015	2016 Step	2017 Step
Net plant and plant related expenses	$24.4	$12.4	$12.0
Operating and maintenance expenses	23.9	(5.2)	0.6
Property and payroll taxes	4.7	2.6	4.0
ROE	4.5	—	2.4
Capital structure	(1.0)	—	0.1
Sales forecast	(17.1)	(2.2)	(1.0)
Other, net	1.1	—	—
Total base rate increase	40.5	7.6	18.1
Incremental PSIA rider revenues	(0.1)	21.7	21.2
Total revenue impact	$40.4	$29.3	$39.3

In March 2015, the CPUC referred the proceeding to an administrative law judge (ALJ). A CPUC decision, as well as implementation of final rates, are anticipated in the fourth quarter of 2015.

Annual Electric Earnings Test — As part of an annual earnings test, PSCo must share with customers a portion of any annual earnings that exceed PSCo’s authorized ROE threshold of 10 percent for 2012 through 2014. On April 30, 2015, PSCo filed a tariff for the 2014 earnings test with the CPUC proposing a refund obligation of $66.5 million to electric customers.

In February 2015, in the Colorado 2014 Electric Rate Case, the CPUC approved an annual earnings test, in which PSCo shares with customers earnings that exceed the authorized ROE threshold of 9.83 percent for 2015 through 2017. The current estimate of the 2015 earnings test, based on annual forecasted information, did not result in the recognition of a liability as of March 31, 2015.

Electric, Purchased Gas and Resource Adjustment Clauses

Demand Side Management (DSM) and the Demand Side Management Cost Adjustment (DSMCA) — The CPUC approved higher savings goals and a lower financial incentive mechanism for PSCo’s electric DSM energy efficiency programs starting in 2015. Energy efficiency and DSM costs are recovered through a combination of the DSMCA riders and base rates. DSMCA riders are adjusted biannually to capture program costs, performance incentives, and any over- or under-recoveries are trued-up in the following year. Savings goals were 384 gigawatt hours (GWh) in 2014 and are 400 GWh in 2015 with incentives awarded in the year following plan achievements. PSCo is able to earn $5 million upon reaching its annual savings goal along with an incentive on five percent of net economic benefits up to a maximum annual incentive of $30 million.

In October 2014, PSCo filed its 2015-2016 DSM plan, which proposes a 2015 DSM electric budget of $81.6 million and a gas budget of $13.1 million and a 2016 DSM electric budget of $78.7 million and gas budget of $13.6 million. PSCo has reached an agreement with all parties resolving most of the contested issues in the proceeding. The remaining issues to be litigated primarily concern the avoided costs attributable to DSM measures. A decision by the ALJ is expected in the second quarter of 2015.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5, Notes 11 and 12 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2014, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

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

PSCo had approximately 1,802 megawatts (MW) of capacity under long-term PPAs as of March 31, 2015 and Dec. 31, 2014, with entities that have been determined to be variable interest entities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2032.

Environmental Contingencies

Environmental Requirements

Water and Waste
Coal Ash Regulation — PSCo’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment, and disposal of solid waste.  On April 17, 2015, the U.S. Environmental Protection Agency (EPA) published a final rule regulating the management and disposal of coal combustion byproducts (coal ash) as a nonhazardous waste.  PSCo’s costs to manage and dispose of coal ash will not significantly increase under the new rule.

Air
Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. In 2005, the EPA amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze state implementation plan (SIP), Colorado identified the PSCo facilities that will have to reduce sulfur dioxide, nitrous oxide, and particulate matter emissions under BART and set emissions limits for those facilities.

In 2011, the Colorado Air Quality Control Commission approved a SIP that included the CACJA emission reduction plan as satisfying regional haze requirements for the facilities included in the CACJA plan. In addition, the SIP included a BART determination for Comanche Units 1 and 2. The EPA approved the SIP in 2012. Installation of the emission controls at Hayden Unit 1 is scheduled for 2015 and Hayden Unit 2 is scheduled for 2016 at an estimated combined cost of $82.4 million. PSCo anticipates these costs will be fully recoverable in rates.

In March 2013, WildEarth Guardians petitioned the U.S Court of Appeals for the 10th Circuit to review the EPA’s decision approving the SIP. WildEarth Guardians has challenged the BART determination made for Comanche Units 1 and 2. In comments before the EPA, WildEarth Guardians urged that current emission limitations be made more stringent or that selective catalytic reduction be added to the units. In September 2014, the EPA filed a request with the Court to remand the case to the EPA for additional explanation of the EPA’s decision approving the BART determination for Comanche Units 1 and 2. In October, 2014, the Court granted the EPA’s request and vacated the current briefing schedule. In its February 2015 status report to the Court the EPA estimated that it would submit a final rule for publication which is expected in 2015.

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

Employment, Tort and Commercial Litigation

Pacific Northwest Federal Energy Regulatory Commission (FERC) Refund Proceeding — In July 2001, the FERC ordered a preliminary hearing to determine whether there were unjust and unreasonable charges for spot market bilateral sales in the Pacific Northwest for December 2000 through June 2001. PSCo supplied energy to the Pacific Northwest markets during this period and has been a participant in the hearings. In September 2001, the presiding ALJ concluded that prices in the Pacific Northwest during the referenced period were the result of a number of factors, including the shortage of supply, excess demand, drought and increased natural gas prices. Under these circumstances, the ALJ concluded that the prices in the Pacific Northwest markets were not unreasonable or unjust and no refunds should be ordered. Subsequent to the ruling, the FERC has allowed the parties to request additional evidence. Parties have claimed that the total amount of transactions with PSCo subject to refund is $34 million. In June 2003, the FERC issued an order terminating the proceeding without ordering further proceedings. Certain purchasers filed appeals of the FERC’s orders in this proceeding with the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).

In an order issued in August 2007, the Ninth Circuit remanded the proceeding back to the FERC and indicated that the FERC should consider other rulings addressing overcharges in the California organized markets. The Ninth Circuit denied a petition for rehearing in April 2009, and the mandate was issued.

The FERC issued an order on remand establishing principles for the review proceeding in October 2011. The City of Seattle filed a petition for review with the Court of Appeals for the Ninth Circuit seeking review of FERC’s order on remand.

Notwithstanding its petition for review, in September 2012, the City of Seattle filed its direct case against PSCo and other Pacific Northwest sellers claiming refunds for the period January 2000 through June 2001. The City of Seattle indicated that for the period June 2000 through June 2001 PSCo had sales to the City of Seattle of approximately $50 million. The City of Seattle did not identify specific instances of unlawful market activity by PSCo, but rather based its claim for refunds on market dysfunction in the Western markets. PSCo submitted its answering case in December 2012.

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

A hearing in this case was held before a FERC ALJ and concluded in October 2013. On March 28, 2014, the FERC ALJ issued an initial decision which rejected all of the City of Seattle’s claims against PSCo and other respondents. With respect to the period Jan. 1, 2000 through Dec. 24, 2000, the FERC ALJ rejected the City of Seattle’s assertion that any of the sales made to the City of Seattle resulted in an excessive burden to the City of Seattle, the applicable legal standard for the City of Seattle’s challenges during this period. With respect to the period Dec. 25, 2000 through June 20, 2001, the FERC ALJ concluded that the City of Seattle had failed to establish a causal link between any contracts and any claimed unlawful market activity, the standard required by the FERC in its remand order. The City of Seattle contested the FERC ALJ’s initial decision by filing a brief on exceptions to the FERC. This matter is now pending a decision by the FERC.

In addition, on Feb. 17, 2015, the U.S. Court of Appeals of the Ninth Circuit directed parties to the pending FERC proceeding to submit briefs addressing, among other issues, the petition for review filed by the City of Seattle seeking review of FERC’s order on remand. Parties are directed to address whether FERC’s order properly established the scope for the hearing that concluded in October 2013. Respondent-intervenors, such as PSCo, are required to submit briefs on or before May 8, 2015. Oral argument is scheduled to commence in June 2015.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	4
Maximum amount outstanding	9	97
Weighted average interest rate, computed on a daily basis	N/A	0.25%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$700	$700
Amount outstanding at period end	142	382
Average amount outstanding	288	167
Maximum amount outstanding	449	393
Weighted average interest rate, computed on a daily basis	0.51%	0.31%
Weighted average interest rate at period end	0.57	0.65

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2015 and Dec. 31, 2014, there were $7 million and $6 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2015, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$149	$551

(a)    This credit facility expires in October 2019.
(b)    Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at March 31, 2015 and Dec. 31, 2014.

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

At March 31, 2015, accumulated other comprehensive losses related to interest rate derivatives included $0.4 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges, as applicable.

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

At March 31, 2015, PSCo had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2015 and 2014.

At March 31, 2015, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at March 31, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)(b)	March 31, 2015	Dec. 31, 2014
Megawatt hours of electricity	115	—
Million British thermal units of natural gas	465	735
Gallons of vehicle fuel	111	127

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three months ended March 31, 2015 and 2014, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended March 31, 2015
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(180)	(a)	$—		$—
Vehicle fuel and other commodity	(8)	—	11	(b)	—		—
Total	$(8)	$—	$(169)		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$189	(c)
Natural gas commodity	—	(174)	—		(5,605)	(d)	5,460	(d)
Total	$—	$(174)	$—		$(5,605)		$5,649

	Three Months Ended March 31, 2014
	Pre-Tax Fair Value Gains Recognized During the Period in:		Pre-Tax Gains Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(180)	(a)	$—		$—
Vehicle fuel and other commodity	(5)	—	(13)	(b)	—		—
Total	$(5)	$—	$(193)		$—		$—
Other derivative instruments
Natural gas commodity	$—	$9,826	$—		$(8,579)	(d)	$(4,316)	(d)
Total	$—	$9,826	$—		$(8,579)		$(4,316)

(a)	Recorded to interest charges.

(b)	Recorded to operating and maintenance (O&M) expenses.

(c)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(d)
Amounts for the three months ended March 31, 2015 and 2014 included immaterial settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The remaining derivative settlement gains and losses for the three months ended March 31, 2015 and 2014 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At March 31, 2015, seven of PSCo’s 10 most significant counterparties, comprising $24.9 million or 25 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. The remaining three significant counterparties, comprising $33.4 million or 34 percent of this credit exposure, were not rated by these agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings. At March 31, 2015 and Dec. 31, 2014, there were no derivative instruments with contract provisions that required the posting of collateral or settlement of the contracts.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2015 and Dec. 31, 2014.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at March 31, 2015:

	March 31, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$—	$199	$—	$199	$(2)	$197
Total current derivative assets	$—	$199	$—	$199	$(2)	197
PPAs (a)						1,715
Current derivative instruments						$1,912
Noncurrent derivative assets
PPAs (a)						$4,748
Noncurrent derivative instruments						$4,748
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$57	$—	$57	$—	$57
Other derivative instruments:
Commodity trading	—	11	—	11	(2)	9
Other commodity	—	527	—	527	—	527
Total current derivative liabilities	$—	$595	$—	$595	$(2)	593
PPAs (a)						5,191
Current derivative instruments						$5,784
Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$38	$—	$38	$—	$38
Other derivative instruments:
Other commodity	—	51	—	51	—	51
Total noncurrent derivative liabilities	$—	$89	$—	$89	$—	89
PPAs (a)						16,878
Noncurrent derivative instruments						$16,967

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2015. At March 31, 2015, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2014. At Dec. 31, 2014, derivative assets and liabilities included no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

There were no changes in Level 3 recurring fair value measurements for the three months ended March 31, 2015 and 2014.

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2015 and 2014.

Fair Value of Long-Term Debt

As of March 31, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$3,888,484	$4,424,922	$3,890,229	$4,328,968

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2015 and Dec. 31, 2014, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2015	2014
Interest income	$233	$489
Other nonoperating income	777	685
Insurance policy expense	(323)	(367)
Other nonoperating expense	—	(10)
Other income, net	$687	$797

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2015
Operating revenues (a)(b)	$749,461	$373,203	$12,786	$—	$1,135,450
Intersegment revenues	88	41	—	(129)	—
Total revenues	$749,549	$373,244	$12,786	$(129)	$1,135,450
Net income (loss)	$74,669	$36,623	$(326)	$—	$110,966

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2014
Operating revenues (a)(b)	$734,264	$456,337	$12,942	$—	$1,203,543
Intersegment revenues	97	59	—	(156)	—
Total revenues	$734,361	$456,396	$12,942	$(156)	$1,203,543
Net income	$73,968	$38,149	$6,286	$—	$118,403
(a)    Operating revenues include $2 million of affiliate electric revenue for the three months ended March 31, 2015 and 2014.
(b)    Operating revenues include $1 million of other affiliate revenue for the three months ended March 31, 2015 and 2014.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,065	$5,985	$232	$479
Interest cost	12,714	13,319	4,375	5,926
Expected return on plan assets	(18,148)	(17,677)	(5,951)	(7,554)
Amortization of prior service credit	(784)	(773)	(1,562)	(1,562)
Amortization of net loss	9,094	8,473	619	1,609
Net periodic benefit cost (credit)	9,941	9,327	(2,287)	(1,102)
Cost not recognized due to the effects of regulation	(366)	—	—	—
Net benefit cost (credit) recognized for financial reporting	$9,575	$9,327	$(2,287)	$(1,102)

In January 2015, contributions of $90.0 million were made across four of Xcel Energy’s pension plans, of which $20.0 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2015.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2015 and 2014 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended March 31, 2015	Three Months Ended March 31, 2014
Accumulated other comprehensive loss at Jan. 1	$(23,878)	$(23,338)
Other comprehensive loss before reclassifications	(5)	(3)
Gains reclassified from net accumulated other comprehensive loss	(105)	(120)
Net current period other comprehensive loss	(110)	(123)
Accumulated other comprehensive loss at March 31	$(23,988)	$(23,461)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2015		Three Months Ended March 31, 2014
(Gains) losses on cash flow hedges:
Interest rate derivatives	$(180)	(a)	$(180)	(a)
Vehicle fuel derivatives	11	(b)	(13)	(b)
Total, pre-tax	(169)		(193)
Tax expense	64		73
Total amounts reclassified, net of tax	$(105)		$(120)

(a)	Included in interest charges.

(b)	Included in O&M expenses.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of slowdown in the U.S. economy or delay in growth recovery; actions of credit rating agencies; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of PSCo’s Form 10-K for the year ended Dec. 31, 2014, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended March 31, 2015.

Results of Operations

PSCo’s net income was approximately $111.0 million for the three months ended March 31, 2015, compared with approximately $118.4 million for the same period in 2014. The positive impact of implementing the CACJA rider, effective Jan. 1, 2015, and the recognition of lower estimated electric earnings test refunds were offset by lower allowance for funds used during construction (AFUDC), higher property taxes, O&M expenses, depreciation and the unfavorable impact of weather.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2015	2014
Electric revenues	$749	$734
Electric fuel and purchased power	(323)	(334)
Electric margin	$426	$400

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Non-fuel riders (a)	$24
Earnings test refund	11
Fuel and purchased power cost recovery	(7)
Retail rate decrease	(5)
Estimated impact of weather	(4)
Other, net	(4)
Total increase in electric revenues	$15

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Non-fuel riders (a)	$24
Earnings test refund	11
Retail rate decrease	(5)
Estimated impact of weather	(4)
DSM program revenues (offset by expenses)	(2)
Other, net	2
Total increase in electric margin	$26

(a) Increase relates primarily to the new CACJA rider, effective Jan. 1, 2015. This amount positively impacted revenues and more than offset the base rate decrease. See Note 5 to the consolidated financial statements.

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2015	2014
Natural gas revenues	$373	$456
Cost of natural gas sold and transported	(229)	(310)
Natural gas margin	$144	$146

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2015 vs. 2014
Purchased natural gas adjustment clause recovery	$(81)
Estimated impact of weather	(6)
DSM program revenues	(2)
Integrity rider	4
Other, net	2
Total decrease in natural gas revenues	$(83)

Natural Gas Margin

(Millions of Dollars)	2015 vs. 2014
Estimated impact of weather	$(6)
DSM program revenues (offset by expenses)	(2)
Integrity rider	4
Other, net	2
Total decrease in natural gas margin	$(2)

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $6.9 million, or 3.9 percent, for the three months ended March 31, 2015 compared with the same period in 2014. O&M expenses were higher for the quarter, primarily due to the timing of planned maintenance and overhauls at our generation facilities, as summarized in the table below:

(Millions of Dollars)	2015 vs. 2014
Plant generation costs	$6
Transmission costs	1
Employee benefits	1
Other, net	(1)
Total increase in O&M expenses	$7

DSM Program Expenses — DSM program expenses decreased $5.1 million, or 14.6 percent, for the three months ended March 31, 2015 compared with the same period in 2014. The decrease was primarily attributable to lower electric and gas recovery rates. Therefore, lower expenses are generally offset by lower revenues.

Depreciation and Amortization — Depreciation and amortization expense increased $6.7 million, or 7.2 percent, for the three months ended March 31, 2015 compared with the same period for 2014. The increase is primarily attributable to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $8.5 million, or 20.3 percent, for the three months ended March 31, 2015 compared with the same period in 2014. The increase is primarily due to higher property taxes.

AFUDC — AFUDC decreased $11.7 million for the three months ended March 31, 2015 compared with the same period in 2014. The decrease was primarily due to the implementation of the CACJA rider on Jan. 1, 2015, facilitating earlier and alternative recovery of construction costs.

Income Taxes — Income tax expense increased $3.4 million for the three months ended March 31, 2015 compared with the same period in 2014. The increase in income tax expense was primarily due to decreased permanent plant-related adjustments in 2015. The ETR was 37.3 percent for the three months ended March 31, 2015 compared with 34.5 percent for the same period in 2014. The lower ETR was primarily due to the same adjustments mentioned above.

Public Utility Regulation

Brush, Colo. to Castle Pines, Colo. 345 Kilovolt (KV) Transmission Line — In March 2014, PSCo filed with the CPUC for a certificate of public convenience and necessity (CPCN) to construct a new 345 KV transmission line originating from Pawnee Generating Station, near Brush, Colo. and terminating at the Daniels Park substation, near Castle Pines, Colo. The estimated cost of the project is $178 million. In November 2014, the ALJ issued a recommended decision approving the CPCN, but delaying construction until May 2020. The CPUC denied all exceptions to the ALJs recommended decision, clarifying that while construction may begin in May 2020, local permit applications and land acquisition may begin immediately.

Net Metering Standard — In a filing, PSCo proposed to track and quantify the system costs that are not avoided by distributed solar generation, which PSCo has defined as a “net metering incentive,” for purposes of equitably recovering costs between customers. The CPUC assigned the net metering issue to its own docket and is conducting a series of panel discussions to gain a better understanding of net metering issues. A CPUC decision is anticipated in the third quarter of 2015.

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

In July 2014, Boulder filed a petition for condemnation in the Boulder District Court. PSCo filed a motion to dismiss the petition based upon the CPUC’s ruling that it must determine the appropriate system separations prior to Boulder filing its condemnation case. PSCo’s motion to dismiss was granted in February 2015. This decision does not prevent Boulder from filing another condemnation petition after it obtains CPUC approval of its separation plan, which is anticipated to be filed no earlier than the second quarter of 2015.

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

On April 16, 2015, Boulder issued a request for proposal for a partial requirements wholesale electric power supply agreement. Boulder indicated that the request for proposal was designed to elicit a wholesale power supply arrangement for a five-year term commencing on Jan. 1, 2018. Boulder has requested that PSCo consider different pricing structures, and allow for Boulder to reduce demand over the term of the contract. Boulder requested a response by May 18, 2015.

Steam System Package Boilers and Regulatory Plan — In December 2014, PSCo filed the results of a steam survey along with both a short-term plan and a long-term plan for the steam system consisting of a request for a conditional CPCN to construct either one or two boilers for its steam utility, dependent on the next two seasons of winter peaking capacity. On April 1, 2015, PSCo filed with the CPUC a settlement agreement among all parties resolving all issues. A CPUC decision is anticipated in the second quarter of 2015.

Cabin Creek Hydro Upgrade — PSCo plans to file a CPCN with the CPUC in May 2015 to upgrade the Cabin Creek Hydro facility. The upgrade is estimated to cost $89.2 million and will extend the life of the facility by 40 years as well as increase the maximum output by 36 MW.

Summary of Recent Federal Regulatory Developments

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of PSCo, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of PSCo’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2014. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In October 2014, the FERC upheld the determination of the long-term growth rate to be used in its new ROE methodology. In March 2015, the FERC issued an order on rehearing upholding use of the new ROE methodology.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2015, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2014, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
101
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

May 1, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)