Form 10-Q
period 2015-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2015-08-03
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Aug. 3, 2015
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Operating revenues
Electric	$751,531	$761,569	$1,500,992	$1,495,833
Natural gas	191,975	223,187	565,178	679,524
Steam and other	9,015	8,948	21,801	21,890
Total operating revenues	952,521	993,704	2,087,971	2,197,247

Operating expenses
Electric fuel and purchased power	296,002	349,070	618,760	683,540
Cost of natural gas sold and transported	81,128	117,281	309,872	427,086
Cost of sales — steam and other	3,649	3,435	9,342	8,413
Operating and maintenance expenses	191,225	188,901	373,642	364,425
Demand side management program expenses	33,513	34,678	63,582	69,873
Depreciation and amortization	101,246	95,115	201,289	188,431
Taxes (other than income taxes)	50,582	41,787	100,908	83,605
Total operating expenses	757,345	830,267	1,677,395	1,825,373

Operating income	195,176	163,437	410,576	371,874

Other income, net	765	912	1,452	1,709
Allowance for funds used during construction — equity	3,391	12,952	6,197	24,382

Interest charges and financing costs
Interest charges — includes other financing costs of $1,555, $1,532, $3,060 and $3,252, respectively	43,894	42,429	86,984	86,401
Allowance for funds used during construction — debt	(1,325)	(4,812)	(2,423)	(9,020)
Total interest charges and financing costs	42,569	37,617	84,561	77,381

Income before income taxes	156,763	139,684	333,664	320,584
Income taxes	58,263	49,892	124,198	112,389
Net income	$98,500	$89,792	$209,466	$208,195

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Net income	$98,500	$89,792	$209,466	$208,195

Other comprehensive loss

Derivative instruments:
Net fair value decrease, net of tax of $5, $3, $2, and $1, respectively	8	5	3	2
Reclassification of gains to net income, net of tax of $(64), $(72), $(128) and $(145), respectively	(106)	(117)	(211)	(237)

Other comprehensive loss	(98)	(112)	(208)	(235)
Comprehensive income	$98,402	$89,680	$209,258	$207,960

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2015	2014
Operating activities
Net income	$209,466	$208,195
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	203,593	190,911
Demand side management program amortization	2,043	2,288
Deferred income taxes	88,418	65,725
Amortization of investment tax credits	(1,467)	(1,468)
Allowance for equity funds used during construction	(6,197)	(24,382)
Net realized and unrealized hedging and derivative transactions	4,909	(2,892)
Changes in operating assets and liabilities:
Accounts receivable	76,019	20,170
Accrued unbilled revenues	80,721	53,838
Inventories	40,314	31,490
Prepayments and other	72,954	4,636
Accounts payable	(81,167)	(83,451)
Net regulatory assets and liabilities	61,031	51,798
Other current liabilities	(65,671)	(69,978)
Pension and other employee benefit obligations	(21,912)	(36,769)
Change in other noncurrent assets	1,467	5,811
Change in other noncurrent liabilities	(17,266)	(7,313)
Net cash provided by operating activities	647,255	408,609

Investing activities
Utility capital/construction expenditures	(454,190)	(573,401)
Allowance for equity funds used during construction	6,197	24,382
Investments in utility money pool arrangement	(141,300)	(567,000)
Repayments from utility money pool arrangement	157,300	639,000
Net cash used in investing activities	(431,993)	(477,019)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(329,000)	256,800
Borrowings under utility money pool arrangement	45,000	129,000
Repayments under utility money pool arrangement	(45,000)	(129,000)
Proceeds from issuance of long-term debt	247,193	295,642
Repayments of long-term debt	—	(275,000)
Capital contributions from parent	27,707	35,486
Dividends paid to parent	(164,302)	(259,156)
Net cash (used in) provided by financing activities	(218,402)	53,772

Net change in cash and cash equivalents	(3,140)	(14,638)
Cash and cash equivalents at beginning of period	7,635	21,089
Cash and cash equivalents at end of period	$4,495	$6,451

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(81,094)	$(74,848)
Cash received (paid) for income taxes, net	40,957	(39,649)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$53,449	$104,927

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$4,495	$7,635
Accounts receivable, net	251,750	322,885
Accounts receivable from affiliates	45,958	50,842
Investments in utility money pool arrangement	—	16,000
Accrued unbilled revenues	213,328	294,049
Inventories	198,665	238,979
Regulatory assets	97,362	120,120
Deferred income taxes	124,005	64,587
Derivative instruments	1,751	1,731
Prepaid taxes	19,519	90,365
Prepayments and other	21,871	23,979
Total current assets	978,704	1,231,172

Property, plant and equipment, net	11,796,866	11,626,956

Other assets
Regulatory assets	906,030	903,973
Derivative instruments	4,319	5,176
Other	47,614	48,506
Total other assets	957,963	957,655
Total assets	$13,733,533	$13,815,783

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$8,666	$8,178
Short-term debt	53,000	382,000
Accounts payable	271,780	425,133
Accounts payable to affiliates	32,756	46,736
Regulatory liabilities	187,945	134,459
Taxes accrued	92,626	159,470
Accrued interest	49,425	48,409
Dividends payable to parent	82,871	83,652
Derivative instruments	5,967	5,774
Other	69,737	72,002
Total current liabilities	854,773	1,365,813

Deferred credits and other liabilities
Deferred income taxes	2,587,936	2,437,641
Deferred investment tax credits	34,806	36,273
Regulatory liabilities	462,737	464,421
Asset retirement obligations	229,998	225,296
Derivative instruments	15,629	18,257
Customer advances	213,089	229,990
Pension and employee benefit obligations	180,017	202,031
Other	68,031	68,171
Total deferred credits and other liabilities	3,792,243	3,682,080

Commitments and contingencies
Capitalization
Long-term debt	4,127,235	3,882,051
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at June 30, 2015 and Dec. 31, 2014, respectively	—	—
Additional paid in capital	3,550,495	3,522,788
Retained earnings	1,432,873	1,386,929
Accumulated other comprehensive loss	(24,086)	(23,878)
Total common stockholder’s equity	4,959,282	4,885,839
Total liabilities and equity	$13,733,533	$13,815,783

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of June 30, 2015 and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2015 and 2014; and its cash flows for the six months ended June 30, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2015 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 20, 2015. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2014, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The new guidance also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. As a result of the FASB’s deferral of the standard’s required implementation date in July 2015, the guidance is effective for interim and annual reporting periods beginning after Dec. 15, 2017. PSCo is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (Accounting Standards Update (ASU) No. 2015-07), which removes the requirement to categorize within the fair value hierarchy the fair values for investments measured using a net asset value methodology. This guidance will be effective on a retrospective basis for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the reduced disclosure requirements, PSCo does not expect the implementation of ASU 2015-07 to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$272,772	$346,007
Less allowance for bad debts	(21,022)	(23,122)
	$251,750	$322,885

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$57,685	$55,491
Fuel	89,584	80,963
Natural gas	51,396	102,525
	$198,665	$238,979

(Thousands of Dollars)	June 30, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$11,057,787	$10,927,867
Natural gas plant	3,273,406	3,210,242
Common and other property	833,399	827,708
Plant to be retired (a)	55,397	71,534
Construction work in progress	940,878	828,620
Total property, plant and equipment	16,160,867	15,865,971
Less accumulated depreciation	(4,364,001)	(4,239,015)
	$11,796,866	$11,626,956

(a)	PSCo has received approval for early retirement of Cherokee Unit 3 and Valmont Unit 5 between 2015 and 2017. Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 federal income tax return expires in March 2016. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of June 30, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $12 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. PSCo is not expected to accrue any income tax expense related to this adjustment. As of June 30, 2015, the IRS has begun the appeals process; however, the outcome and timing of a resolution is uncertain.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2015, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$1.9	$1.9
Unrecognized tax benefit — Temporary tax positions	12.4	10.0
Total unrecognized tax benefit	$14.3	$11.9

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(5.5)	$(3.9)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process progresses and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2015 and Dec. 31, 2014 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2015 or Dec. 31, 2014.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Note 5 to PSCo’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Colorado 2015 Multi-Year Gas Rate Case — In March 2015, PSCo filed a multi-year request with the CPUC to increase Colorado retail natural gas base rates by $40.5 million, or 3.5 percent, in 2015, with subsequent step increases of $7.6 million, or 0.7 percent, in 2016 and $18.1 million, or 1.5 percent, in 2017.

The request is based on a historic test year (HTY) ended June 30, 2014 adjusted for known and measurable expenses and capital additions for each of the subsequent periods in the multi-year plan and an equity ratio of 56 percent. The rate case requests a return on equity (ROE) of 10.1 percent for 2015 and 2016 and 10.3 percent for 2017, and a rate base of $1.26 billion for 2015, $1.31 billion for 2016 and $1.36 billion for 2017.

PSCo also proposed a stay-out provision, in which PSCo would not request implementation of new rates prior to January 2018, and implementation of an earnings test for 2016 through 2017.

In addition, PSCo requested an extension of its pipeline system integrity adjustment (PSIA) rider through 2020 to recover costs associated with its pipeline integrity efforts. The request to extend and modify the PSIA rider has an expected negative revenue impact of approximately $0.1 million in 2015 and would provide incremental revenue of $21.7 million for 2016 and $21.2 million for 2017. The following table summarizes the request:

(Millions of Dollars)	2015	2016 Step	2017 Step
Total base rate increase	$40.5	$7.6	$18.1
Incremental PSIA rider revenues	(0.1)	21.7	21.2
Total revenue impact	$40.4	$29.3	$39.3

In June 2015, intervenors, including the CPUC Staff (Staff) and the Office of Consumer Counsel (OCC), filed testimony.

•	Staff recommended a base rate decrease of $14.7 million, based on an ROE of 9.0 percent and a 47.04 percent equity ratio;

•	OCC recommended a base rate increase of $5.8 million, based on an ROE of 9.0 percent and a 52.70 percent equity ratio;

•	A multi-year plan was opposed by both the Staff and OCC;

•	The Staff recommended deferring costs related to incremental property taxes and safety programs which are expected to be approximately $4.2 million in 2016 and $9.0 million in 2017; and

•	The Staff opposed PSCo’s proposed earnings test and the stay out provision.

Regarding the PSIA:

•	The Staff proposed extending the PSIA rider for three years;

•	The Staff recommended approximately $32.6 million of PSIA costs would be transferred to base rates, effective Jan. 1, 2016, in addition to the Staff’s proposed 2015 base rate adjustment; and

•	The OCC recommended the PSIA rider expire on June 30, 2016 and any costs be included in base rates through a step increase.

The Staff and OCC’s 2015 base rate recommendations are summarized in the following table:

(Millions of Dollars)	Staff	OCC
PSCo’s filed 2015 base rate request	$40.5	$40.5
ROE	(12.8)	(13.7)
Capital structure and cost of debt	(12.8)	(4.8)
Cherokee pipeline adjustment	(11.2)	4.8
Move to 2014 historical test year	(10.5)	(16.4)
O&M expenses	(3.5)	(2.7)
Other, net	(4.4)	(1.9)
Total adjustments	$(55.2)	$(34.7)

Recommended (decrease) increase	$(14.7)	$5.8

The Staff’s recommendation for the PSIA rider is as follows:

(Millions of Dollars)	2016	2017
PSCO’s filed incremental PSIA request	$21.7	$21.2
Transfer PSIA O&M to base rates	(24.1)	(2.0)
ROE and capital structure	(8.2)	(3.6)
Transfer meter replacement program from base rates to PSIA	1.7	1.7
Total	$(8.9)	$17.3

On July 20, 2015, PSCo filed rebuttal testimony, maintaining its request for a multi-year plan and requested ROEs and reflecting the most recent sales forecast. PSCo also accepts portions of the Staff’s position regarding the PSIA rider. PSCo’s rebuttal testimony, compared to its initial filed base rate and rider request are summarized as follows:

(Millions of Dollars)	2015	2016 Step	2017 Step
PSCo’s filed base rate request	$40.5	$7.6	$18.1
Shift O&M expenses between PSIA and base rates	—	7.0	6.4
Rebuttal corrections and adjustments	—	—	(7.7)
Total base rate request	$40.5	$14.6	$16.8
Incremental PSIA rider revenues	(0.1)	14.7	21.7
Total revenue impact from rebuttal	$40.4	$29.3	$38.5

If PSCo’s revised request is accepted, PSIA revenue is projected to be $67.0 million in 2015, $81.7 million in 2016 and $103.4 million in 2017.

The next steps in the procedural schedule are as follows:

•Sur-Rebuttal Testimony — Aug. 3, 2015;
•Evidentiary Hearing — Aug. 18 - Aug. 31, 2015;
•Interim Rates (subject to refund) — Oct. 1, 2015; and
•Final CPUC Decision — No later than Jan. 20, 2016

Annual Electric Earnings Test — As part of an annual earnings test, PSCo must share with customers a portion of any annual earnings that exceed PSCo’s authorized ROE threshold of 10 percent for 2012 through 2014. On April 30, 2015, PSCo filed a tariff for the 2014 earnings test with the CPUC proposing a refund obligation of $66.5 million to electric customers, which was approved by the CPUC in July 2015.

In February 2015, in the Colorado 2014 Electric Rate Case, the CPUC approved an annual earnings test, in which PSCo shares with customers’ earnings that exceed the authorized ROE threshold of 9.83 percent for 2015 through 2017. As of June 30, 2015, PSCo has recognized management’s best estimate of the expected customer refund obligation for the 2015 earnings test, based on annual forecasted information.

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

In October 2014, PSCo filed its 2015-2016 DSM plan, which proposes a 2015 DSM electric budget of $81.6 million, a 2015 DSM gas budget of $13.1 million, a 2016 DSM electric budget of $78.7 million and a 2016 DSM gas budget of $13.6 million. PSCo has reached an agreement with all parties resolving most of the contested issues in the proceeding. The remaining issues to be litigated primarily concern the avoided costs attributable to DSM measures. In July 2015, the ALJ approved the plan.

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

PSCo had approximately 1,802 megawatts (MW) of capacity under long-term PPAs as of June 30, 2015 and Dec. 31, 2014, with entities that have been determined to be variable interest entities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2032.

Environmental Contingencies

Environmental Requirements

Water
Federal Clean Water Act (CWA) Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. The rule will go into effect beginning in August 2015. PSCo does not anticipate the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows.

Air
Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. In 2014, the U.S. Supreme Court decided to review the D.C. Circuit’s decision that upheld the MATS standard. By April 2015, the MATS compliance deadline, PSCo had met the EGU MATS rule through a combination of emission control projects and controls required by other programs preceding MATS, such as regional haze and state mercury regulations. On June 29, 2015, the U.S. Supreme Court found that the EPA acted unreasonably by not considering the cost to regulate mercury and other hazardous air pollutants. The D.C. Circuit, on remand, will decide whether to leave MATS in effect while the EPA considers such costs in making a new determination. PSCo believes EGU MATS costs will be recoverable through regulatory mechanisms and does not anticipate a material impact on the results of operations, financial position or cash flows.

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. In 2005, the EPA amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze state implementation plan (SIP), Colorado identified the PSCo facilities that will have to reduce sulfur dioxide (SO2), nitrous oxide, and particulate matter emissions under BART and set emissions limits for those facilities.

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

In March 2013, WildEarth Guardians petitioned the U.S Court of Appeals for the 10th Circuit to review the EPA’s decision approving the SIP. WildEarth Guardians has challenged the BART determination made for Comanche Units 1 and 2. In comments before the EPA, WildEarth Guardians urged that current emission limitations be made more stringent or that selective catalytic reduction be added to the units. In September 2014, the EPA filed a request with the Court to remand the case to the EPA for additional explanation of the EPA’s decision approving the BART determination for Comanche Units 1 and 2. In October, 2014, the Court granted the EPA’s request and vacated the current briefing schedule. In May 2015, the EPA published its final rule which re-affirmed the approval of the State of Colorado’s BART determination for Comanche Units 1 and 2. The determination found that the controls currently installed on the units for NOx are BART. In July 2015, WildEarth Guardians filed a petition for review of the EPA's May 2015 final rule. The 10th Circuit will now resume litigation and a decision is anticipated in 2016.

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

Implementation of the National Ambient Air Quality Standard (NAAQS) for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. In 2013, the EPA designated areas as not attaining the revised NAAQS, which did not include any areas where PSCo operates power plants.  However, many other areas of the country were unable to be classified by the EPA due to a lack of air monitors.

Following a lawsuit alleging that the EPA had not completed its area designations in the time required by the CAA and under a consent decree the EPA is requiring states to evaluate areas in three phases. The first phase includes areas near PSCo’s Pawnee plant.  The Pawnee plant recently installed an SO2 scrubber to reduce SO2 emissions. The Colorado Department of Health and Environment is expected to make recommendations for nonattainment areas to the EPA in September 2015 with a decision by summer 2016.

If an area is designated nonattainment, the respective states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan for the respective areas which would be due in 18 months, designed to achieve the NAAQS within five years.

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

In addition, on Feb. 17, 2015, the U.S. Court of Appeals of the Ninth Circuit directed parties to the pending FERC proceeding to submit briefs addressing, among other issues, the petition for review filed by the City of Seattle seeking review of FERC’s order on remand. Parties are directed to address whether FERC’s order properly established the scope for the hearing that concluded in October 2013. Respondent-intervenors, including PSCo jointly with others, submitted briefs on May 8, 2015. Oral argument was held on June 16, 2015, and the matter is now pending before the Ninth Circuit.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	1	4
Maximum amount outstanding	22	97
Weighted average interest rate, computed on a daily basis	0.54%	0.25%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$700	$700
Amount outstanding at period end	53	382
Average amount outstanding	76	167
Maximum amount outstanding	275	393
Weighted average interest rate, computed on a daily basis	0.52%	0.31%
Weighted average interest rate at period end	0.43	0.65

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2015 and Dec. 31, 2014, there were $5.4 million and $6.4 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2015, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$58	$642

(a)    This credit facility expires in October 2019.
(b)    Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2015 and Dec. 31, 2014.

Long-Term Borrowings

In May, PSCo issued $250 million of 2.9 percent first mortgage bonds due May 15, 2025.

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

At June 30, 2015, accumulated other comprehensive losses related to interest rate derivatives included $0.8 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges, as applicable.

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

At June 30, 2015, PSCo had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2015 and 2014.

At June 30, 2015, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included an immaterial amount of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at June 30, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)(b)	June 30, 2015	Dec. 31, 2014
Megawatt hours of electricity	1	—
Million British thermal units of natural gas	5,794	735
Gallons of vehicle fuel	95	127

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2015 and 2014, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(182)	(a)	$—		$—
Vehicle fuel and other commodity	13	—	12	(b)	—		—
Total	$13	$—	$(170)		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$191	(c)
Natural gas commodity	—	(242)	—		(22)	(d)	—
Total	$—	$(242)	$—		$(22)		$191

	Six Months Ended June 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(363)	(a)	$—		$—
Vehicle fuel and other commodity	5	—	24	(b)	—		—
Total	$5	$—	$(339)		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$380	(c)
Natural gas commodity	—	(416)	—		(5,627)	(d)	5,460	(d)
Total	$—	$(416)	$—		$(5,627)		$5,840

	Three Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(182)	(a)	$—	$—
Vehicle fuel and other commodity	8	—	(7)	(b)	—	—
Total	$8	$—	$(189)		$—	$—
Other derivative instruments
Natural gas commodity	$—	$(1,916)	$—		$—	$(65)	(c)
Total	$—	$(1,916)	$—		$—	$(65)

	Six Months Ended June 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(362)	(a)	$—		$—
Vehicle fuel and other commodity	3	—	(20)	(b)	—		—
Total	$3	$—	$(382)		$—		$—
Other derivative instruments
Natural gas commodity	$—	$7,910	$—		$(8,579)	(d)	$(4,381)	(d)
Total	$—	$7,910	$—		$(8,579)		$(4,381)

(a)	Recorded to interest charges.

(b)	Recorded to operating and maintenance (O&M) expenses.

(c)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(d)
Amounts for the three and six months ended June 30, 2015 and six months ended 2014 included immaterial settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The remaining derivative settlement gains and losses for the three and six months ended June 30, 2015 and six months ended 2014 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2015 and 2014. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At June 30, 2015, seven of PSCo’s 10 most significant counterparties, comprising $22.8 million or 33 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. The remaining three significant counterparties, comprising $21.7 million or 32 percent of this credit exposure, were not rated by these agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings. At June 30, 2015 and Dec. 31, 2014, there were no derivative instruments with contract provisions that required the posting of collateral or settlement of the contracts.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2015 and Dec. 31, 2014.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at June 30, 2015:

	June 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$—	$4	$—	$4	$—	$4
Natural gas commodity	—	195	—	195	(163)	32
Total current derivative assets	$—	$199	$—	$199	$(163)	36
PPAs (a)						1,715
Current derivative instruments						$1,751
Noncurrent derivative assets
PPAs (a)						$4,319
Noncurrent derivative instruments						$4,319
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$48	$—	$48	$—	$48
Other derivative instruments:
Commodity trading	—	1	—	1	—	1
Natural gas commodity	—	442	—	442	(163)	279
Other commodity	—	450	—	450	—	450
Total current derivative liabilities	$—	$941	$—	$941	$(163)	778
PPAs (a)						5,189
Current derivative instruments						$5,967
Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$22	$—	$22	$—	$22
Other derivative instruments:
Other commodity	—	26	—	26	—	26
Total noncurrent derivative liabilities	$—	$48	$—	$48	$—	48
PPAs (a)						15,581
Noncurrent derivative instruments						$15,629

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2015. At June 30, 2015, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2014:

	Dec. 31, 2014
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Natural gas commodity	$—	$33	$—	$33	$(18)	$15
Total current derivative assets	$—	$33	$—	$33	$(18)	15
PPAs (a)						1,716
Current derivative instruments						$1,731
Noncurrent derivative assets
PPAs (a)						$5,176
Noncurrent derivative instruments						$5,176
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$53	$—	$53	$—	$53
Other derivative instruments:
Commodity trading	—	—	—	—	—	—
Natural gas commodity	—	548	—	548	(18)	530
Total current derivative liabilities	$—	$601	$—	$601	$(18)	583
PPAs (a)						5,191
Current derivative instruments						$5,774
Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$46	$—	$46	$—	$46
Other derivative instruments:
Natural gas commodity	—	35	—	35	—	35
Total noncurrent derivative liabilities	$—	$81	$—	$81	$—	81
PPAs (a)						18,176
Noncurrent derivative instruments						$18,257

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

There were no changes in Level 3 recurring fair value measurements for the three and six months ended June 30, 2015 and 2014.

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2015 and 2014.

Fair Value of Long-Term Debt

As of June 30, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,135,901	$4,385,944	$3,890,229	$4,328,968

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2015 and Dec. 31, 2014, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2015	2014	2015	2014
Interest income	$142	$157	$375	$646
Other nonoperating income	520	1,200	1,297	1,875
Insurance policy income (expense)	103	(445)	(220)	(812)
Other income, net	$765	$912	$1,452	$1,709

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2015
Operating revenues (a)(b)	$751,531	$191,975	$9,015	$—	$952,521
Intersegment revenues	69	(7)	—	(62)	—
Total revenues	$751,600	$191,968	$9,015	$(62)	$952,521
Net income	$87,676	$10,613	$211	$—	$98,500

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2014
Operating revenues (a)(b)	$761,569	$223,187	$8,948	$—	$993,704
Intersegment revenues	62	49	—	(111)	—
Total revenues	$761,631	$223,236	$8,948	$(111)	$993,704
Net income	$75,741	$10,846	$3,205	$—	$89,792
(a)    Operating revenues include $3 million of affiliate electric revenue for the three months ended June 30, 2015 and 2014.
(b)    Operating revenues include $1 million of other affiliate revenue for the three months ended June 30, 2015 and 2014.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2015
Operating revenues (a)(b)	$1,500,992	$565,178	$21,801	$—	$2,087,971
Intersegment revenues	157	34	—	(191)	—
Total revenues	$1,501,149	$565,212	$21,801	$(191)	$2,087,971
Net income (loss)	$162,345	$47,236	$(115)	$—	$209,466

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2014
Operating revenues (a)(b)	$1,495,833	$679,524	$21,890	$—	$2,197,247
Intersegment revenues	159	108	—	(267)	—
Total revenues	$1,495,992	$679,632	$21,890	$(267)	$2,197,247
Net income	$149,709	$48,995	$9,491	$—	$208,195
(a)    Operating revenues include $4 million and $5 million of affiliate electric revenue for the six months ended June 30, 2015 and 2014, respectively.
(b)    Operating revenues include $2 million of other affiliate revenue for the six months ended June 30, 2015 and 2014.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,065	$5,985	$232	$478
Interest cost	12,714	13,319	4,374	5,926
Expected return on plan assets	(18,147)	(17,677)	(5,950)	(7,553)
Amortization of prior service credit	(784)	(773)	(1,562)	(1,561)
Amortization of net loss	9,094	8,473	619	1,608
Net periodic benefit cost (credit)	9,942	9,327	(2,287)	(1,102)
Cost not recognized due to the effects of regulation	(366)	—	—	—
Net benefit cost (credit) recognized for financial reporting	$9,576	$9,327	$(2,287)	$(1,102)

	Six Months Ended June 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$14,130	$11,970	$464	$957
Interest cost	25,428	26,638	8,749	11,852
Expected return on plan assets	(36,295)	(35,354)	(11,901)	(15,107)
Amortization of prior service credit	(1,568)	(1,546)	(3,124)	(3,123)
Amortization of net loss	18,188	16,946	1,238	3,217
Net periodic benefit cost (credit)	19,883	18,654	(4,574)	(2,204)
Cost not recognized due to the effects of regulation	(732)	—	—	—
Net benefit cost (credit) recognized for financial reporting	$19,151	$18,654	$(4,574)	$(2,204)

In January 2015, contributions of $90.0 million were made across four of Xcel Energy’s pension plans, of which $20.0 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2015.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2015 and 2014 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended June 30, 2015	Three Months Ended June 30, 2014
Accumulated other comprehensive loss at April 1	$(23,988)	$(23,461)
Other comprehensive loss before reclassifications	8	5
Gains reclassified from net accumulated other comprehensive loss	(106)	(117)
Net current period other comprehensive loss	(98)	(112)
Accumulated other comprehensive loss at June 30	$(24,086)	$(23,573)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Six Months Ended June 30, 2015	Six Months Ended June 30, 2014
Accumulated other comprehensive loss at Jan. 1	$(23,878)	$(23,338)
Other comprehensive loss before reclassifications	3	2
Gains reclassified from net accumulated other comprehensive loss	(211)	(237)
Net current period other comprehensive loss	(208)	(235)
Accumulated other comprehensive loss at June 30	$(24,086)	$(23,573)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2015		Three Months Ended June 30, 2014
(Gains) losses on cash flow hedges:
Interest rate derivatives	$(182)	(a)	$(182)	(a)
Vehicle fuel derivatives	12	(b)	(7)	(b)
Total, pre-tax	(170)		(189)
Tax expense	64		72
Total amounts reclassified, net of tax	$(106)		$(117)

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2015		Six Months Ended June 30, 2014
(Gains) losses on cash flow hedges:
Interest rate derivatives	$(363)	(a)	$(362)	(a)
Vehicle fuel derivatives	24	(b)	(20)	(b)
Total, pre-tax	(339)		(382)
Tax expense	128		145
Total amounts reclassified, net of tax	$(211)		$(237)

(a)	Included in interest charges.

(b)	Included in O&M expenses.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed in the following discussion and analysis are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we do not undertake any obligation to update them to reflect changes that occur after that date. Factors that could cause actual results to differ materially include, but are not limited to: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; actions of credit rating agencies; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; availability or cost of capital; employee work force factors; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including Risk Factors in Item 1A and Exhibit 99.01 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Item 1A and Exhibit 99.01 to this Quarterly Report on Form 10-Q for the quarter ended June 30, 2015.

Results of Operations

PSCo’s net income was approximately $209.5 million for the six months ended June 30, 2015, compared with approximately $208.2 million for the same period in 2014. The positive impact of implementing the CACJA rider, effective Jan. 1, 2015, and lower estimated electric earnings test refunds were offset by lower AFUDC, higher property taxes, depreciation, and O&M expenses, as well as the impact of weather and weather-normalized sales decline.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2015	2014
Electric revenues	$1,501	$1,496
Electric fuel and purchased power	(619)	(684)
Electric margin	$882	$812

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Non-fuel riders (a)	$52
Earnings test refund	35
Fuel and purchased power cost recovery	(58)
Retail rate decrease	(14)
Trading, including REC sales	(9)
Other, net	(1)
Total increase in electric revenues	$5

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Non-fuel riders (a)	$52
Earnings test refund	35
Retail rate decrease	(14)
Retail sales decline, excluding weather impact	(3)
Total increase in electric margin	$70

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

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2015	2014
Natural gas revenues	$565	$680
Cost of natural gas sold and transported	(310)	(427)
Natural gas margin	$255	$253

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2015 vs. 2014
Purchased natural gas adjustment clause recovery	$(117)
Estimated impact of weather	(5)
DSM program revenues	(3)
Retail sales decline, excluding weather impact	(2)
Integrity rider	12
Total decrease in natural gas revenues	$(115)

Natural Gas Margin

(Millions of Dollars)	2015 vs. 2014
Integrity rider	$12
Estimated impact of weather	(5)
DSM program revenues (offset by expenses)	(3)
Retail sales decline, excluding weather impact	(2)
Total increase in natural gas margin	$2

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $9.2 million, or 2.5 percent, for the six months ended June 30, 2015 compared with the same period in 2014. O&M expenses were higher, primarily due to the timing of planned maintenance and overhauls at our generation facilities, as summarized in the table below:

(Millions of Dollars)	2015 vs. 2014
Plant generation costs	$8
Employee benefits	1
Total increase in O&M expenses	$9

DSM Program Expenses — DSM program expenses decreased $6.3 million, or 9.0 percent, for the six months ended June 30, 2015 compared with the same period in 2014. The decrease was primarily attributable to lower electric and gas recovery rates. Lower DSM program expenses are generally offset by lower revenues.

Depreciation and Amortization — Depreciation and amortization expense increased $12.9 million, or 6.8 percent, for the six months ended June 30, 2015 compared with the same period for 2014. The increase is primarily attributable to normal system expansion.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $17.3 million, or 20.7 percent, for the six months ended June 30, 2015 compared with the same period in 2014. The increase is primarily due to higher property taxes.

AFUDC — AFUDC decreased $24.8 million for the six months ended June 30, 2015 compared with the same period in 2014. The decrease was primarily due to the implementation of the CACJA rider on Jan. 1, 2015, facilitating earlier and alternative recovery of construction costs.

Income Taxes — Income tax expense increased $11.8 million for the six months ended June 30, 2015 compared with the same period in 2014. The increase in income tax expense was primarily due to higher pretax earnings in 2015 and decreased permanent plant-related adjustments in 2015. The ETR was 37.2 percent for the six months ended June 30, 2015 compared with 35.1 percent for the same period in 2014. The lower ETR was primarily due to the same adjustments mentioned above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of PSCo's Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Public Utility Regulation included in Item 2. of PSCo's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2015, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

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

In July 2014, Boulder filed a petition for condemnation in the Boulder District Court. PSCo filed a motion to dismiss the petition based upon the CPUC’s ruling that it must determine the appropriate system separations prior to Boulder filing its condemnation case. PSCo’s motion to dismiss was granted in February 2015. This decision does not prevent Boulder from filing another condemnation petition if it obtains CPUC approval of its separation plan.

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

In April 2015, Boulder issued a request for proposal for a partial requirements wholesale electric power supply agreement. Boulder indicated that the request for proposal was designed to elicit a wholesale power supply arrangement for a five-year term commencing on Jan. 1, 2018. Boulder has requested that PSCo consider different pricing structures and allow for Boulder to reduce demand over the term of the contract. In May 2015, PSCo sent Boulder a letter indicating its willingness to discuss a power supply arrangement with Boulder, but no formal offer was made. On July 7, 2015, Boulder filed an application with the CPUC requesting approval of Boulder’s proposed separation plan.

Steam System Package Boilers and Regulatory Plan — In December 2014, PSCo filed the results of a steam survey along with both a short-term plan and a long-term plan for the steam system consisting of a request for a conditional CPCN to construct either one or two boilers for its steam utility, dependent on the next two seasons of winter peaking capacity. In April 2015, the CPUC approved a settlement agreement between PSCo and all parties, which resolved all issues.

Cabin Creek Hydro Upgrade — PSCo filed a CPCN with the CPUC in May 2015 to upgrade the Cabin Creek Hydro facility. The upgrade is estimated to cost $89.2 million and will extend the life of the facility by 40 years as well as increase the maximum output by 36 MW. A final CPUC decision is expected in the fourth quarter of 2015.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC is not expected to issue orders in any of the ROE complaint proceedings until 2016.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2015, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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
4.01*
Supplemental Indenture dated as of May 1, 2015 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250,000,000 principal amount of 2.90% First Mortgage Bonds, Series No. 28 due 2025. (Exhibit 4.01 to Form 8-K of PSCo dated May 12, 2015 (file no. 001-03280)).

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
101
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

Aug. 3, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)