Form 10-Q
period 2015-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2015-10-30
CIK 81018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 30, 2015
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Operating revenues
Electric	$884,305	$881,102	$2,385,297	$2,376,935
Natural gas	151,553	159,808	716,731	839,332
Steam and other	8,846	8,201	30,647	30,091
Total operating revenues	1,044,704	1,049,111	3,132,675	3,246,358

Operating expenses
Electric fuel and purchased power	311,347	368,860	930,107	1,052,400
Cost of natural gas sold and transported	44,953	60,073	354,825	487,159
Cost of sales — steam and other	3,596	3,538	12,938	11,951
Operating and maintenance expenses	186,379	185,510	560,021	549,935
Demand side management program expenses	33,040	36,120	96,622	105,993
Depreciation and amortization	104,228	95,075	305,517	283,506
Taxes (other than income taxes)	45,987	38,862	146,895	122,467
Total operating expenses	729,530	788,038	2,406,925	2,613,411

Operating income	315,174	261,073	725,750	632,947

Other income, net	1,222	1,720	2,674	3,429
Allowance for funds used during construction — equity	3,958	12,315	10,155	36,697

Interest charges and financing costs
Interest charges — includes other financing costs of $1,611, $1,546, $4,671 and $4,798, respectively	44,875	42,540	131,859	128,941
Allowance for funds used during construction — debt	(1,467)	(4,564)	(3,890)	(13,584)
Total interest charges and financing costs	43,408	37,976	127,969	115,357

Income before income taxes	276,946	237,132	610,610	557,716
Income taxes	103,865	82,973	228,063	195,362
Net income	$173,081	$154,159	$382,547	$362,354

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2015	2014	2015	2014
Net income	$173,081	$154,159	$382,547	$362,354

Other comprehensive income (loss)

Derivative instruments:
Net fair value decrease, net of tax of $(12), $(10), $(10), and $(9), respectively	(17)	(17)	(14)	(15)
Reclassification of losses (gains) to net income, net of tax of $5, $(72), $(123) and $(217), respectively	19	(119)	(192)	(356)

Other comprehensive income (loss)	2	(136)	(206)	(371)
Comprehensive income	$173,083	$154,023	$382,341	$361,983

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2015	2014
Operating activities
Net income	$382,547	$362,354
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	309,048	287,141
Demand side management program amortization	2,776	3,309
Deferred income taxes	185,212	120,585
Amortization of investment tax credits	(2,200)	(2,202)
Allowance for equity funds used during construction	(10,155)	(36,697)
Net realized and unrealized hedging and derivative transactions	3,255	(6,946)
Changes in operating assets and liabilities:
Accounts receivable	61,044	55,070
Accrued unbilled revenues	92,819	58,758
Inventories	1,215	(26,409)
Prepayments and other	75,488	1,001
Accounts payable	(78,610)	(86,984)
Net regulatory assets and liabilities	43,125	110,692
Other current liabilities	(36,587)	(43,323)
Pension and other employee benefit obligations	(22,653)	(37,769)
Change in other noncurrent assets	2,273	5,353
Change in other noncurrent liabilities	(30,667)	(15,355)
Net cash provided by operating activities	977,930	748,578

Investing activities
Utility capital/construction expenditures	(668,381)	(832,270)
Allowance for equity funds used during construction	10,155	36,697
Investments in utility money pool arrangement	(150,300)	(587,000)
Repayments from utility money pool arrangement	166,300	659,000
Net cash used in investing activities	(642,226)	(723,573)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(382,000)	253,000
Borrowings under utility money pool arrangement	67,000	303,000
Repayments under utility money pool arrangement	(67,000)	(292,000)
Proceeds from issuance of long-term debt	246,826	295,601
Repayments of long-term debt	—	(275,000)
Capital contributions from parent	73,718	35,486
Dividends paid to parent	(247,174)	(355,547)
Net cash used in financing activities	(308,630)	(35,460)

Net change in cash and cash equivalents	27,074	(10,455)
Cash and cash equivalents at beginning of period	7,635	21,089
Cash and cash equivalents at end of period	$34,709	$10,634

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(145,569)	$(136,045)
Cash received (paid) for income taxes, net	38,349	(67,717)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$104,965	$125,498

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2015	Dec. 31, 2014
Assets
Current assets
Cash and cash equivalents	$34,709	$7,635
Accounts receivable, net	256,571	322,885
Accounts receivable from affiliates	11,592	50,842
Investments in utility money pool arrangement	—	16,000
Accrued unbilled revenues	201,230	294,049
Inventories	237,764	238,979
Regulatory assets	88,275	120,120
Deferred income taxes	95,539	64,587
Derivative instruments	1,715	1,731
Prepaid taxes	17,354	90,365
Prepayments and other	21,502	23,979
Total current assets	966,251	1,231,172

Property, plant and equipment, net	11,966,302	11,626,956

Other assets
Regulatory assets	886,072	903,973
Derivative instruments	3,890	5,176
Other	46,864	48,506
Total other assets	936,826	957,655
Total assets	$13,869,379	$13,815,783

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$8,921	$8,178
Short-term debt	—	382,000
Accounts payable	325,178	425,133
Accounts payable to affiliates	33,430	46,736
Regulatory liabilities	152,901	134,459
Taxes accrued	132,251	159,470
Accrued interest	27,043	48,409
Dividends payable to parent	83,672	83,652
Derivative instruments	6,437	5,774
Other	80,419	72,002
Total current liabilities	850,252	1,365,813

Deferred credits and other liabilities
Deferred income taxes	2,658,792	2,437,641
Deferred investment tax credits	34,072	36,273
Regulatory liabilities	450,014	464,421
Asset retirement obligations	239,643	225,296
Derivative instruments	14,317	18,257
Customer advances	199,799	229,990
Pension and employee benefit obligations	179,276	202,031
Other	67,871	68,171
Total deferred credits and other liabilities	3,843,784	3,682,080

Commitments and contingencies
Capitalization
Long-term debt	4,125,159	3,882,051
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at Sept. 30, 2015 and Dec. 31, 2014, respectively	—	—
Additional paid in capital	3,551,986	3,522,788
Retained earnings	1,522,282	1,386,929
Accumulated other comprehensive loss	(24,084)	(23,878)
Total common stockholder’s equity	5,050,184	4,885,839
Total liabilities and equity	$13,869,379	$13,815,783

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of Sept. 30, 2015 and Dec. 31, 2014; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2015 and 2014; and its cash flows for the nine months ended Sept. 30, 2015 and 2014. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2015 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2014 balance sheet information has been derived from the audited 2014 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2014. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2014, filed with the SEC on Feb. 20, 2015. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Consolidation — In February 2015, the FASB issued Amendments to the Consolidation Analysis, Topic 810 (ASU No. 2015-02), which reduces the number of consolidation models and amends certain consolidation principles related to variable interest entities. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15. 2015, and early adoption is permitted. PSCo does not expect the implementation of ASU 2015-02 to have a material impact on its consolidated financial statements.

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

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which removes the requirement to categorize within the fair value hierarchy the fair values for investments measured using a net asset value methodology. This guidance will be effective on a retrospective basis for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the reduced disclosure requirements, PSCo does not expect the implementation of ASU 2015-07 to have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$277,134	$346,007
Less allowance for bad debts	(20,563)	(23,122)
	$256,571	$322,885

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$58,532	$55,491
Fuel	90,135	80,963
Natural gas	89,097	102,525
	$237,764	$238,979

(Thousands of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$11,689,760	$10,927,867
Natural gas plant	3,341,157	3,210,242
Common and other property	823,239	827,708
Plant to be retired (a)	42,336	71,534
Construction work in progress	486,133	828,620
Total property, plant and equipment	16,382,625	15,865,971
Less accumulated depreciation	(4,416,323)	(4,239,015)
	$11,966,302	$11,626,956

(a)
PSCo’s Cherokee Unit 3 was retired in August 2015.  In 2017, PSCo expects to both early retire Valmont Unit 5 and convert Cherokee Unit 4 from a coal-fueled generating facility to natural gas, as approved by the Colorado Public Utilities Commission (CPUC).  Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In the third quarter of 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Sept. 30, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $13 million of income tax expense for the 2009 through 2011 claims, the recently filed 2013 claim, and the anticipated claim for 2014. PSCo is not expected to accrue any income tax expense related to this adjustment. As of Sept. 30, 2015, the IRS had begun the appeals process; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy's 2009-2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Sept. 30, 2015, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$1.9	$1.9
Unrecognized tax benefit — Temporary tax positions	13.8	10.0
Total unrecognized tax benefit	$15.7	$11.9

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(6.5)	$(3.9)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS appeals process and audit progress and state audits resume. As the IRS examination moves closer to completion, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $1 million.

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

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Note 5 to the consolidated financial statements included in PSCo’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — CPUC

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

In June 2015, the CPUC Staff (Staff) and the Office of Consumer Counsel (OCC) issued their 2015 base rate recommendations. The following table reflects the current positions of Staff and OCC:

(Millions of Dollars)	Staff	OCC
PSCo’s filed 2015 base rate request	$40.5	$40.5
ROE	(12.8)	(13.7)
Capital structure and cost of debt	(12.8)	(4.8)
Cherokee pipeline adjustment	(11.2)	4.8
Move to 2014 HTY	(10.5)	(16.4)
Operating and maintenance (O&M) expenses	(3.5)	(2.7)
Other, net	(4.4)	(1.9)
Total adjustments	$(55.2)	$(34.7)

Recommended (decrease) increase	$(14.7)	$5.8

The Staff’s recommendation for the PSIA rider is as follows:

(Millions of Dollars)	2016	2017
PSCo’s filed incremental PSIA request	$21.7	$21.2
Transfer PSIA O&M to base rates	(24.1)	(2.0)
ROE and capital structure	(8.2)	(3.6)
Transfer meter replacement program from base rates to PSIA	1.7	1.7
Total	$(8.9)	$17.3

In July 2015, PSCo filed rebuttal testimony, maintaining its request for a multi-year plan and requested ROEs and reflecting the most recent sales forecast. PSCo’s rebuttal testimony, compared to its initial filed base rate and rider request are summarized as follows:

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

Interim rates, subject to refund, were also implemented, effective Oct. 1, 2015, based on PSCo’s direct testimony. PSCo is expecting the ALJ’s Recommended Decision in November 2015. The final CPUC decision is expected no later than January 2016.

Annual Electric Earnings Test — In February 2015, in the Colorado 2014 Electric Rate Case, the CPUC approved an annual earnings test, in which PSCo shares with customers’ earnings that exceed the authorized ROE threshold of 9.83 percent for 2015 through 2017. As of Sept. 30, 2015, PSCo has recognized management’s best estimate of the expected customer refund obligation for the 2015 earnings test, based on annual forecasted information.

Electric, Purchased Gas and Resource Adjustment Clauses

Demand Side Management (DSM) and the Demand Side Management Cost Adjustment (DSMCA) — The CPUC approved higher savings goals and a lower financial incentive mechanism for PSCo’s electric DSM energy efficiency programs starting in 2015. Energy efficiency and DSM costs are recovered through a combination of the DSMCA riders and base rates. DSMCA riders are adjusted biannually to capture program costs, performance incentives, and any over- or under-recoveries are trued-up in the following year. Savings goals were 384 gigawatt hours (GWh) in 2014 and are 400 GWh in 2015 with incentives awarded in the year following plan achievements. PSCo is able to earn $5 million upon reaching its annual savings goal along with an incentive on five percent of net economic benefits up to a maximum annual incentive of $30 million. For the years 2015 through 2020, the annual electric energy savings goal is 400 GWh per year with an annual earnings limit of $84.3 million.

In July 2015, the CPUC approved PSCo’s 2015-2016 DSM plan:

•	A 2015 DSM electric budget of $81.6 million;

•	A 2015 DSM gas budget of $13.1 million;

•	A 2016 DSM electric budget of $78.7 million; and

•	A 2016 DSM gas budget of $13.6 million.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 11 and 12 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2014 and in Notes 5 and 6 to the consolidated financial statements included in PSCo's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

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

PSCo had approximately 1,802 megawatts (MW) of capacity under long-term PPAs as of Sept. 30, 2015 and Dec. 31, 2014, with entities that have been determined to be variable interest entities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2032.

Environmental Contingencies

Environmental Requirements

Water
Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In September 2015, the Environmental Protection Agency (EPA) issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. PSCo is currently reviewing the final rule and cannot predict, at this time, whether the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows. PSCo believes that compliance costs would be recoverable through regulatory mechanisms.

Federal CWA Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. The rule went into effect in August 2015. On Oct. 9, 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule, pending further legal proceedings.

Air
Green House Gas (GHG) Emission Standard for Existing Sources — In June 2014, the EPA published its proposed rule on GHG emission standards for existing power plants. A final rule was published in October 2015. States must develop implementation plans by September 2016, with the possibility of an extension to September 2018. If a state decides not to submit a plan, the EPA will prepare a federal plan for the state. In addition, the EPA published a proposed model federal plan and will provide a 90-day public comment period on the federal plan once it has been published in the Federal Register. Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants in the state achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets. The plan will likely require additional emission reductions in states in which PSCo operates. Until PSCo has reviewed the final rule and has more information about state implementation plans, PSCo cannot predict whether the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows. PSCo believes that compliance costs will be recoverable through regulatory mechanisms.

GHG New Source Performance Standard (NSPS) Proposal — In January 2014, the EPA re-proposed a GHG NSPS for newly constructed power plants which would set performance standards (maximum carbon dioxide emission rates) for coal- and natural gas-fired power plants. For coal power plants, the NSPS requires an emissions level equivalent to partial carbon capture and storage (CCS) technology; for natural gas-fired power plants, the NSPS reflects emissions levels from combined cycle technology with no CCS. The NSPS does not apply to modified or reconstructed existing power plants. In addition, installation of control equipment on existing plants would not constitute a “modification” to those plants under the NSPS program. The final rule was published in October 2015. PSCo does not anticipate the costs of compliance with the final rule will have a material impact on the results of operations, financial position or cash flows.

GHG NSPS for Modified and Reconstructed Power Plants — In June 2014, the EPA published a proposed NSPS that would apply to GHG emissions from power plants that are modified or reconstructed. A final rule was published in October 2015. A modification is a change to an existing source that increases the maximum achievable hourly rate of emissions. A reconstruction involves the replacement of components at a unit to the extent that the capital cost of the new components exceeds 50 percent of the capital cost of an entirely new comparable unit. The standards do not require installation of CCS technology. Instead, the standard for coal-fired power plants requires a combination of best operating practices and equipment upgrades. The standards for natural gas-fired power plants require emissions standards based on efficient combined cycle technology. These requirements would only apply if PSCo were to modify or reconstruct an existing power plant in the future in a way that triggers applicability of this rule.

Electric Generating Unit (EGU) Mercury and Air Toxics Standards (MATS) Rule — The final EGU MATS rule became effective in April 2012. The EGU MATS rule sets emission limits for acid gases, mercury and other hazardous air pollutants and requires coal-fired utility facilities greater than 25 MW to demonstrate compliance within three to four years of the effective date. In 2014, the U.S. Supreme Court decided to review the D.C. Circuit’s decision that upheld the MATS standard. By April 2015, the MATS compliance deadline, PSCo had met the EGU MATS rule through a combination of emission control projects and controls required by other programs preceding MATS, such as regional haze and state mercury regulations. In June 2015, the U.S. Supreme Court found that the EPA acted unreasonably by not considering the cost to regulate mercury and other hazardous air pollutants. The D.C. Circuit, on remand, will decide whether to leave MATS in effect while the EPA considers such costs in making a new determination. PSCo believes EGU MATS costs will be recoverable through regulatory mechanisms and does not anticipate a material impact on the results of operations, financial position or cash flows.

Regional Haze Rules — The regional haze program is designed to address widespread haze that results from emissions from a multitude of sources. In 2005, the EPA amended the best available retrofit technology (BART) requirements of its regional haze rules, which require the installation and operation of emission controls for industrial facilities emitting air pollutants that reduce visibility in certain national parks and wilderness areas. In its first regional haze state implementation plan (SIP), Colorado identified the PSCo facilities that will have to reduce sulfur dioxide (SO2), nitrous oxide (NOx), and particulate matter emissions under BART and set emissions limits for those facilities.

In 2011, the Colorado Air Quality Control Commission approved a SIP that included the Clean Air Clean Jobs Act (CACJA) emission reduction plan as satisfying regional haze requirements for the facilities included in the CACJA plan. In addition, the SIP included a BART determination for Comanche Units 1 and 2. The EPA approved the SIP in 2012. Emission controls at Hayden Unit 1 and Hayden Unit 2 will be placed into service in late 2015 and late 2016, respectively, at an estimated combined cost of $82.4 million. PSCo anticipates these costs will be fully recoverable through regulatory mechanisms.

In March 2013, WildEarth Guardians petitioned the U.S Court of Appeals for the 10th Circuit to review the EPA’s decision approving the SIP. WildEarth Guardians has challenged the BART determination made for Comanche Units 1 and 2. In comments before the EPA, WildEarth Guardians urged that current emission limitations be made more stringent or that selective catalytic reduction be added to the units. In September 2014, the EPA filed a request with the Court to remand the case to the EPA for additional explanation of the EPA’s decision approving the BART determination for Comanche Units 1 and 2. In October, 2014, the Court granted the EPA’s request and vacated the current briefing schedule. In May 2015, the EPA published its final rule which re-affirmed the approval of the State of Colorado’s BART determination for Comanche Units 1 and 2. The determination found that the controls currently installed on the units for NOx are BART. In July 2015, WildEarth Guardians filed a petition for review of the EPA's May 2015 final rule. In September 2015, in response to a motion filed by WildEarth Guardians and the EPA, the 10th Circuit issued an order dismissing the case.

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

Following a lawsuit alleging that the EPA had not completed its area designations in the time required by the CAA and under a consent decree the EPA is requiring states to evaluate areas in three phases. The first phase includes areas near PSCo’s Pawnee plant.  The Pawnee plant recently installed an SO2 scrubber to reduce SO2 emissions. The Colorado Department of Health and Environment made recommendations for unclassified and nonattainment areas to the EPA in September 2015. The EPA's final decision is expected by summer 2016.

If an area is designated nonattainment, the respective states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan for the respective areas which would be due in 18 months, designed to achieve the NAAQS within five years.

Revisions to the NAAQS for Ozone — In October 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. In Colorado, the Denver Metropolitan Area is currently not meeting the prior ozone standard and will therefore not meet the new, more stringent, standard. If not in attainment, impacted areas would study the sources of nonattainment and make emission reduction plans to attain the new standards. These plans would be due to the EPA in 2020. In conjunction with CACJA, PSCo has or plans to shut down coal-fired plants in the Denver area, has installed NOx controls on Pawnee and Hayden Unit 1 and will finish installing NOx controls on Hayden Unit 2 in 2016. The final designation of nonattainment areas will be made in late 2017 based on air quality data years 2014-2016. PSCo cannot evaluate the impacts of this ruling in Colorado until the designation of nonattainment areas is made and any required state plan has been developed. PSCo believes that, should NOx control systems be required for a plant, compliance costs will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	4
Maximum amount outstanding	8	97
Weighted average interest rate, computed on a daily basis	N/A	0.25%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$700	$700
Amount outstanding at period end	—	382
Average amount outstanding	8	167
Maximum amount outstanding	67	393
Weighted average interest rate, computed on a daily basis	0.43%	0.31%
Weighted average interest rate at period end	N/A	0.65

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2015 and Dec. 31, 2014, there were $5 million and $6 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At Sept. 30, 2015, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$5	$695

(a)    This credit facility expires in October 2019.
(b)    Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Sept. 30, 2015 and Dec. 31, 2014.

Long-Term Borrowings

In May 2015, PSCo issued $250 million of 2.9 percent first mortgage bonds due May 15, 2025.

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

At Sept. 30, 2015, accumulated other comprehensive losses related to interest rate derivatives included $1.0 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges, as applicable.

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

At Sept. 30, 2015, PSCo had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2015 and 2014.

At Sept. 30, 2015, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at Sept. 30, 2015 and Dec. 31, 2014:

(Amounts in Thousands) (a)(b)	Sept. 30, 2015	Dec. 31, 2014
Million British thermal units of natural gas	9,621	735
Gallons of vehicle fuel	79	127

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2015 and 2014, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended Sept. 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$9	(a)	$—	$—
Vehicle fuel and other commodity	(29)	—	15	(b)	—	—
Total	$(29)	$—	$24		$—	$—
Other derivative instruments
Natural gas commodity	$—	$(2,140)	$—		$—	$(405)	(d)
Total	$—	$(2,140)	$—		$—	$(405)

	Nine Months Ended Sept. 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(353)	(a)	$—		$—
Vehicle fuel and other commodity	(24)	—	38	(b)	—		—
Total	$(24)	$—	$(315)		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$191	(c)
Natural gas commodity	—	(2,496)	—		5,460	(d)	(5,925)	(d)
Total	$—	$(2,496)	$—		$5,460		$(5,734)

	Three Months Ended Sept. 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(184)	(a)	$—	$—
Vehicle fuel and other commodity	(27)	—	(7)	(b)	—	—
Total	$(27)	$—	$(191)		$—	$—
Other derivative instruments
Natural gas commodity	$—	$(2,126)	$—		$—	$(209)	(c)
Total	$—	$(2,126)	$—		$—	$(209)

	Nine Months Ended Sept. 30, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(546)	(a)	$—		$—
Vehicle fuel and other commodity	(24)	—	(27)	(b)	—		—
Total	$(24)	$—	$(573)		$—		$—
Other derivative instruments
Natural gas commodity	$—	$5,784	$—		$(8,579)	(d)	$(4,589)	(d)
Total	$—	$5,784	$—		$(8,579)		$(4,589)

(a)	Recorded to interest charges.

(b)	Recorded to O&M expenses.

(c)	Amounts are recorded to electric fuel and purchased power.

(d)
Amounts for the three and nine months ended Sept. 30, 2015 included $0.4 million and $0.5 million, respectively, of settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Losses for the nine months ended Sept. 30, 2014 included immaterial settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The remaining derivative settlement gains and losses for the three and nine months ended Sept. 30, 2015 and 2014 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Sept. 30, 2015, four of PSCo’s 10 most significant counterparties, comprising $5.6 million or 10 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. Five of the 10 most significant counterparties, comprising $23.9 million or 42 percent of this credit exposure, were not rated by these agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $5.7 million or 10 percent of this credit exposure, had credit quality less than investment grade, based on ratings from external analysis. All 10 of these significant counterparties are municipal or cooperative electric entities, or other utilities.

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

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2015:

	Sept. 30, 2015
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Natural gas commodity	$—	$1,668	$—	$1,668	$(1,668)	$—
Total current derivative assets	$—	$1,668	$—	$1,668	$(1,668)	—
PPAs (a)						1,715
Current derivative instruments						$1,715
Noncurrent derivative assets
PPAs (a)						$3,890
Noncurrent derivative instruments						$3,890
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$70	$—	$70	$—	$70
Other derivative instruments:
Natural gas commodity	—	2,000	—	2,000	(1,668)	332
Other commodity	—	844	—	844	—	844
Total current derivative liabilities	$—	$2,914	$—	$2,914	$(1,668)	1,246
PPAs (a)						5,191
Current derivative instruments						$6,437
Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$16	$—	$16	$—	$16
Other derivative instruments:
Other commodity	—	18	—	18	—	18
Total noncurrent derivative liabilities	$—	$34	$—	$34	$—	34
PPAs (a)						14,283
Noncurrent derivative instruments						$14,317

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2015. At Sept. 30, 2015, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2015 and 2014.

Fair Value of Long-Term Debt

As of Sept. 30, 2015 and Dec. 31, 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2015		Dec. 31, 2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,134,080	$4,429,648	$3,890,229	$4,328,968

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

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2015	2014	2015	2014
Interest income	$162	$729	$537	$1,375
Other nonoperating income	607	573	1,904	2,448
Insurance policy income (expense)	453	418	233	(394)
Other income, net	$1,222	$1,720	$2,674	$3,429

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2015
Operating revenues (a)(b)	$884,305	$151,553	$8,846	$—	$1,044,704
Intersegment revenues	65	9	—	(74)	—
Total revenues	$884,370	$151,562	$8,846	$(74)	$1,044,704
Net income	$167,931	$4,548	$602	$—	$173,081

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2014
Operating revenues (a)(b)	$881,102	$159,808	$8,201	$—	$1,049,111
Intersegment revenues	95	29	—	(124)	—
Total revenues	$881,197	$159,837	$8,201	$(124)	$1,049,111
Net income	$139,751	$7,235	$7,173	$—	$154,159
(a)    Operating revenues include $2 million of affiliate electric revenue for the three months ended Sept. 30, 2015 and 2014.
(b)    Operating revenues include $2 million and $1 million of other affiliate revenue for the three months ended Sept. 30, 2015 and 2014, respectively.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2015
Operating revenues (a)(b)	$2,385,297	$716,731	$30,647	$—	$3,132,675
Intersegment revenues	222	43	—	(265)	—
Total revenues	$2,385,519	$716,774	$30,647	$(265)	$3,132,675
Net income	$330,276	$51,784	$487	$—	$382,547

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2014
Operating revenues (a)(b)	$2,376,935	$839,332	$30,091	$—	$3,246,358
Intersegment revenues	254	137	—	(391)	—
Total revenues	$2,377,189	$839,469	$30,091	$(391)	$3,246,358
Net income	$289,460	$56,230	$16,664	$—	$362,354
(a)    Operating revenues include $6 million and $8 million of affiliate electric revenue for the nine months ended Sept. 30, 2015 and 2014, respectively.
(b)    Operating revenues include $3 million of other affiliate revenue for the nine months ended Sept. 30, 2015 and 2014.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,065	$5,985	$232	$479
Interest cost	12,714	13,319	4,375	5,926
Expected return on plan assets	(18,147)	(17,677)	(5,951)	(7,554)
Amortization of prior service credit	(784)	(773)	(1,562)	(1,562)
Amortization of net loss	9,094	8,473	618	1,609
Net periodic benefit cost (credit)	9,942	9,327	(2,288)	(1,102)
Cost not recognized due to the effects of regulation	(366)	—	—	—
Net benefit cost (credit) recognized for financial reporting	$9,576	$9,327	$(2,288)	$(1,102)

	Nine Months Ended Sept. 30
	2015	2014	2015	2014
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$21,195	$17,955	$696	$1,436
Interest cost	38,142	39,957	13,124	17,778
Expected return on plan assets	(54,442)	(53,031)	(17,852)	(22,661)
Amortization of prior service credit	(2,352)	(2,319)	(4,686)	(4,685)
Amortization of net loss	27,282	25,419	1,856	4,826
Net periodic benefit cost (credit)	29,825	27,981	(6,862)	(3,306)
Cost not recognized due to the effects of regulation	(1,098)	—	—	—
Net benefit cost (credit) recognized for financial reporting	$28,727	$27,981	$(6,862)	$(3,306)

In January 2015, contributions of $90.0 million were made across four of Xcel Energy’s pension plans, of which $20.0 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2015.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2015 and 2014 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Three Months Ended Sept. 30, 2015	Three Months Ended Sept. 30, 2014
Accumulated other comprehensive loss at July 1	$(24,086)	$(23,573)
Other comprehensive loss before reclassifications	(17)	(17)
Losses (gains) reclassified from net accumulated other comprehensive loss	19	(119)
Net current period other comprehensive income (loss)	2	(136)
Accumulated other comprehensive loss at Sept. 30	$(24,084)	$(23,709)

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2015	Nine Months Ended Sept. 30, 2014
Accumulated other comprehensive loss at Jan. 1	$(23,878)	$(23,338)
Other comprehensive loss before reclassifications	(14)	(15)
Gains reclassified from net accumulated other comprehensive loss	(192)	(356)
Net current period other comprehensive loss	(206)	(371)
Accumulated other comprehensive loss at Sept. 30	$(24,084)	$(23,709)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2015		Three Months Ended Sept. 30, 2014
Losses (gains) on cash flow hedges:
Interest rate derivatives	$9	(a)	$(184)	(a)
Vehicle fuel derivatives	15	(b)	(7)	(b)
Total, pre-tax	24		(191)
Tax expense	(5)		72
Total amounts reclassified, net of tax	$19		$(119)

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2015		Nine Months Ended Sept. 30, 2014
(Gains) losses on cash flow hedges:
Interest rate derivatives	$(353)	(a)	$(546)	(a)
Vehicle fuel derivatives	38	(b)	(27)	(b)
Total, pre-tax	(315)		(573)
Tax expense	123		217
Total amounts reclassified, net of tax	$(192)		$(356)

(a)	Included in interest charges.

(b)	Included in O&M expenses.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including PSCo's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2014 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2015 and June 30, 2015), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership; or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

PSCo’s net income was approximately $382.5 million for the nine months ended Sept. 30, 2015, compared with approximately $362.4 million for the same period in 2014. Higher revenue primarily due to the CACJA rider (partially offset by an electric base rate decrease), lower estimated electric earnings test refunds and the impact of favorable weather were partially offset by lower allowance for funds used during construction (AFUDC), higher property taxes, depreciation and O&M expenses.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2015	2014
Electric revenues	$2,385	$2,377
Electric fuel and purchased power	(930)	(1,052)
Electric margin	$1,455	$1,325

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Non-fuel riders (a)	$74
Earnings test refunds	61
Firm wholesale	10
Estimated impact of weather	10
Fuel and purchased power cost recovery	(110)
Retail rate decrease	(28)
Trading	(12)
Other, net	3
Total increase in electric revenues	$8

Electric Margin

(Millions of Dollars)	2015 vs. 2014
Non-fuel riders (a)	$74
Earnings test refunds	61
Firm wholesale	10
Estimated impact of weather	10
Retail rate decrease	(28)
Other, net	3
Total increase in electric margin	$130

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

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2015	2014
Natural gas revenues	$717	$839
Cost of natural gas sold and transported	(355)	(487)
Natural gas margin	$362	$352

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2015 vs. 2014
Purchased natural gas adjustment clause recovery	$(133)
Estimated impact of weather	(6)
DSM program revenues (offset by expenses)	(3)
Non-fuel riders, partially offset by expenses	16
Gas transport - Cherokee pipeline	4
Total decrease in natural gas revenues	$(122)

Natural Gas Margin

(Millions of Dollars)	2015 vs. 2014
Non-fuel riders, partially offset by expenses	$16
Gas transport - Cherokee pipeline	4
Estimated impact of weather	(6)
DSM program revenues (offset by expenses)	(3)
Other, net	(1)
Total increase in natural gas margin	$10

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $10.1 million, or 1.8 percent, for the nine months ended Sept. 30, 2015 compared with the same period in 2014. O&M expenses were higher, primarily due to the timing of planned maintenance and overhauls at our generation facilities. The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2015 vs. 2014
Plant generation costs	$4
Employee benefits	4
Other, net	2
Total increase in O&M expenses	$10

DSM Program Expenses — DSM program expenses decreased $9.4 million, or 8.8 percent, for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The decrease was primarily attributable to lower electric and gas recovery rates in addition to lower gas volumes.

Depreciation and Amortization — Depreciation and amortization expense increased $22.0 million, or 7.8 percent, for the nine months ended Sept. 30, 2015 compared with the same period for 2014. The increase is primarily attributable to normal system expansion and the in-servicing of Cherokee Units 5, 6 and 7 in July 2015.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased $24.4 million, or 19.9 percent, for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The increase is primarily due to higher property taxes.

AFUDC — AFUDC decreased $36.2 million for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The decrease was primarily due to the implementation of the CACJA rider on Jan. 1, 2015, facilitating earlier and alternative recovery of construction costs.

Income Taxes — Income tax expense increased $32.7 million for the nine months ended Sept. 30, 2015 compared with the same period in 2014. The increase in income tax expense was primarily due to higher pretax earnings in 2015 and decreased permanent plant-related adjustments in 2015. The ETR was 37.4 percent for the nine months ended Sept. 30, 2015 compared with 35.0 percent for the same period in 2014. The higher ETR was primarily due to the same adjustments mentioned above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1. of PSCo's Annual Report on Form 10-K for the year ended Dec. 31, 2014, and Public Utility Regulation included in Item 2. of PSCo's Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2015 and June 30, 2015, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

Net Metering Standard — PSCo had previously proposed to track and quantify the system costs that are not avoided by distributed solar generation, which PSCo has defined as a “net metering incentive,” for purposes of equitably recovering costs between customers. The CPUC assigned the net metering issue to its own docket and conducted a series of panel discussions to gain a better understanding of net metering issues. In the third quarter, the CPUC closed the net metering docket, concluding that they would not make any changes to the net metering policies. The decision does not preclude the PSCo from filing changes to the PSCo’s net metering practices in the future.

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

In 2013, the CPUC ruled that it has jurisdiction under Colorado law to determine the utility that will serve customers outside Boulder’s city limits, and will determine system separation matters as well as what facilities need to be constructed to ensure reliable service. The CPUC has declared that it should make its determinations prior to any eminent domain actions. In January 2014, Boulder appealed this ruling to the Boulder District Court. In January 2015, the Boulder District Court affirmed the CPUC decision.

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

In July 2015, Boulder filed an application with the CPUC requesting approval of Boulder’s proposed separation plan, seeking to take certain distribution assets of PSCo outside of the city limits but allowing PSCo to bill the customers for service. In August 2015, PSCo brought a Motion to Dismiss arguing Boulder's request was not permissible under Colorado law. The matter is now pending before the CPUC.

Cabin Creek Hydro Upgrade — PSCo filed a certificate of public convenience and necessity (CPCN) with the CPUC in May 2015 to upgrade the Cabin Creek Hydro facility. The upgrade is estimated to cost $89.2 million and will extend the life of the facility by 40 years as well as increase the maximum output by 36 MW. In August 2015, the CPUC granted the application for the upgrade.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In March 2015, FERC upheld the new ROE methodology and denied rehearing. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC is not expected to issue orders in any of the litigated ROE complaint proceedings until 2016.

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

Public Service Company of Colorado

Oct. 30, 2015	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ TERESA S. MADDEN
Teresa S. Madden
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)