Form 10-K
period 2015-12-31
PUBLIC SERVICE CO OF COLORADO
filed 2016-02-22
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of Feb. 22, 2016, 100 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2016. Such information set forth under such heading is incorporated herein by this reference hereto.

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

PART I

Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NCE	New Century Energies, Inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
PSRI	P.S.R. Investments, Inc.
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development LLC
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CFTC	Commodity Futures Trading Commission
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOI	United States Department of the Interior
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
DSMCA	Demand side management cost adjustment
ECA	Retail electric commodity adjustment
ERP	Electric resource plan
GCA	Gas cost adjustment
PCCA	Purchased capacity cost adjustment
PSIA	Pipeline system integrity adjustment
QSP	Quality of service plan
RES	Renewable energy standard
RESA	Renewable energy standard adjustment
SCA	Steam cost adjustment
TCA	Transmission cost adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
BART	Best available retrofit technology
C&I	Commercial and Industrial
CAA	Clean Air Act
CACJA	Clean Air Clean Jobs Act
CO2	Carbon dioxide

CPCN	Certificate of public convenience and necessity
CPP	Clean Power Plan
CWIP	Construction work in progress
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
FTY	Forecast test year
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
HTY	Historic test year
ITC	Investment tax credit
JOA	Joint operating agreement
MGP	Manufactured gas plant
MISO	Midcontinent Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investor Services
MYP	Multi-year plan
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract.
NOL	Net operating loss
NOx	Nitrogen oxide
O&M	Operating and maintenance
OCI	Other comprehensive income
PCB	Polychlorinated biphenyl
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
RPS	Renewable portfolio standards
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services
Wexpro	Wexpro Development Company

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours
GWh	Gigawatt hours

COMPANY OVERVIEW

PSCo was incorporated in 1924 under the laws of Colorado.  PSCo is a utility engaged primarily in the generation, purchase, transmission, distribution and sale of electricity in Colorado.  The wholesale customers served by PSCo comprised approximately 11 percent of its total KWh sold in 2015.  PSCo also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.  PSCo provides electric utility service to approximately 1.4 million customers and natural gas utility service to approximately 1.4 million customers.  All of PSCo’s retail electric operating revenues were derived from operations in Colorado during 2015.  Although PSCo’s large commercial and industrial electric retail customers are comprised of many diversified industries, a significant portion of PSCo’s large commercial and industrial electric sales include the following industries:  fabricated metal products, communications and business services.  For small commercial and industrial customers, significant electric retail sales include the following industries:  real estate and dining establishments.  Generally, PSCo’s earnings contribute approximately 40 percent to 50 percent of Xcel Energy’s consolidated net income.

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

PSCo’s corporate strategy focuses on four core objectives: improving utility performance; driving operational excellence; improving customer experience; and investing for the future.

ELECTRIC UTILITY OPERATIONS

Public Utility Regulation

Summary of Regulatory Agencies and Areas of Jurisdiction — PSCo is regulated by the CPUC with respect to its facilities, rates, accounts, services and issuance of securities.  PSCo is regulated by the FERC with respect to its wholesale electric operations, accounting practices, hydroelectric licensing, wholesale sales for resale, the transmission of electricity in interstate commerce, compliance with the NERC electric reliability standards, asset transactions and mergers and natural gas transactions in interstate commerce. PSCo is authorized to make wholesale electric sales at market-based prices to customers outside its balancing authority area.

Fuel, Purchased Energy and Conservation Cost-Recovery Mechanisms — PSCo has several retail adjustment clauses that recover fuel, purchased energy and other resource costs:

•	ECA — The ECA recovers fuel and purchased energy costs. Short-term sales margins are shared with retail customers through the ECA. The ECA is revised quarterly.

•	PCCA — The PCCA recovers purchased capacity payments.

•
SCA — The SCA recovers the difference between PSCo’s actual cost of fuel and the amount of these costs recovered under its base steam service rates. The SCA rate is revised on a quarterly basis beginning in January 2015.

•	DSMCA — The DSMCA recovers DSM, interruptible service option credit costs and performance initiatives for achieving various energy savings goals.

•	RESA — The RESA recovers the incremental costs of compliance with the RES with a maximum of two percent of the customer’s total bill.

•	Wind Energy Service — Wind Energy Service is a premium service for customers who voluntarily choose to pay an additional charge for renewable resources.

•	TCA — The TCA recovers costs associated with transmission investment outside of rate cases.

•	CACJA — The CACJA recovers costs associated with implementing its compliance plan under the CACJA.

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

QSP Requirements — The CPUC established an electric QSP that provides for bill credits to customers if PSCo does not achieve certain performance targets relating to electric reliability and customer service. PSCo monitors and records, as necessary, an estimated customer refund obligation under the QSP. The CPUC extended the terms of the current QSP through 2018.

Capacity and Demand

Uninterrupted system peak demand for PSCo’s electric utility for each of the last three years and the forecast for 2016, assuming normal weather conditions, is as follows:

	System Peak Demand (in MW)
	2013	2014	2015	2016 Forecast
PSCo	6,678	6,152	6,284	6,493

The peak demand for PSCo’s system typically occurs in the summer. The 2015 system peak demand for PSCo occurred on Aug. 5, 2015. The 2014 system peak demand was lower due to reduced wholesale loads and cooler summer weather. The forecast of 2016 system peak assumes normal weather conditions.

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

ERP and All-Source Solicitation — The CPUC provided final approval to PSCo’s plan in December 2013, which includes the following:

•	The addition of 450 MW of wind generation PPAs became operational in 2015. These additional PPAs bring the installed wind capacity on PSCo’s system in Colorado to 2,560 MW;

•
The addition of 170 MW of utility-scale solar generation PPAs, of which 50 MW became operational in 2015 and the remaining 120 MW of utility-scale solar generation is expected to be operational by mid-2016. PSCo has approximately 80 MW of utility-scale solar and approximately 258 MW of customer-sited solar generation;

•	The addition of 317 MW of natural gas fired generation PPAs come from existing power plants;

•	The accelerated retirements of the coal-fired Arapahoe Unit 3 (45 MW) and Unit 4 (109 MW), which occurred in 2013; and

•	The continued operation of Cherokee generating station’s Unit 4 as a natural gas facility after 2017.

In addition, PSCo continues to execute on the remaining aspects of CACJA compliance including the recent completion of the new natural gas fired combined cycle unit at Cherokee and the ongoing addition of emissions controls at the Pawnee and Hayden stations. PSCo also retired the Cherokee Unit 3 in August 2015 and expects to retire Valmont Unit 5 coal-fired power plant by the end of 2017.

Brush, Colo. to Castle Pines, Colo. 345 KV Transmission Line — In April 2015, the CPUC granted a CPCN to construct a new 345 KV transmission line originating from Pawnee generating station, near Brush, Colo. and terminating at the Daniels Park substation, near Castle Pines, Colo. to be placed in service by 2022. The estimated project cost is $178 million. The CPUC’s decision requires that project construction begin no earlier than May 2020.

Boulder, Colo. Municipalization — In November 2011, a ballot measure was passed which authorized the formation and operation of a municipal utility and the issuance of enterprise revenue bonds, subject to certain restrictions, including the level of initial rates and debt service coverage. In May 2014, the City of Boulder (Boulder) City Council passed an ordinance to establish an electric utility.

In 2013, the CPUC ruled that Boulder may not be the retail service provider to any PSCo customers located outside Boulder city limits unless Boulder can establish that PSCo is unwilling or unable to serve those customers. The CPUC also ruled that it has jurisdiction over the transfer of any facilities to Boulder that currently serve any customers located outside Boulder city limits and will determine separation matters. The CPUC has declared that Boulder must receive CPUC transfer approval prior to any eminent domain actions. Boulder appealed this ruling to the Boulder District Court and in January 2015, the Boulder District Court affirmed the CPUC decision. The Boulder District Court also dismissed a condemnation action which Boulder had filed. The CPUC must complete the separation plan proceeding, outlined below, before Boulder may refile a condemnation proceeding.

In July 2015, Boulder filed an application with the CPUC requesting approval of its proposed separation plan. In August 2015, PSCo filed a motion to dismiss Boulder’s separation proposal, arguing Boulder’s request was not permissible under Colorado law. In December 2015, the CPUC granted the motion to dismiss the application in part, holding that Boulder had no right to condemn PSCo facilities used exclusively to serve customers located outside Boulder city limits. Other portions of Boulder’s application were not dismissed, but are stayed until Boulder supplements its application at which time the CPUC will determine whether the application is complete and a proceeding can continue. The CPUC ordered a discovery process to allow Boulder to obtain technical information regarding the electric system and propose a new separation plan. Boulder is expected to refile its plan later this year. PSCo is also challenging Boulder’s 2014 formation of its utility in a case that is now before the Colorado Court of Appeals.

Colorado “Our Energy Future” Plan — In January 2016, PSCo introduced the “Our Energy Future” Plan in Colorado. This proposal ties together innovative technology, economic development and customer initiatives to give customers more control over their energy use, prepare for the future energy demands of the state and keep rates competitive. The key components of the plan, which includes several filings with the CPUC, are as follows:

•
Two Innovative Clean Technology pilot programs in partnership with leading companies to address electric battery efficiency and reliability including demonstrations to test microgrids and battery technologies for integration of distributed resources;

•	Alignment of PSCo’s pricing in a more fair and equitable manner for Colorado customers;

•	Introduction of Solar*Connect®, a new, cost-based program that will offer customers a choice to sign up for 100 percent solar power and add an incremental 50 MW of solar generation;

•	Investing in natural gas reserves to take advantage of historically low natural gas prices by locking in current costs to provide long-term stable rates for customers;

•	Exploring opportunities for up to 1,000 MW of additional renewable resources to be presented later this year for consideration by the CPUC; and

•	Presenting an intelligent grid proposal later this year focusing on interactive meter technology that will improve customer choice and control of their energy use.

RES Compliance Plan — Colorado law mandates that at least 20 percent of PSCo’s energy sales are supplied by renewable energy through 2019, with the percentage increasing to 30 percent by 2020 and includes a distributed generation standard. PSCo is in compliance with the RES as of Dec. 31, 2015.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal		Natural Gas		Weighted Average Owned Fuel Cost
PSCo Generating Plants	Cost	Percent	Cost	Percent
2015	$1.75	75%	$3.89	25%	$2.29
2014	1.82	75	5.32	25	2.68
2013	1.84	80	4.86	20	2.45

The cost of natural gas in 2015 decreased due to lower wholesale commodity prices.

See Items 1A and 7 for further discussion of fuel supply and costs.

Fuel Sources

Coal — PSCo normally maintains approximately 41 days of coal inventory. Coal supply inventories at Dec. 31, 2015 and 2014 were approximately 49 and 36 days usage, respectively. At Dec. 31, 2015, milder weather, purchase commitments and resolution of railcar congestion resulted in coal inventories being slightly above optimal levels. PSCo’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Colorado and Wyoming. During 2015 and 2014, PSCo’s coal requirements for existing plants were approximately 10.5 million tons and 10.3 million tons, respectively. The estimated coal requirements for 2016 are approximately 10.1 million tons.

PSCo has contracted for coal supply to provide 96 percent of its estimated coal requirements in 2016, and a declining percentage of requirements in subsequent years. PSCo’s general coal purchasing objective is to contract for approximately 90 percent of requirements for the first year, 60 percent of requirements in year two, and 30 percent of requirements in year three. Remaining requirements will be filled through the procurement process or over-the-counter transactions.

PSCo has coal transportation contracts that provide for delivery of 100 percent and 86 percent of its coal requirements in 2016 and 2017, respectively. Coal delivery may be subject to interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

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

•
At Dec. 31, 2015, PSCo’s commitments related to gas supply contracts, which expire in various years from 2016 through 2023, were approximately $750 million and commitments related to gas transportation and storage contracts, which expire in various years from 2016 through 2060, were approximately $684 million.

•
At Dec. 31, 2014, PSCo’s commitments related to gas supply contracts were approximately $902 million and commitments related to gas transportation and storage contracts were approximately $685 million.

PSCo has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

PSCo Natural Gas Reserves Investments — In January 2016, PSCo filed a request with the CPUC for approval of a long-term natural gas procurement and price hedging framework. Under the proposal, a wholly-owned subsidiary of PSCo, PSCo Gas Reserves Company (PGRCo), will be formed to partner with Wexpro, a subsidiary of Questar Corporation, to acquire, develop and operate natural gas producing properties on a 50/50 joint basis, with production recovered under cost of service pricing through PSCo’s GCA. The CPUC has 240 days to review the proposed framework. If approved, PGRCo may invest up to approximately $500 million in gas properties over 10 years, which is not reflected in the current base capital expenditures forecast.

The requested cost of service pricing formulas provide PGRCo and Wexpro different risks and incentives. For PGRCo, the investment would include all costs of property acquisition and development. The ROE would be based on PSCo’s allowed ROE, adjusted up or down a maximum of 100 basis points, based on the price of gas produced relative to market prices.

Following approval of the framework, PSCo plans to partner with Wexpro to seek to identify and acquire specific natural gas producing properties that would be beneficial to PSCo’s gas customers, and seek CPUC approval of these specific investments.

Renewable Energy Sources

PSCo’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. As of Dec. 31, 2015, PSCo was in compliance with mandated RPS, which require generation from renewable resources of 20 percent of electric retail sales.

•	Renewable energy comprised 21.9 percent and 21.4 percent of PSCo’s total energy for 2015 and 2014, respectively;

•	Wind energy comprised 19.4 percent and 18.9 percent of the total energy for 2015 and 2014, respectively; and

•	Hydroelectric, biomass and solar power comprised approximately 2.6 percent and 2.5 percent of the total energy for 2015 and 2014.

PSCo also offers customer-focused renewable energy initiatives. Windsource® allows customers to purchase a portion or all of their electricity from renewable sources. In 2015, the number of customers utilizing Windsource increased to approximately 45,000 from 41,000 in 2014.

Additionally, to encourage the growth of solar energy on the system, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program. Over 29,500 PV systems with approximately 258 MW of aggregate capacity and over 24,000 PV systems with approximately 221 MW of aggregate capacity have been installed in Colorado under this program as of Dec. 31, 2015 and 2014, respectively. Additionally, 24 community solar gardens with 16.6 MW of capacity and 14 gardens with 9.6 MW of capacity have been completed in Colorado as of Dec. 31, 2015 and 2014, respectively.

Wind — PSCo acquires the majority of its wind energy from PPAs with wind farm owners, primarily located in Colorado. Currently, PSCo has 19 of these agreements in place, with facilities ranging in size from two MW to over 300 MW.

•
PSCo had approximately 2,560 MW and 2,340 MW of wind energy on its system at the end of 2015 and 2014, respectively. In addition to receiving purchased wind energy under these agreements, PSCo also typically receives wind RECs which are used to meet state renewable resource requirements.

•
The average cost per MWh of wind energy under these contracts was approximately $42 and $45 in 2015 and 2014, respectively. The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements, and the year of contract execution. Generally, contracts executed in 2015 continued to benefit from improvements in wind technology, excess capacity among manufacturers, and motivation to commence new construction prior to the anticipated expiration of the Federal PTCs. In December 2015, the Federal PTCs were extended through 2019 with a phase down beginning in 2017.

Wholesale and Commodity Marketing Operations

PSCo conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy related products. PSCo uses physical and financial instruments to minimize commodity price and credit risk and hedge sales and purchases. See Item 7 for further discussion.

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

FERC Order, New ROE Policy — In June 2014, the FERC adopted a new two-step ROE methodology for electric utilities. In March, 2015, FERC upheld the new ROE methodology and denied rehearing. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC is not expected to issue orders in any litigated ROE complaint proceedings until at least mid-2016.

NERC Critical Infrastructure Protection Requirements — The FERC has approved Version 5 of NERC’s critical infrastructure protection standards, which added additional requirements to strengthen grid security controls. Requirements must be applied by PSCo to high and medium impact assets by April 1, 2016 and to low impact assets by April 1, 2017. PSCo is currently in the process of implementing initiatives to meet the compliance deadlines. The additional cost for compliance is anticipated to be recoverable through rates.

NERC Physical Security Requirements — In November 2014, the FERC approved NERC’s proposed critical infrastructure protection standard related to physical security for bulk electric system facilities. The new standard became enforceable in October 2015 with staggered milestone deliverable dates through 2016.  PSCo has performed an initial risk assessment and is in the process of developing physical security plans in accordance with the requirements of the standard. The additional cost for compliance is anticipated to be recoverable through rates.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2015		2014		2013
Electric sales (Millions of KWh)
Residential	9,112		9,009		9,266
Large commercial and industrial	6,596		6,712		6,652
Small commercial and industrial	12,750		12,709		12,716
Public authorities and other	242		241		227
Total retail	28,700		28,671		28,861
Sales for resale	3,581		3,664		4,467
Total energy sold	32,281		32,335		33,328

Number of customers at end of period
Residential	1,218,662		1,202,621		1,187,308
Large commercial and industrial	337		334		328
Small commercial and industrial	158,086		156,809		155,643
Public authorities and other	53,944		53,824		53,724
Total retail	1,431,029		1,413,588		1,397,003
Wholesale	26		23		23
Total customers	1,431,055		1,413,611		1,397,026

Electric revenues (Thousands of Dollars)
Residential	$1,060,626		$1,081,092		$1,083,928
Large commercial and industrial	433,061		462,449		437,556
Small commercial and industrial	1,220,064		1,267,023		1,218,856
Public authorities and other	52,783		54,555		52,676
Total retail	2,766,534		2,865,119		2,793,016
Wholesale	180,716		211,241		228,041
Other electric revenues	168,007		49,577		60,114
Total electric revenues	$3,115,257		$3,125,937		$3,081,171

KWh sales per retail customer	20,055		20,282		20,659
Revenue per retail customer	$1,933		$2,027		$1,999
Residential revenue per KWh	11.64	¢	12.00	¢	11.70	¢
Large commercial and industrial revenue per KWh	6.57		6.89		6.58
Small commercial and industrial revenue per KWh	9.57		9.97		9.59
Total retail revenue per KWh	9.64		9.99		9.68
Wholesale revenue per KWh	5.05		5.77		5.11

Energy Source Statistics

	Year Ended Dec. 31
	2014		2014		2013
	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	18,601	54%	18,274	53%	19,647	56%
Natural Gas	7,948	23	8,601	25	7,565	22
Wind (a)	6,699	19	6,472	19	6,750	19
Hydroelectric	662	2	617	2	655	2
Other (b)	705	2	294	1	250	1
Total	34,615	100%	34,258	100%	34,867	100%

Owned generation	22,981	66%	23,023	67%	22,873	66%
Purchased generation	11,634	34	11,235	33	11,994	34
Total	34,615	100%	34,258	100%	34,867	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. PSCo uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)	Distributed generation from the Solar*Rewards program is not included, and was approximately 245, 197, and 172 million net KWh for 2015, 2014, and 2013, respectively.

NATURAL GAS UTILITY OPERATIONS

Overview

The most significant developments in the natural gas operations of PSCo are uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per residential and small C&I customer, as a result of improved building construction technologies, higher appliance efficiencies, and conservation. From 2000 to 2015, average annual sales to the typical PSCo residential customer declined 15 percent, while sales to the typical small C&I customer declined 12 percent, each on a weather‑normalized basis. Although wholesale price increases do not directly affect earnings because of natural gas cost recovery mechanisms, high prices can encourage further efficiency efforts by customers.

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

•
PSIA — The PSIA recovers costs associated with transmission and distribution pipeline integrity management programs and two projects to replace large transmission pipelines. The rider was extended through 2018.

QSP Requirements — The CPUC established a natural gas QSP that provides for bill credits to customers if PSCo does not achieve certain performance targets relating to natural gas leak repair time and customer service. The CPUC has extended the terms of the QSP through 2018.

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply). The maximum daily send-out (firm and interruptible) for PSCo was 1,633,493 MMBtu, which occurred on March 4, 2015 and 2,116,747 MMBtu, which occurred on Dec. 30, 2014.

PSCo purchases natural gas from independent suppliers, generally based on market indices that reflect current prices. The natural gas is delivered under transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of approximately 1,818,277 MMBtu per day, which includes 854,852 MMBtu of natural gas held under third-party underground storage agreements. In addition, PSCo operates three company-owned underground storage facilities, which provide approximately 43,500 MMBtu of natural gas supplies on a peak day. The balance of the quantities required to meet firm peak day sales obligations are primarily purchased at PSCo’s city gate meter stations.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by PSCo’s regulated retail natural gas distribution business:

2015	$3.92
2014	4.91
2013	4.20

The cost of natural gas in 2015 decreased due to lower wholesale commodity prices.

PSCo has natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2015, PSCo was committed to approximately $1.1 billion in such obligations under these contracts, which expire in various years from 2016 through 2029.

PSCo purchases natural gas by optimizing a balance of long-term and short-term natural gas purchases, firm transportation and natural gas storage contracts. During 2015, PSCo purchased natural gas from approximately 32 suppliers.

See Items 1A and 7 for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2015	2014	2013
Natural gas deliveries (Thousands of MMBtu)
Residential	92,001	99,127	100,329
Commercial and industrial	38,405	40,438	40,259
Total retail	130,406	139,565	140,588
Transportation and other	108,860	108,006	109,637
Total deliveries	239,266	247,571	250,225

Number of customers at end of period
Residential	1,254,056	1,240,674	1,228,917
Commercial and industrial	100,389	100,238	100,071
Total retail	1,354,445	1,340,912	1,328,988
Transportation and other	6,936	6,547	6,273
Total customers	1,361,381	1,347,459	1,335,261

Natural gas revenues (Thousands of Dollars)
Residential	$678,909	$824,633	$729,304
Commercial and industrial	257,287	313,821	273,032
Total retail	936,196	1,138,454	1,002,336
Transportation and other	70,470	76,870	78,367
Total natural gas revenues	$1,006,666	$1,215,324	$1,080,703

MMBtu sales per retail customer	96.28	104.08	105.79
Revenue per retail customer	$691	$849	$754
Residential revenue per MMBtu	7.38	8.32	7.27
Commercial and industrial revenue per MMBtu	6.70	7.76	6.78
Transportation and other revenue per MMBtu	0.65	0.71	0.71

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

Competition

PSCo is a vertically integrated utility, subject to traditional cost-of-service regulation. However, PSCo is subject to different public policies that promote competition and the development of energy markets. PSCo’s industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity. In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region. Customers also have the opportunity to supply their own power with solar generation (typically rooftop solar or solar gardens) and in most jurisdictions can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them. Several states, including Colorado, have policies designed to promote the development of solar and other distributed energy resources through significant incentive policies; with these incentives and federal tax subsidies, distributed generating resources are potential competitors to Xcel Energy’s electric service business.

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

There are significant present and future environmental regulations to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change. PSCo has undertaken a number of initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. If these future environmental regulations do not provide credit for the investments we have already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs. We believe, based on prior state commission practice, we would recover the cost of these initiatives through rates.

EMPLOYEES

As of Dec. 31, 2015, PSCo had 2,618 full-time employees, of which 2,024 were covered under collective-bargaining agreements. See Note 8 to the consolidated financial statements for further discussion.

Item 1A — Risk Factors

Like other companies in our industry, Xcel Energy, which includes PSCo, is subject to a variety of risks, many of which are beyond our control. Important risks that may adversely affect the business, financial condition and results of operations are further described below. These risks should be carefully considered together with the other information set forth in this report and in future reports that Xcel Energy files with the SEC.

Oversight of Risk and Related Processes

A key accountability of the Board is the oversight of material risk, and our Board employs an effective process for doing so. As outlined below, management and each Board committee has responsibility for overseeing the identification and mitigation of key risks and reporting its assessments and activities to the full Board.

Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability. Management broadly considers our business, the utility industry, the domestic and global economies and the environment when identifying, assessing, managing and mitigating risk. Identification and analysis occurs formally through a key risk assessment process conducted by senior management, the financial disclosure process, the hazard risk management process and internal auditing and compliance with financial and operational controls. Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing our strategy. At the same time, the business planning process identifies areas in which there is a potential for a business area to take inappropriate risk to meet goals, and determines how to prevent inappropriate risk-taking.

At a threshold level, we have developed a robust compliance program and promote a culture of compliance, including tone at the top, which mitigates risk. The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups and overall business management to mitigate the risks inherent in the implementation strategy. Building on this culture of compliance, we manage and further mitigate risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of internal corporate areas such as internal audit, the corporate controller and legal services.

Management communicates regularly with the Board and key stakeholders regarding risk. Senior management presents a periodic assessment of key risks to the Board. The presentation and the discussion of the key risks provides the Board with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Management also provides information to the Board in presentations and communications over the course of the year.

The Board approaches oversight, management and mitigation of risk as an integral and continuous part of its governance of the Company. First, the Board as a whole regularly reviews management’s key risk assessment and analyzes areas of existing and future risks and opportunities. In addition, the Board assigns oversight of certain critical risks to each of its four standing committees to ensure these risks are well understood and given focused oversight by the committee with the most applicable expertise. The Audit Committee is responsible for reviewing the adequacy of risk oversight and affirming that appropriate oversight occurs. New risks are considered and assigned as appropriate during the annual Board and committee evaluation process, and committee charters and annual work plans are updated accordingly. Committees regularly report on their oversight activities and certain risk issues may be brought to the full Board for consideration where deemed appropriate to ensure broad Board understanding of the nature of the risk. Finally, the Board conducts an annual strategy session where the Company’s future plans and initiatives are reviewed and confirmed.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain and comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources), licenses, permits, inspections and other approvals. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, shift generation to lower-emitting but potentially more costly facilities, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance makes operation of the units no longer economical. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination. At Dec. 31, 2015, these sites included:

•	Sites of former MGPs operated by us, our predecessors or other entities; and

•	Third party sites, such as landfills, for which we are alleged to be a PRP that sent hazardous materials and wastes.

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

In addition, existing environmental laws or regulations may be revised, and new laws or regulations may be adopted or become applicable to us, including but not limited to, regulation of mercury, NOx, SO2, CO2 and other GHGs, particulates, cooling water intakes, water discharges and ash management.  We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

We are subject to physical and financial risks associated with climate change.

Climate change can create physical and financial risk. Physical risks from climate change can include changes in weather conditions, changes in precipitation and extreme weather events.

Our customers’ energy needs vary with weather conditions, primarily temperature and humidity.  For residential customers, heating and cooling represent their largest energy use.  To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease. Increased energy use due to weather changes may require us to invest in additional generating assets, transmission and other infrastructure to serve increased load.  Decreased energy use due to weather changes may result in decreased revenues. Extreme weather conditions in general require more system backup, adding to costs, and can contribute to increased system stress, including service interruptions.  Weather conditions outside of our service territory could also have an impact on our revenues. We buy and sell electricity depending upon system needs and market opportunities.  Extreme weather conditions creating high energy demand may raise electricity prices, which would increase the cost of energy we provide to our customers.

Severe weather impacts our service territories, primarily when thunderstorms, tornadoes and snow or ice storms occur.  To the extent the frequency of extreme weather events increases, this could increase our cost of providing service.  Changes in precipitation resulting in droughts or water shortages, whether caused by climate change or otherwise, could adversely affect our operations, principally our fossil generating units.  A negative impact to water supplies due to long-term drought conditions could adversely impact our ability to provide electricity to customers, as well as increase the price they pay for energy.  We may not recover all costs related to mitigating these physical and financial risks.

Climate change may impact a region’s economic health which could impact our revenues.  Our financial performance is tied to the health of the regional economies we serve.  The price of energy has an impact on the economic health of our communities.  The cost of additional regulatory requirements, such as regulation of CO2 emissions under section 111(d) of the CAA, or additional environmental regulation could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods.  To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

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

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment.  We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated and based on an analysis of our costs incurred in a test year.  Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent, which could result in cost disallowances, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs. Changes in the long-term cost-effectiveness or changes to the operating conditions of our assets may result in early retirements and there is no assurance that regulators would allow full recovery of all remaining costs. Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

Management currently believes these prudently incurred costs are recoverable given the existing regulatory mechanisms in place. However, adverse regulatory rulings or the imposition of additional regulations could have an adverse impact on our results of operations and hence could materially and adversely affect our ability to meet our financial obligations, including debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.

We cannot be assured that any of our current ratings will remain in effect for any given period of time, or that a rating will not be lowered or withdrawn entirely by a rating agency.  In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.  Any downgrade could lead to higher borrowing costs.  Also, we may enter into certain procurement and derivative contracts that require the posting of collateral or settlement of applicable contracts if credit ratings fall below investment grade.

We are subject to capital market and interest rate risks.

Utility operations require significant capital investment. As a result, we frequently need to access capital markets.  Any disruption in capital markets could have a material impact on our ability to fund our operations.  Capital markets are global in nature and are impacted by numerous issues and events throughout the world economy.  Capital market disruption events and resulting broad financial market distress could prevent us from issuing new securities or cause us to issue securities with less than ideal terms and conditions, such as higher interest rates.

Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results.  Changes in interest rates may also impact the fair value of the debt securities in the master pension trust, as well as our ability to earn a return on short-term investments of excess cash.

We are subject to credit risks.

Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense.  Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and local economies in the geographic areas we serve, including local unemployment rates.

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

We have defined benefit pension and postretirement plans that cover most of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions, including mortality tables, have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations.  In addition, the Pension Protection Act changed the minimum funding requirements for defined benefit pension plans with modifications that allowed additional flexibility in the timing of contributions.  Therefore, our funding requirements and related contributions may change in the future.  Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving the company could trigger settlement accounting and could require the company to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

We engage in wholesale sales and purchases of electric capacity, energy and energy-related products as well as natural gas. As a result we are subject to market supply and commodity price risk.  Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis (mark-to-market accounting).  Actual settlements can vary significantly from estimated fair values recorded, and significant changes from the assumptions underlying our fair value estimates could cause significant earnings variability.

If we encounter market supply shortages or our suppliers are otherwise unable to meet their contractual obligations, we may be unable to fulfill our contractual obligations to our customers at previously anticipated costs.  Therefore, a significant disruption could cause us to seek alternative supply services at potentially higher costs or suffer increased liability for unfulfilled contractual obligations. Any significantly higher energy or fuel costs relative to corresponding sales commitments could have a negative impact on our cash flows and potentially result in economic losses.  Potential market supply shortages may not be fully resolved through alternative supply sources and may cause short-term disruptions in our ability to provide electric and/or natural gas services to our customers.  The impact of these cost and reliability issues depends on our operating conditions such as generation fuels mix, availability of water for cooling, availability of fuel transportation including rail shipments of coal, electric generation capacity, transmission, natural gas pipeline capacity, etc.

Our utility operations are subject to long-term planning risks.

Most electric utility investments are long-lived and are planned to be used for decades. Transmission and generation investments typically have long lead times, and therefore are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. The electric utility sector is undergoing a period of significant change. For example, public policy has driven increases in appliance and lighting efficiency and energy efficient buildings, wider adoption and lower cost of renewable generation and distributed generation, shifts away from coal generation to decrease carbon dioxide emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. These changes introduce additional uncertainty into long term planning which gives rise to a risk that the magnitude and timing of resource additions and growth in customer demand may not coincide, and that the preference for the types of additions may change from planning to execution.

The resource plans reviewed and approved by our state regulators assume continuation of the traditional utility cost of service model under which utility costs are recovered from customers as they receive the benefit of service. PSCo is engaged in significant and ongoing infrastructure investment programs to accommodate distributed generation and maintain high system reliability. PSCo is also investing in renewable and natural gas-fired generation to reduce our carbon dioxide emissions profile. Early plant retirements could expose us to premature financial obligations, which could result in less than full recovery of all remaining costs. Both decreasing use per customer driven by appliance and lighting efficiency and the availability of cost-effective distributed generation puts downward pressure on load growth. This could lead to under recovery of costs, excess resources to meet customer demand, and increases in electric rates.

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

The occurrence of any of these events not fully covered by insurance could have a material effect on our financial position and results of operations. For our natural gas transmission or distribution lines located near populated areas, the level of potential damages resulting from these risks is greater.

Additionally, the operating or other costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant. The Pipeline Safety Act requires verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. We have programs in place to comply with the Pipeline Safety Act and for systematic infrastructure monitoring and renewal over time. A significant incident could increase regulatory scrutiny and result in penalties and higher costs of operations.

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

As of Dec. 31, 2015, Xcel Energy Inc. and its utility subsidiaries had approximately $12.5 billion of long-term debt and $1.5 billion of short-term debt and current maturities.  Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2015, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $12.5 million and exposure of $0.1 million. Xcel Energy also had additional guarantees of $41.3 million at Dec. 31, 2015 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.  If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc.  In 2015, 2014 and 2013 we paid $330.8 million, $433.8 million and $263.9 million of dividends to Xcel Energy Inc., respectively.  If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs.  This could adversely affect our liquidity. The most restrictive dividend limitation for PSCo is imposed by its credit facility, which limits the debt-to-total capitalization ratio. See Item 5 for further discussion on dividend limitations.

Public Policy Risks

We may be subject to legislative and regulatory responses to climate change and emissions, with which compliance could be difficult and costly.

The EPA is regulating GHGs from power plants with state plans to achieve the EPA’s goals due by September 2018. Increased public awareness and concern regarding climate change may result in more state, regional and/or federal requirements to reduce or mitigate the effects of GHGs. Legislative and regulatory responses related to climate change and new interpretations of existing laws through climate change litigation create financial risk as our electric generating facilities may be subject to additional regulation at either the state or federal level in the future. Such regulations could impose substantial costs on our system. International agreements could have an impact to the extent they lead to future federal or state regulations.

The United States continues to participate in international negotiations related to the United Nations Framework Convention on Climate Change (UNFCCC). In December 2015, the 21st Conference of the Parties to the UNFCCC reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries (“nationally determined contributions”), with a goal of holding the increase in global average temperature to below 2o Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5o Celsius. The Paris Agreement could result in future additional GHG reductions in the United States.

We have been, and in the future may be, subject to climate change lawsuits. An adverse outcome in any of these cases could require substantial capital expenditures and could possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant. Such payments or expenditures could affect results of operations, cash flows and financial condition if such costs are not recovered through regulated rates.

The form and stringency of GHG regulation in the power sector has become more clear with the finalization of the Clean Power Plan by the EPA. The legality of the Clean Power Plan is being challenged in the courts. In addition, uncertainties remain regarding implementation plans in our states (and the federal plan imposed by the EPA for states who do not submit approvable plans), including what opportunities are available to reduce costs, whether and what type of emission trading will be available, how states will allocate the reduction burden among utilities, what actions are creditable and the indirect impact of carbon regulation on natural gas and coal prices.

An important factor is our ability to recover the costs incurred to comply with any regulatory requirements in a timely manner. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

We are also subject to a significant number of proposed and potential rules that will impact our coal-fired and other generation facilities. These include rules associated with emissions of SO2 and NOx, mercury, regional haze, ozone and particulate matter, water intakes, water discharges and ash management. The costs of investment to comply with these rules could be substantial and in some cases would lead to early retirement of coal units. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of up to $1 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas.  In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations.  If a serious reliability incident did occur, it could have a material effect on our operations or financial results. Some states have the authority to impose substantial penalties in the event of non-compliance.

We attempt to mitigate the risk of regulatory penalties through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions.  However, there is no guarantee our compliance program will be sufficient to ensure against violations.

Macroeconomic Risks

Economic conditions impact our business.

Our operations are affected by local, national and worldwide economic conditions. Growth in our customer base is correlated with economic conditions. While the number of customers is growing, sales growth is relatively modest due to an increased focus on energy efficiency including federal standards for appliance and lighting efficiency and distributed generation, primarily solar PV. Instability in the financial markets also may affect the cost of capital and our ability to raise capital, which is discussed in the capital market risk section above.

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

Our generation plants, fuel storage facilities, transmission and distribution facilities and information systems may be targets of terrorist activities.  Any such disruption could result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition and results of operations.  The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business.  We have already incurred increased costs for security and capital expenditures in response to these risks. In addition, we may experience additional capital and operating costs to implement security for our plants, such as additional physical plant security and additional security personnel.  We have also already incurred increased costs for compliance with NERC reliability standards associated with critical infrastructure protection. In addition, we may experience additional capital and operating costs to comply with the NERC critical infrastructure protection standards as they are implemented and clarified.

The insurance industry has also been affected by these events and the availability of insurance may decrease.  In addition, the insurance we are able to obtain may have higher deductibles, higher premiums and more restrictive policy terms.

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business.  Because our generation, the transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (severe storm, severe temperature extremes, generator or transmission facility outage, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation or any disruption of work force such as may be caused by flu or other epidemic) within our operating systems or on a neighboring system.  Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

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

Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as the information processed in our systems (e.g., information about our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error. Our industry has begun to see an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or exposing us to liability. Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third party service providers’ operations, could also negatively impact our business.  In addition, such an event would likely receive regulatory scrutiny at both the federal and state level.  We are unable to quantify the potential impact of cyber security threats or subsequent related actions.  These potential cyber security incidents and corresponding regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.

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

Although commodity prices are currently relatively low, if fuel costs increase, customer demand could decline and bad debt expense may rise, which could have a material impact on our results of operations. While we have fuel clause recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered.  Delays in the timing of the collection of fuel cost recoveries as compared with expenditures for fuel purchases could have an impact on our cash flows.  We are unable to predict future prices or the ultimate impact of such prices on our results of operations or cash flows.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by milder weather.

Our electric and natural gas utility businesses are seasonal, and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating.  Because natural gas is heavily used for residential and commercial heating, the demand depends heavily upon weather patterns throughout our service territory, and a significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer.  Unusually mild winters and summers could have an adverse effect on our financial condition, results of operations, or cash flows.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of PSCo is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2015 Net Dependable Capability (MW)
Steam:
Cherokee-Denver, Colo., 1 Unit	Coal	1968	352
Comanche-Pueblo, Colo.
Unit 1	Coal	1973	325
Unit 2	Coal	1975	335
Unit 3	Coal	2010	500	(a)
Craig-Craig, Colo., 2 Units	Coal	1979-1980	83	(b)
Hayden-Hayden, Colo., 2 Units	Coal	1965-1976	237	(c)
Pawnee-Brush, Colo., 1 Unit	Coal	1981	505
Valmont-Boulder, Colo., 1 Unit	Coal	1964	184
Combustion Turbine:
Cherokee-Denver, Colo., 3 Units	Natural Gas	2015	576
Blue Spruce-Aurora, Colo., 2 Units	Natural Gas	2003	264
Fort St. Vrain-Platteville, Colo., 6 Units	Natural Gas	1972-2009	969
Rocky Mountain-Keenesburg, Colo., 3 Units	Natural Gas	2004	580
Various locations, 6 Units	Natural Gas	Various	173
Hydro:
Cabin Creek-Georgetown, Colo.
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 9 Units	Hydro	Various	26
		Total	5,319

(a)	Based on PSCo’s ownership interest of 67 percent of Unit 3.

(b)	Based on PSCo’s ownership interest of 10 percent.

(c)	Based on PSCo’s ownership interest of 76 percent of Unit 1 and 37 percent of Unit 2.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2015:

Conductor Miles
345 KV	2,630
230 KV	12,553
138 KV	92
115 KV	4,925
Less than 115 KV	75,155

PSCo had 229 electric utility transmission and distribution substations at Dec. 31, 2015.

Natural gas utility mains at Dec. 31, 2015:

Miles
Transmission	2,278
Distribution	22,045

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

See Note 4 to the financial statements for further discussion of PSCo’s dividend policy.

The dividends declared during 2015 and 2014 were as follows:

(Thousands of Dollars)	2015	2014
First quarter	$80,650	$194,022
Second quarter	82,872	96,391
Third quarter	83,672	78,241
Fourth quarter	83,373	83,652

Item 6 — Selected Financial Data

This is omitted per conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

Item 7 — Management’s Discussion and Analysis of Financial Condition and Results of Operations

Discussion of financial condition and liquidity for PSCo is omitted per conditions set forth in general instructions I (1) (a) and (b) of Form 10-K for wholly owned subsidiaries.  It is replaced with management’s narrative analysis of the results of operations set forth in general instructions I (2) (a) of Form 10-K for wholly owned subsidiaries (reduced disclosure format).

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015 (including the items described under Factors Affecting Results of Operations; and the other risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K and Exhibit 99.01 hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth recovery; trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

PSCo’s net income was approximately $466.8 million for 2015, compared with approximately $455.2 million for 2014.  The increase is primarily due to the CACJA rider (partially offset by an electric base rate decrease), as well as a natural gas rate increase (interim, subject to refund) effective in October 2015, lower estimated electric earnings test refunds and the positive impact of weather. These positive factors were partially offset by higher property taxes, depreciation, O&M expenses, interest charges and lower AFUDC.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

(Millions of Dollars)	2015	2014
Electric revenues	$3,115	$3,126
Electric fuel and purchased power	(1,247)	(1,405)
Electric margin	$1,868	$1,721

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2015 vs. 2014
Fuel and purchased power cost recovery	$(147)
Retail rate decrease	(37)
Trading, including REC sales	(10)
CACJA non-fuel rider	94
Earnings test refunds	74
Estimated impact of weather	11
Firm wholesale	7
Other, net	(3)
Total decrease in electric revenues	$(11)

Electric Margin

(Millions of Dollars)	2015 vs. 2014
CACJA non-fuel rider	$94
Earnings test refunds	74
Estimated impact of weather	11
Firm wholesale	7
Retail rate decrease	(37)
Other, net	(2)
Total increase in electric margin	$147

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details natural gas revenues and margin:

(Millions of Dollars)	2015	2014
Natural gas revenues	$1,007	$1,215
Cost of natural gas sold and transported	(502)	(726)
Natural gas margin	$505	$489

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2015 vs. 2014
Purchased natural gas adjustment clause recovery	$(225)
Estimated impact of weather	(6)
DSM program revenues (offset by expenses)	(2)
Non-fuel riders, partially offset by expenses	18
Gas transport - Cherokee pipeline	5
Retail rate increase (interim, subject to refund)	4
Other, net	(2)
Total decrease in natural gas revenues	$(208)

Natural Gas Margin

(Millions of Dollars)	2015 vs. 2014
Non-fuel riders, partially offset by expenses	$18
Gas transport - Cherokee pipeline	5
Retail rate increase (interim, subject to refund)	4
Estimated impact of weather	(6)
DSM program revenues (offset by expenses)	(2)
Other, net	(3)
Total increase in natural gas margin	$16

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased by $10.1 million, or 1.3 percent, for 2015 compared with the same period in 2014.  The following table summarizes the changes in O&M expenses:

(Millions of Dollars)	2015 vs. 2014
Employee benefits	$8
Electric and gas distribution costs	6
Other, net	(4)
Total increase in O&M expenses	$10

DSM Program Expenses — DSM program expenses decreased $11.1 million, or 7.9 percent, for 2015 compared with 2014.  The lower expense is primarily attributable to lower electric and gas recovery rates. Lower conservation and DSM program expenses are generally offset by lower revenues.

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $32.5 million, or 8.6 percent, for 2015 compared with 2014.  The increase is primarily attributable to capital investments.

Taxes (Other Than Income Taxes) — Taxes (other than income taxes) increased by $33.4 million, or 20.6 percent, for 2015 compared with 2014. The increase is primarily due to higher property taxes.

AFUDC — AFUDC decreased by $44.0 million for 2015 compared with 2014.  The decrease was primarily due to implementation of the CACJA rider on Jan. 1, 2015, facilitating earlier and alternative recovery of construction costs.

Interest Charges — Interest charges increased by $5.5 million, or 3.2 percent, for 2015 compared with 2014.  The increase is primarily due to higher long-term debt levels, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense increased $34.8 million for 2015 compared with 2014.  The increase in income tax expense was primarily due to higher pretax earnings in 2015 and decreased permanent plant-related adjustments (e.g., AFUDC-equity) in 2015.  The ETR was 37.4 percent 2015 compared with 34.9 percent for 2014 due to these adjustments.

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

At Dec. 31, 2015, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
PSCo	1	128	(16)	—	—	112
1 — Prices actively quoted or based on actively quoted prices.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms for the years ended Dec. 31 were as follows:

(Thousands of Dollars)	2015	2014
Fair value of commodity trading net contract assets outstanding at Jan. 1	$—	$318
Contracts realized or settled during the period	14	(500)
Commodity trading contract additions and changes during the period	98	182
Fair value of commodity trading net contract assets outstanding at Dec. 31	$112	$—

At Dec. 31, 2015, a 10 percent increase in market prices for commodity trading contracts would decrease pretax income by approximately $0.1 million, whereas a 10 percent decrease would increase pretax income by approximately $0.1 million. At Dec. 31, 2014, there were no net commodity trading contract assets outstanding.

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

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2015	$0.10	$3.00	$0.28	$1.34	$0.06

Interest Rate Risk — PSCo is subject to the risk of fluctuating interest rates in the normal course of business.  PSCo’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At Dec. 31, 2015, a 100-basis-point change in the benchmark rate on PSCo’s variable rate debt would impact annual pretax interest expense by approximately $0.1 million, and at Dec. 31, 2014 a 100-basis-point change in the benchmark rate on PSCo’s variable rate debt would impact annual pretax interest expense by approximately $3.8 million. See Note 10 to the consolidated financial statements for a discussion of PSCo’s interest rate derivatives.

Credit Risk — PSCo is also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations.  PSCo maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2015, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $3.2 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $0.2 million.  At Dec. 31, 2014, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $13.6 million, while a decrease in prices of 10 percent would have resulted in a decrease in credit exposure of $4.1 million.

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

Commodity Derivatives — PSCo continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2015.  PSCo also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities.  The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at Dec. 31, 2015.

Commodity derivative assets and liabilities assigned to Level 3 typically consist of forwards and options that are long-term in nature. Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers.  When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3.  There were no Level 3 commodity derivative assets or liabilities at Dec. 31, 2015.

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

PSCo management assessed the effectiveness of PSCo’s internal control over financial reporting as of Dec. 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2015, PSCo’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ TERESA S. MADDEN
Ben Fowke	Teresa S. Madden
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Feb. 22, 2016	Feb. 22, 2016

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Public Service Company of Colorado

We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of Colorado and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2015. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of Colorado and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 22, 2016

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2015	2014	2013
Operating revenues
Electric	$3,115,257	$3,125,937	$3,081,171
Natural gas	1,006,666	1,215,324	1,080,703
Steam and other	41,590	41,888	40,754
Total operating revenues	4,163,513	4,383,149	4,202,628

Operating expenses
Electric fuel and purchased power	1,246,666	1,405,498	1,335,818
Cost of natural gas sold and transported	501,824	725,754	621,120
Cost of sales — steam and other	17,788	16,831	17,039
Operating and maintenance expenses	761,901	751,786	762,322
Demand side management program expenses	128,681	139,780	139,337
Depreciation and amortization	411,667	379,202	360,417
Taxes (other than income taxes)	195,285	161,928	137,816
Total operating expenses	3,263,812	3,580,779	3,373,869

Operating income	899,701	802,370	828,759

Other income, net	2,964	4,265	3,136
Allowance for funds used during construction — equity	14,485	46,784	33,173

Interest charges and financing costs
Interest charges — includes other financing costs of $6,285, $6,340, and $6,866, respectively	177,430	171,881	173,602
Allowance for funds used during construction — debt	(5,522)	(17,241)	(12,657)
Total interest charges and financing costs	171,908	154,640	160,945

Income before income taxes	745,242	698,779	704,123
Income taxes	278,440	243,591	250,740
Net income	$466,802	$455,188	$453,383

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2015	2014	2013
Net income	$466,802	$455,188	$453,383

Other comprehensive income (loss)

Derivative instruments:
Net fair value (decrease) increase, net of tax of $(20), $(43) and $5, respectively	(30)	(72)	9
Reclassification of losses (gains) to net income, net of tax of $39, $(287) and $(294), respectively	72	(468)	(476)

Other comprehensive income (loss)	42	(540)	(467)
Comprehensive income	$466,844	$454,648	$452,916

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended Dec. 31
	2015	2014	2013
Operating activities
Net income	$466,802	$455,188	$453,383
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	416,427	383,992	365,713
Demand side management program amortization	3,509	4,331	4,802
Deferred income taxes	277,896	227,823	316,253
Amortization of investment tax credits	(2,807)	(2,941)	(2,935)
Allowance for equity funds used during construction	(14,485)	(46,784)	(33,173)
Provision for bad debts	13,052	17,005	16,784
Net realized and unrealized hedging and derivative transactions	2,414	(2,578)	(3,571)
Other	2,500	—	—
Changes in operating assets and liabilities:
Accounts receivable	8,872	(42,921)	5,089
Accrued unbilled revenues	17,837	(23,132)	14,707
Inventories	33,417	(972)	(14,857)
Prepayments and other	10,483	(81,715)	(7,210)
Accounts payable	(40,982)	(22,789)	59,361
Net regulatory assets and liabilities	78,055	130,499	108,400
Other current liabilities	19,654	5,284	16,561
Pension and other employee benefit obligations	(23,449)	(38,905)	(48,886)
Change in other noncurrent assets	4,086	5,537	3,862
Change in other noncurrent liabilities	(35,334)	(19,130)	17,191
Net cash provided by operating activities	1,237,947	947,792	1,271,474

Investing activities
Utility capital/construction expenditures	(995,597)	(1,114,338)	(1,066,700)
Allowance for equity funds used during construction	14,485	46,784	33,173
Investments in utility money pool arrangement	(196,300)	(603,000)	(1,495,000)
Repayments from utility money pool arrangement	212,300	659,000	1,423,000
Net cash used in investing activities	(965,112)	(1,011,554)	(1,105,527)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(368,000)	382,000	(154,000)
Borrowings under utility money pool arrangement	165,000	333,000	14,000
Repayments under utility money pool arrangement	(165,000)	(333,000)	(14,000)
Proceeds from issuance of long-term debt	246,751	295,598	492,313
Repayments of long-term debt	—	(275,000)	(250,000)
Capital contributions from parent	175,210	81,498	25,621
Dividends paid to parent	(330,846)	(433,788)	(263,942)
Net cash (used in) provided by financing activities	(276,885)	50,308	(150,008)

Net change in cash and cash equivalents	(4,050)	(13,454)	15,939
Cash and cash equivalents at beginning of period	7,635	21,089	5,150
Cash and cash equivalents at end of period	$3,585	$7,635	$21,089

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(165,546)	$(150,011)	$(155,457)
Cash received (paid) for income taxes, net	13,822	(91,810)	34,946
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$106,912	$139,616	$142,103

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Dec. 31
	2015	2014
Assets
Current assets
Cash and cash equivalents	$3,585	$7,635
Accounts receivable, net	300,882	322,885
Accounts receivable from affiliates	4,909	50,842
Investments in utility money pool arrangement	—	16,000
Accrued unbilled revenues	276,212	294,049
Inventories	205,562	238,979
Regulatory assets	92,072	120,120
Deferred income taxes	62,662	64,587
Derivative instruments	1,945	1,731
Prepaid taxes	81,162	90,365
Prepayments and other	22,698	23,979
Total current assets	1,051,689	1,231,172

Property, plant and equipment, net	12,172,211	11,626,956

Other assets
Regulatory assets	906,275	903,973
Derivative instruments	3,478	5,176
Other	44,819	48,506
Total other assets	954,572	957,655
Total assets	$14,178,472	$13,815,783

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$8,103	$8,178
Short-term debt	14,000	382,000
Accounts payable	352,701	425,133
Accounts payable to affiliates	76,643	46,736
Regulatory liabilities	152,823	134,459
Taxes accrued	166,660	159,470
Accrued interest	49,698	48,409
Dividends payable to parent	83,374	83,652
Derivative instruments	8,881	5,774
Other	78,910	72,002
Total current liabilities	991,793	1,365,813

Deferred credits and other liabilities
Deferred income taxes	2,720,860	2,437,641
Deferred investment tax credits	33,466	36,273
Regulatory liabilities	471,421	464,421
Asset retirement obligations	240,508	225,296
Derivative instruments	13,020	18,257
Customer advances	198,526	229,990
Pension and employee benefit obligations	200,774	202,031
Other	63,864	68,171
Total deferred credits and other liabilities	3,942,439	3,682,080

Commitments and contingencies
Capitalization
Long-term debt	4,124,088	3,882,051
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Dec. 31, 2015 and 2014, respectively	—	—
Additional paid in capital	3,620,824	3,522,788
Retained earnings	1,523,164	1,386,929
Accumulated other comprehensive loss	(23,836)	(23,878)
Total common stockholder’s equity	5,120,152	4,885,839
Total liabilities and equity	$14,178,472	$13,815,783

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in thousands, except share and per share data)

	Common Stock Issued				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2012	100	$—	$3,415,669	$1,192,937	$(22,871)	$4,585,735
Net income				453,383		453,383
Other comprehensive loss					(467)	(467)
Common dividends declared to parent				(262,273)		(262,273)
Contribution of capital by parent			25,621			25,621
Balance at Dec. 31, 2013	100	$—	$3,441,290	$1,384,047	$(23,338)	$4,801,999
Net income				455,188		455,188
Other comprehensive loss					(540)	(540)
Common dividends declared to parent				(452,306)		(452,306)
Contribution of capital by parent			81,498			81,498
Balance at Dec. 31, 2014	100	$—	$3,522,788	$1,386,929	$(23,878)	$4,885,839
Net income				466,802		466,802
Other comprehensive income					42	42
Common dividends declared to parent				(330,567)		(330,567)
Contribution of capital by parent			98,036			98,036
Balance at Dec. 31, 2015	100	$—	$3,620,824	$1,523,164	$(23,836)	$5,120,152

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(amounts in thousands, except share and per share data)

	Dec. 31
	2015	2014
Long-Term Debt
First Mortgage Bonds, Series due:
Sept. 1, 2017, 4.375% (a)	129,500	129,500
Aug. 1, 2018, 5.8%	300,000	300,000
June 1, 2019, 5.125%	400,000	400,000
Nov. 15, 2020, 3.2%	400,000	400,000
Sept. 15, 2022, 2.25%	300,000	300,000
March 15, 2023, 2.5%	250,000	250,000
May 15, 2025, 2.9%	250,000	—
Sept. 1, 2037, 6.25%	350,000	350,000
Aug. 1, 2038, 6.5%	300,000	300,000
Aug. 15, 2041, 4.75%	250,000	250,000
Sept. 15, 2042, 3.6%	500,000	500,000
March 15, 2043, 3.95%	250,000	250,000
March 15, 2044, 4.3%	300,000	300,000
Capital lease obligations, through 2060, 11.2% — 14.3%	164,031	172,209
Unamortized discount	(11,340)	(11,480)
Total	4,132,191	3,890,229
Less current maturities	8,103	8,178
Total long-term debt	$4,124,088	$3,882,051
Common Stockholder’s Equity
Common Stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Dec. 31, 2015 and 2014, respectively.	$—	$—
Additional paid-in capital	3,620,824	3,522,788
Retained earnings	1,523,164	1,386,929
Accumulated other comprehensive loss	(23,836)	(23,878)
Total common stockholder’s equity	$5,120,152	$4,885,839

(a)	Pollution control financing.

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

•
Certain credits, which would otherwise be reflected as income or OCI, are deferred as regulatory liabilities based on the expectation the amounts will be returned to customers in future rates, or because the amounts were collected in rates prior to the costs being incurred.

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

Revenue Recognition — Revenues related to the sale of energy are generally recorded when service is rendered or energy is delivered to customers. However, the determination of the energy sales to individual customers is based on the reading of their meter, which occurs on a systematic basis throughout the month.  At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated and the corresponding unbilled revenue is recognized.  PSCo presents its revenues net of any excise or other fiduciary-type taxes or fees.

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

Certain rate rider mechanisms qualify for alternative revenue recognition under generally accepted accounting principles. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety, or other mandate. When certain criteria are met, revenue is recognized equal to the revenue requirement, including return on rate base items, for the qualified mechanisms. The mechanisms are revised periodically for differences between the total amount collected under the riders and the revenue recognized, which may increase or decrease the level of revenue collected from customers.

Conservation Programs — PSCo has implemented programs to assist its retail customers in conserving energy and reducing peak demand on the electric and natural gas systems.  These programs include approximately 20 unique DSM products, pilots and services for commercial and industrial customers, as well as approximately 23 DSM products, pilots and services for residential and low-income customers. Overall, the DSM portfolio provides rebates and/or incentives for nearly 1,000 unique measures.

The costs incurred for DSM programs are deferred if it is probable future revenue will be provided to permit recovery of the incurred cost. Recorded revenues for incentive programs designed for recovery of DSM program costs and/or conservation performance incentives are limited to amounts expected to be collected within 24 months from the annual period in which they are earned.

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

PSCo records depreciation expense related to its plant using the straight-line method over the plant’s useful life.  Actuarial life studies are performed and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, was approximately 2.7, 2.7 and 2.8 percent for the years ended Dec. 31, 2015, 2014 and 2013, respectively.

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

Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize only applies to federal ITCs. Utility rate regulation also has resulted in the recognition of certain regulatory assets and liabilities related to income taxes, which are summarized in Note 13.

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

Estimated remediation costs, excluding inflationary increases, are recorded based on experience, an assessment of the current situation and the technology currently available for use in the remediation.  The recorded costs are regularly adjusted as estimates are revised and remediation proceeds.  If other participating PRPs exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for PSCo’s expected share of the cost.  Any future costs of restoring sites where operation may extend indefinitely are treated as a capitalized cost of plant retirement.  The depreciation expense levels recoverable in rates include a provision for removal expenses, which may include final remediation costs.  Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability.

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

Recently Issued

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a framework for the recognition of revenue, with the objective that recognized revenues properly reflect amounts an entity is entitled to receive in exchange for goods and services. The new guidance also includes additional disclosure requirements regarding revenue, cash flows and obligations related to contracts with customers. As a result of the FASB’s July 2015 deferral of the standard’s required implementation date, the guidance is effective for interim and annual reporting periods beginning after Dec. 15, 2017. PSCo is currently evaluating the impact of adopting ASU 2014-09 on its consolidated financial statements.

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

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which removes the requirement to categorize fair value measurements using a net asset value methodology in the fair value hierarchy. This guidance will be effective on a retrospective basis, effective for interim and annual reporting periods beginning after Dec. 15, 2015, and early adoption is permitted. Other than the reduced disclosure requirements, PSCo does not expect the implementation of ASU 2015-07 to have a material impact on its consolidated financial statements.

Presentation of Deferred Taxes — In November 2015, the FASB issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No 2015-17), which removes the requirement to present deferred tax assets and liabilities as current and noncurrent on the balance sheet based on the classification of the related asset or liability, and instead requires classification of all deferred tax assets and liabilities as noncurrent. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2016, and early adoption is permitted. Other than the prescribed classification of all deferred tax assets and liabilities as noncurrent, PSCo does not expect the implementation of ASU 2015-17 to have a material impact on its consolidated financial statements.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. Under the new guidance, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. PSCo is currently evaluating the impact of adopting ASU 2016-01 on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2015	Dec. 31, 2014
Accounts receivable, net
Accounts receivable	$321,004	$346,007
Less allowance for bad debts	(20,122)	(23,122)
	$300,882	$322,885

(Thousands of Dollars)	Dec. 31, 2015	Dec. 31, 2014
Inventories
Materials and supplies	$58,128	$55,491
Fuel	78,586	80,963
Natural gas	68,848	102,525
	$205,562	$238,979

(Thousands of Dollars)	Dec. 31, 2015	Dec. 31, 2014
Property, plant and equipment, net
Electric plant	$11,856,126	$10,927,867
Natural gas plant	3,420,249	3,210,242
Common and other property	862,840	827,708
Plant to be retired (a)	38,249	71,534
Construction work in progress	408,963	828,620
Total property, plant and equipment	16,586,427	15,865,971
Less accumulated depreciation	(4,414,216)	(4,239,015)
	$12,172,211	$11,626,956

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2015
Borrowing limit	$250
Amount outstanding at period end	—
Average amount outstanding	4
Maximum amount outstanding	34
Weighted average interest rate, computed on a daily basis	0.36%
Weighted average interest rate at period end	N/A

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2015	Twelve Months Ended Dec. 31, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$250	$250	$250
Amount outstanding at period end	—	—	—
Average amount outstanding	1	4	—
Maximum amount outstanding	34	97	12
Weighted average interest rate, computed on a daily basis	0.41%	0.25%	0.36%
Weighted average interest rate at period end	N/A	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper borrowings for PSCo were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2014
Borrowing limit	$700
Amount outstanding at period end	14
Average amount outstanding	14
Maximum amount outstanding	68
Weighted average interest rate, computed on a daily basis	0.50%
Weighted average interest rate at period end	0.60

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2015	Twelve Months Ended Dec. 31, 2014	Twelve Months Ended Dec. 31, 2013
Borrowing limit	$700	$700	$700
Amount outstanding at period end	14	382	—
Average amount outstanding	95	167	38
Maximum amount outstanding	449	393	332
Weighted average interest rate, computed on a daily basis	0.51%	0.31%	0.34%
Weighted average interest rate at period end	0.60	0.65	N/A

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2015 and 2014, there were $4 million and $6 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

Credit Agreement — PSCo has a five-year credit agreement with a syndicate of banks. The total size of the credit facility is $700 million and the credit facility matures in October 2019.

PSCo has the right to request an extension of the termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.

Other features of PSCo’s credit facility include:

•	PSCo may increase its credit facility by up to $100 million.

•
The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65 percent. PSCo was in compliance as its debt-to-total capitalization ratio was 45 percent and 47 percent at Dec. 31, 2015 and 2014, respectively. If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides PSCo will be in default on its borrowings under the facility if PSCo or any of its subsidiaries whose total assets exceed 15 percent of PSCo’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	PSCo was in compliance with all financial covenants on its debt agreements as of Dec. 31, 2015 and 2014.

•	The interest rates under the line of credit are based on Eurodollar borrowing margins ranging from 87.5 to 175 basis points per year based on the applicable long-term credit ratings.

•	The commitment fees, also based on applicable long-term credit ratings, are calculated on the unused portion of the lines of credit at a range of 7.5 to 27.5 basis points per year.

At Dec. 31, 2015, PSCo had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$700	$18	$682

(a)	This credit facility matures in October 2019.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Dec. 31, 2015 and 2014.

Long-Term Borrowings

Generally, all real and personal property of PSCo is subject to the liens of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses associated with refinanced debt are deferred and amortized over the life of the related new issuance, in accordance with regulatory guidelines.

In 2015, PSCo issued $250 million of 2.9 percent first mortgage bonds due May 15, 2025. In 2014, PSCo issued $300 million of 4.30 percent first mortgage bonds due March 15, 2044.

During the next five years, PSCo has long-term debt maturities of $130 million, $300 million, $400 million and $400 million due in 2017, 2018, 2019 and 2020, respectively.

Deferred Financing Costs — Other assets included deferred financing costs of approximately $26.6 million and $26.5 million, net of amortization, at Dec. 31, 2015 and 2014, respectively.  PSCo is amortizing these financing costs over the remaining maturity periods of the related debt.

Dividend Restrictions — PSCo’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts; payment of dividends is allowed out of retained earnings only.

5.	Preferred Stock

PSCo has authorized the issuance of preferred stock.

Preferred Shares Authorized	Par Value	Preferred Shares Outstanding
10,000,000	$0.01	None

6.	Joint Ownership of Generation, Transmission and Gas Facilities

Following are the investments by PSCo in jointly owned generation, transmission and gas facilities and the related ownership percentages as of Dec. 31, 2015:

(Thousands of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Ownership %
Electric Generation:
Hayden Unit 1	$155,159	$69,679	$147	76%
Hayden Unit 2	121,486	61,780	20,840	37
Hayden Common Facilities	37,756	17,910	321	53
Craig Units 1 and 2	60,158	36,570	8,518	10
Craig Common Facilities 1, 2 and 3	37,418	18,520	505	7
Comanche Unit 3	892,340	95,029	452	67
Comanche Common Facilities	23,826	1,430	894	82
Electric Transmission:
Transmission and other facilities, including substations	152,460	62,324	5,378	Various
Gas Transportation:
Rifle, Colo. to Avon, Colo.	19,928	7,165	—	60
Gas Transportation Compressor	$8,353	$124	$127	50
Total	$1,508,884	$370,531	$37,182

PSCo has approximately 820 MW of jointly owned generating capacity.  PSCo’s share of operating expenses and construction expenditures are included in the applicable utility accounts.  Each of the respective owners is responsible for providing its own financing.

7.	Income Taxes

Consolidated Appropriations Act, 2016 - In December 2015, the Consolidated Appropriations Act, 2016 (Act) was signed into law. The Act provides for the following:

•
Immediate expensing, or “bonus depreciation,” of 50 percent for property placed in service in 2015, 2016, and 2017; 40 percent for property placed in service in 2018; and 30 percent for property placed in service in 2019. Additionally, some longer production period property placed in service in 2020 will be eligible for bonus depreciation;

•
PTCs at 100 percent of the credit rate ($0.023 per KWh) for wind energy projects that begin construction by the end of 2016; 80 percent of the credit rate for projects that begin construction in 2017; 60 percent of the credit rate for projects that begin construction in 2018; and 40 percent of the credit rate for projects that begin construction in 2019. The wind energy PTC was not extended for projects that begin construction after 2019;

•
ITCs at 30 percent for commercial solar projects that begin construction by the end of 2019; 26 percent for projects that begin construction in 2020; 22 percent for projects that begin construction in 2021; and 10 percent for projects thereafter;

•	R&E credit was permanently extended; and

•	Delay of two years (until 2020) of the excise tax on certain employer-provided health insurance plans.

The accounting related to the Act was recorded beginning in the fourth quarter of 2015 because a change in tax law is accounted for beginning in the period of enactment.

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

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return.  In the third quarter of 2012, the IRS commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of Dec. 31, 2015, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 and 2013 claims, the recently filed 2014 claim, and the anticipated claim for 2015.  PSCo is not expected to accrue any income tax expense related to this adjustment. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals); however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy's 2009 through 2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the Appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Dec. 31, 2015, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2015	Dec. 31, 2014
Unrecognized tax benefit — Permanent tax positions	$2.4	$1.9
Unrecognized tax benefit — Temporary tax positions	15.0	10.0
Total unrecognized tax benefit	$17.4	$11.9

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2015	2014	2013
Balance at Jan. 1	$11.9	$8.4	$9.6
Additions based on tax positions related to the current year	4.5	3.7	3.9
Reductions based on tax positions related to the current year	(1.5)	(0.7)	—
Additions for tax positions of prior years	2.5	2.8	3.3
Reductions for tax positions of prior years	—	(1.2)	(0.9)
Settlements with taxing authorities	—	(1.1)	(7.5)
Balance at Dec. 31	$17.4	$11.9	$8.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2015	Dec. 31, 2014
NOL and tax credit carryforwards	$(4.3)	$(3.9)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress and state audits resume. As the IRS Appeals and audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $11 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at Dec. 31, 2015, 2014 and 2013 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2015, 2014 or 2013.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2015	2014
Federal NOL carryforward	$328	$320
Federal tax credit carryforwards	24	22
State NOL carryforwards	684	690
State tax credit carryforwards, net of federal detriment (a)	13	12
Valuation allowances for state credit carryforwards, net of federal detriment (b)	(1)	—

(a)	State tax credit carryforwards are net of federal detriment of $7 million and $7 million as of Dec. 31, 2015 and 2014, respectively.

(b)	Valuation allowances for state tax credit carryforwards were net of federal benefit of $1 million as of Dec. 31, 2015.

The federal carryforward periods expire between 2021 and 2035.  The state carryforward periods expire between 2017 and 2033.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.  The following reconciles such differences for the years ending Dec. 31:

	2015	2014	2013
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	3.2	2.8	3.0
Change in unrecognized tax benefits	0.1	(0.1)	0.1
Regulatory differences — utility plant items	(0.3)	(2.1)	(1.4)
Tax credits recognized, net of federal income tax expense	(0.7)	(0.8)	(0.8)
Other, net	0.1	0.1	(0.3)
Effective income tax rate	37.4%	34.9%	35.6%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2015	2014	2013
Current federal tax (benefit) expense	$(1,166)	$9,550	$(52,408)
Current state tax (benefit) expense	(727)	2,611	(7,252)
Current change in unrecognized tax expense (benefit)	5,244	6,548	(2,918)
Deferred federal tax expense	246,096	208,781	273,916
Deferred state tax expense	36,450	26,196	38,243
Deferred change in unrecognized tax (benefit) expense	(4,650)	(7,154)	4,094
Deferred investment tax credits	(2,807)	(2,941)	(2,935)
Total income tax expense	$278,440	$243,591	$250,740

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2015	2014	2013
Deferred tax expense excluding items below	$285,144	$254,142	$335,580
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(7,229)	(26,649)	(19,616)
Tax benefit allocated to other comprehensive income and other	(19)	330	289
Deferred tax expense	$277,896	$227,823	$316,253

The components of the net deferred tax liability (current and noncurrent) at Dec. 31 were as follows:

(Thousands of Dollars)	2015	2014
Deferred tax liabilities:
Differences between book and tax bases of property	$2,772,043	$2,467,260
Employee benefits	105,049	110,556
Other	101,219	140,080
Total deferred tax liabilities	$2,978,311	$2,717,896
Deferred tax assets:
NOL carryforward	$147,763	$143,158
Unbilled revenue - fuel costs	48,181	57,654
Rate refund	23,352	43,735
Tax credit carryforward	35,240	34,493
Regulatory liabilities	17,201	14,549
Deferred investment tax credits	12,718	13,781
Other	35,658	37,472
Total deferred tax assets	$320,113	$344,842
Net deferred tax liability	$2,658,198	$2,373,054

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

Xcel Energy, which includes PSCo, offers various benefit plans to its employees. Approximately 77 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2015, PSCo had 2,024 bargaining employees covered under a collective-bargaining agreement, which expires in May 2017.

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

Investments in equity securities and other funds — Equity securities are valued using quoted prices in active markets. Preferred stock is valued using recent trades and quoted prices of similar securities. The fair values for commingled funds, private equity investments and real estate investments are measured using net asset values, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. The investments in commingled funds may be redeemed for net asset value with proper notice. Proper notice varies by fund and can range from daily with one or two days notice to annually with 90 days notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Unscheduled distributions from real estate investments may be redeemed with proper notice, which is typically quarterly with 45-90 days notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity. Based on the plan’s evaluation of its ability to redeem private equity and real estate investments, fair value measurements for private equity and real estate investments have been assigned a Level 3.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2015 and 2014 were $41.8 million and $46.5 million, respectively, of which $3.6 million and $3.8 million were attributable to PSCo. In 2015 and 2014, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $9.5 million and $4.7 million, respectively, of which $0.6 million in each year was attributable to PSCo. Benefits for these unfunded plans are paid out of Xcel Energy’s consolidated operating cash flows.

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

•	Investment returns in 2015 were below the assumed level of 6.81 percent;

•	Investment returns in 2014 were above the assumed level of 6.81 percent;

•	Investment returns in 2013 were below the assumed level of 6.47 percent; and

•	In 2016, PSCo’s expected investment-return assumption is 6.84 percent.

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

The following table presents the target pension asset allocations for PSCo at Dec. 31 for the upcoming year:

	2015	2014
Domestic and international equity securities	36%	32%
Long-duration fixed income and interest rate swap securities	32	35
Short-to-intermediate fixed income securities	12	12
Alternative investments	18	18
Cash	2	3
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, PSCo’s pension plan assets that are measured at fair value as of Dec. 31, 2015 and 2014:

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$81,954	$—	$—	$81,954
Derivatives	—	1,204	—	1,204
Government securities	—	214,341	—	214,341
Corporate bonds	—	86,914	—	86,914
Asset-backed securities	—	881	—	881
Common stock	28,797	—	—	28,797
Private equity investments	—	—	34,353	34,353
Commingled funds	—	573,009	—	573,009
Real estate	—	—	18,681	18,681
Other	—	(3,453)	—	(3,453)
Total	$110,751	$872,896	$53,034	$1,036,681

	Dec. 31, 2014
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$82,486	$—	$—	$82,486
Derivatives	—	508	—	508
Government securities	—	180,912	—	180,912
Corporate bonds	—	115,593	—	115,593
Asset-backed securities	—	1,360	—	1,360
Mortgage-backed securities	—	3,997	—	3,997
Common stock	37,067	—	—	37,067
Private equity investments	—	—	50,210	50,210
Commingled funds	—	629,439	—	629,439
Real estate	—	—	18,410	18,410
Securities lending collateral obligation and other	—	(16,117)	—	(16,117)
Total	$119,553	$915,692	$68,620	$1,103,865

The following tables present the changes in PSCo’s Level 3 pension plan assets for the years ended Dec. 31, 2015, 2014 and 2013:

(Thousands of Dollars)	Jan. 1, 2015	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2015
Private equity investments	$50,210	$7,636	$(20,036)	$(3,457)	$—	$34,353
Real estate	18,410	1,925	(2,371)	717	—	18,681
Total	$68,620	$9,561	$(22,407)	$(2,740)	$—	$53,034

(Thousands of Dollars)	Jan. 1, 2014	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances and Settlements, Net	Transfers Out of Level 3	Dec. 31, 2014
Private equity investments	$49,022	$8,495	$(4,299)	$(3,008)	$—	$50,210
Real estate	15,556	1,180	(302)	1,976	—	18,410
Total	$64,578	$9,675	$(4,601)	$(1,032)	$—	$68,620

(Thousands of Dollars)	Jan. 1, 2013	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances, and Settlements, Net	Transfers Out of Level 3 (a)	Dec. 31, 2013
Asset-backed securities	$4,604	$—	$—	$—	$(4,604)	$—
Mortgage-backed securities	12,058	—	—	—	(12,058)	—
Private equity investments	47,056	7,074	(4,027)	(1,081)	—	49,022
Real estate	19,273	(870)	3,769	3,048	(9,664)	15,556
Total	$82,991	$6,204	$(258)	$1,967	$(26,326)	$64,578

(a)
Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements and were subsequently sold during 2013.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for PSCo is presented in the following table:

(Thousands of Dollars)	2015	2014
Accumulated Benefit Obligation at Dec. 31	$1,192,798	$1,249,739

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$1,277,957	$1,152,836
Service cost	28,260	23,939
Interest cost	50,857	53,277
Transfer to other plan	(2,938)	(13,404)
Actuarial (gain) loss	(54,737)	133,215
Benefit payments	(74,749)	(71,906)
Obligation at Dec. 31	$1,224,650	$1,277,957

(Thousands of Dollars)	2015	2014
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$1,103,865	$1,067,057
Actual (loss) return on plan assets	(9,122)	84,871
Employer contributions	20,056	35,156
Transfer to other plan	(3,369)	(11,313)
Benefit payments	(74,749)	(71,906)
Fair value of plan assets at Dec. 31	$1,036,681	$1,103,865

(Thousands of Dollars)	2015	2014
Funded Status of Plans at Dec. 31:
Funded status (a)	$(187,969)	$(174,092)

(a)	Amounts are recognized in noncurrent liabilities on PSCo’s consolidated balance sheets.

(Thousands of Dollars)	2015	2014
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$521,703	$530,674
Prior service credit	(15,572)	(18,708)
Total	$506,131	$511,966

(Thousands of Dollars)	2015	2014
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$28,852	$31,774
Noncurrent regulatory assets	477,279	480,192
Total	$506,131	$511,966

Measurement date	Dec. 31, 2015	Dec. 31, 2014

	2015	2014
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.66%	4.11%
Expected average long-term increase in compensation level	4.00	3.75
Mortality table	RP 2014	RP 2014

Mortality — In 2014, the Society of Actuaries published a new mortality table and projection scale that increased the overall life expectancy of males and females. PSCo has reviewed its own population through a credibility analysis and adopted the RP 2014 table, with modifications, based on its population and specific experience. During 2015, a new projection table was released (MP 2015). PSCo evaluated the updated projection table and concluded that the methodology adopted at Dec. 31, 2014 is consistent with the recently updated table and continues to be representative of its population.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2013 through 2016 to meet minimum funding requirements.

Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$125.0 million in January 2016, of which $16.8 million was attributable to PSCo;

•	$90.1 million in 2015, of which $20.1 million was attributable to PSCo;

•	$130.6 million in 2014, of which $35.2 million was attributable to PSCo; and

•	$192.4 million in 2013, of which $44.6 million was attributable to PSCo.

For future years, Xcel Energy and PSCo anticipate contributions will be made as necessary.

Plan Amendments — In 2015 and 2014, there were no plan amendments made which affected the benefit obligation.

Benefit Costs — The components of PSCo’s net periodic pension cost were:

(Thousands of Dollars)	2015	2014	2013
Service cost	$28,260	$23,939	$25,206
Interest cost	50,857	53,277	46,160
Expected return on plan assets	(72,590)	(70,709)	(63,821)
Amortization of prior service credit	(3,136)	(3,092)	(1,064)
Amortization of net loss	36,377	33,892	43,418
Net periodic pension cost	39,768	37,307	49,899
Costs not recognized due to effects of regulation	(1,464)	—	—
Net benefit cost recognized for financial reporting	$38,304	$37,307	$49,899

	2015	2014	2013
Significant Assumptions Used to Measure Costs:
Discount rate	4.11%	4.75%	4.00%
Expected average long-term increase in compensation level	3.75	3.75	3.75
Expected average long-term rate of return on assets	6.81	6.81	6.47

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy Inc., costs are allocated to PSCo based on Xcel Energy Services Inc. employees’ labor costs. Amounts allocated to PSCo were $9.9 million, $9.4 million and $11.6 million in 2015, 2014 and 2013, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2016 pension cost calculations is 6.84 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy, including PSCo, uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year. As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes PSCo, maintains 401(k) and other defined contribution plans that cover substantially all employees. The expense to these plans for PSCo was approximately $9.5 million in 2015, $9.1 million in 2014 and $8.7 million in 2013.

Postretirement Health Care Benefits

Xcel Energy, which includes PSCo, has a contributory health and welfare benefit plan that provides health care and death benefits to certain retirees. Xcel Energy discontinued contributing toward health care benefits for PSCo nonbargaining employees retiring after June 30, 2003. Employees of NCE who retired in 2002 continue to receive employer-subsidized health care benefits. Nonbargaining employees of the former NCE who retired after 1998, bargaining employees of the former NCE who retired after 1999 and nonbargaining employees of NCE who retired after June 30, 2003, are eligible to participate in the Xcel Energy health care program with no employer subsidy.

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

The following table presents the target postretirement asset allocations for Xcel Energy Inc. and PSCo at Dec. 31 for the upcoming year:

	2015	2014
Domestic and international equity securities	25%	25%
Short-to-intermediate fixed income securities	57	57
Alternative investments	13	13
Cash	5	5
Total	100%	100%

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

The following tables present, for each of the fair value hierarchy levels, PSCo’s proportionate allocation of the total postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2015 and 2014:

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents	$17,524	$—	$—	$17,524
Government securities	—	35,016	—	35,016
Insurance contracts	—	42,123	—	42,123
Corporate bonds	—	65,031	—	65,031
Asset-backed securities	—	25,602	—	25,602
Mortgage-backed securities	—	31,778	—	31,778
Commingled funds	—	182,736	—	182,736
Other	—	(368)	—	(368)
Total	$17,524	$381,918	$—	$399,442

	Dec. 31, 2014
(Thousands of Dollars)	Level 1	Level 2	Level 3	Total
Cash equivalents (a)	$23,566	$—	$—	$23,566
Derivatives	—	166	—	166
Government securities	—	43,494	—	43,494
Insurance contracts	—	45,075	—	45,075
Corporate bonds	—	48,527	—	48,527
Asset-backed securities	—	3,240	—	3,240
Mortgage-backed securities	—	10,071	—	10,071
Commingled funds	—	252,790	—	252,790
Other	—	(1,647)	—	(1,647)
Total	$23,566	$401,716	$—	$425,282

(a)	Includes restricted cash of $0.9 million at Dec. 31, 2014.

For the years ended Dec. 31, 2015 and 2014, there were no assets transferred in or out of Level 3. The following table presents the changes in PSCo’s Level 3 postretirement benefit plan assets for the year ended Dec. 31, 2013:

(Thousands of Dollars)	Jan. 1, 2013	Net Realized Gains (Losses)	Net Unrealized Gains (Losses)	Purchases, Issuances, and Settlements, Net	Transfers Out of Level 3 (a)	Dec. 31, 2013
Asset-backed securities	$670	$—	$—	$—	$(670)	$—
Mortgage-backed securities	35,394	—	—	—	(35,394)	—
Total	$36,064	$—	$—	$—	$(36,064)	$—

(a)
Transfers out of Level 3 into Level 2 were principally due to diminished use of unobservable inputs that were previously significant to these fair value measurements and were subsequently sold during 2013.

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for PSCo is presented in the following table:

(Thousands of Dollars)	2015	2014
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$443,753	$508,971
Service cost	928	1,915
Interest cost	17,498	23,704
Medicare subsidy reimbursements	1,712	1,753
Plan participants’ contributions	4,961	4,625
Actuarial gain	(32,001)	(63,130)
Benefit payments	(33,277)	(34,085)
Obligation at Dec. 31	$403,574	$443,753

(Thousands of Dollars)	2015	2014
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$425,282	$438,193
Actual (loss) return on plan assets	(3,076)	11,060
Plan participants’ contributions	4,961	4,625
Employer contributions	5,552	5,489
Benefit payments	(33,277)	(34,085)
Fair value of plan assets at Dec. 31	$399,442	$425,282

(Thousands of Dollars)	2015	2014
Funded Status at Dec. 31:
Funded status (a)	$(4,132)	$(18,471)

(a)	Amounts are recognized in noncurrent liabilities on PSCo’s consolidated balance sheets.

(Thousands of Dollars)	2015	2014
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$49,226	$56,823
Prior service credit	(33,942)	(40,189)
Total	$15,284	$16,634

(Thousands of Dollars)	2015	2014
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Noncurrent regulatory assets	$15,284	$16,634

Measurement date	Dec. 31, 2015	Dec. 31, 2014

	2015	2014
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.65%	4.08%
Mortality table	RP 2014	RP 2014
Health care costs trend rate — initial	6.00%	6.50%

Effective Jan. 1, 2016, the initial medical trend rate was decreased from 6.5 percent to 6.0 percent. The ultimate trend assumption remained at 4.5 percent. The period until the ultimate rate is reached is three years. Xcel Energy Inc. and PSCo base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on PSCo:

	One-Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$38,946	$(33,136)
Service and interest components	2,093	(1,743)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy, which includes PSCo, contributed $18.3 million, $17.1 million and $17.6 million during 2015, 2014 and 2013, respectively, of which $5.6 million, $5.5 million and $7.0 million were attributable to PSCo. Xcel Energy expects to contribute approximately $12.3 million during 2016, of which amounts attributable to PSCo will be zero.

Plan Amendments — In 2015 and 2014 there were no plan amendments made which affected the projected benefit obligation.

Benefit Costs — The components of PSCo’s net periodic postretirement benefit costs were:

(Thousands of Dollars)	2015	2014	2013
Service cost	$928	$1,915	$2,564
Interest cost	17,498	23,704	22,210
Expected return on plan assets	(23,803)	(30,214)	(29,227)
Amortization of transition obligation	—	—	785
Amortization of prior service credit	(6,247)	(6,247)	(7,666)
Amortization of net loss	2,475	6,434	13,699
Net periodic postretirement benefit (credit) cost	$(9,149)	$(4,408)	$2,365

	2015	2014	2013
Significant Assumptions Used to Measure Costs:
Discount rate	4.08%	4.82%	4.10%
Expected average long-term rate of return on assets	5.80	7.18	7.11

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy Inc., costs are allocated to PSCo based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists PSCo’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2016	$77,898	$32,197	$2,234	$29,963
2017	77,952	32,356	2,373	29,983
2018	80,583	32,381	2,517	29,864
2019	82,760	32,402	2,647	29,755
2020	83,372	33,093	2,753	30,340
2021-2025	430,762	158,040	15,450	142,590

9.	Other Income, Net

Other income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2015	2014	2013
Interest income	$753	$1,470	$1,761
Other nonoperating income	2,408	3,601	2,603
Insurance policy expense	(197)	(806)	(1,228)
Other income, net	$2,964	$4,265	$3,136

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

At Dec. 31, 2015, accumulated other comprehensive losses related to interest rate derivatives included $1.0 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

At Dec. 31, 2015, PSCo had various vehicle fuel contracts designated as cash flow hedges extending through December 2016.  PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the years ended Dec. 31, 2015 and 2014.

At Dec. 31, 2015, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included $0.1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at Dec. 31:

(Amounts in Thousands) (a)(b)	2015	2014
MWh of electricity	684	—
MMBtu of natural gas	12,515	735
Gallons of vehicle fuel	63	127

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.  At Dec. 31, 2015, three of PSCo’s 10 most significant counterparties for these activities, comprising $1.2 million or 2 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  Six of the 10 most significant counterparties, comprising $33.2 million or 48 percent of this credit exposure at Dec. 31, 2015, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.  Another of these significant counterparties, comprising $4.9 million or 7 percent of this credit exposure, had credit quality less than investment grade, based on ratings from external and internal analysis. Nine of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2015	2014	2013
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(23,878)	$(23,338)	$(22,871)
After-tax net unrealized (losses) gains related to derivatives accounted for as hedges	(30)	(72)	9
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	72	(468)	(476)
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(23,836)	$(23,878)	$(23,338)

The following tables detail the impact of derivative activity during the years ended Dec. 31, 2015, 2014 and 2013, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Year Ended Dec. 31, 2015
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$54	(a)	$—		$—
Vehicle fuel and other commodity	(50)	—	57	(b)	—		—
Total	$(50)	$—	$111		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$364	(c)
Natural gas commodity	—	(10,635)	—		10,158	(e)	(7,620)	(e)
Total	$—	$(10,635)	$—		$10,158		$(7,256)

	Year Ended Dec. 31, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Gains Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(730)	(a)	$—		$—
Vehicle fuel and other commodity	(115)	—	(25)	(b)	—		—
Total	$(115)	$—	$(755)		$—		$—
Other derivative instruments
Natural gas commodity	$—	$451	$—		$(4,631)	(e)	$(9,850)	(e)
Total	$—	$451	$—		$(4,631)		$(9,850)

	Year Ended Dec. 31, 2013
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(730)	(a)	$—		$—
Vehicle fuel and other commodity	14	—	(40)	(b)	—		—
Total	$14	$—	$(770)		$—		$—
Other derivative instruments
Natural gas commodity	—	(4,001)	—		4,340	(e)	(5,850)	(d)
Total	$—	$(4,001)	$—		$4,340		$(5,850)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

(c)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.

(d)	Amounts are recorded to electric fuel and purchased power.

(e)
Amounts for the year ended Dec. 31, 2015 included $1.1 million of settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate.  Such losses for the years ended Dec. 31, 2014 and 2013 were immaterial.  The remaining settlement losses for the years ended Dec. 31, 2015, 2014 and 2013 relate to natural gas operations and are recorded to cost of natural gas sold and transported.  These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2015, 2014 and 2013.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings.  At Dec. 31, 2015 and 2014, no derivative instruments in a liability position would have required the posting of collateral or settlement of outstanding contracts if the credit ratings of PSCo were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2015 and 2014.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2015:

	Dec. 31, 2015
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Other derivative instruments:
Commodity trading	$137	$351	$—	$488	$(324)	$164
Natural gas commodity	—	352	—	352	(286)	66
Total current derivative assets	$137	$703	$—	$840	$(610)	230
PPAs (a)						1,715
Current derivative instruments						$1,945
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$16	$—	$16	$—	$16
Total noncurrent derivative assets	$—	$16	$—	$16	$—	16
PPAs (a)						3,462
Noncurrent derivative instruments						$3,478
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$92	$—	$92	$—	$92
Other derivative instruments:
Commodity trading	34	325	—	359	(324)	35
Natural gas commodity	—	3,850	—	3,850	(286)	3,564
Total current derivative liabilities	$34	$4,267	$—	$4,301	$(610)	3,691
PPAs (a)						5,190
Current derivative instruments						$8,881
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$33	$—	$33	$—	$33
Total noncurrent derivative liabilities	$—	$33	$—	$33	$—	33
PPAs (a)						12,987
Noncurrent derivative instruments						$13,020

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2015. At Dec. 31, 2015, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents, for each of the fair value hierarchy levels, PSCo’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2014:

	Dec. 31, 2014
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Other derivative instruments:
Natural gas commodity	$—	$33	$—	$33	$(18)	$15
Total current derivative assets	$—	$33	$—	$33	$(18)	15
PPAs (a)						1,716
Current derivative instruments						$1,731
Noncurrent derivative assets
PPAs (a)						5,176
Noncurrent derivative instruments						$5,176
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$53	$—	$53	$—	$53
Other derivative instruments:
Natural gas commodity	—	548	—	548	(18)	530
Total current derivative liabilities	$—	$601	$—	$601	$(18)	583
PPAs (a)						5,191
Current derivative instruments						$5,774
Noncurrent derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$46	$—	$46	$—	$46
Other derivative instruments:
Natural gas commodity	—	35	—	35	—	35
Total noncurrent derivative liabilities	$—	$81	$—	$81	$—	81
PPAs (a)						18,176
Noncurrent derivative instruments						$18,257

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2014.  At Dec. 31, 2014, derivative assets and liabilities include no obligations to return cash collateral of or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

There were no changes in Level 3 recurring fair value measurements for the years ended Dec. 31, 2015, 2014 and 2013.

PSCo recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2015, 2014 and 2013.

Fair Value of Long-Term Debt

As of Dec. 31, 2015 and 2014, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2015		2014
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,132,191	$4,376,875	$3,890,229	$4,328,968

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of Dec. 31, 2015 and 2014, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

11.	Rate Matters

Pending and Recently Concluded Regulatory Proceedings — CPUC

Colorado 2015 Multi-Year Gas Rate Case — In March 2015, PSCo filed a multi-year request with the CPUC to increase Colorado retail natural gas base rates by $66.2 million over three years. The request was based on a HTY ended June 30, 2014 adjusted for known and measurable expenses and capital additions for each of the periods in the MYP and an equity ratio of 56 percent. In addition, PSCo requested an extension of its PSIA rider through 2020 to recover costs associated with its pipeline integrity efforts. The rider would recover incremental revenue of $42.8 million over three years.

In July 2015, PSCo filed rebuttal testimony with adjustments and modified recovery between base rates and the PSIA rider. The revised request is summarized below:

(Millions of Dollars)	2015	2016 Step	2017 Step
PSCo’s filed base rate request	$40.5	$7.6	$18.1
Shift O&M expenses between PSIA and base rates	—	7.0	6.4
Rebuttal corrections and adjustments	—	—	(7.7)
Total base rate increase	$40.5	$14.6	$16.8
Incremental PSIA rider revenues	(0.1)	14.7	21.7
Total revenue impact from rebuttal	$40.4	$29.3	$38.5
Requested ROE	10.1%	10.1%	10.3%
Rate base	$1,260	$1,310	$1,360

In November 2015, the ALJ issued his recommended decision, which reflected a 2014 HTY with a 13-month average rate base, the Cherokee pipeline investment adjusted to year-end rate base, a ROE of 9.5 percent and an equity ratio of 56.51 percent. In addition, the ALJ’s recommendation included a three-year extension (2016 through 2018) of the PSIA rider with all O&M expenses transferred to base rates as well as certain other projects shifting between the PSIA rider and base rates, beginning January 2016.

The ALJ also recommended that certain expenses, including property taxes and damage prevention costs that exceed the 2014 HTY level, be deferred. He further recommended a pension cost tracker and certain other deferral related items.

In February 2016, the CPUC issued their written order. Key matters are as follows:

•	2014 HTY, with a 13-month average rate base, with the exception of the Cherokee pipeline which is included at a year-end level;

•	Extension of the PSIA rider through 2018 with all O&M expenses transferred to base rates;

•	A ROE of 9.5 percent; and

•	An equity ratio of 56.51 percent.

The following table reflects the ALJ’s position and the CPUC’s written order (estimated):

(Millions of Dollars)	ALJ	CPUC’s Written Order
PSCo’s filed 2015 base rate request (a)	$40.5	$40.5
ROE	(7.8)	(7.8)
Capital structure and cost of debt	(0.5)	(0.5)
Cherokee pipeline adjustment	4.1	4.1
Move to 2014 HTY	(14.1)	(14.1)
O&M expenses	(3.0)	(2.4)
Other, net	(1.1)	(1.1)
Overall recommended rate increase	$18.1	$18.7

(a)	The ALJ’s recommendation and the CPUC’s written order also includes approximately $20.0 million of PSIA costs be transferred to base rates, effective Jan. 1, 2016.

The ALJ’s recommendation, as well as the CPUC’s written order for the PSIA rider, are as follows (estimated):

	ALJ		CPUC’s Written Order
(Millions of Dollars)	2016	2017	2016	2017
PSCo’s filed incremental PSIA request	$21.7	$21.2	$21.7	$21.2
Transfer PSIA costs to base rates	(20.5)	—	(20.5)	—
PSIA cost recovery remaining in base	(4.3)	—	(4.3)	—
Projects not recovered through the PSIA	(3.6)	(2.0)	(3.3)	(0.8)
ROE and capital structure	(0.3)	(1.6)	(0.3)	(1.6)
Total	$(7.0)	$17.6	$(6.7)	$18.8

The following table summarizes the estimated annual pre-tax impact of the CPUC’s written order:

(Millions of Dollars)	2015	2016	2017
Base rate increase	$18.7	$19.7	$—
Incremental PSIA rider revenues	(0.2)	(6.7)	18.8
Expense deferrals, net amortization (a)	(3.6)	1.5	5.2
Estimated pre-tax impact	$14.9	$14.5	$24.0

(a)
Deferral and amortization impacts relate primarily to recognition of accelerated amortization of prepaid pension assets and deferrals of pension expense in excess of the amount approved in the prior general gas rate case.

Interim rates, subject to refund, went into effect Oct. 1, 2015. PSCo has recognized management’s best estimate of the potential customer refund obligation.

Colorado 2015 Steam Rate Case — In November 2015, PSCo filed a request to increase Colorado retail steam rates by $3.5 million in 2016. In December 2015, the CPUC approved the filed request which recovers costs related to upgrades for the state steam plant as well as the Zuni Station and permits use of the Zuni Station exclusively for steam business. Final rates are implemented in two steps with $2.8 million, which began on Jan. 1, 2016, and the remaining $0.7 million which will be effective Nov. 1, 2016.

Annual Electric Earnings Test — In February 2015, in the Colorado 2014 Electric Rate Case, the CPUC approved an annual earnings test in which PSCo shares with customers earnings that exceed the authorized ROE threshold of 9.83 percent for 2015 through 2017. As of Dec. 31, 2015, PSCo has recognized management’s best estimate of the expected customer refund obligation for the 2015 earnings test of $15 million. PSCo will file its 2015 earnings test with the CPUC in April 2016. The final sharing obligation will be based on the CPUC approved tariff and could vary from the current estimate.

Electric, Purchased Gas and Resource Adjustment Clauses

DSM and the DSMCA — Energy efficiency and DSM costs are recovered through a combination of the DSMCA riders and base rates. DSMCA riders are adjusted biannually to capture program costs, performance incentives, and any over- or under-recoveries are trued-up in the following year. Savings goals were 384 GWh in 2014 and 400 GWh in 2015 with incentives awarded in the year following plan achievements. PSCo is able to earn $5 million upon reaching its annual savings goal along with an incentive on five percent of net economic benefits up to a maximum annual incentive of $30 million. For the years 2016 through 2020, the annual electric energy savings goal is 400 GWh per year with an annual spending limit of $84.3 million.

In July 2015, the CPUC approved PSCo’s 2015-2016 DSM plan:

•	A 2015 DSM electric budget of $81.6 million and a natural gas budget of $13.1 million; and

•	A 2016 DSM electric budget of $78.7 million and a natural gas budget of $13.6 million.

REC Sharing — In 2011, the CPUC approved margin sharing on stand-alone REC transactions at 10 percent to PSCo and 90 percent to customers for 2014. In 2012, the CPUC approved an annual margin sharing on the first $20 million of margins on hybrid REC trades of 80 percent to the customers and 20 percent to PSCo. Margins in excess of the $20 million are to be shared 90 percent to the customers and 10 percent to PSCo. The CPUC authorized PSCo to return to customers unspent carbon offset funds by crediting the RESA regulatory asset balance. PSCo credited to the RESA regulatory liability balance approximately $5.5 million and $0.6 million in 2015 and 2014, respectively. The cumulative credit to the RESA regulatory liability balance was $110.6 million and $105.1 million at Dec. 31, 2015 and Dec. 31, 2014, respectively. The credits include the customers’ share of REC trading margins and the unspent share of carbon offset funds. The current sharing mechanism, without modification, extends through 2017.

12.	Commitments and Contingencies

Commitments

Capital Commitments — PSCo has made commitments in connection with a portion of its projected capital expenditures. PSCo’s capital commitments primarily relate to the following major projects:

Gas Transmission Integrity Management Programs — PSCo is proactively identifying and addressing the safety and reliability of natural gas transmission pipelines. The pipeline integrity efforts include primarily pipeline assessment and maintenance projects.

Electric Distribution Integrity Management Programs — PSCo is assessing aging infrastructure for distribution assets and replacing worn components to increase system performance.

Fuel Contracts — PSCo has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2016 and 2060. PSCo is required to pay additional amounts depending on actual quantities shipped under these agreements.

The estimated minimum purchases for PSCo under these contracts as of Dec. 31, 2015, are as follows:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2016	$302.3	$231.1	$137.5
2017	230.3	129.5	137.2
2018	118.5	181.0	85.5
2019	42.0	187.6	51.0
2020	43.6	203.4	50.4
Thereafter	332.3	409.6	773.2
Total	$1,069.0	$1,342.2	$1,234.8

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

Included in electric fuel and purchased power expenses for PPAs, accounted for as executory contracts, were payments for capacity of $69.5 million, $69.5 million and $72.7 million in 2015, 2014 and 2013, respectively. At Dec. 31, 2015, the estimated future payments for capacity and energy that PSCo is obligated to purchase pursuant to these executory contracts, subject to availability, are as follows:

(Millions of Dollars)	Capacity	Energy (a)
2016	$44.5	$25.3
2017	24.3	4.4
2018	19.2	—
2019	10.3	—
2020	1.5	—
Thereafter	9.5	—
Total	$109.3	$29.7

(a)	Excludes contingent energy payments for renewable energy PPAs.

Additional energy payments under these PPAs and PPAs accounted for as operating leases will be required to meet expected future electric demand.

Leases — PSCo leases a variety of equipment and facilities used in the normal course of business. Three of these leases qualify as capital leases and are accounted for accordingly. The assets and liabilities at the inception of a capital lease are recorded at the lower of fair market value or the present value of future lease payments and are amortized over the term of the contract.

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

PSCo accounts for its Totem natural gas storage service arrangement with CIG as a capital lease. As a result, PSCo had $132.9 million and $138.9 million of capital lease obligations recorded for the arrangement as of Dec. 31, 2015 and 2014, respectively.

PSCo records amortization for its capital leases as cost of natural gas sold and transported on the consolidated statements of income. Total amortization expenses under capital lease assets were approximately $8.2 million, $7.2 million, and $6.3 million for 2015, 2014 and 2013, respectively. Following is a summary of property held under capital leases:

(Millions of Dollars)	Dec. 31, 2015	Dec. 31, 2014
Gas storage facilities	$200.5	$200.5
Gas pipeline	20.7	20.7
Property held under capital leases	221.2	221.2
Accumulated depreciation	(57.2)	(49.0)
Total property held under capital leases, net	$164.0	$172.2

The remainder of the leases, primarily for office space, railcars, generating facilities, trucks, aircraft, cars and power-operated equipment are accounted for as operating leases. Total expenses under operating lease obligations were approximately $130.5 million, $126.2 million and $96.6 million for 2015, 2014 and 2013, respectively. These expenses include capacity payments for PPAs accounted for as operating leases of $113.5 million, $110.1 million and $79.6 million in 2015, 2014 and 2013, respectively, recorded to electric fuel and purchased power expenses.

Included in the future commitments under operating leases are estimated future capacity payments under PPAs that have been accounted for as operating leases in accordance with the applicable accounting guidance. Future commitments under operating and capital leases are:

(Millions of Dollars)	Operating Leases	PPA (a) (b) Operating Leases	Total Operating Leases	Capital Leases
2016	$12.0	$102.2	$114.2	$29.3
2017	7.8	95.8	103.6	25.7
2018	7.4	96.0	103.4	25.3
2019	7.4	96.9	104.3	25.1
2020	7.4	97.7	105.1	24.9
Thereafter	39.5	579.7	619.2	486.5
Total minimum obligation				616.8
Interest component of obligation				(452.8)
Present value of minimum obligation				$164.0

(a)	Amounts do not include PPAs accounted for as executory contracts.

(b)	PPA operating leases contractually expire through 2032.

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

PSCo has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. PSCo had approximately 1,802 MW of capacity under long-term PPAs as of Dec. 31, 2015, and 2014 with entities that have been determined to be variable interest entities. These agreements have expiration dates through the year 2032.

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

Site Remediation — Various federal and state environmental laws impose liability, without regard to the legality of the original conduct, where hazardous substances or other regulated materials have been released to the environment. PSCo may sometimes pay all or a portion of the cost to remediate sites where past activities of PSCo or other parties have caused environmental contamination. Environmental contingencies could arise from various situations, including sites of former MGPs operated by PSCo, its predecessors, or other entities; and third-party sites, such as landfills, for which PSCo is alleged to be a PRP that sent wastes to that site.

MGP Sites — PSCo is currently involved in investigating and/or remediating several MGP sites where regulated materials may have been deposited. PSCo has identified two sites where former MGP activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any remediation. PSCo anticipates that the majority of the remediation at these sites will continue through at least 2016. PSCo had accrued $1.7 million and $1.8 million for both of these sites at Dec. 31, 2015 and 2014, respectively. There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred. PSCo anticipates that any amounts spent will be fully recovered from customers.

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

Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In September 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. PSCo estimates that the cost to comply with the new ELG rule will range from $9 million to $21 million, and could change as PSCo continues to assess alternate compliance technologies. PSCo believes that compliance costs would be recoverable through regulatory mechanisms.

Federal CWA Section 316(b) — Section 316(b) of the federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. The EPA published the final 316(b) rule in August 2014. The rule prescribes technology for protecting fish that get stuck on plant intake screens (known as impingement) and describes a process for site-specific determinations by each state for sites that must protect the small aquatic organisms that pass through the intake screens into the plant cooling systems (known as entrainment). The timing of compliance with the requirements will vary from plant-to-plant since the new rule does not have a final compliance deadline. PSCo does not anticipate the cost of compliance will have a material impact on the results of operations, financial position or cash flows.

Federal CWA Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. The rule went into effect in August 2015. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule, pending further legal proceedings.

Air
GHG Emission Standard for Existing Sources (Clean Power Plan or CPP) — In October 2015, a final rule was published by the EPA for GHG emission standards for existing power plants.  States must develop implementation plans by September 2016, with the possibility of an extension to September 2018, or the EPA will prepare a federal plan for the state.  Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets.  The CPP is currently being challenged by multiple parties in the D.C. Circuit Court.  In January 2016, the D.C. Circuit Court denied requests to stay the effectiveness of the rule as well as ordered expedited review of the CPP, with briefings to be completed and oral arguments held by June 2016.  Following the D.C. Circuit Court’s denial of motions for stay, multiple parties filed requests for stay with the U.S. Supreme Court. In February 2016, the U.S. Supreme Court issued an order staying the final CPP rule. The stay will remain in effect until, first, the D.C. Circuit Court and then the U.S. Supreme Court have ruled on the challenges to the CPP.

PSCo has undertaken a number of initiatives that reduce GHG emissions and respond to state renewable and energy efficiency goals.  The CPP could require additional emission reductions in Colorado.  If state plans do not provide credit for the investments we have already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs.  Until PSCo has more information about SIPs or knows the requirements of the EPA’s upcoming final rule on federal plans for the states that do not develop related plans, PSCo cannot predict the costs of compliance with the final rule once it takes effect.  PSCo believes compliance costs will be recoverable through regulatory mechanisms.  If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the CPP or cost recovery is not provided in a timely manner, it could have a material impact on results of operations, financial position or cash flows.

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

In 2011, the Colorado Air Quality Control Commission approved a SIP that included the CACJA emission reduction plan as satisfying regional haze requirements for facilities included within the CACJA plan. In addition, the SIP included a BART determination for Comanche Units 1 and 2. The EPA approved the SIP in 2012. Emission controls at Hayden Unit 1 were placed into service in November 2015 and Hayden Unit 2 is expected to be placed into service in late 2016, at an estimated combined cost of $75.2 million, completing the pollution control equipment required on PSCo plants under the CACJA. PSCo anticipates these costs will be fully recoverable through regulatory mechanisms.

Implementation of the National Ambient Air Quality Standard (NAAQS) for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. In 2013, the EPA designated areas as not attaining the revised NAAQS, which did not include any areas where PSCo operates power plants.  However, many other areas of the country were unable to be classified by the EPA due to a lack of air monitors.

Following a lawsuit alleging that the EPA had not completed its area designations in the time required by the CAA and under a consent decree the EPA is requiring states to evaluate areas in three phases. The first phase includes areas near PSCo’s Pawnee plant.  The Pawnee plant recently installed an SO2 scrubber to reduce SO2 emissions. The Colorado Department of Health and Environment made recommendations for unclassified and nonattainment areas to the EPA in September 2015. The EPA’s final decision is expected by summer 2016.  It is anticipated that the areas near PSCo’s other power plants would be evaluated in the next designation phase, ending December 2017. If an area is designated nonattainment, the respective states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan for the respective areas which would be due in 18 months, designed to achieve the NAAQS within five years. PSCo cannot evaluate the impacts of this ruling until the final designation of unclassified and nonattainment areas is made and any required state plan has been developed.

Revisions to the NAAQS for Ozone — In October 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. In Colorado, the Denver Metropolitan Area is currently not meeting the prior ozone standard and will therefore not meet the new, more stringent, standard. If not in attainment, impacted areas would study the sources of nonattainment and make emission reduction plans to attain the new standards. These plans would be due to the EPA in 2020. In conjunction with the CACJA, PSCo has or plans to shut down coal-fired plants in the Denver area, has installed NOx controls on Pawnee and Hayden Unit 1 and will finish installing NOx controls on Hayden Unit 2 in late 2016. The final designation of nonattainment areas will be made in late 2017 based on air quality data years 2014 through 2016. PSCo cannot evaluate the impacts of this ruling in Colorado until the designation of nonattainment areas is made and any required state plan has been developed. PSCo believes that, should NOx control systems be required for a plant, compliance costs will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for property related to the following: electric production (steam, wind, other and hydro), electric distribution and transmission, natural gas production, natural gas transmission and distribution, natural gas storage and common general property. The electric production obligations include asbestos, ash-containment facilities, radiation sources, storage tanks and control panels. The asbestos recognition associated with electric production includes certain specific plants. The AROs recorded for PSCo steam and other production relate to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills. PSCo has also recorded AROs for the retirement and removal of assets at certain wind production facilities for which the land is leased and removal is required by contract.

PSCo recognized an ARO for the retirement costs of natural gas mains and lines and for the retirement of above ground gas gathering, extraction and wells related to gas storage facilities. In addition, an ARO was recognized for the removal of electric transmission and distribution equipment, which consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, lithium batteries, mercury and street lighting lamps. The electric and common general AROs include small obligations related to storage tanks, radiation sources and office buildings.

In April 2015, the EPA published the final rule regulating the management and disposal of coal combustion byproducts (e.g., coal ash) as a nonhazardous waste to the Federal Register. The rule became effective in October 2015. The estimated costs to comply with the final rule were incorporated into the cash flow revisions in 2015.

A reconciliation of PSCo’s AROs for the years ended Dec. 31, 2015 and 2014 is as follows:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2015	Accretion	Cash Flow Revisions (a)	Ending Balance Dec. 31, 2015 (b)
Electric plant
Steam and other production asbestos	$36,856	$1,820	$—	$38,676
Steam and other production ash containment	61,885	2,769	6,113	70,767
Wind production	2,095	18	(121)	1,992
Electric distribution	1,182	47	(99)	1,130
Other	1,150	46	(142)	1,054
Natural gas plant
Gas transmission and distribution	117,474	4,694	—	122,168
Other	3,886	153	(114)	3,925
Common and other property
Common miscellaneous	768	28	—	796
Total liability	$225,296	$9,575	$5,637	$240,508

(a)	In 2015, AROs were revised for changes in estimated cash flows and the timing of those cash flows. Changes in the ash containment ARO were mainly related to the final coal ash rule mentioned above.

(b)	There were no ARO liabilities recognized or settled during the year ended Dec. 31, 2015.

(Thousands of Dollars)	Beginning Balance Jan. 1, 2014	Liabilities Recognized	Accretion	Cash Flow Revisions (a)	Ending Balance Dec. 31, 2014 (b)
Electric plant
Steam and other production asbestos	$23,914	$747	$1,597	$10,598	$36,856
Steam and other production ash containment	29,234	—	1,897	30,754	61,885
Wind production	2,953	—	22	(880)	2,095
Electric distribution	1,176	—	43	(37)	1,182
Other	1,017	—	41	92	1,150
Natural gas plant
Gas transmission and distribution	788	18,252	50	98,384	117,474
Other	575	2,865	24	422	3,886
Common and other property
Common miscellaneous	741	—	27	—	768
Total liability	$60,398	$21,864	$3,701	$139,333	$225,296

(a)
In 2014, revisions were made to various AROs due to revised estimated cash flows and the timing of those cash flows. Changes in estimated excavation costs and the timing of future retirement activities resulted in revisions to AROs related to gas transmission and distribution.

(b)	There were no ARO liabilities settled during the year ended Dec. 31, 2014.

Indeterminate AROs —PSCo has certain underground natural gas storage facilities that have special closure requirements for which the final removal date cannot be determined. Additionally, outside of the known and recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of PSCo’s facilities, but no confirmation or measurement of the amount of asbestos or cost of removal could be determined as of Dec. 31, 2015. Therefore, an ARO has not been recorded for these facilities.

Removal Costs — PSCo records a regulatory liability for the plant removal costs of generation, transmission and distribution facilities that are recovered currently in rates. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long time periods over which the amounts were accrued and the changing of rates over time, PSCo has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Removal costs as of Dec. 31, 2015 and 2014 were $364 million and $366 million, respectively.

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

Employment, Tort and Commercial Litigation

Pacific Northwest FERC Refund Proceeding — A complaint with the FERC posed that sales made in the Pacific Northwest in 2000 and 2001 through bilateral contracts were unjust and unreasonable under the Federal Power Act. The City of Seattle (the City) alleges between $34 million to $50 million in sales with PSCo is subject to refund. In 2003, the FERC terminated the proceeding, although it was later remanded back to the FERC in 2007 by the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).

In May 2015 in the remand proceeding, the FERC issued an order rejecting the City's claim that any of the sales made resulted in an excessive burden and concluded that the City failed to establish a causal link between any contracts and any claimed unlawful market activity. In June 2015, the City requested the FERC grant rehearing of its order, which the FERC denied in December. The City may appeal this order.

Also in December 2015, the Ninth Circuit issued an order and held that the standard of review applied by the FERC to the contracts which the City was challenging is appropriate. The Ninth Circuit dismissed questions concerning whether the FERC properly established the scope of the hearing, and determined that the challenged orders are preliminary and that the Ninth Circuit lacks jurisdiction to review evidentiary decisions until after the FERC's proceedings are final. The City joined the State of California in its request seeking rehearing of this order.

Preliminary calculations of the City of Seattle’s claim for refunds from PSCo are approximately $28 million excluding interest. PSCo has concluded that a loss is reasonably possible with respect to this matter; however, given the surrounding uncertainties, PSCo is currently unable to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter. In making this assessment, PSCo considered two factors. First, notwithstanding PSCo’s view that the City of Seattle has failed to apply the standard that the FERC has established in this proceeding, and the recognition that this case raises a novel issue and the scope of the proceeding established by FERC is being challenged in the Ninth Circuit, the outcome of such an appeal cannot be predicted with any certainty. Second, PSCo would expect to make equitable arguments against refunds even if the City of Seattle were to establish that it was overcharged for transactions. If a loss were sustained, PSCo would attempt to recover those losses from other PRPs. No accrual has been recorded for this matter.

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

The components of regulatory assets shown on the consolidated balance sheets of PSCo at Dec. 31, 2015 and 2014 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2015		Dec. 31, 2014
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations (a)	8	Various	$29,260	$497,973	$32,195	$500,889
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	—	144,953	—	141,214
Depreciation differences	1	One to sixteen years	14,221	99,835	10,700	104,743
Net AROs (b)	1, 12	Plant lives	—	62,948	—	46,213
Purchased power contract costs	12	Term of related contract	1,319	29,143	858	29,596
Property tax		One to six years	21,558	14,428	28,024	31,429
Contract valuation adjustments (c)	10	Term of related contract	9,376	9,526	8,901	12,999
Losses on reacquired debt	4	Term of related debt	1,421	6,957	1,426	8,378
Conservation programs (d)	1, 11	One to five years	8,466	6,947	10,198	10,906
Gas pipeline inspection costs	12	Less than one year	3,611	—	5,416	3,611
Recoverable purchased natural gas and electric energy costs	1	Less than one year	408	—	18,410	—
Other		Various	2,432	33,565	3,992	13,995
Total regulatory assets			$92,072	$906,275	$120,120	$903,973

(a)	Includes $4.4 million and $4.5 million of regulatory assets related to the nonqualified pension plan, of which $0.4 million is included in the current asset at Dec. 31, 2015 and 2014, respectively.

(b)	Includes amounts recorded for future recovery of AROs.

(c)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

(d)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

The components of regulatory liabilities shown on the consolidated balance sheets of PSCo at Dec. 31, 2015 and 2014 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2015		Dec. 31, 2014
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 12	Plant lives	$—	$364,291	$—	$366,359
Renewable resources and environmental initiatives	11, 12	Various	3,311	40,988	3,308	10,376
Investment tax credit deferrals	1, 7	Various	—	20,515	—	22,225
Deferred income tax adjustment	1	Various	—	16,891	—	18,672
PSCo earnings test	11	One to two years	42,868	9,472	57,127	42,819
Gas pipeline inspection costs	12	One to two years	1,140	4,273	13,970	642
Deferred electric, gas and steam production costs	1	Less than one year	66,696	—	24,035	—
Conservation programs (a)	1, 11	Less than one year	33,460	—	32,226	—
Low income discount program		Less than one year	1,393	—	1,680	—
Gain from asset sales		One to three years	—	—	316	4
Other		Various	3,955	14,991	1,797	3,324
Total regulatory liabilities (b)			$152,823	$471,421	$134,459	$464,421

(a)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

(b)	Revenue subject to refund of $9.1 million and $4.4 million for 2015 and 2014, respectively, is included in other current liabilities.

At Dec. 31, 2015 and 2014, approximately $54 million and $104 million of PSCo’s regulatory assets represented past expenditures not currently earning a return, respectively. This amount primarily includes certain expenditures associated with renewable resources and environmental initiatives.

14.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31, 2015 and 2014 were as follows:

	Gains and Losses on Cash Flow Hedges
(Thousands of Dollars)	Year Ended Dec. 31, 2015	Year Ended Dec. 31, 2014
Accumulated other comprehensive loss at Jan. 1	$(23,878)	$(23,338)
Other comprehensive loss before reclassifications	(30)	(72)
Losses (gains) reclassified from net accumulated other comprehensive loss	72	(468)
Net current period other comprehensive income (loss)	42	(540)
Accumulated other comprehensive loss at Dec. 31	$(23,836)	$(23,878)

Reclassifications from accumulated other comprehensive loss for the years ended Dec. 31, 2015 and 2014 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Year Ended Dec. 31, 2015		Year Ended Dec. 31, 2014
Losses (gains) on cash flow hedges:
Interest rate derivatives	$54	(a)	$(730)	(a)
Vehicle fuel derivatives	57	(b)	(25)	(b)
Total, pre-tax	111		(755)
Tax expense	(39)		287
Total amounts reclassified, net of tax	$72		$(468)

(a)	Included in interest charges.

(b)	Included in O&M expenses.

15.	Segments and Related Information

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

•
PSCo’s regulated electric utility segment generates electricity which is transmitted and distributed in Colorado. In addition, this segment includes sales for resale and provides wholesale transmission service to various entities in the United States. Regulated electric utility also includes PSCo’s wholesale commodity and trading operations.

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

The accounting policies of the segments are the same as those described in Note 1.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2015
Operating revenues (a)	$3,115,257	$1,006,666	$41,590	$—	$4,163,513
Intersegment revenues	301	67	—	(368)	—
Total revenues	$3,115,558	$1,006,733	$41,590	$(368)	$4,163,513

Depreciation and amortization	$311,122	$96,384	$4,161	$—	$411,667
Interest charges and financing costs	136,397	34,935	576	—	171,908
Income tax expense (benefit)	234,873	44,192	(625)	—	278,440
Net Income	391,257	74,267	1,278	—	466,802

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2014
Operating revenues (a)	$3,125,937	$1,215,324	$41,888	$—	$4,383,149
Intersegment revenues	339	180	—	(519)	—
Total revenues	$3,126,276	$1,215,504	$41,888	$(519)	$4,383,149

Depreciation and amortization	$285,968	$89,186	$4,048	$—	$379,202
Interest charges and financing costs	124,118	29,987	535	—	154,640
Income tax expense (benefit)	208,095	50,874	(15,378)	—	243,591
Net income	349,793	84,324	21,071	—	455,188

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2013
Operating revenues (a)	$3,081,171	$1,080,703	$40,754	$—	$4,202,628
Intersegment revenues	302	110	—	(412)	—
Total revenues	$3,081,473	$1,080,813	$40,754	$(412)	$4,202,628

Depreciation and amortization	$280,972	$75,510	$3,935	$—	$360,417
Interest charges and financing costs	129,787	30,604	554	—	160,945
Income tax expense (benefit)	220,356	42,294	(11,910)	—	250,740
Net income	368,586	69,682	15,115	—	453,383

(a)
Operating revenues include $13 million, $14 million and $13 million of intercompany revenue for the years ended Dec. 31, 2015, 2014 and 2013, respectively. See Note 16 for further discussion of related party transactions by reportable segment.

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

Xcel Energy Inc., NSP-Minnesota, PSCo and SPS have established a utility money pool arrangement. See Note 4 for further discussion.

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2015	2014	2013
Operating revenues:
Electric	$8,632	$9,614	$8,136
Other	4,441	4,441	4,441
Operating expenses:
Purchased power	—	23	1,331
Other operating expenses — paid to Xcel Energy Services Inc.	414,620	454,250	375,766
Interest expense	211	158	132
Interest income	45	61	273

Accounts receivable and payable with affiliates at Dec. 31 were:

	2015		2014
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$4,419	$—	$—	$6,706
NSP-Wisconsin	71	—	22	—
SPS	414	—	5,803	—
Other subsidiaries of Xcel Energy Inc.	5	76,643	45,017	40,030
	$4,909	$76,643	$50,842	$46,736

17.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Operating revenues	$1,135,450	$952,521	$1,044,704	$1,030,838
Operating income	215,400	195,176	315,174	173,951
Net income	110,966	98,500	173,081	84,255

	Quarter Ended
(Thousands of Dollars)	March 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014
Operating revenues	$1,203,543	$993,704	$1,049,111	$1,136,791
Operating income	208,437	163,437	261,073	169,423
Net income	118,403	89,792	154,159	92,834

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

Internal Control Over Financial Reporting

No change in PSCo’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSCo’s internal control over financial reporting.  PSCo maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  PSCo has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2015 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, PSCo conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, PSCo did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

Effective January 2016, PSCo implemented the general ledger modules of a new enterprise resource planning (“ERP”) system to improve certain financial and related transaction processes. During 2016 and 2017, PSCo will continue implementing additional modules and expects to begin conversion of existing work management system to this same ERP system. In connection with this ongoing implementation, PSCo is updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. PSCo does not believe that this implementation will have an adverse effect on its internal control over financial reporting.

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

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is contained in Xcel Energy Inc.'s Proxy Statement for its 2016 Annual Meeting of Shareholders, which is incorporated by reference.

Item 14 — Principal Accountant Fees and Services

The information required by Item 14 of From 10-K is set forth under the heading "Independent Registered Public Accounting Firm - Audit and Non-Audit Fees" in Xcel energy Inc.'s definitive Proxy Statement for the 2016 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2016. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements:

Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2015.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2015, 2014, and 2013.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2015, 2014, and 2013.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2015, 2014, and 2013.
Consolidated Balance Sheets — As of Dec. 31, 2015 and 2014.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2015, 2014 and 2013.
Consolidated Statements of Capitalization — As of Dec. 31, 2015 and 2014.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2015, 2014, and 2013.
3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors
[t]	Certain portions of this agreement have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

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

4.13*
Supplemental Indenture dated as of May 1, 2015 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250,000,000 principal amount of 2.90 percent First Mortgage Bonds, Series No. 28 due 2025. (Exhibit 4.01 to Form 8-K of PSCo dated May 12, 2015 (file no. 001-03280)).

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

10.26*+
Second Amendment dated May 21, 2013 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

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

10.29*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2015).
10.30*+
Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. (As First Effective May 20, 2015) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.02 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.31*+
Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.03 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.32*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan Form of Award Agreement. (Exhibit 10.28 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).
10.33*+
Xcel Energy Inc. Executive Annual Incentive Award Sub-plan pursuant to the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.29 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).

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

SCHEDULE II

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2015, 2014 AND 2013
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves(b)	Balance at Dec. 31
Allowance for bad debts:
2015	$23,122	$13,052	$5,175	$21,227	$20,122
2014	22,505	17,005	6,240	22,628	23,122
2013	21,918	16,784	7,005	23,202	22,505

(a)	Recovery of amounts previously written off.

(b)	Deductions relate primarily to bad debt write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF COLORADO

Feb. 22, 2016	/s/ TERESA S. MADDEN
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