Form 10-Q
period 2016-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2016-08-04
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 4, 2016
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Operating revenues
Electric	$722,569	$751,531	$1,440,031	$1,500,992
Natural gas	178,481	191,975	506,975	565,178
Steam and other	8,802	9,015	20,687	21,801
Total operating revenues	909,852	952,521	1,967,693	2,087,971

Operating expenses
Electric fuel and purchased power	275,955	296,002	571,885	618,760
Cost of natural gas sold and transported	59,327	81,128	227,803	309,872
Cost of sales — steam and other	3,429	3,649	7,210	9,342
Operating and maintenance expenses	200,946	191,225	379,332	373,642
Demand side management program expenses	29,356	33,513	57,079	63,582
Depreciation and amortization	109,909	101,246	218,790	201,289
Taxes (other than income taxes)	50,301	50,582	101,775	100,908
Total operating expenses	729,223	757,345	1,563,874	1,677,395

Operating income	180,629	195,176	403,819	410,576

Other income, net	844	765	1,293	1,452
Allowance for funds used during construction — equity	4,053	3,391	8,371	6,197

Interest charges and financing costs
Interest charges — includes other financing costs of $1,725, $1,555, $3,464 and $3,060, respectively	46,570	43,894	92,318	86,984
Allowance for funds used during construction — debt	(1,617)	(1,325)	(3,227)	(2,423)
Total interest charges and financing costs	44,953	42,569	89,091	84,561

Income before income taxes	140,573	156,763	324,392	333,664
Income taxes	53,229	58,263	121,174	124,198
Net income	$87,344	$98,500	$203,218	$209,466

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Net income	$87,344	$98,500	$203,218	$209,466

Other comprehensive income (loss)

Pension and retiree medical benefits:
Amortization of losses (gains) included in net periodic benefit cost, net of tax of $1, $0, $134 and $0, respectively	2	—	(217)	—

Derivative instruments:
Net fair value increase, net of tax of $3, $5, $2, and $2, respectively	4	8	2	3
Reclassification of losses (gains) to net income, net of tax of $161, $(64), $324 and $(128), respectively	262	(106)	526	(211)

Other comprehensive income (loss)	268	(98)	311	(208)
Comprehensive income	$87,612	$98,402	$203,529	$209,258

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2016	2015
Operating activities
Net income	$203,218	$209,466
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	220,027	203,593
Demand side management program amortization	1,466	2,043
Deferred income taxes	126,796	88,418
Amortization of investment tax credits	(1,402)	(1,467)
Allowance for equity funds used during construction	(8,371)	(6,197)
Net realized and unrealized hedging and derivative transactions	(372)	4,909
Other	(388)	—
Changes in operating assets and liabilities:
Accounts receivable	55,101	76,019
Accrued unbilled revenues	69,983	80,721
Inventories	39,833	40,314
Prepayments and other	34,979	72,954
Accounts payable	(22,032)	(81,167)
Net regulatory assets and liabilities	(37,452)	61,031
Other current liabilities	(72,786)	(65,671)
Pension and other employee benefit obligations	(15,676)	(21,912)
Change in other noncurrent assets	(337)	1,467
Change in other noncurrent liabilities	(18,169)	(17,266)
Net cash provided by operating activities	574,418	647,255

Investing activities
Utility capital/construction expenditures	(524,086)	(454,190)
Proceeds from insurance recoveries	608	—
Allowance for equity funds used during construction	8,371	6,197
Investments in utility money pool arrangement	(437,000)	(141,300)
Repayments from utility money pool arrangement	437,000	157,300
Other	(1,460)	—
Net cash used in investing activities	(516,567)	(431,993)

Financing activities
Repayments of short-term borrowings, net	(14,000)	(329,000)
Borrowings under utility money pool arrangement	123,000	45,000
Repayments under utility money pool arrangement	(83,000)	(45,000)
Proceeds from issuance of long-term debt	244,830	247,193
Repayments of long-term debt	(129,500)	—
Capital contributions (to) from parent	(31,162)	27,707
Dividends paid to parent	(167,288)	(164,302)
Net cash used in financing activities	(57,120)	(218,402)

Net change in cash and cash equivalents	731	(3,140)
Cash and cash equivalents at beginning of period	3,585	7,635
Cash and cash equivalents at end of period	$4,316	$4,495

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(87,649)	$(81,094)
Cash received for income taxes, net	40,849	40,957
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$75,934	$53,449

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2016	Dec. 31, 2015
Assets
Current assets
Cash and cash equivalents	$4,316	$3,585
Accounts receivable, net	246,129	300,882
Accounts receivable from affiliates	37,293	4,909
Accrued unbilled revenues	206,229	276,212
Inventories	165,729	205,562
Regulatory assets	83,724	92,072
Deferred income taxes	52,529	62,662
Derivative instruments	10,192	1,945
Prepaid taxes	45,460	81,162
Prepayments and other	22,813	22,698
Total current assets	874,414	1,051,689

Property, plant and equipment, net	12,456,655	12,172,211

Other assets
Regulatory assets	894,285	906,275
Derivative instruments	4,006	3,478
Other	21,353	18,224
Total other assets	919,644	927,977
Total assets	$14,250,713	$14,151,877

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$6,330	$8,103
Short-term debt	—	14,000
Borrowings under utility money pool arrangement	40,000	—
Accounts payable	299,604	352,701
Accounts payable to affiliates	42,122	76,643
Regulatory liabilities	98,727	152,823
Taxes accrued	97,920	166,660
Accrued interest	48,213	49,698
Dividends payable to parent	86,508	83,374
Derivative instruments	5,891	8,881
Other	75,300	78,910
Total current liabilities	800,615	991,793

Deferred credits and other liabilities
Deferred income taxes	2,840,887	2,720,860
Deferred investment tax credits	32,063	33,466
Regulatory liabilities	493,958	471,421
Asset retirement obligations	245,448	240,508
Derivative instruments	10,408	13,020
Customer advances	181,376	198,526
Pension and employee benefit obligations	185,149	200,774
Other	62,718	63,864
Total deferred credits and other liabilities	4,052,007	3,942,439

Commitments and contingencies
Capitalization
Long-term debt	4,212,101	4,097,493
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at June 30, 2016 and Dec. 31, 2015, respectively	—	—
Additional paid in capital	3,653,556	3,620,824
Retained earnings	1,555,959	1,523,164
Accumulated other comprehensive loss	(23,525)	(23,836)
Total common stockholder’s equity	5,185,990	5,120,152
Total liabilities and equity	$14,250,713	$14,151,877

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of June 30, 2016 and Dec. 31, 2015; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2016 and 2015; and its cash flows for the six months ended June 30, 2016 and 2015. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2016 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2015 balance sheet information has been derived from the audited 2015 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2015. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2015, filed with the SEC on Feb. 22, 2016. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Stock Compensation — In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting, Topic 718 (ASU 2016-09), which amends existing guidance to simplify several aspects of accounting and presentation for share-based payment transactions, including the accounting for income taxes and forfeitures, as well as presentation in the statement of cash flows. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2016, and early adoption is permitted. PSCo does not expect the implementation of ASU 2016-09 to have a material impact on its consolidated financial statements.

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

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of presentation as an asset. PSCo implemented the new guidance as required on Jan. 1, 2016, and as a result, $26.0 million of deferred debt issuance costs were presented as a deduction from the carrying amount of long-term debt on the consolidated balance sheet as of March 31, 2016, and $26.6 million of such deferred costs were retrospectively reclassified from other non-current assets to long-term debt on the consolidated balance sheet as of Dec. 31, 2015.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2016	Dec. 31, 2015
Accounts receivable, net
Accounts receivable	$264,623	$321,004
Less allowance for bad debts	(18,494)	(20,122)
	$246,129	$300,882

(Thousands of Dollars)	June 30, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$58,162	$58,128
Fuel	68,408	78,586
Natural gas	39,159	68,848
	$165,729	$205,562

(Thousands of Dollars)	June 30, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$12,034,343	$11,856,126
Natural gas plant	3,521,245	3,420,249
Common and other property	870,530	862,840
Plant to be retired (a)	29,853	38,249
Construction work in progress	525,831	408,963
Total property, plant and equipment	16,981,802	16,586,427
Less accumulated depreciation	(4,525,147)	(4,414,216)
	$12,456,655	$12,172,211

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

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of June 30, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 and 2013 claims, the recently filed 2014 claim, and the anticipated claim for 2015. PSCo is not expected to accrue any income tax expense related to this adjustment. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). During the second quarter of 2016 the IRS audit team presented their case to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns expires in December 2016 following an extension to allow additional time for the Appeals process. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of June 30, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2016, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$2.8	$2.4
Unrecognized tax benefit — Temporary tax positions	15.5	15.0
Total unrecognized tax benefit	$18.3	$17.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(5.1)	$(4.3)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress and state audits resume. As the IRS Appeals and audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $11 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2016 and Dec. 31, 2015 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2016 or Dec. 31, 2015.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceedings — CPUC

Annual Electric Earnings Tests — As part of an annual earnings test, PSCo must share with customers earnings that exceed the authorized return on equity (ROE) threshold of 9.83 percent for 2015 through 2017. In April 2016, PSCo filed the 2015 earnings test, proposing an electric customer refund obligation of $14.9 million, which was approved by the CPUC in July 2016. The proposed refund obligation related to the 2015 earnings test was accrued for as of June 30, 2016. The current estimate of the 2016 earnings test, based on annual forecasted information, did not result in the recognition of a liability as of June 30, 2016.

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

PSCo had approximately 1,571 megawatts (MW) and 1,802 MW of capacity under long-term PPAs as of June 30, 2016 and Dec. 31, 2015, with entities that have been determined to be variable interest entities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2032.

Environmental Contingencies

Environmental Requirements

Water and Waste
Coal Ash Regulation — PSCo’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In April 2015, the United States Environmental Protection Agency (EPA) published a final rule regulating the management and disposal of coal combustion byproducts (coal ash) as a nonhazardous waste. Under the final rule, PSCo’s costs to manage and dispose of coal ash has not significantly increased.

In 2015, industry and environmental non-governmental organizations sought judicial review of the final rule. In June 2016, the D.C Circuit issued an order remanding and vacating certain elements of the rule as a result of partial settlements with these parties. Oral arguments are expected to be heard in the second half of 2016 and a final decision is anticipated in early 2017. Until a final decision is reached in the case, it is uncertain whether the litigation or partial settlements will have any significant impact on results of operations, financial position or cash flows on PSCo.

Air
Implementation of the National Ambient Air Quality Standard (NAAQS) for Sulfur Dioxide (SO2) — The EPA adopted a more stringent NAAQS for SO2 in 2010. The EPA is requiring states to evaluate areas in three phases. The first phase includes areas near PSCo’s Pawnee plant. The Pawnee plant recently installed an SO2 scrubber to reduce SO2 emissions. In June 2016, the EPA issued final designations which found the area near the Pawnee plant as “unclassifiable.” It is anticipated that the area near the Pawnee plant will be able to show compliance with the NAAQS through air dispersion modeling performed by the Colorado Department of Public Health and Environment.

If an area is designated nonattainment in 2020, the respective states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan, which would be due by 2022, designed to achieve the NAAQS by 2025. The areas near the remaining power plants, Comanche and Hayden, will be evaluated in the next designation phase, ending December 2017. Comanche and Hayden plants already utilize scrubbers to control SO2 emissions. PSCo cannot evaluate the impacts until the designation of nonattainment areas is made and any required state plan has been developed. PSCo believes that, should SO2 control systems be required for a plant, compliance costs will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

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

In May 2015, in the remand proceeding, the FERC issued an order rejecting the City’s claim that any of the sales made resulted in an excessive burden and concluded that the City failed to establish a causal link between any contracts and any claimed unlawful market activity. In February 2016, the City appealed this decision to the Ninth Circuit. This appeal is pending review by the Ninth Circuit.

Also in December 2015, the Ninth Circuit issued an order and held that the standard of review applied by the FERC to the contracts which the City was challenging is appropriate. The Ninth Circuit dismissed questions concerning whether the FERC properly established the scope of the hearing, and determined that the challenged orders are preliminary and that the Ninth Circuit lacks jurisdiction to review evidentiary decisions until after the FERC’s proceedings are final. The City joined the State of California in its request seeking rehearing of this order, which the Ninth Circuit denied.

Preliminary calculations of the City’s claim for refunds from PSCo are approximately $28 million, excluding interest, or approximately $60 million, including interest. PSCo has concluded that a loss is reasonably possible; however, given the surrounding uncertainties, PSCo is currently unable to estimate the amount or range of reasonably possible loss in the event of an adverse outcome of this matter. If a loss were sustained, PSCo would attempt to recover those losses from other PRPs. No accrual has been recorded for this matter.

Line Extension Disputes — In December 2015, Development Recovery Company (DRC) filed a lawsuit in Denver State Court, stating PSCo failed to award proper allowances and refunds for line extensions to new developments pursuant to the terms of electric service agreements entered into by PSCo and various developers. The dispute involves assigned interests in those claims by over fifty developers. In May 2016, the district court granted PSCo’s motion to dismiss the lawsuit, concluding that jurisdiction over this dispute resides with the CPUC. In June 2016, DRC filed a notice of appeal. DRC also brought a proceeding before the CPUC as assignee on behalf of two developers, Ryland Homes and Richmond Homes of Colorado. In March 2016, the Administrative Law Judge (ALJ) issued an order rejecting DRC’s claims for additional allowances and refunds. In June 2016, the ALJ’s determination was approved by the CPUC.

PSCo has concluded that a loss is remote with respect to this matter as the service agreements were developed to implement CPUC approved tariffs and PSCo has complied with the tariff provisions. Also, if a loss were sustained, PSCo believes it would be allowed to recover these costs through traditional regulatory mechanisms. The amount or range in dispute is presently unknown and no accrual has been recorded for this matter.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$250	$250
Amount outstanding at period end	40	—
Average amount outstanding	11	1
Maximum amount outstanding	70	34
Weighted average interest rate, computed on a daily basis	0.63%	0.41%
Weighted average interest rate at period end	0.62	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$700	$700
Amount outstanding at period end	—	14
Average amount outstanding	25	95
Maximum amount outstanding	116	449
Weighted average interest rate, computed on a daily basis	0.63%	0.51%
Weighted average interest rate at period end	N/A	0.60

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2016 and Dec. 31, 2015, there were $3 million and $4 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

Credit Facility — In order to use its commercial paper program, PSCo must have a credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available credit facility capacity. The line of credit provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.

At June 30, 2016, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$3	$697

(a)    This credit facility expires in June 2021.
(b)    Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2016 and Dec. 31, 2015.

Amended Credit Agreements - In June 2016, PSCo entered into an amended five-year credit agreement with a syndicate of banks. The total borrowing limit under the amended credit agreement remained at $700 million. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with the following exceptions:

•	The maturity extended from October 2019 to June 2021.

•
The Eurodollar borrowing margins on these lines of credit were reduced to a range of 75 to 150 basis points per year, from a range of 87.5 to 175 basis points per year, based upon applicable long-term credit ratings.

•
The commitment fees, calculated on the unused portion of the lines of credit, were reduced to a range of 6 to 22.5 basis points per year, from a range of 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

PSCo has the right to request an extension of the revolving credit facility termination date for two additional one-year periods, subject to majority bank group approval.

Long-Term Borrowings

In June, PSCo issued $250 million of 3.55 percent first mortgage bonds due June 15, 2046.

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

At June 30, 2016, accumulated other comprehensive losses related to interest rate derivatives included $1.0 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for any unsettled hedges, as applicable.

Wholesale and Commodity Trading Risk — PSCo conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy and energy-related instruments. PSCo’s risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee.

Commodity Derivatives — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale, and vehicle fuel.

At June 30, 2016, PSCo had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2016 and 2015.

At June 30, 2016, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at June 30, 2016 and Dec. 31, 2015:

(Amounts in Thousands) (a)(b)	June 30, 2016	Dec. 31, 2015
Megawatt hours of electricity	4,115	684
Million British thermal units of natural gas	41,586	12,515
Gallons of vehicle fuel	32	63

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and six months ended June 30, 2016 and 2015, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2016
	Pre-Tax Fair Value Gains Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$402	(a)	$—	$—
Vehicle fuel and other commodity	7	—	21	(b)	—	—
Total	$7	$—	$423		$—	$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—	$211	(c)
Natural gas commodity	—	5,626	—		—	25	(d)
Total	$—	$5,626	$—		$—	$236

	Six Months Ended June 30, 2016
	Pre-Tax Fair Value Gains Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$804	(a)	$—		$—
Vehicle fuel and other commodity	4	—	46	(b)	—		—
Total	$4	$—	$850		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$228	(c)
Natural gas commodity	—	3,677	—		7,736	(d)	(3,236)	(d)
Total	$—	$3,677	$—		$7,736		$(3,008)

	Three Months Ended June 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(182)	(a)	$—		$—
Vehicle fuel and other commodity	13	—	12	(b)	—		—
Total	$13	$—	$(170)		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$191	(c)
Natural gas commodity	—	(242)	—		(22)	(d)	—
Total	$—	$(242)	$—		$(22)		$191

	Six Months Ended June 30, 2015
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(363)	(a)	$—		$—
Vehicle fuel and other commodity	5	—	24	(b)	—		—
Total	$5	$—	$(339)		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$380	(c)
Natural gas commodity	—	(416)	—		(5,627)	(d)	5,460	(d)
Total	$—	$(416)	$—		$(5,627)		$5,840

(a)	Recorded to interest charges.

(b)	Recorded to operating and maintenance (O&M) expenses.

(c)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(d)
Amounts for the three and six months ended June 30, 2016 and 2015 included an immaterial amount of settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The remaining derivative settlement gains and losses for the three and six months ended June 30, 2016 and 2015 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2016 and 2015. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Consideration of Credit Risk and Concentrations — PSCo monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions. Given this assessment, as well as an assessment of the impact of PSCo’s own credit risk when determining the fair value of derivative liabilities, the impact of considering credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

PSCo employs additional credit risk control mechanisms, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

PSCo’s most significant concentrations of credit risk are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At June 30, 2016, five of PSCo’s 10 most significant counterparties, comprising $6.2 million or 14 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. Four of the 10 most significant counterparties, comprising $19.2 million or 42 percent of this credit exposure, were not rated by these agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $5.7 million or 12 percent of this credit exposure, had credit quality less than investment grade, based on ratings from external analysis. Six of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings. At June 30, 2016 and Dec. 31, 2015, no derivative instruments in a liability position would have required the posting of collateral or settlement of outstanding contracts if the credit ratings of PSCo were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2016 and Dec. 31, 2015.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at June 30, 2016:

	June 30, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$1,956	$5,006	$—	$6,962	$(5,950)	$1,012
Natural gas commodity	—	7,495	—	7,495	(31)	7,464
Total current derivative assets	$1,956	$12,501	$—	$14,457	$(5,981)	8,476
PPAs (a)						1,716
Current derivative instruments						$10,192
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$40	$7	$—	$47	$—	$47
Natural gas commodity	—	1,355	—	1,355	—	1,355
Total noncurrent derivative assets	$40	$1,362	$—	$1,402	$—	1,402
PPAs (a)						$2,604
Noncurrent derivative instruments						$4,006
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$37	$—	$37	$—	$37
Other derivative instruments:
Commodity trading	2,169	4,421	41	6,631	(5,950)	681
Natural gas commodity	—	31	—	31	(31)	—
Total current derivative liabilities	$2,169	$4,489	$41	$6,699	$(5,981)	718
PPAs (a)						5,173
Current derivative instruments						$5,891
Noncurrent derivative liabilities
PPAs (a)						$10,408
Noncurrent derivative instruments						$10,408

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2016. At June 30, 2016, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

There were immaterial losses recognized in earnings for level 3 commodity trading derivatives recognized in the three and six months ended June 30, 2016. There were no changes in Level 3 recurring fair value measurements for the three and six months ended June 30, 2015.

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2016 and 2015.

Fair Value of Long-Term Debt

As of June 30, 2016 and Dec. 31, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2016		Dec. 31, 2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$4,218,431	$4,821,310	$4,105,596	$4,376,875

(a)
Amounts reflect the classification of debt issuance costs as a deduction from the carrying amount of the related debt. See Note 2, Accounting Pronouncements for more information on the adoption of ASU 2015-03.

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2016 and Dec. 31, 2015, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2016	2015	2016	2015
Interest income	$148	$142	$289	$375
Other nonoperating income	747	520	1,080	1,297
Insurance policy (expense) income	(51)	103	(76)	(220)
Other income, net	$844	$765	$1,293	$1,452

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2016
Operating revenues (a)(b)	$722,569	$178,481	$8,802	$—	$909,852
Intersegment revenues	61	33	—	(94)	—
Total revenues	$722,630	$178,514	$8,802	$(94)	$909,852
Net income (loss)	$79,328	$8,075	$(59)	$—	$87,344

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2015
Operating revenues (a)(b)	$751,531	$191,975	$9,015	$—	$952,521
Intersegment revenues	69	(7)	—	(62)	—
Total revenues	$751,600	$191,968	$9,015	$(62)	$952,521
Net income	$87,676	$10,613	$211	$—	$98,500
(a)    Operating revenues include $2 million and $3 million of affiliate electric revenue for the three months ended June 30, 2016 and 2015, respectively.
(b)    Operating revenues include $1 million of other affiliate revenue for the three months ended June 30, 2016 and 2015.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2016
Operating revenues (a)(b)	$1,440,031	$506,975	$20,687	$—	$1,967,693
Intersegment revenues	142	78	—	(220)	—
Total revenues	$1,440,173	$507,053	$20,687	$(220)	$1,967,693
Net income	$151,864	$48,965	$2,389	$—	$203,218

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2015
Operating revenues (a)(b)	$1,500,992	$565,178	$21,801	$—	$2,087,971
Intersegment revenues	157	34	—	(191)	—
Total revenues	$1,501,149	$565,212	$21,801	$(191)	$2,087,971
Net income (loss)	$162,345	$47,236	$(115)	$—	$209,466
(a)    Operating revenues include $5 million and $4 million of affiliate electric revenue for the six months ended June 30, 2016 and 2015, respectively.
(b)    Operating revenues include $2 million of other affiliate revenue for the six months ended June 30, 2016 and 2015.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,492	$7,065	$192	$232
Interest cost	13,853	12,714	4,518	4,374
Expected return on plan assets	(17,692)	(18,147)	(5,575)	(5,950)
Amortization of prior service credit	(800)	(784)	(1,562)	(1,562)
Amortization of net loss	6,693	9,094	483	619
Net periodic benefit cost (credit)	8,546	9,942	(1,944)	(2,287)
Credits (costs) not recognized due to the effects of regulation	499	(366)	—	—
Net benefit cost (credit) recognized for financial reporting	$9,045	$9,576	$(1,944)	$(2,287)

	Six Months Ended June 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$12,958	$14,130	$384	$464
Interest cost	27,702	25,428	9,036	8,749
Expected return on plan assets	(35,384)	(36,295)	(11,150)	(11,901)
Amortization of prior service credit	(1,607)	(1,568)	(3,124)	(3,124)
Amortization of net loss	13,386	18,188	966	1,238
Net periodic benefit cost (credit)	17,055	19,883	(3,888)	(4,574)
Credits (cost) not recognized due to the effects of regulation	1,265	(732)	—	—
Net benefit cost (credit) recognized for financial reporting	$18,320	$19,151	$(3,888)	$(4,574)

In January 2016, contributions of $125.0 million were made across four of Xcel Energy’s pension plans, of which $16.8 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2016.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2016 and 2015 were as follows:

	Three Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(23,574)	$(219)	$(23,793)
Other comprehensive income before reclassifications	4	—	4
Losses reclassified from net accumulated other comprehensive loss	262	2	264
Net current period other comprehensive income	266	2	268
Accumulated other comprehensive loss at June 30	$(23,308)	$(217)	$(23,525)

Three Months Ended June 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at April 1	$(23,988)
Other comprehensive loss before reclassifications	8
Gains reclassified from net accumulated other comprehensive loss	(106)
Net current period other comprehensive loss	(98)
Accumulated other comprehensive loss at June 30	$(24,086)

	Six Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(23,836)	$—	$(23,836)
Other comprehensive income (loss) before reclassifications	2	(219)	(217)
Losses reclassified from net accumulated other comprehensive loss	526	2	528
Net current period other comprehensive income (loss)	528	(217)	311
Accumulated other comprehensive loss at June 30	$(23,308)	$(217)	$(23,525)

Six Months Ended June 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(23,878)
Other comprehensive income before reclassifications	3
Gains reclassified from net accumulated other comprehensive loss	(211)
Net current period other comprehensive loss	(208)
Accumulated other comprehensive loss at June 30	$(24,086)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2016		Three Months Ended June 30, 2015
Losses (gains) on cash flow hedges:
Interest rate derivatives	$402	(a)	$(182)	(a)
Vehicle fuel derivatives	21	(b)	12	(b)
Total, pre-tax	423		(170)
Tax (benefit) expense	(161)		64
Total amounts reclassified, net of tax	$262		$(106)

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2016		Six Months Ended June 30, 2015
(Gains) losses on cash flow hedges:
Interest rate derivatives	$804	(a)	$(363)	(a)
Vehicle fuel derivatives	46	(b)	24	(b)
Total, pre-tax	850		(339)
Tax (benefit) expense	(324)		128
Total amounts reclassified, net of tax	$526		$(211)

(a)	Included in interest charges.

(b)	Included in O&M expenses.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015 and Quarterly Report on Form 10-Q for the quarter ended March 31, 2016), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

PSCo’s net income was approximately $203.2 million for the six months ended June 30, 2016, compared with approximately $209.5 million for the same period in 2015. The positive impact of higher natural gas revenues due to rate increases was more than offset by higher depreciation, O&M expenses, interest charges and the favorable impact of an adjustment to the estimated electric earnings test refund obligation recognized in 2015.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2016	2015
Electric revenues	$1,440	$1,501
Electric fuel and purchased power	(572)	(619)
Electric margin	$868	$882

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Fuel and purchased power cost recovery	$(41)
Demand side management (DSM) program revenues (offset by expenses)	(9)
Non-fuel riders	(5)
Earnings test refunds	(6)
Sales growth (excluding impact of weather)	6
Other, net	(6)
Total decrease in electric revenues	$(61)

Electric Margin

(Millions of Dollars)	2016 vs. 2015
DSM program revenues (offset by expenses)	(9)
Non-fuel riders	(5)
Earnings test refunds	(6)
Sales growth (excluding impact of weather)	6
Total decrease in electric margin	(14)

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2016	2015
Natural gas revenues	$507	$565
Cost of natural gas sold and transported	(228)	(310)
Natural gas margin	$279	$255

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2016 vs. 2015
Purchased natural gas adjustment clause recovery	$(83)
Retail rate increase	22
Estimated impact of weather	2
Other, net	1
Total decrease in natural gas revenues	$(58)

Natural Gas Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increase	22
Estimated impact of weather	2
Total increase in natural gas margin	$24

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $5.7 million, or 1.5 percent, for the six months ended June 30, 2016 compared with the same period in 2015. The increase was mainly due to the timing of planned maintenance and overhauls along with higher gas survey and damage prevention costs, which were partially offset by lower employee benefit costs.

DSM Program Expenses — DSM program expenses decreased $6.5 million, or 10.2 percent, for the six months ended June 30, 2016 compared with the same period in 2015. The decrease was primarily attributable to lower electric recovery rates.

Depreciation and Amortization — Depreciation and amortization expense increased $17.5 million, or 8.7 percent, for the six months ended June 30, 2016 compared with the same period in 2015. The increase is primarily attributable to capital investments.

Interest Charges — Interest charges increased by $5.3 million, or 6.1 percent, for the six months ended June 30, 2016 compared with the same period in 2015. The increase is primarily due to higher long-term debt levels, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $3.0 million for the six months ended June 30, 2016 compared with the same period in 2015. The decrease in income tax expense was primarily due to lower pretax earnings in 2016. The ETR was 37.4 percent for the six months ended June 30, 2016 compared with 37.2 percent for the same period in 2015.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 and Public Utility Regulation included in Item 2 of PSCo’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

Colorado 2017 Electric Resource Plan — In May 2016, PSCo filed its 2017 Electric Resource Plan which identified approximately 600 MW of additional resources need by the summer of 2023. The CPUC is expected to consider the resource plan in two phases. In the first phase, the CPUC will examine the resource need to address peak demand periods, establish the resource acquisition period and determine modeling parameters used in resource selection for the second phase. The second phase would include solicitation of new resources. PSCo’s base plan, filed in Phase I, addressed various resources including 410 MW of combined cycle generation, 700 MW of combustion turbine generation and approximately 600 MW of customer sited solar generation. Additional scenarios to the plan include adding 600 MW of the Rush Creek Wind Project or 400 MW of wind or utility solar generation. The first phase of the Electric Resource Plan is anticipated to conclude in the second quarter of 2017 with the second phase to begin shortly after.

Brush to Castle Pines 345 Kilovolt (KV) Transmission Line — In April 2015, the CPUC granted a certificate of public convenience and necessity (CPCN) to construct a new 345 KV transmission line originating from Pawnee generating station, near Brush, CO to the Daniels Park substation, near Castle Pines, CO to be placed in service by May 2022.  The estimated project cost is $178.3 million.  The CPUC’s decision requires that project construction begin no earlier than May 2020 to meet resource needs by 2023.

In April 2016, PSCo filed a petition with the CPUC to request that construction begin as early as February 2017 for the project to be placed in service by October 2019. This project was proposed to support the interconnection of new generation at PSCo’s Pawnee or Missile Site substations. As the Rush Creek Wind Project interconnects at the Missile Site substation, parties have requested that PSCo’s petition to start construction in 2017 be consolidated with the Rush Creek Wind Project. The CPUC granted the request for consolidation and a decision on the petition is expected by November 2016.

Rush Creek Wind Ownership Proposal — In May 2016, PSCo filed an application to build, own and operate a 600 MW wind generation facility at a cost of approximately $1 billion, including transmission investment. PSCo requested approval of the proposal by November 2016, in order to commence the project timely and capture the full production tax credit benefit for customers.

Colorado legislation allows for utilities to own up to 50 percent of new renewable resources without a competitive bidding process if projects can be developed at a reasonable price and demonstrate economic benefit.

PSCo believes its proposed facility can be constructed at a reasonable cost compared to the cost of similar renewable resources available on the market, and that it will be able to demonstrate to the CPUC and the independent evaluator that the proposed wind project meets the reasonable price and economic benefit standards. If approved by the CPUC, the new facility is projected to go into service in December 2018.

Intervenors responded to PSCo’s application and answer testimony was filed in July 2016. The next steps in the procedural schedule are as follows:

•	PSCo’s rebuttal testimony — Aug. 22, 2016; and

•	Hearings — Sept. 7-9, 2016.

Natural Gas Reserves Investments — In January 2016, PSCo filed a request with the CPUC for approval of a long-term natural gas procurement and price hedging framework.  In June 2016, PSCo withdrew its application as it concluded that the litigation of the application would be contentious and, as structured, the framework would not address many of the concerns raised about the program by various intervenors. PSCo will continue to examine opportunities to mitigate price volatility for its customers.

Joint Dispatch Agreement (JDA) — In February 2016, the FERC approved a JDA between PSCo, Black Hills Colorado Electric Utility Company, LP and Platte River Power Authority. Through the JDA, energy is dispatched to economically serve the combined electric customer loads of the three systems. In circumstances where PSCo is the lowest cost producer, it will sell its excess generation to other JDA counterparties. Margins on these sales would be shared among PSCo and its customers, of which 10 percent would be retained by PSCo. The JDA parties estimate the combined net benefits of the agreement would be approximately $4.5 million, annually. The agreement results in a reduction in total energy costs for the parties, of which approximately $1.4 million would be allocated to PSCo’s customers. As part of the agreement, PSCo will earn a management fee to administer the JDA. Operations under the JDA are expected to begin in August 2016.

Advanced Grid Intelligence and Security — In August 2016, PSCo filed a request with the CPUC to approve a certificate of public convenience and necessity (CPCN) for implementation of its advanced grid initiative. The project incorporates installing advanced meters, implementing a combination of hardware and software applications to allow the distribution system to operate at a lower voltage (integrated volt-var optimization) and installing necessary communications infrastructure to implement this hardware. These major projects are expected to improve customer experience, enhance grid reliability and enable the implementation of new and innovative programs and rate structures. The estimated capital investment for the project is approximately $500 million, which is largely included in Xcel Energy’s base capital forecast for 2016-2020. The project would be completed by 2021.

Decoupling Filing — On July 12, 2016, PSCo filed a request with the CPUC to approve a partial decoupling mechanism for a five year period, effective in 2017.  The proposed decoupling adjustment would allow PSCo to adjust annual revenues based on changes in weather normalized average use per customer for the residential and small C&I classes.  The proposed mechanism is intended to improve PSCo’s ability to collect base rate revenues in the event that average use per customer declines as a result of DSM, distributed generation and other energy saving programs. The proposed decoupling mechanism is symmetric and may result in potential refunds to customers if there were an increase in average use per customer. PSCo did not request that revenue be adjusted as a result of weather related sales fluctuations.

Summary of Recent Federal Regulatory Developments

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas.  The DOT Pipeline and Hazardous Materials Safety Administration (PHMSA) recently released proposed rules that address this verification requirement along with a number of other significant changes to gas transmission regulations.  These changes include requirements around use of automatic or remote-controlled shut-off valves; testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also includes a maximum penalty for violating pipeline safety rules of $2 million per day for related violations.

PSCo recently commented on the proposed rules and continues to analyze the proposed rule changes as they relate to costs, current operations and financial results.  PHMSA has indicated that they intend for the rules to go into effect in late 2016.

PSCo has been taking actions that were intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.  PSCo can generally recover costs to comply with the transmission and distribution integrity management programs through the pipeline system integrity adjustment rider.

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of PSCo, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of PSCo’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2015 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2016. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — The FERC has adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC is not expected to issue orders in any of the litigated ROE complaint proceedings until later in 2016 or 2017.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) — In 2015, PSCo filed changes to its transmission formula rate and production formula rate to modify the treatment of ADIT to comply with IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filings were intended to ensure that PSCo is in compliance with IRS rules and may continue to use accelerated tax depreciation. In April 2016, FERC accepted the PSCo formula rate changes, subject to a compliance filing. PSCo submitted the compliance filing in May 2016.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2016, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

Effective January 2016, PSCo implemented the general ledger modules of a new enterprise resource planning (ERP) system to improve certain financial and related transaction processes. During 2016 and 2017, PSCo will continue implementing additional modules and expects to begin conversion of existing work management systems to this new ERP system. In connection with this ongoing implementation, PSCo has updated and will continue updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting procedures. PSCo does not expect the implementation of the additional modules to materially affect its internal control over financial reporting.

No changes in PSCo’s internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, PSCo’s internal control over financial reporting.

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
4.01*
Supplemental Indenture dated as of June 1, 2016 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250,000,000 principal amount of 3.55 percent First Mortgage Bonds, Series No. 29 due 2046. (Exhibit 4.01 to Form 8-K of PSCo dated June 13, 2016 (file no. 001-03280)).

10.01*+	Fifth Amendment dated May 3, 2016 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.01 to Form 10-Q of Xcel Energy dated Aug. 4, 2016 (file no. 001-03034)).
10.02*
Second Amended and Restated Credit Agreement, dated as of June 20, 2016 among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents. (Exhibit 99.03 to Form 8-K of Xcel Energy, dated June 20, 2016 (file no. 001-03034)).

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
101
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

Aug. 4, 2016	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)