Form 10-Q
period 2016-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2016-10-31
CIK 81018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 31, 2016
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2016	2015	2016	2015
Operating revenues
Electric	$897,516	$884,305	$2,337,547	$2,385,297
Natural gas	152,763	151,553	659,738	716,731
Steam and other	8,898	8,846	29,585	30,647
Total operating revenues	1,059,177	1,044,704	3,026,870	3,132,675

Operating expenses
Electric fuel and purchased power	318,624	311,347	890,509	930,107
Cost of natural gas sold and transported	42,379	44,953	270,182	354,825
Cost of sales — steam and other	3,664	3,596	10,874	12,938
Operating and maintenance expenses	191,011	186,379	570,343	560,021
Demand side management program expenses	31,015	33,040	88,094	96,622
Depreciation and amortization	111,803	104,228	330,593	305,517
Taxes (other than income taxes)	45,076	45,987	146,851	146,895
Total operating expenses	743,572	729,530	2,307,446	2,406,925

Operating income	315,605	315,174	719,424	725,750

Other income, net	544	1,222	1,837	2,674
Allowance for funds used during construction — equity	5,343	3,958	13,714	10,155

Interest charges and financing costs
Interest charges — includes other financing costs of $1,271, $1,611, $4,735 and $4,671, respectively	46,664	44,875	138,982	131,859
Allowance for funds used during construction — debt	(1,995)	(1,467)	(5,222)	(3,890)
Total interest charges and financing costs	44,669	43,408	133,760	127,969

Income before income taxes	276,823	276,946	601,215	610,610
Income taxes	103,216	103,865	224,390	228,063
Net income	$173,607	$173,081	$376,825	$382,547

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2016	2015	2016	2015
Net income	$173,607	$173,081	$376,825	$382,547

Other comprehensive income (loss)

Pension and retiree medical benefits:
Amortization of gains included in net periodic benefit cost, net of tax of $0, $0, $(134) and $0, respectively	—	—	(217)	—

Derivative instruments:
Net fair value increase, net of tax of $(1), $(10), $1, and $(10), respectively	(1)	(17)	1	(14)
Reclassification of losses (gains) to net income, net of tax of $162, $5, $486 and $(123), respectively	266	19	792	(192)

Other comprehensive income (loss)	265	2	576	(206)
Comprehensive income	$173,872	$173,083	$377,401	$382,341

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2016	2015
Operating activities
Net income	$376,825	$382,547
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	332,383	309,048
Demand side management program amortization	1,802	2,776
Deferred income taxes	202,599	185,212
Amortization of investment tax credits	(2,104)	(2,200)
Allowance for equity funds used during construction	(13,714)	(10,155)
Net realized and unrealized hedging and derivative transactions	(1,801)	3,255
Other	(388)	—
Changes in operating assets and liabilities:
Accounts receivable	27,080	61,044
Accrued unbilled revenues	70,498	92,819
Inventories	(11,712)	1,215
Prepayments and other	52,526	75,488
Accounts payable	(20,164)	(78,610)
Net regulatory assets and liabilities	(31,152)	43,125
Other current liabilities	(59,596)	(36,587)
Pension and other employee benefit obligations	(13,080)	(22,653)
Change in other noncurrent assets	(1,422)	2,273
Change in other noncurrent liabilities	(15,433)	(30,667)
Net cash provided by operating activities	893,147	977,930

Investing activities
Utility capital/construction expenditures	(802,051)	(668,381)
Proceeds from insurance recoveries	608	—
Allowance for equity funds used during construction	13,714	10,155
Investments in utility money pool arrangement	(437,000)	(150,300)
Repayments from utility money pool arrangement	437,000	166,300
Other	(1,460)	—
Net cash used in investing activities	(789,189)	(642,226)

Financing activities
Repayments of short-term borrowings, net	(14,000)	(382,000)
Borrowings under utility money pool arrangement	357,000	67,000
Repayments under utility money pool arrangement	(306,000)	(67,000)
Proceeds from issuance of long-term debt	244,527	246,826
Repayments of long-term debt	(129,500)	—
Capital contributions from parent	1,571	73,718
Dividends paid to parent	(253,796)	(247,174)
Net cash used in financing activities	(100,198)	(308,630)

Net change in cash and cash equivalents	3,760	27,074
Cash and cash equivalents at beginning of period	3,585	7,635
Cash and cash equivalents at end of period	$7,345	$34,709

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(149,786)	$(145,569)
Cash received for income taxes, net	32,388	38,349
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$84,417	$104,965

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2016	Dec. 31, 2015
Assets
Current assets
Cash and cash equivalents	$7,345	$3,585
Accounts receivable, net	270,112	300,882
Accounts receivable from affiliates	11,735	4,909
Accrued unbilled revenues	205,714	276,212
Inventories	217,274	205,562
Regulatory assets	83,278	92,072
Derivative instruments	7,357	1,945
Deferred income taxes	42,037	62,662
Prepaid taxes	30,633	81,162
Prepayments and other	20,093	22,698
Total current assets	895,578	1,051,689

Property, plant and equipment, net	12,628,372	12,172,211

Other assets
Regulatory assets	875,952	906,275
Derivative instruments	2,870	3,478
Other	22,790	18,224
Total other assets	901,612	927,977
Total assets	$14,425,562	$14,151,877

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$5,277	$8,103
Short-term debt	—	14,000
Borrowings under utility money pool arrangement	51,000	—
Accounts payable	312,998	352,701
Accounts payable to affiliates	38,632	76,643
Regulatory liabilities	74,661	152,823
Taxes accrued	132,230	166,660
Accrued interest	29,716	49,698
Dividends payable to parent	82,785	83,374
Derivative instruments	5,324	8,881
Other	72,029	78,910
Total current liabilities	804,652	991,793

Deferred credits and other liabilities
Deferred income taxes	2,907,922	2,720,860
Deferred investment tax credits	31,362	33,466
Regulatory liabilities	498,206	471,421
Asset retirement obligations	247,990	240,508
Derivative instruments	9,130	13,020
Customer advances	184,475	198,526
Pension and employee benefit obligations	188,695	200,774
Other	62,471	63,864
Total deferred credits and other liabilities	4,130,251	3,942,439

Commitments and contingencies
Capitalization
Long-term debt	4,211,396	4,097,493
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at Sept. 30, 2016 and Dec. 31, 2015, respectively	—	—
Additional paid in capital	3,655,741	3,620,824
Retained earnings	1,646,782	1,523,164
Accumulated other comprehensive loss	(23,260)	(23,836)
Total common stockholders’ equity	5,279,263	5,120,152
Total liabilities and equity	$14,425,562	$14,151,877

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of Sept. 30, 2016 and Dec. 31, 2015; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2016 and 2015; and its cash flows for the nine months ended Sept. 30, 2016 and 2015. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2016 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2015 balance sheet information has been derived from the audited 2015 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2015. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2015, filed with the SEC on Feb. 22, 2016. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Accounts receivable, net
Accounts receivable	$289,135	$321,004
Less allowance for bad debts	(19,023)	(20,122)
	$270,112	$300,882

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$58,949	$58,128
Fuel	78,246	78,586
Natural gas	80,079	68,848
	$217,274	$205,562

(Thousands of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$12,136,597	$11,856,126
Natural gas plant	3,590,746	3,420,249
Common and other property	867,340	862,840
Plant to be retired (a)	36,852	38,249
Construction work in progress	559,808	408,963
Total property, plant and equipment	17,191,343	16,586,427
Less accumulated depreciation	(4,562,971)	(4,414,216)
	$12,628,372	$12,172,211

(a)
In 2017, PSCo expects to both early retire Valmont Unit 5 and convert Cherokee Unit 4 from a coal-fueled generating facility to natural gas. PSCo also expects Craig Unit 1 to be early retired in approximately 2025.  Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of Sept. 30, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, the 2013 through 2014 claims, and the anticipated claim for 2015. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their case to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in June 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS’s proposed adjustment of the carryback claims. PSCo is not expected to accrue any income tax expense related to this adjustment. In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Sept. 30, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$2.7	$2.4
Unrecognized tax benefit — Temporary tax positions	16.2	15.0
Total unrecognized tax benefit	$18.9	$17.4

The unrecognized tax benefit amounts were reduced by the tax benefits associated with net operating loss (NOL) and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(5.4)	$(4.3)

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

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 and in Note 5 to PSCo’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending Regulatory Proceeding — Colorado Public Utilities Commission (CPUC)

Annual Electric Earnings Test — As part of an annual earnings test, PSCo must share with customers earnings that exceed the authorized return on equity (ROE) threshold of 9.83 percent for 2015 through 2017. The current estimate of the 2016 earnings test, based on annual forecasted information, did not result in the recognition of a liability as of Sept. 30, 2016.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 11 and 12 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2015, and in Note 6 to PSCo’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

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

PSCo had approximately 1,571 megawatts (MW) and 1,802 MW of capacity under long-term PPAs as of Sept. 30, 2016 and Dec. 31, 2015, with entities that have been determined to be variable interest entities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2032.

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

In 2015, industry and environmental non-governmental organizations sought judicial review of the final rule. In June 2016, the United States Court of Appeals for the District of Columbia Circuit issued an order remanding and vacating certain elements of the rule as a result of partial settlements with these parties. Oral arguments are expected to be heard in early 2017 and a final decision is anticipated in the first half of 2017. Until a final decision is reached in the case, it is uncertain whether the litigation or partial settlements will have any significant impact on results of operations, financial position or cash flows on PSCo.

Air
Implementation of the National Ambient Air Quality Standard (NAAQS) for Sulfur Dioxide (SO2) — The EPA adopted a more stringent NAAQS for SO2 in 2010. The EPA is requiring states to evaluate areas in three phases. The first phase includes areas near PSCo’s Pawnee plant. The Pawnee plant recently installed an SO2 scrubber to reduce SO2 emissions. In June 2016, the EPA issued final designations which found the area near the Pawnee plant is “unclassifiable.” It is anticipated that the area near the Pawnee plant will be able to show compliance with the NAAQS through air dispersion modeling performed by the Colorado Department of Public Health and Environment.

If an area is designated nonattainment in 2020, the states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan, which would be due by 2022, designed to achieve the NAAQS by 2025. The areas near the remaining power plants, Comanche and Hayden, will be evaluated in the next designation phase, ending December 2017. Comanche and Hayden plants already utilize scrubbers to control SO2 emissions. PSCo cannot evaluate the impacts until the designation of nonattainment areas is made, and any required state plan has been developed. PSCo believes that should SO2 control systems be required for a plant, compliance costs or the costs of alternative cost-effective generation will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

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

In May 2015, the FERC issued an order rejecting the City’s claim that any of the sales made resulted in an excessive burden and concluded that the City failed to establish a causal link between any contracts and any claimed unlawful market activity. In February 2016, the City appealed this decision to the Ninth Circuit. This appeal is pending review by the Ninth Circuit.

In December 2015, the Ninth Circuit held that the standard of review applied by the FERC to the contracts which the City was challenging is appropriate. The Ninth Circuit dismissed questions concerning whether the FERC properly established the scope of the hearing, and determined that the challenged orders are preliminary and that the Ninth Circuit lacks jurisdiction to review evidentiary decisions until after the FERC’s proceedings are final. The City joined the State of California in its request seeking rehearing of this order, which the Ninth Circuit denied. The FERC proceedings are now final with respect to the City’s claims and are subject to review in the pending Ninth Circuit appeal.

In October 2016, a settlement was reached that resolves all outstanding claims between and among the City and the respondents, including PSCo. Settlement terms required PSCo to pay the City $15,000 and the City to withdraw its pending appeal with the Ninth Circuit. This brings this matter to a close.

Line Extension Disputes — In December 2015, Development Recovery Company (DRC) filed a lawsuit in Denver State Court, stating PSCo failed to award proper allowances and refunds for line extensions to new developments pursuant to the terms of electric service agreements entered into by PSCo and various developers. The dispute involves assigned interests in those claims by over fifty developers. In May 2016, the district court granted PSCo’s motion to dismiss the lawsuit, concluding that jurisdiction over this dispute resides with the CPUC. In June 2016, DRC filed a notice of appeal. DRC filed its opening brief on Oct. 20, 2016 and PSCo’s answer brief is due in Nov. 24, 2016. DRC also brought a proceeding before the CPUC as assignee on behalf of two developers, Ryland Homes and Richmond Homes of Colorado. In March 2016, the Administrative Law Judge (ALJ) issued an order rejecting DRC’s claims for additional allowances and refunds. In June 2016, the ALJ’s determination was approved by the CPUC. DRC did not file a request for reconsideration before the CPUC contesting the decision, but filed an appeal in Denver District Court in August 2016.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$250	$250
Amount outstanding at period end	51	—
Average amount outstanding	18	1
Maximum amount outstanding	52	34
Weighted average interest rate, computed on a daily basis	0.61%	0.41%
Weighted average interest rate at period end	0.66	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2016	Year Ended Dec. 31, 2015
Borrowing limit	$700	$700
Amount outstanding at period end	—	14
Average amount outstanding	14	95
Maximum amount outstanding	95	449
Weighted average interest rate, computed on a daily basis	0.65%	0.51%
Weighted average interest rate at period end	N/A	0.60

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

Long-Term Borrowings

In June 2016, PSCo issued $250 million of 3.55 percent first mortgage bonds due June 15, 2046.

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

Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the measurement date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices.

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

At Sept. 30, 2016, PSCo had various vehicle fuel contracts designated as cash flow hedges extending through December 2016. PSCo also enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and nine months ended Sept. 30, 2016 and 2015.

At Sept. 30, 2016, net losses related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions occur.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at Sept. 30, 2016 and Dec. 31, 2015:

(Amounts in Thousands) (a)(b)	Sept. 30, 2016	Dec. 31, 2015
Megawatt hours of electricity	6,184	684
Million British thermal units of natural gas	42,207	12,515
Gallons of vehicle fuel	16	63

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2016 and 2015, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended Sept. 30, 2016
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$407	(a)	$—	$—
Vehicle fuel and other commodity	(2)	—	21	(b)	—	—
Total	$(2)	$—	$428		$—	$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—	$(28)	(c)
Natural gas commodity	—	(4,848)	—		—	(6)	(d)
Total	$—	$(4,848)	$—		$—	$(34)

	Nine Months Ended Sept. 30, 2016
	Pre-Tax Fair Value (Gains) Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,211	(a)	$—		$—
Vehicle fuel and other commodity	2	—	67	(b)	—		—
Total	$2	$—	$1,278		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$200	(c)
Natural gas commodity	—	(1,172)	—		7,736	(d)	(3,242)	(d)
Total	$—	$(1,172)	$—		$7,736		$(3,042)

	Three Months Ended Sept. 30, 2015
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$9	(a)	$—	$—
Vehicle fuel and other commodity	(29)	—	15	(b)	—	—
Total	$(29)	$—	$24		$—	$—
Other derivative instruments
Natural gas commodity	—	(2,140)	—		—	(405)	(d)
Total	$—	$(2,140)	$—		$—	$(405)

	Nine Months Ended Sept. 30, 2015
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(353)	(a)	$—		$—
Vehicle fuel and other commodity	(24)	—	38	(b)	—		—
Total	$(24)	$—	$(315)		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$191	(c)
Natural gas commodity	—	(2,496)	—		5,460	(d)	(5,925)	(d)
Total	$—	$(2,496)	$—		$5,460		$(5,734)

(a)	Recorded to interest charges.

(b)	Recorded to operating and maintenance (O&M) expenses.

(c)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(d)
Amounts for the three and nine months ended Sept. 30, 2016 included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Amounts for the three and nine months ended Sept. 30, 2015 included $0.4 million and $0.5 million, respectively, of settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The remaining derivative settlement gains and losses for the three and nine months ended Sept. 30, 2016 and 2015 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

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

PSCo’s most significant concentrations of credit risk are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Sept. 30, 2016, five of PSCo’s 10 most significant counterparties, comprising $5.1 million or 9 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s Ratings Services, Moody’s Investor Services or Fitch Ratings. Four of the 10 most significant counterparties, comprising $27.2 million or 51 percent of this credit exposure, were not rated by these agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $3.0 million or 6 percent of this credit exposure, had credit quality less than investment grade, based on ratings from external analysis. Seven of these significant counterparties are municipal or cooperative electric entities, or other utilities.

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

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2016:

	Sept. 30, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$1,232	$3,056	$—	$4,288	$(3,687)	$601
Natural gas commodity	—	5,056	—	5,056	(15)	5,041
Total current derivative assets	$1,232	$8,112	$—	$9,344	$(3,702)	5,642
PPAs (a)						1,715
Current derivative instruments						$7,357
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$14	$—	$14	$—	$14
Natural gas commodity	—	681	—	681	—	681
Total noncurrent derivative assets	$—	$695	$—	$695	$—	695
PPAs (a)						$2,175
Noncurrent derivative instruments						$2,870
Current derivative liabilities
Derivatives designated as cash flow hedges:
Vehicle fuel and other commodity	$—	$18	$—	$18	$—	$18
Other derivative instruments:
Commodity trading	1,359	2,468	—	3,827	(3,687)	140
Natural gas commodity	—	15	—	15	(15)	—
Total current derivative liabilities	$1,359	$2,501	$—	$3,860	$(3,702)	158
PPAs (a)						5,166
Current derivative instruments						$5,324
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$12	$—	$12	$—	$12
Total noncurrent derivative liabilities	$—	$12	$—	$12	$—	12
PPAs (a)						$9,118
Noncurrent derivative instruments						$9,130

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2016. At Sept. 30, 2016, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

There were immaterial gains and losses recognized in earnings for level 3 commodity trading derivatives recognized in the three and nine months ended Sept. 30, 2016, respectively. There were no changes in Level 3 recurring fair value measurements for the three and nine months ended Sept. 30, 2015.

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2016 and 2015.

Fair Value of Long-Term Debt

As of Sept. 30, 2016 and Dec. 31, 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2016		Dec. 31, 2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$4,216,673	$4,772,639	$4,105,596	$4,376,875

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

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2016	2015	2016	2015
Interest income	$162	$162	$451	$537
Other nonoperating income	511	607	1,594	1,904
Insurance policy (expense) income	(129)	453	(205)	233
Other nonoperating expense	—	—	(3)	—
Other income, net	$544	$1,222	$1,837	$2,674

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2016
Operating revenues (a)(b)	$897,516	$152,763	$8,898	$—	$1,059,177
Intersegment revenues	54	6	—	(60)	—
Total revenues	$897,570	$152,769	$8,898	$(60)	$1,059,177
Net income (loss)	$168,328	$4,918	$361	$—	$173,607

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2015
Operating revenues (a)(b)	$884,305	$151,553	$8,846	$—	$1,044,704
Intersegment revenues	65	9	—	(74)	—
Total revenues	$884,370	$151,562	$8,846	$(74)	$1,044,704
Net income	$167,931	$4,548	$602	$—	$173,081
(a)    Operating revenues include $2 million of affiliate electric revenue for the three months ended Sept. 30, 2016 and 2015.
(b)    Operating revenues include $1 million and $2 million of other affiliate revenue for the three months ended Sept. 30, 2016 and 2015, respectively.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2016
Operating revenues (a)(b)	$2,337,547	$659,738	$29,585	$—	$3,026,870
Intersegment revenues	196	84	—	(280)	—
Total revenues	$2,337,743	$659,822	$29,585	$(280)	$3,026,870
Net income	$320,192	$53,883	$2,750	$—	$376,825

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2015
Operating revenues (a)(b)	$2,385,297	$716,731	$30,647	$—	$3,132,675
Intersegment revenues	222	43	—	(265)	—
Total revenues	$2,385,519	$716,774	$30,647	$(265)	$3,132,675
Net income (loss)	$330,276	$51,784	$487	$—	$382,547
(a)    Operating revenues include $7 million and $6 million of affiliate electric revenue for the nine months ended Sept. 30, 2016 and 2015, respectively.
(b)    Operating revenues include $3 million of other affiliate revenue for the nine months ended Sept. 30, 2016 and 2015.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,487	$7,065	$192	$232
Interest cost	13,852	12,714	4,518	4,375
Expected return on plan assets	(17,692)	(18,147)	(5,575)	(5,951)
Amortization of prior service credit	(801)	(784)	(1,562)	(1,562)
Amortization of net loss	6,692	9,094	483	618
Net periodic benefit cost (credit)	8,538	9,942	(1,944)	(2,288)
Credits (costs) not recognized due to the effects of regulation	682	(366)	—	—
Net benefit cost (credit) recognized for financial reporting	$9,220	$9,576	$(1,944)	$(2,288)

	Nine Months Ended Sept. 30
	2016	2015	2016	2015
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$19,445	$21,195	$576	$696
Interest cost	41,554	38,142	13,554	13,124
Expected return on plan assets	(53,076)	(54,442)	(16,725)	(17,852)
Amortization of prior service credit	(2,408)	(2,352)	(4,686)	(4,686)
Amortization of net loss	20,078	27,282	1,449	1,856
Net periodic benefit cost (credit)	25,593	29,825	(5,832)	(6,862)
Credits (cost) not recognized due to the effects of regulation	1,947	(1,098)	—	—
Net benefit cost (credit) recognized for financial reporting	$27,540	$28,727	$(5,832)	$(6,862)

In January 2016, contributions of $125.0 million were made across four of Xcel Energy’s pension plans, of which $16.8 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2016.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2016 and 2015 were as follows:

	Three Months Ended Sept. 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(23,308)	$(217)	$(23,525)
Other comprehensive loss before reclassifications	(1)	—	(1)
Losses reclassified from net accumulated other comprehensive loss	266	—	266
Net current period other comprehensive income	265	—	265
Accumulated other comprehensive loss at Sept. 30	$(23,043)	$(217)	$(23,260)

Three Months Ended Sept. 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at July 1	$(24,086)
Other comprehensive loss before reclassifications	(17)
Losses reclassified from net accumulated other comprehensive loss	19
Net current period other comprehensive income	2
Accumulated other comprehensive loss at Sept. 30	$(24,084)

	Nine Months Ended Sept. 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(23,836)	$—	$(23,836)
Other comprehensive income (loss) before reclassifications	1	(219)	(218)
Losses reclassified from net accumulated other comprehensive loss	792	2	794
Net current period other comprehensive income (loss)	793	(217)	576
Accumulated other comprehensive loss at Sept. 30	$(23,043)	$(217)	$(23,260)

Nine Months Ended Sept. 30, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(23,878)
Other comprehensive loss before reclassifications	(14)
Gains reclassified from net accumulated other comprehensive loss	(192)
Net current period other comprehensive loss	(206)
Accumulated other comprehensive loss at Sept. 30	$(24,084)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2016		Three Months Ended Sept. 30, 2015
Losses (gains) on cash flow hedges:
Interest rate derivatives	$407	(a)	$9	(a)
Vehicle fuel derivatives	21	(b)	15	(b)
Total, pre-tax	428		24
Tax benefit	(162)		(5)
Total amounts reclassified, net of tax	$266		$19

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2016		Nine Months Ended Sept. 30, 2015
Losses (gains) on cash flow hedges:
Interest rate derivatives	$1,211	(a)	$(353)	(a)
Vehicle fuel derivatives	67	(b)	38	(b)
Total, pre-tax	1,278		(315)
Tax (benefit) expense	(486)		123
Total amounts reclassified, net of tax	$792		$(192)

(a)	Included in interest charges.

(b)	Included in O&M expenses.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2015 and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2016), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Results of Operations

PSCo’s net income was approximately $376.8 million for the nine months ended Sept. 30, 2016, compared with approximately $382.5 million for the same period in 2015. Higher natural gas margins primarily due to rate increases and higher allowance for funds used during construction were offset by higher depreciation, O&M expenses and interest charges.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2016	2015
Electric revenues	$2,338	$2,385
Electric fuel and purchased power	(891)	(930)
Electric margin	$1,447	$1,455

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Fuel and purchased power cost recovery	$(29)
Demand side management (DSM) program revenues (offset by expenses)	(11)
Firm wholesale	(10)
Non-fuel riders	(9)
Trading	(5)
Sales growth (excluding impact of weather)	17
Total decrease in electric revenues	$(47)

Electric Margin

(Millions of Dollars)	2016 vs. 2015
DSM program revenues (offset by expenses)	$(11)
Firm wholesale	(10)
Non-fuel riders	(9)
Sales growth (excluding impact of weather)	17
Estimated impact of weather	4
Other, net	1
Total decrease in electric margin	$(8)

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2016	2015
Natural gas revenues	$660	$717
Cost of natural gas sold and transported	(270)	(355)
Natural gas margin	$390	$362

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2016 vs. 2015
Purchased natural gas adjustment clause recovery	$(86)
Retail rate increase	30
Other, net	(1)
Total decrease in natural gas revenues	$(57)

Natural Gas Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increase	$30
Estimated impact of weather	2
Non-fuel riders, partially offset by expenses	(8)
Other, net	4
Total increase in natural gas margin	$28

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $10.3 million, or 1.8 percent, for the nine months ended Sept. 30, 2016 compared with the same period in 2015. The increase was mainly due to additional maintenance activities and storm related costs, partially offset by a reduction in the timing and scope of plant outages and discovery work.

DSM Program Expenses — DSM program expenses decreased $8.5 million, or 8.8 percent, for the nine months ended Sept. 30, 2016 compared with the same period in 2015. The decrease was primarily attributable to lower electric recovery rates.

Depreciation and Amortization — Depreciation and amortization expense increased $25.1 million, or 8.2 percent, for the nine months ended Sept. 30, 2016 compared with the same period in 2015. The increase was primarily attributable to capital investments.

Interest Charges — Interest charges increased by $7.1 million, or 5.4 percent, for the nine months ended Sept. 30, 2016 compared with the same period in 2015. The increase was primarily due to higher long-term debt levels to fund capital investments..

Income Taxes — Income tax expense decreased $3.7 million for the nine months ended Sept. 30, 2016 compared with the same period in 2015. The decrease in income tax expense was primarily due to lower pretax earnings in 2016. The ETR was 37.3 percent for the nine months ended Sept. 30, 2016 compared with 37.4 percent for the same period in 2015.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2015 and Public Utility Regulation included in Item 2 of PSCo’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

Colorado 2016 Electric Resource Plan — In May 2016, PSCo filed its 2016 Electric Resource Plan which identified approximately 600 MW of additional resources need by the summer of 2023. The CPUC is expected to consider the resource plan in two phases. In the first phase, the CPUC will examine the resource need to address peak demand periods, establish the resource acquisition period and determine modeling parameters used in resource selection for the second phase. The second phase would include solicitation of new resources. PSCo’s base plan, filed in Phase I, addressed various resources including 410 MW of combined cycle generation, 700 MW of combustion turbine generation and approximately 600 MW of customer sited solar generation. Additional scenarios to the plan include adding 600 MW of the Rush Creek Wind Project or 400 MW of wind or utility solar generation.

The key dates in the procedural schedule for the first phase of the Electric Resource Plan are as follows:

•	Answer testimony — Dec. 9, 2016;

•	Rebuttal testimony — Jan. 17, 2017;

•	Hearings — Feb. 1-8, 2017; and

•	Statements of position — Feb. 17, 2017.

The second phase of the Electric Resource Plan is anticipated to begin shortly after the conclusion of the first phase.

Rush Creek Wind Ownership Proposal — In May 2016, PSCo filed an application to build, own and operate a 600 MW wind generation facility at Rush Creek for a cost of approximately $1 billion, including transmission investment.

In September 2016, the CPUC approved a settlement between PSCo, the CPUC Staff, the Colorado Office of Consumer Counsel, the Colorado Energy Office and various other parties. This will allow PSCo to commence the project on a timely basis and capture the full production tax credit benefit for customers.

Key terms of the settlement are listed below:

•	The Rush Creek project satisfies the reasonable cost standard and is in the public interest;

•	The project should be placed in service by Oct. 31, 2018;

•	The useful life of the project should be set at 25 years;

•	A hard cost-cap on the $1.096 billion investment (which includes the capital investment and allowance for funds used during construction);

•
A capital cost sharing mechanism for every $10 million below the cost-cap, with 82.5 percent retained by customers and 17.5 percent retained by PSCo on a net present value basis over the life of the project;

•
Amounts retained by PSCo under the capital cost sharing mechanism as well as overall facility revenue requirements may each be reduced for lower than projected long term generating output (i.e., higher degradation); and

•	The Pawnee-Daniels transmission line (estimated project cost of $178 million) should be accelerated and operations are expected to begin by October 2019.

PSCo Global Settlement Agreement — In August 2016, PSCo and various intervenors, including small and large customers, state representatives, environmental advocates and solar and energy groups, entered into a global settlement agreement regarding three pending filings with the CPUC, including the Phase II electric rate case (which is related to the rate design portion of the 2015 Electric Rate Case), the Renewable*Connect proposal (formally known as Solar*Connect) and the 2017 Renewable Energy Plan. Key terms of the agreement include that participating customers in the proposed Renewable*Connect program would pay ordinary tariff electric rates in addition to a voluntary tariff solar charge, and receive bill credits related to avoided cost savings for a new 50 MW solar resource. It was also agreed that PSCo’s 2017 Renewable Energy Plan would include 2017 to 2019 acquisition of a total of 225 MW of renewable energy from sources including rooftop solar, solar gardens and recycled energy.
A CPUC decision is expected by December 2016, which would allow PSCo to issue a request for proposal for the new Renewable*Connect solar facility and implement the 2017 Renewable Energy Plan and the rate design changes of the Phase II electric rate case beginning January 2017.
Joint Dispatch Agreement (JDA) — In February 2016, the FERC approved a JDA between PSCo, Black Hills Colorado Electric Utility Company, LP and Platte River Power Authority. Through the JDA, energy is dispatched to economically serve the combined electric customer loads of the three systems. In circumstances where PSCo is the lowest cost producer, it will sell its excess generation to other JDA counterparties. PSCo proposed with the CPUC that margins on these sales be shared among PSCo and its customers, of which 10 percent would be retained by PSCo. A decision by the CPUC is anticipated in the fourth quarter of 2016. The JDA parties estimate the combined net benefits of the agreement would be approximately $4.5 million, annually. The agreement results in a reduction in total energy costs for the parties, of which approximately $1.4 million would be allocated to PSCo’s customers. As part of the agreement, PSCo will earn a management fee to administer the JDA. We expect operations under the JDA to begin in the fourth quarter of 2016.
Advanced Grid Intelligence and Security — In August 2016, PSCo filed a request with the CPUC to approve a certificate of public convenience and necessity for implementation of its advanced grid initiative. The project incorporates installing advanced meters, implementing a combination of hardware and software applications to allow the distribution system to operate at a lower voltage (integrated volt-var optimization) and installing necessary communications infrastructure to implement this hardware. These major projects are expected to improve customer experience, enhance grid reliability and enable the implementation of new and innovative programs and rate structures. The estimated capital investment for the project is approximately $500 million. PSCo anticipates a CPUC decision by the third quarter of 2017. If approval is received, the project is expected to be completed by 2021.

Decoupling Filing — In July 2016, PSCo filed a request with the CPUC to approve a partial decoupling mechanism for a five year period, effective on Jan. 1, 2017.  The proposed decoupling adjustment would allow PSCo to adjust annual revenues based on changes in weather normalized average use per customer for the residential and small commercial and industrial classes.  The proposed mechanism is intended to improve PSCo’s ability to collect base rate revenues in the event that average use per customer declines as a result of DSM, distributed generation and other energy saving programs. The proposed decoupling mechanism is symmetric and may result in potential refunds to customers if there were an increase in average use per customer. PSCo did not request that revenue be adjusted as a result of weather related sales fluctuations.

In August 2016, a majority of the parties to the PSCo Global Settlement Agreement agreed to limit any future opposition to PSCo’s decoupling proposal to the specifics of design and implementation.

The key dates in the procedural schedule are as follows:

•	Direct testimony — Dec. 14, 2016;

•	Answer testimony — Jan. 16, 2017;

•	Rebuttal and cross answer testimony — Feb. 10, 2017; and

•	Hearings — Feb. 21-24, 2017.

A decision is anticipated in the first quarter of 2017.

Boulder, Colo. Municipalization — In November 2011, a ballot measure was passed which authorized the formation and operation of a municipal utility and the issuance of enterprise revenue bonds, subject to certain restrictions, including the level of initial rates and debt service coverage. In May 2014, the City of Boulder (Boulder) City Council passed an ordinance to establish an electric utility. PSCo challenged the formation of this utility as premature because costs and system separation plans were not final, but the case was dismissed. PSCo appealed this decision and in September 2016, the Colorado Court of Appeals preserved PSCo’s ability to challenge the utility while vacating the lower court’s decision.

In 2013, the CPUC ruled that Boulder may not be the retail service provider to any PSCo customers located outside Boulder city limits unless Boulder can establish that PSCo is unwilling or unable to serve those customers. The CPUC also ruled that it has jurisdiction over the transfer of any facilities to Boulder that currently serve any customers located outside Boulder city limits and will determine separation matters. The CPUC has declared that Boulder must receive CPUC transfer approval prior to any eminent domain actions. Boulder appealed this ruling to the Boulder District Court. In January 2015, the Boulder District Court affirmed the CPUC decision. The Boulder District Court also dismissed a condemnation action that Boulder had filed. The CPUC must complete the separation plan proceeding before Boulder may refile a condemnation proceeding.

In July 2015, Boulder filed an application with the CPUC requesting approval of its proposed separation plan. In August 2015, PSCo filed a motion to dismiss Boulder’s separation proposal, arguing Boulder’s request was not permissible under Colorado law. In December 2015, the CPUC granted the motion to dismiss the application in part, holding that Boulder had no right to acquire PSCo facilities used exclusively to serve customers located outside Boulder city limits. Other portions of Boulder’s application were not dismissed, but were stayed until Boulder supplemented its application. Boulder filed its amended application in September 2016, and in the application, Boulder estimates it would incur approximately $53 million of costs to separate from the PSCo system.

Summary of Recent Federal Regulatory Developments

The Pipeline and Hazardous Materials Safety Administration

Pipeline Safety Act — The Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act) requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas.  In April 2016, the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration (PHMSA) released proposed rules that address this verification requirement along with a number of other significant changes to gas transmission regulations.  These changes include requirements around use of automatic or remote-controlled shut-off valves; testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also includes a maximum penalty for violating pipeline safety rules of $2 million per day for related violations.

PSCo continues to analyze the proposed rule changes as they relate to costs, current operations and financial results.  PHMSA has indicated that they intend for the rules to go into effect in late 2017 or early 2018.

PSCo has been taking actions that were intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective.  PSCo can generally recover costs to comply with the transmission and distribution integrity management programs through the pipeline system integrity adjustment rider.

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of PSCo, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of PSCo’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2015 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2016 and June 30, 2016. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

FERC Order, New ROE Policy — The FERC has adopted a new two-step ROE methodology for electric utilities. The issue of how to apply the new FERC ROE methodology is being contested in various complaint proceedings. FERC issued an order in the first litigated Midcontinent Independent Transmission System Operator, Inc. (MISO) ROE complaint in September 2016 and is not expected to issue an order in the remaining litigated MISO ROE complaint proceeding until 2017.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) — In 2015, PSCo filed changes to its transmission formula rate and production formula rate to comply with IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filings were intended to ensure that PSCo is in compliance with IRS rules and may continue to use accelerated tax depreciation. In April 2016, FERC accepted the PSCo formula rate changes, subject to a compliance filing. PSCo submitted the compliance filing in May 2016. In August 2016, FERC approved the PSCo compliance filing.

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
10.01*+
Third Amendment dated Sept. 30, 2016 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.01 to Form 10-Q of Xcel Energy dated Oct. 28, 2016 (file no. 001-03034)).

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

Public Service Company of Colorado

Oct. 31, 2016	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)