Form 10-K
period 2016-12-31
PUBLIC SERVICE CO OF COLORADO
filed 2017-02-24
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
(Do not check if smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
As of Feb. 24, 2017, 100 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2017. Such information set forth under such heading is incorporated herein by this reference hereto.

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

PART I

Item l — Business

DEFINITION OF ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NCE	New Century Energies, Inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
PSRI	P.S.R. Investments, Inc.
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CFTC	Commodity Futures Trading Commission
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
DSMCA	Demand side management cost adjustment
ECA	Retail electric commodity adjustment
ERP	Electric resource plan
GCA	Gas cost adjustment
PCCA	Purchased capacity cost adjustment
PSIA	Pipeline system integrity adjustment
QSP	Quality of service plan
RES	Renewable energy standard
RESA	Renewable energy standard adjustment
SCA	Steam cost adjustment
TCA	Transmission cost adjustment

Other Terms and Abbreviations
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
APBO	Accumulated postretirement benefit obligation
ARO	Asset retirement obligation
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CAA	Clean Air Act
CACJA	Clean Air Clean Jobs Act
CO2	Carbon dioxide
CPCN	Certificate of public convenience and necessity

CPP	Clean Power Plan
CWIP	Construction work in progress
ERCOT	Electric Reliability Council of Texas
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
ITC	Investment tax credit
JOA	Joint operating agreement
MGP	Manufactured gas plant
MISO	Midcontinent Independent Transmission System Operator, Inc.
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract.
NAV	Net asset value
NOL	Net operating loss
NOx	Nitrogen oxide
O&M	Operating and maintenance
OCI	Other comprehensive income
PCB	Polychlorinated biphenyl
PJM	PJM Interconnection, LLC
PM	Particulate matter
PPA	Purchased power agreement
PRP	Potentially responsible party
PTC	Production tax credit
PV	Photovoltaic
R&E	Research and experimentation
REC	Renewable energy credit
ROE	Return on equity
RPS	Renewable portfolio standards
SIP	State implementation plan
SO2	Sulfur dioxide
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services

Measurements
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours
GWh	Gigawatt hours

COMPANY OVERVIEW

PSCo was incorporated in 1924 under the laws of Colorado.  PSCo is a utility engaged primarily in the generation, purchase, transmission, distribution and sale of electricity in Colorado.  The wholesale customers served by PSCo comprised approximately 14 percent of its total KWh sold in 2016.  PSCo also purchases, transports, distributes and sells natural gas to retail customers and transports customer-owned natural gas.  PSCo provides electric utility service to approximately 1.4 million customers and natural gas utility service to approximately 1.4 million customers.  All of PSCo’s retail electric operating revenues were derived from operations in Colorado during 2016.  Although PSCo’s large C&I electric retail customers are comprised of many diversified industries, a significant portion of PSCo’s large C&I electric sales include the following industries:  fabricated metal products, communications and health services.  For small C&I customers, significant electric retail sales include the following industries:  real estate and dining establishments.  Generally, PSCo’s earnings contribute approximately 35 percent to 45 percent of Xcel Energy’s consolidated net income.

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

Fuel, Purchased Energy and Conservation Cost-Recovery Mechanisms — PSCo has several retail adjustment clauses that recover fuel, purchased energy and other resource costs:

•	ECA — Recovers fuel and purchased energy costs. Short-term sales margins are shared with retail customers through the ECA. The ECA is revised quarterly.

•	PCCA — Recovers purchased capacity payments.

•	SCA — Recovers the difference between PSCo’s actual cost of fuel and the amount of these costs recovered under its base steam service rates. The SCA rate is revised on a quarterly basis.

•	DSMCA — Recovers DSM, interruptible service option credit costs and performance initiatives for achieving various energy savings goals.

•	RESA — Recovers the incremental costs of compliance with the RES with a maximum of two percent of the customer’s total bill.

•	Wind Energy Service — Premium service for customers who choose to pay an additional charge for renewable resources.

•	TCA — Recovers costs associated with transmission investment outside of rate cases.

•	CACJA — Recovers costs associated with implementing its compliance plan under the CACJA.

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

Capacity and Demand

Uninterrupted system peak demand for PSCo’s electric utility for each of the last three years and the forecast for 2017, assuming normal weather conditions, is as follows:

	System Peak Demand (in MW)
	2014	2015	2016	2017 Forecast
PSCo	6,152	6,284	6,585	6,439

The peak demand for PSCo’s system typically occurs in the summer. The 2016 system peak demand for PSCo occurred on Aug. 3, 2016. The 2016 system peak demand was higher due to Comanche Unit 3 not running at full capacity, which increased PSCo’s system load for the backup power provided by PSCo to the joint owners. The forecast of system peak assumes normal weather conditions.

Energy Sources and Related Transmission Initiatives

PSCo expects to meet its system capacity requirements through existing electric generating stations, power purchases, new generation facilities, DSM options and phased expansion of existing generation at select power plants.

Purchased Power — PSCo has contracts to purchase power from other utilities and independent power producers.  Long-term purchased power contracts typically require a periodic capacity charge and an energy charge for energy actually purchased. PSCo also makes short-term purchases to meet system load and energy requirements, to replace generation from company-owned units under maintenance or during outages, to meet operating reserve obligations, or to obtain energy at a lower cost.

Purchased Transmission Services — In addition to using its own transmission system, PSCo has contracts with regional transmission service providers to deliver energy to PSCo’s customers.

Rush Creek Wind Ownership Proposal — In 2016, PSCo filed an application for a CPCN to build, own and operate a 600 MW wind generation facility at Rush Creek for a cost of approximately $1 billion, including transmission investment.

In 2016, the CPUC approved a settlement between PSCo and various parties and granted a CPCN, which allows PSCo to commence the project on a timely basis and capture the full PTC benefit for customers.

Key terms of the settlement are listed below:

•	The Rush Creek project satisfies the reasonable cost standard and is in the public interest;

•	The project should be placed in service by Oct. 31, 2018;

•	The useful life of the project should be set at 25 years;

•	A hard cost-cap on the $1.096 billion investment (which includes the capital investment and AFUDC);

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

•	The Pawnee-Daniels transmission line (estimated project cost of $178 million) should be accelerated and operations are expected to begin by October 2019; and

•	PSCo committed to develop a rate for third-party access to available capacity in the Rush Creek transmission line to be filed at the FERC.

Colorado 2016 ERP — In May 2016, PSCo filed its 2016 ERP which identified approximately 600 MW of additional resource needs by the summer of 2023; the level of resource need is driven by load growth, retiring generation facilities, expiring purchased power contracts and the impacts of customer-facing programs. In its initial filing, PSCo proposed a competitive acquisition process in which all generation resources, except coal-fired generation, could compete. PSCo has expressed an interest in owning incremental generation through self-build proposals, purchase of existing assets some of which are currently subject to PPAs or through build-own-transfer projects. In February 2017, the CPUC held hearings regarding PSCo’s proposal and an initial decision is anticipated by March 2017. The actual range of need to be filled in the competitive acquisition process will be determined once a final decision is received from the CPUC and prior to the beginning of the competitive acquisition phase of the ERP process.

Brush to Castle Pines 345 KV Transmission Line — In 2015, the CPUC granted a CPCN to construct a new 345 KV transmission line originating from Pawnee generating station, near Brush, CO to the Daniels Park substation, near Castle Pines, CO to be placed in service by May 2022. The estimated project cost is $178.3 million. The CPUC granted the parties’ requests for consolidation with the Rush Creek project and approved for construction to begin in the first half of 2017.

PSCo Global Settlement Agreement — In August 2016, PSCo and various intervenors entered into a global settlement agreement regarding three pending filings with the CPUC, including the Phase II electric rate case (which is related to the rate design portion of the 2015 Electric rate case), the Renewable*Connect® proposal and the 2017 Renewable Energy Plan. Key terms of the agreement include that participating customers in the proposed Renewable*Connect program would pay ordinary tariff electric rates in addition to a voluntary tariff solar charge, and receive bill credits related to avoided cost savings for a new 50 MW solar resource. It was also agreed that PSCo’s 2017 Renewable Energy Plan would include 2017 to 2019 acquisition of a total of 225 MW of renewable energy from sources including rooftop solar, solar gardens and recycled energy.

In December 2016, the CPUC approved the global settlement agreement. In January 2017, PSCo began implementing the terms of the settlement.
Joint Dispatch Agreement (JDA) — In February 2016, the FERC approved a JDA between PSCo, Black Hills/Colorado Electric Utility Company, LP and Platte River Power Authority. Through the JDA, energy is dispatched to economically serve the combined electric customer loads of the three systems. In circumstances where PSCo is the lowest cost producer, it will sell its excess generation to other JDA counterparties. The agreement results in a reduction in total energy costs for the parties, of which approximately $1.4 million would be allocated to PSCo’s customers. As part of the agreement, PSCo will earn a management fee to administer the JDA. In January 2017, the CPUC approved the JDA.

Advanced Grid Intelligence and Security — In August 2016, PSCo filed a request with the CPUC to approve a CPCN for implementation of its advanced grid initiative. The project incorporates installing advanced meters, implementing a combination of hardware and software applications to allow the distribution system to operate at a lower voltage (integrated volt-var optimization) and installing necessary communications infrastructure to implement this hardware. These major projects are expected to improve customer experience, enhance grid reliability and enable the implementation of new and innovative programs and rate structures. The estimated capital investment for the project is approximately $500 million. PSCo anticipates a CPUC decision by mid-2017. If approval is received, the project is expected to be completed by 2021.

Decoupling Filing — In July 2016, PSCo filed a request with the CPUC to approve a partial decoupling mechanism for a five-year period, effective Jan. 1, 2017.  The proposed decoupling adjustment would allow PSCo to adjust annual revenues based on changes in weather normalized average use per customer for the residential and small C&I classes.  The proposed decoupling mechanism is symmetric and may result in potential refunds to customers if there were an increase in average use per customer. PSCo did not request that revenue be adjusted as a result of weather related sales fluctuations.

In January 2017, the CPUC Staff (Staff) and various intervenors, including the Office of Consumer Counsel (OCC), filed direct testimony.

•
The Staff recommended a portion of PSCo’s request be approved and suggested the CPUC should lower PSCo’s ROE by 30 basis points to account for lower risk associated with annual revenues, if the full proposal were approved;

•	The OCC opposed PSCo’s decoupling request; and

•	Other intervening parties generally supported PSCo’s proposal, but recommended various modifications, such as the use of actual sales data instead of weather-normalized sales.

A CPUC decision is expected in April 2017.

Boulder, Colo. Municipalization — In 2011, a ballot measure was passed which authorized the formation and operation of a municipal utility and the issuance of enterprise revenue bonds. In 2014, the City of Boulder (Boulder) City Council passed an ordinance to establish an electric utility. PSCo challenged the formation of this utility as premature because costs and system separation plans were not final, but the case was dismissed. PSCo appealed this decision and in September 2016, the Colorado Court of Appeals preserved PSCo’s ability to challenge the utility while vacating the lower court’s decision.

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

In July 2015, Boulder filed an application with the CPUC requesting approval of its proposed separation plan. In August 2015, PSCo filed a motion to dismiss Boulder’s separation proposal, arguing Boulder’s request was not permissible under Colorado law. In December 2015, the CPUC granted the motion to dismiss the application in part, holding that Boulder had no right to acquire PSCo facilities used exclusively to serve customers located outside Boulder city limits. Other portions of Boulder’s application were not dismissed, but were stayed until Boulder supplemented its application. Boulder filed its amended application in September 2016.

In February 2017, PSCo and other intervenors filed answer testimony which addressed several legal issues posed by the CPUC. Overall, PSCo believes that Boulder’s plan is not consistent with and cannot be effectively administered under Colorado law and that from a reliability perspective it is an inappropriate way to separate the two distribution systems and poses significant risks to PSCo and its remaining customers. The remaining key dates in the procedural schedule are as follows:

•	Rebuttal testimony — March 30, 2017;

•	Hearings — April 26 through May 5, 2017;

•	Statements of position — May 17, 2017; and

•	Final decision — June 15, 2017.

Depreciation and Amortization Proceeding — In April 2016, PSCo filed for approval of depreciation rates and amortization schedules for its electric and common plant. In January 2017, the CPUC approved a comprehensive settlement agreement. The new depreciation and amortization rates are expected to be implemented in conjunction with PSCo’s next rate case or through a separate proceeding in 2018, with an expected annual increase of approximately $33 million.

RES Compliance Plan — Colorado law mandates that at least 20 percent of PSCo’s energy sales are supplied by renewable energy through 2019, with the percentage increasing to 30 percent by 2020 and includes a distributed generation standard. PSCo was in compliance with the RES as of Dec. 31, 2016.

Fuel Supply and Costs

The following table shows the delivered cost per MMBtu of each significant category of fuel consumed for owned electric generation, the percentage of total fuel requirements represented by each category of fuel and the total weighted average cost of all fuels.

	Coal		Natural Gas		Weighted Average Owned Fuel Cost
PSCo Generating Plants	Cost	Percent	Cost	Percent
2016	$1.75	72%	$3.79	28%	$2.33
2015	1.75	75	3.89	25	2.29
2014	1.82	75	5.32	25	2.68

See Items 1A and 7 for further discussion of fuel supply and costs.

Fuel Sources

Coal — PSCo normally maintains approximately 41 days of coal inventory. Coal supply inventories at Dec. 31, 2016 and 2015 were approximately 36 and 49 days of usage, respectively. At Dec. 31, 2016, stockpile reductions in preparation for unit retirements at the Cherokee and Valmont stations in 2017 resulted in coal inventories being slightly below optimal levels. PSCo’s generation stations use low-sulfur western coal purchased primarily under contracts with suppliers operating in Colorado and Wyoming. During 2016 and 2015, PSCo’s coal requirements for existing plants were approximately 9.9 million tons and 10.5 million tons, respectively. The estimated coal requirements for 2017 are approximately 10.0 million tons. The increase is primarily due to higher expected natural gas prices in 2017.

PSCo has contracted for coal supply to provide 84 percent of its estimated coal requirements in 2017, and a declining percentage of requirements in subsequent years. PSCo’s general coal purchasing objective is to contract for approximately 80 percent of requirements for the first year, 50 percent of requirements in year two, and 25 percent of requirements in year three. Remaining requirements will be filled through the procurement process or over-the-counter transactions.

PSCo has coal transportation contracts that provide for delivery of 100 percent its coal requirements in 2017 and 2018. Coal delivery may be subject to interruptions or reductions due to operation of the mines, transportation problems, weather and availability of equipment.

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

•
At Dec. 31, 2016, PSCo’s commitments related to gas supply contracts, which expire in various years from 2017 through 2023, were approximately $654 million and commitments related to gas transportation and storage contracts, which expire in various years from 2017 through 2060, were approximately $573 million.

•
At Dec. 31, 2015, PSCo’s commitments related to gas supply contracts were approximately $750 million and commitments related to gas transportation and storage contracts were approximately $684 million.

PSCo has limited on-site fuel oil storage facilities and primarily relies on the spot market for incremental supplies.

Renewable Energy Sources

PSCo’s renewable energy portfolio includes wind, hydroelectric, biomass and solar power from both owned generating facilities and PPAs. As of Dec. 31, 2016, PSCo was in compliance with mandated RPS, which requires generation from renewable resources of 20.0 percent of electric retail sales.

•	Renewable energy comprised 28.3 percent and 22.0 percent of PSCo’s total energy for 2016 and 2015, respectively;

•	Wind energy comprised 23.7 percent and 19.4 percent of the total energy for 2016 and 2015, respectively; and

•	Hydroelectric, biomass and solar power comprised approximately 4.6 percent and 2.6 percent of the total energy for 2016 and 2015.

PSCo also offers customer-focused renewable energy initiatives. Windsource® allows customers to purchase a portion or all of their electricity from renewable sources. In 2016, the number of customers utilizing Windsource increased to approximately 46,000 from 45,000 in 2015.

Additionally, to encourage the growth of solar energy on the system, customers are offered incentives to install solar panels on their homes and businesses under the Solar*Rewards® program. Over 32,500 PV systems with approximately 276 MW of aggregate capacity and over 29,500 PV systems with approximately 258 MW of aggregate capacity have been installed in Colorado under this program as of Dec. 31, 2016 and 2015, respectively. Additionally, 25 community solar gardens with 18.1 MW of capacity and 24 gardens with 16.6 MW of capacity have been completed in Colorado as of Dec. 31, 2016 and 2015, respectively.

Wind — PSCo acquires the majority of its wind energy from PPAs with wind farm owners, primarily located in Colorado. Currently, PSCo has 19 of these agreements in place, with facilities ranging in size from two MW to over 300 MW.

•
PSCo had approximately 2,560 MW of wind energy on its system at the end of 2016 and 2015. In addition to receiving purchased wind energy under these agreements, PSCo also typically receives wind RECs which are used to meet state renewable resource requirements.

•
The average cost per MWh of wind energy under these contracts was approximately $42 in 2016 and 2015. The cost per MWh of wind energy varies by contract and may be influenced by a number of factors including regulation, state-specific renewable resource requirements, and the year of contract execution. Generally, contracts executed in 2016 continued to benefit from improvements in wind technology, excess capacity among manufacturers, and motivation to commence new construction prior to the anticipated expiration of the federal PTCs. In December 2015, the federal PTCs were extended through 2019 with a phase down beginning in 2017.

Wholesale and Commodity Marketing Operations

PSCo conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy related products. PSCo uses physical and financial instruments to minimize commodity price and credit risk and hedge sales and purchases. PSCo also engages in trading activity unrelated to hedging and sharing of any margins is determined through state regulatory proceedings as well as the operation of the FERC approved JOA. See Item 7 for further discussion.

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

Status of FERC Commissioners — The FERC is comprised of five commissioners appointed by the President and subject to confirmation by the Senate. There are today only two sitting commissioners.  It is uncertain when the President will appoint new commissioners to the open seats or when those appointments may be confirmed.  Without three sitting commissioners, the FERC will not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and CPCNs for construction of interstate natural gas pipeline facilities.

NERC Critical Infrastructure Protection Requirements — The FERC has approved Version 5 of NERC’s critical infrastructure protection standards, which added additional requirements to strengthen grid security controls. PSCo applied the requirements to high and medium impact assets by the July 1, 2016 deadline. Requirements must be applied to low impact assets through a staggered implementation beginning April 1, 2017 through September 2018. PSCo is currently in the process of implementing initiatives to meet the compliance deadline. The additional cost for compliance is anticipated to be recoverable through rates.

NERC Physical Security Requirements — In 2014, the FERC approved NERC’s proposed critical infrastructure protection standard related to physical security for bulk electric system facilities. The new standard became enforceable in October 2015 with staggered milestone deliverable dates through 2016. PSCo has developed physical security plans in accordance with the requirements of the standard. The additional cost for compliance is anticipated to be recoverable through rates.

Formula Rate Treatment of Accumulated Deferred Income Taxes (ADIT) — In 2015, PSCo filed changes to its transmission formula rate and production formula rate to comply with IRS guidance regarding how ADIT must be reflected in formula rates using future test years and a true-up. The filings were intended to ensure that PSCo is in compliance with IRS rules and may continue to use accelerated tax depreciation. PSCo requested a Jan. 1, 2016 effective date.

In April 2016, the FERC accepted PSCo’s ADIT formula rate changes, effective Jan. 1, 2016, subject to a compliance filing. In August 2016, the FERC approved PSCo’s compliance filing. PSCo believes its wholesale formula rates are in compliance with the IRS ADIT rules.

Public Utility Regulatory Policies Act (PURPA) Enforcement Complaint against CPUC — In December 2016, Sustainable Power Group, LLC (sPower) petitioned the FERC to initiate an enforcement action in federal court against the CPUC under PURPA. The petition asserts that a December 2016 CPUC ruling, which indicated that a QF must be a successful bidder in a PSCo resource acquisition bidding process, violated PURPA and FERC rules. In January 2017, PSCo filed a motion to intervene and protest, arguing that the FERC should decline the petition. The CPUC filed a similar pleading. sPower has proposed to construct 800 MW of solar generation and 700 MW of wind generation in Colorado and seeks to require PSCo to contract for these resources under PURPA. If sPower were to prevail, PSCo’s ability to select generation resources through competitive bidding would be negatively affected. FERC action is pending.

Electric Operating Statistics

Electric Sales Statistics

	Year Ended Dec. 31
	2016		2015		2014
Electric sales (Millions of KWh)
Residential	9,272		9,112		9,009
Large commercial and industrial	6,371		6,596		6,712
Small commercial and industrial	12,890		12,750		12,709
Public authorities and other	268		242		241
Total retail	28,801		28,700		28,671
Sales for resale	4,672		3,581		3,664
Total energy sold	33,473		32,281		32,335

Number of customers at end of period
Residential	1,235,378		1,218,662		1,202,621
Large commercial and industrial	337		337		334
Small commercial and industrial	159,299		158,086		156,809
Public authorities and other	54,048		53,944		53,824
Total retail	1,449,062		1,431,029		1,413,588
Wholesale	34		26		23
Total customers	1,449,096		1,431,055		1,413,611

Electric revenues (Thousands of Dollars)
Residential	$1,063,526		$1,060,626		$1,081,092
Large commercial and industrial	414,797		433,061		462,449
Small commercial and industrial	1,204,881		1,220,064		1,267,023
Public authorities and other	54,070		52,783		54,555
Total retail	2,737,274		2,766,534		2,865,119
Wholesale	152,375		180,716		211,241
Other electric revenues	159,703		168,007		49,577
Total electric revenues	$3,049,352		$3,115,257		$3,125,937

KWh sales per retail customer	19,876		20,055		20,282
Revenue per retail customer	$1,889		$1,933		$2,027
Residential revenue per KWh	11.47	¢	11.64	¢	12.00	¢
Large commercial and industrial revenue per KWh	6.51		6.57		6.89
Small commercial and industrial revenue per KWh	9.35		9.57		9.97
Total retail revenue per KWh	9.50		9.64		9.99
Wholesale revenue per KWh	3.26		5.05		5.77

Energy Source Statistics

	Year Ended Dec. 31
	2016		2015		2014
	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation	Millions of KWh	Percent of Generation
Coal	15,895	47%	18,601	54%	18,274	53%
Natural Gas	8,632	25	7,948	23	8,601	25
Wind (a)	8,106	24	6,699	19	6,472	19
Hydroelectric	1,179	3	662	2	617	2
Other (b)	393	1	705	2	294	1
Total	34,205	100%	34,615	100%	34,258	100%

Owned generation	22,753	67%	22,981	66%	23,023	67%
Purchased generation	11,452	33	11,634	34	11,235	33
Total	34,205	100%	34,615	100%	34,258	100%

(a)	This category includes wind energy de-bundled from RECs and also includes Windsource RECs. PSCo uses RECs to meet or exceed state resource requirements and may sell surplus RECs.

(b)	Distributed generation from the Solar*Rewards program is not included, and was approximately 396, 245 and 197 million net KWh for 2016, 2015, and 2014, respectively.

NATURAL GAS UTILITY OPERATIONS

Overview

The most significant developments in the natural gas operations of PSCo are uncertainty regarding political and regulatory developments that impact hydraulic fracturing, safety requirements for natural gas pipelines and the continued trend of declining use per residential and small C&I customer, as a result of improved building construction technologies, higher appliance efficiencies, and conservation. From 2000 to 2016, average annual sales to the typical PSCo residential customer declined 16 percent, while sales to the typical small C&I customer declined 12 percent, each on a weather‑normalized basis. Although wholesale price increases do not directly affect earnings because of natural gas cost recovery mechanisms, high prices can encourage further efficiency efforts by customers.

The Pipeline and Hazardous Materials Safety Administration

Protecting our Infrastructure of Pipelines and Enhancing Safety Act (PIPES) Act — The PIPES Act, signed into law in June 2016, requires the DOT PHMSA to issue regulations on the construction and operation of the nation’s underground gas storage fields. The act also grants PHMSA emergency order authority for pipeline operators, which would require operators to make immediate changes to assets or operations. The act also directs PHMSA to continue work on a variety of mandates from the 2012 Pipeline Safety, Regulatory Certainty, and Job Creation Act (Pipeline Safety Act), many of which have not been completed.

PHMSA issued interim final rules for underground storage operators in December 2016. PSCo operates three underground storage fields in Colorado and is developing a plan to meet the storage rules. PSCo does not expect these changes to have a material impact on costs or operating reliability.

Pipeline Safety Act — The Pipeline Safety Act requires additional verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. The DOT PHMSA will require operators to re-confirm the maximum allowable operating pressure if records are inadequate. This process could cause temporary or permanent limitations on throughput for affected pipelines.

In addition, the Pipeline Safety Act requires PHMSA to issue reports and develop new regulations including: requiring use of automatic or remote-controlled shut-off valves; requiring testing of certain previously untested transmission lines; and expanding integrity management requirements. The Pipeline Safety Act also raises the maximum penalty for violating pipeline safety rules to $2 million per day for related violations. PSCo is taking actions that are intended to comply with the Pipeline Safety Act and any related PHMSA regulations as they become effective. PSCo cannot predict the ultimate impact the Pipeline Safety Act will have on its costs, operations or financial results. PSCo can generally recover costs to comply with the transmission and distribution integrity management programs through the PSIA rider.

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

Purchased Natural Gas and Conservation Cost-Recovery Mechanisms — PSCo has retail adjustment clauses that recover purchased natural gas and other resource costs:

•	GCA — Recovers the actual costs of purchased natural gas and transportation to meet the requirements of its customers and is revised quarterly to allow for changes in natural gas rates.

•	DSMCA — Recovers costs of DSM and performance initiatives to achieve various energy savings goals.

•
PSIA — Recovers costs associated with transmission and distribution pipeline integrity management programs and two projects to replace large transmission pipelines. The rider has been extended through 2018.

QSP Requirements — The CPUC established a natural gas QSP that provides for bill credits to customers if PSCo does not achieve certain performance targets relating to natural gas leak repair time and customer service. The CPUC has extended the terms of the QSP through 2018.

Capability and Demand

Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply). The maximum daily send-out (firm and interruptible) for PSCo was 1,932,070 MMBtu, which occurred on Dec. 17, 2016 and 1,633,493 MMBtu, which occurred on March 4, 2015.

PSCo purchases natural gas from independent suppliers, generally based on market indices that reflect current prices. The natural gas is delivered under transportation agreements with interstate pipelines. These agreements provide for firm deliverable pipeline capacity of approximately 1,818,151 MMBtu per day, which includes 854,852 MMBtu of natural gas held under third-party underground storage agreements. In addition, PSCo operates three company-owned underground storage facilities, which provide approximately 43,500 MMBtu of natural gas supplies on a peak day. The balance of the quantities required to meet firm peak day sales obligations are primarily purchased at PSCo’s city gate meter stations.

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

The following table summarizes the average delivered cost per MMBtu of natural gas purchased for resale by PSCo’s regulated retail natural gas distribution business:

2016	$3.27
2015	3.92
2014	4.91

The cost of natural gas in 2016 decreased due to lower wholesale commodity prices.

PSCo has natural gas supply, transportation and storage agreements that include obligations for the purchase and/or delivery of specified volumes of natural gas or to make payments in lieu of delivery. At Dec. 31, 2016, PSCo was committed to approximately $884 million in such obligations under these contracts, which expire in various years from 2017 through 2029.

PSCo purchases natural gas by optimizing a balance of long-term and short-term natural gas purchases, firm transportation and natural gas storage contracts. During 2016, PSCo purchased natural gas from approximately 32 suppliers.

See Items 1A and 7 for further discussion of natural gas supply and costs.

Natural Gas Operating Statistics

	Year Ended Dec. 31
	2016	2015	2014
Natural gas deliveries (Thousands of MMBtu)
Residential	90,941	92,001	99,127
Commercial and industrial	38,093	38,405	40,438
Total retail	129,034	130,406	139,565
Transportation and other	117,462	108,860	108,006
Total deliveries	246,496	239,266	247,571

Number of customers at end of period
Residential	1,269,338	1,254,056	1,240,674
Commercial and industrial	100,718	100,389	100,238
Total retail	1,370,056	1,354,445	1,340,912
Transportation and other	7,261	6,936	6,547
Total customers	1,377,317	1,361,381	1,347,459

Natural gas revenues (Thousands of Dollars)
Residential	$611,804	$678,909	$824,633
Commercial and industrial	228,103	257,287	313,821
Total retail	839,907	936,196	1,138,454
Transportation and other	117,814	70,470	76,870
Total natural gas revenues	$957,721	$1,006,666	$1,215,324

MMBtu sales per retail customer	94.18	96.28	104.08
Revenue per retail customer	$613	$691	$849
Residential revenue per MMBtu	6.73	7.38	8.32
Commercial and industrial revenue per MMBtu	5.99	6.70	7.76
Transportation and other revenue per MMBtu	1.00	0.65	0.71

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

Competition

PSCo is a vertically integrated utility, subject to traditional cost-of-service regulation. However, PSCo is subject to different public policies that promote competition and the development of energy markets. PSCo’s industrial and large commercial customers have the ability to own or operate facilities to generate their own electricity. In addition, customers may have the option of substituting other fuels, such as natural gas, steam or chilled water for heating, cooling and manufacturing purposes, or the option of relocating their facilities to a lower cost region. Customers also have the opportunity to supply their own power with solar generation (typically rooftop solar or solar gardens) and in most jurisdictions can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them. Several states, including Colorado, have policies designed to promote the development of solar and other distributed energy resources through significant incentive policies; with these incentives and federal tax subsidies, distributed generating resources are potential competitors to PSCo’s electric service business.

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

There are significant present and future environmental regulations to encourage the use of clean energy technologies and regulate emissions of GHGs to address climate change. PSCo has undertaken a number of initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. If these future environmental regulations do not provide credit for the investments we have already made to reduce GHG emissions, or if they require additional initiatives or emission reductions, then their requirements would potentially impose additional substantial costs. PSCo believes, based on prior state commission practice, it would recover the cost of these initiatives through rates.

EMPLOYEES

As of Dec. 31, 2016, PSCo had 2,575 full-time employees, of which 1,984 were covered under collective-bargaining agreements. See Note 8 to the consolidated financial statements for further discussion.

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

Oversight of Risk and Related Processes

A key accountability of the Board of Directors is the oversight of material risk, and our Board of Directors employs an effective process for doing so. Management and each Board of Directors’ committee has responsibility for overseeing the identification and mitigation of key risks and reporting its assessments and activities to the full Board of Directors.

Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability. Management broadly considers our business, the utility industry, the domestic and global economies and the environment when identifying, assessing, managing and mitigating risk. Identification and analysis occurs formally through a key risk assessment process conducted by senior management, the financial disclosure process, the hazard risk management process and internal auditing and compliance with financial and operational controls. Management also identifies and analyzes risk through its business planning process and development of goals and key performance indicators, which include risk identification to determine barriers to implementing our strategy. The business planning process also identifies areas in which there is a potential for a business area to take inappropriate risk to meet goals, and determines how to prevent inappropriate risk-taking.

At a threshold level, PSCo has developed a robust compliance program and promotes a culture of compliance, including tone at the top, which mitigates risk. The process for risk mitigation includes adherence to our code of conduct and other compliance policies, operation of formal risk management structures and groups and overall business management to mitigate the risks inherent in the implementation strategy. Building on this culture of compliance, PSCo manages and further mitigates risks through operation of formal risk management structures and groups, including management councils, risk committees and the services of internal corporate areas such as internal audit, the corporate controller and legal services.

Management communicates regularly with the Board of Directors and key stakeholders regarding risk. Senior management presents a periodic assessment of key risks to the Board of Directors. The presentation and the discussion of the key risks provides the Board of Directors with information on the risks management believes are material, including the earnings impact, timing, likelihood and controllability. Management also provides information to the Board of Directors in presentations and communications over the course of the year.

The Board of Directors approaches oversight, management and mitigation of risk as an integral and continuous part of its governance of PSCo. First, the Board of Directors regularly reviews management’s key risk assessment and analyzes areas of existing and future risks and opportunities. In addition, the Board of Directors assigns oversight of certain critical risks to each of its four standing committees to ensure these risks are well understood and given focused oversight by the appropriate committee. The Audit Committee is responsible for reviewing the adequacy of risk oversight and affirming that appropriate oversight occurs. New risks are considered and assigned as appropriate during the annual Board of Directors’ and committee evaluation process, and committee charters and annual work plans are updated accordingly. Committees regularly report on their oversight activities and certain risk issues may be brought to the full Board of Directors for consideration where deemed appropriate to ensure broad Board of Directors’ understanding of the nature of the risk. Finally, the Board of Directors conducts an annual strategy session where PSCo’s future plans and initiatives are reviewed and confirmed.

Risks Associated with Our Business

Environmental Risks

We are subject to environmental laws and regulations, with which compliance could be difficult and costly.

We are subject to environmental laws and regulations that affect many aspects of our past, present and future operations, including air emissions, water quality, wastewater discharges and the generation, transport and disposal of solid wastes and hazardous substances. These laws and regulations require us to obtain and comply with a wide variety of environmental requirements including those for protected natural and cultural resources (such as wetlands, endangered species and other protected wildlife, and archaeological and historical resources), licenses, permits, inspections and other approvals. Environmental laws and regulations can also require us to restrict or limit the output of certain facilities or the use of certain fuels, shift generation to lower-emitting, but potentially more costly facilities, install pollution control equipment at our facilities, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities, either due to the difficulty in assuring compliance or that the costs of compliance makes operation of the units no longer economical. Both public officials and private individuals may seek to enforce the applicable environmental laws and regulations against us.  We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of certain other parties, caused environmental contamination. At Dec. 31, 2016, these sites included:

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

Climate change may impact a region’s economic health, which could impact our revenues.  Our financial performance is tied to the health of the regional economies we serve.  The price of energy has an impact on the economic health of our communities.  The cost of additional regulatory requirements, such as regulation of CO2 emissions under the CAA, or additional environmental regulation could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods.  To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.

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

The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services to our customers and earn a return on our capital investment.  We provide service at rates approved by one or more regulatory commissions. These rates are generally regulated and based on an analysis of our costs incurred in a test year. We are subject to both future and historical test years depending upon the regulatory mechanisms approved in each jurisdiction. Thus, the rates we are allowed to charge may or may not match our costs at any given time.  While rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital, in a continued low interest rate environment there has been pressure pushing down ROE. There can also be no assurance that the applicable regulatory commission will judge all of our costs to have been prudent, which could result in cost disallowances, or that the regulatory process in which rates are determined will always result in rates that will produce full recovery of such costs. Changes in the long-term cost-effectiveness or changes to the operating conditions of our assets may result in early retirements and while regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs leaving all or a portion of these asset costs stranded. Rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.  Furthermore, there could be changes in the regulatory environment that would impair our ability to recover costs historically collected from our customers.

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

We may at times have direct credit exposure in our short-term wholesale and commodity trading activity to various financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties.  We may also have some indirect credit exposure due to participation in organized markets, such as SPP, PJM, MISO and ERCOT, in which any credit losses are socialized to all market participants.

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

We have defined benefit pension and postretirement plans that cover most of our employees.  Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions, including mortality tables, have a significant impact on our funding requirements related to these plans.  These estimates and assumptions may change based on economic conditions, actual stock and bond market performance, changes in interest rates and changes in governmental regulations.  In addition, the Pension Protection Act changed the minimum funding requirements for defined benefit pension plans with modifications that allowed additional flexibility in the timing of contributions.  Therefore, our funding requirements and related contributions may change in the future.  Also, the payout of a significant percentage of pension plan liabilities in a single year due to high retirements or employees leaving PSCo could trigger settlement accounting and could require PSCo to recognize material incremental pension expense related to unrecognized plan losses in the year these liabilities are paid.

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

Changes in federal tax law may significantly impact our business.

There are a number of provisions in federal tax law designed to incentivize capital investments which have benefited our customers by keeping rates lower than without such provisions. Examples of these include the use of accelerated and bonus depreciation for most of our capital investments, PTCs for wind energy, investment tax credits for solar energy and research and development tax credits and deductions. Changes to current federal tax law have the ability to benefit or adversely affect our earnings and our customer costs. Significant changes in corporate tax rates could result in the impairment of deferred tax assets that are established based on existing law. Changes to the value of various tax credits could change the economics of resources and our resource selections. While regulation allows us to incorporate changes in tax law into the rate-setting process, there could be timing delays before realization of the changes.

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

Most electric utility investments are long-lived and are planned to be used for decades. Transmission and generation investments typically have long lead times, and therefore are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions over the planning horizon such as: sales growth, customer usage, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. The electric utility sector is undergoing a period of significant change. For example, public policy has driven increases in appliance and lighting efficiency and energy efficient buildings, wider adoption and lower cost of renewable generation and distributed generation, including community solar gardens and customer-sited solar, shifts away from coal generation to decrease CO2 emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. Over time, customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources as well as stranded costs if PSCo is not able to fully recover the costs and investments. These changes also introduce additional uncertainty into long-term planning which gives rise to a risk that the magnitude and timing of resource additions and growth in customer demand may not coincide, and that the preference for the types of additions may change from planning to execution. In addition, we are also subject to longer-term availability of the natural resource inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources during the planning period could jeopardize long-term operations of our facilities or make them uneconomic to operate.

The resource plans reviewed and approved by our state regulators assume continuation of the traditional utility cost of service model under which utility costs are recovered from customers as they receive the benefit of service. PSCo is engaged in significant and ongoing infrastructure investment programs to accommodate distributed generation and maintain high system reliability. PSCo is also investing in renewable and natural gas-fired generation to reduce our CO2 emissions profile. The inability of coal mining companies to attract capital could disrupt longer-term supplies. Early plant retirements that may result from these changes could expose us to premature financial obligations, which could result in less than full recovery of all remaining costs. Both decreasing use per customer driven by appliance and lighting efficiency and the availability of cost-effective distributed generation puts downward pressure on load growth. This could lead to under recovery of costs, excess resources to meet customer demand and increases in electric rates.

Our natural gas and electric transmission and distribution operations involve numerous risks that may result in accidents and other operating risks and costs.

Our natural gas transmission and distribution activities include a variety of inherent hazards and operating risks, such as leaks, explosions and mechanical problems, which could cause substantial financial losses. Our electric transmission and distribution activities also include inherent hazards and operating risks such as contact, fire and widespread outages which could cause substantial financial losses. In addition, these natural gas and electric risks could result in loss of human life, significant damage to property, environmental pollution, impairment of our operations and substantial losses to us. We maintain insurance against some, but not all, of these risks and losses.

The occurrence of any of these events not fully covered by insurance could have a material effect on our financial position and results of operations. For our natural gas transmission or distribution lines located near populated areas, the level of potential damages resulting from these risks is greater.

Additionally, for natural gas the operating or other costs that may be required in order to comply with potential new regulations, including the Pipeline Safety Act, could be significant. The Pipeline Safety Act requires verification of pipeline infrastructure records by pipeline owners and operators to confirm the maximum allowable operating pressure of lines located in high consequence areas or more-densely populated areas. We have programs in place to comply with the Pipeline Safety Act and for systematic infrastructure monitoring and renewal over time. A significant incident could increase regulatory scrutiny and result in penalties and higher costs of operations.

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

As of Dec. 31, 2016, Xcel Energy Inc. and its utility subsidiaries had approximately $14.2 billion of long-term debt and $0.6 billion of short-term debt and current maturities.  Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters.  Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions.  The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.  As of Dec. 31, 2016, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $18.8 million and exposure of $0.1 million. Xcel Energy also had additional guarantees of $43.0 million at Dec. 31, 2016 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.  If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us, or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends.  If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.

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

We have historically paid quarterly dividends to Xcel Energy Inc.  In 2016, 2015 and 2014 we paid $336.6 million, $330.8 million and $433.8 million of dividends to Xcel Energy Inc., respectively.  If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs.  This could adversely affect our liquidity. The most restrictive dividend limitation for PSCo is imposed by its credit facility, which limits the debt-to-total capitalization ratio. See Item 5 for further discussion on dividend limitations.

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

In 2015, the 21st Conference of the Parties to the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries (“nationally determined contributions”), with a goal of holding the increase in global average temperature to below 2o Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5o Celsius. If implemented, the Paris Agreement could result in future additional GHG reductions in the United States.

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

The EPA has proposed the CPP, which would regulate GHGs from power plants by mandating state plans to achieve state-specific emission reduction goals. The legality of the CPP has been challenged in the courts, and the Supreme Court stayed the rule while those challenges proceed. If the rule is ultimately implemented, uncertainties remain regarding implementation plans, including available opportunities to reduce costs, availability of emission trading, how states will allocate the reduction burden among utilities, what actions are creditable and the indirect impact of carbon regulation on natural gas and coal prices.

Some states have indicated a desire to continue to pursue climate policies even in the absence of federal mandates. All of the steps that PSCo has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies. While those actions likely would have put PSCo in a good position to meet federal standards under the CPP or the Paris Agreement, repeal of these policies would not impact those state-endorsed actions and plans.

Whether under state or federal programs, an important factor is our ability to recover the costs incurred to comply with any regulatory requirements in a timely manner. If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations.

We are also subject to a significant number of proposed and potential rules that will impact our coal-fired and other generation facilities. These include rules associated with emissions of SO2 and NOx, mercury, regional haze, ozone and PM, water intakes, water discharges and ash management. The costs of investment to comply with these rules could be substantial and in some cases would lead to early retirement of coal units. We may not be able to timely recover all costs related to complying with regulatory requirements imposed on us.

Increased risks of regulatory penalties could negatively impact our business.

The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders.  The FERC can now impose penalties of up to $1.2 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas.  Under statute, the FERC can adjust penalties for inflation. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties by regional entities, the NERC or the FERC for violations. Additionally, the PHMSA, the Occupational Safety and Health Administration and other federal agencies also have penalty authority. In the event of serious incidents, these agencies have become more active in pursuing penalties. Some states have the authority to impose substantial penalties in the event of non-compliance.  If a serious reliability or safety incident did occur, it could have a material effect on our operations or financial results.

We attempt to mitigate the risk of regulatory penalties through formal training on such prohibited practices and a compliance function that reviews our interaction with the markets under FERC and CFTC jurisdictions. We are also managing natural gas risk on our system by removing types of pipe (e.g. cast iron) with known problem tendencies and by testing transmission pipelines in high consequence areas. However, there is no guarantee our compliance programs will be sufficient to ensure against violations.

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

A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business. Because our generation, the transmission systems and local natural gas distribution companies are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility or an event (severe storm, severe temperature extremes, wildfires, solar storms, generator or transmission facility outage, breakdown or failure of equipment, pipeline rupture, railroad disruption, sudden and significant increase or decrease in wind generation or any disruption of work force such as may be caused by flu or other epidemic) within our operating systems or on a neighboring system. Any such disruption could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our financial condition and results.

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

Our operations use third party contractors in addition to employees to perform periodic and on-going work.
We rely on third party contractors with specific qualifications to perform work both for ongoing operations and maintenance and for capital construction. We have contractual arrangements with these contractors which typically include performance standards, progress payments, insurance requirements and security for performance. Poor vendor performance could impact on going operations, restoration operations, our reputation and could introduce financial risk or risks of fines for PSCo.

Item 1B — Unresolved Staff Comments

None.

Item 2 — Properties

Virtually all of the utility plant property of PSCo is subject to the lien of its first mortgage bond indenture.

Electric Utility Generating Stations:
Station, Location and Unit	Fuel	Installed	Summer 2016 Net Dependable Capability (MW)
Steam:
Cherokee-Denver, Colo., 1 Unit	Coal	1968	352	(a)
Comanche-Pueblo, Colo.
Unit 1	Coal	1973	325
Unit 2	Coal	1975	335
Unit 3	Coal	2010	500	(b)
Craig-Craig, Colo., 2 Units	Coal	1979-1980	83	(c)
Hayden-Hayden, Colo., 2 Units	Coal	1965-1976	233	(d)
Pawnee-Brush, Colo., 1 Unit	Coal	1981	505
Valmont-Boulder, Colo., 1 Unit	Coal	1964	184	(e)
Combustion Turbine:
Blue Spruce-Aurora, Colo., 2 Units	Natural Gas	2003	264
Cherokee-Denver, Colo., 3 Units	Natural Gas	2015	576
Fort St. Vrain-Platteville, Colo., 6 Units	Natural Gas	1972-2009	968
Rocky Mountain-Keenesburg, Colo., 3 Units	Natural Gas	2004	580
Various locations, 6 Units	Natural Gas	Various	171
Hydro:
Cabin Creek-Georgetown, Colo.
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 9 Units	Hydro	Various	26
		Total	5,312

(a)	Cherokee Unit 4 will be fuel switched from coal to natural gas by Dec. 31, 2017.

(b)	Based on PSCo’s ownership interest of 67 percent of Unit 3.

(c)	Based on PSCo’s ownership interest of 10 percent. Craig Unit 1 is expected to be early retired in approximately 2025.

(d)	Based on PSCo’s ownership interest of 76 percent of Unit 1 and 37 percent of Unit 2.

(e)	Valmont Unit 5 will be retired by Dec. 31, 2017.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2016:

Conductor Miles
345 KV	2,630
230 KV	12,890
138 KV	92
115 KV	4,929
Less than 115 KV	76,355

PSCo had 230 electric utility transmission and distribution substations at Dec. 31, 2016.

Natural gas utility mains at Dec. 31, 2016:

Miles
Transmission	2,281
Distribution	22,262

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

See Note 4 to the financial statements for further discussion of PSCo’s dividend policy.

The dividends declared during 2016 and 2015 were as follows:

(Thousands of Dollars)	2016	2015
First quarter	$83,914	$80,650
Second quarter	86,509	82,872
Third quarter	82,785	83,672
Fourth quarter	74,208	83,373

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions.  Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions.  Actual results may vary materially.  Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2016 (including risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K and Exhibit 99.01 hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry, including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors, including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates, or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability of cost of capital; and employee work force factors.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

PSCo’s net income was approximately $463.5 million for 2016, compared with approximately $466.8 million for 2015.  The positive impact of higher natural gas margins (primarily due to a rate increase), sales growth and a lower estimated electric earnings test refund, were more than offset by increased depreciation and interest charges.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have little impact on electric margin.  The following table details the electric revenues and margin:

(Millions of Dollars)	2016	2015
Electric revenues	$3,049	$3,115
Electric fuel and purchased power	(1,196)	(1,247)
Electric margin	$1,853	$1,868

The following tables summarize the components of the changes in electric revenues and electric margin for the year ended Dec. 31:

Electric Revenues

(Millions of Dollars)	2016 vs. 2015
Fuel and purchased power cost recovery	$(40)
DSM program revenues, offset by expenses	(14)
Firm wholesale	(12)
Trading, including REC sales	(9)
Non-fuel riders	(5)
Retail sales growth, excluding weather impact	15
Earnings test refunds	6
Other, net	(7)
Total decrease in electric revenues	$(66)

Electric Margin

(Millions of Dollars)	2016 vs. 2015
DSM program revenues, offset by expenses	$(14)
Firm wholesale	(12)
Non-fuel riders	(5)
Retail sales growth, excluding weather impact	15
Earnings test refunds	6
Other, net	(5)
Total decrease in electric margin	$(15)

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases.  However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin.  The following table details natural gas revenues and margin:

(Millions of Dollars)	2016	2015
Natural gas revenues	$958	$1,007
Cost of natural gas sold and transported	(425)	(502)
Natural gas margin	$533	$505

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the year ended Dec. 31:

Natural Gas Revenues

(Millions of Dollars)	2016 vs. 2015
Purchased natural gas adjustment clause recovery	$(78)
Infrastructure and integrity riders, partially offset in O&M expenses	(9)
Retail rate increase	32
DSM program revenues, offset by expenses	2
Other, net	4
Total decrease in natural gas revenues	$(49)

Natural Gas Margin

(Millions of Dollars)	2016 vs. 2015
Retail rate increase	$32
DSM program revenues, offset by expenses	2
Infrastructure and integrity riders, partially offset in O&M expenses	(9)
Other, net	3
Total increase in natural gas margin	$28

Non-Fuel Operating Expenses and Other Items

DSM Program Expenses — DSM program expenses decreased $10.5 million, or 8.2 percent, for 2016 compared with 2015.  The decrease was primarily attributable to lower electric recovery rates. Lower DSM program expenses are generally offset by lower revenues.

Depreciation and Amortization — Depreciation and amortization expense increased by approximately $31.9 million, or 7.7 percent, for 2016 compared with 2015.  The increase is primarily attributable to capital investments.

AFUDC — AFUDC increased by $5.6 million for 2016 compared with 2015.  The increase was primarily due to the expansion of transmission facilities and other capital expenditures.

Interest Charges — Interest charges increased by $4.2 million, or 2.4 percent, for 2016 compared with 2015.  The increase is primarily due to higher long-term debt levels to fund capital investments.

Income Taxes — Income tax expense decreased $4.5 million for 2016 compared with 2015.  The decrease in income tax expense was primarily due to lower pretax earnings in 2016 and increased plant-related adjustments (e.g., AFUDC-equity) in 2016.  The ETR was 37.1 percent for 2016 compared with 37.4 percent for 2015. The lower ETR in 2016 was primarily due to the adjustments referenced above.

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

Wholesale and Commodity Trading Risk — PSCo conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas-related instruments, including derivatives.  PSCo’s risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by the policy.

At Dec. 31, 2016, the fair values by source for net commodity trading contract assets were as follows:

	Futures / Forwards
(Thousands of Dollars)	Source of Fair Value	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
PSCo	1	$(188)	$—	$—	$—	$(188)
1 — Prices actively quoted or based on actively quoted prices.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing mechanisms for the years ended Dec. 31 were as follows:

(Thousands of Dollars)	2016	2015
Fair value of commodity trading net contract assets outstanding at Jan. 1	$112	$—
Contracts realized or settled during the period	(654)	14
Commodity trading contract additions and changes during the period	354	98
Fair value of commodity trading net contract assets outstanding at Dec. 31	$(188)	$112

At Dec. 31, 2016, a 10 percent increase in market prices for commodity trading contracts would decrease pretax income by approximately $0.9 million, whereas a 10 percent decrease would increase pretax income by approximately $0.9 million. At Dec. 31, 2015, a 10 percent increase in market prices for commodity trading contracts would decrease pretax income by approximately $0.1 million, whereas a 10 percent decrease would increase pretax income by approximately $0.1 million.

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

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2016	$0.09	$3.00	$0.16	$0.38	$0.05
2015	0.10	3.00	0.28	1.34	0.06

Interest Rate Risk — PSCo is subject to the risk of fluctuating interest rates in the normal course of business.  PSCo’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.

At Dec. 31, 2016, a 100-basis-point change in the benchmark rate on PSCo’s variable rate debt would impact annual pretax interest expense by approximately $1.3 million, and at Dec. 31, 2015 a 100-basis-point change in the benchmark rate on PSCo’s variable rate debt would impact annual pretax interest expense by approximately $0.1 million. See Note 10 to the consolidated financial statements for a discussion of PSCo’s interest rate derivatives.

Credit Risk — PSCo is also exposed to credit risk.  Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations.  PSCo maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.

At Dec. 31, 2016, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $14.3 million, while a decrease in prices of 10 percent would have resulted in a decrease in credit exposure of $2.2 million.  At Dec. 31, 2015, a 10 percent increase in commodity prices would have resulted in an increase in credit exposure of $3.2 million, while a decrease in prices of 10 percent would have resulted in an increase in credit exposure of $0.2 million.

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

Commodity Derivatives — PSCo continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions set forth in the contracts.  Given this assessment and the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2016.  PSCo also assesses the impact of its own credit risk when determining the fair value of commodity derivative liabilities.  The impact of discounting commodity derivative liabilities for credit risk was immaterial to the fair value of commodity derivative liabilities at Dec. 31, 2016.

Commodity derivative assets and liabilities assigned to Level 3 typically consist of forwards and options that are long-term in nature. Determining the fair value of certain commodity forwards and options can require management to make use of subjective price and volatility forecasts which extend to periods beyond those readily observable on active exchanges or quoted by brokers.  When less observable forward price and volatility forecasts are significant to determining the value of commodity forwards and options, these instruments are assigned to Level 3.  There were immaterial Level 3 commodity derivative assets or liabilities at Dec. 31, 2016.

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

In 2016, PSCo implemented the general ledger modules of a new enterprise resource planning system. PSCo will initiate deployment of work management systems modules, including the conversion of existing work management systems, during 2017. PSCo does not believe this implementation has or will have an adverse effect on its internal control over financial reporting.

PSCo management assessed the effectiveness of PSCo’s internal control over financial reporting as of Dec. 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2016, PSCo’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ ROBERT C. FRENZEL
Ben Fowke	Robert C. Frenzel
Chairman and Chief Executive Officer	Executive Vice President, Chief Financial Officer
Feb. 24, 2017	Feb. 24, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholder of
Public Service Company of Colorado
We have audited the accompanying consolidated balance sheets and statements of capitalization of Public Service Company of Colorado and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and common stockholder’s equity for each of the three years in the period ended December 31, 2016. Our audits also included the financial statement schedule listed in the Index at Item 15. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedule based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Public Service Company of Colorado and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 24, 2017

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2016	2015	2014
Operating revenues
Electric	$3,049,352	$3,115,257	$3,125,937
Natural gas	957,721	1,006,666	1,215,324
Steam and other	40,723	41,590	41,888
Total operating revenues	4,047,796	4,163,513	4,383,149

Operating expenses
Electric fuel and purchased power	1,196,417	1,246,666	1,405,498
Cost of natural gas sold and transported	425,410	501,824	725,754
Cost of sales — steam and other	15,872	17,788	16,831
Operating and maintenance expenses	762,416	761,901	751,786
Demand side management program expenses	118,175	128,681	139,780
Depreciation and amortization	443,555	411,667	379,202
Taxes (other than income taxes)	196,330	195,285	161,928
Total operating expenses	3,158,175	3,263,812	3,580,779

Operating income	889,621	899,701	802,370

Other income, net	3,817	2,964	4,265
Allowance for funds used during construction — equity	18,557	14,485	46,784

Interest charges and financing costs
Interest charges — includes other financing costs of $6,289, $6,285 and $6,340, respectively	181,631	177,430	171,881
Allowance for funds used during construction — debt	(7,045)	(5,522)	(17,241)
Total interest charges and financing costs	174,586	171,908	154,640

Income before income taxes	737,409	745,242	698,779
Income taxes	273,918	278,440	243,591
Net income	$463,491	$466,802	$455,188

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in thousands)

	Year Ended Dec. 31
	2016	2015	2014
Net income	$463,491	$466,802	$455,188

Other comprehensive income (loss)

Pension and retiree medical benefits:
Net pension and retiree medical losses arising during the period, net of tax of $(138), $0, and $0	(223)	—	—
Amortization of losses included in net periodic benefit cost, net of tax of $2, $0, and $0, respectively	3	—	—
	(220)	—	—

Derivative instruments:
Net fair value decrease, net of tax of $0, $(20), and $(43), respectively	—	(30)	(72)
Reclassification of losses (gains) to net income, net of tax of $648, $39, and $(287), respectively	1,056	72	(468)
	1,056	42	(540)

Other comprehensive income (loss)	836	42	(540)
Comprehensive income	$464,327	$466,844	$454,648

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in thousands)

	Year Ended Dec. 31
	2016	2015	2014
Operating activities
Net income	$463,491	$466,802	$455,188
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	446,179	416,427	383,992
Demand side management program amortization	2,138	3,509	4,331
Deferred income taxes	222,002	277,896	227,823
Amortization of investment tax credits	(2,805)	(2,807)	(2,941)
Allowance for equity funds used during construction	(18,557)	(14,485)	(46,784)
Provision for bad debts	14,121	13,052	17,005
Net realized and unrealized hedging and derivative transactions	1,325	2,414	(2,578)
Other	(388)	2,500	—
Changes in operating assets and liabilities:
Accounts receivable	(14,227)	8,872	(42,921)
Accrued unbilled revenues	(20,866)	17,837	(23,132)
Inventories	172	33,417	(972)
Prepayments and other	68,693	10,483	(81,715)
Accounts payable	38,439	(40,982)	(22,789)
Net regulatory assets and liabilities	4,143	78,055	130,499
Other current liabilities	1,892	19,654	5,284
Pension and other employee benefit obligations	(10,627)	(23,449)	(38,905)
Change in other noncurrent assets	(6,750)	4,086	5,537
Change in other noncurrent liabilities	(22,120)	(35,334)	(19,130)
Net cash provided by operating activities	1,166,255	1,237,947	947,792

Investing activities
Utility capital/construction expenditures	(1,113,800)	(995,597)	(1,114,338)
Proceeds from insurance recoveries	608	—	—
Allowance for equity funds used during construction	18,557	14,485	46,784
Investments in utility money pool arrangement	(444,000)	(196,300)	(603,000)
Repayments from utility money pool arrangement	444,000	212,300	659,000
Other	(1,460)	—	—
Net cash used in investing activities	(1,096,095)	(965,112)	(1,011,554)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	115,000	(368,000)	382,000
Borrowings under utility money pool arrangement	524,500	165,000	333,000
Repayments under utility money pool arrangement	(524,500)	(165,000)	(333,000)
Proceeds from issuance of long-term debt	244,507	246,751	295,598
Repayments of long-term debt	(129,500)	—	(275,000)
Capital contributions from parent	38,755	175,210	81,498
Dividends paid to parent	(336,581)	(330,846)	(433,788)
Net cash (used in) provided by financing activities	(67,819)	(276,885)	50,308

Net change in cash and cash equivalents	2,341	(4,050)	(13,454)
Cash and cash equivalents at beginning of period	3,585	7,635	21,089
Cash and cash equivalents at end of period	$5,926	$3,585	$7,635

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(171,714)	$(165,546)	$(150,011)
Cash received (paid) for income taxes, net	22,827	13,822	(91,810)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$68,870	$106,912	$139,616

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in thousands, except share and per share data)

	Dec. 31
	2016	2015
Assets
Current assets
Cash and cash equivalents	$5,926	$3,585
Accounts receivable, net	304,900	300,882
Accounts receivable from affiliates	9,421	4,909
Accrued unbilled revenues	297,078	276,212
Inventories	202,220	205,562
Regulatory assets	103,783	92,072
Derivative instruments	10,934	1,945
Prepaid taxes	9,124	81,162
Prepayments and other	25,435	22,698
Total current assets	968,821	989,027

Property, plant and equipment, net	12,849,799	12,172,211

Other assets
Regulatory assets	958,429	906,275
Derivative instruments	3,398	3,478
Other	25,637	18,224
Total other assets	987,464	927,977
Total assets	$14,806,084	$14,089,215

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$5,270	$8,103
Short-term debt	129,000	14,000
Accounts payable	376,186	352,701
Accounts payable to affiliates	98,797	76,643
Regulatory liabilities	101,110	152,823
Taxes accrued	171,862	166,660
Accrued interest	48,619	49,698
Dividends payable to parent	74,208	83,374
Derivative instruments	6,788	8,881
Other	73,022	78,910
Total current liabilities	1,084,862	991,793

Deferred credits and other liabilities
Deferred income taxes	2,889,129	2,658,198
Deferred investment tax credits	30,661	33,466
Regulatory liabilities	512,933	471,421
Asset retirement obligations	289,563	240,508
Derivative instruments	7,828	13,020
Customer advances	162,742	198,526
Pension and employee benefit obligations	285,774	200,774
Other	62,201	63,864
Total deferred credits and other liabilities	4,240,831	3,879,777

Commitments and contingencies
Capitalization
Long-term debt	4,210,936	4,097,493
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Dec. 31, 2016 and 2015, respectively	—	—
Additional paid in capital	3,633,216	3,620,824
Retained earnings	1,659,239	1,523,164
Accumulated other comprehensive loss	(23,000)	(23,836)
Total common stockholder’s equity	5,269,455	5,120,152
Total liabilities and equity	$14,806,084	$14,089,215

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in thousands, except share and per share data)

	Common Stock Issued				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings
Balance at Dec. 31, 2013	100	$—	$3,441,290	$1,384,047	$(23,338)	$4,801,999
Net income				455,188		455,188
Other comprehensive loss					(540)	(540)
Common dividends declared to parent				(452,306)		(452,306)
Contribution of capital by parent			81,498			81,498
Balance at Dec. 31, 2014	100	$—	$3,522,788	$1,386,929	$(23,878)	$4,885,839
Net income				466,802		466,802
Other comprehensive income					42	42
Common dividends declared to parent				(330,567)		(330,567)
Contribution of capital by parent			98,036			98,036
Balance at Dec. 31, 2015	100	$—	$3,620,824	$1,523,164	$(23,836)	$5,120,152
Net income				463,491		463,491
Other comprehensive income					836	836
Common dividends declared to parent				(327,416)		(327,416)
Contribution of capital by parent			12,392			12,392
Balance at Dec. 31, 2016	100	$—	$3,633,216	$1,659,239	$(23,000)	$5,269,455

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CAPITALIZATION
(amounts in thousands, except share and per share data)

	Dec. 31
	2016	2015
Long-Term Debt
First Mortgage Bonds, Series due:
Sept. 1, 2017, 4.375% (a)	$—	$129,500
Aug. 1, 2018, 5.8%	300,000	300,000
June 1, 2019, 5.125%	400,000	400,000
Nov. 15, 2020, 3.2%	400,000	400,000
Sept. 15, 2022, 2.25%	300,000	300,000
March 15, 2023, 2.5%	250,000	250,000
May 15, 2025, 2.9%	250,000	250,000
Sept. 1, 2037, 6.25%	350,000	350,000
Aug. 1, 2038, 6.5%	300,000	300,000
Aug. 15, 2041, 4.75%	250,000	250,000
Sept. 15, 2042, 3.6%	500,000	500,000
March 15, 2043, 3.95%	250,000	250,000
March 15, 2044, 4.3%	300,000	300,000
June 15, 2046, 3.55%	250,000	—
Capital lease obligations, through 2060, 11.2% — 14.3%	155,927	164,031
Unamortized discount	(12,922)	(11,340)
Unamortized debt expense	(26,799)	(26,595)
Total	4,216,206	4,105,596
Less current maturities	5,270	8,103
Total long-term debt	$4,210,936	$4,097,493
Common Stockholder’s Equity
Common Stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Dec. 31, 2016 and 2015, respectively.	$—	$—
Additional paid-in capital	3,633,216	3,620,824
Retained earnings	1,659,239	1,523,164
Accumulated other comprehensive loss	(23,000)	(23,836)
Total common stockholder’s equity	$5,269,455	$5,120,152

(a)	Pollution control financing.

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

Certain rate rider mechanisms qualify as alternative revenue programs under GAAP. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety, or other mandate. When certain criteria are met, revenue is recognized equal to the revenue requirement, including return on rate base items, for the qualified mechanisms. The mechanisms are revised periodically for differences between the total amount collected under the riders and the revenue recognized, which may increase or decrease the level of revenue collected from customers.

Conservation Programs — PSCo has implemented programs to assist its retail customers in conserving energy and reducing peak demand on the electric and natural gas systems.  These programs include approximately 20 unique DSM products, pilots and services for C&I customers, as well as approximately 23 DSM products, pilots and services for residential and low-income customers. Overall, the DSM portfolio provides rebates and/or incentives for nearly 1,000 unique measures.

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

PSCo records depreciation expense related to its plant using the straight-line method over the plant’s useful life.  Actuarial life studies are performed and submitted to the state and federal commissions for review.  Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation.  Depreciation expense, expressed as a percentage of average depreciable property, was approximately 2.6, 2.7 and 2.7 percent for the years ended Dec. 31, 2016, 2015 and 2014, respectively.

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

Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize tax credits only applies to federal ITCs related to public utility property. Utility rate regulation also has resulted in the recognition of certain regulatory assets and liabilities related to income taxes, which are summarized in Note 13.

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

Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues; hedging transactions for vehicle fuel costs are recorded as a component of capital projects and O&M costs; and interest rate hedging transactions are recorded as a component of interest expense.  PSCo is allowed to recover in electric or natural gas rates the costs of certain financial instruments purchased to reduce commodity cost volatility.  For further information on derivatives entered to mitigate commodity price risk on behalf of electric and natural gas customer, see Note 10.

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

Fair Value Measurements — PSCo presents cash equivalents, interest rate derivatives and commodity derivatives at estimated fair values in its consolidated financial statements.  Cash equivalents are recorded at cost plus accrued interest; money market funds are measured using quoted NAVs.  For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used as a primary input to establish fair value.  For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract.  In the absence of a quoted price for an identical contract in an active market, PSCo may use quoted prices for similar contracts, or internally prepared valuation models to determine fair value.  See Note 10 for further discussion.

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

Reclassifications — Due to adoption of new accounting pronouncements, certain previously reported amounts have been reclassified to conform to the current year presentation. See Note 2 for further discussion of recently adopted accounting pronouncements.

Subsequent Events — Management has evaluated the impact of events occurring after Dec. 31, 2016 up to the date of issuance of these consolidated financial statements.  These statements contain all necessary adjustments and disclosures resulting from that evaluation.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. PSCo expects its adoption will result in increased disclosures regarding revenue, cash flows and obligations related to arrangements with customers, as well as separate presentation of alternative revenue programs in the consolidated statements of income. PSCo has not yet fully determined the impacts of adoption for several aspects of the standard, including a determination of whether receipts of non-refundable contributions in aid of construction should be recognized as revenues or may continue to be recorded as reductions to property, plant and equipment. Also, it is yet to be determined whether and how much an evaluation of the collectability of regulated electric and gas revenues will impact the amounts of revenue recognized upon delivery. PSCo currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which among other changes in accounting and disclosure requirements, replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes, and also eliminates the available-for-sale classification for marketable equity securities. Under the new guidance, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. PSCo is currently evaluating the impact of adopting ASU No. 2016-01 on its consolidated financial statements.

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which, for lessees, requires balance sheet recognition of right-of-use assets and lease liabilities for all leases. Additionally, for leases that qualify as finance leases, the guidance requires expense recognition consisting of amortization of the right-of-use asset as well as interest on the related lease liability using the effective interest method. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018, and early adoption is permitted. PSCo is currently evaluating the impact of adopting ASU No. 2016-02 on its consolidated financial statements.

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

Presentation of Debt Issuance Costs — In April 2015, the FASB issued Simplifying the Presentation of Debt Issuance Costs, Subtopic 835-30 (ASU No. 2015-03), which requires the presentation of debt issuance costs on the balance sheet as a deduction from the carrying amount of the related debt, instead of presentation as an asset. PSCo implemented the new guidance as required on Jan. 1, 2016, and as a result, $26.6 million of such deferred costs were retrospectively reclassified from other non-current assets to long-term debt on the consolidated balance sheet as of Dec. 31, 2015.

Fair Value Measurement — In May 2015, the FASB issued Disclosures for Investments in Certain Entities that Calculate Net Asset Value per Share (or Its Equivalent), Topic 820 (ASU No. 2015-07), which eliminates the requirement to categorize fair value measurements using a NAV methodology in the fair value hierarchy. PSCo implemented the guidance on Jan. 1, 2016, and the implementation did not have a material impact on its consolidated financial statements. For related disclosures, see Note 8 to the consolidated financial statements.

Presentation of Deferred Taxes — In November 2015, the FASB issued Balance Sheet Classification of Deferred Taxes, Topic 740 (ASU No. 2015-17), which eliminates the requirement to present deferred tax assets and liabilities as current and noncurrent on the consolidated balance sheet based on the classification of the related asset or liability, and instead requires classification of all deferred tax assets and liabilities as noncurrent. PSCo early adopted the new guidance in the fourth quarter of 2016 and as a result $62.7 million of current deferred income taxes were retrospectively reclassified to long-term deferred income tax liabilities on the consolidated balance sheet as of Dec. 31, 2015.

Stock Compensation — In March 2016, the FASB issued Improvements to Employee Share-Based Payment Accounting, Topic 718 (ASU No. 2016-09), which simplifies accounting and financial statement presentation for share-based payment transactions. The guidance requires that the difference between the tax deduction available upon settlement of share-based equity awards and the tax benefit accumulated over the vesting period be recognized as an adjustment to income tax expense. PSCo adopted the guidance in 2016, and the implementation did not have a material impact on its consolidated financial statements.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Accounts receivable, net
Accounts receivable	$324,512	$321,004
Less allowance for bad debts	(19,612)	(20,122)
	$304,900	$300,882

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Inventories
Materials and supplies	$66,161	$58,128
Fuel	66,429	78,586
Natural gas	69,630	68,848
	$202,220	$205,562

(Thousands of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Property, plant and equipment, net
Electric plant	$12,304,436	$11,856,126
Natural gas plant	3,710,772	3,420,249
Common and other property	919,955	862,840
Plant to be retired (a)	31,839	38,249
Construction work in progress	484,340	408,963
Total property, plant and equipment	17,451,342	16,586,427
Less accumulated depreciation	(4,601,543)	(4,414,216)
	$12,849,799	$12,172,211

(a)
In 2017, PSCo expects to early retire Valmont Unit 5 and convert Cherokee Unit 4 from a coal-fueled generating facility to natural gas. PSCo also expects Craig Unit 1 to be early retired by approximately 2025.  Amounts are presented net of accumulated depreciation.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2016
Borrowing limit	$250
Amount outstanding at period end	—
Average amount outstanding	56
Maximum amount outstanding	141
Weighted average interest rate, computed on a daily basis	0.78%
Weighted average interest rate at period end	N/A

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2016	Twelve Months Ended Dec. 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$250	$250	$250
Amount outstanding at period end	—	—	—
Average amount outstanding	21	1	4
Maximum amount outstanding	141	34	97
Weighted average interest rate, computed on a daily basis	0.73%	0.41%	0.25%
Weighted average interest rate at period end	N/A	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility. Commercial paper borrowings for PSCo were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Dec. 31, 2016
Borrowing limit	$700
Amount outstanding at period end	129
Average amount outstanding	33
Maximum amount outstanding	151
Weighted average interest rate, computed on a daily basis	0.78%
Weighted average interest rate at period end	0.95

(Amounts in Millions, Except Interest Rates)	Twelve Months Ended Dec. 31, 2016	Twelve Months Ended Dec. 31, 2015	Twelve Months Ended Dec. 31, 2014
Borrowing limit	$700	$700	$700
Amount outstanding at period end	129	14	382
Average amount outstanding	24	95	167
Maximum amount outstanding	154	449	393
Weighted average interest rate, computed on a daily basis	0.70%	0.51%	0.31%
Weighted average interest rate at period end	0.95	0.60	0.65

Letters of Credit — PSCo uses letters of credit, generally with terms of one-year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2016 and 2015, there were $3 million and $4 million of letters of credit outstanding, respectively, under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

Amended Credit Agreement — In June 2016, PSCo entered into an amended five-year credit agreement with a syndicate of banks. The total borrowing limit under the amended credit agreement remained at $700 million. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with the following exceptions:

•	The maturity extended from October 2019 to June 2021.

•
The Eurodollar borrowing margin on this line of credit was reduced to a range of 75 to 150 basis points per year, from a range of 87.5 to 175 basis points per year, based upon applicable long-term credit ratings.

•
The commitment fees, calculated on the unused portion of the line of credit, were reduced to a range of 6 to 22.5 basis points per year, from a range of 7.5 to 27.5 basis points per year, also based on applicable long-term credit ratings.

PSCo has the right to request an extension of the termination date for two additional one-year periods. The extension requests are subject to majority bank group approval.

Other features of PSCo’s credit facility include:

•	PSCo may increase its credit facility by up to $100 million.

•
The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65 percent. PSCo was in compliance as its debt-to-total capitalization ratio was 45 percent at both Dec. 31, 2016 and 2015. If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender.

•
The credit facility has a cross-default provision that provides PSCo will be in default on its borrowings under the facility if PSCo or any of its subsidiaries whose total assets exceed 15 percent of PSCo’s consolidated total assets, default on certain indebtedness in an aggregate principal amount exceeding $75 million.

•	PSCo was in compliance with all financial covenants on its debt agreements as of Dec. 31, 2016 and 2015.

At Dec. 31, 2016, PSCo had the following committed credit facility available (in millions):

Credit Facility (a)	Drawn (b)	Available
$700	$132	$568

(a)	This credit facility matures in June 2021.

(b)	Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Dec. 31, 2016 and 2015.

Long-Term Borrowings

Generally, all real and personal property of PSCo is subject to the liens of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses associated with refinanced debt are deferred and amortized over the life of the related new issuance, in accordance with regulatory guidelines.

In 2016, PSCo issued $250 million of 3.55 percent first mortgage bonds due June 15, 2046. In 2015, PSCo issued $250 million of 2.9 percent first mortgage bonds due May 15, 2025.

During the next five years, PSCo has long-term debt maturities of $300 million, $400 million and $400 million due in 2018, 2019 and 2020, respectively.

Deferred Financing Costs — Deferred financing costs of approximately $26.8 million and $26.6 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt at Dec. 31, 2016 and 2015, respectively.  PSCo is amortizing these financing costs over the remaining maturity periods of the related debt.

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

6.	Joint Ownership of Generation, Transmission and Gas Facilities

Following are the investments by PSCo in jointly owned generation, transmission and gas facilities and the related ownership percentages as of Dec. 31, 2016:

(Thousands of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Ownership %
Electric Generation:
Hayden Unit 1	$149,221	$67,415	$97	76%
Hayden Unit 2	148,795	64,024	64	37
Hayden Common Facilities	38,230	18,951	282	53
Craig Units 1 and 2	60,318	37,570	15,730	10
Craig Common Facilities 1, 2 and 3	37,925	19,312	183	7
Comanche Unit 3	892,978	112,254	6	67
Comanche Common Facilities	24,694	1,821	636	82
Electric Transmission:
Transmission and other facilities, including substations	166,840	65,619	4,313	Various
Gas Transportation:
Rifle, Colo. to Avon, Colo.	23,406	7,679	—	60
Gas Transportation Compressor	8,397	368	—	50
Total	$1,550,804	$395,013	$21,311

PSCo has approximately 816 MW of jointly owned generating capacity.  PSCo’s share of operating expenses and construction expenditures are included in the applicable utility accounts.  Each of the respective owners is responsible for providing its own financing.

7.	Income Taxes

Consolidated Appropriations Act, 2016 — In December 2015, the Consolidated Appropriations Act, 2016 (Act) was signed into law. The Act provides for the following:

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

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the IRS commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. As of Dec. 31, 2016, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their cases to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in December 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS’ proposed adjustment of the carryback claims. PSCo is not expected to accrue any income tax expense related to this adjustment.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. As of Dec. 31, 2016, the IRS had not proposed any material adjustments to tax years 2012 and 2013. Subsequent to year-end, the IRS proposed an adjustment to tax years 2012 through 2013 that may impact Xcel Energy’s NOL and tax credit carryforwards and ETR. However, Xcel Energy is continuing to evaluate the IRS’ proposal and the outcome and timing of a resolution is uncertain.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Unrecognized tax benefit — Permanent tax positions	$2.9	$2.4
Unrecognized tax benefit — Temporary tax positions	16.8	15.0
Total unrecognized tax benefit	$19.7	$17.4

A reconciliation of the beginning and ending amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	2016	2015	2014
Balance at Jan. 1	$17.4	$11.9	$8.4
Additions based on tax positions related to the current year	2.7	4.5	3.7
Reductions based on tax positions related to the current year	—	(1.5)	(0.7)
Additions for tax positions of prior years	0.5	2.5	2.8
Reductions for tax positions of prior years	(0.9)	—	(1.2)
Settlements with taxing authorities	—	—	(1.1)
Balance at Dec. 31	$19.7	$17.4	$11.9

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards.  The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Dec. 31, 2016	Dec. 31, 2015
NOL and tax credit carryforwards	$(5.8)	$(4.3)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress and state audits resume. As the IRS Appeals and audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $11 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	2016	2015	2014
Payable for interest related to unrecognized tax benefits at Jan. 1	$(0.4)	$(0.2)	$(0.1)
Interest expense related to unrecognized tax benefits	(0.7)	(0.2)	(0.1)
Payable for interest related to unrecognized tax benefits at Dec. 31	$(1.1)	$(0.4)	$(0.2)

No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2016, 2015 or 2014.

Other Income Tax Matters — NOL amounts represent the amount of the tax loss that is carried forward and tax credits represent the deferred tax asset. NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2016	2015
Federal NOL carryforward	$260	$328
Federal tax credit carryforwards	25	24
State NOL carryforwards	684	684
State tax credit carryforwards, net of federal detriment (a)	13	13
Valuation allowances for state credit carryforwards, net of federal detriment (b)	(3)	(1)

(a)	State tax credit carryforwards are net of federal detriment of $7 million and $7 million as of Dec. 31, 2016 and 2015, respectively.

(b)	Valuation allowances for state tax credit carryforwards were net of federal benefit of $2 million and $1 million as of Dec. 31, 2016 and 2015, respectively.

The federal carryforward periods expire between 2021 and 2036.  The state carryforward periods expire between 2017 and 2033.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.  The following reconciles such differences for the years ending Dec. 31:

	2016	2015	2014
Federal statutory rate	35.0%	35.0%	35.0%
Increases (decreases) in tax from:
State income taxes, net of federal income tax benefit	3.2	3.2	2.8
Tax credits recognized, net of federal income tax expense	(0.7)	(0.7)	(0.8)
Regulatory differences — utility plant items	(0.5)	(0.3)	(2.1)
Change in unrecognized tax benefits (expense)	—	0.1	(0.1)
Other, net	0.1	0.1	0.1
Effective income tax rate	37.1%	37.4%	34.9%

The components of income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2016	2015	2014
Current federal tax expense (benefit)	$45,287	$(1,166)	$9,550
Current state tax expense (benefit)	8,754	(727)	2,611
Current change in unrecognized tax expense	680	5,244	6,548
Deferred federal tax expense	195,064	246,096	208,781
Deferred state tax expense	27,216	36,450	26,196
Deferred change in unrecognized tax benefit	(278)	(4,650)	(7,154)
Deferred investment tax credits	(2,805)	(2,807)	(2,941)
Total income tax expense	$273,918	$278,440	$243,591

The components of deferred income tax expense for the years ending Dec. 31 were:

(Thousands of Dollars)	2016	2015	2014
Deferred tax expense excluding items below	$230,931	$285,144	$254,142
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(8,418)	(7,229)	(26,649)
Tax (expense) benefit allocated to other comprehensive income and other	(511)	(19)	330
Deferred tax expense	$222,002	$277,896	$227,823

The components of the net deferred tax liability at Dec. 31 were as follows:

(Thousands of Dollars)	2016	2015
Deferred tax liabilities:
Differences between book and tax bases of property	$2,967,162	$2,772,043
Employee benefits	87,693	105,049
Other	69,931	82,732
Total deferred tax liabilities	$3,124,786	$2,959,824
Deferred tax assets:
NOL carryforward	$115,328	$147,763
Tax credit carryforward	34,658	35,240
Regulatory liabilities	19,635	17,201
Deferred investment tax credits	11,653	12,718
Deferred fuel costs	10,070	29,694
Rate refund	7,221	23,352
Other	37,092	35,658
Total deferred tax assets	$235,657	$301,626
Net deferred tax liability	$2,889,129	$2,658,198

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

Xcel Energy, which includes PSCo, offers various benefit plans to its employees. Approximately 77 percent of employees that receive benefits are represented by several local labor unions under several collective-bargaining agreements. At Dec. 31, 2016, PSCo had 1,984 bargaining employees covered under a collective-bargaining agreement, which expires in May 2017.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAVs.

Insurance contracts — Insurance contract fair values take into consideration the value of the investments in separate accounts of the insurer, which are priced based on observable inputs.

Investments in commingled funds, equity securities and other funds — Equity securities are valued using quoted prices in active markets. The fair values for commingled funds are measured using NAVs, which take into consideration the value of underlying fund investments, as well as the other accrued assets and liabilities of a fund, in order to determine a per share market value. The investments in commingled funds may be redeemed for NAV with proper notice. Proper notice varies by fund and can range from daily with a few days’ notice to annually with 90 days’ notice. Private equity investments require approval of the fund for any unscheduled redemption, and such redemptions may be approved or denied by the fund at its sole discretion. Depending on the fund, unscheduled distributions from real estate investments may require approval of the fund or may be redeemed with proper notice, which is typically quarterly with 45-90 days’ notice; however, withdrawals from real estate investments may be delayed or discounted as a result of fund illiquidity.

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

In addition to the qualified pension plans, Xcel Energy maintains a supplemental executive retirement plan (SERP) and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides unfunded, nonqualified benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions attributable to PSCo funded by PSCo’s consolidated operating cash flows. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2016 and 2015 were $43.5 million and $41.8 million, respectively, of which $3.8 million and $3.6 million were attributable to PSCo. In 2016 and 2015, Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $7.9 million and $9.5 million, respectively, of which $0.6 million in each year was attributable to PSCo.

In 2016, Xcel Energy established rabbi trusts to provide partial funding for future distributions of the SERP and its deferred compensation plan. Rabbi trust funding of deferred compensation plan distributions attributable to PSCo will be supplemented by PSCo’s consolidated operating cash flows as determined necessary. The amount of rabbi trust funding attributable to PSCo is immaterial. Also in 2016, Xcel Energy amended the deferred compensation plan to provide eligible participants the ability to diversify deferred settlements of equity awards, other than time-based equity awards, into various fund options.

Xcel Energy Inc. and PSCo base the investment-return assumption on expected long-term performance for each of the investment types included in the pension asset portfolio and consider the historical returns achieved by the asset portfolio over the past 20-year or longer period, as well as the long-term return levels projected and recommended by investment experts. Xcel Energy Inc. and PSCo continually review pension assumptions. The pension cost determination assumes a forecasted mix of investment types over the long term.

•	Investment returns in 2016 were below the assumed level of 6.84 percent;

•	Investment returns in 2015 were below the assumed level of 6.81 percent;

•	Investment returns in 2014 were above the assumed level of 6.81 percent; and

•	In 2017, PSCo’s expected investment-return assumption is 6.62 percent.

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

The following table presents the target pension asset allocations for PSCo at Dec. 31 for the upcoming year:

	2016	2015
Domestic and international equity securities	36%	36%
Long-duration fixed income and interest rate swap securities	31	32
Short-to-intermediate fixed income securities	15	12
Alternative investments	16	18
Cash	2	2
Total	100%	100%

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

Pension Plan Assets

The following tables present, for each of the fair value hierarchy levels, PSCo’s pension plan assets that are measured at fair value as of Dec. 31, 2016 and 2015:

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$34,957	$—	$—	$—	$34,957
Commingled funds:
U.S. equity funds	—	—	—	165,621	165,621
Non U.S. equity funds	—	—	—	122,197	122,197
U.S. corporate bond funds	—	—	—	96,995	96,995
Emerging market equity funds	—	—	—	64,784	64,784
Emerging market debt funds	—	—	—	53,703	53,703
Commodity funds	—	—	—	7,497	7,497
Private equity investments	—	—	—	31,828	31,828
Real estate	—	—	—	61,048	61,048
Other commingled funds	—	—	—	74,696	74,696
Debt securities:
Government securities	—	168,014	—	—	168,014
U.S. corporate bonds	—	86,081	—	—	86,081
Non U.S. corporate bonds	—	13,828	—	—	13,828
Mortgage-backed securities	—	2,179	—	—	2,179
Asset-backed securities	—	1,032	—	—	1,032
Equity securities:
U.S. equities	27,348	—	—	—	27,348
Other	—	(7,595)	—	—	(7,595)
Total	$62,305	$263,539	$—	$678,369	$1,004,213

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$81,954	$—	$—	$—	$81,954
Derivatives	—	1,204	—	—	1,204
Commingled funds:
U.S. equity funds	—	—	—	125,011	125,011
Non U.S. equity funds	—	—	—	119,394	119,394
U.S. corporate bond funds	—	—	—	82,827	82,827
Emerging market equity funds	—	—	—	56,525	56,525
Emerging market debt funds	—	—	—	54,362	54,362
Commodity funds	—	—	—	14,169	14,169
Private equity investments	—	—	—	34,353	34,353
Real estate	—	—	—	67,075	67,075
Other commingled funds	—	—	—	72,327	72,327
Debt securities:
Government securities	—	214,341	—	—	214,341
U.S. corporate bonds	—	74,787	—	—	74,787
Non U.S. corporate bonds	—	12,127	—	—	12,127
Asset-backed securities	—	881	—	—	881
Equity securities:
U.S. equities	28,797	—	—	—	28,797
Other	—	(3,453)	—	—	(3,453)
Total	$110,751	$299,887	$—	$626,043	$1,036,681

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2016, 2015 or 2014.

Benefit Obligations — A comparison of the actuarially computed pension benefit obligation and plan assets for PSCo is presented in the following table:

(Thousands of Dollars)	2016	2015
Accumulated Benefit Obligation at Dec. 31	$1,213,890	$1,192,798

Change in Projected Benefit Obligation:
Obligation at Jan. 1	$1,224,650	$1,277,957
Service cost	25,926	28,260
Interest cost	55,405	50,857
Transfer to other plan	(9,149)	(2,938)
Plan amendments	206	—
Actuarial loss (gain)	51,779	(54,737)
Benefit payments	(96,995)	(74,749)
Obligation at Dec. 31	$1,251,822	$1,224,650

(Thousands of Dollars)	2016	2015
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$1,036,681	$1,103,865
Actual return (loss) on plan assets	56,762	(9,122)
Employer contributions	16,829	20,056
Transfer to other plan	(9,064)	(3,369)
Benefit payments	(96,995)	(74,749)
Fair value of plan assets at Dec. 31	$1,004,213	$1,036,681

(Thousands of Dollars)	2016	2015
Funded Status of Plans at Dec. 31:
Funded status (a)	$(247,609)	$(187,969)

(a)	Amounts are recognized in noncurrent liabilities on PSCo’s consolidated balance sheets.

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$554,999	$521,703
Prior service credit	(12,155)	(15,572)
Total	$542,844	$506,131

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$515,708	$28,852
Noncurrent regulatory assets	26,853	477,279
Deferred income taxes	108	—
Net-of-tax accumulated OCI	175	—
Total	$542,844	$506,131

Measurement date	Dec. 31, 2016	Dec. 31, 2015

	2016	2015
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.13%	4.66%
Expected average long-term increase in compensation level	3.75	4.00
Mortality table	RP-2014	RP-2014

Mortality — In 2014, the Society of Actuaries published a new mortality table (RP-2014) and projection scale (MP-2014) that increased the overall life expectancy of males and females. On Dec. 31, 2014 PSCo adopted the RP-2014 table, with modifications, based on its population and specific experience and a modified MP-2014 projection scale. During 2016, a new projection table was released (MP-2016).  In 2016, PSCo adopted a modified version of the MP-2016 table and will continue to utilize the RP-2014 base table, modified for company experience.

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2014 through 2017 to meet minimum funding requirements.

Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$150.0 million in January 2017, of which $16.8 million was attributable to PSCo;

•	$125.2 million in 2016, of which $16.8 million was attributable to PSCo;

•	$90.1 million in 2015, of which $20.1 million was attributable to PSCo; and

•	$130.6 million in 2014, of which $35.2 million was attributable to PSCo.

For future years, Xcel Energy and PSCo anticipate contributions will be made as necessary.

Plan Amendments — The 2016 increase in the projected benefit obligation resulted from an increase in the annual credits contributed to the PSCo Bargaining Plan retirement spending account. In 2015, there were no plan amendments made which affected the projected benefit obligation.

Benefit Costs — The components of PSCo’s net periodic pension cost were:

(Thousands of Dollars)	2016	2015	2014
Service cost	$25,926	$28,260	$23,939
Interest cost	55,405	50,857	53,277
Expected return on plan assets	(70,769)	(72,590)	(70,709)
Amortization of prior service credit	(3,211)	(3,136)	(3,092)
Amortization of net loss	26,771	36,377	33,892
Net periodic pension cost	34,122	39,768	37,307
Credits (costs) not recognized due to effects of regulation	3,364	(1,464)	—
Net benefit cost recognized for financial reporting	$37,486	$38,304	$37,307

	2016	2015	2014
Significant Assumptions Used to Measure Costs:
Discount rate	4.66%	4.11%	4.75%
Expected average long-term increase in compensation level	4.00	3.75	3.75
Expected average long-term rate of return on assets	6.84	6.81	6.81

In addition to the benefit costs in the table above, for the pension plans sponsored by Xcel Energy Inc., costs are allocated to PSCo based on Xcel Energy Services Inc. employees’ labor costs. Amounts allocated to PSCo were $9.4 million, $9.9 million and $9.4 million in 2016, 2015 and 2014, respectively. Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. The return assumption used for 2017 pension cost calculations is 6.62 percent. The cost calculation uses a market-related valuation of pension assets. Xcel Energy, including PSCo, uses a calculated value method to determine the market-related value of the plan assets. The market-related value begins with the fair market value of assets as of the beginning of the year. The market-related value is determined by adjusting the fair market value of assets to reflect the investment gains and losses (the difference between the actual investment return and the expected investment return on the market-related value) during each of the previous five years at the rate of 20 percent per year. As these differences between actual investment returns and the expected investment returns are incorporated into the market-related value, the differences are recognized over the expected average remaining years of service for active employees.

Defined Contribution Plans

Xcel Energy, which includes PSCo, maintains 401(k) and other defined contribution plans that cover substantially all employees. The expense to these plans for PSCo was approximately $9.9 million in 2016, $9.5 million in 2015 and $9.1 million in 2014.

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

The following table presents the target postretirement asset allocations for Xcel Energy Inc. and PSCo at Dec. 31 for the upcoming year:

	2016	2015
Domestic and international equity securities	25%	25%
Short-to-intermediate fixed income securities	57	57
Alternative investments	13	13
Cash	5	5
Total	100%	100%

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

The following tables present, for each of the fair value hierarchy levels, PSCo’s proportionate allocation of the total postretirement benefit plan assets that are measured at fair value as of Dec. 31, 2016 and 2015:

	Dec. 31, 2016
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$18,288	$—	$—	$—	$18,288
Insurance contracts	—	42,046	—	—	42,046
Commingled funds:
U.S. equity funds	—	—	—	48,462	48,462
U.S fixed income funds	—	—	—	24,132	24,132
Emerging market debt funds	—	—	—	27,089	27,089
Other commingled funds	—	—	—	48,922	48,922
Debt securities:
Government securities	—	33,600	—	—	33,600
U.S. corporate bonds	—	55,473	—	—	55,473
Non U.S. corporate bonds	—	15,384	—	—	15,384
Asset-backed securities	—	16,845	—	—	16,845
Mortgage-backed securities	—	25,563	—	—	25,563
Equity securities:
Non U.S. equities	36,462	—	—	—	36,462
Other	—	1,289	—	—	1,289
Total	$54,750	$190,200	$—	$148,605	$393,555

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

	Dec. 31, 2015
(Thousands of Dollars)	Level 1	Level 2	Level 3	Investments Measured at NAV (a)	Total
Cash equivalents	$17,524	$—	$—	$—	$17,524
Insurance contracts	—	42,123	—	—	42,123
Commingled funds:
U.S. equity funds	—	—	—	34,089	34,089
Non U.S. equity funds	—	—	—	29,979	29,979
U.S fixed income funds	—	—	—	21,638	21,638
Emerging market equity funds	—	—	—	9,901	9,901
Emerging market debt funds	—	—	—	31,827	31,827
Other commingled funds	—	—	—	55,302	55,302
Debt securities:
Government securities	—	35,016	—	—	35,016
U.S. corporate bonds	—	53,433	—	—	53,433
Non U.S. corporate bonds	—	11,598	—	—	11,598
Asset-backed securities	—	25,602	—	—	25,602
Mortgage-backed securities	—	31,778	—	—	31,778
Other	—	(368)	—	—	(368)
Total	$17,524	$199,182	$—	$182,736	$399,442

(a)
Based on the requirements of ASU No. 2015-07, investments measured at fair value using a NAV methodology have not been classified in the fair value hierarchy. See Note 2 for further information on the adoption of ASU No. 2015-07.

There were no assets transferred in or out of Level 3 for the years ended Dec. 31, 2016, 2015 or 2014.

Benefit Obligations — A comparison of the actuarially computed benefit obligation and plan assets for PSCo is presented in the following table:

(Thousands of Dollars)	2016	2015
Change in Projected Benefit Obligation:
Obligation at Jan. 1	$403,574	$443,753
Service cost	768	928
Interest cost	18,070	17,498
Medicare subsidy reimbursements	1,901	1,712
Plan participants’ contributions	5,376	4,961
Actuarial loss (gain)	27,355	(32,001)
Benefit payments	(35,221)	(33,277)
Obligation at Dec. 31	$421,823	$403,574

(Thousands of Dollars)	2016	2015
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$399,442	$425,282
Actual return (loss) on plan assets	18,590	(3,076)
Plan participants’ contributions	5,376	4,961
Employer contributions	5,368	5,552
Benefit payments	(35,221)	(33,277)
Fair value of plan assets at Dec. 31	$393,555	$399,442

(Thousands of Dollars)	2016	2015
Funded Status at Dec. 31:
Funded status (a)	$(28,268)	$(4,132)

(a)	Amounts are recognized in noncurrent liabilities on PSCo’s consolidated balance sheets.

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$78,359	$49,226
Prior service credit	(27,695)	(33,942)
Total	$50,664	$15,284

(Thousands of Dollars)	2016	2015
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Noncurrent regulatory assets	$50,664	$15,284

Measurement date	Dec. 31, 2016	Dec. 31, 2015

	2016	2015
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	4.13%	4.65%
Mortality table	RP 2014	RP 2014
Health care costs trend rate — initial	5.50%	6.00%

Effective Jan. 1, 2017, the initial medical trend rate was decreased from 6.0 percent to 5.5 percent. The ultimate trend assumption remained at 4.5 percent. The period until the ultimate rate is reached is two years. Xcel Energy Inc. and PSCo base the medical trend assumption on the long-term cost inflation expected in the health care market, considering the levels projected and recommended by industry experts, as well as recent actual medical cost increases experienced by the retiree medical plan.

A one-percent change in the assumed health care cost trend rate would have the following effects on PSCo:

	One-Percentage Point
(Thousands of Dollars)	Increase	Decrease
APBO	$40,100	$(34,155)
Service and interest components	1,980	(1,677)

Cash Flows — The postretirement health care plans have no funding requirements under income tax and other retirement-related regulations other than fulfilling benefit payment obligations, when claims are presented and approved under the plans. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy, which includes PSCo, contributed $17.9 million, $18.3 million and $17.1 million during 2016, 2015 and 2014, respectively, of which $5.4 million, $5.6 million and $5.5 million were attributable to PSCo. Xcel Energy expects to contribute approximately $11.8 million during 2017, of which amounts attributable to PSCo will be zero.

Plan Amendments — In 2016 and 2015 there were no plan amendments made which affected the projected benefit obligation.

Benefit Costs — The components of PSCo’s net periodic postretirement benefit costs were:

(Thousands of Dollars)	2016	2015	2014
Service cost	$768	$928	$1,915
Interest cost	18,070	17,498	23,704
Expected return on plan assets	(22,299)	(23,803)	(30,214)
Amortization of prior service credit	(6,247)	(6,247)	(6,247)
Amortization of net loss	1,931	2,475	6,434
Net periodic postretirement benefit credit	$(7,777)	$(9,149)	$(4,408)

	2016	2015	2014
Significant Assumptions Used to Measure Costs:
Discount rate	4.65%	4.08%	4.82%
Expected average long-term rate of return on assets	5.80	5.80	7.18

In addition to the benefit costs in the table above, for the postretirement health care plans sponsored by Xcel Energy Inc., costs are allocated to PSCo based on Xcel Energy Services Inc. employees’ labor costs.

Projected Benefit Payments

The following table lists PSCo’s projected benefit payments for the pension and postretirement benefit plans:

(Thousands of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2017	$79,506	$33,912	$2,140	$31,772
2018	78,738	33,652	2,266	31,386
2019	80,914	33,467	2,383	31,084
2020	81,095	33,991	2,475	31,516
2021	82,084	33,588	2,574	31,014
2022-2026	417,876	156,773	14,246	142,527

9.	Other Income, Net

Other income, net for the years ended Dec. 31 consisted of the following:

(Thousands of Dollars)	2016	2015	2014
Interest income	$1,860	$753	$1,470
Other nonoperating income	2,241	2,408	3,601
Insurance policy expense	(281)	(197)	(806)
Other nonoperating expense	(3)	—	—
Other income, net	$3,817	$2,964	$4,265

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAVs.

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

Wholesale and Commodity Trading Risk — PSCo conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas-related instruments, including derivatives.  PSCo’s risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

Commodity Derivatives — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes.  This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale, and vehicle fuel.

PSCo enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but are not designated as qualifying hedging transactions.  Changes in the fair value of non-trading commodity derivative instruments are recorded in OCI or deferred as a regulatory asset or liability.  The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.  PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the years ended Dec. 31, 2016 and 2015.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers.  Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at Dec. 31:

(Amounts in Thousands) (a)(b)	2016	2015
MWh of electricity	6,283	684
MMBtu of natural gas	42,203	12,515
Gallons of vehicle fuel	—	63

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.  At Dec. 31, 2016, six of PSCo’s 10 most significant counterparties for these activities, comprising $8.8 million or 15 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings.  Four of the 10 most significant counterparties, comprising $21.1 million or 35 percent of this credit exposure at Dec. 31, 2016, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.  Seven of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Financial Impact of Qualifying Cash Flow Hedges — The impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income, is detailed in the following table:

(Thousands of Dollars)	2016	2015	2014
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(23,836)	$(23,878)	$(23,338)
After-tax net unrealized (losses) related to derivatives accounted for as hedges	—	(30)	(72)
After-tax net realized losses (gains) on derivative transactions reclassified into earnings	1,056	72	(468)
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(22,780)	$(23,836)	$(23,878)

The following tables detail the impact of derivative activity during the years ended Dec. 31, 2016, 2015 and 2014, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Year Ended Dec. 31, 2016
	Pre-Tax Fair Value Gains Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,618	(a)	$—		$—
Vehicle fuel and other commodity	—	—	86	(b)	—		—
Total	$—	$—	$1,704		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(257)	(c)
Natural gas commodity	—	2,051	—		10,292	(d)	(5,832)	(d)
Total	$—	$2,051	$—		$10,292		$(6,089)

	Year Ended Dec. 31, 2015
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$54	(a)	$—		$—
Vehicle fuel and other commodity	(50)	—	57	(b)	—		—
Total	$(50)	$—	$111		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$364	(c)
Natural gas commodity	—	(10,635)	—		10,158	(d)	(7,620)	(d)
Total	$—	$(10,635)	$—		$10,158		$(7,256)

	Year Ended Dec. 31, 2014
	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:		Pre-Tax Gains Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$(730)	(a)	$—		$—
Vehicle fuel and other commodity	(115)	—	(25)	(b)	—		—
Total	$(115)	$—	$(755)		$—		$—
Other derivative instruments
Natural gas commodity	$—	$451	$—		$(4,631)	(d)	$(9,850)	(d)
Total	$—	$451	$—		$(4,631)		$(9,850)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

(c)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.

(d)
Amounts for the year ended Dec. 31, 2016 and Dec. 31, 2015 included $0.2 million and $1.1 million of settlement losses on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate.  Such losses for the years ended Dec. 31, 2014 were immaterial.  The remaining settlement losses for the years ended Dec. 31, 2016, 2015 and 2014 relate to natural gas operations and are recorded to cost of natural gas sold and transported.  These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2016, 2015 and 2014.  Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings.  At Dec. 31, 2016 and 2015, there were no derivative instruments in a liability position with underlying contract provisions that required the posting of collateral or settlement of outstanding contracts if the credit ratings of PSCo were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses.  These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired.  PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2016 and 2015.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2016:

	Dec. 31, 2016
	Fair Value
(Thousands of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Counterparty Netting (b)	Total
Current derivative assets
Other derivative instruments:
Commodity trading	$1,124	$5,453	$—	$6,577	$(5,137)	$1,440
Natural gas commodity	—	7,778	—	7,778	—	7,778
Total current derivative assets	$1,124	$13,231	$—	$14,355	$(5,137)	9,218
PPAs (a)						1,716
Current derivative instruments						$10,934
Noncurrent derivative assets
Other derivative instruments:
Natural gas commodity	$—	$1,652	$—	$1,652	$—	$1,652
Total noncurrent derivative assets	$—	$1,652	$—	$1,652	$—	1,652
PPAs (a)						1,746
Noncurrent derivative instruments						$3,398
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1,386	$5,357	$22	$6,765	$(5,137)	$1,628
Total current derivative liabilities	$1,386	$5,357	$22	$6,765	$(5,137)	1,628
PPAs (a)						5,160
Current derivative instruments						$6,788
Noncurrent derivative liabilities
PPAs (a)						$7,828
Noncurrent derivative instruments						$7,828

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2016. At Dec. 31, 2016, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2015.  At Dec. 31, 2015, derivative assets and liabilities include no obligations to return cash collateral of or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

There were immaterial losses recognized in earnings for level 3 commodity trading derivatives for the year ended Dec. 31, 2016. There were no changes in Level 3 recurring fair value measurements for the years ended Dec. 31, 2015 and 2014.

PSCo recognizes transfers between levels as of the beginning of each period.  There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2016, 2015 and 2014.

Fair Value of Long-Term Debt

As of Dec. 31, 2016 and 2015, other financial instruments for which the carrying amount did not equal fair value were as follows:

	2016		2015
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion (a)	$4,216,206	$4,491,570	$4,105,596	$4,376,875

(a)
Amounts reflect the classification of debt issuance costs as a deduction from the carrying amount of the related debt. See Note 2, Accounting Pronouncements for more information on the adoption of ASU No. 2015-03.

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of Dec. 31, 2016 and 2015, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

11.	Rate Matters

Pending Regulatory Proceedings — CPUC

Annual Electric Earnings Test — As part of an annual earnings test, PSCo must share with customers earnings that exceed the authorized ROE threshold of 9.83 percent for 2015 through 2017. The 2016 earnings test did not result in a material customer refund obligation as of Dec. 31, 2016. PSCo will file its 2016 earnings test with the CPUC in April 2017. The final sharing obligation will be based on the CPUC approved tariff and could vary from the current estimate.

Electric, Purchased Gas and Resource Adjustment Clauses

DSM and the DSMCA — Energy efficiency and DSM costs are recovered through a combination of the DSMCA riders and base rates. DSMCA riders are adjusted biannually to capture program costs, performance incentives, and any over- or under-recoveries are trued-up in the following year. Savings goals were 400 GWh in 2015 and 2016 with incentives awarded in the year following plan achievements. PSCo is able to earn $5 million upon reaching its annual savings goal along with an incentive on five percent of net economic benefits up to a maximum annual incentive of $30 million. For the years 2017 through 2020, the annual electric energy savings goal is 400 GWh per year with an annual spending limit of $84.3 million.

In February 2017, the CPUC approved PSCo’s 2017-2018 DSM plan:

•	A 2017 DSM electric budget of $80.4 million and a natural gas budget of $13.1 million; and

•	A 2018 DSM electric budget of $77.7 million and a natural gas budget of $12.8 million.

REC Sharing — In 2011, the CPUC approved margin sharing on stand-alone REC transactions at 10 percent to PSCo and 90 percent to customers for 2014. In 2012, the CPUC approved an annual margin sharing on the first $20 million of margins on hybrid REC trades of 80 percent to the customers and 20 percent to PSCo. Margins in excess of the $20 million are to be shared 90 percent to the customers and 10 percent to PSCo. The CPUC authorized PSCo to return to customers unspent carbon offset funds by crediting the RESA regulatory asset balance. PSCo credited to the RESA regulatory liability balance approximately $5.8 million and $5.5 million in 2016 and 2015, respectively. The cumulative credit to the RESA regulatory liability balance was $116.3 million and $110.6 million at Dec. 31, 2016 and Dec. 31, 2015, respectively. The credits include the customers’ share of REC trading margins and the unspent share of carbon offset funds. The current sharing mechanism, without modification, extends through Dec. 31, 2017.

12.	Commitments and Contingencies

Commitments

Capital Commitments — PSCo has made commitments in connection with a portion of its projected capital expenditures. PSCo’s capital commitments primarily relate to the following major projects:

Advanced Grid Intelligence and Security Initiative — PSCo is pursuing projects to update and advance its electric distribution grid to increase reliability and security standards, meet customer expectations, offer additional customer choice and control over energy usage and implement new rate structures.

Rush Creek Wind Farm — PSCo has gained approval to build, own and operate a 600 MW wind generation facility and proposed transmission line in Colorado.
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

Fuel Contracts — PSCo has entered into various long-term commitments for the purchase and delivery of a significant portion of its current coal and natural gas requirements. These contracts expire in various years between 2017 and 2060. PSCo is required to pay additional amounts depending on actual quantities shipped under these agreements.

The estimated minimum purchases for PSCo under these contracts as of Dec. 31, 2016, are as follows:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2017	$241.2	$293.6	$117.8
2018	143.1	185.7	69.0
2019	68.6	179.7	37.1
2020	48.5	184.3	36.6
2021	49.6	191.5	34.4
Thereafter	293.4	171.2	609.9
Total	$844.4	$1,206.0	$904.8

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

Included in electric fuel and purchased power expenses for PPAs, accounted for as executory contracts, were payments for capacity of $44.0 million, $69.5 million and $69.5 million in 2016, 2015 and 2014, respectively. At Dec. 31, 2016, the estimated future payments for capacity and energy that PSCo is obligated to purchase pursuant to these executory contracts, subject to availability, are as follows:

(Millions of Dollars)	Capacity	Energy (a)
2017	$24.3	$4.4
2018	20.1	—
2019	11.5	—
2020	3.0	—
2021	3.0	—
Thereafter	16.4	—
Total	$78.3	$4.4

(a)	Excludes contingent energy payments for renewable energy PPAs.

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

PSCo accounts for its Totem natural gas storage service arrangement with CIG as a capital lease. As a result, PSCo had $127.0 million and $132.9 million of capital lease obligations recorded for the arrangement as of Dec. 31, 2016 and 2015, respectively.

PSCo records amortization for its capital leases as cost of natural gas sold and transported on the consolidated statements of income. Total amortization expenses under capital lease assets were approximately $8.1 million, $8.2 million, and $7.2 million for 2016, 2015 and 2014, respectively. Following is a summary of property held under capital leases:

(Millions of Dollars)	Dec. 31, 2016	Dec. 31, 2015
Gas storage facilities	$200.5	$200.5
Gas pipeline	20.7	20.7
Property held under capital leases	221.2	221.2
Accumulated depreciation	(65.3)	(57.2)
Total property held under capital leases, net	$155.9	$164.0

The remainder of the leases, primarily for office space, railcars, generating facilities, vehicles, aircraft and power-operated equipment, are accounted for as operating leases. Total expenses under operating lease obligations were approximately $118.2 million, $130.5 million and $126.2 million for 2016, 2015 and 2014, respectively. These expenses include capacity payments for PPAs accounted for as operating leases of $102.4 million, $113.5 million and $110.1 million in 2016, 2015 and 2014, respectively, recorded to electric fuel and purchased power expenses.

Included in the future commitments under operating leases are estimated future capacity payments under PPAs that have been accounted for as operating leases in accordance with the applicable accounting guidance. Future commitments under operating and capital leases are:

(Millions of Dollars)	Operating Leases	PPA (a) (b) Operating Leases	Total Operating Leases	Capital Leases
2017	$11.0	$96.3	$107.3	$25.7
2018	10.2	96.6	106.8	25.3
2019	10.3	97.5	107.8	25.1
2020	10.3	98.4	108.7	24.9
2021	9.7	99.4	109.1	23.8
Thereafter	45.2	483.7	528.9	462.7
Total minimum obligation				587.5
Interest component of obligation				(431.6)
Present value of minimum obligation				$155.9

(a)	Amounts do not include PPAs accounted for as executory contracts.

(b)	PPA operating leases contractually expire through 2032.

Variable Interest Entities — The accounting guidance for consolidation of variable interest entities requires enterprises to consider the activities that most significantly impact an entity’s financial performance, and power to direct those activities, when determining whether an enterprise is a variable interest entity’s primary beneficiary.

PPAs — Under certain PPAs, PSCo purchases power from independent power producing entities for which PSCo is required to reimburse natural gas fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the independent power producing entity.

PSCo has determined that certain independent power producing entities are variable interest entities. PSCo is not subject to risk of loss from the operations of these entities, and no significant financial support has been, or is required to be provided other than contractual payments for energy and capacity set forth in the PPAs.

PSCo has evaluated each of these variable interest entities for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. PSCo had approximately 1,571 MW and 1,802 MW of capacity under long-term PPAs as of Dec. 31, 2016, and 2015, respectively, with entities that have been determined to be variable interest entities. These agreements have expiration dates through the year 2032.

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

MGP Sites — PSCo is currently involved in investigating and/or remediating several MGP sites where regulated materials may have been deposited. PSCo has identified two sites where former MGP activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these MGP sites, there are other parties that may have responsibility for some portion of any remediation. PSCo anticipates that the majority of the remediation at these sites will continue through at least 2017. PSCo had accrued $1.7 million for both of these sites at Dec. 31, 2016 and 2015, respectively. There may be insurance recovery and/or recovery from other PRPs that will offset any costs incurred. PSCo anticipates that any amounts spent will be fully recovered from customers.

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

Coal Ash Regulation — PSCo’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In 2015, the EPA published a final rule regulating the management and disposal of coal combustion residuals (“CCR” or coal ash) as a nonhazardous waste. In December 2016, the Water Infrastructure Improvements for the Nation Act (WIIN Act) was signed into law, which includes provisions that allow the CCR rule to be implemented through a state or federal based permit program and that give the EPA direct enforcement authority.  PSCo is in the process of evaluating whether the costs of implementing the CCR rule under the potential federal and/or state permit programs could have a material impact on the results of operations, financial position or cash flows.

In 2015, industry and environmental non-governmental organizations sought judicial review of the final CCR rule. In June 2016, the D.C. Circuit issued an order remanding and vacating certain elements of the rule as a result of partial settlements with these parties. A final court decision is anticipated in the first half of 2017. Until a final decision is reached in the case, it is uncertain whether the litigation or partial settlements will have any significant impact on results of operations, financial position or cash flows on PSCo. PSCo believes that these associated costs would be recoverable through regulatory mechanisms.

Federal Clean Water Act (CWA) Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. PSCo estimates that the capital cost to comply with the ELG rule will range from $9 million to $21 million, and could change as PSCo continues to assess alternate compliance technologies. PSCo believes that compliance costs would be recoverable through regulatory mechanisms.

Federal CWA Section 316(b) — Section 316(b) of the federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing adverse environmental impacts to aquatic species. The EPA published the final 316(b) rule in 2014. The rule prescribes technology for protecting fish that get stuck on plant intake screens (known as impingement) and describes a process for site-specific determinations by each state for sites that must protect the small aquatic organisms that pass through the intake screens into the plant cooling systems (known as entrainment). The timing of compliance with the requirements will vary from plant-to-plant since the new rule does not have a final compliance deadline. PSCo does not anticipate the cost of compliance will have a material impact on the results of operations, financial position or cash flows.

Federal CWA Waters of the United States Rule — In June 2015, the EPA and the U.S. Army Corps of Engineers published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The expansion of the term “Waters of the U.S.” will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected by June 2017.

Air
GHG Emission Standard for Existing Sources (Clean Power Plan or CPP) — In 2015, a final rule was published by the EPA for GHG emission standards for existing power plants.  Under the rule, states were required to develop implementation plans by September 2016, with the possibility of an extension to September 2018, or submit to a federal plan for the state prepared by the EPA.  Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets.  The CPP was challenged by multiple parties in the D.C. Circuit Court.  In January 2016, the D.C. Circuit Court denied requests to stay the effectiveness of the rule. In February 2016, the U.S. Supreme Court issued an order staying the final CPP rule. In September 2016, the D.C. Circuit Court heard oral arguments in the consolidated challenges to the CPP. The stay will remain in effect until the D.C. Circuit Court reaches its decision and the U.S. Supreme Court either declines to review the lower court’s decision or reaches a decision of its own. During the pendency of the stay, states are not required to submit implementation plans and the EPA will not enforce deadlines or issue a federal plan for any state. Colorado is continuing formal planning efforts.

PSCo has undertaken a number of initiatives that reduce GHG emissions and respond to state renewable and energy efficiency goals.  The CPP could require additional emission reductions in Colorado.  If the state plan does not provide credit for the investments PSCo has already made to reduce GHG emissions, or if it requires additional initiatives or emission reductions, then its requirements would potentially impose additional substantial costs.  Until PSCo has more information about a SIP or the EPA finalizes its proposed federal plan for the states that do not develop related plans, PSCo cannot predict the costs of compliance with the final rule once it takes effect.  PSCo believes compliance costs will be recoverable through regulatory mechanisms.  If PSCo’s regulators do not allow recovery of all or a part of the cost of capital investment or the O&M costs incurred to comply with the CPP or cost recovery is not provided in a timely manner, it could have a material impact on results of operations, financial position or cash flows.

Implementation of the NAAQS for SO2 — The EPA adopted a more stringent NAAQS for SO2 in 2010. The EPA is requiring states to evaluate areas in three phases. The first phase includes areas near PSCo’s Pawnee plant. The Pawnee plant recently installed an SO2 scrubber to reduce SO2 emissions. In June 2016, the EPA issued final designations which found the area near the Pawnee plant is “unclassifiable.” It is anticipated that the area near the Pawnee plant will be able to show compliance with the NAAQS through air dispersion modeling performed by the Colorado Department of Public Health and Environment.

The areas near the remaining PSCo power plants, Comanche and Hayden, which utilize scrubbers to control SO2 emissions, will be evaluated in the next designation phase, ending December 2017. In late 2016, PSCo submitted air dispersion modeling to the Colorado Department of Public Health and Environment and the EPA which demonstrated that PSCo’s Comanche and Hayden plants comply with the NAAQS. If an area is designated nonattainment in 2020, the states will need to evaluate all SO2 sources in the area. The state would then submit an implementation plan, which would be due by 2022, designed to achieve the NAAQS by 2025. PSCo cannot evaluate the impacts until the designation of nonattainment areas is made and any required state plan has been developed. PSCo believes that should SO2 control systems require upgrades for a plant, compliance costs or the costs of alternative cost-effective generation will be recoverable through regulatory mechanisms and therefore does not expect a material impact on results of operations, financial position or cash flows.

Revisions to the NAAQS for Ozone — In 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. The Denver Metropolitan Area is currently not meeting the prior ozone standard and will therefore not meet the new, more stringent, standard, however PSCo’s scheduled retirement of coal fired plants in Denver should help in any plan to mitigate non-attainment.

Asset Retirement Obligations

Recorded AROs — AROs have been recorded for property related to the following: electric production (steam, wind, other and hydro), electric distribution and transmission, natural gas production, natural gas transmission and distribution, natural gas storage, thermal and common general property. The electric production obligations include asbestos, ash-containment facilities, radiation sources, storage tanks and control panels. The asbestos recognition associated with electric production includes certain specific plants. The AROs recorded for PSCo steam and other production relate to ash-containment facilities such as bottom ash ponds, evaporation ponds and solid waste landfills. PSCo has also recorded AROs for the retirement and removal of assets at certain wind production facilities for which the land is leased and removal is required by contract.

PSCo recognized an ARO for the retirement costs of natural gas mains and lines and for the retirement of above ground gas gathering, extraction and wells related to gas storage facilities. In addition, an ARO was recognized for the removal of electric transmission and distribution equipment, which consists of many small potential obligations associated with PCBs, mineral oil, storage tanks, lithium batteries, mercury and street lighting lamps. The electric and common general AROs include small obligations related to storage tanks and radiation sources.

In April 2015, the EPA published the final rule regulating the management and disposal of coal combustion byproducts (e.g., coal ash) as a nonhazardous waste to the Federal Register. The rule became effective in October 2015. The estimated costs to comply with the final rule were incorporated into the cash flow revisions in 2015.

A reconciliation of PSCo’s AROs for the years ended Dec. 31, 2016 and 2015 is as follows:

(Thousands of Dollars)	Beginning Balance Jan. 1, 2016	Liabilities Recognized	Accretion	Cash Flow Revisions (a)	Ending Balance Dec. 31, 2016 (b)
Electric plant
Steam and other production asbestos	$38,676	$—	$1,877	$(103)	$40,450
Steam and other production ash containment	70,767	—	3,078	(1,245)	72,600
Wind production	1,992	—	19	61	2,072
Electric distribution	1,130	—	45	6,494	7,669
Other	1,054	214	46	206	1,520
Natural gas plant
Gas transmission and distribution	122,168	—	5,009	33,542	160,719
Other	3,925	—	155	—	4,080
Common and other property
Common miscellaneous	796	—	28	(371)	453
Total liability	$240,508	$214	$10,257	$38,584	$289,563

(a)
In 2016, AROs were revised for changes in estimated cash flows and the timing of those cash flows. Changes in the gas transmission and distribution AROs were mainly related to increased miles of gas mains.

(b)	There were no ARO liabilities settled during the year ended Dec. 31, 2016.

(Thousands of Dollars)	Beginning Balance Jan. 1, 2015	Accretion	Cash Flow Revisions (a)	Ending Balance Dec. 31, 2015 (b)
Electric plant
Steam and other production asbestos	$36,856	$1,820	$—	$38,676
Steam and other production ash containment	61,885	2,769	6,113	70,767
Wind production	2,095	18	(121)	1,992
Electric distribution	1,182	47	(99)	1,130
Other	1,150	46	(142)	1,054
Natural gas plant
Gas transmission and distribution	117,474	4,694	—	122,168
Other	3,886	153	(114)	3,925
Common and other property
Common miscellaneous	768	28	—	796
Total liability	$225,296	$9,575	$5,637	$240,508

(a)	In 2015, AROs were revised for changes in estimated cash flows and the timing of those cash flows. Changes in the ash containment ARO were mainly related to the final coal ash rule mentioned above.

(b)	There were no ARO liabilities recognized or settled during the year ended Dec. 31, 2015.

Indeterminate AROs — Outside of the known and recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of PSCo’s facilities, but no confirmation or measurement of the amount of asbestos or cost of removal could be determined as of Dec. 31, 2016. Therefore, an ARO has not been recorded for these facilities.

Removal Costs — PSCo records a regulatory liability for the plant removal costs of generation, transmission and distribution facilities that are recovered currently in rates. Generally, the accrual of future non-ARO removal obligations is not required. However, long-standing ratemaking practices approved by applicable state and federal regulatory commissions have allowed provisions for such costs in historical depreciation rates. These removal costs have accumulated over a number of years based on varying rates as authorized by the appropriate regulatory entities. Given the long time periods over which the amounts were accrued and the changing of rates over time, PSCo has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Removal costs as of Dec. 31, 2016 and 2015 were $367 million and $364 million, respectively.

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

Employment, Tort and Commercial Litigation

Pacific Northwest FERC Refund Proceeding — A complaint with the FERC posed that sales made in the Pacific Northwest in 2000 and 2001 through bilateral contracts were unjust and unreasonable under the Federal Power Act. The City of Seattle (the City) alleged between $34 million to $50 million in sales with PSCo were subject to refund. In 2003, the FERC terminated the proceeding, although it was later remanded back to the FERC in 2007 by the U.S. Court of Appeals for the Ninth Circuit (Ninth Circuit).

In May 2015, the FERC rejected the City’s claim that any of the sales made resulted in an excessive burden and concluded that the City failed to establish a causal link between any contracts and any claimed unlawful market activity. In February 2016, the City appealed this decision to the Ninth Circuit.

In October 2016, a settlement was reached that resolved all outstanding claims between and among the City and the respondents, including PSCo. Settlement terms required PSCo to pay the City $15,000 and the City to withdraw its pending appeal with the Ninth Circuit. These terms have been met, bringing this matter to a close.

Line Extension Disputes — In December 2015, Development Recovery Company (DRC) filed a lawsuit in Denver State Court, stating PSCo failed to award proper allowances and refunds for line extensions to new developments pursuant to the terms of electric service agreements entered into by PSCo and various developers. The dispute involves assigned interests in those claims by over fifty developers. In May 2016, the district court granted PSCo’s motion to dismiss the lawsuit, concluding that jurisdiction over this dispute resides with the CPUC. In June 2016, DRC filed a notice of appeal. The matter has been fully briefed and plaintiff has requested oral arguments. DRC also brought a proceeding before the CPUC as assignee on behalf of two developers, Ryland Homes and Richmond Homes of Colorado. In March 2016, the ALJ issued an order rejecting DRC’s claims for additional allowances and refunds. In June 2016, the ALJ’s determination was approved by the CPUC. DRC did not file a request for reconsideration before the CPUC contesting the decision, but filed an appeal in Denver District Court in August 2016. DRC filed its brief in February 2017 and PSCo’s answer brief will be due March 2017.

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

The components of regulatory assets shown on the consolidated balance sheets of PSCo at Dec. 31, 2016 and 2015 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2016		Dec. 31, 2015
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations (a)	8	Various	$27,270	$568,258	$29,260	$497,973
Recoverable deferred taxes on AFUDC recorded in plant	1	Plant lives	—	151,022	—	144,953
Depreciation differences	1	Pending rate case	15,363	90,426	14,221	99,835
Net AROs (b)	1, 12	Plant lives	—	78,050	—	62,948
Purchased power contract costs	12	Term of related contract	1,035	29,029	1,319	29,143
Conservation programs (c)	1, 11	One to two years	9,262	6,986	8,466	6,947
Losses on reacquired debt	4	Term of related debt	1,203	6,120	1,421	6,957
Contract valuation adjustments (d)	10	Term of related contract	3,444	6,082	9,376	9,526
Gas pipeline inspection costs	12	Two years	—	4,405	3,611	—
Property tax		Various	9,393	1,653	21,558	14,428
CACJA recovery rider		Less than one year	24,260	—	—	20,020
Other		Various	12,553	16,398	2,840	13,545
Total regulatory assets			$103,783	$958,429	$92,072	$906,275

(a)	Includes $4.2 million and $4.4 million of regulatory assets related to the nonqualified pension plan, of which $0.4 million is included in the current asset at Dec. 31, 2016 and 2015, respectively.

(b)	Includes amounts recorded for future recovery of AROs.

(c)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

(d)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

The components of regulatory liabilities shown on the consolidated balance sheets of PSCo at Dec. 31, 2016 and 2015 are:

(Thousands of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2016		Dec. 31, 2015
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Plant removal costs	1, 12	Plant lives	$—	$367,440	$—	$364,291
Renewable resources and environmental initiatives	11, 12	Various	3,600	67,728	3,311	40,988
Investment tax credit deferrals	1, 7	Various	—	18,797	—	20,515
Deferred income tax adjustment	1	Various	—	16,260	—	16,891
Gain from asset sales		Pending rate case	—	1,469	—	—
PSCo earnings test	11	One to two years	8,300	914	42,868	9,472
Deferred electric, natural gas and steam production costs	1	Less than one year	35,123	—	66,696	—
Conservation programs (a)	1, 11	Less than one year	24,077	—	33,460	—
Gas pipeline inspection costs	12	Less than one year	5,108	—	1,140	4,273
Low income discount program		Less than one year	881	—	1,393	—
Other		Various	24,021	40,325	3,955	14,991
Total regulatory liabilities (b)			$101,110	$512,933	$152,823	$471,421

(a)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

(b)	Revenue subject to refund of $2.4 million and $9.1 million for 2016 and 2015, respectively, is included in other current liabilities.

At Dec. 31, 2016 and 2015, approximately $28 million and $54 million of PSCo’s regulatory assets represented past expenditures not currently earning a return, respectively. This amount primarily includes certain expenditures associated with renewable resources and environmental initiatives.

14.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31, 2016 and 2015 were as follows:

	Year Ended Dec. 31, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(23,836)	$—	$(23,836)
Other comprehensive loss before reclassifications	—	(223)	(223)
Losses reclassified from net accumulated other comprehensive loss	1,056	3	1,059
Net current period other comprehensive income (loss)	1,056	(220)	836
Accumulated other comprehensive loss at Dec. 31	$(22,780)	$(220)	$(23,000)

Year Ended Dec. 31, 2015
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges
Accumulated other comprehensive loss at Jan. 1	$(23,878)
Other comprehensive loss before reclassifications	(30)
Losses reclassified from net accumulated other comprehensive loss	72
Net current period other comprehensive income	42
Accumulated other comprehensive loss at Dec. 31	$(23,836)

Reclassifications from accumulated other comprehensive loss for the years ended Dec. 31, 2016 and 2015 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Year Ended Dec. 31, 2016		Year Ended Dec. 31, 2015
Losses (gains) on cash flow hedges:
Interest rate derivatives	$1,618	(a)	$54	(a)
Vehicle fuel derivatives	86	(b)	57	(b)
Total, pre-tax	1,704		111
Tax benefit	(648)		(39)
Total, net of tax	1,056		72
Defined benefit pension and postretirement losses (gains):
Amortization of net losses	5	(c)	—
Total, pre-tax	5		—
Tax benefit	(2)		—
Total, net of tax	3		—
Total amounts reclassified, net of tax	$1,059		$72

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 8 for details regarding these benefit plans.

15.	Segments and Related Information

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

The accounting policies of the segments are the same as those described in Note 1.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2016
Operating revenues (a)	$3,049,352	$957,721	$40,723	$—	$4,047,796
Intersegment revenues	275	110	—	(385)	—
Total revenues	$3,049,627	$957,831	$40,723	$(385)	$4,047,796

Depreciation and amortization	$337,583	$101,663	$4,309	$—	$443,555
Interest charges and financing costs	136,274	37,881	431	—	174,586
Income tax expense (benefit)	228,825	45,960	(867)	—	273,918
Net income	383,973	75,426	4,092	—	463,491

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2015
Operating revenues (a)	$3,115,257	$1,006,666	$41,590	$—	$4,163,513
Intersegment revenues	301	67	—	(368)	—
Total revenues	$3,115,558	$1,006,733	$41,590	$(368)	$4,163,513

Depreciation and amortization	$311,122	$96,384	$4,161	$—	$411,667
Interest charges and financing costs	136,397	34,935	576	—	171,908
Income tax expense (benefit)	234,873	44,192	(625)	—	278,440
Net income	391,257	74,267	1,278	—	466,802

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
2014
Operating revenues (a)	$3,125,937	$1,215,324	$41,888	$—	$4,383,149
Intersegment revenues	339	180	—	(519)	—
Total revenues	$3,126,276	$1,215,504	$41,888	$(519)	$4,383,149

Depreciation and amortization	$285,968	$89,186	$4,048	$—	$379,202
Interest charges and financing costs	124,118	29,987	535	—	154,640
Income tax expense (benefit)	208,095	50,874	(15,378)	—	243,591
Net income	349,793	84,324	21,071	—	455,188

(a)
Operating revenues include $13 million, $13 million and $14 million of intercompany revenue for the years ended Dec. 31, 2016, 2015 and 2014, respectively. See Note 16 for further discussion of related party transactions by reportable segment.

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

Xcel Energy Inc., NSP-Minnesota, PSCo and SPS have established a utility money pool arrangement. See Note 4 for further discussion.

The table below contains significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Thousands of Dollars)	2016	2015	2014
Operating revenues:
Electric	$8,809	$8,632	$9,614
Other	4,525	4,441	4,441
Operating expenses:
Purchased power	56	—	23
Other operating expenses — paid to Xcel Energy Services Inc.	446,086	414,620	454,250
Interest expense	149	211	158
Interest income	—	45	61

Accounts receivable and payable with affiliates at Dec. 31 were:

	2016		2015
(Thousands of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$7,669	$—	$4,419	$—
NSP-Wisconsin	974	—	71	—
SPS	745	—	414	—
Other subsidiaries of Xcel Energy Inc.	33	98,797	5	76,643
	$9,421	$98,797	$4,909	$76,643

17.	Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Thousands of Dollars)	March 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016
Operating revenues	$1,057,841	$909,852	$1,059,177	$1,020,926
Operating income	223,190	180,629	315,605	170,197
Net income	115,874	87,344	173,607	86,666

	Quarter Ended
(Thousands of Dollars)	March 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015
Operating revenues	$1,135,450	$952,521	$1,044,704	$1,030,838
Operating income	215,400	195,176	315,174	173,951
Net income	110,966	98,500	173,081	84,255

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

Internal Control Over Financial Reporting

No change in PSCo’s internal control over financial reporting has occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, PSCo’s internal control over financial reporting.  PSCo maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting.  PSCo has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.  During the year and in preparation for issuing its report for the year ended Dec. 31, 2016 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, PSCo conducted testing and monitoring of its internal control over financial reporting.  Based on the control evaluation, testing and remediation performed, PSCo did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board and as approved by the SEC and as indicated in Management Report on Internal Controls herein.

In 2016, PSCo implemented the general ledger modules of a new enterprise resource planning system to improve certain financial and related transaction processes. PSCo plans to initiate deployment of work management systems modules, including the conversion of existing work management systems, to this same system during 2017. In connection with this ongoing implementation, PSCo is updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting systems. PSCo does not believe that this implementation will have an adverse effect on its internal control over financial reporting.

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

Item 10 — Directors, Executive Officers and Corporate Governance

Item 11 — Executive Compensation

Item 12 — Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Item 13 — Certain Relationships and Related Transactions, and Director Independence

Information required under this Item is contained in Xcel Energy Inc.’s Proxy Statement for its 2017 Annual Meeting of Shareholders, which is incorporated by reference.

Item 14 — Principal Accountant Fees and Services

The information required by Item 14 of From 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2017 Annual Meeting of Stockholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 4, 2017. Such information set forth under such heading is incorporated herein by this reference hereto.

PART IV

Item 15 — Exhibits, Financial Statement Schedules

1.	Consolidated Financial Statements:

Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2016.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2016, 2015, and 2014.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2016, 2015, and 2014.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2016, 2015, and 2014.
Consolidated Balance Sheets — As of Dec. 31, 2016 and 2015.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2016, 2015 and 2014.
Consolidated Statements of Capitalization — As of Dec. 31, 2016 and 2015.

2.	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2016, 2015, and 2014.
3.	Exhibits

*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors
[t]	Certain portions of this agreement have been omitted pursuant to a request for confidential treatment and have been filed separately with the SEC.

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

4.13*
Supplemental Indenture dated as of May 1, 2015 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 2.90 percent First Mortgage Bonds, Series No. 28 due 2025. (Exhibit 4.01 to Form 8-K of PSCo dated May 12, 2015 (file no. 001-03280)).

4.14*
Supplemental Indenture dated as of June 1, 2016 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 3.55 percent First Mortgage Bonds, Series No. 29 due 2046. (Exhibit 4.01 to Form 8-K of PSCo dated June 13, 2016 (file no. 001-03280)).

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

10.14*+
Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011 (Appendix A to the Xcel Energy Definitive Proxy Statement (file no. 001-03034) filed Apr. 5, 2011).

10.15*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.07 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2008).
10.16*+
First Amendment effective Nov. 29, 2011 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.17 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.17*+
Second Amendment dated Oct. 26, 2011 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.18 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2011).

10.18*+
First Amendment dated Feb. 20, 2013 to the Xcel Energy Inc. Executive Annual Incentive Award Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.19*+
Fourth Amendment dated Feb. 20, 2013 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.02 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended March 31, 2013).

10.20*+
First Amendment dated May 21, 2013 to the Xcel Energy Inc. 2005 Long-Term Incentive Plan (as amended and restated effective Feb. 17, 2010) (Exhibit 10.21 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.21*+
Second Amendment dated May 21, 2013 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.22 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).

10.22*+	Xcel Energy Inc. 2005 Long-Term Incentive Plan Form of Long-Term Incentive Award Agreement (Exhibit 10.23 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2013).
10.23*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan (incorporated by reference to Appendix B to Schedule 14A, Definitive Proxy Statement to Xcel Energy Inc. (file no. 001-03034) dated April 6, 2015).
10.24*+
Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. (As First Effective May 20, 2015) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.02 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.25*+
Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.03 to Form 8-K of Xcel Energy, dated May 26, 2015 (file no. 001-03034).

10.26*+	Xcel Energy Inc. 2015 Omnibus Incentive Plan Form of Award Agreement. (Exhibit 10.28 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).
10.27*+
Xcel Energy Inc. Executive Annual Incentive Award Sub-plan pursuant to the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.29 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2015).

10.28*+
Fifth Amendment dated May 3, 2016 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended June 30, 2016).

10.29*
Second Amended and Restated Credit Agreement, dated as of June 20, 2016 among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, and Wells Fargo Bank, National Association and The Bank of Tokyo-Mitsubishi UFJ, Ltd., as Documentation Agents. (Exhibit 99.03 to Form 8-K of Xcel Energy dated June 20, 2016 (file no. 001-03034)).

10.30*+
Third Amendment dated Sept. 30, 2016 to the Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement) (Exhibit 10.01 to Form 10-Q of Xcel Energy (file no. 001-03034) for the quarter ended Sept. 30, 2016).

10.31*+
Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement and Award Terms and Conditions (Restricted Stock Units and Performance Share Units) under the Xcel Energy Inc. 2015 Omnibus Incentive Plan. (Exhibit 10.33 to Form 10-K of Xcel Energy (file no. 001-03034) for the year ended Dec. 31, 2016).

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

SCHEDULE II

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
VALUATION AND QUALIFYING ACCOUNTS
YEARS ENDED DEC. 31, 2016, 2015 AND 2014
(amounts in thousands)

		Additions
	Balance at Jan. 1	Charged to Costs and Expenses	Charged to Other Accounts(a)	Deductions from Reserves(b)	Balance at Dec. 31
Allowance for bad debts:
2016	$20,122	$14,121	$4,447	$19,078	$19,612
2015	23,122	13,052	5,175	21,227	20,122
2014	22,505	17,005	6,240	22,628	23,122

(a)	Recovery of amounts previously written off.

(b)	Deductions relate primarily to bad debt write-offs.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF COLORADO

Feb. 24, 2017	/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ BEN FOWKE	/s/ DAVID L. EVES
Ben Fowke	David L. Eves
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ ROBERT C. FRENZEL	/s/ JEFFREY S. SAVAGE
Robert C. Frenzel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ MARVIN E. MCDANIEL, JR.
Marvin E. McDaniel, Jr.
Director

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT

PSCo has not sent, and does not expect to send, an annual report or proxy statement to its security holder.