Form 10-Q
period 2017-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2017-04-28
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
(Do not check if smaller reporting company)	Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 28, 2017
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4 —	Controls and Procedures	25

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings	26
Item 1A —	Risk Factors	26
Item 6 —	Exhibits	26

SIGNATURES		27

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2017	2016
Operating revenues
Electric	$711,388	$717,462
Natural gas	356,136	328,494
Steam and other	13,010	11,885
Total operating revenues	1,080,534	1,057,841

Operating expenses
Electric fuel and purchased power	288,827	295,930
Cost of natural gas sold and transported	196,402	168,476
Cost of sales — steam and other	4,386	3,781
Operating and maintenance expenses	185,601	178,386
Demand side management program expenses	28,104	27,723
Depreciation and amortization	114,994	108,881
Taxes (other than income taxes)	49,798	51,474
Total operating expenses	868,112	834,651

Operating income	212,422	223,190

Other income, net	3,717	449
Allowance for funds used during construction — equity	4,608	4,318

Interest charges and financing costs
Interest charges — includes other financing costs of $1,521 and $1,739, respectively	45,882	45,748
Allowance for funds used during construction — debt	(1,906)	(1,610)
Total interest charges and financing costs	43,976	44,138

Income before income taxes	176,771	183,819
Income taxes	65,225	67,945
Net income	$111,546	$115,874

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2017	2016
Net income	$111,546	$115,874

Other comprehensive income (loss)

Pension and retiree medical benefits:
Amortization of losses (gains) included in net periodic benefit cost, net of tax of $1 and $135, respectively	1	(219)

Derivative instruments:
Net fair value increase, net of tax of $0, and $(1), respectively	—	(2)
Reclassification of losses to net income, net of tax of $152 and $163, respectively	246	264

Other comprehensive income	247	43
Comprehensive income	$111,793	$115,917

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2017	2016
Operating activities
Net income	$111,546	$115,874
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	115,803	109,715
Demand side management program amortization	336	733
Deferred income taxes	61,726	64,562
Amortization of investment tax credits	(701)	(701)
Allowance for equity funds used during construction	(4,608)	(4,318)
Net realized and unrealized hedging and derivative transactions	1,679	2,782
Other	—	(388)
Changes in operating assets and liabilities:
Accounts receivable	1,086	39,022
Accrued unbilled revenues	91,100	80,374
Inventories	43,667	40,165
Prepayments and other	659	76,646
Accounts payable	(65,886)	(32,194)
Net regulatory assets and liabilities	14,345	(27,163)
Other current liabilities	17,860	15,458
Pension and other employee benefit obligations	(16,506)	(16,318)
Change in other noncurrent assets	936	595
Change in other noncurrent liabilities	479	(7,944)
Net cash provided by operating activities	373,521	456,900

Investing activities
Utility capital/construction expenditures	(272,927)	(238,635)
Allowance for equity funds used during construction	4,608	4,318
Investments in utility money pool arrangement	(38,000)	(314,000)
Repayments from utility money pool arrangement	38,000	221,000
Other	—	683
Net cash used in investing activities	(268,319)	(326,634)

Financing activities
Repayments of short-term borrowings, net	(98,000)	(14,000)
Borrowings under utility money pool arrangement	40,000	—
Repayments under utility money pool arrangement	(40,000)	—
Capital contributions from (to) parent	67,475	(31,162)
Dividends paid to parent	(74,208)	(83,374)
Other	(110)	—
Net cash used in financing activities	(104,843)	(128,536)

Net change in cash and cash equivalents	359	1,730
Cash and cash equivalents at beginning of period	5,926	3,585
Cash and cash equivalents at end of period	$6,285	$5,315

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(61,252)	$(65,225)
Cash (paid) received for income taxes, net	(4,804)	74,941
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$69,885	$68,817

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$6,285	$5,926
Accounts receivable, net	301,413	304,900
Accounts receivable from affiliates	12,189	9,421
Accrued unbilled revenues	205,978	297,078
Inventories	161,723	202,220
Regulatory assets	85,609	103,783
Derivative instruments	5,416	10,934
Prepayments and other	33,900	34,559
Total current assets	812,513	968,821

Property, plant and equipment, net	13,013,418	12,849,799

Other assets
Regulatory assets	959,308	958,429
Derivative instruments	1,317	3,398
Other	25,042	25,637
Total other assets	985,667	987,464
Total assets	$14,811,598	$14,806,084

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$5,263	$5,270
Short-term debt	31,000	129,000
Accounts payable	310,260	376,186
Accounts payable to affiliates	45,201	98,797
Regulatory liabilities	90,896	101,110
Taxes accrued	215,408	171,862
Accrued interest	29,947	48,619
Dividends payable to parent	87,104	74,208
Derivative instruments	6,005	6,788
Other	64,648	73,022
Total current liabilities	885,732	1,084,862

Deferred credits and other liabilities
Deferred income taxes	2,953,865	2,889,129
Deferred investment tax credits	29,960	30,661
Regulatory liabilities	521,785	512,933
Asset retirement obligations	292,589	289,563
Derivative instruments	6,538	7,828
Pension and employee benefit obligations	269,345	285,774
Other	222,204	224,943
Total deferred credits and other liabilities	4,296,286	4,240,831

Commitments and contingencies
Capitalization
Long-term debt	4,210,435	4,210,936
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at March 31, 2017 and Dec. 31, 2016, respectively	—	—
Additional paid in capital	3,758,217	3,633,216
Retained earnings	1,683,681	1,659,239
Accumulated other comprehensive loss	(22,753)	(23,000)
Total common stockholders’ equity	5,419,145	5,269,455
Total liabilities and equity	$14,811,598	$14,806,084

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of March 31, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2017 and 2016; and its cash flows for the three months ended March 31, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2017 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Revenue Recognition — In May 2014, the Financial Accounting Standards Board (FASB) issued Revenue from Contracts with Customers, Topic 606 (Accounting Standards Update (ASU) No. 2014-09), which provides a new framework for the recognition of revenue. PSCo expects its adoption will result in increased disclosures regarding revenue, cash flows and obligations related to arrangements with customers, as well as separate presentation of alternative revenue programs. PSCo has not yet fully determined the impacts of adoption for several aspects of the standard, including a determination whether and how much an evaluation of the collectability of regulated electric and gas revenues will impact the amounts of revenue recognized upon delivery. PSCo currently expects to implement the standard on a modified retrospective basis, which requires application to contracts with customers effective Jan. 1, 2018, with the cumulative impact on contracts not yet completed as of Dec. 31, 2017 recognized as an adjustment to the opening balance of retained earnings.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities, and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. PSCo expects that the overall impacts of the Jan. 1, 2018 adoption will not be material.

Leases — In February 2016, the FASB issued Leases, Topic 842 (ASU No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. PSCo has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard. As such, agreements entered prior to Jan. 1, 2017 that are currently considered leases are expected to be recognized on the consolidated balance sheet, including contracts for use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for natural gas-fueled generating facilities. PSCo expects that similar agreements entered after Dec. 31, 2016 will generally qualify as leases under the new standard, but has not yet completed its evaluation of certain other contracts, including arrangements for the secondary use of assets, such as land easements.

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. PSCo has not yet fully determined the impacts of adoption of the standard, but expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment, and that the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Accounts receivable, net
Accounts receivable	$321,506	$324,512
Less allowance for bad debts	(20,093)	(19,612)
	$301,413	$304,900

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$72,427	$66,161
Fuel	53,769	66,429
Natural gas	35,527	69,630
	$161,723	$202,220

(Thousands of Dollars)	March 31, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$12,363,931	$12,304,436
Natural gas plant	3,748,344	3,710,772
Common and other property	937,353	919,955
Plant to be retired (a)	22,202	31,839
Construction work in progress	583,846	484,340
Total property, plant and equipment	17,655,676	17,451,342
Less accumulated depreciation	(4,642,258)	(4,601,543)
	$13,013,418	$12,849,799

(a)
In the fourth quarter of 2017, PSCo expects to both early retire Valmont Unit 5 and convert Cherokee Unit 4 from a coal-fueled generating facility to natural gas. PSCo also expects Craig Unit 1 to be early retired in approximately 2025.  Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. As of March 31, 2017, the IRS had proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In the fourth quarter of 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2016 the IRS audit team and Xcel Energy presented their case to Appeals; however, the outcome and timing of a resolution is uncertain. The statute of limitations applicable to Xcel Energy’s 2009 through 2011 federal income tax returns, following extensions, expires in December 2017. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of the IRS’s proposed adjustment of the carryback claims. PSCo is not expected to accrue any income tax expense related to this adjustment.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the first quarter of 2017, the IRS proposed an adjustment to tax years 2012 and 2013 that could have impacted Xcel Energy’s net operating loss (NOL) and tax credit carryforwards and effective tax rate (ETR). After additional review, the IRS withdrew their proposed adjustment. As of March 31, 2017, the IRS had not proposed any other material adjustments to tax years 2012 and 2013.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2017, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

Unrecognized Tax Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would impact the timing of cash payment to the taxing authority.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$3.0	$2.9
Unrecognized tax benefit — Temporary tax positions	17.3	16.8
Total unrecognized tax benefit	$20.3	$19.7

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(6.2)	$(5.8)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals and audit progress and state audits resume. As the IRS Appeals and audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $11 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	March 31, 2017	Dec. 31, 2016
Payable for interest related to unrecognized tax benefits at beginning of period	$(1.1)	$(0.4)
Interest expense related to unrecognized tax benefits recorded during the period	(0.2)	(0.7)
Payable for interest related to unrecognized tax benefits at end of period	$(1.3)	$(1.1)

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Recently Concluded Regulatory Proceeding — Colorado Public Utilities Commission (CPUC)

Annual Electric Earnings Test — PSCo must share with customers earnings that exceed the authorized return on equity (ROE) of 9.83 percent for 2015 through 2017, as part of an annual earnings test. The 2016 earnings test did not result in a material customer refund obligation as of Dec. 31, 2016. PSCo filed its 2016 earnings test with the CPUC in April 2017. The final sharing obligation will be based on the CPUC approved tariff and could vary from the current estimate.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 11 and 12 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of commitments and contingent liabilities, and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

PPAs

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

PSCo had approximately 1,571 megawatts (MW) of capacity under long-term PPAs as of March 31, 2017 and Dec. 31, 2016, with entities that have been determined to be variable interest entities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2032.

Environmental Contingencies

Manufactured Gas Plant (MGP) Sites — PSCo is currently involved in investigating and/or remediating MGP sites. PSCo has identified two sites where former MGP disposal activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these sites, there may be parties that have responsibility for some portion of any remediation. PSCo anticipates that the majority of the investigation or remediation at these sites will continue through at least 2018. PSCo had accrued $1.7 million for these sites at March 31, 2017 and Dec. 31, 2016, respectively. There may be insurance recovery and/or recovery from other PRPs to offset any costs incurred. PSCo anticipates that any significant amounts incurred will be recovered from customers.

Environmental Requirements

Water and Waste
Federal Clean Water Act (CWA) Waters of the United States Rule — In 2015, the EPA and the U.S. Army Corps of Engineers (Corps) published a final rule that significantly expands the types of water bodies regulated under the CWA and broadens the scope of waters subject to federal jurisdiction. The final rule will subject more utility projects to federal CWA jurisdiction, thereby potentially delaying the siting of new generation projects, pipelines, transmission lines and distribution lines, as well as increasing project costs and expanding permitting and reporting requirements. In October 2015, the U.S. Court of Appeals for the Sixth Circuit issued a nationwide stay of the final rule and subsequently ruled that it, rather than the federal district courts, had jurisdiction over challenges to the rule.  In January 2017, the U.S. Supreme Court agreed to resolve the dispute as to which court should hear challenges to the rule. A ruling is expected by the end of 2017.

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. The executive order directs the agencies to consider interpreting the term “Waters of the U.S.” in a manner that is more narrow than the final rule. In March 2017, the EPA and the Corps published formal notice of the agencies’ intent to review the final rule and engage in further rulemaking.

Federal CWA Effluent Limitations Guidelines (ELG) — In 2015, the EPA issued a final ELG rule for power plants that use coal, natural gas, oil or nuclear materials as fuel and discharge treated effluent to surface waters as well as utility-owned landfills that receive coal combustion residuals. PSCo estimates that the capital cost to comply with the ELG rule for Colorado will range from $21 million to $32 million.  PSCo believes that compliance costs would be recoverable through regulatory mechanisms. Consolidated challenges to the rule are being heard by the Fifth Circuit Court of Appeals.  On April 12, 2017, the EPA issued an administrative stay to delay the ELG rule’s compliance deadlines during the pendency of the ongoing litigation in order to give the agency the opportunity to reconsider and review the rule.

Air
Greenhouse Gas (GHG) Emission Standard for Existing Sources (Clean Power Plan or CPP) — In 2015, the EPA issued its final rule for existing power plants.  Among other things, the rule requires that state plans include enforceable measures to ensure emissions from existing power plants achieve the EPA’s state-specific interim (2022-2029) and final (2030 and thereafter) emission performance targets.

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. Parties in the litigation, who support the CPP, have filed briefs opposing the EPA’s motion. A court ruling on the EPA’s motion is expected in the second quarter of 2017.

PSCo has undertaken a number of initiatives that reduce GHG emissions and respond to state renewable and energy efficiency goals.  The CPP could require additional emission reductions in Colorado.  If the state plan does not provide credit for the investments PSCo has already made to reduce GHG emissions, or if it requires additional initiatives or emission reductions, then its requirements would potentially impose additional substantial costs.  PSCo cannot predict the costs of compliance with the final rule once it takes effect due to uncertainty about what, if anything, the final rules may require.  PSCo believes compliance costs will be recoverable through regulatory mechanisms.  If PSCo’s regulators do not allow recovery of all or a part of the cost of capital investment or the operating and maintenance (O&M) costs incurred to comply with the CPP or cost recovery is not provided in a timely manner, it could have a material impact on results of operations, financial position or cash flows.

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

Employment, Tort and Commercial Litigation

Line Extension Disputes — In December 2015, Development Recovery Company (DRC) filed a lawsuit in Denver State Court, stating PSCo failed to award proper allowances and refunds for line extensions to new developments pursuant to the terms of electric service agreements entered into by PSCo and various developers. The dispute involves assigned interests in those claims by over fifty developers. In May 2016, the district court granted PSCo’s motion to dismiss the lawsuit, concluding that jurisdiction over this dispute resides with the CPUC. In June 2016, DRC filed a notice of appeal. The matter has been fully briefed and plaintiff has requested oral arguments. DRC also brought a proceeding before the CPUC as assignee on behalf of two developers, Ryland Homes and Richmond Homes of Colorado. In March 2016, the Administrative Law Judge (ALJ) issued an order rejecting DRC’s claims for additional allowances and refunds. In June 2016, the ALJ’s determination was approved by the CPUC. DRC did not file a request for reconsideration before the CPUC contesting the decision, but filed an appeal in Denver District Court in August 2016. DRC filed its brief in February 2017 and PSCo’s answer brief was filed in March 2017.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	1	21
Maximum amount outstanding	20	141
Weighted average interest rate, computed on a daily basis	0.92%	0.73%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$700	$700
Amount outstanding at period end	31	129
Average amount outstanding	109	24
Maximum amount outstanding	268	154
Weighted average interest rate, computed on a daily basis	0.97%	0.70%
Weighted average interest rate at period end	1.10	0.95

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At each of March 31, 2017 and Dec. 31, 2016, there were $3 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2017, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$34	$666

(a)    This credit facility matures in June 2021.
(b)    Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at March 31, 2017 and Dec. 31, 2016.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted net asset value (NAV).

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

At March 31, 2017, accumulated other comprehensive losses related to interest rate derivatives included $1.0 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

Wholesale and Commodity Trading Risk — PSCo conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas related instruments, including derivatives. PSCo’s risk management policy allows management to conduct these activities within guidelines and limitations as approved by its risk management committee, which is made up of management personnel not directly involved in the activities governed by this policy.

Commodity Derivatives — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale, and vehicle fuel.

PSCo enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2016.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at March 31, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)(b)	March 31, 2017	Dec. 31, 2016
Megawatt hours of electricity	9,023	6,283
Million British thermal units of natural gas	15,073	42,203

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three months ended March 31, 2017 and 2016, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended March 31, 2017
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$398	(a)	$—		$—
Total	$—	$—	$398		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$379	(c)
Natural gas commodity	—	(5,387)	—		282	(d)	(2,990)	(d)
Total	$—	$(5,387)	$—		$282		$(2,611)

	Three Months Ended March 31, 2016
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$402	(a)	$—		$—
Vehicle fuel and other commodity	(3)	—	25	(b)	—		—
Total	$(3)	$—	$427		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$17	(c)
Natural gas commodity	—	(1,949)	—		7,736	(d)	(3,261)	(d)
Total	$—	$(1,949)	$—		$7,736		$(3,244)

(a)	Recorded to interest charges.

(b)	Recorded to operating and maintenance (O&M) expenses.

(c)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(d)
Amounts for the three months ended March 31, 2017 and 2016, included $0.9 million of settlement gains and immaterial settlement losses, respectively, on derivatives entered to mitigate natural gas price risk for electric generation, recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The remaining derivative settlement gains and losses for the three months ended March 31, 2017 and 2016 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2017 and 2016. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At March 31, 2017, five of PSCo’s 10 most significant counterparties for these activities, comprising $5.8 million or 9 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Four of the 10 most significant counterparties, comprising $24.4 million or 39 percent of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $2.6 million or 4 percent of this credit exposure, had credit quality less than investment grade, based on ratings from external analysis. Eight of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those recorded to the consolidated balance sheet at fair value, as well as those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings. At March 31, 2017 and Dec. 31, 2016, there were no derivative instruments in a liability position with underlying contract provisions that required the posting of collateral or settlement of outstanding contracts if the credit ratings of PSCo were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2017 and Dec. 31, 2016.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at March 31, 2017:

	March 31, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$692	$7,543	$—	$8,235	$(5,868)	$2,367
Natural gas commodity	—	1,334	—	1,334	—	1,334
Total current derivative assets	$692	$8,877	$—	$9,569	$(5,868)	3,701
PPAs (a)						1,715
Current derivative instruments						$5,416
Noncurrent derivative assets
PPAs (a)						$1,317
Noncurrent derivative instruments						$1,317
Current derivative liabilities
Other derivative instruments:
Commodity trading	$447	$7,038	$—	$7,485	$(6,639)	$846
Total current derivative liabilities	$447	$7,038	$—	$7,485	$(6,639)	846
PPAs (a)						5,159
Current derivative instruments						$6,005
Noncurrent derivative liabilities
PPAs (a)						$6,538
Noncurrent derivative instruments						$6,538

(a)
During 2006, PSCo qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2017. At March 31, 2017, derivative assets and liabilities include no obligations to return cash collateral and the rights to reclaim cash collateral of $0.8 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2016:

	Dec. 31, 2016
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$1,124	$5,453	$—	$6,577	$(5,137)	$1,440
Natural gas commodity	—	7,778	—	7,778	—	7,778
Total current derivative assets	$1,124	$13,231	$—	$14,355	$(5,137)	9,218
PPAs (a)						1,716
Current derivative instruments						$10,934
Noncurrent derivative assets
Other derivative instruments:
Natural gas commodity	$—	$1,652	$—	$1,652	$—	$1,652
Total noncurrent derivative assets	$—	$1,652	$—	$1,652	$—	1,652
PPAs (a)						$1,746
Noncurrent derivative instruments						$3,398
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1,386	$5,357	$22	$6,765	$(5,137)	$1,628
Total current derivative liabilities	$1,386	$5,357	$22	$6,765	$(5,137)	1,628
PPAs (a)						5,160
Current derivative instruments						$6,788
Noncurrent derivative liabilities
PPAs (a)						$7,828
Noncurrent derivative instruments						$7,828

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

There were immaterial gains and losses recognized in earnings for level 3 commodity trading derivatives recognized in the three months ended March 31, 2017. There were no changes in Level 3 recurring fair value measurements for the three months ended March 31, 2016.

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2017 and 2016.

Fair Value of Long-Term Debt

As of March 31, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,215,698	$4,479,097	$4,216,206	$4,491,570

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2017 and Dec. 31, 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2017	2016
Interest income	$375	$141
Other nonoperating income	3,431	333
Insurance policy expense	(79)	(25)
Other nonoperating expense	(10)	—
Other income, net	$3,717	$449

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2017
Operating revenues (a)(b)	$711,388	$356,136	$13,010	$—	$1,080,534
Intersegment revenues	92	56	—	(148)	—
Total revenues	$711,480	$356,192	$13,010	$(148)	$1,080,534
Net income	$76,144	$34,483	$919	$—	$111,546

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2016
Operating revenues (a)(b)	$717,462	$328,494	$11,885	$—	$1,057,841
Intersegment revenues	81	45	—	(126)	—
Total revenues	$717,543	$328,539	$11,885	$(126)	$1,057,841
Net income	$72,536	$40,890	$2,448	$—	$115,874
(a)    Operating revenues include $2 million of affiliate electric revenue for the three months ended March 31, 2017 and 2016.
(b)    Operating revenues include $1 million of other affiliate revenue for the three months ended March 31, 2017 and 2016.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,820	$6,466	$192	$192
Interest cost	12,640	13,849	4,191	4,518
Expected return on plan assets	(17,134)	(17,692)	(5,476)	(5,575)
Amortization of prior service credit	(803)	(807)	(1,562)	(1,562)
Amortization of net loss	7,089	6,693	961	483
Net periodic benefit cost (credit)	8,612	8,509	(1,694)	(1,944)
Credits not recognized due to the effects of regulation	736	766	—	—
Net benefit cost (credit) recognized for financial reporting	$9,348	$9,275	$(1,694)	$(1,944)

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $16.8 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2017.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2017 and 2016 were as follows:

	Three Months Ended March 31, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(22,780)	$(220)	$(23,000)
Losses reclassified from net accumulated other comprehensive loss	246	1	247
Net current period other comprehensive income	246	1	247
Accumulated other comprehensive loss at March 31	$(22,534)	$(219)	$(22,753)

	Three Months Ended March 31, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(23,836)	$—	$(23,836)
Other comprehensive loss before reclassifications	(2)	(219)	(221)
Losses reclassified from net accumulated other comprehensive loss	264	—	264
Net current period other comprehensive loss	262	(219)	43
Accumulated other comprehensive loss at March 31	$(23,574)	$(219)	$(23,793)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2017		Three Months Ended March 31, 2016
Losses on cash flow hedges:
Interest rate derivatives	$398	(a)	$402	(a)
Vehicle fuel derivatives	—	(b)	25	(b)
Total, pre-tax	398		427
Tax benefit	(152)		(163)
Total, net of tax	$246		$264
Defined benefit pension and postretirement losses:
Amortization of net loss	$2	(c)	$—
Total, pre-tax	2		—
Tax benefit	(1)		—
Total, net of tax	1		—
Total amounts reclassified, net of tax	$247		$264

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements are intended to be identified in this document by the words “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2016 and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

Results of Operations

PSCo’s net income was approximately $111.5 million for the first quarter of 2017, compared with approximately $115.9 million for 2016. The decrease is primarily due to higher O&M expenses and depreciation.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Electric revenues	$711	$717
Electric fuel and purchased power	(289)	(296)
Electric margin	$422	$421

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2017 vs. 2016
Fuel and purchased power cost recovery	$(10)
Non-fuel riders	2
Other, net	2
Total decrease in electric revenues	$(6)

Electric Margin

(Millions of Dollars)	2017 vs. 2016
Non-fuel riders	$2
Other, net	(1)
Total increase in electric margin	$1

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2017	2016
Natural gas revenues	$356	$328
Cost of natural gas sold and transported	(196)	(168)
Natural gas margin	$160	$160

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2017 vs. 2016
Purchased natural gas adjustment clause recovery	$28
Infrastructure and integrity rider	6
Estimated impact of weather	(3)
Retail rate decrease, net of refund	(3)
Total increase in natural gas revenues	$28

Natural Gas Margin

(Millions of Dollars)	2017 vs. 2016
Infrastructure and integrity rider	$6
Retail rate decrease, net of refund (a)	(3)
Estimated impact of weather	(3)
Total change in natural gas margin	$—
(a) Decrease is primarily due to interim rate refunds in Colorado.

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased $7.2 million, or 4.0 percent, for the first quarter of 2017 compared with 2016. The increase was driven by higher employee benefit costs and the timing of planned maintenance and overhauls, partially offset by savings from cost management programs.

Depreciation and Amortization — Depreciation and amortization expense increased $6.1 million, or 5.6 percent, for the first quarter of 2017 compared with 2016. The increase was primarily attributable to capital investments.

Income Taxes — Income tax expense decreased $2.7 million for the first quarter of 2017 compared with 2016. The decrease in income tax expense was primarily due to lower pretax earnings in 2017. The ETR was 36.9 percent for first quarter of 2017 compared with 37.0 percent for 2016.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2016, appropriately represent, in all material respects, the current status of public utility regulation, and are incorporated herein by reference.

Rush Creek Wind Ownership Proposal — In 2016, the CPUC granted PSCo a certificate of public convenience and necessity (CPCN) to build, own and operate a 600 MW wind generation facility in Colorado at Rush Creek. The CPCN includes a hard cost-cap of $1.096 billion (including transmission costs) and a capital cost sharing mechanism between customers and PSCo of 82.5 percent to customers and 17.5 percent to PSCo for every $10 million the project comes in below the cost-cap.

All major contracts required to complete the project have been executed including the Vestas turbine supply and balance of plant agreements. Vestas PTC components for safe harboring the facility have been fabricated and are currently being stored at Vestas facilities in Colorado. Construction of roads, collection systems, and foundations began in April 2017.

Colorado 2016 Electric Resource Plan (ERP) — In May 2016, PSCo filed its 2016 ERP which included its estimated need for additional generation resources and its proposal to acquire those resources through a competitive Request for Proposal (RFP) process. In February 2017, the CPUC held evidentiary hearings on the various issues. In March 2017, the CPUC deliberated on the ERP and directed PSCo to file an updated capacity need prior to issuing any RFPs. A written decision is expected in the second quarter of 2017. PSCo will update the range of resource need to be considered within the competitive RFP process, which is expected to file with the CPUC in the second half of 2017. The CPUC is expected to rule on the RFP results in the first quarter of 2018.

Brush to Castle Pines 345 kilovolt (KV) Transmission Line — In 2015, the CPUC granted a CPCN to construct a new 345 KV transmission line originating from Pawnee generating station, near Brush, CO to the Daniels Park substation, near Castle Pines, CO. The estimated project cost is $178.3 million. The CPUC granted the parties’ requests to consolidate consideration of this 345 kV line with the CPUC’s consideration of the Rush Creek wind project. The CPUC ultimately approved for construction of the line to begin in the first half of 2017 and to be placed in service by October 2019.

Advanced Grid Intelligence and Security — In August 2016, PSCo filed a request with the CPUC to approve a CPCN for implementation of its advanced grid initiative. The project incorporates installing advanced meters, implementing a combination of hardware and software applications to allow the distribution system to operate at a lower voltage (integrated volt-var optimization) and installing necessary communications infrastructure to implement this hardware. These major projects are expected to improve customer experience, enhance grid reliability and enable the implementation of new and innovative programs and rate structures. The estimated capital investment for the project is approximately $560 million. Settlement negotiations are ongoing. The CPUC is expected to issue a decision by the end of June 2017.

Decoupling Filing — In July 2016, PSCo filed a request with the CPUC to approve a partial decoupling mechanism for a five-year period, effective Jan. 1, 2017.  The proposed decoupling adjustment would adjust annual revenues based on changes in weather normalized average use per customer for the residential and small C&I classes.  The proposed decoupling mechanism is symmetric and may result in potential refunds to customers if there were an increase in average use per customer. PSCo did not request that revenue be adjusted as a result of weather related sales fluctuations.

In January 2017, the CPUC Staff and various intervenors, including the Office of Consumer Counsel (OCC), filed testimony.

•	The CPUC Staff recommended a portion of PSCo’s request be approved and suggested the CPUC should lower PSCo’s ROE by 30 basis points to account for lower risk, if the full proposal were approved;

•	The OCC opposed PSCo’s decoupling request; and

•	Other intervening parties generally supported PSCo’s proposal, but recommended various modifications, such as the use of actual sales data instead of weather-normalized sales.

A CPUC decision is expected by May 2017.

Boulder, Colo. Municipalization — In 2011, Boulder voters passed a ballot measure authorizing the formation of a municipal utility. In 2014, the Boulder City Council passed an ordinance to establish an electric utility. PSCo challenged the formation of this utility as premature because costs and system separation plans were not final. The Boulder District Court dismissed the case for lack of subject matter jurisdiction. PSCo appealed this decision. In September 2016, the Colorado Court of Appeals vacated the District Court’s decision, and ultimately preserved PSCo’s ability to challenge the utility formation. Boulder subsequently filed a Petition for Writ of Certiorari with the Colorado Supreme Court. The Supreme Court has not yet ruled whether it will exercise its discretion and review the petition.

In January 2015, the Boulder District Court affirmed a prior CPUC decision that Boulder cannot serve customers outside its city limits. The District Court also ruled the CPUC has jurisdiction over the transfer of any facilities to Boulder and how the systems are separated to preserve reliability, safety and effectiveness.. In February 2015, the Boulder District Court also dismissed the condemnation action Boulder had filed. The CPUC must approve the separation plan before Boulder files its condemnation proceeding.
In July 2015, Boulder filed an application with the CPUC requesting approval of its proposed separation plan. PSCo filed a motion to dismiss Boulder’s application. The CPUC dismissed a portion of Boulder’s application, but allowed Boulder to supplement its application. Boulder filed its second supplemental application in September 2016.
In March 2017, PSCo and other parties filed their testimony outlining their concerns about the Boulder separation plan and raised legal concerns about aspects of the plan.  Boulder filed rebuttal testimony that significantly changed aspects of their plans.  PSCo and other parties filed motions to dismiss the proceeding or in the alternative to extend the schedule and provide it time to provide a response to the revised plan.

In March 2017, after extensive negotiations, PSCo and Boulder announced two potential settlement options:
An adoption of a settlement that outlines a PSCo and Boulder partnership. PSCo would continue to provide electric service to Boulder and engage in a new partnership with a mutual vision of helping Boulder achieve its environmental goals.
The other option was a negotiated buy-out cost and process in which Boulder would acquire PSCo’s Boulder electric distribution system based on a defined formula and under which Boulder would also pay the costs for separation of the two distribution systems.
In April 2017, the Boulder City Council voted to continue litigation for municipalization rather than pursue either settlement option.

Mountain West Transmission Group (MWTG) — PSCo initiated discussions with six additional utilities from the Rocky Mountain region to evaluate the merits of a joint transmission tariff that may increase wholesale market efficiency and improve regional transmission planning.  In 2016, the MWTG established a memorandum of understanding to guide their process and issued a RFP to four established Regional Transmission Organizations (RTOs). In January 2017, the MWTG initiated preliminary discussions with the SPP to begin evaluation of the costs and benefits of RTO participation in the Rocky Mountain region. PSCo will evaluate its options later in 2017.

Summary of Recent Federal Regulatory Developments

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

Status of FERC Commissioners — The FERC is comprised of five commissioners appointed by the President and confirmed by the Senate. There are currently only two sitting commissioners.  It is uncertain when the President will appoint new commissioners or when those appointments may be confirmed.  Without three commissioners, the FERC does not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and CPCNs for construction of interstate natural gas pipeline facilities.

Public Utility Regulatory Policies Act (PURPA) Enforcement Complaint against CPUC — In December 2016, Sustainable Power Group, LLC (sPower) petitioned the FERC to initiate an enforcement action in federal court against the CPUC under PURPA. The petition asserts that a December 2016 CPUC ruling, which indicated that a qualifying facility must be a successful bidder in a PSCo resource acquisition bidding process, violated PURPA and FERC rules. In January 2017, PSCo filed a motion to intervene and protest, arguing that the FERC should decline the petition. The CPUC filed a similar pleading. sPower has proposed to construct 800 MW of solar generation and 700 MW of wind generation in Colorado and seeks to require PSCo to contract for these resources under PURPA. If sPower were to prevail, PSCo’s ability to select generation resources through competitive bidding would be negatively affected. However, due to a lack of quorum at the FERC, the FERC did not act on that petition within the sixty days contemplated by PURPA. Subsequently sPower filed a complaint for declaratory and injunctive relief in the United States District Court for the District of Colorado requesting that the court find the bidding requirement in the CPUC qualifying facility rules to be unlawful. PSCo has intervened in that proceeding and the CPUC has filed a motion to dismiss. The matter is pending.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2017, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

Additional Information

See Note 6 to the consolidated financial statements for further discussion of legal claims and environmental proceedings. See Part I Item 2 and Note 5 to the consolidated financial statements for a discussion of proceedings involving utility rates and other regulatory matters.

Item 1A — RISK FACTORS

PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2016, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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
101
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

April 28, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)