Form 10-Q
period 2017-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2017-07-28
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2017
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 4 —	Controls and Procedures	27

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings	28
Item 1A —	Risk Factors	28
Item 6 —	Exhibits	28

SIGNATURES		29

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Operating revenues
Electric	$729,920	$722,569	$1,441,308	$1,440,031
Natural gas	192,777	178,481	548,913	506,975
Steam and other	8,219	8,802	21,229	20,687
Total operating revenues	930,916	909,852	2,011,450	1,967,693

Operating expenses
Electric fuel and purchased power	279,522	275,955	568,349	571,885
Cost of natural gas sold and transported	70,258	59,327	266,660	227,803
Cost of sales — steam and other	3,507	3,429	7,893	7,210
Operating and maintenance expenses	187,907	200,946	373,508	379,332
Demand side management expenses	29,928	29,356	58,032	57,079
Depreciation and amortization	117,513	109,909	232,507	218,790
Taxes (other than income taxes)	49,470	50,301	99,268	101,775
Total operating expenses	738,105	729,223	1,606,217	1,563,874

Operating income	192,811	180,629	405,233	403,819

Other income, net	1,832	844	5,549	1,293
Allowance for funds used during construction — equity	6,341	4,053	10,949	8,371

Interest charges and financing costs
Interest charges — includes other financing costs of $1,543, $1,725, $3,064 and $3,464, respectively	46,424	46,570	92,306	92,318
Allowance for funds used during construction — debt	(2,438)	(1,617)	(4,344)	(3,227)
Total interest charges and financing costs	43,986	44,953	87,962	89,091

Income before income taxes	156,998	140,573	333,769	324,392
Income taxes	56,411	53,229	121,636	121,174
Net income	$100,587	$87,344	$212,133	$203,218

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Net income	$100,587	$87,344	$212,133	$203,218

Other comprehensive income (loss)

Pension and retiree medical benefits:
Amortization of losses (gains) included in net periodic benefit cost, net of tax of $1, $1, $2 and $(134), respectively	1	2	2	(217)

Derivative instruments:
Net fair value increase, net of tax of $0, $3, $0, and $2, respectively	—	4	—	2
Reclassification of losses to net income, net of tax of $153, $161, $305, and $324, respectively	250	262	496	526

Other comprehensive income	251	268	498	311
Comprehensive income	$100,838	$87,612	$212,631	$203,529

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2017	2016
Operating activities
Net income	$212,133	$203,218
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	234,143	220,027
Demand side management program amortization	672	1,466
Deferred income taxes	126,252	126,796
Amortization of investment tax credits	(1,401)	(1,402)
Allowance for equity funds used during construction	(10,949)	(8,371)
Net realized and unrealized hedging and derivative transactions	1,951	(372)
Other	—	(388)
Changes in operating assets and liabilities:
Accounts receivable	24,042	55,101
Accrued unbilled revenues	81,649	69,983
Inventories	38,452	39,833
Prepayments and other	(4,837)	34,979
Accounts payable	(51,894)	(22,032)
Net regulatory assets and liabilities	(2,499)	(37,452)
Other current liabilities	(67,418)	(72,786)
Pension and other employee benefit obligations	(16,543)	(15,676)
Change in other noncurrent assets	(717)	(337)
Change in other noncurrent liabilities	(228)	(18,169)
Net cash provided by operating activities	562,808	574,418

Investing activities
Utility capital/construction expenditures	(609,369)	(524,086)
Proceeds from insurance recoveries	—	608
Allowance for equity funds used during construction	10,949	8,371
Investments in utility money pool arrangement	(777,000)	(437,000)
Repayments from utility money pool arrangement	625,000	437,000
Other, net	(657)	(1,460)
Net cash used in investing activities	(751,077)	(516,567)

Financing activities
Repayments of short-term borrowings, net	(129,000)	(14,000)
Borrowings under utility money pool arrangement	40,000	123,000
Repayments under utility money pool arrangement	(40,000)	(83,000)
Proceeds from issuance of long-term debt	394,611	244,830
Repayments of long-term debt	—	(129,500)
Capital contributions from (to) parent	82,475	(31,162)
Dividends paid to parent	(161,312)	(167,288)
Other	(110)	—
Net cash provided by (used in) financing activities	186,664	(57,120)

Net change in cash and cash equivalents	(1,605)	731
Cash and cash equivalents at beginning of period	5,926	3,585
Cash and cash equivalents at end of period	$4,321	$4,316

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(84,452)	$(87,649)
Cash (paid) received for income taxes, net	(12,195)	40,849
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$103,774	$75,934

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2017	Dec. 31, 2016
Assets
Current assets
Cash and cash equivalents	$4,321	$5,926
Accounts receivable, net	278,981	304,900
Accounts receivable from affiliates	17,269	9,421
Investments in utility money pool arrangement	152,000	—
Accrued unbilled revenues	215,429	297,078
Inventories	166,938	202,220
Regulatory assets	79,221	103,783
Derivative instruments	4,190	10,934
Prepayments and other	39,396	34,559
Total current assets	957,745	968,821

Property, plant and equipment, net	13,265,886	12,849,799

Other assets
Regulatory assets	966,270	958,429
Derivative instruments	888	3,398
Other	27,362	25,637
Total other assets	994,520	987,464
Total assets	$15,218,151	$14,806,084

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$5,303	$5,270
Short-term debt	—	129,000
Accounts payable	362,799	376,186
Accounts payable to affiliates	40,034	98,797
Regulatory liabilities	87,657	101,110
Taxes accrued	99,774	171,862
Accrued interest	49,290	48,619
Dividends payable to parent	83,978	74,208
Derivative instruments	6,259	6,788
Other	74,509	73,022
Total current liabilities	809,603	1,084,862

Deferred credits and other liabilities
Deferred income taxes	3,021,402	2,889,129
Deferred investment tax credits	29,260	30,661
Regulatory liabilities	505,132	512,933
Asset retirement obligations	295,648	289,563
Derivative instruments	5,259	7,828
Customer advances	160,021	162,742
Pension and employee benefit obligations	269,306	285,774
Other	61,383	62,201
Total deferred credits and other liabilities	4,347,411	4,240,831

Commitments and contingencies
Capitalization
Long-term debt	4,604,528	4,210,936
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at June 30, 2017 and Dec. 31, 2016, respectively	—	—
Additional paid in capital	3,778,821	3,633,216
Retained earnings	1,700,290	1,659,239
Accumulated other comprehensive loss	(22,502)	(23,000)
Total common stockholder’s equity	5,456,609	5,269,455
Total liabilities and equity	$15,218,151	$14,806,084

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of June 30, 2017 and Dec. 31, 2016; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2017 and 2016; and its cash flows for the six months ended June 30, 2017 and 2016. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2017 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2016 balance sheet information has been derived from the audited 2016 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2016. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2016, filed with the SEC on Feb. 24, 2017. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminates the available-for-sale classification for marketable equity securities and also replaces the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are to be recognized in earnings. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017. PSCo expects that the overall impacts of the Jan. 1, 2018 adoption will not be material.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. PSCo has not yet fully determined the impacts of adoption of the standard, but expects that as a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the current ratemaking treatment and that the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2017.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Accounts receivable, net
Accounts receivable	$298,371	$324,512
Less allowance for bad debts	(19,390)	(19,612)
	$278,981	$304,900

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Inventories
Materials and supplies	$71,245	$66,161
Fuel	54,485	66,429
Natural gas	41,208	69,630
	$166,938	$202,220

(Thousands of Dollars)	June 30, 2017	Dec. 31, 2016
Property, plant and equipment, net
Electric plant	$12,455,436	$12,304,436
Natural gas plant	3,826,695	3,710,772
Common and other property	930,588	919,955
Plant to be retired (a)	17,820	31,839
Construction work in progress	658,741	484,340
Total property, plant and equipment	17,889,280	17,451,342
Less accumulated depreciation	(4,623,394)	(4,601,543)
	$13,265,886	$12,849,799

(a)
In the second half of 2017, PSCo expects to both early retire Valmont Unit 5 and convert Cherokee Unit 4 from a coal-fueled generating facility to natural gas. PSCo also expects Craig Unit 1 to be early retired in approximately 2025.  Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Federal Audits — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s 2009 through 2013 federal income tax returns, following extensions, expires in December 2017.

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including a 2009 carryback claim. The IRS has proposed an adjustment to the federal tax loss carryback claims that would result in $14 million of income tax expense for the 2009 through 2011 claims, and the 2013 through 2015 claims. In 2016 the IRS audit team and Xcel Energy presented their cases to the Office of Appeals; however, the outcome and timing of a resolution is uncertain. PSCo is not expected to accrue any income tax expense related to this adjustment.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the second quarter of 2017, the IRS proposed an adjustment to tax year 2012 that may impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). Xcel Energy is evaluating the IRS’ proposal and the outcome and timing of a resolution is uncertain.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2017, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

Unrecognized Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment of cash to the taxing authority to an earlier period.

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Unrecognized tax benefit — Permanent tax positions	$3.1	$2.9
Unrecognized tax benefit — Temporary tax positions	17.8	16.8
Total unrecognized tax benefit	$20.9	$19.7

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
NOL and tax credit carryforwards	$(6.7)	$(5.8)

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

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. A reconciliation of the beginning and ending amount of the payable for interest related to unrecognized tax benefits are as follows:

(Millions of Dollars)	June 30, 2017	Dec. 31, 2016
Payable for interest related to unrecognized tax benefits at beginning of period	$(1.1)	$(0.4)
Interest expense related to unrecognized tax benefits recorded during the period	(0.4)	(0.7)
Payable for interest related to unrecognized tax benefits at end of period	$(1.5)	$(1.1)

No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2017 or Dec. 31, 2016.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Note 5 to PSCo’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Pending and Recently Concluded Regulatory Proceedings — Colorado Public Utilities Commission (CPUC)

Multi-Year Natural Gas Rate Case — In June 2017, PSCo filed a multi-year request with the CPUC seeking to increase retail natural gas rates to recover capital investments and increased operating costs since PSCo’s previous case in 2015. The request, detailed below, is based on forecast test years, a 10.0 percent return on equity (ROE) and an equity ratio of 55.25 percent.

Revenue Request (Millions of Dollars)	2018	2019	2020	Total
New revenue request	$63.2	$32.9	$42.9	$139.0
Pipeline System Integrity Adjustment (PSIA) revenue conversion to base rates (a)	—	93.9	—	93.9
Total	$63.2	$126.8	$42.9	$232.9

Expected Year-End Rate Base (Billions of dollars) (b)	$1.5	$2.3	$2.4	N/A

(a) The roll-in of PSIA rider revenue into base rates will not have an impact on customer bills or total revenue as these costs are already being recovered from customers through the rider. PSCo plans to request new PSIA rates for 2018 in November 2017. The recovery of new, incremental PSIA related investments in 2019 and 2020 are included in the base rate request.

(b) The additional rate base in 2019 predominantly reflects the roll-in of capital associated with the PSIA rider.

Final rates are expected to be effective in February 2018. In conjunction with the multi-year base rate step increases, PSCo is also proposing a stay-out provision and an earnings test through the end of 2020.

Annual Electric Earnings Test — PSCo must share with customers earnings that exceed the authorized ROE of 9.83 percent for 2015 through 2017, as part of an annual earnings test. In July 2017, the CPUC approved PSCo’s 2016 earnings test, which does not result in any earnings sharing. The current estimate of the 2017 earnings test, based on annual forecasted information, did not result in the recognition of a liability as of June 30, 2017.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 11 and 12 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and in Notes 5 and 6 to the consolidated financial statements included in PSCo’s Quarterly Report on Form 10-Q for the quarterly period ended March
31, 2016, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

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

PSCo had approximately 1,571 megawatts (MW) of capacity under long-term PPAs as of June 30, 2017 and Dec. 31, 2016, with entities that have been determined to be variable interest entities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2032.

Environmental Contingencies

Manufactured Gas Plant (MGP) Sites — PSCo is currently involved in investigating and/or remediating MGP sites. PSCo has identified three sites where former MGP disposal activities have or may have resulted in site contamination and are under current investigation and/or remediation. At some or all of these sites, there may be parties that have responsibility for some portion of any remediation. PSCo anticipates that the majority of the investigation or remediation at these sites will continue through at least 2018. PSCo had accrued $1.7 million for these sites at June 30, 2017 and Dec. 31, 2016, respectively. There may be insurance recovery and/or recovery from other potentially responsible parties to offset any costs incurred. PSCo anticipates that any significant amounts incurred will be recovered from customers.

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

In February 2017, President Trump issued an executive order requiring the EPA and the Corps to review and revise the final rule. On June 27, 2017, the agencies issued a proposed rule that rescinds the 2015 final rule and reinstates the prior 1986 definition of “Water of the U.S.”

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

In March 2017, President Trump signed an executive order requiring the EPA Administrator to review the CPP rule and if appropriate, publish proposed rules suspending, revising or rescinding it. Accordingly, the EPA has requested that the D.C. Circuit Court hold the litigation in abeyance until the EPA completes its work under the executive order. The D.C. Circuit granted the EPA’s request to hold the litigation in abeyance until June 27, 2017, and is considering briefs by the parties on whether the court should remand the challenges to the EPA rather than holding them in abeyance, to determine whether and how the court continues or ends the stay that currently applies to the CPP. On June 9, 2017, the EPA submitted a proposed rule to the Office of Management and Budget entitled “Review of the Clean Power Plan.”

Revisions to the National Ambient Air Quality Standard (NAAQS) for Ozone — In 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. The Denver Metropolitan Area is currently not meeting the prior ozone standard and will therefore not meet the new, more stringent standard, however PSCo’s scheduled retirement of coal fired plants in Denver that began in 2011 and will be completed in August 2017, should help in any plan to mitigate non-attainment. In June 2017, the EPA announced that it is delaying designations of nonattainment areas under the 2015 ozone NAAQS to October 2018 to allow it to complete its review of the 2015 ozone NAAQS.

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

Employment, Tort and Commercial Litigation

Line Extension Disputes — In December 2015, Development Recovery Company (DRC) filed a lawsuit in Denver State Court, stating PSCo failed to award proper allowances and refunds for line extensions to new developments pursuant to the terms of electric and gas service agreements entered into by PSCo and various developers. The dispute involves claims by over fifty developers. In May 2016, the district court granted PSCo’s motion to dismiss the lawsuit, concluding that jurisdiction over this dispute resides with the CPUC. In June 2016, DRC appealed the district court’s dismissal of the lawsuit, and the Colorado Court of Appeals affirmed the lower court decision in favor of PSCo. In July 2017, DRC filed a petition to appeal the decision with the Colorado Supreme Court. It is uncertain whether the Colorado Supreme Court will grant the petition. DRC also brought a proceeding before the CPUC as assignee on behalf of two developers, Ryland Homes and Richmond Homes of Colorado. In March 2016, the ALJ issued an order rejecting DRC’s claims for additional allowances and refunds. In June 2016, the ALJ’s determination was approved by the CPUC. DRC did not file a request for reconsideration before the CPUC contesting the decision, but filed an appeal in Denver District Court in August 2016. DRC has requested a hearing for oral arguments, which has yet to be granted or set by the Denver District Court.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	21
Maximum amount outstanding	—	141
Weighted average interest rate, computed on a daily basis	N/A	0.73%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2017	Year Ended Dec. 31, 2016
Borrowing limit	$700	$700
Amount outstanding at period end	—	129
Average amount outstanding	109	24
Maximum amount outstanding	260	154
Weighted average interest rate, computed on a daily basis	1.19%	0.70%
Weighted average interest rate at period end	N/A	0.95

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At each of June 30, 2017 and Dec. 31, 2016, there were $3 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2017, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$3	$697

(a)    This credit facility expires in June 2021.
(b)    Includes outstanding letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2017 and Dec. 31, 2016.

Long-Term Borrowings

PSCo issued $400 million of 3.80 percent first mortgage bonds due June 15, 2047.

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

Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of long-term forward prices and volatilities on a valuation is evaluated, and may result in Level 3 classification.

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

At June 30, 2017, accumulated other comprehensive losses related to interest rate derivatives included $1.0 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

PSCo enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. PSCo recorded immaterial amounts to income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2016.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at June 30, 2017 and Dec. 31, 2016:

(Amounts in Thousands) (a)(b)	June 30, 2017	Dec. 31, 2016
Megawatt hours of electricity	10,690	6,283
Million British thermal units of natural gas	17,677	42,203

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three months ended June 30, 2017 and 2016, on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2017
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$403	(a)	$—	$—
Total	$—	$—	$403		$—	$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—	$(192)	(c)
Natural gas commodity	—	(1,621)	—		—	—
Total	$—	$(1,621)	$—		$—	$(192)

	Six Months Ended June 30, 2017
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$801	(a)	$—		$—
Total	$—	$—	$801		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$187	(c)
Natural gas commodity	—	(7,008)	—		282	(d)	(2,990)	(d)
Total	$—	$(7,008)	$—		$282		$(2,803)

	Three Months Ended June 30, 2016
	Pre-Tax Fair Value Gains Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$402	(a)	$—	$—
Vehicle fuel and other commodity	7	—	21	(b)	—	—
Total	$7	$—	$423		$—	$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—	$211	(c)
Natural gas commodity	—	5,626	—		—	25	(d)
Total	$—	$5,626	$—		$—	$236

	Six Months Ended June 30, 2016
	Pre-Tax Fair Value Gains Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$804	(a)	$—		$—
Vehicle fuel and other commodity	4	—	46	(b)	—		—
Total	$4	$—	$850		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$228	(c)
Natural gas commodity	—	3,677	—		7,736	(d)	(3,236)	(d)
Total	$—	$3,677	$—		$7,736		$(3,008)

(a)	Recorded to interest charges.

(b)	Recorded to operating and maintenance (O&M) expenses.

(c)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(d)
Certain derivatives are utilized to mitigate natural gas price risk for electric generation and are recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Amounts for the three and six months ended June 30, 2017 included no settlement gains or losses and $0.9 million of settlement gains, respectively. Amounts for the three and six months ended June 30, 2016 included an immaterial amount of settlement losses. The remaining derivative settlement gains and losses for the six months ended June 30, 2017 and 2016 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2017 and 2016. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

Consideration of Credit Risk and Concentrations — PSCo continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement, and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Given this assessment, as well as an assessment of the impact of PSCo’s own credit risk when determining the fair value of derivative liabilities, the impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.

PSCo employs additional credit risk control mechanisms when appropriate, such as letters of credit, parental guarantees, standardized master netting agreements and termination provisions that allow for offsetting of positive and negative exposures. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided.

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At June 30, 2017, five of PSCo’s 10 most significant counterparties for these activities, comprising $5.9 million or 10 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Four of the 10 most significant counterparties, comprising $21.7 million or 37 percent of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Another of these significant counterparties, comprising $0.7 million or 1 percent of this credit exposure, had credit quality less than investment grade, based on ratings from external analysis. Eight of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo is unable to maintain its credit ratings. At June 30, 2017 and Dec. 31, 2016, there were no derivative instruments in a liability position with underlying contract provisions that required the posting of collateral or settlement of outstanding contracts if the credit ratings of PSCo were downgraded below investment grade.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2017 and Dec. 31, 2016.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at June 30, 2017:

	June 30, 2017
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$702	$4,013	$2	$4,717	$(3,220)	$1,497
Natural gas commodity	—	977	—	977	—	977
Total current derivative assets	$702	$4,990	$2	$5,694	$(3,220)	2,474
PPAs (a)						1,716
Current derivative instruments						$4,190
Noncurrent derivative assets
PPAs (a)						888
Noncurrent derivative instruments						$888
Current derivative liabilities
Other derivative instruments:
Commodity trading	$333	$3,986	$1	$4,320	$(3,220)	$1,100
Total current derivative liabilities	$333	$3,986	$1	$4,320	$(3,220)	1,100
PPAs (a)						5,159
Current derivative instruments						$6,259
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$11	$—	$11	$—	$11
Total noncurrent derivative liabilities	$—	$11	$—	$11	$—	11
PPAs (a)						5,248
Noncurrent derivative instruments						$5,259

(a)
During 2006, PSCo qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2017. At June 30, 2017, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

There were immaterial gains and losses recognized in earnings for Level 3 commodity trading derivatives in the three and six months ended June 30, 2017 and 2016.

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2017 and 2016.

Fair Value of Long-Term Debt

As of June 30, 2017 and Dec. 31, 2016, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2017		Dec. 31, 2016
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,609,831	$4,940,862	$4,216,206	$4,491,570

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2017 and Dec. 31, 2016, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2017	2016	2017	2016
Interest income	$609	$148	$984	$289
Other nonoperating income	1,326	747	4,747	1,080
Insurance policy expense	(103)	(51)	(182)	(76)
Other income, net	$1,832	$844	$5,549	$1,293

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2017
Operating revenues (a)(b)	$729,920	$192,777	$8,219	$—	$930,916
Intersegment revenues	67	40	—	(107)	—
Total revenues	$729,987	$192,817	$8,219	$(107)	$930,916
Net income	$87,403	$12,835	$349	$—	$100,587

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2016
Operating revenues (a)(b)	$722,569	$178,481	$8,802	$—	$909,852
Intersegment revenues	61	33	—	(94)	—
Total revenues	$722,630	$178,514	$8,802	$(94)	$909,852
Net income (loss)	$79,328	$8,075	$(59)	$—	$87,344
(a)    Operating revenues include $0 and $2 million of affiliate electric revenue for the three months ended June 30, 2017 and 2016.
(b)    Operating revenues include $1 million of other affiliate revenue for the three months ended June 30, 2017 and 2016.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2017
Operating revenues (a)(b)	$1,441,308	$548,913	$21,229	$—	$2,011,450
Intersegment revenues	159	96	—	(255)	—
Total revenues	$1,441,467	$549,009	$21,229	$(255)	$2,011,450
Net income	$163,547	$47,318	$1,268	$—	$212,133

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2016
Operating revenues (a)(b)	$1,440,031	$506,975	$20,687	$—	$1,967,693
Intersegment revenues	142	78	—	(220)	—
Total revenues	$1,440,173	$507,053	$20,687	$(220)	$1,967,693
Net income	$151,864	$48,965	$2,389	$—	$203,218
(a)    Operating revenues include $1 million and $5 million of affiliate electric revenue for the six months ended June 30, 2017 and 2016, respectively.
(b)    Operating revenues include $2 million of other affiliate revenue for the six months ended June 30, 2017 and 2016.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6,820	$6,492	$192	$192
Interest cost	12,640	13,853	4,191	4,518
Expected return on plan assets	(17,134)	(17,692)	(5,476)	(5,575)
Amortization of prior service credit	(803)	(800)	(1,562)	(1,562)
Amortization of net loss	7,089	6,693	961	483
Net periodic benefit cost (credit)	8,612	8,546	(1,694)	(1,944)
Credits not recognized due to the effects of regulation	426	499	—	—
Net benefit cost (credit) recognized for financial reporting	$9,038	$9,045	$(1,694)	$(1,944)

	Six Months Ended June 30
	2017	2016	2017	2016
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$13,640	$12,958	$384	$384
Interest cost	25,280	27,702	8,382	9,036
Expected return on plan assets	(34,268)	(35,384)	(10,952)	(11,150)
Amortization of prior service credit	(1,606)	(1,607)	(3,124)	(3,124)
Amortization of net loss	14,178	13,386	1,922	966
Net periodic benefit cost (credit)	17,224	17,055	(3,388)	(3,888)
Credits not recognized due to the effects of regulation	1,162	1,265	—	—
Net benefit cost (credit) recognized for financial reporting	$18,386	$18,320	$(3,388)	$(3,888)

In January 2017, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $16.8 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2017.

12.	Other Comprehensive Income

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2017 and 2016 were as follows:

	Three Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(22,534)	$(219)	$(22,753)
Losses reclassified from net accumulated other comprehensive loss	250	1	251
Net current period other comprehensive income	250	1	251
Accumulated other comprehensive loss at June 30	$(22,284)	$(218)	$(22,502)

	Three Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(23,574)	$(219)	$(23,793)
Other comprehensive income before reclassifications	4	—	4
Losses reclassified from net accumulated other comprehensive loss	262	2	264
Net current period other comprehensive income	266	2	268
Accumulated other comprehensive loss at June 30	$(23,308)	$(217)	$(23,525)

	Six Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(22,780)	$(220)	$(23,000)
Losses reclassified from net accumulated other comprehensive loss	496	2	498
Net current period other comprehensive income	496	2	498
Accumulated other comprehensive loss at June 30	$(22,284)	$(218)	$(22,502)

	Six Months Ended June 30, 2016
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Gains and Losses on Cash Flow Hedges	Total
Accumulated other comprehensive loss at Jan. 1	$(23,836)	$—	$(23,836)
Other comprehensive loss before reclassifications	2	(219)	(217)
Losses reclassified from net accumulated other comprehensive loss	526	2	528
Net current period other comprehensive loss	528	(217)	311
Accumulated other comprehensive loss at June 30	$(23,308)	$(217)	$(23,525)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2017 and 2016 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2017		Three Months Ended June 30, 2016
Losses on cash flow hedges:
Interest rate derivatives	$403	(a)	$402	(a)
Vehicle fuel derivatives	—	(b)	21	(b)
Total, pre-tax	$403		$423
Tax benefit	(153)		(161)
Total, net of tax	$250		$262
Defined benefit pension and postretirement losses:
Amortization of net loss	$2	(c)	$—	(c)
Total, pre-tax	2		—
Tax benefit	(1)		—
Total, net of tax	1		—
Total amounts reclassified, net of tax	$251		$262

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2017		Six Months Ended June 30, 2016
Losses on cash flow hedges:
Interest rate derivatives	$801	(a)	$804	(a)
Vehicle fuel derivatives	—	(b)	46	(b)
Total, pre-tax	801		850
Tax benefit	(305)		(324)
Total, net of tax	$496		$526
Defined benefit pension and postretirement losses:
Amortization of net loss	$4	(c)	$—	(c)
Total, pre-tax	4		—
Tax benefit	(2)		—
Total, net of tax	2		—
Total amounts reclassified, net of tax	$498		$526

(a)	Included in interest charges.

(b)	Included in O&M expenses.

(c)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

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

Results of Operations

PSCo’s net income was approximately $212.1 million for 2017 year-to-date, compared with approximately $203.2 million for the same period of 2016. The increase is due to higher electric and natural gas margins and lower O&M expenses partially offset by increased depreciation.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are largely impacted by the fluctuation in the price of natural gas and coal used in the generation of electricity, but as a result of the design of fuel recovery mechanisms to recover current expenses, these price fluctuations have minimal impact on electric margin. The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2017	2016
Electric revenues	$1,441	$1,440
Electric fuel and purchased power	(568)	(572)
Electric margin	$873	$868

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2017 vs. 2016
Non-fuel riders	$3
Earnings test	2
Fuel and purchased power cost recovery	(6)
Other, net	2
Total increase in electric revenues	$1

Electric Margin

(Millions of Dollars)	2017 vs. 2016
Non-fuel riders	$3
Earnings test	2
Estimated impact of weather	(3)
Other, net	3
Total increase in electric margin	$5

Natural Gas Revenues and Margin

Total natural gas expense tends to vary with changing sales requirements and the cost of natural gas purchases. However, due to the design of purchased natural gas cost recovery mechanisms to recover current expenses for sales to retail customers, fluctuations in the cost of natural gas have little effect on natural gas margin. The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2017	2016
Natural gas revenues	$549	$507
Cost of natural gas sold and transported	(267)	(228)
Natural gas margin	$282	$279

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2017 vs. 2016
Purchased natural gas adjustment clause recovery	$38
Infrastructure and integrity rider	10
Retail rate decrease	(5)
Estimated impact of weather	(4)
Other, net	3
Total increase in natural gas revenues	$42

Natural Gas Margin

(Millions of Dollars)	2017 vs. 2016
Infrastructure and integrity rider	$10
Retail rate decrease	(5)
Estimated impact of weather	(4)
Other, net	2
Total increase in natural gas margin	$3

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $5.8 million, or 1.5 percent, for 2017 year-to-date. The decrease was primarily due to the timing of planned maintenance and overhauls and savings from cost management programs, partially offset by increases in employee benefits.

Allowance for Funds Used During Construction (AFUDC), Equity and Debt — AFUDC increased $3.7 million for 2017 year-to-date.  The increase was primarily due to an increase in wind construction projects, particularly Rush Creek.

Depreciation and Amortization — Depreciation and amortization expense increased $13.7 million, or 6.3 percent, for 2017 year-to-date. The increase was primarily attributable to capital investments.

Income Taxes — Income tax expense increased $0.5 million for 2017 year-to-date. The increase in income tax expense was primarily due to higher pretax earnings in 2017, partially offset by increased permanent plant-related adjustments (e.g., AFUDC-equity) in 2017 and a tax expense for a state tax credit valuation allowance in 2016. The ETR was 36.4 percent for 2017 year-to-date, compared with 37.4 percent for the same period of 2016. The lower ETR in 2017 was primarily due to the adjustments referenced above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Public Utility Regulation included in Item 2 of PSCo’s Quarterly Report on Form
10-Q for the quarterly period ended March 31, 2017, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

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

In June 2017, PSCo filed its report required under Colorado rules that require PSCo to consider Best Value Employment Metrics (BVEM) as a factor in selecting contractors for generation projects. On July 5, 2017, several building trades filed comments arguing that PSCo’s Balance of Plant Contractor selection was inappropriate as it did not follow a more detailed and quantitative analysis. The trade unions argued that the BVEM deficiencies could be remedied through execution of a Project Labor Agreement on the project. PSCo filed its reply indicating that it satisfied the BVEM rule requirements on July 18, 2017, which was discussed by the CPUC on July 20, 2017. The CPUC took no action other than to request reconsideration of whether bidder’s BVEM information can be provided as public information. PSCo is evaluating this request.

2016 Electric Resource Plan (ERP) — In May 2016, PSCo filed its 2016 ERP which included its estimated need for additional generation resources and its proposal to acquire those resources through a competitive Request for Proposal (RFP) process. The CPUC issued its decision on Phase I in late April 2017, approving the Phase I modeling assumptions to be used in Phase II and directed PSCo to file an updated capacity need prior to issuing any RFPs. PSCo plans to update the range of resource need to be considered within the competitive RFP process and issue the RFP in August 2017. The CPUC is expected to rule on the RFP results in the second quarter of 2018.

Advanced Grid Intelligence and Security — In July 2017, the CPUC approved PSCo’s CPCN for implementation of its advanced grid initiative. The project incorporates installing advanced meters, implementing hardware and software applications to allow the distribution system to operate at a lower voltage (integrated volt-var optimization) and installing communications infrastructure. These major projects are expected to improve customer experience, enhance grid reliability and enable the implementation of new and innovative programs and rate structures.

In June 2017, the CPUC approved a settlement, which delayed the advanced meter deployment from 2017-2021 to 2019-2024. The total capital cost of the project is currently estimated to be approximately $537 million for 2017-2024. As a result of the settlement, approximately $120 million of capital investment was deferred to 2022-2024.

Decoupling Filing — In July 2016, PSCo filed a request with the CPUC to approve a partial decoupling mechanism, which would adjust annual revenues based on changes in weather normalized average use per customer for the residential and small commercial classes.

In July 2017, the CPUC issued a decision which approved the following key decisions regarding decoupling:

•	Effective Jan. 1, 2018 through December 2023 (subject to establishing new rates in the next electric rate case);

•	Applicable to the residential class and small commercial class;

•	Based on total class revenues (subject to establishing the base period in the next electric rate case);

•	Based on actual sales; and

•	Subject to a soft cap of 3 percent on any annual adjustment.
PSCo plans to seek reconsideration of the order.

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

In January 2015, the Boulder District Court affirmed a prior CPUC decision that Boulder cannot serve customers outside its city limits. The District Court also ruled the CPUC has jurisdiction over the transfer of any facilities to Boulder and how the systems are separated to preserve reliability, safety and effectiveness. In February 2015, the Boulder District Court also dismissed the condemnation action Boulder had filed. The CPUC must approve the separation plan before Boulder files its condemnation proceeding.
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
In April 2017, despite extensive negotiations between PSCo and Boulder, the Boulder City Council voted to continue litigation for municipalization. Also, the CPUC ordered Boulder to file a third supplemental separation plan clearly laying out Boulder’s proposal. Boulder proposed a plan that would cost approximately $75 million. Boulder proposed sharing of certain distribution and substation facilities and requested that PSCo be required to construct Boulder’s new facilities and finance the construction. In June 2017, PSCo and other intervenors filed alternatives to Boulder’s separation plan and opposed the sharing; contracting and financing aspects of the plan. Evidentiary hearings began July 26, 2017.
Mountain West Transmission Group (MWTG) — PSCo initiated discussions with six other transmission owners from the Rocky Mountain region to evaluate the merits of creating and operating pursuant to a joint transmission tariff that may increase wholesale market efficiency and improve regional transmission planning.  In 2016, the MWTG established a non-binding memorandum of understanding to guide their process and issued a request for information to four established RTOs. In January 2017, the MWTG initiated preliminary discussions with the SPP to begin evaluation of the costs and benefits of MWTG participation in the SPP RTO. The CPUC has held informational meetings on certain issues including financial implications and reliability. If PSCo were to move forward with RTO participation, CPUC and FERC approval would be required. If approved, operations within the RTO would not be expected to begin until 2019, at the earliest. PSCo will evaluate its options later in 2017 and beyond.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of PSCo, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of PSCo’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2016 and Quarterly Report on Form 10-Q for the quarterly period ended
March 31, 2017. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

Status of FERC Commissioners — The FERC is normally comprised of five commissioners appointed by the President and confirmed by the Senate. There is currently only one sitting commissioner.  Without three commissioners, the FERC does not have a quorum to act on contested matters. The lack of a quorum could affect the timing of FERC decisions on proposed rules or pending, newly submitted and future filings involving, among other things, contested electric rate matters and CPCNs for construction of interstate natural gas pipeline facilities to serve the utility subsidiaries.  PSCo does not expect any disruption in operations or material delay in decisions on contested matters pending before the FERC. President Trump has submitted nominations to fill three of the vacant seats and has indicated his intent to submit one additional nomination. The three submitted nominations are pending confirmation by the full Senate.

Public Utility Regulatory Policies Act (PURPA) Enforcement Complaint against CPUC — In December 2016, Sustainable Power Group, LLC (sPower) petitioned the FERC to initiate an enforcement action in federal court against the CPUC under PURPA. The petition asserts that a December 2016 CPUC ruling, which indicated that a qualifying facility must be a successful bidder in a PSCo resource acquisition bidding process, violated PURPA and FERC rules. In January 2017, PSCo filed a motion to intervene and protest, arguing that the FERC should decline the petition. The CPUC filed a similar pleading. sPower has proposed to construct 800 MW of solar generation and 700 MW of wind generation in Colorado and seeks to require PSCo to contract for these resources under PURPA. If sPower were to prevail, PSCo’s ability to select generation resources through competitive bidding would be negatively affected. However, due to a lack of quorum at the FERC, the FERC did not act on that petition within the sixty days contemplated by PURPA. Subsequently sPower filed a complaint for declaratory and injunctive relief in the United States District Court for the District of Colorado (District Court) requesting that the court find the bidding requirement in the CPUC qualifying facility rules to be unlawful. PSCo has intervened in that proceeding and the CPUC has filed a motion to dismiss. In June 2017, the United States Magistrate Judge (Magistrate) issued a recommendation to the District Court that sPower’s complaint be dismissed because sPower failed to establish that it faced a substantial risk of harm. The Magistrate’s recommendation is pending before the District Court.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2017, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting

In 2016, PSCo implemented the general ledger modules of a new enterprise resource planning system to improve certain financial and related transaction processes. PSCo initiated deployment of work management systems modules and is continuing to implement additional modules including the conversion of existing work management systems to this same system during 2017. In connection with this ongoing implementation, PSCo is updating its internal control over financial reporting, as necessary, to accommodate modifications to its business processes and accounting systems. PSCo does not believe that this implementation will have an adverse effect on its internal control over financial reporting.

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
4.01*
Supplemental Indenture No. 27 dated as of June 1, 2017 between PSCo and U.S. Bank National Association, as Trustee, creating $400 million principal amount of 3.80 percent First Mortgage Bonds, Series No. 30 due 2047. (Exhibit 4.01 to Form 8-K of PSCo dated June 19, 2017 (file no. 001-03280)).

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
101
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

July 28, 2017	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)