Form 10-Q
period 2018-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2018-04-27
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 27, 2018
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	21
Item 4 —	Controls and Procedures	26

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings	26
Item 1A —	Risk Factors	27
Item 6 —	Exhibits	27

SIGNATURES		28

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2018	2017
Operating revenues
Electric	$698,274	$711,388
Natural gas	363,986	356,136
Steam and other	11,038	13,010
Total operating revenues	1,073,298	1,080,534

Operating expenses
Electric fuel and purchased power	281,170	288,827
Cost of natural gas sold and transported	191,265	196,402
Cost of sales — steam and other	3,876	4,386
Operating and maintenance expenses	183,075	185,088
Demand side management expenses	32,752	28,104
Depreciation and amortization	121,607	114,994
Taxes (other than income taxes)	52,657	49,798
Total operating expenses	866,402	867,599

Operating income	206,896	212,935

Other income, net	231	3,204
Allowance for funds used during construction — equity	10,944	4,608

Interest charges and financing costs
Interest charges — includes other financing costs of $1,572 and $1,521, respectively	49,921	45,882
Allowance for funds used during construction — debt	(4,581)	(1,906)
Total interest charges and financing costs	45,340	43,976

Income before income taxes	172,731	176,771
Income taxes	39,009	65,225
Net income	$133,722	$111,546

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2018	2017
Net income	$133,722	$111,546

Other comprehensive income (loss)

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $1, and $1, respectively	2	1

Derivative instruments:
Reclassification of losses to net income, net of tax of $98 and $152, respectively	300	246

Other comprehensive income	302	247
Comprehensive income	$134,024	$111,793

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Three Months Ended March 31
	2018	2017
Operating activities
Net income	$133,722	$111,546
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	122,802	115,803
Demand side management program amortization	—	336
Deferred income taxes	13,168	61,726
Amortization of investment tax credits	(700)	(701)
Allowance for equity funds used during construction	(10,944)	(4,608)
Net realized and unrealized hedging and derivative transactions	1,807	1,679
Changes in operating assets and liabilities:
Accounts receivable	(19,358)	1,086
Accrued unbilled revenues	58,369	91,100
Inventories	60,563	43,667
Prepayments and other	1,330	659
Accounts payable	(25,773)	(65,886)
Net regulatory assets and liabilities	31,072	14,345
Other current liabilities	465	17,860
Pension and other employee benefit obligations	(22,803)	(16,506)
Change in other noncurrent assets	2,465	936
Change in other noncurrent liabilities	(7,435)	479
Net cash provided by operating activities	338,750	373,521

Investing activities
Utility capital/construction expenditures	(426,730)	(272,927)
Allowance for equity funds used during construction	10,944	4,608
Investments in utility money pool arrangement	(36,000)	(38,000)
Repayments from utility money pool arrangement	56,000	38,000
Net cash used in investing activities	(395,786)	(268,319)

Financing activities
Repayments of short-term borrowings, net	95,000	(98,000)
Borrowings under utility money pool arrangement	158,000	40,000
Repayments under utility money pool arrangement	(110,000)	(40,000)
Capital contributions from parent	6,508	67,475
Dividends paid to parent	(76,195)	(74,208)
Other	(117)	(110)
Net cash provided by (used in) financing activities	73,196	(104,843)

Net change in cash and cash equivalents	16,160	359
Cash and cash equivalents at beginning of period	7,513	5,926
Cash and cash equivalents at end of period	$23,673	$6,285

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(60,064)	$(61,252)
Cash paid for income taxes, net	(46,482)	(4,804)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$128,493	$69,885

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	March 31, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$23,673	$7,513
Accounts receivable, net	312,526	294,403
Accounts receivable from affiliates	9,446	14,719
Investments in utility money pool arrangement	—	20,000
Accrued unbilled revenues	237,432	295,801
Inventories	153,926	214,489
Regulatory assets	68,164	77,337
Derivative instruments	4,897	3,197
Prepayments and other	34,390	35,720
Total current assets	844,454	963,179

Property, plant and equipment, net	14,291,475	14,025,751

Other assets
Regulatory assets	945,739	950,258
Derivative instruments	1,093	1,009
Other	24,494	27,429
Total other assets	971,326	978,696
Total assets	$16,107,255	$15,967,626

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$305,721	$305,577
Short-term debt	95,000	—
Borrowings under utility money pool arrangement	48,000	—
Accounts payable	430,515	492,829
Accounts payable to affiliates	38,830	58,749
Regulatory liabilities	79,080	66,126
Taxes accrued	249,359	222,517
Accrued interest	33,640	48,552
Dividends payable to parent	95,351	76,195
Derivative instruments	7,344	7,348
Other	82,041	92,333
Total current liabilities	1,464,881	1,370,226

Deferred credits and other liabilities
Deferred income taxes	1,661,220	1,644,476
Deferred investment tax credits	27,158	27,858
Regulatory liabilities	1,943,401	1,933,488
Asset retirement obligations	351,379	347,769
Derivative instruments	2,367	3,468
Customer advances	170,262	162,614
Pension and employee benefit obligations	264,668	287,783
Other	52,819	58,923
Total deferred credits and other liabilities	4,473,274	4,466,379

Commitments and contingencies
Capitalization
Long-term debt	4,302,104	4,302,698
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at March 31, 2018 and Dec. 31, 2017, respectively	—	—
Additional paid in capital	4,032,826	4,032,826
Retained earnings	1,860,600	1,822,229
Accumulated other comprehensive loss	(26,430)	(26,732)
Total common stockholder’s equity	5,866,996	5,828,323
Total liabilities and equity	$16,107,255	$15,967,626

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of March 31, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income, for the three months ended March 31, 2018 and 2017; and its cash flows for the three months ended March 31, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2017. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 23, 2018. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. PSCo has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and proposed in Targeted Improvements, Topic 842 (Proposed ASU 2018-200). As such, agreements entered into prior to Jan. 1, 2019 that are currently considered leases are expected to be recognized on the consolidated balance sheet, including contracts for use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for natural gas-fueled generating facilities. PSCo expects that similar agreements entered into after Dec. 31, 2018 will generally qualify as leases under the new standard.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. PSCo implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a significant impact on PSCo’s consolidated financial statements. For related disclosures, see Note 13.

Classification and Measurement of Financial Instruments — In January 2016, the FASB issued Recognition and Measurement of Financial Assets and Financial Liabilities, Subtopic 825-10 (ASU No. 2016-01), which eliminated the available-for-sale classification for marketable equity securities and also replaced the cost method of accounting for non-marketable equity securities with a model for recognizing impairments and observable price changes. Under the new standard, other than when the consolidation or equity method of accounting is utilized, changes in the fair value of equity securities are recognized in earnings. PSCo implemented the guidance on Jan. 1, 2018 and the implementation did not have a material impact on its consolidated financial statements.

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. PSCo implemented the new guidance on Jan. 1, 2018, and as a result, $0.5 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the consolidated income statement for the three months ended March 31, 2017. Under a practical expedient permitted by the standard, PSCo used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	March 31, 2018	Dec. 31, 2017
Accounts receivable, net
Accounts receivable	$332,506	$314,009
Less allowance for bad debts	(19,980)	(19,606)
	$312,526	$294,403

(Thousands of Dollars)	March 31, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$69,378	$68,940
Fuel	53,282	73,893
Natural gas	31,266	71,656
	$153,926	$214,489

(Thousands of Dollars)	March 31, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$12,692,880	$12,627,592
Natural gas plant	4,140,582	4,102,075
Common and other property	1,031,570	1,022,333
Plant to be retired (a)	10,627	10,949
Construction work in progress	1,264,835	1,014,338
Total property, plant and equipment	19,140,494	18,777,287
Less accumulated depreciation	(4,849,019)	(4,751,536)
	$14,291,475	$14,025,751

(a)
In the third quarter of 2017, PSCo early retired Valmont Unit 5 and converted Cherokee Unit 4 from a coal-fueled generating facility to natural gas. PSCo also expects Craig Unit 1 to be early retired in approximately 2025. Amounts are presented net of accumulated depreciation.

4.	Income Taxes

Except to the extent noted below, Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

Three Months ended March 31
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax, net of federal tax effect	3.7	3.0
Increases (decreases) in tax from:
Regulatory differences - ARAM (a)	(3.3)	(0.1)
Regulatory differences - ARAM deferral (b)	3.1	—
Regulatory differences - other utility plant items	(1.3)	(0.4)
Other tax credits, net of federal income tax expense	(1.0)	(0.7)
Other, net	0.4	0.1
Effective income tax rate	22.6%	36.9%

(a)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(b)
As we receive further clarity or direction from our commissions regarding the flow back to customers of excess deferred taxes resulting from the TCJA, the ARAM deferral may decrease during the year, which would result in a reduction to tax expense with a correlating reduction to revenue.

Federal Audits — PSCO is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2011	December 2018
2012 - 2013	October 2018
2014	September 2018
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback claims and in 2015, the IRS forwarded the issue to the Office of Appeals (“Appeals”). In 2017 Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. PSCo did not accrue any income tax benefit related to this adjustment. As of March 31, 2018, the case has been forwarded to the Joint Committee on Taxation.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). After evaluating the proposed adjustment Xcel Energy filed a protest with the IRS. Xcel Energy anticipates the issue will be forwarded to Appeals. As of March 31, 2018, Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is uncertain.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2018, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	March 31, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$4.1	$4.0
Unrecognized tax benefit — Temporary tax positions	6.0	6.1
Total unrecognized tax benefit	$10.1	$10.1

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	March 31, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(4.2)	$(4.0)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and the IRS and state audits resume. As the IRS Appeals progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $6 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at March 31, 2018, and Dec. 31, 2017 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

The specific impacts of the Tax Cuts and Jobs Act (TCJA) on customer rates are subject to regulatory approval. Each of the states in Xcel Energy’s service areas, including Colorado, have opened dockets to address the impacts of the TCJA. PSCo has made filings and is working with various stakeholders to determine the appropriate treatment for the TCJA.

In January 2018, the Colorado Public Utilities Commission (CPUC) opened a statewide TCJA proceeding and ordered deferred accounting for all investor-owned utilities.

•
Colorado 2017 Multi-Year Natural Gas Rate Case - In February 2018, the administrative law judge (ALJ) approved PSCo and the CPUC Staff’s settlement agreement addressing the TCJA, which includes a $20 million reduction to provisional rates effective March 1, 2018. A final true-up, including any outcomes associated with the statewide proceeding, would provide customers the full net benefit of the TCJA effective January 2018. A CPUC decision is pending.

•
Colorado Electric - In April 2018, PSCo, the CPUC Staff and the OCC filed a TCJA settlement agreement with the CPUC that identified a reduction in electric revenue requirements of approximately $101 million for the TCJA in 2018.  The settlement recommended a customer refund of $42 million in 2018, with the remainder of $59 million be used to accelerate the amortization of an existing prepaid pension asset.  With the dismissal of the 2017 rate case, revisions to the TCJA settlement are required to address the impacts of the TCJA for 2019 until new base rates go into effect in connection with a future electric rate case that PSCo anticipates filing later this summer. A CPUC decision is pending.

Federal Energy Regulatory Commission (FERC) Formula Rates — The FERC has not yet issued guidance on how or when electric utilities should reflect the impacts of the TCJA in FERC jurisdictional wholesale rates. The FERC issued a Notice of Inquiry (NOI) in March 2018 seeking comments on how to reflect the TCJA impacts in wholesale rates, in particular changes to accumulated deferred income taxes and bonus depreciation. Comments for the NOI are due in May 2018. However, FERC-approved formula rates for wholesale customers are generally adjusted on an annual basis for certain changes in rate base and actual operating expenses, including income taxes. As a result, these revenues would be subject to an automatic reduction for the effect of the TCJA corporate tax rate change through the annual true-up process, absent specific FERC action.

In February 2018, PSCo made a filing with FERC requesting early reductions in its transmission and production formula rates in 2018 for corporate tax rate impacts of the TCJA. In March 2018, the FERC issued an order granting PSCo’s waiver request so that 2018 rates will reflect the lower federal corporate tax rate.

Pending Regulatory Proceedings — CPUC

Colorado 2017 Multi-Year Electric Rate Case — In October 2017, PSCo filed a multi-year request with the CPUC seeking to increase electric rates approximately $245 million over four years. The request was based on forecast test years (FTY), a 10.0 percent return on equity (ROE) and an equity ratio of 55.25 percent. Interim rates, subject to refund and interest, were to be effective on June 1, 2018.

Revenue Request (Millions of Dollars)	2018	2019	2020	2021	Total
Revenue request	$74	$75	$60	$36	$245
Clean Air Clean Jobs Act (CACJA) rider conversion to base rates	90	—	—	—	90
Transmission Cost Adjustment (TCA) rider conversion to base rates	43	—	—	—	43
Total	$207	$75	$60	$36	$378

Expected year-end rate base (billions of dollars)	$6.8	$7.1	$7.3	$7.4

In March 2018, PSCo, CPUC Staff and OCC reached a settlement and filed a motion with the CPUC requesting changes to the procedural schedule and scope of the electric case, which included delaying the implementation of provisional rates from June 2018 to January 2019 and requiring PSCo to file updated test year information for 2019-2021 which included the impacts of TCJA. In April 2018, the CPUC denied the motion on procedural grounds and dismissed the electric rate case. PSCo anticipates filing a new electric rate case in the summer of 2018 with new rates expected to be effective in the first quarter of 2019.

Colorado 2017 Multi-Year Natural Gas Rate Case — In June 2017, PSCo filed a multi-year request with the CPUC seeking to increase retail natural gas rates approximately $139 million over three years. The request, detailed below, is based on FTYs, a 10.0 percent ROE and an equity ratio of 55.25 percent.

Revenue Request (Millions of Dollars)	2018	2019	2020	Total
Revenue request	$63	$33	$43	$139
Pipeline System Integrity Adjustment (PSIA) rider conversion to base rates (a)	—	94	—	94
Total	$63	$127	$43	$233

Expected year-end rate base (billions of dollars) (b)	$1.5	$2.3	$2.4

(a)
The roll-in of PSIA rider revenue into base rates will not have an impact on customer bills or revenue as these costs are already being recovered through the rider. The recovery of incremental PSIA related investments in 2019 and 2020 are included in the base rate request.

(b)	The additional rate base in 2019 predominantly reflects the roll-in of capital associated with the PSIA rider.

In October 2017, the CPUC Staff and the OCC recommended a single 2016 historic test year (HTY) based on an average 13-month rate base, and opposed a multi-year request. In addition, they recommended an equity ratio of 48.73 percent and 51.2 percent, respectively, and the existing PSIA rider expire with the 2018 rates rolled into base rates beginning Jan. 1, 2019. Planned investments in 2019 and 2020 would be recoverable through a future rate case. The Staff and OCC provide for a recommended 2018 rate increase of approximately $30 million and $39 million, respectively.

Provisional rates, subject to refund, of $63 million were implemented on Jan. 1, 2018.

On Jan. 31, 2018, the CPUC ordered deferred accounting for the impacts of TCJA and opened a statewide TCJA proceeding, as discussed below. In February 2018, the ALJ approved a settlement agreement between PSCo and the CPUC, which reduced provisional rates by $20 million to address the impacts of the TCJA. The CPUC is expected to rule on the regulatory treatment of the TCJA and the natural gas rate case later in 2018.

On April 20, 2018, PSCo filed for a PSIA extension through 2020 in the event that the CPUC does not adopt its multi-year plan proposal.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 above, the circumstances set forth in Notes 11 and 12 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

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

PSCo had approximately 1,571 megawatts (MW) of capacity under long-term PPAs as of March 31, 2018 and Dec. 31, 2017, with entities that have been determined to be variable interest entities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2032.

Environmental Contingencies

Manufactured Gas Plant (MGP), Landfill or Disposal Sites — PSCo is currently involved in investigating and/or remediating several MGP, landfill or other disposal sites. PSCo has identified two sites where contamination is present and where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities that are underway. PSCo anticipates that these investigation or remediation activities will continue through at least 2018. PSCo had accrued $1 million as of March 31, 2018 and an immaterial amount as of Dec. 31, 2017, for these sites. There may be insurance recovery and/or recovery from other potentially responsible parties that will offset any costs incurred. PSCo anticipates that any amounts spent will be fully recovered from customers.

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

Employment, Tort and Commercial Litigation

Line Extension Disputes — In December 2015, Development Recovery Company (DRC) filed a lawsuit in the Denver District Court, stating PSCo failed to award proper allowances and refunds for line extensions to new developments pursuant to the terms of electric and gas service agreements entered into by PSCo and various developers. The dispute involved claims by over fifty developers. In February 2018, the Colorado Supreme Court denied DRC’s petition to appeal the Denver District Court’s dismissal of the lawsuit, effectively terminating this litigation. However, in January 2018, DRC filed a new lawsuit in Boulder County District Court, asserting a single claim that PSCo was required to file its line extension agreements with the CPUC but failed to do so. This claim is substantially similar to the arguments previously raised by DRC. In February 2018, PSCo filed a motion to dismiss. Dates for this proceeding have not been scheduled.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$250	$250
Amount outstanding at period end	48	—
Average amount outstanding	12	—
Maximum amount outstanding	97	20
Weighted average interest rate, computed on a daily basis	1.64%	0.92%
Weighted average interest rate at period end	1.64	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$700	$700
Amount outstanding at period end	95	—
Average amount outstanding	50	54
Maximum amount outstanding	151	268
Weighted average interest rate, computed on a daily basis	1.82%	1.08%
Weighted average interest rate at period end	2.28	N/A

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At March 31, 2018 and Dec. 31, 2017, there were $4 million and $3 million, respectively of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At March 31, 2018, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$99	$601

(a)    This credit facility expires in June 2021.
(b)    Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at March 31, 2018 and Dec. 31, 2017.

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

Specific valuation methods include the following:

Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted net asset value.

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

At March 31, 2018, accumulated other comprehensive losses related to interest rate derivatives included $1.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

PSCo enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. PSCo had no income related to the ineffectiveness of cash flow hedges for the three months ended March 31, 2018 and 2017.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at March 31, 2018 and Dec. 31, 2017:

(Amounts in Thousands) (a)(b)	March 31, 2018	Dec. 31, 2017
Megawatt hours of electricity	21,657	22,260
Million British thermal units of natural gas	11,780	13,410

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three months ended March 31, 2018 and 2017 on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended March 31, 2018
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$398	(a)	$—		$—
Total	$—	$—	$398		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$524	(b)
Natural gas commodity	—	(171)	—		2,749	(c)	(1,581)	(c)
Total	$—	$(171)	$—		$2,749		$(1,057)

	Three Months Ended March 31, 2017
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$398	(a)	$—		$—
Total	$—	$—	$398		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$379	(b)
Natural gas commodity	—	(5,387)	—		282	(c)	(2,990)	(c)
Total	$—	$(5,387)	$—		$282		$(2,611)

(a)	Amounts are recorded to interest charges.

(b)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(c)
Certain derivatives are utilized to mitigate natural gas price risk for electric generation and are recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Amounts for the three months ended March 31, 2018 and 2017 included $1.2 million of settlement losses and $0.9 million of settlement gains, respectively. The remaining derivative settlement gains and losses for the three months ended March 31, 2018 and 2017 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2018 and 2017. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At March 31, 2018, four of PSCo’s 10 most significant counterparties for these activities, comprising $9.8 million or 14 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Five of the 10 most significant counterparties, comprising $22.4 million or 31 percent of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. The one remaining significant counterparty, comprising $21.2 million or 29 percent of this credit exposure, had credit quality less than investment grade, based on ratings from external analysis. Nine of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies or for cross-default contractual provisions that could result in the settlement of such contracts if there was a failure under other financing arrangements related to payment terms or other covenants. At March 31, 2018 and Dec. 31, 2017, there were no derivative instruments in a material liability position with such underlying contract provisions.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2018 and Dec. 31, 2017.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at March 31, 2018:

	March 31, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$587	$7,965	$2	$8,554	$(5,373)	$3,181
Total current derivative assets	$587	$7,965	$2	$8,554	$(5,373)	3,181
PPAs (a)						1,716
Current derivative instruments						$4,897
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$2,298	$—	$2,298	$(1,236)	$1,062
Total noncurrent derivative assets	$—	$2,298	$—	$2,298	$(1,236)	1,062
PPAs (a)						31
Noncurrent derivative instruments						$1,093
Current derivative liabilities
Other derivative instruments:
Commodity trading	$457	$7,528	$1	$7,986	$(5,372)	$2,614
Total current derivative liabilities	$457	$7,528	$1	$7,986	$(5,372)	2,614
PPAs (a)						4,730
Current derivative instruments						$7,344
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$2,224	$—	$2,224	$(1,236)	$988
Total noncurrent derivative liabilities	$—	$2,224	$—	$2,224	$(1,236)	988
PPAs (a)						1,379
Noncurrent derivative instruments						$2,367

(a)
During 2006, PSCo qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2018. At March 31, 2018, derivative assets and liabilities include no obligations to return cash collateral or rights to reclaim cash collateral. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

There were immaterial gains and losses recognized in earnings for Level 3 commodity trading derivatives in the three months ended March 31, 2018 and 2017.

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2018 and 2017.

Fair Value of Long-Term Debt

As of March 31, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	March 31, 2018		Dec. 31, 2017
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,607,825	$4,845,116	$4,608,275	$5,024,840

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of March 31, 2018 and Dec. 31, 2017, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended March 31
(Thousands of Dollars)	2018	2017
Other nonoperating income	$482	$3,431
Interest (expense) income	(136)	375
Insurance policy expense	(77)	(79)
Benefits non-service cost	(29)	(513)
Other nonoperating expense	(9)	(10)
Other income, net	$231	$3,204

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2018
Operating revenues (a)(b)	$698,274	$363,986	$11,038	$—	$1,073,298
Intersegment revenues	112	64	—	(176)	—
Total revenues	$698,386	$364,050	$11,038	$(176)	$1,073,298
Net income	$79,551	$53,712	$459	$—	$133,722

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended March 31, 2017
Operating revenues (a)(b)	$711,388	$356,136	$13,010	$—	$1,080,534
Intersegment revenues	92	56	—	(148)	—
Total revenues	$711,480	$356,192	$13,010	$(148)	$1,080,534
Net income (loss)	$76,144	$34,483	$919	$—	$111,546
(a)    Operating revenues include $1 million and $2 million of affiliate electric revenue for the three months ended March 31, 2018 and 2017.
(b)    Operating revenues include $1 million of other affiliate revenue for the three months ended March 31, 2018 and 2017.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,271	$6,820	$152	$192
Interest cost (a)	11,814	12,640	3,749	4,191
Expected return on plan assets (a)	(17,130)	(17,134)	(5,675)	(5,476)
Amortization of prior service credit (a)	(845)	(803)	(1,545)	(1,562)
Amortization of net loss (a)	7,815	7,089	1,021	961
Net periodic benefit cost (credit)	8,925	8,612	(2,298)	(1,694)
Credits not recognized due to the effects of regulation	1,475	736	—	—
Net benefit cost (credit) recognized for financial reporting	$10,400	$9,348	$(2,298)	$(1,694)

(a)
The components of net periodic cost other than the service cost component are included in the line item “other income, net” in the income statement or capitalized on the balance sheet as a regulatory asset.

In January 2018, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $22.0 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2018.

12.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2018 and 2017 were as follows:

	Three Months Ended March 31, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(26,465)	$(267)	$(26,732)
Losses reclassified from net accumulated other comprehensive loss	300	2	302
Net current period other comprehensive income	300	2	302
Accumulated other comprehensive loss at March 31	$(26,165)	$(265)	$(26,430)

	Three Months Ended March 31, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(22,780)	$(220)	$(23,000)
Losses reclassified from net accumulated other comprehensive loss	246	1	247
Net current period other comprehensive income	246	1	247
Accumulated other comprehensive loss at March 31	$(22,534)	$(219)	$(22,753)

Reclassifications from accumulated other comprehensive loss for the three months ended March 31, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended March 31, 2018		Three Months Ended March 31, 2017
Losses on cash flow hedges:
Interest rate derivatives	$398	(a)	$398	(a)
Total, pre-tax	398		398
Tax benefit	(98)		(152)
Total, net of tax	300		246
Defined benefit pension and postretirement losses:
Amortization of net loss	2	(b)	2	(b)
Total, pre-tax	2		2
Tax benefit	—		(1)
Total, net of tax	2		1
Total amounts reclassified, net of tax	$302		$247

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 for details regarding these benefit plans.

13.	Revenues

PSCo principally generates revenue from the transmission, distribution and sale of electricity and the transportation, distribution and sale of natural gas to wholesale and retail customers. Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. PSCo recognizes revenue in an amount that corresponds directly to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized. Contract terms are generally short-term in nature, and as such PSCo does not recognize a separate financing component of its collections from customers. PSCo presents its revenues net of any excise or other fiduciary-type taxes or fees.

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

Certain rate rider mechanisms qualify as alternative revenue programs under GAAP. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate. When certain criteria are met (including collection within 24 months), revenue is recognized equal to the revenue requirement, which may include return on rate base items and incentives. The mechanisms are revised periodically for differences between the total amount collected and the revenue recognized, which may increase or decrease the level of revenue collected from customers. Alternative revenue is recorded on a gross basis and is disclosed separate from revenue from contracts with customers in the period earned.

In the following tables, revenue is classified by the type of goods/services rendered and market/customer type. The tables also reconcile revenue to the reportable segments.

	Three Months Ended March 31, 2018
(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$227,649	$227,746	$2,696	$458,091
Commercial and industrial (C&I)	343,226	86,028	7,159	436,413
Other	12,176	—	60	12,236
Total retail	583,051	313,774	9,915	906,740
Wholesale	47,890	—	—	47,890
Transmission	12,252	—	—	12,252
Other	18,831	24,929	—	43,760
Total revenue from contracts with customers	662,024	338,703	9,915	1,010,642
Alternative revenue and other	36,250	25,283	1,123	62,656
Total revenues	$698,274	$363,986	$11,038	$1,073,298

	Three Months Ended March 31, 2017
(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$234,434	$225,910	$2,564	$462,908
C&I	359,697	86,242	9,260	455,199
Other	12,675	—	63	12,738
Total retail	606,806	312,152	11,887	930,845
Wholesale	43,576	—	—	43,576
Transmission	14,639	—	—	14,639
Other	16,695	22,610	—	39,305
Total revenue from contracts with customers	681,716	334,762	11,887	1,028,365
Alternative revenue and other	29,672	21,374	1,123	52,169
Total revenues	$711,388	$356,136	$13,010	$1,080,534

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements including the TCJA’s impact to PSCo and its customers, rate base, valuation of deferred tax assets and liabilities, cash flow, and potential regulatory options, as well as assumptions and other statements identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017 and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

Non-GAAP Financial Measures

The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as electric margin and natural gas margin.  Generally, a non-GAAP financial measure is a numerical measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from the most directly comparable measure calculated and presented in accordance with GAAP. PSCo’s management uses non-GAAP measures internally for financial planning and analysis, for reporting of results to the Board of Directors and when communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our operating performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.

Electric margin is presented as electric revenues less electric fuel and purchased power expenses and natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for electric fuel and purchased power and the cost of natural gas sold and transported are generally recovered through various recovery mechanisms, and as a result, changes in these expenses are offset in operating revenues. Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including steam and other operating revenues, cost of sales - steam and other, O&M expenses, DSM expenses, depreciation and amortization and taxes (other than income taxes).

Results of Operations

PSCo’s net income was approximately $134 million for the first quarter of 2018, compared with approximately $112 million for the same period of 2017. The increase was driven by higher natural gas margins (due to the impact of an interim rate increase, subject to refund, and favorable weather) and increased allowance for funds used during construction (AFUDC) primarily related to the Rush Creek wind project. These items were partially offset by higher depreciation expense.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. The following table details the electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2018	2017
Electric revenues	$720	$711
Electric fuel and purchased power	(281)	(289)
Electric margin before impact of the TCJA	$439	$422
Impact of the TCJA (offset as a reduction in income tax expense)	(22)	—
Electric margin	$417	$422

The following tables summarize the components of the changes in electric revenues and electric margin for the three months ended March 31:

Electric Revenues

(Millions of Dollars)	2018 vs. 2017
Demand side management (DSM) program revenues (offset by expenses)	$4
Trading	4
Estimated impact of weather	2
Non-fuel riders	2
Fuel and purchased power cost recovery	(6)
Other, net	3
Total increase in electric revenues before impact of the TCJA	$9
Impact of the TCJA (offset as a reduction in income tax expense)	(22)
Total decrease in electric revenues	$(13)

Electric Margin

(Millions of Dollars)	2018 vs. 2017
DSM program revenues (offset by expenses)	$4
Fuel handling and procurement	3
Conservation incentive	2
Estimated impact of weather	2
Non-fuel riders	2
Other, net	4
Total increase in electric margin before impact of the TCJA	$17
Impact of the TCJA (offset as a reduction in income tax expense)	(22)
Total decrease in electric margin	$(5)

Natural Gas Revenues and Margin

Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms. The following table details natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2018	2017
Natural gas revenues	$372	$356
Cost of natural gas sold and transported	(191)	(196)
Natural gas margin before impact of the TCJA	$181	$160
Impact of the TCJA (offset as a reduction in income tax expense)	(8)	—
Natural gas margin	$173	$160

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the three months ended March 31:

Natural Gas Revenues

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (interim, subject to refund)	$9
Estimated impact of weather	5
Infrastructure and integrity riders	4
Purchased natural gas adjustment clause recovery	(5)
Other, net	3
Total increase in natural gas revenues before impact of the TCJA	$16
Impact of the TCJA (offset as a reduction in income tax expense)	(8)
Total increase in natural gas revenues	$8

Natural Gas Margin

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (interim, subject to refund)	$9
Estimated impact of weather	5
Infrastructure and integrity riders	4
Other, net	3
Total increase in natural gas margin before impact of the TCJA	$21
Impact of the TCJA (offset as a reduction in income tax expense)	(8)
Total increase in natural gas margin	$13

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $2 million, or 1.1 percent, for the first quarter of 2018. The decrease primarily reflects the timing of planned maintenance and overhauls at generation facilities.

DSM Program Expenses — Demand side management (DSM) program expenses increased $5 million, or 16.5 percent, for the first quarter of 2018. The increase was due to higher recovery rates for electric and natural gas sales. DSM expenses are generally recovered concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization expense increased $7 million, or 5.8 percent, for the first quarter of 2018. The increase was primarily attributable to capital investments due to planned system investments.

AFUDC, Equity and Debt — AFUDC increased $9 million for the first quarter of 2018.  The increase was primarily due to the Rush Creek wind project.

Income Taxes — Income tax expense decreased $26 million for the first quarter of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA and an increase in plant-related regulatory differences related to ARAM. These were partially offset by the deferral of ARAM. The ETR was 22.6 percent for the first quarter of 2018 compared with 36.9 percent for the same period of 2017. The lower ETR in 2018 is primarily due to the items referenced above.

Public Utility Regulation

Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 1 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Colorado Energy Plan (CEP) — In 2016, PSCo filed its 2016 Electric Resource Plan (ERP) which included the estimated need for additional generation resources through spring of 2024. In 2017, PSCo filed an updated capacity need with the CPUC of 450 MW in 2023.

In 2017, PSCo and various other stakeholders filed a stipulation agreement (Stipulation) proposing the CEP, an alternative plan that increases the amount of new renewable resources sought under the ERP. The CEP would increase PSCo’s potential capacity need up to 1,110 MW due to the proposed retirement of two coal units. The major components include:

•	Early retirement of 660 MWs of coal-fired generation at Comanche Units 1 (2022) and 2 (2025);

•	Accelerated depreciation for the early retirement of the two Comanche units and establishment of a regulatory asset to collect the incremental depreciation expense and related costs;

•	A request for proposal (RFP) for up to 1,000 MW of wind, 700 MW of solar and 700 MW of natural gas and/or storage;

•	Utility ownership targets of 50 percent renewable generation resources and 75 percent of natural gas-fired, storage, or renewable with storage generation resources; and

•	Reduction of the renewable energy standard adjustment rider (RESA), from two percent to one percent effective beginning 2021 or 2022.

In March 2018, the CPUC required additional portfolio requirements beyond the terms of the Stipulation. The CPUC requested PSCo to present 750 MW and 1,100 MW portfolios, and to include a least-cost portfolio in addition to the recommended portfolio. They also requested a scenario without the RESA reduction offsetting the cost of accelerated depreciation. The order did not explicitly approve the Stipulation and deferred action on issues such as the treatment of accelerated depreciation which is being addressed in a separate proceeding.

PSCo is currently evaluating bids from a RFP and anticipates filing its recommended portfolios in May 2018.  A CPUC decision on the recommended portfolio is anticipated in the summer of 2018.

Mountain West Transmission Group (MWTG) — PSCo, along with nine other electric service providers from the Rocky Mountain region, had considered creating and operating a joint transmission tariff to increase wholesale market efficiency and improve regional transmission planning.  The MWTG sought opportunities to reduce customer costs, and maximize resource and electric grid utilization.  Negotiations with the Southwest Power Pool (SPP) commenced in 2017 in order to develop potential terms for participation in the Regional Transmission Organization. As these negotiations developed, PSCo determined that the likely level of benefits was not sufficient to support continued engagement. On April 20, 2018, PSCo notified SPP, regulators and the other MWTG utility members that it was ending its participation in the regional effort.

Public Utility Regulatory Policies Act (PURPA) Enforcement Complaint against CPUC — Sustainable Power Group, LLC (sPower) has proposed to construct 800 MW of solar generation and 700 MW of wind generation in Colorado and is seeking to require PSCo to contract for these resources under PURPA. In 2017, sPower filed a complaint for declaratory and injunctive relief in the United States District Court for the District of Colorado (District Court) requesting that the court find a December 2016 CPUC ruling that a qualifying facility must be a successful bidder in a PSCo resource acquisition bidding process violated PURPA and FERC rules. PSCo intervened in that proceeding and the CPUC filed a motion to dismiss. In June 2017, the United States Magistrate Judge issued a recommendation to the District Court that sPower’s complaint be dismissed because sPower failed to establish that it faced a substantial risk of harm. In October 2017, the District Court denied the CPUC’s motion to dismiss and instead allowed sPower to file an amended complaint. The case effectively started over, and PSCo intervened. The CPUC filed a motion to dismiss the amended complaint which is currently pending before the District Court. In February 2018, the Magistrate Judge recommended the CPUC motion to dismiss be denied. The CPUC and PSCo filed objections in March 2018. The timing of a resolution in this case is unclear.

OATT Reform — In late March 2018, PSCo filed for changes to its OATT with the FERC. The tariff change would allow large generating interconnection agreements to be suspended only due to a force majeure event and would apply only to new contracts on a prospective basis.  In April 2018, certain parties filed comments opposing the PSCo tariff change.  FERC action is pending.  PSCo has also initiated a larger stakeholder process to achieve broader queue reform and anticipates filing additional tariff changes later in 2018.  On April 19, 2018, FERC issued a final rule requiring queue reforms in addition (but generally complimentary) to reforms PSCo already contemplated; compliance tariff filings will be due in third quarter 2018.  PSCo currently has more than 22,000 MW of new generator projects in its interconnection queue.

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

Xcel Energy, which includes PSCo, attempts to mitigate the risk of regulatory penalties through formal training on prohibited practices and a compliance function that reviews interaction with the markets under FERC and Commodity Futures Trading Commission jurisdictions. Public campaigns are conducted to raise awareness of the public safety issues of interacting with our electric systems. While programs to comply with regulatory requirements are in place, there is no guarantee the compliance programs or other measures will be sufficient to ensure against violations.

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2018, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

Item 1A — RISK FACTORS

PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2017, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

Item 6 — EXHIBITS

*	Indicates incorporation by reference

3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998 (Exhibit 3.01 to Form 10-Q for the quarter ended Sept. 30, 2017 (file no. 001-03280)).
3.02*	By-Laws of PSCo as Amended and Restated on Sept. 26, 2013 (Exhibit 3.02 to Form 10-Q/A for the quarter ended Sept. 30, 2013 (file no. 001-03280)).
4.01*
Indenture, dated as of Oct. 1, 1993, between PSCo and Morgan Guaranty Trust Company of New York, as trustee, providing for the issuance of first mortgage bonds (Exhibit 4(d)(3) to Form S-3 of Xcel Energy filed April 18, 2018 (file no. 333-224333)).

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
101
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

April 27, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)