Form 10-Q
period 2018-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2018-07-27
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 27, 2018
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H (1) (a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H (2) to such Form 10-Q.

PART I — FINANCIAL INFORMATION

Item l —	Financial Statements (Unaudited)	3
Item 2 —	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26
Item 4 —	Controls and Procedures	31

PART II — OTHER INFORMATION

Item 1 —	Legal Proceedings	32
Item 1A —	Risk Factors	32
Item 6 —	Exhibits	32

SIGNATURES		33

Certifications Pursuant to Section 302		1
Certifications Pursuant to Section 906		1
Statement Pursuant to Private Litigation		1

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Operating revenues
Electric	$716,195	$729,920	$1,414,469	$1,441,308
Natural gas	186,661	192,777	550,647	548,913
Steam and other	9,010	8,219	20,048	21,229
Total operating revenues	911,866	930,916	1,985,164	2,011,450

Operating expenses
Electric fuel and purchased power	271,891	279,522	553,061	568,349
Cost of natural gas sold and transported	58,559	70,258	249,824	266,660
Cost of sales — steam and other	3,664	3,507	7,540	7,893
Operating and maintenance expenses	188,991	187,394	372,066	372,482
Demand side management expenses	33,202	29,928	65,954	58,032
Depreciation and amortization	116,553	117,513	238,160	232,507
Taxes (other than income taxes)	49,743	49,470	102,400	99,268
Total operating expenses	722,603	737,592	1,589,005	1,605,191

Operating income	189,263	193,324	396,159	406,259

Other income, net	799	1,319	1,030	4,523
Allowance for funds used during construction — equity	13,555	6,341	24,499	10,949

Interest charges and financing costs
Interest charges — includes other financing costs of $1,601 and $1,543, $3,173, and $3,064 respectively	51,221	46,424	101,142	92,306
Allowance for funds used during construction — debt	(5,205)	(2,438)	(9,786)	(4,344)
Total interest charges and financing costs	46,016	43,986	91,356	87,962

Income before income taxes	157,601	156,998	330,332	333,769
Income taxes	35,305	56,411	74,314	121,636
Net income	$122,296	$100,587	$256,018	$212,133

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Net income	$122,296	$100,587	$256,018	$212,133

Other comprehensive income (loss)

Pension and retiree medical benefits:
Amortization of losses included in net periodic benefit cost, net of tax of $0, $1, $0, and $2, respectively	2	1	4	2

Derivative instruments:
Reclassification of losses to net income, net of tax of $99, $153, $197 and $305, respectively	303	250	603	496

Other comprehensive income	305	251	607	498
Comprehensive income	$122,601	$100,838	$256,625	$212,631

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Six Months Ended June 30
	2018	2017
Operating activities
Net income	$256,018	$212,133
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	240,577	234,143
Demand side management program amortization	—	672
Deferred income taxes	25,579	126,252
Amortization of investment tax credits	(1,399)	(1,401)
Allowance for equity funds used during construction	(24,499)	(10,949)
Net realized and unrealized hedging and derivative transactions	(1,917)	1,951
Other	1	—
Changes in operating assets and liabilities:
Accounts receivable	21,991	24,042
Accrued unbilled revenues	66,497	81,649
Inventories	44,769	38,452
Prepayments and other	1,522	(4,837)
Accounts payable	(22,097)	(51,894)
Net regulatory assets and liabilities	30,405	(2,499)
Other current liabilities	(119,132)	(67,418)
Pension and other employee benefit obligations	(27,457)	(16,543)
Change in other noncurrent assets	3,880	(717)
Change in other noncurrent liabilities	(14,546)	(228)
Net cash provided by operating activities	480,192	562,808

Investing activities
Utility capital/construction expenditures	(825,463)	(609,369)
Allowance for equity funds used during construction	24,499	10,949
Investments in utility money pool arrangement	(198,000)	(777,000)
Repayments from utility money pool arrangement	56,000	625,000
Other, net	—	(657)
Net cash used in investing activities	(942,964)	(751,077)

Financing activities
Repayments of short-term borrowings, net	—	(129,000)
Borrowings under utility money pool arrangement	526,000	40,000
Repayments under utility money pool arrangement	(526,000)	(40,000)
Proceeds from issuance of long-term debt	692,697	394,611
Capital contributions from parent	216,508	82,475
Dividends paid to parent	(171,546)	(161,312)
Other	(118)	(110)
Net cash provided by financing activities	737,541	186,664

Net change in cash and cash equivalents	274,769	(1,605)
Cash and cash equivalents at beginning of period	7,513	5,926
Cash and cash equivalents at end of period	$282,282	$4,321

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(88,912)	$(84,452)
Cash paid for income taxes, net	(96,448)	(12,195)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$131,823	$103,774

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	June 30, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$282,282	$7,513
Accounts receivable, net	272,293	294,403
Accounts receivable from affiliates	38,650	14,719
Investments in utility money pool arrangement	162,000	20,000
Accrued unbilled revenues	229,304	295,801
Inventories	169,720	214,489
Regulatory assets	76,419	77,337
Derivative instruments	5,340	3,197
Prepayments and other	39,237	35,720
Total current assets	1,275,245	963,179

Property, plant and equipment, net	14,541,078	14,025,751

Other assets
Regulatory assets	980,811	950,258
Derivative instruments	2,716	1,009
Other	23,259	27,429
Total other assets	1,006,786	978,696
Total assets	$16,823,109	$15,967,626

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$705,869	$305,577
Accounts payable	433,822	492,829
Accounts payable to affiliates	38,395	58,749
Regulatory liabilities	95,053	66,126
Taxes accrued	108,812	222,517
Accrued interest	49,803	48,552
Dividends payable to parent	100,338	76,195
Derivative instruments	5,428	7,348
Other	92,583	92,333
Total current liabilities	1,630,103	1,370,226

Deferred credits and other liabilities
Deferred income taxes	1,678,207	1,644,476
Deferred investment tax credits	26,459	27,858
Regulatory liabilities	1,926,944	1,933,488
Asset retirement obligations	355,028	347,769
Derivative instruments	2,471	3,468
Customer advances	170,659	162,614
Pension and employee benefit obligations	260,012	287,783
Other	49,454	58,923
Total deferred credits and other liabilities	4,469,234	4,466,379

Commitments and contingencies
Capitalization
Long-term debt	4,594,193	4,302,698
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at June 30, 2018 and Dec. 31, 2017, respectively	—	—
Additional paid in capital	4,273,146	4,032,826
Retained earnings	1,882,558	1,822,229
Accumulated other comprehensive loss	(26,125)	(26,732)
Total common stockholder’s equity	6,129,579	5,828,323
Total liabilities and equity	$16,823,109	$15,967,626

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of June 30, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income, for the three and six months ended June 30, 2018 and 2017; and its cash flows for the six months ended June 30, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2017. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 23, 2018. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. PSCo has not yet fully determined the impacts of implementation. However, adoption is expected to occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and proposed in Targeted Improvements, Topic 842 (Proposed ASU 2018-200). On Jan. 1, 2019 agreements considered leases for the use of office space, equipment and natural gas storage assets, as well as certain purchased power agreements (PPAs) for fossil-fueled generating facilities are expected to be recognized on the consolidated balance sheet.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. PSCo implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a significant impact on PSCo’s consolidated financial statements. For related disclosures, see Note 13 to the consolidated financial statements.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of the application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. PSCo implemented the new guidance on Jan. 1, 2018, and as a result, $1.0 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the consolidated income statement for the six months ended June 30, 2017. Under a practical expedient permitted by the standard, PSCo used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Accounts receivable, net
Accounts receivable	$290,832	$314,009
Less allowance for bad debts	(18,539)	(19,606)
	$272,293	$294,403

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$70,940	$68,940
Fuel	62,532	73,893
Natural gas	36,248	71,656
	$169,720	$214,489

(Thousands of Dollars)	June 30, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$12,780,963	$12,627,592
Natural gas plant	4,211,977	4,102,075
Common and other property	1,040,638	1,022,333
Plant to be retired (a)	10,306	10,949
Construction work in progress	1,444,140	1,014,338
Total property, plant and equipment	19,488,024	18,777,287
Less accumulated depreciation	(4,946,946)	(4,751,536)
	$14,541,078	$14,025,751

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

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Six Months Ended June 30
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax, net of federal tax effect	3.7	3.0
Increases (decreases) in tax from:
Regulatory differences - ARAM (a)	(3.2)	(0.1)
Regulatory differences - ARAM deferral (b)	3.0	—
Regulatory differences - other utility plant items	(1.3)	(0.9)
Tax credits, net of federal income tax expense	(1.0)	(0.7)
Other, net	0.3	0.1
Effective income tax rate	22.5%	36.4%

(a)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(b)	As we receive direction from our regulatory commissions regarding the return of excess deferred taxes (to our customers resulting from the Tax Cuts and Jobs Act
(TCJA)), the ARAM deferral may decrease during the year, which would result in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — PSCO is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2011	December 2018
2012 - 2014	October 2019
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. The IRS proposed an adjustment to the federal tax loss carryback claims and in 2015, the IRS forwarded the issue to the Office of Appeals (Appeals). In 2017 Xcel Energy and Appeals reached an agreement and the benefit related to the agreed upon portions was recognized. PSCo did not accrue any income tax benefit related to this adjustment. In the second quarter of 2018, the Joint Committee on Taxation completed its review and took no exception to the agreement. As a result, the remaining unrecognized tax benefit was released and recorded as a payable to the IRS.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). After evaluating the proposed adjustment Xcel Energy filed a protest with the IRS. As of June 30, 2018, the case has been forwarded to Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2018, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	June 30, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$4.4	$4.0
Unrecognized tax benefit — Temporary tax positions	5.0	6.1
Total unrecognized tax benefit	$9.4	$10.1

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	June 30, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(4.7)	$(4.0)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and the IRS and state audits resume. As the IRS Appeals progresses and the IRS audit resumes, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $8 million.

The payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. The payables for interest related to unrecognized tax benefits at June 30, 2018, and Dec. 31, 2017 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Note 5 to the consolidated financial statements to PSCo’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

The specific impacts of the TCJA on customer rates are subject to regulatory approval. Each of the states in Xcel Energy’s service areas, including Colorado, have opened dockets to address the impacts of the TCJA.

Colorado Natural Gas — In February 2018, the administrative law judge (ALJ) approved PSCo and the Colorado Public Utilities Commission (CPUC) Staff’s TCJA settlement agreement which includes a $20 million reduction to provisional rates effective March 1, 2018. A final true-up would provide customers the full net benefit of the TCJA retroactive to January 2018.

Colorado Electric — In April 2018, PSCo, the CPUC Staff and the Office of Consumer Counsel (OCC) filed a TCJA settlement agreement that recommended a customer refund of $42 million in 2018, with the remainder of $59 million be used to accelerate the amortization of an existing prepaid pension asset.  In June 2018, the CPUC approved the customer refund of $42 million, effective June 1, 2018. The CPUC set the decision regarding the remainder of the $59 million for hearing before an ALJ. Revisions to the TCJA settlement will be addressed in a future electric rate case.

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

In March 2018, PSCo, CPUC Staff and OCC reached a settlement and filed a motion with the CPUC requesting changes to the procedural schedule and scope of the electric case, which included delaying the implementation of provisional rates from June 2018 to January 2019 and requiring PSCo to file updated test year information for 2019 through 2021 which included the impacts of TCJA. In April 2018, the CPUC denied the motion on procedural grounds and dismissed the electric rate case.

Colorado 2017 Multi-Year Natural Gas Rate Case — In June 2017, PSCo filed a multi-year request with the CPUC seeking to increase retail natural gas rates approximately $139 million over three years. The request, detailed below, was based on FTYs, a 10.0 percent ROE and an equity ratio of 55.25 percent.

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

In February 2018, the administrative law judge (ALJ) approved a TCJA settlement agreement between PSCo and the CPUC Staff, which reduced provisional rates by $20 million, based on a preliminary TCJA estimate of $29 million. The settlement remains subject to CPUC approval. The impact of the TCJA will be trued-up later in 2018. Annualized provisional rates of approximately $43 million were effective March 1, 2018.

In May 2018, the ALJ issued an interim recommended decision which would result in a 2018 overall rate increase of approximately $46 million, prior to the impact of the TCJA. The estimated rate increase reflects a 2016 HTY with a 13-month average rate base of $1.6 billion, a ROE of 9.35 percent and an equity ratio of 54.2 percent.
On July 12, 2018, the CPUC deliberated and approved several of the ALJ’s recommendations including application of a 2016 HTY, with a 13-month average rate base, and an ROE of 9.35 percent.  The CPUC adjusted the equity ratio to 54.6 percent and provided no return on the prepaid pension and retiree medical asset.  With these adjustments the total rate increase, prior to TCJA impacts, would be $47 million.

The estimated impact of the CPUC’s decision is presented below:

(Millions of Dollars)	Estimated Impact of the CPUC’s Decision
Filed 2018 revenue request based on a FTY	$63
Impact of the change in test year	5
PSCo’s deficiency based on a 2016 HTY - year-end rate base	68

Adjustments:
ROE at 9.35 percent	(9)
Equity ratio of 54.6 percent	(2)
Change in amortization period for certain regulatory assets, including a debt return	(6)
Loss of return on prepaid pension and retiree medical	(4)
Change from 2016 year-end to average rate base	(5)
Other, net	5
Total adjustments	(21)

Total rate increase, prior to the TCJA impacts	$47
The CPUC is expected to issue its order on the natural gas rate case in the third quarter of 2018. The CPUC is expected to issue a final decision with the impacts of the TCJA, later in 2018.

Provisional rates, subject to refund, were implemented on Jan. 1, 2018. A current liability which represents PSCo’s best estimate of a refund obligation associated with provisional rates was recorded as of June 30, 2018.

PSIA Rider
In June 2018, PSCo filed for an extension to the PSIA rider through 2020. PSCo requested an expedited decision by Nov. 15, 2018. PSCo also requested authorization to roll-in recovery of costs in the current PSIA rider into base rates effective Jan. 1, 2019, if the CPUC rejects the proposed PSIA extension or fails to rule on the request by the end of 2018.

Additionally, PSCo reduced PSIA revenues by approximately $8 million for 2018 for the impact of the TCJA, effective May 1, 2018. PSIA revenues are subject to the CPUC approved PSIA rider true-up process.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 to the consolidated financial statements, the circumstances set forth in Notes 11 and 12 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Notes 5 and 6 to PSCo’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

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

PSCo had approximately 1,571 Megawatts (MW) of capacity under long-term PPAs as of June 30, 2018 and Dec. 31, 2017, with entities that have been determined to be variable interest entities. PSCo has concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have various expiration dates through 2032.

Environmental Contingencies

Manufactured Gas Plant (MGP), Landfill or Disposal Sites — PSCo is currently involved in investigating and/or remediating several MGP, landfill or other disposal sites. PSCo has identified four sites where contamination is present and where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities. PSCo anticipates that these investigation or remediation activities will continue through at least 2018. PSCo accrued $2 million as of June 30, 2018 and an immaterial amount as of Dec. 31, 2017, for these sites. There may be insurance recovery and/or recovery from other potentially responsible parties that will offset any costs incurred. PSCo anticipates that any amounts spent will be fully recovered from customers.

Environmental Requirements

Air
Revisions to the National Ambient Air Quality Standard (NAAQS) for Ozone - In 2015, the EPA revised the NAAQS for ozone by lowering the eight-hour standard from 75 parts per billion (ppb) to 70 ppb. PSCo meets the 2015 ozone standard in all areas where its generating units operate, except for the Denver Metropolitan Area. PSCo’s retirement of its coal fired plants in the Denver non-attainment area helped Colorado’s plan to mitigate non-attainment. In June 2018, the EPA designated the parts of the Denver Metropolitan Area that currently do not attain the 2008 ozone standards as also not attaining the more stringent 2015 ozone standard. Colorado will continue to consider further reductions that are available in the non-attainment area as it develops plans to meet the ozone standards. The gas plants that operate in PSCo’s non-attainment area may be required to improve or add controls, implement further work practices and/or implement enhanced emissions monitoring as part of future Colorado state plans.

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

Employment, Tort and Commercial Litigation

Line Extension Disputes — In December 2015, Development Recovery Company (DRC) filed a lawsuit in the Denver District Court, stating PSCo failed to award proper allowances and refunds for line extensions to new developments pursuant to the terms of electric and gas service agreements entered into by PSCo and various developers. The dispute involved claims by over fifty developers. In February 2018, the Colorado Supreme Court denied DRC’s petition to appeal the Denver District Court’s dismissal of the lawsuit, effectively terminating this litigation. However, in January 2018, DRC filed a new lawsuit in Boulder County District Court, asserting a single claim that PSCo was required to file its line extension agreements with the CPUC but failed to do so. This claim is substantially similar to the arguments previously raised by DRC. PSCo filed a motion to dismiss this claim, which was granted in May 2018. DRC subsequently filed an appeal to the Colorado Court of Appeals. It is uncertain when a decision will be rendered regarding this appeal.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	60	—
Maximum amount outstanding	156	20
Weighted average interest rate, computed on a daily basis	1.84%	0.92%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$700	$700
Amount outstanding at period end	—	—
Average amount outstanding	84	54
Maximum amount outstanding	257	268
Weighted average interest rate, computed on a daily basis	2.17%	1.08%
Weighted average interest rate at period end	N/A	N/A

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At June 30, 2018 and Dec. 31, 2017, there were $4 million and $3 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At June 30, 2018, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$4	$696

(a)    This credit facility expires in June 2021.
(b)    Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2018 and Dec. 31, 2017.

Long-Term Borrowings

PSCo issued $350 million of 3.70 percent first mortgage green bonds due June 15, 2028 and $350 million of 4.10 percent first mortgage green bonds due June 15, 2048.

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

At June 30, 2018, accumulated other comprehensive losses related to interest rate derivatives included $1.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.

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

PSCo enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. PSCo had no income related to the ineffectiveness of cash flow hedges for the three and six months ended June 30, 2018 and 2017.

Additionally, PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

The following table details the gross notional amounts of commodity forwards and options at June 30, 2018 and Dec. 31, 2017:

(Amounts in Thousands) (a)(b)	June 30, 2018	Dec. 31, 2017
Megawatt hours of electricity	20,813	22,260
Million British thermal units of natural gas	18,798	13,410

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three months ended June 30, 2018 and 2017 on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended June 30, 2018
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$402	(a)	$—	$—
Total	$—	$—	$402		$—	$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—	$200	(b)
Natural gas commodity	—	(249)	—		—	—	(c)
Total	$—	$(249)	$—		$—	$200

	Six Months Ended June 30, 2018
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax (Gains) Losses Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$800	(a)	$—		$—
Total	$—	$—	$800		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$724	(b)
Natural gas commodity	—	(420)	—		2,749	(c)	(1,581)	(c)
Total	$—	$(420)	$—		$2,749		$(857)

	Three Months Ended June 30, 2017
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$403	(a)	$—	$—
Total	$—	$—	$403		$—	$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—	$(192)	(b)
Natural gas commodity	—	(1,621)	—		—	—	(c)
Total	$—	$(1,621)	$—		$—	$(192)

	Six Months Ended June 30, 2017
	Pre-Tax Fair Value Losses Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$801	(a)	$—		$—
Total	$—	$—	$801		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$187	(b)
Natural gas commodity	—	(7,008)	—		282	(c)	(2,990)	(c)
Total	$—	$(7,008)	$—		$282		$(2,803)

(a)	Amounts are recorded to interest charges.

(b)
Amounts are recorded to interest charges. Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(c)
Certain derivatives are utilized to mitigate natural gas price risk for electric generation and are recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Amounts for the three and six months ended June 30, 2018 included no settlement gains or losses and $1.2 million of settlement losses, respectively. Amounts for the three and six months ended June 30, 2017 included no settlement gains or losses and $0.9 million of settlement gains, respectively. The remaining derivative settlement gains and losses for the six months ended June 30, 2018 and 2017 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2018 and 2017. Therefore, no gains or losses from fair value hedges or related hedged transactions were recognized for these periods.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At June 30, 2018, four of PSCo’s 10 most significant counterparties for these activities, comprising $27.6 million or 47 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Five of the 10 most significant counterparties, comprising $12.2 million or 21 percent of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. The one remaining significant counterparty, comprising $5.2 million or 9 percent of this credit exposure, had credit quality less than investment grade, based on ratings from external analysis. Nine of these significant counterparties are municipal or cooperative electric entities, or other utilities.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the balance sheet, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies or for cross-default contractual provisions that could result in the settlement of such contracts if there was a failure under other financing arrangements related to payment terms or other covenants. At June 30, 2018 and Dec. 31, 2017, there were no derivative instruments in a material liability position with such underlying contract provisions.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2018 and Dec. 31, 2017.

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at June 30, 2018:

	June 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$332	$12,812	$118	$13,262	$(9,729)	$3,533
Natural gas commodity	—	919	—	919	—	919
Total current derivative assets	$332	$13,731	$118	$14,181	$(9,729)	4,452
PPAs (a)						888
Current derivative instruments						$5,340
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$1	$2,715	$—	$2,716	$—	$2,716
Total noncurrent derivative assets	$1	$2,715	$—	$2,716	$—	2,716
PPAs (a)						—
Noncurrent derivative instruments						$2,716

	June 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$333	$12,409	$—	$12,742	$(12,474)	$268
Total current derivative liabilities	$333	$12,409	$—	$12,742	$(12,474)	268
PPAs (a)						5,160
Current derivative instruments						$5,428
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$2,382	$—	$2,382	$—	$2,382
Total noncurrent derivative liabilities	$—	$2,382	$—	$2,382	$—	2,382
PPAs (a)						89
Noncurrent derivative instruments						$2,471

(a)
During 2006, PSCo qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2018. At June 30, 2018, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $2.7 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

(a)
During 2006, PSCo qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

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

There were $0.1 million of gains recognized in earnings for Level 3 commodity trading derivatives in the three and six months ended June 30, 2018. There were immaterial gains and losses recognized in earnings for Level 3 commodity trading derivatives in the three and six months ended June 30, 2017.

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2018 and 2017.

Fair Value of Long-Term Debt

As of June 30, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	June 30, 2018		Dec. 31, 2017
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,300,062	$5,464,543	$4,608,275	$5,024,840

The fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. The fair value estimates are based on information available to management as of June 30, 2018 and Dec. 31, 2017, and given the observability of the inputs to these estimates, the fair values presented for long-term debt have been assigned a Level 2.

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended June 30		Six Months Ended June 30
(Thousands of Dollars)	2018	2017	2018	2017
Interest income	$508	$609	$372	$984
Other nonoperating income	483	1,326	956	4,747
Insurance policy expense	(73)	(103)	(150)	(182)
Benefits non-service cost	(119)	(513)	(148)	(1,026)
Other income, net	$799	$1,319	$1,030	$4,523

10.	Segment Information

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

To report income from operations for regulated electric and regulated natural gas utility segments, the majority of costs are directly assigned to each segment. However, some costs, such as common depreciation, common operating and maintenance (O&M) expenses and interest expense are allocated based on cost causation allocators. A general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2018
Operating revenues (a)(b)	$716,195	$186,661	$9,010	$—	$911,866
Intersegment revenues	76	79	—	(155)	—
Total revenues	$716,271	$186,740	$9,010	$(155)	$911,866
Net income (loss)	$101,956	$20,963	$(623)	$—	$122,296

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended June 30, 2017
Operating revenues (a)(b)	$729,920	$192,777	$8,219	$—	$930,916
Intersegment revenues	67	40	—	(107)	—
Total revenues	$729,987	$192,817	$8,219	$(107)	$930,916
Net income	$87,403	$12,835	$349	$—	$100,587
(a)    Operating revenues include $0 million of affiliate electric revenue for the three months ended June 30, 2018 and 2017.
(b)    Operating revenues include $1 million of other affiliate revenue for the three months ended June 30, 2018 and 2017.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2018
Operating revenues from external customers	$1,414,469	$550,647	$20,048	$—	$1,985,164
Intersegment revenues	188	143	—	(331)	—
Total revenues	$1,414,657	$550,790	$20,048	$(331)	$1,985,164
Net income (loss)	$181,507	$74,675	$(164)	$—	$256,018

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Six Months Ended June 30, 2017
Operating revenues from external customers	$1,441,308	$548,913	$21,229	$—	$2,011,450
Intersegment revenues	159	96	—	(255)	—
Total revenues	$1,441,467	$549,009	$21,229	$(255)	$2,011,450
Net income	$163,547	$47,318	$1,268	$—	$212,133
(a)    Operating revenues include $0 million and $1 million of affiliate electric revenue for the six months ended June 30, 2018 and 2017.
(b)    Operating revenues include $2 million of other affiliate revenue for the six months ended June 30, 2018 and 2017.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,271	$6,820	$152	$192
Interest cost (a)	11,814	12,640	3,748	4,191
Expected return on plan assets (a)	(17,130)	(17,134)	(5,674)	(5,476)
Amortization of prior service credit (a)	(845)	(803)	(1,544)	(1,562)
Amortization of net loss (a)	7,815	7,089	1,021	961
Net periodic benefit cost (credit)	8,925	8,612	(2,297)	(1,694)
Credits not recognized due to the effects of regulation	895	426	—	—
Net benefit cost (credit) recognized for financial reporting	$9,820	$9,038	$(2,297)	$(1,694)

	Six Months Ended June 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$14,542	$13,640	$304	$384
Interest cost (a)	23,628	25,280	7,497	8,382
Expected return on plan assets (a)	(34,260)	(34,268)	(11,349)	(10,952)
Amortization of prior service credit (a)	(1,690)	(1,606)	(3,089)	(3,124)
Amortization of net loss (a)	15,630	14,178	2,042	1,922
Net periodic benefit cost (credit)	17,850	17,224	(4,595)	(3,388)
Credits not recognized due to the effects of regulation	2,370	1,162	—	—
Net benefit cost (credit) recognized for financial reporting	$20,220	$18,386	$(4,595)	$(3,388)

(a)
The components of net periodic cost other than the service cost component are included in the line item “other income, net” in the income statement or capitalized on the balance sheet as a regulatory asset.

In January 2018, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $22.0 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2018.

12.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2018 and 2017 were as follows:

	Three Months Ended June 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(26,165)	$(265)	$(26,430)
Losses reclassified from net accumulated other comprehensive loss	303	2	305
Net current period other comprehensive income	303	2	305
Accumulated other comprehensive loss at June 30	$(25,862)	$(263)	$(26,125)

	Three Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(22,534)	$(219)	$(22,753)
Losses reclassified from net accumulated other comprehensive loss	250	1	251
Net current period other comprehensive income	250	1	251
Accumulated other comprehensive loss at June 30	$(22,284)	$(218)	$(22,502)

	Six Months Ended June 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(26,465)	$(267)	$(26,732)
Losses reclassified from net accumulated other comprehensive loss	603	4	607
Net current period other comprehensive income	603	4	607
Accumulated other comprehensive loss at June 30	$(25,862)	$(263)	$(26,125)

	Six Months Ended June 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(22,780)	$(220)	$(23,000)
Losses reclassified from net accumulated other comprehensive loss	496	2	498
Net current period other comprehensive income	496	2	498
Accumulated other comprehensive loss at June 30	$(22,284)	$(218)	$(22,502)

Reclassifications from accumulated other comprehensive loss for the three and six months ended June 30, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended June 30, 2018		Three Months Ended June 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$402	(a)	$403	(a)
Total, pre-tax	402		403
Tax benefit	(99)		(153)
Total, net of tax	303		250
Defined benefit pension and postretirement losses:
Amortization of net loss	2	(b)	2	(b)
Total, pre-tax	2		2
Tax benefit	—		(1)
Total, net of tax	2		1
Total amounts reclassified, net of tax	$305		$251

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Six Months Ended June 30, 2018		Six Months Ended June 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$800	(a)	$801	(a)
Total, pre-tax	800		801
Tax benefit	(197)		(305)
Total, net of tax	$603		$496
Defined benefit pension and postretirement losses:
Amortization of net loss	$4	(b)	$4	(b)
Total, pre-tax	4		4
Tax benefit	—		(2)
Total, net of tax	4		2
Total amounts reclassified, net of tax	$607		$498

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 to the consolidated financial statements for details regarding these benefit plans.

13.	Revenues

PSCo principally generates revenue from the generation, transmission, distribution and sale of electricity and the transportation, distribution and sale of natural gas to wholesale and retail customers. Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. PSCo recognizes revenue in an amount that corresponds directly to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs on a systematic basis throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized. Contract terms are generally short-term in nature, and as such PSCo does not recognize a separate financing component of its collections from customers. PSCo presents its revenues net of any excise or other fiduciary-type taxes or fees.

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

	Three Months Ended June 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$222,687	$104,000	$2,560	$329,247
Commercial and industrial (C&I)	383,707	38,904	5,326	427,937
Other	11,455	—	—	11,455
Total retail	617,849	142,904	7,886	768,639
Wholesale	36,148	—	—	36,148
Transmission	13,159	—	—	13,159
Other	14,696	18,845	—	33,541
Total revenue from contracts with customers	681,852	161,749	7,886	851,487
Alternative revenue and other	34,343	24,912	1,124	60,379
Total revenues	$716,195	$186,661	$9,010	$911,866

	Three Months Ended June 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$225,921	$117,393	$2,639	$345,953
C&I	392,280	45,032	4,457	441,769
Other	11,711	—	—	11,711
Total retail	629,912	162,425	7,096	799,433
Wholesale	41,579	—	—	41,579
Transmission	13,180	—	—	13,180
Other	16,837	20,040	—	36,877
Total revenue from contracts with customers	701,508	182,465	7,096	891,069
Alternative revenue and other	28,412	10,312	1,123	39,847
Total revenues	$729,920	$192,777	$8,219	$930,916

	Six Months Ended June 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$450,336	$331,746	$5,256	$787,338
C&I	726,933	124,932	12,485	864,350
Other	23,631	—	60	23,691
Total retail	1,200,900	456,678	17,801	1,675,379
Wholesale	84,038	—	—	84,038
Transmission	25,411	—	—	25,411
Other	33,527	43,774	—	77,301
Total revenue from contracts with customers	1,343,876	500,452	17,801	1,862,129
Alternative revenue and other	70,593	50,195	2,247	123,035
Total revenues	$1,414,469	$550,647	$20,048	$1,985,164

	Six Months Ended June 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$460,355	$343,303	$5,203	$808,861
C&I	751,977	131,274	13,717	896,968
Other	24,386	—	63	24,449
Total retail	1,236,718	474,577	18,983	1,730,278
Wholesale	85,155	—	—	85,155
Transmission	27,819	—	—	27,819
Other	33,532	42,650	—	76,182
Total revenue from contracts with customers	1,383,224	517,227	18,983	1,919,434
Alternative revenue and other	58,084	31,686	2,246	92,016
Total revenues	$1,441,308	$548,913	$21,229	$2,011,450

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements including the TCJA’s impact to PSCo and its customers, as well as assumptions and other statements identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017 and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; business conditions in the energy industry; including the risk of a slow down in the U.S. economy or delay in growth, recovery, trade, fiscal, taxation and environmental policies in areas where PSCo has a financial interest; customer business conditions; actions of credit rating agencies; competitive factors including the extent and timing of the entry of additional competition in the markets served by PSCo and its subsidiaries; unusual weather; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; state, federal and foreign legislative and regulatory initiatives that affect cost and investment recovery, have an impact on rates or have an impact on asset operation or ownership or impose environmental compliance conditions; structures that affect the speed and degree to which competition enters the electric and natural gas markets; costs and other effects of legal and administrative proceedings, settlements, investigations and claims; financial or regulatory accounting policies imposed by regulatory bodies; outcomes of regulatory proceedings; availability or cost of capital; and employee work force factors.

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

Electric margin is presented as electric revenues less electric fuel and purchased power expenses and natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for electric fuel and purchased power and the cost of natural gas sold and transported are generally recovered through various recovery mechanisms, and as a result, changes in these expenses are offset in operating revenues. Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including steam and other operating revenues, cost of sales - steam and other, O&M expenses, demand side management (DSM) expenses, depreciation and amortization and taxes (other than income taxes).

Results of Operations

PSCo’s net income was approximately $256 million for the second quarter of 2018, compared with approximately $212 million for the same period of 2017. The increase was driven by higher electric and natural gas margins due to the impact of an interim rate increase, subject to refund, and favorable weather and increased allowance for funds used during construction (AFUDC) primarily related to the Rush Creek wind project. These items were partially offset by higher interest charges and depreciation expense.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. The following table details the electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2018	2017
Electric revenues before impact of the TCJA	$1,460	$1,441
Electric fuel and purchased power	(553)	(568)
Electric margin before impact of the TCJA	$907	$873
Impact of the TCJA (offset as a reduction in income tax expense)	(46)	—
Electric margin	$861	$873

The following tables summarize the components of the changes in electric revenues and electric margin for the six months ended June 30:

Electric Revenues

(Millions of Dollars)	2018 vs. 2017
Fuel and purchased power cost recovery	$(8)
Estimated impact of weather	8
DSM program revenues (offset by expenses)	7
Trading	5
DSM incentive	2
Non-fuel riders	2
Firm wholesale	2
Other, net	1
Total increase in electric revenues before impact of the TCJA	$19
Impact of the TCJA (offset as a reduction in income tax expense)	(46)
Total decrease in electric revenues	$(27)

Electric Margin

(Millions of Dollars)	2018 vs. 2017
Estimated impact of weather	$8
DSM program revenues (offset by expenses)	7
Trading	3
DSM incentive	2
Fuel handling and procurement	2
Non-fuel riders	2
Firm wholesale	2
Other, net	8
Total increase in electric margin before impact of the TCJA	$34
Impact of the TCJA (offset as a reduction in income tax expense)	(46)
Total decrease in electric margin	$(12)

Natural Gas Revenues and Margin

Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms. The following table details natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2018	2017
Natural gas revenues before impact of the TCJA	$566	$549
Cost of natural gas sold and transported	(250)	(267)
Natural gas margin before impact of the TCJA	$316	$282
Impact of the TCJA (offset as a reduction in income tax expense)	(15)	—
Natural gas margin	$301	$282

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the six months ended June 30:

Natural Gas Revenues

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (interim, subject to refund)	$20
Infrastructure and integrity riders	8
Estimated impact of weather	4
Purchased natural gas adjustment clause recovery	(16)
Other, net	1
Total increase in natural gas revenues before impact of the TCJA	$17
Impact of the TCJA (offset as a reduction in income tax expense)	(15)
Total increase in natural gas revenues	$2

Natural Gas Margin

(Millions of Dollars)	2018 vs. 2017
Retail rate increase (interim, subject to refund)	$20
Infrastructure and integrity riders	8
Estimated impact of weather	4
Other, net	2
Total increase in natural gas margin before impact of the TCJA	$34
Impact of the TCJA (offset as a reduction in income tax expense)	(15)
Total increase in natural gas margin	$19

Non-Fuel Operating Expenses and Other Items

DSM Program Expenses — DSM program expenses increased $8 million, or 13.7 percent, for 2018 year-to-date. The increase was due to higher recovery rates for electric and natural gas sales. DSM expenses are generally recovered concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization expense increased $6 million, or 2.4 percent, for 2018 year-to-date. The increase was primarily driven by capital expenditures due to planned system investments.

AFUDC, Equity and Debt — AFUDC increased $19 million for 2018 year-to-date.  The increase was primarily due to the Rush Creek wind project.

Interest Charges — Interest charges increased $9 million, or 9.6 percent, for 2018 year-to-date. The increase was primarily due to higher debt levels to fund capital investments, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $47 million for the first six months of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA. The ETR was 22.5 percent for the first six months of 2018 compared with 36.4 percent for the same period of 2017. The lower ETR in 2018 is primarily due to the lower federal tax rate. See Note 4 to the consolidated financial statements.

Public Utility Regulation

Except to the extent noted below and in Note 5 to the consolidated financial statements, the circumstances set forth in Public Utility Regulation included in Item 1 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and Public Utility Regulation included in Item 2 of PSCo’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Colorado Energy Plan (CEP) — In 2016, PSCo filed its 2016 Electric Resource Plan (ERP) which included the estimated need for additional generation resources through spring of 2024. In 2017, PSCo filed an updated capacity need with the CPUC of 450 MW in 2023.

In 2017, PSCo and various other stakeholders filed a stipulation agreement proposing the CEP, an alternative plan that increases PSCo’s potential capacity need up to 1,110 MW due to the proposed retirement of two coal units.

In June 2018, PSCo filed its 120-day update report with the CPUC which includes multiple portfolios and recommends a preferred CEP portfolio. PSCo's investment under the preferred CEP portfolio would be approximately $1 billion, including investment in transmission to support the significant increase in renewable generation in the state. The preferred CEP portfolio includes the following additions as well as the retirement of the two coal-fired generation units:

	Total Capacity	PSCo's Ownership
Wind generation	1,100 MW	500 MW
Solar generation	700 MW	—
Battery storage	275 MW	—
Natural gas generation	380 MW	380 MW

On July 13, 2018, the Independent Evaluator (IE) for the ERP filed their report on the process, modeling and evaluation of the various offers received through the RFP process.  Generally, the IE report was favorable to the process employed and the outcomes included in the modeling.  Certain recommendations for future ERP processes were provided with a primary focus regarding enhanced modeling of new resource types such as battery storage.

On July 23, 2018, various stakeholders commented on the 120-day update report for the ERP and the CEP. Many community, advocate and developer interests supported the CEP, while certain stakeholders opposed the CEP and the associated early coal plant retirements. The CPUC staff indicated that PSCo’s preferred CEP plan is a valid option, but expressed concerns on the saving assumptions, complexity of modeling and the utilization of production tax credits.

A CPUC decision is anticipated in September 2018.

Public Utility Regulatory Policies Act (PURPA) Enforcement Complaint against CPUC — Sustainable Power Group, LLC (sPower) has proposed to construct over 1,500 MW of solar and wind generation in Colorado and is seeking to require PSCo to contract for these resources under PURPA. In March 2017, sPower filed a complaint for declaratory and injunctive relief in the United States District Court for the District of Colorado (District Court) requesting that the court find a December 2016 CPUC ruling that a qualifying facility must be a successful bidder in a PSCo resource acquisition bidding process violated PURPA and FERC rules. In June 2018, the court denied a motion by the CPUC to dismiss. The case remains pending further action from the court.

Open Access Transmission Tariff (OATT) Reform — In May 2018, the FERC denied a request by PSCo to amend its OATT to allow large generating interconnection agreements to be suspended by the generator only due to a force majeure event, rather than allowing suspension for up to 36 months for any reason.  PSCo requested the changes to facilitate more efficient processing of generator interconnection requests.  PSCo has initiated a process to achieve broader generator interconnection queue reform and anticipates requesting additional OATT changes later in 2018.  In April, 2018, the FERC had issued a final rule requiring generator interconnection OATT queue reforms in addition (but generally complimentary) to reforms PSCo already requested. PSCo currently has more than 22,000 MW of new generator projects in its interconnection queue.  The broader interconnection queue reforms are intended to allow generators to proceed to interconnection on a “first ready, first served” basis, similar to the processes already use in MISO.

Boulder, Colorado Municipalization — In 2011, City of Boulder, Colorado (Boulder) voters passed a ballot measure authorizing the formation of an electric municipal utility, subject to certain conditions. Since that time, there have been various legal proceedings in multiple venues with jurisdiction over Boulder’s plan. In 2014, the Boulder City Council passed an ordinance to establish an electric utility. PSCo challenged the formation of this utility as premature and the Colorado Court of Appeals ruled in PSCo’s favor, vacating a lower court decision. In June 2018, the Colorado Supreme Court rejected Boulder’s request to dismiss the case and ruled that the case be remanded for hearing at the Boulder District Court (District Court).

Boulder has filed multiple separation applications with the CPUC, which have been challenged by PSCo and other intervenors. In September 2017, the CPUC issued a written decision, agreeing with several key aspects of PSCo’s position. The CPUC approved the designation of some electrical distribution assets for transfer, subject to Boulder completing certain filings. In July 2018, the CPUC approved Boulder and PSCo’s joint request to extend the time by which these filings would be due until Aug. 24, 2018. Boulder does not have authorization from the CPUC to initiate a condemnation proceeding at this time.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of PSCo, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of PSCo’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2017 and Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

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

Item 4 — CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2018, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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
4.01*
Supplemental Indenture dated as of June 1, 2018, between Public Service Company of Colorado and U.S. Bank National Association, as successor Trustee, creating $350 million principal amount of 3.70 percent First Mortgage Bonds, Series No. 31 due 2028, and $350 million principal amount of 4.10 percent First Mortgage Bonds, Series No. 32 due 2048 (Exhibit 4.01 to Form 8-K filed June 21, 2018 (file no. 001-03280)).

10.01*
Seventh Amendment dated May 7, 2018 to the Xcel Energy Senior Executive Severance and Change-in-Control Policy (Exhibit 10.01 to Form 10-Q of Xcel Energy for the quarter ended June 30, 2018 (file no. 001-03034)).

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
101
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

July 27, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)