Form 10-Q
period 2018-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2018-10-26
CIK 81018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 and Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☒	Smaller reporting company ☐
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Oct. 26, 2018
Common Stock, $0.01 par value	100 shares

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

PART I — FINANCIAL INFORMATION

Item 1 — FINANCIAL STATEMENTS

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2018	2017	2018	2017
Operating revenues
Electric	$894,786	$877,604	$2,309,255	$2,318,912
Natural gas	157,205	142,389	707,852	691,302
Steam and other	8,688	10,300	28,736	31,529
Total operating revenues	1,060,679	1,030,293	3,045,843	3,041,743

Operating expenses
Electric fuel and purchased power	288,589	288,997	841,650	857,346
Cost of natural gas sold and transported	32,310	37,243	282,134	303,903
Cost of sales — steam and other	3,327	4,098	10,867	11,991
Operating and maintenance expenses	201,390	173,392	573,456	545,874
Demand side management expenses	39,391	34,520	105,345	92,552
Depreciation and amortization	167,961	118,289	406,121	350,796
Taxes (other than income taxes)	50,820	47,213	153,220	146,481
Total operating expenses	783,788	703,752	2,372,793	2,308,943

Operating income	276,891	326,541	673,050	732,800

Other income, net	1,399	1,023	2,429	5,546
Allowance for funds used during construction — equity	16,353	8,642	40,851	19,591

Interest charges and financing costs
Interest charges — includes other financing costs of $1,682 and $1,605, $4,855, and $4,669 respectively	53,182	49,097	154,324	141,403
Allowance for funds used during construction — debt	(6,370)	(3,266)	(16,156)	(7,610)
Total interest charges and financing costs	46,812	45,831	138,168	133,793

Income before income taxes	247,831	290,375	578,162	624,144
Income taxes	40,719	104,298	115,033	225,934
Net income	$207,112	$186,077	$463,129	$398,210

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in thousands)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2018	2017	2018	2017
Net income	$207,112	$186,077	$463,129	$398,210

Other comprehensive income (loss)

Pension and retiree medical benefits:
Net pension and retiree medical losses arising during the period, net of tax of $(50), $0, $(50) and $0, respectively	(153)	—	(153)	—
Amortization of losses included in net periodic benefit cost, net of tax of $51, $1, $51, and $3, respectively	155	1	159	3
	2	1	6	3

Derivative instruments:
Reclassification of losses to net income, net of tax of $97, $150, $294 and $455, respectively	310	257	913	753

Other comprehensive income	312	258	919	756
Comprehensive income	$207,424	$186,335	$464,048	$398,966

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in thousands)

	Nine Months Ended Sept. 30
	2018	2017
Operating activities
Net income	$463,129	$398,210
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	409,836	353,653
Demand side management program amortization
Deferred income taxes	66,563	223,121
Amortization of investment tax credits	(2,099)	(2,102)
Allowance for equity funds used during construction	(40,851)	(19,591)
Net realized and unrealized hedging and derivative transactions	(9,852)	907
Other	1	661
Changes in operating assets and liabilities:
Accounts receivable	(737)	4,431
Accrued unbilled revenues	60,079	74,918
Inventories	13,557	(250)
Prepayments and other	12,633	11,717
Accounts payable	25,303	(53,706)
Net regulatory assets and liabilities	(23,604)	(28,594)
Other current liabilities	(87,867)	(40,789)
Pension and other employee benefit obligations	(28,958)	(16,691)
Change in other noncurrent assets	6,551	(1,149)
Change in other noncurrent liabilities	(26,296)	(1,916)
Net cash provided by operating activities	837,388	902,830

Investing activities
Utility capital/construction expenditures	(1,231,585)	(995,680)
Allowance for equity funds used during construction	40,851	19,591
Investments in utility money pool arrangement	(578,000)	(659,000)
Repayments from utility money pool arrangement	575,000	609,000
Other, net	—	(657)
Net cash used in investing activities	(1,193,734)	(1,026,746)

Financing activities
Repayments of short-term borrowings, net	—	(129,000)
Borrowings under utility money pool arrangement	526,000	40,000
Repayments under utility money pool arrangement	(526,000)	(40,000)
Proceeds from issuance of long-term debt	691,439	393,795
Repayments of long-term debt	(300,000)	—
Capital contributions from parent	246,829	158,080
Dividends paid to parent	(271,884)	(245,291)
Other	(118)	(110)
Net cash provided by financing activities	366,266	177,474

Net change in cash and cash equivalents	9,920	53,558
Cash and cash equivalents at beginning of period	7,513	5,926
Cash and cash equivalents at end of period	$17,433	$59,484

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(145,251)	$(145,461)
Cash paid for income taxes, net	(86,418)	(7,752)
Supplemental disclosure of non-cash investing transactions:
Property, plant and equipment additions in accounts payable	$134,994	$133,933

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in thousands, except share and per share data)

	Sept. 30, 2018	Dec. 31, 2017
Assets
Current assets
Cash and cash equivalents	$17,433	$7,513
Accounts receivable, net	299,980	294,403
Accounts receivable from affiliates	8,605	14,719
Investments in utility money pool arrangement	23,000	20,000
Accrued unbilled revenues	235,722	295,801
Inventories	187,412	214,489
Regulatory assets	111,996	77,337
Derivative instruments	16,562	3,197
Prepayments and other	28,207	35,720
Total current assets	928,917	963,179

Property, plant and equipment, net	14,839,033	14,025,751

Other assets
Regulatory assets	987,696	950,258
Derivative instruments	3,688	1,009
Other	20,542	27,429
Total other assets	1,011,926	978,696
Total assets	$16,779,876	$15,967,626

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$406,021	$305,577
Accounts payable	467,173	492,829
Accounts payable to affiliates	48,220	58,749
Regulatory liabilities	55,587	66,126
Taxes accrued	155,131	222,517
Accrued interest	38,881	48,552
Dividends payable to parent	103,470	76,195
Derivative instruments	8,918	7,348
Other	88,500	92,333
Total current liabilities	1,371,901	1,370,226

Deferred credits and other liabilities
Deferred income taxes	1,732,686	1,644,476
Deferred investment tax credits	25,759	27,858
Regulatory liabilities	1,982,649	1,933,488
Asset retirement obligations	358,715	347,769
Derivative instruments	3,156	3,468
Customer advances	166,325	162,614
Pension and employee benefit obligations	258,509	287,783
Other	49,028	58,923
Total deferred credits and other liabilities	4,576,827	4,466,379

Commitments and contingencies
Capitalization
Long-term debt	4,592,382	4,302,698
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at Sept. 30, 2018 and Dec. 31, 2017, respectively	—	—
Additional paid in capital	4,278,380	4,032,826
Retained earnings	1,986,199	1,822,229
Accumulated other comprehensive loss	(25,813)	(26,732)
Total common stockholder’s equity	6,238,766	5,828,323
Total liabilities and equity	$16,779,876	$15,967,626

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)

In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with accounting principles generally accepted in the United States of America (GAAP), the financial position of PSCo and its subsidiaries as of Sept. 30, 2018 and Dec. 31, 2017; the results of its operations, including the components of net income and comprehensive income, for the three and nine months ended Sept. 30, 2018 and 2017; and its cash flows for the nine months ended Sept. 30, 2018 and 2017. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2018 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2017 balance sheet information has been derived from the audited 2017 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2017. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2017, filed with the SEC on Feb. 23, 2018. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies

The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2017, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements

Recently Issued

Leases — In February 2016, the Financial Accounting Standards Board (FASB) issued Leases, Topic 842 (Accounting Standards Update (ASU) No. 2016-02), which for lessees requires balance sheet recognition of right-of-use assets and lease liabilities for most leases. This guidance will be effective for interim and annual reporting periods beginning after Dec. 15, 2018. Adoption will occur on Jan. 1, 2019 utilizing the practical expedients provided by the standard and included in Targeted Improvements, Topic 842 (ASU No. 2018-11). On Jan. 1, 2019, agreements historically disclosed as operating leases for the use of real estate, equipment and certain fossil-fueled generating facilities operated under purchased power agreements (PPAs) are expected to be recognized on the consolidated balance sheet. Other than first-time recognition of these types of operating leases on the consolidated balance sheet, the implementation is not expected to have a significant impact on PSCo’s consolidated financial statements.

Recently Adopted

Revenue Recognition — In May 2014, the FASB issued Revenue from Contracts with Customers, Topic 606 (ASU No. 2014-09), which provides a new framework for the recognition of revenue. PSCo implemented the guidance on a modified retrospective basis on Jan. 1, 2018. Results for reporting periods beginning after Dec. 31, 2017 are presented in accordance with Topic 606, while prior period results have not been adjusted and continue to be reported in accordance with prior accounting guidance. Other than increased disclosures regarding revenues related to contracts with customers, the implementation did not have a material impact on PSCo’s consolidated financial statements. For related disclosures, see Note 13 to the consolidated financial statements.

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

Presentation of Net Periodic Benefit Cost — In March 2017, the FASB issued Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, Topic 715 (ASU No. 2017-07), which establishes that only the service cost element of pension cost may be presented as a component of operating income in the income statement. Also under the guidance, only the service cost component of pension cost is eligible for capitalization. As a result of the application of accounting principles for rate regulated entities, a similar amount of pension cost, including non-service components, will be recognized consistent with the historical ratemaking treatment, and the impacts of adoption will be limited to changes in classification of non-service costs in the consolidated statement of income. PSCo implemented the new guidance on Jan. 1, 2018, and as a result, $0.5 million and $1.5 million of pension costs were retrospectively reclassified from operating and maintenance expenses to other income, net on the consolidated income statement for the three and nine months ended Sept. 30, 2017, respectively. Under a practical expedient permitted by the standard, PSCo used benefit cost amounts disclosed for prior periods as the basis for retrospective application.

3.	Selected Balance Sheet Data

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Accounts receivable, net
Accounts receivable	$320,572	$314,009
Less allowance for bad debts	(20,592)	(19,606)
	$299,980	$294,403

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Inventories
Materials and supplies	$58,198	$68,940
Fuel	62,409	73,893
Natural gas	66,805	71,656
	$187,412	$214,489

(Thousands of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Property, plant and equipment, net
Electric plant	$12,401,598	$12,627,592
Natural gas plant	4,269,700	4,102,075
Common and other property	1,046,991	1,022,333
Plant to be retired (a)	337,087	10,949
Construction work in progress	1,575,102	1,014,338
Total property, plant and equipment	19,630,478	18,777,287
Less accumulated depreciation	(4,791,445)	(4,751,536)
	$14,839,033	$14,025,751

(a)
In the third quarter of 2018, the Colorado Public Utilities Commission (CPUC) approved early retirement of PSCo’s Comanche Units 1, 2 and shared Common plant in approximately 2022, 2025 and 2025, respectively. PSCo also expects Craig Unit 1 to be early retired in approximately 2025. In the third quarter of 2017, PSCo early retired Valmont Unit 5 and converted Cherokee Unit 4 from a coal-fueled generating facility to natural gas. Amounts are presented net of accumulated depreciation.

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

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Nine Months Ended Sept. 30
	2018	2017
Federal statutory rate	21.0%	35.0%
State tax (net of federal tax effect)	3.7	3.0
Increases (decreases) in tax from:
Regulatory differences - ARAM (a)	(2.5)	—
Regulatory differences - ARAM deferral (b)	2.2	—
Regulatory differences - reversal of prior quarters' ARAM deferral (b)	(1.5)	—
Regulatory differences - other utility plant items	(1.3)	(1.0)
Tax credits (net of federal income tax expense)	(0.9)	(0.8)
Other (net)	(0.8)	—
Effective income tax rate	19.9%	36.2%

(a)	The average rate assumption method (ARAM); a method to flow back excess deferred taxes to customers.

(b)
ARAM has been deferred when regulatory treatment has not been established. As PSCO received direction from its regulatory commission regarding the return of excess deferred taxes to customers, the ARAM deferral was reversed. This resulted in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — PSCO is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2014	October 2019
2015	September 2019
2016	September 2020

In 2012, the Internal Revenue Service (IRS) commenced an examination of tax years 2010 and 2011, including the 2009 carryback claim. In 2017 Xcel Energy and the Office of Appeals (Appeals) reached an agreement and the benefit related to the agreed upon portions was recognized. PSCo did not accrue any income tax benefit related to this adjustment. In the second quarter of 2018, the Joint Committee on Taxation completed its review and took no exception to the agreement. As a result, the remaining unrecognized tax benefit was released and recorded as a payable to the IRS.

In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s net operating loss (NOL) and effective tax rate (ETR). Xcel Energy filed a protest with the IRS. As of Sept. 30, 2018, the case has been forwarded to Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.

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

A reconciliation of the amount of unrecognized tax benefit is as follows:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
Unrecognized tax benefit — Permanent tax positions	$5.1	$4.0
Unrecognized tax benefit — Temporary tax positions	4.9	6.1
Total unrecognized tax benefit	$10.0	$10.1

The unrecognized tax benefit amounts were reduced by the tax benefits associated with NOL and tax credit carryforwards. The amounts of tax benefits associated with NOL and tax credit carryforwards are as follows:

(Millions of Dollars)	Sept. 30, 2018	Dec. 31, 2017
NOL and tax credit carryforwards	$(5.5)	$(4.0)

It is reasonably possible that PSCo’s amount of unrecognized tax benefits could significantly change in the next 12 months as the IRS Appeals progresses and the IRS and state audits resume. As the IRS Appeals progresses and the IRS audit resumes, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $8 million.

Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of Sept. 30, 2018 or Dec. 31, 2017.

5.	Rate Matters

Except to the extent noted below, the circumstances set forth in Note 11 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Note 5 to the consolidated financial statements to PSCo’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of other rate matters, and are incorporated herein by reference.

Tax Reform — Regulatory Proceedings

The specific impacts of the TCJA on customer rates are subject to regulatory approval. The following details the status of regulatory decisions.

Natural Gas — In February 2018, the administrative law judge (ALJ) recommended approval of PSCo and the CPUC Staff’s TCJA settlement agreement which included a $20 million reduction to provisional rates effective March 1, 2018. In September 2018, PSCo submitted a TCJA true-up filing and revised its TCJA benefit estimate to $24 million and requested an equity ratio of 56 percent to offset the negative impact of the TCJA on credit metrics. A decision is expected in the fourth quarter of 2018. The true-up of the estimated TCJA benefit is expected to be retroactive to January 2018.

Electric — In April 2018, PSCo, the CPUC Staff, and the Office of Consumer Counsel (OCC) filed a TCJA settlement agreement for 2018 that included a customer refund of $42 million in 2018, with the remainder of the $59 million of TCJA benefits to be used to accelerate the amortization of an existing prepaid pension asset.  In June 2018, the CPUC approved the customer refund of $42 million. In October 2018, the accelerated amortization of the prepaid pension asset was effective by operation of law. For 2019, the expected customer refund is estimated to be $67 million, and amortization of the prepaid pension asset is estimated to be $34 million. Impacts of the TCJA for 2020 and beyond are expected to be addressed in a future electric rate case.

Pending Regulatory Proceedings — CPUC

Colorado 2017 Multi-Year Natural Gas Rate Case — In June 2017, PSCo filed a multi-year request with the CPUC seeking to increase retail natural gas rates approximately $139 million over three years. The request was based on forward test years, a 10.0 percent ROE and an equity ratio of 55.25 percent.
In August 2018, the CPUC issued an interim decision that included application of a 2016 historic test year (HTY), with a 13-month average rate base, an ROE of 9.35 percent, an equity ratio of 54.6 percent and provided no return on the prepaid pension and retiree medical asset.  With these adjustments, the total rate increase, prior to TCJA impacts, would be $47 million. PSCo filed an interim rehearing request to preserve its rights and the CPUC decided that any reconsideration can be brought after a final order incorporating TCJA impacts. The CPUC is expected to issue its order on the natural gas rate case and the final decision related to the impacts of the TCJA in the fourth quarter of 2018.

PSIA Rider
In October 2018, PSCo, CPUC Staff, and the OCC filed a settlement agreement to extend the PSIA rider through 2021. The CPUC is expected to rule on the settlement in the fourth quarter of 2018.

6.	Commitments and Contingencies

Except to the extent noted below and in Note 5 to the consolidated financial statements, the circumstances set forth in Notes 11 and 12 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and in Notes 5 and 6 to PSCo’s Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of commitments and contingent liabilities and are incorporated herein by reference. The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

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

Environmental Contingencies

Manufactured Gas Plant (MGP), Landfill or Disposal Sites — PSCo is currently involved in investigating and/or remediating several MGP, landfill or other disposal sites. PSCo has identified four sites where investigation and/or remediation activities are currently underway. Other parties may have responsibility for some portion of the investigation and/or remediation activities. PSCo anticipates that these investigation or remediation activities will continue through at least 2019. PSCo accrued $1 million as of Sept. 30, 2018 and an immaterial amount as of Dec. 31, 2017, for these sites. There may be insurance recovery and/or recovery from other responsible parties that will offset any costs incurred.

Environmental Requirements

Water and Waste
Coal Ash Regulation — PSCo’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In 2015, the United States Environmental Protection Agency published a final rule regulating the management, storage, and disposal of coal combustion residuals (CCRs) as a nonhazardous waste (CCR Rule).

Under the CCR Rule, utilities are required to complete certain groundwater sampling around their CCR landfills and surface impoundments. PSCo has identified at least one site where there are impoundments and/or landfills present and where a statistically significant increase of certain constituents exist in the groundwater. However, at that location, closure activities are already underway. PSCo is currently conducting additional groundwater sampling and will evaluate whether corrective action is required at any CCR landfills or surface impoundments. Until PSCo completes additional groundwater sampling, it is uncertain what impact, if any, there will be on the operations, financial position or cash flows. PSCo believes that any associated costs would be recoverable through regulatory mechanisms.

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	—
Maximum amount outstanding	—	20
Weighted average interest rate, computed on a daily basis	N/A	0.92%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool. Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2018	Year Ended Dec. 31, 2017
Borrowing limit	$700	$700
Amount outstanding at period end	—	—
Average amount outstanding	—	54
Maximum amount outstanding	—	268
Weighted average interest rate, computed on a daily basis	N/A	1.08%
Weighted average interest rate at period end	N/A	N/A

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At Sept. 30, 2018 and Dec. 31, 2017, there were $10 million and $3 million, respectively, of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.

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

At Sept. 30, 2018, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$10	$690

(a)    This credit facility expires in June 2021.
(b)    Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Sept. 30, 2018 and Dec. 31, 2017.

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

The following table details the gross notional amounts of commodity forwards and options at Sept. 30, 2018 and Dec. 31, 2017:

(Amounts in Thousands) (a)(b)	Sept. 30, 2018	Dec. 31, 2017
Megawatt hours of electricity	21,474	22,260
Million British thermal units of natural gas	30,763	13,410

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.

The following tables detail the impact of derivative activity during the three and nine months ended Sept. 30, 2018 and 2017 on accumulated other comprehensive loss, regulatory assets and liabilities, and income:

	Three Months Ended Sept. 30, 2018
	Pre-Tax Fair Value (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$407	(a)	$—		$—
Total	$—	$—	$407		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,004	(b)
Natural gas commodity	—	(1,187)	—		—	(c)	—	(c)
Total	$—	$(1,187)	$—		$—		$2,004

	Nine Months Ended Sept. 30, 2018
	Pre-Tax Fair Value (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,207	(a)	$—		$—
Total	$—	$—	$1,207		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$2,728	(b)
Natural gas commodity	—	(1,607)	—		2,749	(c)	(1,581)	(c)
Total	$—	$(1,607)	$—		$2,749		$1,147

	Three Months Ended Sept. 30, 2017
	Pre-Tax Fair Value (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)	Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$407	(a)	$—	$—
Total	$—	$—	$407		$—	$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—	$(211)	(b)
Natural gas commodity	—	(1,635)	—		—	—	(c)
Total	$—	$(1,635)	$—		$—	$(211)

	Nine Months Ended Sept. 30, 2017
	Pre-Tax Fair Value (Losses) Recognized During the Period in:		Pre-Tax Losses Reclassified into Income During the Period from:
(Thousands of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Losses Recognized During the Period in Income
Derivatives designated as cash flow hedges
Interest rate	$—	$—	$1,208	(a)	$—		$—
Total	$—	$—	$1,208		$—		$—
Other derivative instruments
Commodity trading	$—	$—	$—		$—		$(23)	(b)
Natural gas commodity	—	(8,643)	—		282	(c)	(2,990)	(c)
Total	$—	$(8,643)	$—		$282		$(3,013)

(a)	Amounts are recorded to interest charges.

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

PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Sept. 30, 2018, four of PSCo’s 10 most significant counterparties for these activities, comprising $24.1 million or 42 percent of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Five of the 10 most significant counterparties, comprising $16.6 million or 29 percent of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. The one remaining significant counterparty, comprising $1.1 million or 2 percent of this credit exposure, had credit quality less than investment grade, based on ratings from external analysis. Eight of these significant counterparties are municipal or cooperative electric entities, or other utilities.

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

Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s assets and liabilities measured at fair value on a recurring basis at Sept. 30, 2018:

	Sept. 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$695	$21,035	$—	$21,730	$(6,861)	$14,869
Natural gas commodity	—	1,233	—	1,233	—	1,233
Total current derivative assets	$695	$22,268	$—	$22,963	$(6,861)	16,102
PPAs (a)						460
Current derivative instruments						$16,562
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$6	$3,682	$—	$3,688	$—	$3,688
Total noncurrent derivative assets	$6	$3,682	$—	$3,688	$—	3,688
PPAs (a)						—
Noncurrent derivative instruments						$3,688

	Sept. 30, 2018
	Fair Value			Fair Value Total	Counterparty Netting (b)
(Thousands of Dollars)	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$580	$20,219	$13	$20,812	$(15,853)	$4,959
Total current derivative liabilities	$580	$20,219	$13	$20,812	$(15,853)	4,959
PPAs (a)						3,959
Current derivative instruments						$8,918
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$3,156	$—	$3,156	$—	$3,156
Total noncurrent derivative liabilities	$—	$3,156	$—	$3,156	$—	3,156
PPAs (a)						—
Noncurrent derivative instruments						$3,156

(a)
During 2006, PSCo qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts is being amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

(b)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2018. At Sept. 30, 2018, derivative assets and liabilities include no obligations to return cash collateral and rights to reclaim cash collateral of $9.0 million. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

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

There were immaterial gains and losses recognized in earnings for Level 3 commodity trading derivatives in the three and nine months ended Sept. 30, 2018 and 2017.

PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2018 and 2017.

Fair Value of Long-Term Debt

As of Sept. 30, 2018 and Dec. 31, 2017, other financial instruments for which the carrying amount did not equal fair value were as follows:

	Sept. 30, 2018		Dec. 31, 2017
(Thousands of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,998,403	$5,090,696	$4,608,275	$5,024,840

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

9.	Other Income, Net

Other income, net consisted of the following:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Thousands of Dollars)	2018	2017	2018	2017
Interest income	$1,366	$1,422	$1,738	$2,406
Other nonoperating income	1,098	193	2,051	4,940
Other nonoperating expense	(3)	—	—	—
Insurance policy expense	(74)	(79)	(224)	(261)
Benefits non-service cost	(988)	(513)	(1,136)	(1,539)
Other income, net	$1,399	$1,023	$2,429	$5,546

10.	Segment Information

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

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2018
Operating revenues (a)(b)	$894,786	$157,205	$8,688	$—	$1,060,679
Intersegment revenues	32	292	—	(324)	—
Total revenues	$894,818	$157,497	$8,688	$(324)	$1,060,679
Net income	$191,742	$15,070	$300	$—	$207,112

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Three Months Ended Sept. 30, 2017
Operating revenues (a)(b)	$877,604	$142,389	$10,300	$—	$1,030,293
Intersegment revenues	47	222	—	(269)	—
Total revenues	$877,651	$142,611	$10,300	$(269)	$1,030,293
Net income	$178,648	$5,815	$1,614	$—	$186,077
(a)    Operating revenues include an immaterial amount of affiliate electric revenue for the three months ended Sept. 30, 2018 and 2017.
(b)    Operating revenues include $1 million of other affiliate revenue for the three months ended Sept. 30, 2018 and 2017.

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2018
Operating revenues (a)(b)	$2,309,255	$707,852	$28,736	$—	$3,045,843
Intersegment revenues	220	435	—	(655)	—
Total revenues	$2,309,475	$708,287	$28,736	$(655)	$3,045,843
Net income	$373,249	$89,745	$135	$—	$463,129

(Thousands of Dollars)	Regulated Electric	Regulated Natural Gas	All Other	Reconciling Eliminations	Consolidated Total
Nine Months Ended Sept. 30, 2017
Operating revenues (a)(b)	$2,318,912	$691,302	$31,529	$—	$3,041,743
Intersegment revenues	206	318	—	(524)	—
Total revenues	$2,319,118	$691,620	$31,529	$(524)	$3,041,743
Net income	$342,195	$53,133	$2,882	$—	$398,210
(a)    Operating revenues include an immaterial amount and $1 million of affiliate electric revenue for the nine months ended Sept. 30, 2018 and 2017.
(b)    Operating revenues include $3 million of other affiliate revenue for the nine months ended Sept. 30, 2018 and 2017.

11.	Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7,272	$6,820	$153	$192
Interest cost (a)	11,813	12,639	3,748	4,191
Expected return on plan assets (a)	(17,130)	(17,134)	(5,675)	(5,476)
Amortization of prior service credit (a)	(844)	(803)	(1,545)	(1,562)
Amortization of net loss (a)	7,814	7,089	1,021	961
Net periodic benefit cost (credit)	8,925	8,611	(2,298)	(1,694)
(Costs) credits not recognized due to the effects of regulation	(4,088)	736	1,426	—
Net benefit cost (credit) recognized for financial reporting	$4,837	$9,347	$(872)	$(1,694)

	Nine Months Ended Sept. 30
	2018	2017	2018	2017
(Thousands of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$21,814	$20,460	$457	$576
Interest cost (a)	35,441	37,919	11,245	12,573
Expected return on plan assets (a)	(51,390)	(51,402)	(17,024)	(16,428)
Amortization of prior service credit (a)	(2,534)	(2,409)	(4,634)	(4,686)
Amortization of net loss (a)	23,444	21,267	3,063	2,883
Net periodic benefit cost (credit)	26,775	25,835	(6,893)	(5,082)
(Costs) credits not recognized due to the effects of regulation	(1,718)	1,898	1,426	—
Net benefit cost (credit) recognized for financial reporting	$25,057	$27,733	$(5,467)	$(5,082)

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

12.	Other Comprehensive Income (Loss)

Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2018 and 2017 were as follows:

	Three Months Ended Sept. 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(25,862)	$(263)	$(26,125)
Other comprehensive loss before reclassifications	—	(153)	(153)
Losses reclassified from net accumulated other comprehensive loss	310	155	465
Net current period other comprehensive income	310	2	312
Accumulated other comprehensive loss at Sept. 30	$(25,552)	$(261)	$(25,813)

	Three Months Ended Sept. 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(22,284)	$(218)	$(22,502)
Losses reclassified from net accumulated other comprehensive loss	257	1	258
Net current period other comprehensive income	257	1	258
Accumulated other comprehensive loss at Sept. 30	$(22,027)	$(217)	$(22,244)

	Nine Months Ended Sept. 30, 2018
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(26,465)	$(267)	$(26,732)
Other comprehensive loss before reclassifications	—	(153)	(153)
Losses reclassified from net accumulated other comprehensive loss	913	159	1,072
Net current period other comprehensive income	913	6	919
Accumulated other comprehensive loss at Sept. 30	$(25,552)	$(261)	$(25,813)

	Nine Months Ended Sept. 30, 2017
(Thousands of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(22,780)	$(220)	$(23,000)
Losses reclassified from net accumulated other comprehensive loss	753	3	756
Net current period other comprehensive income	753	3	756
Accumulated other comprehensive loss at Sept. 30	$(22,027)	$(217)	$(22,244)

Reclassifications from accumulated other comprehensive loss for the three and nine months ended Sept. 30, 2018 and 2017 were as follows:

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Three Months Ended Sept. 30, 2018		Three Months Ended Sept. 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$407	(a)	$407	(a)
Total, pre-tax	407		407
Tax benefit	(97)		(150)
Total, net of tax	310		257
Defined benefit pension and postretirement losses:
Amortization of net loss	206	(b)	2	(b)
Total, pre-tax	206		2
Tax benefit	(51)		(1)
Total, net of tax	155		1
Total amounts reclassified, net of tax	$465		$258

	Amounts Reclassified from Accumulated Other Comprehensive Loss
(Thousands of Dollars)	Nine Months Ended Sept. 30, 2018		Nine Months Ended Sept. 30, 2017
Losses on cash flow hedges:
Interest rate derivatives	$1,207	(a)	$1,208	(a)
Total, pre-tax	1,207		1,208
Tax benefit	(294)		(455)
Total, net of tax	$913		$753
Defined benefit pension and postretirement losses:
Amortization of net loss	$210	(b)	$6	(b)
Total, pre-tax	210		6
Tax benefit	(51)		(3)
Total, net of tax	159		3
Total amounts reclassified, net of tax	$1,072		$756

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 11 to the consolidated financial statements for details regarding these benefit plans.

13.	Revenues

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

	Three Months Ended Sept. 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$315,726	$84,411	$2,668	$402,805
Commercial and industrial (C&I)	458,448	29,111	4,897	492,456
Other	11,822	—	—	11,822
Total retail	785,996	113,522	7,565	907,083
Wholesale	41,200	—	—	41,200
Transmission	16,298	—	—	16,298
Other	10,593	18,332	—	28,925
Total revenue from contracts with customers	854,087	131,854	7,565	993,506
Alternative revenue and other	40,699	25,351	1,123	67,173
Total revenues	$894,786	$157,205	$8,688	$1,060,679

	Three Months Ended Sept. 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$302,371	$83,000	$3,184	$388,555
C&I	457,285	30,651	5,993	493,929
Other	12,237	—	—	12,237
Total retail	771,893	113,651	9,177	894,721
Wholesale	40,443	—	—	40,443
Transmission	14,541	—	—	14,541
Other	17,616	17,564	—	35,180
Total revenue from contracts with customers	844,493	131,215	9,177	984,885
Alternative revenue and other	33,111	11,174	1,123	45,408
Total revenues	$877,604	$142,389	$10,300	$1,030,293

	Nine Months Ended Sept. 30, 2018
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$766,062	$416,157	$7,924	$1,190,143
C&I	1,185,381	154,043	17,382	1,356,806
Other	35,453	—	60	35,513
Total retail	1,986,896	570,200	25,366	2,582,462
Wholesale	125,238	—	—	125,238
Transmission	41,709	—	—	41,709
Other	44,120	62,106	—	106,226
Total revenue from contracts with customers	2,197,963	632,306	25,366	2,855,635
Alternative revenue and other	111,292	75,546	3,370	190,208
Total revenues	$2,309,255	$707,852	$28,736	$3,045,843

	Nine Months Ended Sept. 30, 2017
(Thousands of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$762,726	$426,303	$8,387	$1,197,416
C&I	1,209,262	161,925	19,710	1,390,897
Other	36,623	—	63	36,686
Total retail	2,008,611	588,228	28,160	2,624,999
Wholesale	125,598	—	—	125,598
Transmission	42,360	—	—	42,360
Other	51,148	60,214	—	111,362
Total revenue from contracts with customers	2,227,717	648,442	28,160	2,904,319
Alternative revenue and other	91,195	42,860	3,369	137,424
Total revenues	$2,318,912	$691,302	$31,529	$3,041,743

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

Forward-Looking Statements

Except for the historical statements contained in this report, the matters discussed herein, are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements including the TCJA’s impact to PSCo and its customers, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2017 and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; unusual weather and climate change, including compliance with any accompanying legislative and regulatory changes; ability to recover costs from customers; actions of credit rating agencies; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits;; tax laws; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force factors.

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

Electric and Natural Gas Margins

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

Results of Operations

PSCo’s net income was approximately $463 million for the third quarter of 2018, compared with approximately $398 million for the same period of 2017. The increase was driven by higher natural gas margins due to the impact of a natural gas rate increase, higher electric margins reflecting favorable weather and sales growth, and increased allowance for funds used during construction (AFUDC) primarily related to the Rush Creek wind project. These items were partially offset by higher operating and maintenance (O&M) expenses, interest charges, depreciation expense and property taxes.

Electric Revenues and Margin

Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. The following table details the electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Electric revenues before impact of the TCJA	$2,358	$2,319
Electric fuel and purchased power	(842)	(857)
Electric margin before impact of the TCJA	$1,516	$1,462
Impact of the TCJA (offset as a reduction in income tax expense)	(49)	—
Electric margin	$1,467	$1,462

The following tables summarize the components of the changes in electric revenues and electric margin for the nine months ended Sept. 30:

Electric Revenues

(Millions of Dollars)	2018 vs. 2017
DSM program revenues (offset by expenses)	$11
Estimated impact of weather	9
Retail sales growth, excluding weather impact	8
Non-fuel riders	7
Trading	3
Firm wholesale	3
DSM incentive	2
Fuel and purchased power cost recovery	(7)
Other, net	3
Total increase in electric revenues before impact of the TCJA	$39
Impact of the TCJA (offset as a reduction in income tax expense)	(49)
Total decrease in electric revenues	$(10)

Electric Margin

(Millions of Dollars)	2018 vs. 2017
DSM program revenues (offset by expenses)	$11
Estimated impact of weather	9
Retail sales growth (excluding weather impact)	8
Non-fuel riders	7
Firm wholesale	3
DSM incentive	2
Trading	2
Other, net	12
Total increase in electric margin before impact of the TCJA	$54
Impact of the TCJA (offset as a reduction in income tax expense)	(49)
Total increase in electric margin	$5

Natural Gas Revenues and Margin

Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to natural gas cost recovery mechanisms. The following table details natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2018	2017
Natural gas revenues before impact of the TCJA	$728	$691
Cost of natural gas sold and transported	(282)	(304)
Natural gas margin before impact of the TCJA	$446	$387
Impact of the TCJA (offset as a reduction in income tax expense)	(20)	—
Natural gas margin	$426	$387

The following tables summarize the components of the changes in natural gas revenues and natural gas margin for the nine months ended Sept. 30:

Natural Gas Revenues

(Millions of Dollars)	2018 vs. 2017
Retail rate increase	$36
Infrastructure and integrity riders	13
Estimated impact of weather	4
Retail sales growth (excluding weather impact)	2
Purchased natural gas adjustment clause recovery	(21)
Other, net	3
Total increase in natural gas revenues before impact of the TCJA	$37
Impact of the TCJA (offset as a reduction in income tax expense)	(20)
Total increase in natural gas revenues	$17

Natural Gas Margin

(Millions of Dollars)	2018 vs. 2017
Retail rate increase	$36
Infrastructure and integrity riders	13
Estimated impact of weather	4
Retail sales growth (excluding weather impact)	2
Other, net	4
Total increase in natural gas margin before impact of the TCJA	$59
Impact of the TCJA (offset as a reduction in income tax expense)	(20)
Total increase in natural gas margin	$39

Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses increased 28 million, or 5.1 percent, for 2018 year-to-date. The year-to-date change largely reflects expense timing and increased system maintenance due to hot summer weather. The significant changes are summarized in the table below:

(Millions of Dollars)	2018 vs. 2017
Distribution costs	$10
Natural gas systems damage prevention	7
Business systems and contract labor	4
Plant generation costs	(4)
Other, net	11
Total increase in O&M expenses	$28

•	Distribution costs reflect high maintenance expenses, including vegetation management; and

•
Business systems and contract labor costs increased due to growing network and storage needs, cybersecurity initiatives, to support our customer strategy, and various projects and initiatives to improve business processes.

DSM Program Expenses — DSM program expenses increased $13 million, or 13.8 percent, for 2018 year-to-date. The increase was due to increases in conservation programs to help customers reduce energy use. DSM expenses are generally recovered concurrently through riders and base rates. Timing of recovery may not correspond to the period in which costs were incurred.

Depreciation and Amortization — Depreciation and amortization expense increased $55 million, or 15.8 percent, for 2018 year-to-date. The increase was primarily driven by capital expenditures due to planned system investments and additional amortization of a prepaid pension asset related to the electric TCJA settlement, which is offset by lower income taxes (approximately $46 million year-to-date).

Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased 6.7 million, or 4.6 percent, for 2018 year-to-date. The increase was primarily due to higher property taxes in Colorado.

AFUDC, Equity and Debt — AFUDC increased $30 million for 2018 year-to-date.  The increase was primarily due to the Rush Creek wind project.

Interest Charges — Interest charges increased $13 million, or 9.1 percent, for 2018 year-to-date. The increase was primarily due to higher debt levels to fund capital investments, partially offset by refinancings at lower interest rates.

Income Taxes — Income tax expense decreased $111 million for the first nine months of 2018 compared with the same period in 2017. The decrease was primarily driven by a lower federal tax rate due to the TCJA and lower pretax earnings and an increase in plant-related regulatory differences related to ARAM (net of deferrals). The ETR was 19.9 percent for the first nine months of 2018 compared with 36.2 percent for the same period of 2017. The lower ETR in 2018 is primarily due to the lower federal tax rate. See Note 4 to the consolidated financial statements.

Public Utility Regulation

Except to the extent noted below and in Note 5 to the consolidated financial statements, the circumstances set forth in Public Utility Regulation included in Item 1 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2017 and Public Utility Regulation included in Item 2 of PSCo’s Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

Colorado Energy Plan (CEP) — In September 2018, the CPUC issued a written order approving PSCo’s preferred CEP portfolio, which included the retirement of the two coal-fired generation units, Comanche Unit 1 (in 2022) and Comanche Unit 2 (in 2025), and the following additions:

	Total Capacity	PSCo's Ownership
Wind generation	1,100 MW	500 MW
Solar generation	700 MW	—
Battery storage	275 MW	—
Natural gas generation	380 MW	380 MW

PSCo is required to file a CPCN for the owned wind generation, the purchase of natural gas generation facility and the transmission investment, which is anticipated for later this year. PSCo’s investment is expected to be approximately $1 billion, including investments in required transmission to support the significant increase in renewable generation in the state.

EVRAZ — In October 2018, the CPUC approved the application for an agreement with EVRAZ, a steelmaker in Colorado, to stabilize its rates for over 23 years through a specific customer contract and the development of a 240 MW, customer-sited solar facility. EVRAZ is PSCo’s largest customer and sought a long-term solution from state and local authorities in order to maintain and grow its operations in Colorado.

Boulder, Colorado Municipalization — In 2011, City of Boulder, Colorado (Boulder) voters passed a ballot measure authorizing the formation of an electric municipal utility, subject to certain conditions. Since that time, there have been various legal proceedings in multiple venues with jurisdiction over Boulder’s plan. In 2014, the Boulder City Council passed an ordinance to establish an electric utility. PSCo challenged the formation of this utility as premature and the Colorado Court of Appeals ruled in PSCo’s favor, vacating a lower court decision. In June 2018, the Colorado Supreme Court rejected Boulder’s request to dismiss the case and remanded it to Boulder District Court where the litigation process has started.

Boulder has filed multiple separation applications with the CPUC, which have been challenged by PSCo and other intervenors. In September 2017, the CPUC issued a written decision, agreeing with several key aspects of PSCo’s position. The CPUC approved the designation of some electrical distribution assets for transfer, subject to Boulder completing certain filings. Those filings are due to be submitted in the fourth quarter of 2018. Boulder does not have authorization from the CPUC to initiate a condemnation proceeding at this time.

Summary of Recent Federal Regulatory Developments

FERC

The FERC has jurisdiction over rates for electric transmission service in interstate commerce and electricity sold at wholesale, hydro facility licensing, natural gas transportation, asset transactions and mergers, accounting practices and certain other activities of PSCo, including enforcement of North American Electric Reliability Corporation mandatory electric reliability standards. State and local agencies have jurisdiction over many of PSCo’s activities, including regulation of retail rates and environmental matters. See additional discussion in the summary of recent federal regulatory developments and public utility regulation sections of the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2017 and Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2018 and June 30, 2018. In addition to the matters discussed below, see Note 5 to the consolidated financial statements for a discussion of other regulatory matters.

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

Public Service Company of Colorado

Oct. 26, 2018	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)