Form 10-Q
period 2019-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2019-04-26
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 26, 2019
Common Stock, $0.01 par value	100 shares

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

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
IRS	Internal Revenue Service
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
TCA	Transmission cost adjustment

Other
AFUDC	Allowance for funds used during construction
ARAM	Average rate assumption method
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CIG	Colorado Interstate Gas Company, LLC
CPCN	Certificate of public convenience and necessity
DRC	Development Recovery Company
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
IPP	Independent power producing entity
MGP	Manufactured gas plant
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Purchased power agreement
PTC	Production tax credit
ROE	Return on equity
ROU	Right-of-use
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2018 and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: changes in environmental laws and regulations; climate change and other weather natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices; costs of potential regulatory penalties; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; fuel costs; and employee work force and third party contractor factors.

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2019	2018
Operating revenues
Electric	$741.5	$698.3
Natural gas	469.1	364.0
Steam and other	12.4	11.0
Total operating revenues	1,223.0	1,073.3

Operating expenses
Electric fuel and purchased power	304.2	281.2
Cost of natural gas sold and transported	272.5	191.3
Cost of sales — steam and other	4.4	3.9
Operating and maintenance expenses	199.3	183.1
Demand side management expenses	32.1	32.7
Depreciation and amortization	146.9	121.6
Taxes (other than income taxes)	53.7	52.6
Total operating expenses	1,013.1	866.4

Operating income	209.9	206.9

Other income, net	1.0	0.2
Allowance for funds used during construction — equity	4.1	10.9

Interest charges and financing costs
Interest charges — includes other financing costs of $1.6 and $1.6, respectively	59.5	49.9
Allowance for funds used during construction — debt	(2.4)	(4.6)
Total interest charges and financing costs	57.1	45.3

Income before income taxes	157.9	172.7
Income taxes	19.1	39.0
Net income	$138.8	$133.7

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2019	2018
Net income	$138.8	$133.7

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $0.1, and $0.1, respectively	0.3	0.3

Other comprehensive income	0.3	0.3
Comprehensive income	$139.1	$134.0

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2019	2018
Operating activities
Net income	$138.8	$133.7
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	148.2	122.8
Deferred income taxes	(1.2)	13.2
Amortization of investment tax credits	(0.6)	(0.7)
Allowance for equity funds used during construction	(4.1)	(10.9)
Net realized and unrealized hedging and derivative transactions	(2.6)	1.8
Changes in operating assets and liabilities:
Accounts receivable	(54.7)	(19.4)
Accrued unbilled revenues	32.2	58.4
Inventories	33.5	60.6
Prepayments and other	(9.3)	1.3
Accounts payable	(45.7)	(25.8)
Net regulatory assets and liabilities	93.2	31.1
Other current liabilities	42.6	0.5
Pension and other employee benefit obligations	(43.7)	(22.8)
Other, net	1.9	(5.0)
Net cash provided by operating activities	328.5	338.8

Investing activities
Utility capital/construction expenditures	(282.9)	(415.8)
Investments in utility money pool arrangement	(131.0)	(36.0)
Repayments from utility money pool arrangement	131.0	56.0
Net cash used in investing activities	(282.9)	(395.8)

Financing activities
Repayments of short-term borrowings, net	(68.0)	95.0
Borrowings under utility money pool arrangement	—	158.0
Repayments under utility money pool arrangement	—	(110.0)
Proceeds from issuance of long-term debt	392.6	—
Repayments of long-term debt	(400.0)	—
Capital contributions from parent	112.2	6.5
Dividends paid to parent	(91.6)	(76.2)
Other, net	—	(0.1)
Net cash (used in) provided by financing activities	(54.8)	73.2

Net change in cash and cash equivalents	(9.2)	16.2
Cash and cash equivalents at beginning of period	33.4	7.5
Cash and cash equivalents at end of period	$24.2	$23.7

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(65.3)	$(60.1)
Cash paid for income taxes, net	(10.7)	(46.5)
Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$85.1	$128.5
Inventory transfers to property, plant and equipment	6.9	4.1
Operating lease right-of-use assets	652.8	—
Allowance for equity funds used during construction	4.1	10.9

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$24.2	$33.4
Accounts receivable, net	373.1	310.3
Accounts receivable from affiliates	10.5	80.8
Accrued unbilled revenues	281.3	313.5
Inventories	156.9	197.4
Regulatory assets	67.7	120.6
Derivative instruments	30.1	42.6
Prepayments and other	32.9	23.8
Total current assets	976.7	1,122.4

Property, plant and equipment, net	15,090.1	15,120.0

Other assets
Regulatory assets	1,029.6	1,010.7
Derivative instruments	2.6	1.2
Operating lease right-of-use assets	633.0	—
Other	177.0	37.2
Total other assets	1,842.2	1,049.1
Total assets	$17,909.0	$17,291.5

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$406.2
Short-term debt	239.0	307.0
Accounts payable	428.5	503.4
Accounts payable to affiliates	35.0	46.0
Regulatory liabilities	104.5	67.3
Taxes accrued	271.9	202.0
Accrued interest	33.5	43.2
Dividends payable to parent	98.8	91.5
Derivative instruments	20.2	34.6
Other	170.3	101.5
Total current liabilities	1,401.7	1,802.7

Deferred credits and other liabilities
Deferred income taxes	1,726.2	1,719.3
Deferred investment tax credits	24.7	25.3
Regulatory liabilities	2,041.2	2,021.5
Asset retirement obligations	342.5	338.7
Derivative instruments	1.1	0.6
Customer advances	170.0	168.1
Pension and employee benefit obligations	231.2	275.3
Operating lease liabilities	581.1	—
Other	154.7	50.4
Total deferred credits and other liabilities	5,272.7	4,599.2

Commitments and contingencies
Capitalization
Long-term debt	4,846.1	4,591.4
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at March 31, 2019 and Dec. 31, 2018, respectively	—	—
Additional paid in capital	4,390.5	4,340.5
Retained earnings	2,023.2	1,983.2
Accumulated other comprehensive loss	(25.2)	(25.5)
Total common stockholder’s equity	6,388.5	6,298.2
Total liabilities and equity	$17,909.0	$17,291.5

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2019 and 2018
Balance at Dec. 31, 2017	100	$—	$4,032.8	$1,822.2	$(26.7)	$5,828.3
Net income				133.7		133.7
Other comprehensive income					0.3	0.3
Dividends declared to parent				(95.3)		(95.3)
Contribution of capital by parent			—			—
Balance at March 31, 2018	100	$—	$4,032.8	$1,860.6	$(26.4)	$5,867.0

Balance at Dec. 31, 2018	100	$—	$4,340.5	$1,983.2	$(25.5)	$6,298.2
Net income				138.8		138.8
Other comprehensive income					0.3	0.3
Dividends declared to parent				(98.8)		(98.8)
Contribution of capital by parent			50.0			50.0
Balance at March 31, 2019	100	$—	$4,390.5	$2,023.2	$(25.2)	$6,388.5

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo and its subsidiaries as of March 31, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three months ended March 31, 2019 and 2018; and its cash flows for the three months ended March 31, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for credit losses on receivables and certain other assets. The guidance requires use of a current expected loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019. PSCo is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
Recently Adopted
Leases — In 2016, the FASB issued Leases, Topic 842 (ASC Topic 842), which provides new accounting and disclosure guidance for leasing activities, most significantly requiring that operating leases be recognized on the balance sheet. PSCo adopted the guidance on Jan. 1, 2019 utilizing the package of transition practical expedients provided by the new standard, including carrying forward prior conclusions on whether agreements existing before the adoption date contain leases and whether existing leases are operating or finance leases; ASC Topic 842 refers to capital leases as finance leases.
Specifically for land easement contracts, PSCo has elected the practical expedient provided by ASU No. 2018-01 Leases: Land Easement Practical Expedient for Transition to Topic 842, and as a result, only those easement contracts entered on or after Jan. 1, 2019 will be evaluated to determine if lease treatment is appropriate.

PSCo also utilized the transition practical expedient offered by ASU No. 2018-11 Leases: Targeted Improvements to implement the standard on a prospective basis. As a result, reporting periods in the consolidated financial statements beginning Jan. 1, 2019 reflect the implementation of ASC Topic 842, while prior periods continue to be reported in accordance with Leases, Topic 840 (ASC Topic 840). Other than first-time recognition of operating leases on its consolidated balance sheet, the implementation of ASC Topic 842 did not have a significant impact on PSCo’s consolidated financial statements. Adoption resulted in recognition of approximately $0.7 billion of operating lease ROU assets and current/noncurrent operating lease liabilities. See Note 9 for leasing disclosures.

3.	Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$394.2	$330.8
Less allowance for bad debts	(21.1)	(20.5)
	$373.1	$310.3

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$62.4	$61.9
Fuel	64.5	69.5
Natural gas	30.0	66.0
	$156.9	$197.4

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$13,733.3	$13,604.5
Natural gas plant	4,321.5	4,387.6
Common and other property	1,040.4	1,023.7
Plant to be retired (a)	305.7	321.9
Construction work in progress	581.7	573.3
Total property, plant and equipment	19,982.6	19,911.0
Less accumulated depreciation	(4,892.5)	(4,791.0)
	$15,090.1	$15,120.0

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	25
Maximum amount outstanding	—	156
Weighted average interest rate, computed on a daily basis	N/A	1.93%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$700	$700
Amount outstanding at period end	239	307
Average amount outstanding	245	55
Maximum amount outstanding	414	309
Weighted average interest rate, computed on a daily basis	2.78%	2.28%
Weighted average interest rate at period end	2.68	2.95
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. At both March 31, 2019 and Dec. 31, 2018, there were $10 million of letters of credit outstanding under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
At March 31, 2019, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$700	$249	$451
(a)    This credit facility expires in June 2021.
(b)    Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at March 31, 2019 and Dec. 31, 2018.
Long-Term Borrowings
During the three months ended March 31, 2019, PSCo issued $400 million of 4.05% first mortgage bonds due Sep 15, 2049.

5.	Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consists of the following:

	Three Months Ended March 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$245.1	$311.4	$2.5	$559.0
C&I	367.9	120.3	8.8	497.0
Other	12.5	—	—	12.5
Total retail	625.5	431.7	11.3	1,068.5
Wholesale	57.3	—	—	57.3
Transmission	13.4	—	—	13.4
Other	11.6	31.6	—	43.2
Total revenue from contracts with customers	707.8	463.3	11.3	1,182.4
Alternative revenue and other	33.7	5.8	1.1	40.6
Total revenues	$741.5	$469.1	$12.4	$1,223.0

	Three Months Ended March 31, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$227.6	$227.8	$2.7	$458.1
C&I	343.2	86.0	7.2	436.4
Other	12.2	—	—	12.2
Total retail	583.0	313.8	9.9	906.7
Wholesale	47.9	—	—	47.9
Transmission	12.3	—	—	12.3
Other	18.8	24.9	—	43.7
Total revenue from contracts with customers	662.0	338.7	9.9	1,010.6
Alternative revenue and other	36.3	25.3	1.1	62.7
Total revenues	$698.3	$364.0	$11.0	$1,073.3

6.	Income Taxes
Except to the extent noted below, Note 8 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 appropriately represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense. The following reconciles such differences:

	Three Months Ended March 31
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.7	3.7
Increases (decreases) in tax from:
Wind PTCs	(7.5)	—
Regulatory differences (a)	(3.9)	(1.5)
Other tax credits and allowances (net)	(1.2)	(1.0)
Other (net)	—	0.4
Effective income tax rate	12.1%	22.6%

(a)
Regulatory differences for income tax purposes primarily include the ARAM, ARAM deferral and AFUDC - Equity. ARAM is a method to flow back excess deferred taxes to customers. ARAM has been deferred when regulatory treatment has not been established. As Xcel Energy received direction from its regulatory commissions regarding the return of excess deferred taxes to customers, the ARAM deferral was reversed. This resulted in a reduction to tax expense with a corresponding reduction to revenue.

Federal Audits — PSCO is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	October 2019
2014 - 2016	September 2020
2017	September 2021
In the third quarter of 2015, the IRS commenced an examination of tax years 2012 and 2013. In the third quarter of 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of March 31, 2019, the case has been forwarded to Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In the fourth quarter of 2018, the IRS began an audit of tax years 2014 - 2016. As of March 31, 2019 no adjustments have been proposed.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2019, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
Unrecognized Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which the ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.

Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$5.7	$5.4
Unrecognized tax benefit — Temporary tax positions	4.8	4.9
Total unrecognized tax benefit	$10.5	$10.3
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(6.5)	$(5.6)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $3.0 million and $2.0 million for March 31, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal audit progress and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $8.7 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	March 31, 2019	Dec. 31, 2018
Payable for interest related to unrecognized tax benefits at beginning of period	$(0.7)	$(0.3)
Interest expense related to unrecognized tax benefits	(0.1)	(0.4)
Payable for interest related to unrecognized tax benefits at end of period	$(0.8)	$(0.7)
No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2019 or Dec. 31, 2018.

7.	Fair Value of Financial Assets and Liabilities
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
Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options generally utilize observable forward prices and volatilities, as well as observable pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements relate to delivery locations for which pricing is relatively unobservable, or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated, and may result in Level 3 classification.
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
At March 31, 2019, accumulated other comprehensive losses related to interest rate derivatives included $1.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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
PSCo may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
As of March 31, 2019, PSCo had no commodity contracts designated as cash flow hedges, and there were no net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses or related amounts expected to be reclassified into earnings during the next 12 months.

PSCo also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	March 31, 2019	Dec. 31, 2018
Megawatt hours of electricity	17.7	24.4
Million British thermal units of natural gas	26.0	48.4

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
At March 31, 2019, six of PSCo’s 10 most significant counterparties for these activities, comprising $54.9 million or 57% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Four of the 10 most significant counterparties, comprising $16.9 million or 17% of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Eight of these significant counterparties are municipal or cooperative electric entities, or other utilities.
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory(Assets) and Liabilities
Three Months Ended March 31, 2019
Other derivative instruments
Natural gas commodity	$—	$3.3
Total	$—	$3.3

Three Months Ended March 31, 2018
Other derivative instruments
Natural gas commodity	$—	$(0.2)
Total	$—	$(0.2)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Three Months Ended March 31, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	$0.4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$0.9	(b)
Natural gas commodity	—		(1.3)	(c)	(2.0)	(c)
Total	$—		$(1.3)		$(1.1)

Three Months Ended March 31, 2018
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	$0.4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$0.5	(b)
Natural gas commodity	—		2.7	(c)	(1.6)	(c)
Total	$—		$2.7		$(1.1)

(a)	Amounts are recorded to interest charges.

(b)
Amounts are recorded to interest charges. Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(c)
Amounts for the three months ended March 31, 2019 and 2018 included no settlement gain or losses and $1.2 million of settlement losses, respectively, on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining derivative settlement losses for the three months ended March 31, 2019 and 2018 relate to natural gas operations and are recorded to cost of natural gas sold and transported. Losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2019 and 2018.
Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At March 31, 2019 and Dec. 31, 2018, there were no derivative instruments in a liability position with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2019 and Dec. 31, 2018.

Recurring Fair Value Measurements — PSCo’s assets and liabilities measured at fair value on a recurring basis:

	March 31, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$0.7	$48.9	$—	$49.6	$(19.5)	$30.1	$2.3	$65.0	$0.1	$67.4	$(28.2)	$39.2
Natural gas commodity	—	—	—	—	—	—	—	3.4	—	3.4	—	3.4
Total current derivative assets	$0.7	$48.9	$—	$49.6	$(19.5)	30.1	$2.3	$68.4	$0.1	$70.8	$(28.2)	42.6
PPAs (b)						—						—
Current derivative instruments						$30.1						$42.6
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$3.5	$—	$3.5	$(0.9)	$2.6	$—	$1.6	$—	$1.6	$(0.4)	$1.2
Total noncurrent derivative assets	$—	$3.5	$—	$3.5	$(0.9)	2.6	$—	$1.6	$—	$1.6	$(0.4)	1.2
PPAs (b)						—						—
Noncurrent derivative instruments						$2.6						$1.2

	March 31, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$0.9	$48.0	$0.1	$49.0	$(30.2)	$18.8	$2.4	$64.2	$—	$66.6	$(34.7)	$31.9
Total current derivative liabilities	$0.9	$48.0	$0.1	$49.0	$(30.2)	18.8	$2.4	$64.2	$—	$66.6	$(34.7)	31.9
PPAs (b)						1.4						2.7
Current derivative instruments						$20.2						$34.6
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$1.9	$—	$1.9	$(0.8)	$1.1	$—	$1.1	$—	$1.1	$(0.5)	$0.6
Total noncurrent derivative liabilities	$—	$1.9	$—	$1.9	$(0.8)	1.1	$—	$1.1	$—	$1.1	$(0.5)	0.6
PPAs (b)						—						—
Noncurrent derivative instruments						$1.1						$0.6

(a)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2019 and Dec. 31, 2018. At both March 31, 2019 and Dec. 31, 2018, derivative assets and liabilities include no obligations to return cash collateral. At March 31, 2019 and Dec. 31, 2018, derivative assets and liabilities include the rights to reclaim cash collateral of $10.7 million and $6.5 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, PSCo qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

There were $0.7 million of gains and immaterial losses recognized in earnings for Level 3 commodity trading derivatives in the three months ended March 31, 2019 and 2018, respectively.
PSCo recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2019 and 2018.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,846.1	$5,162.2	$4,997.6	$5,123.2
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2019 and Dec. 31, 2018, and given the observability of the inputs, the fair values presented for long-term debt were assigned as Level 2.

8.	Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6.4	$7.2	$0.1	$0.1
Interest cost (a)	12.9	11.8	3.9	3.8
Expected return on plan assets (a)	(17.1)	(17.1)	(4.7)	(5.7)
Amortization of prior service credit (a)	(0.8)	(0.8)	(1.4)	(1.5)
Amortization of net loss (a)	6.3	7.8	0.7	1.0
Net periodic benefit cost (credit)	7.7	8.9	(1.4)	(2.3)
Credits not recognized due to the effects of regulation	1.9	1.5	0.3	—
Net benefit cost (credit) recognized for financial reporting	$9.6	$10.4	$(1.1)	$(2.3)

(a)
The components of net periodic cost other than the service cost component are included in the line item “other income, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $43 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2019.

9.	Commitments and Contingencies
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

This claim is substantially similar to the arguments previously raised by DRC. PSCo filed a motion to dismiss this claim, which was granted in May 2018. DRC subsequently filed an appeal to the Colorado Court of Appeals with its opening brief in January 2019 and PSCo filed its answer brief in February 2019. DRC’s Answer-Reply Brief was filed March 18, 2019. PSCo filed a limited final Reply Brief on April 8, 2019 and the DRC subsequently requested an oral argument. It is uncertain when a decision will be rendered.
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
Environmental
MGP, Landfill or Disposal Sites — PSCo is currently investigating or remediating three MGP, landfill or other disposal sites across its service territories, and these activities will continue through at least 2020. PSCo accrued $0.9 million and $0.6 million as of March 31, 2019 and Dec. 31, 2018, respectively, for these sites. There may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of the costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — PSCo’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. In 2015, the EPA published the CCR Rule. Litigation was brought challenging the rule in the United States Court of Appeals for the District of Columbia Circuit.
Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. PSCo has identified two sites where a statistically significant increase of certain constituents exists in the groundwater near landfills and/or impoundments. The groundwater monitored at those two sites is directly adjacent to the CCR units and does not indicate any impact to local drinking water. PSCo has completed removal of CCR from these impoundments and plans to close these landfills. By the end of 2019, only six of PSCo’s regulated ash units are expected to be in operation. PSCo is conducting additional groundwater sampling, initiating the assessment of corrective measures as required by the CCR Rule, and will evaluate whether corrective action is required at any CCR landfills or surface impoundments.
Until PSCo completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
Leases
PSCo evaluates a variety of contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. Under ASC Topic 842, adopted by PSCo on Jan. 1, 2019, a contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine if the arrangement is a finance lease.
ROU assets represent PSCo's rights to use leased assets. Starting in 2019, the present value of future operating lease payments are recognized in other current liabilities and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.

Most of PSCo’s leases do not contain a readily determinable discount rate, and therefore the present value of future lease payments is calculated using the estimated incremental borrowing rate for similar borrowing periods (weighted-average of 4.1%). PSCo has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments to the lessor, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	March 31, 2019
PPAs	$585.1
Other	67.7
Gross operating lease ROU assets	652.8
Accumulated amortization	(19.8)
Net operating lease ROU assets	$633.0
In 2019, ROU assets for finance leases are included in other noncurrent assets, and the present value of future finance lease payments are included in other current liabilities and other noncurrent liabilities. Prior to 2019, finance leases were included in property, plant and equipment, the current portion of long-term debt and long-term debt.
PSCo’s most significant finance lease activities are related to WYCO. WYCO is a joint venture with CIG to develop and lease natural gas pipeline, storage and compression facilities. Xcel Energy Inc. has a 50% ownership interest in WYCO. WYCO leases its facilities to CIG, and CIG operates the facilities, providing natural gas storage and transportation services to PSCo under separate service agreements.
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases. Xcel Energy Inc. eliminates 50% of the finance lease obligation related to WYCO in the consolidated balance sheet along with an equal amount of Xcel Energy Inc.’s equity investment in WYCO.
Finance lease ROU assets:

(Millions of Dollars)	March 31, 2019
Gas storage facilities	$200.5
Gas pipeline	20.7
Gross finance lease ROU assets	221.2
Accumulated amortization	(77.7)
Net finance lease ROU assets	$143.5

Given the impacts of accounting for regulated operations, and the resulting recognition of periodic expense at the amounts recovered in customer rates, cash expenditures for both operating and finance leases are consistent with recognized lease expense.
Components of lease expense:

(Millions of Dollars)	Three Months Ended March 31, 2019
Operating leases
PPA capacity payments	$24.3
Other operating leases (a)	3.5
Total operating lease expense (b)	$27.8

Finance leases
Amortization of ROU assets	$1
Interest expense on lease liability	5
Total finance lease expense	$6

(a)	Includes short-term lease expense of $0.3 million.

(b)
PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Future commitments under operating and finance leases as of March 31, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2019	$71.6	$9.6	$81.2	$18.7
2020	95.9	13.0	108.9	24.8
2021	96.4	12.0	108.4	23.6
2022	82.6	11.0	93.6	20.5
2023	70.0	10.9	80.9	20.3
Thereafter	288.6	29.2	317.8	420.4
Total minimum obligation	705.1	85.7	790.8	528.3
Interest component of obligation	(112.4)	(14.5)	(126.9)	(384.8)
Present value of minimum obligation	$592.7	$71.2	663.9	143.5
Less current portion			(82.8)	(6.3)
Noncurrent operating and finance lease liabilities			$581.1	$137.2

Weighted-average remaining lease term in years			8.3	39.2

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2032.

Future commitments under operating and finance leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2019	$95.5	$10.8	$106.3	$24.9
2020	95.9	10.7	106.6	24.8
2021	96.4	9.5	105.9	23.6
2022	82.6	8.4	91.0	20.5
2023	70.0	8.1	78.1	20.3
Thereafter	288.6	53.4	342.0	420.4
Total minimum obligation				534.5
Interest component of obligation				(389.5)
Present value of minimum obligation				$145.0

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2032.
Variable Interest Entities
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the associated IPP.
PSCo had approximately 1,571 MW of capacity under long-term PPAs as of March 31, 2019 and Dec. 31, 2018, with entities that have been determined to be VIEs. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. These agreements have expiration dates through 2032.

10.	Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(25.3)	$(0.2)	$(25.5)
Losses reclassified from net accumulated other comprehensive loss
Interest rate derivatives (net of taxes of $0.1 and $0, respectively (a)	0.3	—	0.3
Net current period other comprehensive income	0.3	—	0.3
Accumulated other comprehensive loss at March 31	$(25.0)	$(0.2)	$(25.2)

	Three Months Ended March 31, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(26.5)	$(0.2)	$(26.7)
Losses reclassified from net accumulated other comprehensive loss
Interest rate derivatives (net of taxes of $0.1 and $0, respectively (a)	0.3	—	0.3
Net current period other comprehensive income	0.3	—	0.3
Accumulated other comprehensive loss at March 31	$(26.2)	$(0.2)	$(26.4)

(a)	Included in interest charges.

11.	Segment Information
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
Certain costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators across each segment. In addition, a general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

PSCo’s segment information for the three months ended March 31:

(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues	$741.5	$698.3
Intersegment revenues	0.1	0.1
Total revenue	741.6	698.4
Net income	82.4	79.6
Regulated Natural Gas
Operating revenues	$469.1	$364.0
Intersegment revenues	0.1	0.1
Total revenue	469.2	364.1
Net income	59.2	53.7
All Other
Operating revenues (a)	$12.4	$11.0
Intersegment revenues	—	—
Total revenue	12.4	11.0
Net income (loss)	(2.8)	0.4
Consolidated Total
Operating revenues (a)	$1,223.2	$1,073.5
Intersegment revenues	(0.2)	(0.2)
Total revenue	1,223.0	1,073.3
Net income	138.8	133.7

(a)	Operating revenues include $1.1 million of other affiliate revenue for the three months ended March 31, 2019 and 2018.
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

Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses. These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, cost of sales-other, O&M expenses, conservation and demand side management expenses, depreciation and amortization and taxes (other than income taxes).
Results of Operations
PSCo’s net income was approximately $138.8 million for the first quarter of 2019, compared with approximately $133.7 million for the same period of 2018. Electric and natural gas margins both benefited from favorable weather. These items were partially offset by higher depreciation expense, O&M expenses, interest charges, and decreased AFUDC. Changes in depreciation expense and AFUDC are primarily driven by the Rush Creek wind project being placed in-service in late 2018. Depreciation was also impacted by additional amortization resulting from a tax reform settlement.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs that are generated in a particular period.
Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Electric revenues	$741.5	$698.3
Electric fuel and purchased power	(304.2)	(281.2)
Electric margin	$437.3	$417.1
Changes in electric margin:

(Millions of Dollars)	Three Months Ended March 31, 2019 vs. 2018
Non-fuel riders	$20.5
Finance leases (offset in interest expense and amortization)	5.5
Estimated impact of weather	4.1
Timing of TCJA regulatory outcomes (offset in income tax)	1.3
Trading	(2.3)
Other, net	(8.9)
Total increase in electric margin	$20.2
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.

Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2019	2018
Natural gas revenues	$469.1	$364.0
Cost of natural gas sold and transported	(272.5)	(191.3)
Natural gas margin	$196.6	$172.7
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended March 31, 2019 vs. 2018
Retail rate increase	$11.5
Estimated impact of weather	6.3
Retail sales growth (excluding weather impact)	2.6
Transport sales	2.6
Infrastructure and integrity riders	2.5
Other, net	(1.6)
Total increase in natural gas margin	$23.9

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $16.2 million, or 8.8%, for the first quarter of 2019. Increase was driven by distribution costs and plant generation expenses. Distribution expenses were higher due to storms, labor and overtime. Plant generation amounts increased due to the in-servicing of the Rush Creek wind project and the timing of planned maintenance and overhauls.
Depreciation and Amortization — Depreciation and amortization expense increased $25.3 million, or 20.8%, for the first quarter of 2019. The increase was primarily driven by the Rush Creek wind project being placed in-service (rider recoverable), other capital investments and additional amortization of a prepaid pension asset in Colorado related to tax reform settlements.
AFUDC, Equity and Debt — AFUDC decreased $(9.0) million for the first quarter of 2019. The decrease was primarily driven by the Rush Creek wind project being placed in-service in 2018.
Interest Charges — Interest charges increased $9.6 million, or 19.2%, for the first quarter of 2019. The increase was related to higher debt levels to fund capital investments, partially offset by refinancings at lower interest rates.
Income Taxes — Income tax expense decreased $19.9 million for the first quarter of 2019. The decrease was primarily driven by wind PTCs, an increase in plant-related regulatory differences related to ARAM (net of deferrals) and lower pretax earnings. The ETR was 12.1% for the first quarter of 2019 compared with 22.6% for the same period of 2018. The lower ETR in 2019 is primarily due to the items referenced above. See Note 6 to the consolidated financial statements.
Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
PSCo (CPUC)
Rate Case	Steam	$7	January 2019	Pending
Request is based on a ROE of 10.65%, an equity ratio of 56.29%, a rate base of $64.1 million and a historic test year ending Dec. 31, 2017, to be effective in October 2019. The request also includes adjustments for installation of a new water treatment system in 2018 and a new boiler at the Denver Steam plant in 2019. On April 11, 2019 CPUC Staff recommended a ROE of 9.72%, an equity ratio of 55.34%, and an increase of $5.9 million. CPUC Staff also requested PSCo file a CPCN for the investment in the water treatment system within 90 days of a final decision.

Multi-Year Rate Case	Natural Gas	$139	April 2019	Pending
PSCo filed an appeal in April 2019, seeking judicial review of the CPUC’s prior ruling regarding PSCo’s last natural gas rate case (approved in December 2018). Appeal requests review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure that is not based on the actual historical test year level; and the use of an average rate base methodology rather than a year-end rate base methodology.

Cheyenne Ridge Wind CPCN — In December 2018, PSCo filed for a CPCN for the 500 MW Cheyenne Ridge self-build wind farm and 65 mile gen-tie line. On April 24, 2019, the CPUC issued their decision which grants a CPCN and:

•	Includes a construction cost cap of $743 million (inclusive of AFUDC);

•
Establishes that PSCo will accrue AFUDC on project while under construction and will recover costs associated with Cheyenne Ridge through riders once the project is complete and before it goes into base rates; and

•	Establishes a customer protection mechanism through ongoing reporting on the project.

Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of March 31, 2019, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

Internal Control Over Financial Reporting
No changes in PSCo’s internal control over financial reporting occurred during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, PSCo’s internal control over financial reporting.
Part II — OTHER INFORMATION
Item 1 — Legal Proceedings
PSCO is involved in various litigation matters that are being defended and handled in the ordinary course of business. Assessment of whether a loss is probable or is a reasonable possibility, and whether a loss or a range of loss is estimable, often involves a series of complex judgments regarding future events. Management maintains accruals for losses that are probable of being incurred and subject to reasonable estimation. Management may be unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to when (1) damages sought are indeterminate, (2) proceedings are in the early stages or (3) matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss.

See Note 9 to the consolidated financial statements and Part I Item 2 for further information.
Item 1A — RISK FACTORS
PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2018, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.
Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	001-03280	3.01
3.02*	By-Laws of PSCo as Amended and Restated on Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	001-03280	3.02
4.01*	Supplemental Indenture dated as of March 1, 2019 between PSCo and U.S. Bank National Association, as successor Trustee, creating $400 million principal amount of 4.05% First Mortgage Bonds, Series No. 33 due 2049	PSCo Form 8-K dated March 13, 2019	001-03280	4.01
10.01*+	Brett Carter’s Sign-On Bonus Terms	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2019	001-03034	10.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

April 26, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)