Form 10-Q
period 2019-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2019-08-01
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-03280	84-0296600
(Commission File Number)	(I.R.S. Employer Identification No.)

(Registrant, State of Incorporation or Organization, Address of Principal Executive Officers and Telephone Number)
Public Service Company of Colorado
Colorado

1800 Larimer, Suite 1100

Denver	Colorado	80202

303	571-7511
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	August 1, 2019
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by Public Service Company of Colorado (PSCo). PSCo is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the SEC. This report should be read in its entirety.

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
IRS	Internal Revenue Service
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
TCA	Transmission cost adjustment

Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CACJA	Clean Air Clean Jobs Act
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CIG	Colorado Interstate Gas Company, LLC
DRC	Development Recovery Company
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
IPP	Independent power producing entity
MGP	Manufactured gas plant
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Purchased power agreement
PTC	Production tax credit
ROE	Return on equity
ROU	Right-of-use
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Operating revenues
Electric	$692.7	$716.2	$1,434.2	$1,414.5
Natural gas	207.6	186.7	676.7	550.6
Steam and other	9.7	9.0	22.1	20.1
Total operating revenues	910.0	911.9	2,133.0	1,985.2

Operating expenses
Electric fuel and purchased power	240.7	271.9	544.9	553.1
Cost of natural gas sold and transported	69.9	58.6	342.4	249.8
Cost of sales — steam and other	3.9	3.7	8.4	7.5
Operating and maintenance expenses	200.3	189.0	399.5	372.1
Demand side management expenses	32.2	33.2	64.4	65.9
Depreciation and amortization	148.1	116.5	295.0	238.2
Taxes (other than income taxes)	52.2	49.7	105.9	102.4
Total operating expenses	747.3	722.6	1,760.5	1,589.0

Operating income	162.7	189.3	372.5	396.2

Other (expense) income, net	(0.3)	0.8	0.6	1.0
Allowance for funds used during construction — equity	5.0	13.5	9.1	24.5

Interest charges and financing costs
Interest charges — includes other financing costs of $1.6, $1.6, $3.2 and $3.2, respectively	57.7	51.2	117.1	101.2
Allowance for funds used during construction — debt	(2.4)	(5.2)	(4.9)	(9.8)
Total interest charges and financing costs	55.3	46.0	112.2	91.4

Income before income taxes	112.1	157.6	270.0	330.3
Income taxes	10.6	35.3	29.7	74.3
Net income	$101.5	$122.3	$240.3	$256.0

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Net income	$101.5	$122.3	$240.3	$256.0

Other comprehensive income

Derivative instruments:
Reclassification of losses to net income, net of tax of $0.1, $0.1, $0.2 and $0.2, respectively	0.3	0.3	0.6	0.6

Other comprehensive income	0.3	0.3	0.6	0.6
Comprehensive income	$101.8	$122.6	$240.9	$256.6

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2019	2018
Operating activities
Net income	$240.3	$256.0
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	297.4	240.6
Deferred income taxes	2.8	25.6
Amortization of investment tax credits	(1.3)	(1.4)
Allowance for equity funds used during construction	(9.1)	(24.5)
Net realized and unrealized hedging and derivative transactions	(2.2)	(1.9)
Changes in operating assets and liabilities:
Accounts receivable	63.2	22.0
Accrued unbilled revenues	77.2	66.5
Inventories	16.5	44.8
Prepayments and other	0.5	1.5
Accounts payable	(111.8)	(22.1)
Net regulatory assets and liabilities	80.0	30.4
Other current liabilities	(94.6)	(119.1)
Pension and other employee benefit obligations	(43.5)	(27.5)
Other, net	0.5	(10.7)
Net cash provided by operating activities	515.9	480.2

Investing activities
Utility capital/construction expenditures	(632.5)	(801.0)
Investments in utility money pool arrangement	(131.0)	(198.0)
Repayments from utility money pool arrangement	131.0	56.0
Net cash used in investing activities	(632.5)	(943.0)

Financing activities
Repayments of short-term borrowings, net	(86.0)	—
Borrowings under utility money pool arrangement	58.0	526.0
Repayments under utility money pool arrangement	(8.0)	(526.0)
Proceeds from issuance of long-term debt	391.6	692.7
Repayments of long-term debt	(400.0)	—
Capital contributions from parent	332.2	216.5
Dividends paid to parent	(190.4)	(171.5)
Other, net	—	(0.1)
Net cash provided by financing activities	97.4	737.6

Net change in cash and cash equivalents	(19.2)	274.8
Cash and cash equivalents at beginning of period	33.4	7.5
Cash and cash equivalents at end of period	$14.2	$282.3

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(107.4)	$(88.9)
Cash paid for income taxes, net	(28.7)	(96.4)
Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$113.1	$131.8
Inventory transfers to property, plant and equipment	15.4	9.3
Operating lease right-of-use assets	653.4	—
Allowance for equity funds used during construction	9.1	24.5

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$14.2	$33.4
Accounts receivable, net	252.6	310.3
Accounts receivable from affiliates	21.2	80.8
Accrued unbilled revenues	236.3	313.5
Inventories	165.5	197.4
Regulatory assets	68.4	120.6
Derivative instruments	18.4	42.6
Prepayments and other	26.4	23.8
Total current assets	803.0	1,122.4

Property, plant and equipment, net	15,335.7	15,120.0

Other assets
Regulatory assets	1,052.3	1,010.7
Derivative instruments	2.5	1.2
Operating lease right-of-use assets	613.7	—
Other	175.1	37.2
Total other assets	1,843.6	1,049.1
Total assets	$17,982.3	$17,291.5

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$406.2
Short-term debt	221.0	307.0
Borrowings under utility money pool arrangement	50.0	—
Accounts payable	383.5	503.4
Accounts payable to affiliates	43.6	46.0
Regulatory liabilities	116.9	67.3
Taxes accrued	118.5	202.0
Accrued interest	46.4	43.2
Dividends payable to parent	104.9	91.5
Derivative instruments	9.7	34.6
Other	182.5	101.5
Total current liabilities	1,277.0	1,802.7

Deferred credits and other liabilities
Deferred income taxes	1,738.6	1,719.3
Deferred investment tax credits	24.1	25.3
Regulatory liabilities	2,023.4	2,021.5
Asset retirement obligations	346.2	338.7
Derivative instruments	0.6	0.6
Customer advances	169.1	168.1
Pension and employee benefit obligations	231.3	275.3
Operating lease liabilities	560.3	—
Other	152.5	50.4
Total deferred credits and other liabilities	5,246.1	4,599.2

Commitments and contingencies
Capitalization
Long-term debt	4,846.1	4,591.4
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at June 30, 2019 and Dec. 31, 2018, respectively	—	—
Additional paid in capital	4,618.3	4,340.5
Retained earnings	2,019.7	1,983.2
Accumulated other comprehensive loss	(24.9)	(25.5)
Total common stockholder’s equity	6,613.1	6,298.2
Total liabilities and equity	$17,982.3	$17,291.5

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2019 and 2018
Balance at March 31, 2018	100	$—	$4,032.8	$1,860.6	$(26.4)	$5,867.0
Net income				122.3		122.3
Other comprehensive income					0.3	0.3
Dividends declared to parent				(100.3)		(100.3)
Contribution of capital by parent			240.3			240.3
Balance at June 30, 2018	100	$—	$4,273.1	$1,882.6	$(26.1)	$6,129.6

Balance at March 31, 2019	100	$—	$4,390.5	$2,023.1	$(25.2)	$6,388.4
Net income				101.5		101.5
Other comprehensive income					0.3	0.3
Dividends declared to parent				(104.9)		(104.9)
Contribution of capital by parent			227.8			227.8
Balance at June 30, 2019	100	$—	$4,618.3	$2,019.7	$(24.9)	$6,613.1

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2019 and 2018
Balance at Dec. 31, 2017	100	$—	$4,032.8	$1,822.2	$(26.7)	$5,828.3
Net income				256.0		256.0
Other comprehensive income					0.6	0.6
Dividends declared to parent				(195.6)		(195.6)
Contribution of capital by parent			240.3			240.3
Balance at June 30, 2018	100	$—	$4,273.1	$1,882.6	$(26.1)	$6,129.6

Balance at Dec. 31, 2018	100	$—	$4,340.5	$1,983.2	$(25.5)	$6,298.2
Net income				240.3		240.3
Other comprehensive income					0.6	0.6
Dividends declared to parent				(203.8)		(203.8)
Contribution of capital by parent			277.8			277.8
Balance at June 30, 2019	100	$—	$4,618.3	$2,019.7	$(24.9)	$6,613.1

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo and its subsidiaries as of June 30, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three and six months ended June 30, 2019 and 2018; and its cash flows for the six months ended June 30, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019, and will be applied on a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. PSCo is currently evaluating the impact of adoption of the new standard on its consolidated financial statements.
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

3.	Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$272.3	$330.8
Less allowance for bad debts	(19.7)	(20.5)
	$252.6	$310.3

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$61.8	$61.9
Fuel	71.7	69.5
Natural gas	32.0	66.0
	$165.5	$197.4

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$13,922.3	$13,604.5
Natural gas plant	4,443.0	4,387.6
Common and other property	1,052.3	1,023.7
Plant to be retired (a)	290.2	321.9
Construction work in progress	638.9	573.3
Total property, plant and equipment	20,346.7	19,911.0
Less accumulated depreciation	(5,011.0)	(4,791.0)
	$15,335.7	$15,120.0

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$250	$250
Amount outstanding at period end	50	—
Average amount outstanding	3	25
Maximum amount outstanding	50	156
Weighted average interest rate, computed on a daily basis	2.41%	1.93%
Weighted average interest rate at period end	2.41	N/A

Commercial Paper — Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$700	$700
Amount outstanding at period end	221	307
Average amount outstanding	244	55
Maximum amount outstanding	432	309
Weighted average interest rate, computed on a daily basis	2.65%	2.28%
Weighted average interest rate at period end	2.59	2.95

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. There were $10 million of letters of credit outstanding under the credit facility at June 30, 2019 and Dec. 31, 2018. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
At June 30, 2019, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$700	$231	$469
(a)    This credit facility expires in June 2024.
(b)    Includes outstanding commercial paper and letters of credit.

All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2019 and Dec. 31, 2018.
Long-Term Borrowings
During the six months ended June 30, 2019, PSCo issued $400 million of 4.05% first mortgage bonds due Sep. 15, 2049.

5.	Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consists of the following:

	Three Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$211.5	$130.1	$2.8	$344.4
C&I	384.4	49.4	5.7	439.5
Other	11.8	—	—	11.8
Total retail	607.7	179.5	8.5	795.7
Wholesale	29.1	—	—	29.1
Transmission	11.6	—	—	11.6
Other	6.5	23.3	—	29.8
Total revenue from contracts with customers	654.9	202.8	8.5	866.2
Alternative revenue and other	37.8	4.8	1.2	43.8
Total revenues	$692.7	$207.6	$9.7	$910.0

	Three Months Ended June 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$222.7	$104.0	$2.6	$329.3
C&I	383.7	38.9	5.3	427.9
Other	11.4	—	—	11.4
Total retail	617.8	142.9	7.9	768.6
Wholesale	36.2	—	—	36.2
Transmission	13.2	—	—	13.2
Other	14.7	18.8	—	33.5
Total revenue from contracts with customers	681.9	161.7	7.9	851.5
Alternative revenue and other	34.3	25.0	1.1	60.4
Total revenues	$716.2	$186.7	$9.0	$911.9

	Six Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$456.6	$441.5	$5.3	$903.4
C&I	752.3	169.7	14.5	936.5
Other	24.3	—	—	24.3
Total retail	1,233.2	611.2	19.8	1,864.2
Wholesale	86.4	—	—	86.4
Transmission	25.0	—	—	25.0
Other	18.1	54.9	—	73.0
Total revenue from contracts with customers	1,362.7	666.1	19.8	2,048.6
Alternative revenue and other	71.5	10.6	2.3	84.4
Total revenues	$1,434.2	$676.7	$22.1	$2,133.0

	Six Months Ended June 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$450.3	$331.8	$5.2	$787.3
C&I	727.0	124.9	12.5	864.4
Other	23.6	—	0.1	23.7
Total retail	1,200.9	456.7	17.8	1,675.4
Wholesale	84.1	—	—	84.1
Transmission	25.4	—	—	25.4
Other	33.5	43.8	—	77.3
Total revenue from contracts with customers	1,343.9	500.5	17.8	1,862.2
Alternative revenue and other	70.6	50.1	2.3	123.0
Total revenues	$1,414.5	$550.6	$20.1	$1,985.2

6.	Income Taxes
Except to the extent noted below, Note 8 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 represents, in all material respects, the current status of other income tax matters, and are incorporated herein by reference.

The following table reconciles the difference between the statutory rate and the ETR:

	Six Months Ended June 30
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.7	3.7
Increases (decreases) in tax from:
Wind PTCs	(9.4)	—
Plant regulatory differences (a)	(3.4)	(1.5)
Other tax credits and allowances (net)	(1.0)	(1.0)
Other (net)	0.1	0.3
Effective income tax rate	11.0%	22.5%

(a)
Regulatory differences for income tax primarily relate to the flow back of excess deferred taxes to customers through the average rate assumption method and the impact of AFUDC - Equity. Year-to-date variations primarily relates to the deferral of the flow back of excess deferred taxes in 2018, as a result of pending regulatory decisions. Treatment of most tax reform items was established prior to the first quarter of 2019, resulting in a reduction in deferred amounts. Income tax benefits associated with the flow back of excess deferred credits are offset by corresponding revenue reductions and additional prepaid pension asset amortization.

Federal Audits — PSCO is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	June 2020
2014 - 2016	September 2020
2017	September 2021

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of June 30, 2019, the case has been forwarded to Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of June 30, 2019 no adjustments have been proposed.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2019, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$6.0	$5.4
Unrecognized tax benefit — Temporary tax positions	4.7	4.9
Total unrecognized tax benefit	$10.7	$10.3

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(6.1)	$(5.6)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $2.6 million and $2.0 million for June 30, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal audit progress, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $8.7 million in the next 12 months.
Payables for interest related to unrecognized tax benefits were not material and no amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2019 or Dec. 31, 2018.

7.	Fair Value of Financial Assets and Liabilities
Fair Value Measurements
The accounting guidance for fair value measurements and disclosures provides a single definition of fair value, hierarchical framework for measuring assets and liabilities and requires disclosure about assets and liabilities measured at fair value.
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

Interest Rate Derivatives — PSCo enters into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes.
At June 30, 2019, accumulated other comprehensive loss related to interest rate derivatives included $1.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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
PSCo may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded as other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
As of June 30, 2019, PSCo had no commodity contracts designated as cash flow hedges.
PSCo also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	June 30, 2019	Dec. 31, 2018
Megawatt hours of electricity	16.3	24.4
Million British thermal units of natural gas	51.3	48.4

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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

At June 30, 2019, six of PSCo’s 10 most significant counterparties for these activities, comprising $33.0 million or 49% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $7.7 million or 11% of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $8.4 million or 12% of this credit exposure, had credit quality less than investment grade, based on external analysis. Seven of these significant counterparties are municipal or cooperative electric entities, or other utilities.
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory(Assets) and Liabilities
Three Months Ended June 30, 2019
Other derivative instruments
Natural gas commodity	$—	$(1.5)
Total	$—	$(1.5)

Six Months Ended June 30, 2019
Other derivative instruments
Natural gas commodity	$—	$(1.5)
Total	$—	$(1.5)

Three Months Ended June 30, 2018
Other derivative instruments
Natural gas commodity	$—	$(0.2)
Total	$—	$(0.2)

Six Months Ended June 30, 2018
Other derivative instruments
Natural gas commodity	$—	$(0.4)
Total	$—	$(0.4)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	$0.4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3.3	(b)
Total	$—		$—		$3.3

Six Months Ended June 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.8	(a)	$—		$—
Total	$0.8		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$4.7	(b)
Natural gas commodity	—		(1.3)	(c)	(2.0)	(c)
Total	$—		$(1.3)		$2.7

Three Months Ended June 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	$0.4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$0.2	(b)
Total	$—		$—		$0.2

Six Months Ended June 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$0.8	(a)	$—		$—
Total	$0.8		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$0.7	(b)
Natural gas commodity	—		2.7	(c)	(1.6)	(c)
Total	$—		$2.7		$(0.9)

(a)	Amounts are recorded to interest charges.

(b)
Amounts are recorded to interest charges. Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(c)
Amounts for both the three and six months ended June 30, 2019 included no settlement gain or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Amounts for the three and six months ended June 30, 2018 included no such settlement gains or losses and $1.2 million of such settlement losses, respectively. Remaining derivative settlement losses for the three and six months ended June 30, 2019 and 2018 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2019 and 2018.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At June 30, 2019 and Dec. 31, 2018, there were no derivative instruments in a liability position with such underlying contract provisions with no offsetting positions or posted collateral.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2019 and Dec. 31, 2018.
Recurring Fair Value Measurements — PSCo’s assets and liabilities measured at fair value on a recurring basis:

	June 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$5.4	$33.3	$0.2	$38.9	$(20.9)	$18.0	$2.3	$65.0	$0.1	$67.4	$(28.2)	$39.2
Natural gas commodity	—	0.4	—	0.4	—	0.4	—	3.4	—	3.4	—	3.4
Total current derivative assets	$5.4	$33.7	$0.2	$39.3	$(20.9)	18.4	$2.3	$68.4	$0.1	$70.8	$(28.2)	42.6
PPAs (b)						—						—
Current derivative instruments						$18.4						$42.6
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$0.2	$4.6	$—	$4.8	$(2.3)	$2.5	$—	$1.6	$—	$1.6	$(0.4)	$1.2
Total noncurrent derivative assets	$0.2	$4.6	$—	$4.8	$(2.3)	2.5	$—	$1.6	$—	$1.6	$(0.4)	1.2
PPAs (b)						—						—
Noncurrent derivative instruments						$2.5						$1.2

	June 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$5.5	$31.4	$—	$36.9	$(27.3)	$9.6	$2.4	$64.2	$—	$66.6	$(34.7)	$31.9
Total current derivative liabilities	$5.5	$31.4	$—	$36.9	$(27.3)	9.6	$2.4	$64.2	$—	$66.6	$(34.7)	31.9
PPAs (b)						0.1						2.7
Current derivative instruments						$9.7						$34.6
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$0.2	$2.7	$—	$2.9	$(2.3)	$0.6	$—	$1.1	$—	$1.1	$(0.5)	$0.6
Total noncurrent derivative liabilities	$0.2	$2.7	$—	$2.9	$(2.3)	0.6	$—	$1.1	$—	$1.1	$(0.5)	0.6
PPAs (b)						—						—
Noncurrent derivative instruments						$0.6						$0.6

(a)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2019 and Dec. 31, 2018. At both June 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include the rights to reclaim cash collateral of $6.4 million and $6.5 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, PSCo qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

There were $0.3 million and $1.0 million of gains recognized in earnings for Level 3 commodity trading derivatives in the three and six months ended June 30, 2019, respectively. There were $0.1 million of gains recognized in earnings for Level 3 commodity trading derivatives in both the three and six months ended June 30, 2018.
PSCo recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2019 and 2018.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$4,846.1	$5,333.3	$4,997.6	$5,123.2

Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8.	Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6.4	$7.3	$0.1	$0.2
Interest cost (a)	12.9	11.8	3.9	3.8
Expected return on plan assets (a)	(17.1)	(17.1)	(4.7)	(5.7)
Amortization of prior service credit (a)	(0.8)	(0.9)	(1.3)	(1.6)
Amortization of net loss (a)	6.3	7.8	0.7	1.0
Net periodic benefit cost (credit)	7.7	8.9	(1.3)	(2.3)
Credits not recognized due to the effects of regulation	1.8	0.9	0.2	—
Net benefit cost (credit) recognized for financial reporting	$9.5	$9.8	$(1.1)	$(2.3)

	Six Months Ended June 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$12.8	$14.6	$0.2	$0.3
Interest cost (a)	25.8	23.6	7.8	7.5
Expected return on plan assets (a)	(34.2)	(34.3)	(9.4)	(11.3)
Amortization of prior service credit (a)	(1.7)	(1.7)	(2.7)	(3.1)
Amortization of net loss (a)	12.7	15.6	1.5	2.0
Net periodic benefit cost (credit)	15.4	17.8	(2.6)	(4.6)
Credits not recognized due to the effects of regulation	3.6	2.4	0.5	—
Net benefit cost (credit) recognized for financial reporting	$19.0	$20.2	$(2.1)	$(4.6)

(a)
The components of net periodic cost other than the service cost component are included in the line item “other income, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

In January 2019, contributions of $150 million were made across four of Xcel Energy’s pension plans, of which $43 million was attributable to PSCo. On July 1, 2019, Xcel Energy made a $4 million contribution to the Xcel Energy Inc. Non-Bargaining Pension Plan (South), of which $3 million was attributable to PSCo, and does not expect any additional pension contributions during 2019.

9.	Commitments and Contingencies
Legal Contingencies
PSCo is involved in various litigation matters in the ordinary course of business. The assessment of whether a loss is probable or is a reasonable possibility, and whether the loss or a range of loss is estimable, often involves a series of complex judgments about future events. Management maintains accruals for losses probable of being incurred and subject to reasonable estimation.
Management is sometimes unable to estimate an amount or range of a reasonably possible loss in certain situations, including but not limited to, when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on PSCo’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
Gas Trading Litigation — e prime is a wholly owned subsidiary of Xcel Energy. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003.  Multiple lawsuits seeking monetary damages were commenced against e prime and its affiliates, including Xcel Energy, between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. Cases were all consolidated in the U.S. District Court in Nevada.
Two cases remain active which include an MDL matter consisting of a Colorado purported class (Breckenridge) and a Wisconsin purported class (Arandell Corp.).
Breckenridge/Colorado - The MDL panel remanded Breckenridge back to the U.S. District Court in Colorado and assigned to a judge.

Arandell Corp. - In February 2019, Xcel Energy filed a no opposition motion to have the case remanded back to the U.S. District Court in Wisconsin. The motion was granted and the case has been remanded back to the District Court.
Xcel Energy has concluded that a loss is remote for both remaining lawsuits.
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
This claim is similar to the arguments previously raised by DRC. PSCo filed a motion to dismiss this claim, which was granted in May 2018. DRC subsequently filed an appeal to the Colorado Court of Appeals. Briefs have been filed and it is uncertain when a decision will be rendered.
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
Environmental
MGP, Landfill or Disposal Sites — PSCo is cooperating with the City of Denver on an environmental investigation of the Rice Yards Site in the Central Platte Valley of Denver, Colorado, which had various historic industrial uses by multiple parties, including railroad, maintenance shop, scrap metal yard, and MGP operations. In the 1990’s, environmental remediation activities took place at the site under state oversight to accommodate the development of an amusement park and parking lots. The area is being redeveloped into residential and commercial mixed uses, and PSCo is in discussions with the current property owner regarding legal claims related to the Rice Yards Site.
In addition, PSCo is currently investigating or remediating two other MGP, landfill or other disposal sites across its service territories.
PSCo has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown.  In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of the costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — PSCo’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste.
Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. By the end of 2019, only six of PSCo’s regulated ash units are expected to be in operation. PSCo is conducting groundwater sampling, and where appropriate, initiating the assessment of corrective measures and evaluating whether corrective action is required at any CCR landfills or surface impoundments.
Until PSCo completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.

Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. Under ASC Topic 842, adopted by PSCo on Jan. 1, 2019, a contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine if the arrangement is a finance lease.
ROU assets represent PSCo's rights to use leased assets. Starting in 2019, the present value of future operating lease payments are recognized in other current liabilities and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.
Most of PSCo’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is calculated using the estimated incremental borrowing rate (weighted-average of 4.1%). PSCo has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	June 30, 2019
PPAs	$585.1
Other	68.3
Gross operating lease ROU assets	653.4
Accumulated amortization	(39.7)
Net operating lease ROU assets	$613.7

In 2019, ROU assets for finance leases are included in other noncurrent assets, and the present value of future finance lease payments is included in other current liabilities and other noncurrent liabilities. Prior to 2019, finance leases were included in property, plant and equipment, the current portion of long-term debt and long-term debt.
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
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases.
Finance lease ROU assets:

(Millions of Dollars)	June 30, 2019
Gas storage facilities	$200.5
Gas pipeline	20.7
Gross finance lease ROU assets	221.2
Accumulated amortization	(79.2)
Net finance lease ROU assets	$142.0

Components of lease expense:

(Millions of Dollars)	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating leases
PPA capacity payments	$24.7	$49.0
Other operating leases (a)	3.6	7.2
Total operating lease expense (b)	$28.3	$56.2

Finance leases
Amortization of ROU assets	$1.5	$3.0
Interest expense on lease liability	4.7	9.5
Total finance lease expense	$6.2	$12.5

(a)	Includes short-term lease expense of $0.3 million for three months ended June 30, 2019 and $0.7 million for six months ended June 30, 2019.

(b)
PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Future commitments under operating and finance leases as of June 30, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2019	$47.8	$6.5	$54.3	$12.4
2020	95.9	13.2	109.1	24.8
2021	96.4	12.1	108.5	23.6
2022	82.6	11.2	93.8	20.5
2023	70.0	10.9	80.9	20.3
Thereafter	288.6	29.2	317.8	420.4
Total minimum obligation	681.3	83.1	764.4	522.0
Interest component of obligation	(106.4)	(13.8)	(120.2)	(380.0)
Present value of minimum obligation	$574.9	$69.3	644.2	142.0
Less current portion			(83.9)	(6.5)
Noncurrent operating and finance lease liabilities			$560.3	$135.5

Weighted-average remaining lease term in years			8.3	39.0

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2032.

Future commitments under operating and finance leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2019	$95.5	$10.8	$106.3	$24.9
2020	95.9	10.7	106.6	24.8
2021	96.4	9.5	105.9	23.6
2022	82.6	8.4	91.0	20.5
2023	70.0	8.1	78.1	20.3
Thereafter	288.6	53.4	342.0	420.4
Total minimum obligation				534.5
Interest component of obligation				(389.5)
Present value of minimum obligation				$145.0

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2032.
Variable Interest Entities
Under certain PPAs, PSCo purchases power from IPPs and is required to reimburse the IPPs for fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the associated IPP.
PSCo had approximately 1,442 MW and 1,571 MW of capacity under long-term PPAs as of June 30, 2019 and Dec. 31, 2018, respectively, with entities that have been determined to be VIEs. PSCo concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that significantly impact the entities’ economic performance. These agreements have various expiration dates through 2032.

10.	Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30, 2019			Three Months Ended June 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(25.0)	$(0.2)	$(25.2)	$(26.1)	$(0.3)	$(26.4)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1, $0, $0.1 and $0, respectively) (a)	0.3	—	0.3	0.3	—	0.3
Net current period other comprehensive income	0.3	—	0.3	0.3	—	0.3
Accumulated other comprehensive loss at June 30	$(24.7)	$(0.2)	$(24.9)	$(25.8)	$(0.3)	$(26.1)

	Six Months Ended June 30, 2019			Six Months Ended June 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(25.3)	$(0.2)	$(25.5)	$(26.4)	$(0.3)	$(26.7)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1, $0, $0.2 and $0, respectively) (a)	0.6	—	0.6	0.6	—	0.6
Net current period other comprehensive income	0.6	—	0.6	0.6	—	0.6
Accumulated other comprehensive loss at June 30	$(24.7)	$(0.2)	$(24.9)	$(25.8)	$(0.3)	$(26.1)

(a)	Included in interest charges.

11.	Segment Information
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

PSCo’s segment information for the three and six months ended June 30:

	Three Months Ended June 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues	$692.7	$716.2
Intersegment revenues	0.1	0.1
Total revenue	692.8	716.3
Net income	84.8	101.9
Regulated Natural Gas
Operating revenues	$207.6	$186.7
Intersegment revenues	—	0.1
Total revenue	207.6	186.8
Net income	17.6	21.0
All Other
Operating revenues (a)	$9.7	$9.0
Net loss	(0.9)	(0.6)
Consolidated Total
Operating revenues (a)	$910.1	$912.1
Reconciling eliminations	(0.1)	(0.2)
Total revenue	$910.0	$911.9
Net income	101.5	122.3

(a)	Operating revenues include $1.1 million of other affiliate revenue for the three months ended June 30, 2019 and 2018.

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues	$1,434.2	$1,414.5
Intersegment revenues	0.2	0.2
Total revenue	1,434.4	1,414.7
Net income	167.2	181.5
Regulated Natural Gas
Operating revenues	$676.7	$550.6
Intersegment revenues	0.1	0.1
Total revenue	676.8	550.7
Net income	76.8	74.7
All Other
Operating revenues (a)	$22.1	$20.1
Net loss	(3.7)	(0.2)
Consolidated Total
Operating revenues (a)	$2,133.3	$1,985.5
Reconciling eliminations	(0.3)	(0.3)
Total revenue	$2,133.0	$1,985.2
Net income	240.3	256.0

(a)	Operating revenues include $2.2 million of other affiliate revenue for the six months ended June 30, 2019 and 2018.
Item 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Discussion of financial condition and liquidity for PSCo is omitted per conditions set forth in general instructions H(1)(a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in general instructions H(2)(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).
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
Results of Operations
PSCo’s net income was approximately $240.3 million for the second quarter of 2019, compared with approximately $256.0 million for the same period of 2018. The decrease in year-to-date earnings was driven by higher O&M and depreciation partially offset by the timing of gas rates in 2018 and higher gas sales.
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
Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Electric revenues	$1,434.2	$1,414.5
Electric fuel and purchased power	(544.9)	(553.1)
Electric margin	$889.3	$861.4
Changes in electric margin:

(Millions of Dollars)	Three Months Ended June 30, 2019 vs. 2018
Non-fuel riders	$32.5
Finance leases (offset in interest expense and amortization)	10.9
Timing of tax reform regulatory decisions (offset in income tax and amortization)	6.0
Estimated impact of weather	(11.0)
Wholesale transmission revenue (net)	(2.5)
Other, net	(8.0)
Total increase in electric margin	$27.9
Natural Gas Margin
Total natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2019	2018
Natural gas revenues	$676.7	$550.6
Cost of natural gas sold and transported	(342.4)	(249.8)
Natural gas margin	$334.3	$300.8

Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended June 30, 2019 vs. 2018
Retail rate increase	$11.9
Estimated impact of weather	8.7
Infrastructure and integrity riders	5.2
Transport sales	3.7
Retail sales growth (excluding weather impact)	3.5
Other, net	0.5
Total increase in natural gas margin	$33.5
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $27.4 million, or 7.4%, for 2019 year-to-date. Increase was primarily driven by distribution, plant generation and natural gas operations costs. Distribution costs were higher due to storms, meters and vegetation management. Plant generation costs increased due to the Rush Creek wind project being placed in-service and the timing of planned maintenance and overhauls. Natural gas operation expenses increased due to pipeline maintenance.
Depreciation and Amortization — Depreciation and amortization expense increased $56.8 million, or 23.8%, for 2019 year-to-date. Increase was primarily driven by the Rush Creek wind project being placed in-service (recovered in riders), additional amortization of a prepaid pension asset in Colorado related to tax reform settlements (offset in income taxes) and other capital investments.
AFUDC, Equity and Debt — AFUDC decreased $20.3 million for 2019 year-to-date. Decrease was primarily due to the Rush Creek wind project being placed in-service in 2018.
Interest Charges — Interest charges increased $15.9 million, or 15.7%, for 2019 year-to-date. Increase was related to higher debt levels to fund capital investments, changes in short-term interest rates and implementation of lease accounting standard (offset in electric margin).
Income Taxes — Income tax expense decreased $44.6 million for the second quarter of 2019 compared with 2018. Decrease was primarily driven by wind PTCs, lower pretax earnings and an increase in plant-related regulatory differences. Wind PTCs flow back to customers (recorded as a reduction to revenue) and do not have a material impact on net income. ETR was 11.0% for the first six months of 2019 compared with 22.5% for the same period of 2018, largely due to the adjustments above. See Note 6 to the consolidated financial statements.
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
Colorado 2019 Electric Rate Case — In May 2019, PSCo filed a request with the CPUC seeking a net rate increase of $158.3 million, or 5.7%. The filing also requests the transfer of $249.4 million of rider revenue to base rates, which will not impact overall customer bills as the revenue is currently being recovered through various riders. The request is based on a ROE of 10.35%, an equity ratio of 56.46%, a historic test year ended Dec. 31, 2018 (adjusted for 2019 capital investment) and incorporates the full impact of tax reform. PSCo has requested rates effective Jan. 1, 2020.

Revenue Request (Millions of Dollars)	2020
Changes since 2014 rate case:
Plant-related growth 2013-2018	$85.3
O&M savings, sales growth and other cost reductions	(89.1)
Forecasted 2019 capital additions	48.9
Advanced Grid Intelligence and Security grid modernization	39.1
Updated cost of capital	31.7
Previously approved depreciation rates	28.1
Incremental wildfire mitigation	14.3
Net increase to revenue	158.3
Previously authorized costs:
CACJA, TCA and Rush Creek (a)	249.4
Total base revenue request	$407.7

Expected year-end rate base (b)	$8,221.1

(a)
Roll-in of CACJA, TCA and Rush Creek Wind Project (excluding PTCs) amounts into base rates will not impact total revenue as costs are currently recovered from customers through riders or the fuel clause.

(b)	Base rate request does not include the impact of the proposed Colorado Energy Plan.
The procedural schedule is as follows:

•	Answer testimony — Sept. 6, 2019

•	Rebuttal testimony — Oct. 8, 2019

•	Evidentiary hearing — Nov. 4-13, 2019

•	Statement of position — Nov. 22, 2019

Other Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
CPUC
Rate Case	Steam	$7	May 2019	Pending
In May 2019, PSCo filed an unopposed Settlement Agreement with CPUC Staff and the City of Denver. The settlement reflects a ROE of 9.67% for AFUDC purposes, an equity ratio of 56.04% and utilization of tax reform benefits. Final rates would be effective in October 2020, with an initial step increase in October 2019. In July 2019, the Administrative Law Judge recommended that the settlement agreement be approved without modification. Settlement is pending a CPUC decision.

Rate Case Appeal	Natural Gas	N/A	April 2019	Pending
In April 2019, PSCo filed an appeal seeking judicial review of the CPUC’s prior ruling regarding PSCo’s last natural gas rate case (approved in December 2018). Appeal requests review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure that is not based on the actual historical test year level; and the use of an average rate base methodology rather than a year-end rate base methodology. The District Court of Denver County has adopted a briefing schedule that will conclude in October 2019. Timeline on a final ruling is unknown at this point.

Public Utility Regulation
Except to the extent noted in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 1 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 and in Item 2 of PSCo's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2019, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
Environmental Matters
In June 2019, the EPA issued the final ACE rule to replace the Obama-era Clean Power Plan. The final ACE rule may require implementation of heat rate improvement projects at some of our coal-fired power plants. It is not known what the costs associated with the final rule might be until state plans are developed to implement the final regulation. PSCo believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.
Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the chief executive officer (CEO) and chief financial officer (CFO), allowing timely decisions regarding required disclosure. As of June 30, 2019, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	001-03280	3.01
3.02*	By-Laws of PSCo as Amended and Restated on Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	001-03280	3.02
10.01*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	001-03034	99.03
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following materials from PSCo’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019 are formatted in XBRL (eXtensible Business Reporting Language):  (i) the Consolidated Statements of Income, (ii) the Consolidated Statements of Comprehensive Income (iii) the Consolidated Statements of Cash Flows, (iv) the Consolidated Balance Sheets, (v) Notes to Consolidated Financial Statements, and (vi) document and entity information.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

Aug. 1, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)