Form 10-Q
period 2019-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2019-10-25
CIK 81018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Oct. 25, 2019
Common Stock, $0.01 par value	100 shares

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

ABBREVIATIONS AND INDUSTRY TERMS

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CEC	Colorado Energy Consumers
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FEA	Federal Executive Agencies
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
OCC	Office of Consumer Counsel
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management

Other
ACE	Affordable Clean Energy
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
C&I	Commercial and Industrial
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CIG	Colorado Interstate Gas Company, LLC
DRC	Development Recovery Company
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
IPP	Independent power producing entity
MDL	Multi district litigation
MGP	Manufactured gas plant
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROU	Right-of-use

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
Item 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2019	2018	2019	2018
Operating revenues
Electric	$880.7	$894.8	$2,314.8	$2,309.3
Natural gas	153.9	157.2	830.7	707.8
Steam and other	9.7	8.7	31.8	28.7
Total operating revenues	1,044.3	1,060.7	3,177.3	3,045.8

Operating expenses
Electric fuel and purchased power	284.7	288.6	829.5	841.7
Cost of natural gas sold and transported	34.3	32.3	376.7	282.1
Cost of sales — steam and other	3.5	3.3	11.9	10.9
Operating and maintenance expenses	198.4	201.4	597.9	573.5
Demand side management expenses	36.6	39.4	100.9	105.3
Depreciation and amortization	153.5	168.0	448.6	406.1
Taxes (other than income taxes)	49.0	50.8	154.8	153.2
Total operating expenses	760.0	783.8	2,520.3	2,372.8

Operating income	284.3	276.9	657.0	673.0

Other income, net	1.4	1.3	1.9	2.4
Allowance for funds used during construction — equity	3.8	16.4	12.9	40.9

Interest charges and financing costs
Interest charges — includes other financing costs of $1.6, $1.7, $4.9 and $4.9, respectively	59.2	53.2	176.3	154.3
Allowance for funds used during construction — debt	(2.2)	(6.4)	(7.0)	(16.1)
Total interest charges and financing costs	57.0	46.8	169.3	138.2

Income before income taxes	232.5	247.8	502.5	578.1
Income taxes	28.0	40.7	57.7	115.0
Net income	$204.5	$207.1	$444.8	$463.1

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2019	2018	2019	2018
Net income	$204.5	$207.1	$444.8	$463.1

Other comprehensive income

Pension and retiree medical benefits:
Net pension and retiree medical losses arising during the period, net of tax of $0, $(0.1), $0 and $(0.1), respectively	—	(0.2)	—	(0.2)
Amortization of losses included in net periodic benefit cost, net of tax of $0, $0.1, $0 and $0.1, respectively	—	0.2	—	0.2
	—	—	—	—
Derivative instruments:
Reclassification of losses to net income, net of tax of $0.1, $0.1, $0.3 and $0.3, respectively	0.3	0.3	0.9	0.9

Other comprehensive income	0.3	0.3	0.9	0.9
Comprehensive income	$204.8	$207.4	$445.7	$464.0

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2019	2018
Operating activities
Net income	$444.8	$463.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	452.2	409.8
Deferred income taxes	24.1	66.6
Amortization of investment tax credits	(1.9)	(2.1)
Allowance for equity funds used during construction	(12.9)	(40.9)
Net realized and unrealized hedging and derivative transactions	64.5	(9.9)
Changes in operating assets and liabilities:
Accounts receivable	13.1	(0.7)
Accrued unbilled revenues	84.8	60.1
Inventories	(15.1)	13.6
Prepayments and other	(12.4)	12.6
Accounts payable	(96.0)	25.3
Net regulatory assets and liabilities	72.3	(23.6)
Other current liabilities	(66.3)	(87.7)
Pension and other employee benefit obligations	(44.4)	(29.0)
Other, net	(72.4)	(19.8)
Net cash provided by operating activities	834.4	837.4

Investing activities
Utility capital/construction expenditures	(1,098.6)	(1,190.7)
Investments in utility money pool arrangement	(397.0)	(578.0)
Repayments from utility money pool arrangement	397.0	575.0
Net cash used in investing activities	(1,098.6)	(1,193.7)

Financing activities
Repayments of short-term borrowings, net	(307.0)	—
Borrowings under utility money pool arrangement	58.0	526.0
Repayments under utility money pool arrangement	(58.0)	(526.0)
Proceeds from issuance of long-term debt	928.6	691.4
Repayments of long-term debt	(400.0)	(300.0)
Capital contributions from parent	632.7	246.8
Dividends paid to parent	(295.4)	(271.9)
Other, net	—	(0.1)
Net cash provided by financing activities	558.9	366.2

Net change in cash and cash equivalents	294.7	9.9
Cash and cash equivalents at beginning of period	33.4	7.5
Cash and cash equivalents at end of period	$328.1	$17.4

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(173.4)	$(145.3)
Cash paid for income taxes, net	(43.7)	(86.4)
Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$228.5	$135.0
Inventory transfers to property, plant and equipment	24.4	29.8
Operating lease right-of-use assets	653.8	—
Allowance for equity funds used during construction	12.9	40.9

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2019	Dec. 31, 2018
Assets
Current assets
Cash and cash equivalents	$328.1	$33.4
Accounts receivable, net	294.2	310.3
Accounts receivable from affiliates	13.6	80.8
Accrued unbilled revenues	228.8	313.5
Inventories	188.1	197.4
Regulatory assets	70.5	120.6
Derivative instruments	10.0	42.6
Prepayments and other	39.3	23.8
Total current assets	1,172.6	1,122.4

Property, plant and equipment, net	15,786.4	15,120.0

Other assets
Regulatory assets	1,063.3	1,010.7
Derivative instruments	0.7	1.2
Operating lease right-of-use assets	594.4	—
Other	248.9	37.2
Total other assets	1,907.3	1,049.1
Total assets	$18,866.3	$17,291.5

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$406.2
Short-term debt	—	307.0
Accounts payable	514.0	503.4
Accounts payable to affiliates	44.5	46.0
Regulatory liabilities	116.5	67.3
Taxes accrued	159.7	202.0
Accrued interest	36.0	43.2
Dividends payable to parent	97.3	91.5
Derivative instruments	11.7	34.6
Other	179.5	101.5
Total current liabilities	1,159.2	1,802.7

Deferred credits and other liabilities
Deferred income taxes	1,772.0	1,719.3
Deferred investment tax credits	23.5	25.3
Regulatory liabilities	2,022.3	2,021.5
Asset retirement obligations	350.1	338.7
Derivative instruments	54.8	0.6
Customer advances	172.8	168.1
Pension and employee benefit obligations	230.5	275.3
Operating lease liabilities	539.5	—
Other	152.0	50.4
Total deferred credits and other liabilities	5,317.5	4,599.2

Commitments and contingencies
Capitalization
Long-term debt	5,384.0	4,591.4
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at Sept. 30, 2019 and Dec. 31, 2018, respectively	—	—
Additional paid in capital	4,903.3	4,340.5
Retained earnings	2,126.9	1,983.2
Accumulated other comprehensive loss	(24.6)	(25.5)
Total common stockholder’s equity	7,005.6	6,298.2
Total liabilities and equity	$18,866.3	$17,291.5

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2019 and 2018
Balance at June 30, 2018	100	$—	$4,273.1	$1,882.6	$(26.1)	$6,129.6
Net income				207.1		207.1
Other comprehensive income					0.3	0.3
Dividends declared to parent				(103.5)		(103.5)
Contribution of capital by parent			5.3			5.3
Balance at Sept. 30, 2018	100	$—	$4,278.4	$1,986.2	$(25.8)	$6,238.8

Balance at June 30, 2019	100	$—	$4,618.3	$2,019.7	$(24.9)	$6,613.1
Net income				204.5		204.5
Other comprehensive income					0.3	0.3
Dividends declared to parent				(97.3)		(97.3)
Contribution of capital by parent			285.0			285.0
Balance at Sept. 30, 2019	100	$—	$4,903.3	$2,126.9	$(24.6)	$7,005.6

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2019 and 2018
Balance at Dec. 31, 2017	100	$—	$4,032.8	$1,822.2	$(26.7)	$5,828.3
Net income				463.1		463.1
Other comprehensive income					0.9	0.9
Dividends declared to parent				(299.1)		(299.1)
Contribution of capital by parent			245.6			245.6
Balance at Sept. 30, 2018	100	$—	$4,278.4	$1,986.2	$(25.8)	$6,238.8

Balance at Dec. 31, 2018	100	$—	$4,340.5	$1,983.2	$(25.5)	$6,298.2
Net income				444.8		444.8
Other comprehensive income					0.9	0.9
Dividends declared to parent				(301.1)		(301.1)
Contribution of capital by parent			562.8			562.8
Balance at Sept. 30, 2019	100	$—	$4,903.3	$2,126.9	$(24.6)	$7,005.6

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of PSCo and its subsidiaries as of Sept. 30, 2019 and Dec. 31, 2018; the results of its operations, including the components of net income and comprehensive income, and changes in stockholders’ equity for the three and nine months ended Sept. 30, 2019 and 2018; and its cash flows for the nine months ended Sept. 30, 2019 and 2018. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2018 balance sheet information has been derived from the audited 2018 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2018. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2018, filed with the SEC on Feb. 22, 2019. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1.	Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2018, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2.	Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019, and will be applied on a modified-retrospective approach through a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. PSCo expects the impact of adoption of the new standard to include first-time recognition of expected credit losses (i.e., bad debt expense) on unbilled revenues, with the initial allowance established at Jan. 1, 2020 charged to retained earnings.
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
PSCo also utilized the transition practical expedient offered by ASU No. 2018-11 Leases: Targeted Improvements to implement the standard on a prospective basis. As a result, reporting periods in the consolidated financial statements beginning Jan. 1, 2019 reflect the implementation of ASC Topic 842, while prior periods continue to be reported in accordance with Leases, Topic 840 (ASC Topic 840). Other than first-time recognition of operating leases on its consolidated balance sheet, the implementation of ASC Topic 842 did not have a significant impact on PSCo’s consolidated financial statements. Adoption resulted in recognition of approximately $0.7 billion of operating lease ROU assets and current/noncurrent operating lease liabilities. See Note 9 to the consolidated financial statements for leasing disclosures.

3.	Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Accounts receivable, net
Accounts receivable	$315.1	$330.8
Less allowance for bad debts	(20.9)	(20.5)
Accounts receivable, net	$294.2	$310.3

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$61.8	$61.9
Fuel	75.3	69.5
Natural gas	51.0	66.0
Total inventories	$188.1	$197.4

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$14,070.5	$13,604.5
Natural gas plant	4,526.5	4,387.6
Common and other property	1,070.2	1,023.7
Plant to be retired (a)	275.5	321.9
Construction work in progress	928.8	573.3
Total property, plant and equipment	20,871.5	19,911.0
Less accumulated depreciation	(5,085.1)	(4,791.0)
Property, plant and equipment, net	$15,786.4	$15,120.0

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

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	23	25
Maximum amount outstanding	50	156
Weighted average interest rate, computed on a daily basis	2.29%	1.93%
Weighted average interest rate at period end	N/A	N/A

Commercial Paper — Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2019	Year Ended Dec. 31, 2018
Borrowing limit	$700	$700
Amount outstanding at period end	—	307
Average amount outstanding	129	55
Maximum amount outstanding	379	309
Weighted average interest rate, computed on a daily basis	2.52%	2.28%
Weighted average interest rate at period end	N/A	2.95

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. There were $9 million and $10 million of letters of credit outstanding under the credit facility at Sept. 30, 2019 and Dec. 31, 2018, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Amended Credit Agreement — In June 2019, PSCo entered into an amended five-year credit agreement with a syndicate of banks. The amended credit agreements have substantially the same terms and conditions as the prior credit agreements with the exception of the maturity, which was extended from June 2021 to June 2024.
PSCo has the right to request an extension of the revolving credit facility termination date for two additional one year periods. All extension requests are subject to majority bank group approval.

At Sept. 30, 2019, PSCo had the following committed credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$700	$9	$691
(a)    This credit facility expires in June 2024.
(b)    Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Sept. 30, 2019 and Dec. 31, 2018.
Long-Term Borrowings
During the nine months ended Sept. 30, 2019, PSCo issued the following:

–	$400 million of 4.05% first mortgage bonds due Sept. 15, 2049.

–	$550 million of 3.20% first mortgage green bonds due March 1, 2050.

5.	Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consists of the following:

	Three Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$315.3	$94.1	$3.1	$412.5
C&I	452.4	32.9	5.5	490.8
Other	11.8	—	—	11.8
Total retail	779.5	127.0	8.6	915.1
Wholesale	40.3	—	—	40.3
Transmission	16.4	—	—	16.4
Other	8.3	21.4	—	29.7
Total revenue from contracts with customers	844.5	148.4	8.6	1,001.5
Alternative revenue and other	36.2	5.5	1.1	42.8
Total revenues	$880.7	$153.9	$9.7	$1,044.3

	Three Months Ended Sept. 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$315.7	$84.4	$2.7	$402.8
C&I	458.5	29.1	4.9	492.5
Other	11.8	—	—	11.8
Total retail	786.0	113.5	7.6	907.1
Wholesale	41.2	—	—	41.2
Transmission	16.3	—	—	16.3
Other	10.6	18.4	—	29.0
Total revenue from contracts with customers	854.1	131.9	7.6	993.6
Alternative revenue and other	40.7	25.3	1.1	67.1
Total revenues	$894.8	$157.2	$8.7	$1,060.7

	Nine Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$771.9	$535.6	$8.4	$1,315.9
C&I	1,204.7	202.6	20.0	1,427.3
Other	36.1	—	—	36.1
Total retail	2,012.7	738.2	28.4	2,779.3
Wholesale	126.7	—	—	126.7
Transmission	41.4	—	—	41.4
Other	26.4	76.3	—	102.7
Total revenue from contracts with customers	2,207.2	814.5	28.4	3,050.1
Alternative revenue and other	107.6	16.2	3.4	127.2
Total revenues	$2,314.8	$830.7	$31.8	$3,177.3

	Nine Months Ended Sept. 30, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$766.1	$416.2	$7.9	$1,190.2
C&I	1,185.4	154.0	17.4	1,356.8
Other	35.4	—	0.1	35.5
Total retail	1,986.9	570.2	25.4	2,582.5
Wholesale	125.3	—	—	125.3
Transmission	41.7	—	—	41.7
Other	44.1	62.1	—	106.2
Total revenue from contracts with customers	2,198.0	632.3	25.4	2,855.7
Alternative revenue and other	111.3	75.5	3.3	190.1
Total revenues	$2,309.3	$707.8	$28.7	$3,045.8

6.	Income Taxes
Note 8 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 represents, in all material respects, the current status of other income tax matters except to the extent noted below, and are incorporated herein by reference.

The following table reconciles the difference between the statutory rate and the ETR:

	Nine Months Ended Sept. 30
	2019	2018
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.7	3.7
Decreases in tax from:
Wind PTCs	(7.7)	—
Plant regulatory differences (a)	(3.6)	(3.1)
Other tax credits and tax credit and NOL allowances (net)	(1.3)	(0.7)
Other (net)	(0.6)	(1.0)
Effective income tax rate	11.5%	19.9%

(a)
Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method and the timing of regulatory decisions regarding the return of excess deferred taxes. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions and additional prepaid pension asset amortization.

Federal Audits — PSCO is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Year(s)	Expiration
2009 - 2013	June 2020
2014 - 2016	September 2020

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of Sept. 30, 2019, the case has been forwarded to Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of Sept. 30, 2019 no adjustments have been proposed.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2019, PSCo’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
Unrecognized Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which ultimate deductibility is highly certain, but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$7.0	$5.4
Unrecognized tax benefit — Temporary tax positions	4.7	4.9
Total unrecognized tax benefit	$11.7	$10.3

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(8.3)	$(5.6)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $4.9 million and $2.0 million for Sept. 30, 2019 and Dec. 31, 2018, respectively.
As the IRS Appeals and federal audit progresses, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $8.7 million in the next 12 months.
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
PSCo may enter into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded as other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on approved regulatory recovery mechanisms.
As of Sept. 30, 2019, PSCo had no commodity contracts designated as cash flow hedges.
PSCo also enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Sept. 30, 2019	Dec. 31, 2018
Megawatt hours of electricity	15.5	24.4
Million British thermal units of natural gas	58.8	48.4

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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

At Sept. 30, 2019, six of PSCo’s 10 most significant counterparties for these activities, comprising $124.6 million or 74% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $14.9 million or 9% of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $8.0 million or 5% of this credit exposure, had credit quality less than investment grade, based on external analysis. Seven of these significant counterparties are independent system operators, municipal or cooperative electric entities, or other utilities.
Impact of derivative activity:

	Pre-Tax Fair Value Losses Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2019
Other derivative instruments
Natural gas commodity	$—	$(2.2)
Total	$—	$(2.2)

Nine Months Ended Sept. 30, 2019
Other derivative instruments
Natural gas commodity	$—	$(3.7)
Total	$—	$(3.7)

Three Months Ended Sept. 30, 2018
Other derivative instruments
Natural gas commodity	$—	$(1.2)
Total	$—	$(1.2)

Nine Months Ended Sept. 30, 2018
Other derivative instruments
Natural gas commodity	$—	$(1.6)
Total	$—	$(1.6)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	$0.4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$0.6	(b)
Total	$—		$—		$0.6

Nine Months Ended Sept. 30, 2019
Derivatives designated as cash flow hedges
Interest rate	$1.2	(a)	$—		$—
Total	$1.2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$5.3	(b)
Natural gas commodity	—		(1.3)	(c)	(2.1)	(c)
Total	$—		$(1.3)		$3.2

Three Months Ended Sept. 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	$0.4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$2.0	(b)
Total	$—		$—		$2.0

Nine Months Ended Sept. 30, 2018
Derivatives designated as cash flow hedges
Interest rate	$1.2	(a)	$—		$—
Total	$1.2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$2.7	(b)
Natural gas commodity	—		2.7	(c)	(1.6)	(c)
Total	$—		$2.7		$1.1

(a)	Amounts are recorded to interest charges.

(b)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(c)
Amounts for both the three and nine months ended Sept. 30, 2019 included no settlement gain or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Amounts for the three and nine months ended Sept. 30, 2018 included no such settlement gains or losses and $1.2 million of such settlement losses, respectively. Remaining derivative settlement losses for the three and nine months ended Sept. 30, 2019 and 2018 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2019 and 2018.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At Sept. 30, 2019 and Dec. 31, 2018, there were no derivative instruments in a liability position with such underlying contract provisions, with no offsetting positions or posted collateral.

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
Recurring Fair Value Measurements — PSCo’s assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$1.4	$13.6	$0.2	$15.2	$(10.0)	$5.2	$2.3	$65.0	$0.1	$67.4	$(28.2)	$39.2
Natural gas commodity	—	4.8	—	4.8	—	4.8	—	3.4	—	3.4	—	3.4
Total current derivative assets	$1.4	$18.4	$0.2	$20.0	$(10.0)	$10.0	$2.3	$68.4	$0.1	$70.8	$(28.2)	$42.6
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$0.5	$5.7	$0.1	$6.3	$(5.6)	$0.7	$—	$1.6	$—	$1.6	$(0.4)	$1.2
Total noncurrent derivative assets	$0.5	$5.7	$0.1	$6.3	$(5.6)	$0.7	$—	$1.6	$—	$1.6	$(0.4)	$1.2

	Sept. 30, 2019						Dec. 31, 2018
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1.4	$19.1	$0.1	$20.6	$(13.3)	$7.3	$2.4	$64.2	$—	$66.6	$(34.7)	$31.9
Natural gas commodity	—	4.4	—	4.4	—	4.4	—	—	—	—	—	—
Total current derivative liabilities	$1.4	$23.5	$0.1	$25.0	$(13.3)	11.7	$2.4	$64.2	$—	$66.6	$(34.7)	31.9
PPAs (b)						—						2.7
Current derivative instruments						$11.7						$34.6
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$0.4	$60.0	$—	$60.4	$(5.6)	$54.8	$—	$1.1	$—	$1.1	$(0.5)	$0.6
Total noncurrent derivative liabilities	$0.4	$60.0	$—	$60.4	$(5.6)	$54.8	$—	$1.1	$—	$1.1	$(0.5)	$0.6

(a)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2019 and Dec. 31, 2018. At both Sept. 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include no obligations to return cash collateral. At Sept. 30, 2019 and Dec. 31, 2018, derivative assets and liabilities include the rights to reclaim cash collateral of $3.2 million and $6.5 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, PSCo qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

There were $0.5 million and $1.5 million of losses recognized in earnings for Level 3 commodity trading derivatives in the three and nine months ended Sept. 30, 2019, respectively. There were immaterial gains and losses recognized in earnings for Level 3 commodity trading derivatives in both the three and nine months ended Sept. 30, 2018.

PSCo recognizes transfers between fair value hierarchy levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2019 and 2018.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2019		Dec. 31, 2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,384.0	$6,139.2	$4,997.6	$5,123.2

Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2019 and Dec. 31, 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8.	Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6.4	$7.3	$0.1	$0.2
Interest cost (a)	12.9	11.8	3.9	3.8
Expected return on plan assets (a)	(17.1)	(17.1)	(4.7)	(5.7)
Amortization of prior service credit (a)	(0.8)	(0.9)	(1.3)	(1.6)
Amortization of net loss (a)	6.3	7.8	0.7	1.0
Net periodic benefit cost (credit)	7.7	8.9	(1.3)	(2.3)
Credits (costs) not recognized due to the effects of regulation	0.8	(4.1)	0.4	1.4
Net benefit cost (credit) recognized for financial reporting	$8.5	$4.8	$(0.9)	$(0.9)

	Nine Months Ended Sept. 30
	2019	2018	2019	2018
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$19.2	$21.8	$0.4	$0.5
Interest cost (a)	38.7	35.5	11.7	11.2
Expected return on plan assets (a)	(51.4)	(51.4)	(14.2)	(17.0)
Amortization of prior service credit (a)	(2.5)	(2.5)	(4.1)	(4.7)
Amortization of net loss (a)	19.1	23.4	2.2	3.1
Net periodic benefit cost (credit)	23.1	26.8	(4.0)	(6.9)
Credits (costs) not recognized due to the effects of regulation	4.4	(1.7)	0.9	1.4
Net benefit cost (credit) recognized for financial reporting	$27.5	$25.1	$(3.1)	$(5.5)

(a)
The components of net periodic cost other than the service cost component are included in the line item “other income, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

In January 2019, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $43.0 million was attributable to PSCo. In July 2019, Xcel Energy made a $4.0 million contribution to the Xcel Energy Inc. Non-Bargaining Pension Plan (South), of which $2.7 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2019.

9.	Commitments and Contingencies
The following include commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.

Legal
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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado.
Arandell Corp. — In February 2019, the case was remanded back to the U.S. District Court in Wisconsin.
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

Environmental
MGP, Landfill or Disposal Sites — PSCo is cooperating with the City of Denver on an environmental investigation of the Rice Yards Site in Denver, Colorado, which had various historic industrial uses by multiple parties, including railroad, maintenance shop, scrap metal yard, and MGP operations.
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
Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. By the end of 2019, only six of PSCo’s regulated ash units are expected to be in operation. PSCo is conducting groundwater sampling and where appropriate, initiating the assessment of corrective measures and evaluating whether corrective action is required at any CCR landfills or surface impoundments.
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
ROU assets represent PSCo's rights to use leased assets. Starting in 2019, the present value of future operating lease payments is recognized in other current liabilities and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.
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

Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Sept. 30, 2019
PPAs	$585.1
Other	68.7
Gross operating lease ROU assets	653.8
Accumulated amortization	(59.4)
Net operating lease ROU assets	$594.4

In 2019, ROU assets for finance leases are included in other noncurrent assets, and the present value of future finance lease payments is included in other current liabilities and other noncurrent liabilities. Prior to 2019, finance leases were included in property, plant and equipment, the current portion of long-term debt and long-term debt.
PSCo’s most significant finance lease activities are related to WYCO, a joint venture with CIG, to develop and lease natural gas pipeline, storage and compression facilities. Xcel Energy Inc. has a 50% ownership interest in WYCO. WYCO leases its facilities to CIG, and CIG operates the facilities, providing natural gas storage and transportation services to PSCo under separate service agreements.
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases.
Finance lease ROU assets:

(Millions of Dollars)	Sept. 30, 2019
Gas storage facilities	$200.5
Gas pipeline	20.7
Gross finance lease ROU assets	221.2
Accumulated amortization	(80.8)
Net finance lease ROU assets	$140.4

Components of lease expense:

(Millions of Dollars)	Three Months Ended Sept. 30, 2019	Nine Months Ended Sept. 30, 2019
Operating leases
PPA capacity payments	$24.6	$73.6
Other operating leases (a)	4.3	11.5
Total operating lease expense (b)	$28.9	$85.1

Finance leases
Amortization of ROU assets	$1.6	$4.6
Interest expense on lease liability	4.7	14.2
Total finance lease expense	$6.3	$18.8

(a)	Includes short-term lease expense of $0.3 million for the three months ended Sept. 30, 2019 and $1.0 million for the nine months ended Sept. 30, 2019.

(b)
PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Future commitments under operating and finance leases as of Sept. 30, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2019	$23.9	$3.3	$27.2	$6.2
2020	95.9	13.2	109.1	24.8
2021	96.4	12.6	109.0	23.6
2022	82.6	11.6	94.2	20.5
2023	70.0	10.9	80.9	20.3
Thereafter	288.6	29.2	317.8	419.8
Total minimum obligation	657.4	80.8	738.2	515.2
Interest component of obligation	(100.6)	(13.1)	(113.7)	(374.8)
Present value of minimum obligation	$556.8	$67.7	624.5	140.4
Less current portion			(85.0)	(6.7)
Noncurrent operating and finance lease liabilities			$539.5	$133.7

Weighted-average remaining lease term in years			8.1	38.9

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2032.
Future commitments under operating and finance leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2019	$95.5	$10.8	$106.3	$24.9
2020	95.9	10.7	106.6	24.8
2021	96.4	9.5	105.9	23.6
2022	82.6	8.4	91.0	20.5
2023	70.0	8.1	78.1	20.3
Thereafter	288.6	53.4	342.0	420.4
Total minimum obligation				534.5
Interest component of obligation				(389.5)
Present value of minimum obligation				$145.0

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2032.

Variable Interest Entities
Under certain PPAs, PSCo purchases power from IPPs and is required to reimburse the IPPs for fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the associated IPP.
PSCo had approximately 1,442 MW and 1,571 MW of capacity under long-term PPAs as of Sept. 30, 2019 and Dec. 31, 2018, respectively, with entities that have been determined to be VIEs. PSCo concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that significantly impact the entities’ economic performance. These agreements have various expiration dates through 2032.

10.	Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2019 and 2018:

	Three Months Ended Sept. 30, 2019			Three Months Ended Sept. 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(24.7)	$(0.2)	$(24.9)	$(25.8)	$(0.3)	$(26.1)
Other comprehensive loss before reclassifications (net of taxes of $0, $0, $0 and $(0.1), respectively)	—	—	—	—	(0.2)	(0.2)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1, $0, $0.1 and $0, respectively) (a)	0.3	—	0.3	0.3	—	0.3
Amortization of net actuarial loss (net of taxes of $0, $0, $0 and $0.1, respectively)	—	—	—	—	0.2	0.2
Net current period other comprehensive income	0.3	—	0.3	0.3	—	0.3
Accumulated other comprehensive loss at Sept. 30	$(24.4)	$(0.2)	$(24.6)	$(25.5)	$(0.3)	$(25.8)

	Nine Months Ended Sept. 30, 2019			Nine Months Ended Sept. 30, 2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(25.3)	$(0.2)	$(25.5)	$(26.4)	$(0.3)	$(26.7)
Other comprehensive loss before reclassifications (net of taxes of $0, $0, $0 and $(0.1), respectively	—	—	—	—	(0.2)	(0.2)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.3, $0, $0.3 and $0, respectively) (a)	0.9	—	0.9	0.9	—	0.9
Amortization of net actuarial loss (net of taxes of $0, $0, $0 and $0.1, respectively)	—	—	—	—	0.2	0.2
Net current period other comprehensive income	0.9	—	0.9	0.9	—	0.9
Accumulated other comprehensive loss at Sept. 30	$(24.4)	$(0.2)	$(24.6)	$(25.5)	$(0.3)	$(25.8)

(a)	Included in interest charges.

11.	Segment Information
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

Asset and capital expenditure information is not provided for PSCo’s reportable segments. As an integrated electric and natural gas utility, PSCo operates significant assets that are not dedicated to a specific business segment. Reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations which may not necessarily reflect the assets that would be required for the operation of the business segments on a stand-alone basis.
Certain costs, such as common depreciation, common O&M expenses and interest expense are allocated based on cost causation allocators across each segment. In addition, a general allocator is used for certain general and administrative expenses, including office supplies, rent, property insurance and general advertising.

PSCo’s segment information for the three and nine months ended Sept. 30:

	Three Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues	$880.7	$894.8
Intersegment revenues	0.1	—
Total revenue	880.8	894.8
Net income	204.7	191.7
Regulated Natural Gas
Operating revenues	$153.9	$157.2
Intersegment revenues	0.1	0.3
Total revenue	154.0	157.5
Net income	0.7	15.1
All Other
Operating revenues (a)	$9.7	$8.7
Net (loss) income	(0.9)	0.3
Consolidated Total
Operating revenues (a)	$1,044.5	$1,061.0
Reconciling eliminations	(0.2)	(0.3)
Total revenue	$1,044.3	$1,060.7
Net income	204.5	207.1

(a)	Operating revenues include $1.1 million of other affiliate revenue for the three months ended Sept. 30, 2019 and 2018.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Regulated Electric
Operating revenues	$2,314.8	$2,309.3
Intersegment revenues	0.3	0.2
Total revenue	2,315.1	2,309.5
Net income	371.9	373.3
Regulated Natural Gas
Operating revenues	$830.7	$707.8
Intersegment revenues	0.2	0.4
Total revenue	830.9	708.2
Net income	77.5	89.7
All Other
Operating revenues (a)	$31.8	$28.7
Net (loss) income	(4.6)	0.1
Consolidated Total
Operating revenues (a)	$3,177.8	$3,046.4
Reconciling eliminations	(0.5)	(0.6)
Total revenue	$3,177.3	$3,045.8
Net income	444.8	463.1

(a)	Operating revenues include $3.3 million of other affiliate revenue for the nine months ended Sept. 30, 2019 and 2018.
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
Results of Operations
PSCo’s net income was approximately $444.8 million for the nine months ended Sept. 30, 2019 compared with approximately $463.1 million for the prior year. The decrease in year-to-date earnings was driven by higher depreciation, O&M, interest expense and lower AFUDC, which offsets higher natural gas and electric margin. Changes in depreciation and AFUDC are primarily driven by the Rush Creek wind project that was placed in service in 2018.
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
Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Electric revenues	$2,314.8	$2,309.3
Electric fuel and purchased power	(829.5)	(841.7)
Electric margin	$1,485.3	$1,467.6
Changes in electric margin:

(Millions of Dollars)	2019 vs. 2018
Non-fuel riders	$50.2
Finance leases (offset in interest expense and amortization)	16.4
Timing of tax reform regulatory decisions (offset in income tax and amortization)	(19.7)
Conservation and DSM riders (offset in expense)	(3.8)
Estimated impact of weather	(2.6)
Wholesale transmission revenue (net)	(2.4)
Sales decline	(1.9)
Other, net	(18.5)
Total increase in electric margin	$17.7
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2019	2018
Natural gas revenues	$830.7	$707.8
Cost of natural gas sold and transported	(376.7)	(282.1)
Natural gas margin	$454.0	$425.7

Changes in natural gas margin:

(Millions of Dollars)	2019 vs. 2018
Estimated impact of weather	$8.5
Infrastructure and integrity riders	8.5
Transport sales	4.6
Retail sales growth (excluding weather impact)	4.4
Retail rate increase	3.5
Other, net	(1.2)
Total increase in natural gas margin	$28.3
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $24.4 million, or 4.3%, for the nine months ended Sept. 30, 2019 compared with the prior year. Increase was driven by distribution costs, plant generation costs and gas operations. Distribution costs were higher due to storms, meters and vegetation management. Plant generation costs increased due to in-servicing the Rush Creek wind project and timing of planned maintenance and overhauls. Gas operation expenses increased due to pipeline maintenance.
Depreciation and Amortization — Depreciation and amortization expense increased $42.5 million, or 10.5%, for the nine months ended Sept. 30, 2019 compared with the prior year. Increase was primarily driven by the in-servicing of the Rush Creek wind farm, as well as other capital investments, partially offset by accelerated amortization of the prepaid pension asset in the third quarter of 2018.
AFUDC, Equity and Debt — AFUDC decreased $37.1 million for the nine months ended Sept. 30, 2019 compared with the prior year. Decrease was primarily due to the Rush Creek wind project being placed in-service in 2018.
Interest Charges — Interest charges increased $22.0 million, or 14.3%, for the nine months ended Sept. 30, 2019 compared with the prior year. Increase was primarily due to higher debt levels to fund capital investments, changes in short-term interest rates and implementation of lease accounting standard (offset in electric margin).
Income Taxes — Income tax expense decreased $57.3 million for the nine months ended Sept. 30, 2019 compared with the prior year. Decrease was primarily driven by wind PTCs and lower pre-tax earnings. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. ETR was 11.5% for the nine months ended Sept. 30, 2019 compared with 19.9% for the prior year, largely due to the items referenced above. See Note 6 to the consolidated financial statements.
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
Public campaigns are conducted to raise awareness of public safety issues of interacting with our electric systems.

While programs to comply with regulatory requirements are in place, there is no guarantee compliance programs or other measures will be sufficient to ensure against violations. Decisions by these regulators can significantly impact PSCo’s results of operations.
PSCo — Colorado 2019 Electric Rate Case — In May 2019, PSCo filed a request with the CPUC seeking a net rate increase of approximately $158.3 million, or 5.7%. The filing also requests the transfer of $249.4 million of rider revenue to base rates, which will not impact overall customer bills as the revenue is currently being recovered through various riders. The request is based on a ROE of 10.35%, an equity ratio of 56.46%, a rate base of approximately $8.2 billion, a historic test year ended Dec. 31, 2018 (adjusted for 2019 capital investment) and incorporates the full impact of tax reform.
In October 2019, PSCo filed rebuttal testimony and revised its request seeking a net increase to retail electric base rate revenue of $108.3 million, reflecting a $353.3 million increase offset by $245.0 million of previously authorized costs (currently recovered through various rider mechanisms). The rebuttal includes certain forecasted plant additions through June 2019 based on a 13-month average rate base convention, a ROE of 10.20%, an equity ratio of 55.61% (based on a 13-month average equity ending Aug. 31, 2019) and inclusion of short-term debt in the capital structure and CWIP in rate base.
The procedural schedule is as follows:

•	Settlement deadline — Oct. 30, 2019

•	Evidentiary hearing — Nov. 4-13, 2019

•	A CPUC decision is anticipated in December 2019 with implementation of final rates on Jan. 1, 2020.
In September 2019, the CPUC Staff, FEA, OCC and CEC filed comprehensive answer testimony. Several other parties filed additional testimony.
Recommendations and the estimated impact on PSCo’s filed electric rate request as calculated by the filing parties, but with our estimate of the impact of their recommendations on riders are as follows:

(Millions of Dollars)	Filed base revenue request	Less: Previously authorized costs (existing riders) (b)	Filed net change to revenue
PSCo	$407.7	$249.4	$158.3
CPUC Staff (a)	234.6	226.9	7.7
FEA	245.8	238.9	6.9
OCC (a)	207.4	216.3	(8.9)
CEC (a)	186.9	213.0	(26.1)

(a)	Staff, OCC and CEC have incorporated corrections to the filed case of ($4.3) million identified by PSCo.

(b)	Amounts derived from intervenors’ positions attributable to previously authorized costs (existing riders), impacted by proposed differences in weighted average cost of capital.

Recommended positions on PSCo’s filed electric rate request are as follows:

Position	Staff		FEA		OCC		CEC
ROE	9.00%		9.20%		8.80%		8.90%
Equity	55.57%		56.11%		54.60%		54.27%
Test Year	2019 Current	(a)	2018 Historic	(b)	2018 Historic	(c)	2018 Historic	(d)

(a)	Incorporated 13-month average of proposed forecasted plant additions and rejected adjustments for wildfire mitigation improvements.

(b)
Incorporated year-end rate base and rejected proposed forecasted plant additions. Except for the transmission portion, the FEA supported portions of wildfire mitigation improvements and included 2019 distribution capital and O&M in its cost of service amount.

(c)	Incorporated proposed 13-month average rate base while rejecting the proposed forecasted plant additions including amounts requested for AGIS and wildfire mitigation improvements.

(d)	Rejected proposed forecasted plant additions and the majority of the adjustment for wildfire mitigation improvements.

Other Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
CPUC
Rate Case	Steam	$7	May 2019	Received
In May 2019, PSCo filed an unopposed Settlement Agreement with CPUC Staff and the City of Denver. The settlement reflects a ROE of 9.67% for AFUDC purposes, an equity ratio of 56.04% and utilization of tax reform benefits. The CPUC approved the Settlement Agreement without modification on Sept. 5, 2019. The first stepped increase went into effect Oct. 1, 2019, with full rates effective Oct. 1, 2020.

Rate Case Appeal	Natural Gas	N/A	April 2019	Pending
In April 2019, PSCo filed an appeal seeking judicial review of the CPUC’s prior ruling regarding PSCo’s last natural gas rate case (approved in December 2018). Appeal requests review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure that is not based on the actual historical test year level; and the use of an average rate base methodology rather than a year-end rate base methodology. The District Court of Denver County has adopted a briefing schedule that will conclude in October 2019. Timeline on a final ruling is unknown.

Public Utility Regulation
Except to the extent noted in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 1 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2018 and in Item 2 of PSCo's Quarterly Report on Form 10-Q for the quarterly periods ended March 31, 2019 and June 30, 2019, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
Environmental Matters
In June 2019, the EPA issued the final ACE rule to replace the Obama-era Clean Power Plan. The final ACE rule may require implementation of heat rate improvement projects at some of our coal-fired power plants. It is not known what the costs associated with the final rule might be until state plans are developed to implement the final regulation. PSCo believes the costs would be recoverable through rates based on prior state commission practice.

Item 4 — CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
PSCo maintains a set of disclosure controls and procedures designed to ensure that information required to be disclosed in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. In addition, the disclosure controls and procedures ensure that information required to be disclosed is accumulated and communicated to management, including the CEO and CFO, allowing timely decisions regarding required disclosure. As of Sept. 30, 2019, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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
Item 6 — EXHIBITS
* Indicates incorporation by reference
+ Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	001-03280	3.01
3.02*	By-Laws of PSCo as Amended and Restated on Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	001-03280	3.02
4.02*	Supplemental Indenture dated as of August 1, 2019, between Public Service Company of Colorado and U.S. Bank National Association, as successor Trustee, creating 3.20% First Mortgage Bonds, Series No. 34 due March 1, 2050.	PSCo Form 8-K dated August 13, 2019	001-3280	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Schema
101.CAL	XBRL Calculation
101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

Oct. 25, 2019	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)