Form 10-K
period 2019-12-31
PUBLIC SERVICE CO OF COLORADO
filed 2020-02-21
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

001-03280
(Commission File Number)

Public Service Company of Colorado
(Exact name of registrant as specified in its charter)

Colorado			84-0296600
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

1800 Larimer, Suite 1100	Denver	Colorado	80202
(Address of Principal Executive Offices)			(Zip Code)

303	571-7511
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
N/A	N/A	N/A
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
☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 21, 2020, 100 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 6, 2020. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
DSMCA	Demand side management cost adjustment
ECA	Retail electric commodity adjustment
FCA	Fuel clause adjustment
GCA	Gas cost adjustment
PCCA	Purchased capacity cost adjustment
PSIA	Pipeline system integrity adjustment
RESA	Renewable energy standard adjustment
SCA	Steam cost adjustment
TCA	Transmission cost adjustment

Other
ADIT	Accumulated deferred income taxes
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Boulder	City of Boulder, CO
C&I	Commercial and Industrial
CACJA	Clean Air Clean Jobs Act
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CEP	Colorado Energy Plan
CIG	Colorado Interstate Gas Company, LLC
CPCN	Certificate of public convenience and necessity
CWA	Clean Water Act
CWIP	Construction work in progress
DRC	Development Recovery Company
ELG	Effluent limitations guidelines
ETR	Effective tax rate
FASB	Financial Accounting Standards Board

GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
ITC	Investment tax credit
MDL	Multi-district litigation
MGP	Manufactured gas plant
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract.
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
Post-65	Post-Medicare
PPA	Purchased power agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SERP	Supplemental executive retirement plan
SPP	Southwest Power Pool, Inc.
Standard & Poor’s	Standard & Poor’s Ratings Services
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VaR	Value at Risk
VIE	Variable interest entity
WOTUS	Waters of the U.S.

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019 (including risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs, changes in regulation and subsidiaries’ ability to recover costs from customers; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; our subsidiaries’ ability to make dividend payments; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

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

Overview

Electric customers	1.5 million

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

Natural gas customers	1.4 million
Total assets	$19.0 billion
Rate Base	$12.4 billion
ROE	8.69%
Electric generating capacity	5,666 MW
Gas storage capacity	32.5 Bcf
Electric transmission lines (conductor miles)	24,008 miles
Electric distribution lines (conductor miles)	78,023 miles
Natural gas transmission lines	2,057 miles
Natural gas distribution lines	22,633 miles

Electric Operations
PSCo had electric sales volume of 37,337 (millions of KWh), 1,507,841 customers and electric revenues of $3,033.0 (millions of dollars) for 2019.

Sales/Revenue Statistics

	2019		2018
KWH sales per retail customer	19,335		19,660
Revenue per retail customer	$1,812		$1,797
Residential revenue per KWh	11.09	¢	10.86	¢
Large C&I revenue per KWh	6.43	¢	6.20	¢
Small C&I revenue per KWh	9.38	¢	9.18	¢
Total retail revenue per KWh	9.37	¢	9.14	¢
Owned and Purchased Energy Generation — 2019
Electric Energy Sources
Total electric generation by source (including energy market purchases) for the year ended Dec. 31, 2019:

*Distributed generation from the Solar*Rewards® program is not included (approximately 512.8 million KWh for 2019).

Renewable Energy Sources
PSCo’s renewable energy portfolio includes wind, hydroelectric and solar power from both owned generating facilities and PPAs. Renewable percentages will vary year over year based on system additions, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Renewable energy as a percentage of total energy for 2019:

(a)	Includes biomass and hydroelectric.

Wind Energy Sources
Owned — Owned and operated wind farms with corresponding capacity:

2019		2018
Wind Farms	Capacity	Wind Farms	Capacity
1	600 MW	1	600 MW
PPAs — Number of PPAs with range:

2019		2018
PPAs	Range	PPAs	Range
20	2.0 MW - 300.5 MW	19	2.0 MW - 300.5 MW
Capacity — Wind capacity:

2019	2018
3,165 MW	3,160 MW
Average Cost (Owned) — Average cost per MWh of wind energy from owned generation:

2019	2018 (a)
$47	—

(a)	The table reflects the owned wind site that was in commercial operation for the full calendar year. The Rush Creek wind farm was put into service in December 2018.
Average Cost (PPAs) — Average cost per MWh of wind energy under existing PPAs:

2019	2018
$41	$43
Wind Energy Development
PSCo currently has approximately 500 MW of owned wind under development or construction and approximately 450 MW of planned PPAs with an estimated completion date of 2021 or earlier:

Project	Capacity	Estimated Completion
Cheyenne Ridge	500 MW	2020
Various PPAs	~450 MW	2020-2021
Solar Energy Sources
Solar energy PPAs:

Type	Capacity
Distributed Generation	557 MW
Utility-Scale	305 MW
Fossil Fuel Energy Sources
PSCo’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal Energy Sources
PSCo has four coal plants with approximately 2,000 MW of total 2019 net summer dependable capacity.

The following are PSCo’s approved coal plant retirements. In addition, PSCo plans to continue to evaluate its coal fleet for other potential early coal plant retirements as part of state resource plans or other regulatory proceedings.

Approved (2019 to 2025)
Year	Plant	Capacity
2022	Comanche 1	325 MW
2025	Comanche 2	335 MW
2025	Craig 1	42 MW
Coal Fuel Cost
Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements:

	Coal
	Cost	Percent
2019	$1.45	55%
2018	1.45	62
Natural Gas Energy Sources
PSCo has six natural gas plants with approximately 2,900 MW of total 2019 net summer dependable capacity. See item 2 - Properties for further detail.
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

Natural Gas Cost
Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements:

	Natural Gas
	Cost	Percent
2019	3.27	45
2018	3.74	38
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (in MW)
2019		2018
7,111	July 19	6,718	July 10
Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to homes and businesses. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support a diverse generation mix, including renewable energy. PSCo owns more than 24,000 conductor miles of transmission lines across its service territory.
During 2019, PSCo completed the following transmission projects:

Project	Miles	Size
Pawnee-Daniels Park	125	345 KV
Thornton Substation	2	115 KV
Upcoming transmission projects:

Project	Miles	Size
Cheyenne Ridge	65	345 KV

Natural Gas Operations
Natural gas operations consist of purchase, transportation and distribution of natural gas to end use residential, C&I and transport customers. PSCo had natural gas deliveries of 334,698 (thousands of MMBtu), 1,425,895 customers and natural gas revenues of $1,160.9 (millions of dollars) for 2019.

Sales/Revenue Statistics

	2019	2018
MMBtu sales per retail customer	109.80	98.35
Revenue per retail customer	$748.34	$638.03
Residential revenue per MMBtu	7.02	6.67
C&I revenue per MMBtu	6.33	6.04
Transportation and other revenue per MMBtu	0.56	0.77

Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).

Maximum daily output (firm and interruptible) and occurrence date:

2019			2018
MMBtu		Date	MMBtu	Date
2,139,420	(a)	March 3	1,903,878	Feb. 20

(a)	Increase in maximum MMBtu output due to colder winter temperatures in 2019.
Natural Gas Supply and Costs
PSCo actively seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which provides increased flexibility, decreased interruption and financial risk and economical rates. In addition, PSCo conducts natural gas price hedging activities approved by its state commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2019	2018
2.95	3.20
PSCo has natural gas supply transportation and storage agreements that include obligations for purchase and/or delivery of specified volumes or to make payments in lieu of delivery.
See Item 2 - Properties for further information.

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
Competition
PSCo is subject to public policies that promote competition and development of energy markets. PSCo’s industrial and large commercial customers have the ability to generate their own electricity. In addition, customers may have the option of substituting other fuels or relocating their facilities to a lower cost region.
Customers have the opportunity to supply their own power with distributed generation including solar generation and in most jurisdictions can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them.
Several states, including Colorado, have incentives for the development of rooftop solar, community solar gardens and other distributed energy resources. Distributed generating resources are potential competitors to PSCo’s electric service business with these incentives and federal tax subsidies.
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. PSCo’s wholesale customers can purchase their output from generation resources of competing suppliers or non-contracted quantities and use the transmission systems of Xcel Energy Inc.’s utility subsidiaries on a comparable basis to serve their native load.

FERC Order No. 1000 established competition for construction and operation of certain new electric transmission facilities. State utilities commissions have also created resource planning programs that promote competition for electricity generation resources used to provide service to retail customers.
PSCo has franchise agreements with cities subject to periodic renewal; however, a city could seek alternative means to access electric power or gas, such as municipalization.
While facing these challenges, PSCo believes its rates and services are competitive with alternatives currently available.

Public Utility Regulation
See Item 7 for discussion of public utility regulation.

Environmental
Environmental Regulation
Our facilities are regulated by federal and state environmental agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Various company activities require registrations, permits, licenses, inspections and approvals from these agencies. PSCo has received necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Our facilities have been designed and constructed to operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to environmental regulations, interpretations or enforcement policies or what effect future laws or regulations may have.
We may be required to incur expenditures in the future for remediation of MGP and other sites if it is determined that prior compliance efforts are not sufficient.
The Denver North Front Range Nonattainment Area does not meet either the 2008 or 2015 ozone National Ambient Air Quality Standard. Colorado will continue to consider further reductions available in the non-attainment area as it develops plans to meet ozone standards. Gas plants which operate in PSCo’s non-attainment area may be required to improve or add controls, implement further work practices and/or enhanced emissions monitoring as part of future Colorado state plans.
There are significant present and future environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. PSCo has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. If future environmental regulations do not take into consideration investments already made or if additional initiatives or emission reductions are required, substantial costs may be incurred.
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans for GHG reductions from coal-fired power plants. The state plans, due to the EPA in July 2022, will evaluate and potentially require heat rate improvements at existing coal-fired plants. It is not yet known how these state plans will affect PSCo’s existing coal plants, but they could require substantial additional investment, even in plants slated for retirement. PSCo believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.

PSCo seeks to address climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner.

Employees
As of Dec. 31, 2019, PSCo had 2,369 full-time employees and no part-time employees, of which 1,884 were covered under collective-bargaining agreements.

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
Oversight of Risk and Related Processes
The Board of Directors is responsible for the oversight of material risk and maintaining an effective risk monitoring process. Management and the Board of Directors’ committees have responsibility for overseeing the identification and mitigation of key risks.
At a threshold level, PSCo maintains a robust compliance program and promotes a culture of compliance, beginning with the tone at the top. The risk mitigation process includes adherence to our code of conduct and compliance policies, operation of formal risk management structures and overall business management. PSCo further mitigates inherent risks through formal risk committees and corporate functions such as internal audit, and internal controls over financial reporting and legal.
Management identifies and analyzes risks to determine materiality and other attributes such as timing, probability and controllability. Identification and risk analysis occurs formally through risk assessment conducted by senior management, the financial disclosure process, hazard risk procedures, internal audit and compliance with financial and operational controls. Management also identifies and analyzes risk through the business planning process, development of goals and establishment of key performance indicators, including identification of barriers to implementing our strategy. The business planning process also identifies likelihood and mitigating factors to prevent the assumption of inappropriate risk to meet goals.
Management communicates regularly with the Board of Directors and its sole stockholder regarding risk. Senior management presents and communicates a periodic risk assessment to the Board of Directors, providing information on the risks that management believes are material, including financial impact, timing, likelihood and mitigating factors. The Board of Directors regularly reviews management’s key risk assessments, which includes areas of existing and future macroeconomic, financial, operational, policy, environmental and security risks.
The oversight, management and mitigation of risk is an integral and continuous part of the Board of Directors’ governance of PSCo. Processes are in place to ensure appropriate risk oversight, as well as identification and consideration of new risks.

Risks Associated with Our Business
Operational Risks
Our natural gas and electric transmission and distribution operations involve numerous risks that may result in accidents and other operating risks and costs.
Our natural gas transmission and distribution activities include inherent hazards and operating risks, such as leaks, explosions, outages and mechanical problems. Our electric generation, transmission and distribution activities include inherent hazards and operating risks such as contact, fire and outages. These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses. We maintain insurance against most, but not all, of these risks and losses. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows.
Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with the PHMSA regulations and systematically monitor and renew infrastructure over time; however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
Our natural gas and electric transmission and distribution operations are dependent upon complex information technology systems and network infrastructure, the failure of which could disrupt our normal business operations, which could have a material adverse effect on our ability to process transactions and provide services.
Our utility operations are subject to long-term planning and project risks.
Most electric utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of when they are brought in-service subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals, develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning and our asset lives are subject to risk. The electric utility sector is undergoing a period of significant change. For example, increases in energy efficiency, wider adoption of lower cost renewable generation, distributed generation and shifts away from coal generation to decrease carbon emissions and increasing use of natural gas in electric generation driven by lower natural gas prices. Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, as well as stranded costs if PSCo is not able to fully recover costs and investments.
Changing customer expectations and technologies are requiring significant investments in advanced grid infrastructure, which increases exposure to technology obsolescence.

Evolving stakeholder preference for lower emission generation sources may pressure our investments in natural gas generation and delivery. The magnitude and timing of resource additions and changes in customer demand may not coincide while customer preference for resource generation may change, which introduces further uncertainty into long-term planning. Additionally, multiple states may not agree as to the appropriate resource mix which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We are subject to longer-term availability of inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
We are subject to commodity risks and other risks associated with energy markets and energy production.
In the event fuel costs increase, customer demand could decline and bad debt expense may rise, which may have a material impact on our results of operations. Despite existing fuel recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows.
A significant disruption in supply could cause us to seek alternative supply services at potentially higher costs and supply shortages may not be fully resolved, which could cause disruptions in our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments could negatively impact our cash flows and results of operations.
We also engage in wholesale sales and purchases of electric capacity, energy and energy-related products as well as natural gas. In many markets, emission allowances and/or RECs are also needed to comply with various statutes and commission rulings. As a result, we are subject to market supply and commodity price risk. Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis. Settlements can vary significantly from estimated fair values recorded and significant changes from the assumptions underlying our fair value estimates could cause earnings variability.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
Certain specialized knowledge is required of our technical employees for construction and operation of transmission, generation and distribution assets. Our business strategy is dependent on our ability to recruit, retain and motivate employees. Competition for skilled employees is high in the areas of business operations. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. We have seen a tightening of supply for engineers and skilled laborers in certain markets and are implementing plans to retain these employees. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
Our operations use third-party contractors in addition to employees to perform periodic and ongoing work.
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance standards, progress payments, insurance requirements and security for performance.

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
All of the members of our Board of Directors, as well as many of our executive officers, are officers of Xcel Energy Inc. Our Board of Directors makes determinations with respect to a number of significant corporate events, including the payment of our dividends.
We have historically paid quarterly dividends to Xcel Energy Inc. In 2019, 2018 and 2017 we paid $457.6 million, $375.3 million and $333.9 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for PSCo is imposed by its credit facility, which limits the debt-to-total capitalization ratio.
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
There can also be no assurance that our regulatory commissions will judge all our costs to be prudent, which could result in disallowances, or that the regulatory process will always result in rates that will produce full recovery. Overall, management believes prudently incurred costs are recoverable given the existing regulatory framework. However, there may be changes in the regulatory environment that could impair our ability to recover costs historically collected from customers, or we could exceed caps on capital costs (e.g., wind projects) required by commissions and result in less than full recovery.
Changes in the long-term cost-effectiveness or to the operating conditions of our assets may result in early retirements of utility facilities. While regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
In a continued low interest rate environment there has been increased downward pressure on allowed ROE. Conversely, higher than expected inflation or tariffs may increase costs of construction and operations. Also, rising fuel costs could increase the risk that we will not be able to fully recover our fuel costs from our customers.
Adverse regulatory rulings or the imposition of additional regulations could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments.

Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.
We cannot be assured that our current ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, significantly lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any downgrade could lead to higher borrowing costs and could impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement of applicable contracts if credit ratings fall below investment grade.
We are subject to capital market and interest rate risks.
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Capital markets are global and impacted by issues and events throughout the world. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital market disruption and financial market distress could prevent us from issuing short-term commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results.
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and local economies in the geographic areas we serve, including local unemployment rates.
Credit risk also includes the risk that various counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may at times have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, such as the California Independent System Operator, SPP, PJM Interconnection, LLC, Midcontinent Independent System Operator, Inc. and the Electric Reliability Council of Texas, in which any credit losses are socialized to all market participants.
We have additional indirect credit exposure to financial institutions in the form of letters of credit provided as security by power suppliers under various purchased power contracts. If any of the credit ratings of the letter of credit issuers were to drop below investment grade, the supplier would need to replace that security with an acceptable substitute. If the security were not replaced, the party could be in default under the contract.

As we are a subsidiary of Xcel Energy Inc., we may be negatively affected by events impacting the credit or liquidity of Xcel Energy Inc. and its affiliates.
If either Standard & Poor’s or Moody’s were to downgrade Xcel Energy Inc.’s debt securities below investment grade, it would increase Xcel Energy Inc.’s cost of capital and restrict its access to the capital markets. This could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
As of Dec. 31, 2019, Xcel Energy Inc. and its utility subsidiaries had approximately $17.4 billion of long-term debt and $1.3 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees. As of Dec. 31, 2019, Xcel Energy had guarantees outstanding with a maximum stated amount of approximately $2.0 million and immaterial exposure. Xcel Energy also had additional guarantees of $60.4 million at Dec. 31, 2019 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
Increasing costs of our defined benefit retirement plans and employee benefits may adversely affect our results of operations, financial condition or cash flows.
We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements related to these plans. Estimates and assumptions may change. In addition, the Pension Protection Act changed the minimum funding requirements for defined benefit pension plans. Therefore, our funding requirements and related contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high numbers of retirements or employees leaving PSCo would trigger settlement accounting and could require PSCo to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future liabilities and benefit costs.
Increasing costs associated with health care plans may adversely affect our results of operations.
Increasing levels of large individual health care claims and overall health care claims could have an adverse impact on our results of operations, financial condition or cash flows. Health care legislation could also significantly impact our benefit programs and costs.

Federal tax law may significantly impact our business.
PSCo collects through regulated rates estimated federal, state and local tax payments. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. There could be timing delays before regulated rates provide for realization of tax changes in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices.
Macroeconomic Risks
Economic conditions impact our business.
Our operations are affected by local, national and worldwide economic conditions, which correlates to customers/sales growth (decline). Economic conditions may be impacted by insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay their bills which could lead to additional bad debt expense.
Additionally, PSCo faces competitive factors, which could have an adverse impact on our financial condition, results of operations and cash flows. Further, worldwide economic activity impacts the demand for basic commodities necessary for utility infrastructure, which may inhibit our ability to acquire sufficient supplies. We operate in a capital intensive industry and federal trade policy could significantly impact the cost of materials we use. There may be delays before these additional material costs can be recovered in rates.
Operations could be impacted by war, terrorism or other events.
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
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, our brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility.
We also face the risks of possible loss of business due to significant events such as severe storm, severe temperature extremes, wildfires (particularly in Colorado), widespread pandemic, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a disruption of work force within our operating systems (or on a neighboring system).
The recent coronavirus outbreak in China is an example of how major catastrophic events throughout the world may disrupt our business. While we are a domestic company, the Company participates in a global supply chain, which includes materials and components that are sourced from China. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to reliably serve our customers.

Disruption due to events such as those noted above could result in a significant decrease in revenues and significant additional costs to repair assets, which could have a material impact on our results of operations, financial condition or cash flows.
PSCo participates in biennial grid security and emergency response exercises (GridEx). These efforts, led by the NERC, test and further develop the coordination, threat sharing and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid.
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
Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error. Our industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. Cyber security incidents could harm our businesses by limiting our generating, transmitting and distributing capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or causing the release of customer information, all of which would likely receive state and federal regulatory scrutiny and could expose us to liability.
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident of the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
Our supply chain for procurement of digital equipment may expose software or hardware to these risks and could result in a breach or significant costs of remediation. We are unable to quantify the potential impact of cyber security threats or subsequent related actions. Cyber security incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third-party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cyber security incidents, including asset failure or unauthorized access to assets or information. A failure or breach of our technology systems or those of our third-party service providers could disrupt critical business functions and may negatively impact our business, our brand, and our reputation. The cyber security threat is dynamic and evolves continually, and our efforts to prioritize network protection may not be effective given the constant changes to threat vulnerability.

Our operating results may fluctuate on a seasonal and quarterly basis and can be adversely affected by milder weather.
Our electric and natural gas utility businesses are seasonal and weather patterns can have a material impact on our operating performance. Demand for electricity is often greater in the summer and winter months associated with cooling and heating. Because natural gas is heavily used for residential and commercial heating, the demand depends heavily upon weather patterns. A significant amount of natural gas revenues are recognized in the first and fourth quarters related to the heating season. Accordingly, our operations have historically generated less revenues and income when weather conditions are milder in the winter and cooler in the summer. Unusually mild winters and summers could have an adverse effect on our financial condition, results of operations or cash flows.
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
We may be subject to climate change lawsuits. An adverse outcome could require substantial capital expenditures and possibly require payment of substantial penalties or damages. Defense costs associated with such litigation can also be significant and could affect results of operations, financial condition or cash flows if such costs are not recovered through regulated rates.
Although the United States has not adopted any international or federal GHG emission reduction targets, many states and localities may continue to pursue climate policies in the absence of federal mandates. The steps PSCo has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies. While those actions likely would have put PSCo in a good position to meet federal or international standards being discussed, the lack of federal action does not adversely impact these state-endorsed actions and plans.
If our regulators do not allow us to recover all or a part of the cost of capital investment or the O&M costs incurred to comply with the mandates, it could have a material effect on our results of operations, financial condition or cash flows.
Increased risks of regulatory penalties could negatively impact our business.
The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. The FERC can impose penalties of up to $1.3 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties. Also, the PHMSA, Occupational Safety and Health Administration and other federal agencies have the authority to assess penalties. In the event of serious incidents, these agencies have become more active in pursuing penalties. Some states additionally have the authority to impose substantial penalties. If a serious reliability, cyber or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.

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
Environmental laws and regulations can also require us to restrict or limit the output of facilities or the use of certain fuels, shift generation to lower-emitting facilities, install pollution control equipment, clean up spills and other contamination and correct environmental hazards. Environmental regulations may also lead to shutdown of existing facilities. Failure to meet requirements of environmental mandates may result in fines or penalties. We may be required to pay all or a portion of the cost to remediate (i.e., clean-up) sites where our past activities, or the activities of other parties, caused environmental contamination.
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows if our regulators do not allow us to recover the cost of capital investment or the O&M costs incurred to comply with the requirements.
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
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires and snow or ice storms occur. Extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.

To the extent the frequency of extreme weather events increases, this could increase our cost of providing service. Periods of extreme temperatures could impact our ability to meet demand. Changes in precipitation resulting in droughts or water shortages could adversely affect our operations. Drought conditions also contribute to the increase in wildfire risk from our electric generation facilities. While we carry liability insurance, given an extreme event, if PSCo was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of units and increase the price paid for energy. We may not recover all costs related to mitigating these physical and financial risks.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of PSCo is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit	Fuel	Installed	MW (a)
Steam:
Comanche-Pueblo, CO (b)
Unit 1	Coal	1973	325
Unit 2	Coal	1975	335
Unit 3	Coal	2010	500	(c)
Craig-Craig, CO, 2 Units (d)	Coal	1979 - 1980	82	(e)
Hayden-Hayden, CO, 2 Units	Coal	1965 - 1976	233	(f)
Pawnee-Brush, CO, 1 Unit	Coal	1981	505
Cherokee-Denver, CO, 1 Unit	Natural Gas	1968	310
Combustion Turbine:
Blue Spruce-Aurora, CO, 2 Units	Natural Gas	2003	264
Cherokee-Denver, CO, 3 Units	Natural Gas	2015	576
Fort St. Vrain-Platteville, CO, 6 Units	Natural Gas	1972 - 2009	968
Rocky Mountain-Keenesburg, CO, 3 Units	Natural Gas	2004	580
Various locations, 6 Units	Natural Gas	Various	171
Hydro:
Cabin Creek-Georgetown, CO
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 8 Units	Hydro	Various	25
Wind:
Rush Creek, CO, 300 units	Wind	2018	582	(g)
		Total	5,666

(a)	Summer 2019 net dependable capacity.

(b)	In 2018, the CPUC approved early retirement of PSCo’s Comanche Units 1 and 2 in 2022 and 2025, respectively.

(c)	Based on PSCo’s ownership interest of 67%.

(d)	Craig Unit 1 is expected to be retired early in 2025.

(e)	Based on PSCo’s ownership interest of 10%.

(f)	Based on PSCo’s ownership interest of 76% of Unit 1 and 37% of Unit 2.

(g)	Values disclosed are the maximum generation levels for these wind units. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero).

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2019:

Conductor Miles
345 KV	5,036
230 KV	12,108
138 KV	92
115 KV	5,055
Less than 115 KV	79,740
PSCo had 233 electric utility transmission and distribution substations at Dec. 31, 2019.
Natural gas utility mains at Dec. 31, 2019:

Miles
Transmission	2,057
Distribution	22,633

ITEM 3 — LEGAL PROCEEDINGS
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
See Note 10 to the consolidated financial statements, Item 1 and Item 7 for further information.

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PSCo is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the consolidated financial statements for further information.
The dividends declared during 2019 and 2018 were as follows:

(Millions of Dollars)	2019	2018
First quarter	$98.8	$95.3
Second quarter	104.9	100.3
Third quarter	97.3	103.5
Fourth quarter	176.6	91.6

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as electric margin, natural gas margin and ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP. PSCo’s management uses non-GAAP measures for financial planning and analysis, for reporting of results to the Board of Directors, in determining performance-based compensation and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.
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
Management uses these non-GAAP financial measures to evaluate and provide details of PSCo’s core earnings and underlying performance. Management believes these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of PSCo. For the years ended Dec. 31, 2019 and Dec. 31, 2018, there were no adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2019 Comparison to 2018
PSCo’s net income was $577.8 million for 2019, compared with $551.7 million for 2018. The increase was driven by higher electric and natural gas margins attributable to capital riders and lower income taxes, partially offset by lower AFUDC driven by the Rush Creek wind project that was placed in service in 2018 and higher depreciation, interest and O&M.
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs generated in a particular period.
Electric Revenues and Margin:

(Millions of Dollars)	2019	2018
Electric revenues	$3,033.0	$3,031.2
Electric fuel and purchased power	(1,083.0)	(1,157.2)
Electric margin	$1,950.0	$1,874.0
Changes in Electric Margin:

(Millions of Dollars)	2019 vs. 2018
Non-fuel riders	$65.6
Finance leases (offset in interest expense and amortization)	21.9
Conservation incentive	6.1
Firm wholesale (includes formula rate true-ups)	6.0
Conservation and DSM riders (offset in expense)	(5.2)
Wholesale transmission revenue (net of expense)	(4.8)
Other (net)	11.9
Total increase in electric margin before TCJA impact	$101.5
TCJA impact (offset in income tax and amortization)	(25.5)
Total increase in electric margin	$76.0
Natural Gas Margin
Total natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to cost recovery mechanisms.
Natural Gas Revenues and Margin:

(Millions of Dollars)	2019	2018
Natural gas revenues	$1,160.9	$1,014.6
Cost of natural gas sold and transported	(526.0)	(428.4)
Natural gas margin	$634.9	$586.2
Changes in Natural Gas Margin:

(Millions of Dollars)	2019 vs. 2018
Infrastructure and integrity riders	$15.9
Estimated impact of weather	10.9
Transport sales	7.2
Retail sales growth (excluding weather impact)	5.7
Finance leases (offset in interest expense and amortization)	3.1
Other (net)	5.9
Total increase in natural gas margin	$48.7

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $22.4 million, or 2.8%, for 2019, primarily driven by distribution and gas operations. Distribution costs were higher due to storms and labor incurred primarily in the first six months of the year. Gas operation expenses increased due to increased damage prevention locates driven by construction demands and increased pipeline maintenance costs.
DSM Program Expenses — DSM program expenses decreased $6.2 million, or 4.4%, for 2019, primarily due to prior period over-recovery. DSM expenses are generally recovered concurrently through riders and base rates. Timing of recovery may vary from when costs are incurred.
Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased $4.6 million, or 2.3%, for 2019, primarily due to higher property taxes.
Depreciation and Amortization — Depreciation and amortization increased $41.3 million, or 7.4%, for 2019, primarily driven by the Rush Creek wind farm going into service, natural gas and distribution/transmission replacements and software solutions. These increases were partially offset by higher levels of accelerated amortization of the prepaid pension asset in 2018 and new common and gas depreciation rates.
AFUDC, Equity and Debt — AFUDC decreased by $45.7 million for 2019, primarily due to the Rush Creek wind farm being placed in-service in 2018 and other capital investments.
Interest Charges — Interest charges increased by $27.5 million, or 13.2%, for 2019, primarily due to higher debt levels to fund capital investments, changes in short-term interest rates and implementation of the lease accounting standard (offset in electric margin).
Income Taxes — Income taxes decreased $34.1 million for 2019, primarily driven by wind PTCs, partially offset by reduced AFUDC equity and reduced utility nonplant excess deferred tax amortization. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was 12.1% for 2019 compared with 17.1% for 2018. The lower ETR was primarily due to the items referenced above.
2018 Comparison with 2017
A discussion of changes in PSCo’s results of operations and liquidity and capital resources from the year ended Dec. 31, 2017 to Dec. 31, 2018 can be found in Part II, “Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations” of our Annual Report on Form 10-K for the fiscal year 2018, which was filed with the SEC on Feb. 22, 2019. However, such discussion is not incorporated by reference into, and does not constitute a part of, this Annual Report on Form 10-K.

Public Utility Regulation
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
See Rate Matters within Note 10 to the consolidated financial statements for further information.
Summary of Regulatory Agencies / RTO and Areas of Jurisdiction

Regulatory Body / RTO	Additional Information on Regulatory Authority
CPUC	Retail rates, accounts, services, issuance of securities and other aspects of electric and natural gas operations. Pipeline safety compliance.
FERC
Wholesale electric operations, accounting practices, hydroelectric licensing, wholesale sales for resale, transmission of electricity in interstate commerce, compliance with the NERC electric reliability standards, asset transactions and mergers and natural gas transactions in interstate commerce.
Wholesale electric sales at cost-based prices to customers inside PSCo’s balancing authority area and at market-based prices to customers outside PSCo’s balancing authority area.
PSCo holds a FERC certificate that allows it to transport natural gas in interstate commerce without PSCo becoming subject to full FERC jurisdiction.

RTO
PSCo is not presently a member of an RTO and does not operate within an RTO energy market. However, PSCo does make certain sales to other RTO’s, including SPP and participates in a joint dispatch agreement with neighboring utilities.

DOT	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
ECA	Recovers fuel and purchased energy costs. Short-term sales margins are shared with customers through the ECA. The ECA is revised quarterly.
PCCA	Recovers purchased capacity payments.
SCA	Recovers difference between actual fuel costs and costs recovered under steam service rates. The SCA rate is revised quarterly.
DSMCA	Recovers DSM, interruptible service costs and performance initiatives for achieving energy savings goals.
RESA	Recovers the incremental costs of compliance with the RES with a maximum of 2% of the customer’s bill.
WCA	Recovers costs for customers who choose renewable resources.
TCA	Recovers costs for transmission investment outside of rate cases.
CACJA	Recovers costs associated with the CACJA.
FCA
PSCo recovers fuel and purchased energy costs from wholesale electric customers through a fuel cost adjustment clause approved by the FERC. Wholesale customers pay production costs through a forecasted formula rate subject to true-up.

GCA	Recovers costs of purchased natural gas and transportation and is revised quarterly to allow for changes in natural gas rates.
PSIA	Recovers costs for transmission and distribution pipeline integrity management programs.

Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
CPUC
Rate Case	Steam	$7	January 2019	Received
In September 2019, the CPUC approved PSCo’s Settlement Agreement with CPUC Staff and the City of Denver. The settlement reflects an ROE of 9.67% for AFUDC purposes, an equity ratio of 56.04% and utilization of tax reform benefits. The first stepped increase went into effect Oct. 1, 2019, with full rates effective Oct. 1, 2020.

Rate Case Appeal	Natural Gas	N/A	April 2019	Pending
In April 2019, PSCo filed an appeal seeking judicial review of the CPUC’s prior ruling regarding PSCo’s last natural gas rate case (approved in December 2018). Appeal requests review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure that is not based on the actual historical test year level; and the use of an average rate base methodology rather than a year-end rate base methodology. Timeline on a final ruling is unknown.

DSM Incentive	Electric & Natural Gas	$12	April 2019	Received	PSCo earned an electric and natural gas DSM incentive of $9 million and $3 million, respectively, for achieving its 2018 savings goals.
Electric Rate Case — In October 2019, PSCo filed rebuttal testimony with the CPUC requesting a net rate increase of $108.4 million. This is based on a $353.3 million increase offset by $244.9 million of previously authorized costs currently recovered through various rider mechanisms. The request was based on a ROE of 10.20%, an equity ratio of 55.61% and a current test year, which includes certain forecasted plant additions through December 2019.
In December 2019, the CPUC held deliberations and on Feb. 11, 2020 issued a written decision approving a current test year ended Aug. 31, 2019, a 9.3% ROE, an equity ratio of 55.61%, implementation of decoupling in 2020 and other items. This resulted in an estimated $34.6 million net base rate revenue increase.

Revenue Request (Millions of Dollars)	2020
Company filed rebuttal	$353.3
ROE	(55.3)
Impact of change in test year	(17.1)
Property tax expense	14.7
Rate base adjustments	(11.4)
Capital structure	(4.7)
Total proposed revenue change	279.5
Estimated impact of previously authorized costs (existing riders)	244.9
Net revenue change	$34.6
Final rates are expected to be implemented in February 2020. PSCo currently intends to file an application for rehearing/reconsideration in the first quarter of 2020.
Gas Rate Case — On Feb. 5, 2020, PSCo filed a request with the CPUC seeking a net increase to retail gas rates of $126.8 million, reflecting a $144.5 million increase in base rate revenue, which is partially offset by $17.7 million previously authorized through the PSIA rider mechanism. The request is based on a test year that incorporates actual capital and expenses as of Sept. 30, 2019, adjusted for known and measurable differences for the 12-month period ended Sept. 30, 2020, a 9.95% ROE and an equity ratio of 55.81%. Proposed effective date is Nov. 1, 2020.

Revenue Request (Millions of Dollars)	2020
Capital additions (through Sept. 30, 2019)	$62.1
Forecasted capital additions (through Sept. 30, 2020)	33.0
Sales growth (includes amounts forecasted through Sept. 30, 2020)	(29.1)
Operations and maintenance, amortization and other expenses	28.8
Property tax expense	18.9
Cost of capital	7.9
Updated depreciation rates	5.2
Net increase to revenue	126.8
Previously authorized costs:
Transfer PSIA rider costs to base rates	17.7
Total base request	$144.5

Expected year-end rate base	$2,236.4
The request reflects $1.3 billion of capital additions since the 2016 test year used to set current rates. Capital investments are made to maintain the safety and reliability of the natural gas system, along with investments to connect new customers and perform mandated infrastructure relocation work.
Timing of a CPUC ruling is expected in the second half of 2020.
Resource Plan
CEP — In September 2018, the CPUC approved PSCo’s CEP portfolio, which included the retirement of two coal-fired generation units, Comanche Unit 1 (in 2022) and Comanche Unit 2 (in 2025), and the following additions:

	Total Capacity	PSCo's Ownership
Wind generation	1,100 MW	500 MW
Solar generation	700 MW	—
Battery storage	275 MW	—
Natural gas generation	380 MW	380 MW
PSCo’s investment is expected to be approximately $1 billion, including transmission to support the increase in renewable generation.
CPCNs were granted by the CPUC for the Shortgrass Substation in February 2019, and for the 500 MW Cheyenne Ridge wind farm and 345 KV generation tie line in April 2019.
A CPCN for the acquisitions of the Valmont and Manchief natural gas generation facilities was filed in July 2019, and a settlement on those acquisitions was reached with CPUC Staff and the Colorado Office of Consumer Counsel in January 2020, pending a CPUC decision expected in approximately the second quarter of 2020.

A CPCN for voltage control facilities was also filed with the CPUC in December 2019, with another expected to follow in approximately the first quarter of 2020 for network transmission upgrades required for the CEP portfolio.
Purchased Power and Transmission Service Providers
PSCo expects to meet its system capacity requirements through electric generating stations, power purchases, new generation facilities, DSM options and expansion of generation plants.
Purchased Power — PSCo purchases power from other utilities and IPPs. Long-term purchased power contracts for dispatchable resources typically require capacity and energy charges. It also contracts to purchase power for both wind and solar resources. PSCo makes short-term purchases to meet system load and energy requirements, replace owned generation, meet operating reserve obligations, or obtain energy at a lower cost.
Purchased Transmission Services — In addition to using its own transmission system, PSCo has contracts with regional transmission service providers to deliver energy to its customers.
Boulder Municipalization
In 2011, Boulder passed a ballot measure authorizing the formation of an electric municipal utility, subject to certain conditions. Subsequently, there have been various legal proceedings in multiple venues with jurisdiction over Boulder’s plan. In 2014, the Boulder City Council passed an ordinance to establish an electric utility. PSCo challenged the formation of this utility and the Colorado Court of Appeals ruled in PSCo’s favor, vacating a lower court decision. In June 2018, the Colorado Supreme Court rejected Boulder’s request to dismiss the case and remanded it to the Boulder District Court. The case was then settled in June 2019 after Boulder agreed to repeal the ordinance establishing the utility.
Boulder has filed multiple separation applications with the CPUC, which have been challenged by PSCo and other intervenors. In September 2017, the CPUC issued a written decision, agreeing with several key aspects of PSCo’s position. The CPUC has approved the designation of some electrical distribution assets for transfer, subject to Boulder completing certain filings. In the fourth quarter of 2018, the Boulder City Council also adopted an Ordinance authorizing Boulder to begin negotiations for the acquisition of certain property or to otherwise condemn that property after Feb. 1, 2019. In the first quarter of 2019, Boulder sent PSCo a notice of intent to acquire certain electric distribution assets. In the third quarter of 2019, Boulder filed its condemnation litigation, which was later dismissed by the Boulder District Court in September 2019 on the grounds that Boulder had not completed the pre-requisite CPUC process and filings. Boulder is currently appealing this order. In October 2019, the CPUC approved the subsequent filings regarding asset transfers outside of substations, reaffirmed its 2017 decision on assets outside of substations and closed the CPUC proceeding. In December 2019, Boulder filed a new condemnation action despite its ongoing appeal of the last condemnation case. PSCo subsequently filed a motion to dismiss or stay the new condemnation action. In February 2020, Boulder filed an application under section 210 of the Federal Power Act asking FERC to order PSCo to interconnect its facilities with a future Boulder municipal utility under Boulder’s preferred terms and conditions.

Wholesale and Commodity Marketing Operations
PSCo conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy related products. PSCo uses physical and financial instruments to minimize commodity price and credit risk and hedge sales and purchases. PSCo also engages in trading activity unrelated to hedging. Sharing of any margin is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement.

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
See Note 8 to the consolidated financial statements for further information.
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
Fair value of net commodity trading contracts as of Dec. 31, 2019:

	Futures / Forwards Maturity
(Millions of Dollars)	Maturity Less Than 1 Year	Maturity 1 to 3 Years	Maturity 4 to 5 Years	Maturity Greater Than 5 Years	Total Futures/ Forwards Fair Value
PSCo (a)	$(4.5)	$(21.8)	$(30.7)	$—	$(57.0)

(a)	Prices based on models and other valuation methods.

Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2019	2018
Fair value of commodity trading net contract assets outstanding at Jan. 1	$1.3	$0.5
Contracts realized or settled during the period	(10.9)	(7.8)
Commodity trading contract additions and changes during the period	(47.4)	8.6
Fair value of commodity trading net contract assets outstanding at Dec. 31	$(57.0)	$1.3
At Dec. 31, 2019, a 10% increase in market prices for commodity trading contracts would increase pretax income by approximately $3.3 million, whereas a 10% decrease would decrease pretax income by approximately $3.3 million. At Dec. 31, 2018, a 10% increase in market prices for commodity trading contracts would decrease pretax income by approximately $0.2 million, whereas a 10% decrease would increase pretax income by approximately $0.2 million.
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
VaRs for the NSP-Minnesota and PSCo commodity trading operations, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2019	$0.4	$3.0	$0.6	$0.8	$0.3
2018	4.8	6.0	0.6	5.6	0.1
Interest Rate Risk — PSCo is subject to interest rate risk. PSCo’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
A 100 basis point change in the benchmark rate on PSCo’s variable rate debt would impact annual pretax interest expense by approximately $0.4 million in 2019 and $3.1 million in 2018.
See Note 8 to the consolidated financial statements for further information.

Credit Risk — PSCo is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. PSCo maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.
At Dec. 31, 2019, a 10% increase in commodity prices would have resulted in a decrease in credit exposure of $3.1 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $7.2 million. At Dec. 31, 2018, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $11.5 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $7.6 million.
PSCo conducts credit reviews for all counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase PSCo’s credit risk.
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
See Notes 8 and 9 to the consolidated financial statements for further information.
Commodity Derivatives — PSCo continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. Given the typically short duration of these contracts, the impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2019.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are recorded as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at Dec. 31, 2019.

ITEM 8 — FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
See Item 15-1 for an index of financial statements included herein.
See Note 14 to the consolidated financial statements for further information.

Management Report on Internal Control Over Financial Reporting
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
PSCo management assessed the effectiveness of PSCo’s internal control over financial reporting as of Dec. 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2019, PSCo’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ ROBERT C. FRENZEL
Ben Fowke	Robert C. Frenzel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 21, 2020	Feb. 21, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and Board of Directors of Public Service Company of Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of Colorado and subsidiaries (the "Company") as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, cash flows and common stockholder's equity, for each of the three years in the period ended December 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.
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
February 21, 2020

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2019	2018	2017
Operating revenues
Electric	$3,033.0	$3,031.2	$3,003.8
Natural gas	1,160.9	1,014.6	995.2
Steam and other	43.3	40.4	43.5
Total operating revenues	4,237.2	4,086.2	4,042.5

Operating expenses
Electric fuel and purchased power	1,083.0	1,157.2	1,126.7
Cost of natural gas sold and transported	526.0	428.4	458.7
Cost of sales — steam and other	16.6	15.3	16.1
Operating and maintenance expenses	809.9	787.5	760.8
Demand side management expenses	136.0	142.2	125.0
Depreciation and amortization	602.4	561.1	471.5
Taxes (other than income taxes)	206.5	201.9	195.7
Total operating expenses	3,380.4	3,293.6	3,154.5

Operating income	856.8	792.6	888.0

Other income, net	3.1	2.1	7.8
Allowance for funds used during construction — equity	21.7	56.4	29.8

Interest charges and financing costs
Interest charges — includes other financing costs of $6.6, $6.5 and $6.3, respectively	235.4	207.9	190.7
Allowance for funds used during construction — debt	(11.2)	(22.2)	(11.4)
Total interest charges and financing costs	224.2	185.7	179.3

Income before income taxes	657.4	665.4	746.3
Income taxes	79.6	113.7	252.2
Net income	$577.8	$551.7	$494.1

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2019	2018	2017
Net income	$577.8	$551.7	$494.1

Other comprehensive (loss) income

Defined pension and other postretirement benefits:
Net pension and retiree medical gain arising during the period, net of tax of $0.1, $0 and $0, respectively	0.4	—	—
Reclassification of gain to net income, net of tax of $(0.9), $0 and $0, respectively	(2.7)	—	—
Derivative instruments:
Reclassification of loss to net income, net of tax of $0.4, $0.4 and $0.6, respectively	1.2	1.2	1.0

Other comprehensive (loss) income	(1.1)	1.2	1.0
Comprehensive income	$576.7	$552.9	$495.1

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2019	2018	2017
Operating activities
Net income	$577.8	$551.7	$494.1
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	607.0	566.1	475.6
Deferred income taxes	97.0	23.8	207.8
Allowance for equity funds used during construction	(21.7)	(56.4)	(29.8)
Provision for bad debts	16.5	16.4	14.3
Net realized and unrealized hedging and derivative transactions	62.1	(6.2)	2.4
Changes in operating assets and liabilities:
Accounts receivable	(21.5)	(42.8)	(2.2)
Accrued unbilled revenues	19.6	(17.7)	1.3
Inventories	(27.0)	(20.1)	(9.1)
Prepayments and other	(29.0)	12.8	0.2
Accounts payable	(44.0)	68.7	20.4
Net regulatory assets and liabilities	34.9	(14.6)	(22.6)
Other current liabilities	(0.1)	(12.9)	71.8
Pension and other employee benefit obligations	(47.0)	(44.2)	(16.5)
Other, net	3.3	(16.3)	(5.9)
Net cash provided by operating activities	1,227.9	1,008.3	1,201.8

Investing activities
Utility capital/construction expenditures	(1,690.7)	(1,577.2)	(1,445.9)
Investments in utility money pool arrangement	(641.0)	(634.0)	(954.0)
Repayments from utility money pool arrangement	641.0	654.0	934.0
Other, net	—	—	(0.7)
Net cash used in investing activities	(1,690.7)	(1,557.2)	(1,466.6)

Financing activities
(Repayments of) proceeds from short-term borrowings, net	(307.0)	307.0	(129.0)
Borrowings under utility money pool arrangement	100.0	780.0	40.0
Repayments under utility money pool arrangement	(61.0)	(780.0)	(40.0)
Proceeds from issuance of long-term debt	928.2	691.1	393.8
Repayments of long-term debt	(400.0)	(300.0)	—
Capital contributions from parent	638.2	252.1	335.6
Dividends paid to parent	(457.6)	(375.3)	(333.9)
Other, net	—	(0.1)	(0.1)
Net cash provided by financing activities	440.8	574.8	266.4

Net change in cash, cash equivalents and restricted cash	(22.0)	25.9	1.6
Cash, cash equivalents and restricted cash at beginning of period	33.4	7.5	5.9
Cash, cash equivalents and restricted cash at end of period	$11.4	$33.4	$7.5

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(209.3)	$(187.2)	$(175.0)
Cash paid for income taxes, net	(4.7)	(115.8)	(7.7)
Supplemental disclosure of non-cash investing transactions:
Accrued property, plant and equipment additions	$233.8	$142.1	$199.1
Inventory transfers to property, plant and equipment	32.4	37.2	26.6
Operating lease right-of-use assets	653.8	—	—
Allowance for equity funds used during construction	21.7	56.4	29.8

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share)

	Dec. 31
	2019	2018
Assets
Current assets
Cash and cash equivalents	$11.4	$33.4
Accounts receivable, net	303.9	310.3
Accounts receivable from affiliates	52.7	80.8
Accrued unbilled revenues	293.9	313.5
Inventories	192.0	197.4
Regulatory assets	64.0	120.6
Derivative instruments	7.2	42.6
Prepayments and other	55.9	23.8
Total current assets	981.0	1,122.4

Property, plant and equipment, net	16,155.0	15,120.0

Other assets
Regulatory assets	1,038.1	1,010.7
Derivative instruments	—	1.2
Operating lease right-of-use assets	574.0	—
Other	259.4	37.2
Total other assets	1,871.5	1,049.1
Total assets	$19,007.5	$17,291.5

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$400.0	$406.2
Borrowings under utility money pool arrangement	39.0	—
Short-term debt	—	307.0
Accounts payable	573.3	503.4
Accounts payable to affiliates	43.9	46.0
Regulatory liabilities	69.2	67.3
Taxes accrued	202.1	202.0
Accrued interest	53.4	43.2
Dividends payable to parent	111.5	91.5
Derivative instruments	8.7	34.6
Operating lease liabilities	85.8	—
Other	98.8	101.5
Total current liabilities	1,685.7	1,802.7

Deferred credits and other liabilities
Deferred income taxes	1,850.8	1,719.3
Deferred investment tax credits	22.8	25.3
Regulatory liabilities	2,036.8	2,021.5
Asset retirement obligations	324.0	338.7
Derivative instruments	52.5	0.6
Customer advances	173.6	168.1
Pension and employee benefit obligations	211.9	275.3
Operating lease liabilities	517.6	—
Other	150.9	50.4
Total deferred credits and other liabilities	5,340.9	4,599.2

Commitments and contingencies
Capitalization
Long-term debt	4,984.7	4,591.4
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at Dec. 31, 2019 and 2018, respectively	—	—
Additional paid in capital	4,939.4	4,340.5
Retained earnings	2,083.4	1,983.2
Accumulated other comprehensive loss	(26.6)	(25.5)
Total common stockholder’s equity	6,996.2	6,298.2
Total liabilities and equity	$19,007.5	$17,291.5

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2016	100	$—	$3,633.2	$1,659.3	$(23.0)	$5,269.5

Net income				494.1		494.1
Other comprehensive income					1.0	1.0
Common dividends declared to parent				(335.9)		(335.9)
Contribution of capital by parent			399.6			399.6
Adoption of ASU No. 2018-02				4.7	(4.7)	—
Balance at Dec. 31, 2017	100	$—	$4,032.8	$1,822.2	$(26.7)	$5,828.3

Net income				551.7		551.7
Other comprehensive income					1.2	1.2
Common dividends declared to parent				(390.7)		(390.7)
Contribution of capital by parent			307.7			307.7
Balance at Dec. 31, 2018	100	$—	$4,340.5	$1,983.2	$(25.5)	$6,298.2

Net income				577.8		577.8
Other comprehensive income					(1.1)	(1.1)
Common dividends declared to parent				(477.6)		(477.6)
Contribution of capital by parent			598.9			598.9
Balance at Dec. 31, 2019	100	$—	$4,939.4	$2,083.4	$(26.6)	$6,996.2

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
PSCo’s consolidated financial statements are presented in accordance with GAAP. All of PSCo’s underlying accounting records also conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions. Certain amounts in the 2018 and 2017 consolidated financial statements or notes have been reclassified to conform to the 2019 presentation for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.
PSCo has evaluated events occurring after Dec. 31, 2019 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
Use of Estimates — PSCo uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used on items such as plant depreciable lives or potential disallowances, AROs, certain regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. Recorded estimates are revised when better information becomes available or actual amounts can be determined. Revisions can affect operating results.
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
If changes in the regulatory environment occur, PSCo may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities from its balance sheet. Such changes could have a material effect on PSCo’s results of operations, financial condition and cash flows.
See Note 4 for further information.

Income Taxes — PSCo accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. PSCo defers income taxes for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities. PSCo uses rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
The effects of PSCo’s tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most of its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, which will be refundable to utility customers over the remaining life of the related assets. A tax rate increase would result in the establishment of a similar regulatory asset.
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize it over the book depreciable lives of the related property. The requirement to defer and amortize tax credits only applies to federal ITCs related to public utility property. Utility rate regulation also has resulted in the recognition of regulatory assets and liabilities related to income taxes. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized.
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
See Note 7 for further information.
Property, Plant and Equipment and Depreciation in Regulated Operations — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC. The cost of plant retired is charged to accumulated depreciation and amortization. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs are charged to expense as incurred. Maintenance and replacement of items determined to be less than a unit of property are charged to operating expenses as incurred. Planned maintenance activities are charged to operating expense unless the cost represents the acquisition of an additional unit of property or the replacement of an existing unit of property.

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
PSCo records depreciation expense using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 2.9% in 2019, 2.6% in 2018 and 2.7% in 2017.
See Note 3 for further information.
AROs — PSCo accounts for AROs under accounting guidance that requires a liability for the fair value of an ARO to be recognized in the period in which it is incurred if it can be reasonably estimated, with the offsetting associated asset retirement costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion, and the capitalized costs are depreciated over the useful life of the long-lived asset. Changes resulting from revisions to the timing or amount of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO. PSCo also recovers through rates certain future plant removal costs in addition to AROs. The accumulated removal costs for these obligations are reflected in the consolidated balance sheets as a regulatory liability.
See Note 10 for further information.
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
See Note 9 for further information.
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
See Note 10 for further information.
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
As of Dec. 31, 2019 and 2018, the allowance for bad debts was $21.0 million and $20.5 million, respectively.
Inventory — Inventory is recorded at average cost and consisted of the following:

(Millions of Dollars)	Dec. 31, 2019	Dec. 31, 2018
Inventories
Materials and supplies	$62.6	$61.9
Fuel	77.1	69.5
Natural gas	52.3	66.0
Total inventories	$192.0	$197.4

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
See Notes 8 and 9 for further information.

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
Normal Purchases and Normal Sales — PSCo enters into contracts for purchases and sales of commodities for use in its operations. At inception, contracts are evaluated to determine whether a derivative exists and/or whether an instrument may be exempted from derivative accounting if designated as a normal purchase or normal sale.
See Note 8 for further information.
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
See Note 8 for further information.
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
Alternative Revenue — Certain rate rider mechanisms (including DSM programs) qualify as alternative revenue programs. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate. When certain criteria are met, including expected collection within 24 months, revenue is recognized equal to the revenue requirement, which may include incentives and return on rate base items. Billing amounts are revised periodically for differences between total amount collected and revenue earned, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers.
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
Emission Allowances — Emission allowances are recorded at cost, including broker commission fees. The inventory accounting model is utilized for all emission allowances and sales of these allowances are included in electric revenues.
RECs — Cost of RECs that are utilized for compliance is recorded as electric fuel and purchased power expense. PSCo records that cost as a regulatory asset when the amount is recoverable in future rates.
Sales of RECs are recorded in electric revenues on a gross basis. Cost of these RECs and amounts credited to customers under margin-sharing mechanisms are recorded in electric fuel and purchased power expense.

2. Accounting Pronouncements
Recently Issued
Credit Losses — In 2016, the FASB issued Financial Instruments - Credit Losses, Topic 326 (ASC Topic 326), which changes how entities account for losses on receivables and certain other assets. The guidance requires use of a current expected credit loss model, which may result in earlier recognition of credit losses than under previous accounting standards. ASC Topic 326 is effective for interim and annual periods beginning on or after Dec. 15, 2019 and will be applied using a modified-retrospective approach, with a cumulative-effect adjustment to retained earnings as of Jan. 1, 2020. PSCo expects the impact of adoption of the new standard to include first-time recognition of expected credit losses (i.e., bad debt expense) on unbilled revenues, with the initial allowance established at Jan. 1, 2020 charged to retained earnings. Recognition of this allowance and other impacts of adoption are expected to be immaterial to the consolidated financial statements.
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
See Note 10 for leasing disclosures.

3. Plant, Property and Equipment

Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2019	Dec. 31, 2018
Property, plant and equipment, net
Electric plant	$14,361.9	$13,604.5
Natural gas plant	4,631.4	4,387.6
Common and other property	1,113.5	1,023.7
Plant to be retired (a)	259.9	321.9
CWIP	912.7	573.3
Total property, plant and equipment	21,279.4	19,911.0
Less accumulated depreciation	(5,124.4)	(4,791.0)
Property, plant and equipment, net	$16,155.0	$15,120.0

(a)
In 2018, the CPUC approved early retirement of PSCo’s Comanche Units 1 and 2 in approximately 2022 and 2025, respectively. PSCo also expects Craig Unit 1 to be retired early in 2025. Amounts are presented net of accumulated depreciation.

Joint Ownership of Generation, Transmission and Gas Facilities
Jointly owned assets as of Dec. 31, 2019:

(Millions of Dollars)	Plant in Service	Accumulated Depreciation	CWIP	Percent Owned
Electric generation:
Hayden Unit 1	$152.5	$80.9	$0.2	76%
Hayden Unit 2	149.0	70.8	0.2	37
Hayden common facilities	41.4	22.0	—	53
Craig Units 1 and 2	80.9	41.4	0.3	10
Craig common facilities	39.1	21.7	0.1	7
Comanche Unit 3	886.7	148.6	0.6	67
Comanche common facilities	28.9	3.0	0.1	82
Electric transmission:
Transmission and other facilities	173.7	61.7	0.9	Various
Gas transmission:
Rifle, CO to Avon, CO	22.2	7.4	—	60
Gas transmission compressor	8.5	1.0	—	50
Total	$1,582.9	$458.5	$2.4

PSCo’s share of operating expenses and construction expenditures is included in the applicable utility accounts. Respective owners are responsible for providing their own financing.

4. Regulatory Assets and Liabilities
Regulatory assets and liabilities are created for amounts that regulators may allow to be collected or may require to be paid back to customers in future electric and natural gas rates. PSCo would be required to recognize the write-off of regulatory assets and liabilities in net income or other comprehensive income if changes in the utility industry no longer allow for the application of regulatory accounting guidance under GAAP.
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2019		Dec. 31, 2018
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$22.7	$493.6	$26.1	$559.0
Depreciation differences		One to twelve years	14.6	139.6	17.5	107.0
Net AROs (a)	1, 10	Plant lives	—	119.0	—	98.9
Recoverable deferred taxes on AFUDC recorded in plant		Plant lives	—	104.7	—	101.9
Excess deferred taxes — TCJA	7	Various	3.2	55.3	—	62.0
Property tax		Various	1.4	30.4	5.6	9.8
Purchased power contract costs		Term of related contract	2.1	24.3	1.7	26.3
Conservation programs (b)	1	One to two years	8.4	11.0	7.3	6.5
Gas pipeline inspection costs		One to two years	—	7.9	0.7	3.1
Losses on reacquired debt		Term of related debt	1.1	4.2	1.2	3.7
Contract valuation adjustments (c)	1, 8	Term of related contract	3.4	—	2.6	—
Recoverable purchased natural gas and electric energy costs		Less than one year	—	—	51.2	—
Other		Various	7.1	48.1	6.7	32.5
Total regulatory assets			$64.0	$1,038.1	$120.6	$1,010.7

(a)	Includes amounts recorded for future recovery of AROs.

(b)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

(c)	Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2019		Dec. 31, 2018
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$4.8	$1,403.2	$0.8	$1,441.6
Plant removal costs	1, 10	Plant lives	—	350.8	—	344.4
Effects of regulation on employee benefit costs (b)		Various	—	183.2	—	126.9
Renewable resources and environmental initiatives		Various	—	44.9	—	54.0
ITC deferrals (c)	1	Various	—	26.1	—	27.5
Deferred electric, natural gas and steam production costs		Less than one year	7.7	—	7.2	—
Conservation programs (d)	1	Less than one year	30.2	—	29.8	—
Other		Various	26.5	28.6	29.5	27.1
Total regulatory liabilities (e)			$69.2	$2,036.8	$67.3	$2,021.5

(a)	Includes the revaluation of recoverable/regulated plant ADIT and revaluation impact of non-plant ADIT due to the TCJA.

(b)	Includes regulatory amortization and certain 2018 TCJA benefits approved by the CPUC to offset the prepaid pension asset.

(c)	Includes impact of lower federal tax rate due to the TCJA.

(d)	Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

(e)	Revenue subject to refund of $16.2 million for 2018 was included in other current liabilities and none for 2019.
At Dec. 31, 2019 and 2018, PSCo’s regulatory assets not earning a return primarily included the unfunded portion of pension and retiree medical obligations and net AROs. In addition, PSCo’s regulatory assets included $160.0 million and $188.7 million at Dec. 31, 2019 and 2018, respectively, of past expenditures not earning a return. Amounts primarily related to funded pension obligations, property taxes, various renewable resources and certain environmental initiatives.

5. Borrowings and Other Financing Instruments
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
Money pool borrowings for PSCo were as follows:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2019	Year Ended Dec. 31
		2019	2018	2017
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	39	39	—	—
Average amount outstanding	—	7	25	—
Maximum amount outstanding	39	50	156	20
Weighted average interest rate, computed on a daily basis	1.63%	2.29%	1.93%	0.92%
Weighted average interest rate at end of period	1.63	1.63	N/A	N/A

Commercial Paper — Commercial paper borrowings for PSCo were as follows:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2019	Year Ended Dec. 31
		2019	2018	2017
Borrowing limit	$700	$700	$700	$700
Amount outstanding at period end	—	—	307	—
Average amount outstanding	—	154	55	54
Maximum amount outstanding	—	432	309	268
Weighted average interest rate, computed on a daily basis	N/A	2.67%	2.28%	1.08%
Weighted average interest rate at end of period	N/A	N/A	2.95	N/A

Letters of Credit — PSCo uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. As of Dec. 31, 2019 and 2018, there were $9 million and $10 million letters of credit outstanding, respectively under the credit facility. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of PSCo’s credit facility:

Debt-to-Total Capitalization Ratio(a)		Amount Facility May Be Increased (millions)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2019	2018
44%	46%	$100	2

(a)	The PSCo financial covenant requires that the debt-to-total capitalization ratio be less than or equal to 65%.

(b)	All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that provides PSCo will be in default on its borrowings under the facility if PSCo or any of its subsidiaries whose total assets exceed 15 percent of PSCo’s consolidated total assets, default on indebtedness in an aggregate principal amount exceeding $75 million.
If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2019, PSCo was in compliance with all financial covenants.

PSCO had the following committed credit facilities available as of Dec. 31, 2019 (millions):

Credit Facility (a)	Drawn (b)	Available
$700	$9	$691

(a)	This credit facility matures in June 2024.

(b)	Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the facility outstanding at Dec. 31, 2019 and 2018.
Long-Term Borrowings and Other Financing Instruments
Generally, property of PSCo is subject to the liens of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for PSCo as of Dec. 31 (millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2019	2018
First mortgage bonds (d)	5.13%	June 1, 2019	$—	$400
First mortgage bonds	3.20	Nov. 15, 2020	400	400
First mortgage bonds	2.25	Sept. 15, 2022	300	300
First mortgage bonds	2.50	March 15, 2023	250	250
First mortgage bonds	2.90	May 15, 2025	250	250
First mortgage bonds (b)	3.70	June 15, 2028	350	350
First mortgage bonds	6.25	Sept. 1, 2037	350	350
First mortgage bonds	6.50	Aug. 1, 2038	300	300
First mortgage bonds	4.75	Aug. 15, 2041	250	250
First mortgage bonds	3.60	Sept. 15, 2042	500	500
First mortgage bonds	3.95	March 15, 2043	250	250
First mortgage bonds	4.30	March 15, 2044	300	300
First mortgage bonds	3.55	June 15, 2046	250	250
First mortgage bonds	3.80	June 15, 2047	400	400
First mortgage bonds (b)	4.10	June 15, 2048	350	350
First mortgage bonds (a)	4.05	Sept. 15, 2049	400	—
First mortgage bonds (a)	3.20	March 1, 2050	550	—
Capital lease obligations (c)	11.20 - 14.30	2025-2060	—	145
Unamortized discount			(24)	(14)
Unamortized debt issuance cost			(41)	(33)
Current maturities			(400)	(406)
Total long-term debt			$4,985	$4,592

(a)	2019 financing.

(b)	2018 financing.

(c)
PSCo adopted ASC 842 on Jan. 1, 2019, which refers to capital leases as finance leases. Under ASC 842, the present value of future finance lease payments is included in other current liabilities and other noncurrent liabilities rather than debt.

(d)	Bond was redeemed on March 29, 2019.

Maturities of long-term debt:

(Millions of Dollars)
2020	$400
2021	—
2022	300
2023	250
2024	—

Deferred Financing Costs — Deferred financing costs of approximately $41 million and $33 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt as of Dec. 31, 2019 and 2018, respectively. PSCo is amortizing these financing costs over the remaining maturity periods of the related debt.
Capital Stock — PSCo has authorized the issuance of preferred stock.

Preferred Shares Authorized	Par Value	Preferred Shares Outstanding
10,000,000	$0.01	—

Dividend Restrictions — PSCo’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,005.5	$750.1	$11.2	$1,766.8
C&I	1,579.5	281.2	27.7	1,888.4
Other	50.0	—	—	50.0
Total retail	2,635.0	1,031.3	38.9	3,705.2
Wholesale	166.5	—	—	166.5
Transmission	51.7	—	—	51.7
Other	31.8	107.3	—	139.1
Total revenue from contracts with customers	2,885.0	1,138.6	38.9	4,062.5
Alternative revenue and other	148.0	22.3	4.4	174.7
Total revenues	$3,033.0	$1,160.9	$43.3	$4,237.2

	Year Ended Dec. 31, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$991.2	$606.5	$10.7	$1,608.4
C&I	1,560.6	223.5	25.3	1,809.4
Other	47.6	—	0.1	47.7
Total retail	2,599.4	830.0	36.1	3,465.5
Wholesale	174.6	—	—	174.6
Transmission	54.2	—	—	54.2
Other	54.9	84.0	—	138.9
Total revenue from contracts with customers	2,883.1	914.0	36.1	3,833.2
Alternative revenue and other	148.1	100.6	4.3	253.0
Total revenues	$3,031.2	$1,014.6	$40.4	$4,086.2

7. Income Taxes

Federal Tax Reform — In 2017, the TCJA was signed into law. The key provisions impacting Xcel Energy (which includes PSCo), generally beginning in 2018, included:

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

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of Dec. 31, 2019, the case has been forwarded to the Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In the fourth quarter of 2018, the IRS began an audit of tax years 2014 - 2016. As of Dec. 31, 2019 no adjustments have been proposed.
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2019	Dec. 31, 2018
Unrecognized tax benefit — Permanent tax positions	$7.4	$5.4
Unrecognized tax benefit — Temporary tax positions	4.6	4.9
Total unrecognized tax benefit	$12.0	$10.3

Changes in unrecognized tax benefits:

(Millions of Dollars)	2019	2018	2017
Balance at Jan. 1	$10.3	$10.1	$19.7
Additions based on tax positions related to the current year	1.4	1.1	1.9
Reductions based on tax positions related to the current year	(0.2)	(0.3)	(1.5)
Additions for tax positions of prior years	0.5	0.4	4.4
Reductions for tax positions of prior years	—	(0.1)	(14.4)
Settlements with taxing authorities	—	(0.9)	—
Balance at Dec. 31	$12.0	$10.3	$10.1

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2019	Dec. 31, 2018
NOL and tax credit carryforwards	$(8.3)	$(5.6)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $5.0 million and $2.0 million for Dec. 31, 2019 and Dec. 31, 2018, respectively.

As the IRS Appeals and federal audit progress and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $8.7 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2019	2018	2017
Payable for interest related to unrecognized tax benefits at Jan. 1	$(0.7)	$(0.3)	$(1.1)
Interest (expense) income related to unrecognized tax benefits	(0.4)	(0.4)	0.8
Payable for interest related to unrecognized tax benefits at Dec. 31	$(1.1)	$(0.7)	$(0.3)

No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2019, 2018 or 2017.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset.
NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2019	2018
Federal tax credit carryforwards	$83.2	$35.0
State NOL carryforwards	388.1	484.7
State tax credit carryforwards, net of federal detriment (a)	17.6	16.9
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(8.0)	(8.9)

(a)	State tax credit carryforwards are net of federal detriment of $4.7 million and $4.5 million as of Dec. 31, 2019 and 2018, respectively.

(b)	Valuation allowances for state tax credit carryforwards were net of federal benefit of $2.1 million and $2.4 million as of Dec. 31, 2019 and 2018, respectively.
Federal carryforward periods expire between 2023 and 2039 and state carryforward periods expire between 2020 and 2033.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2019	2018 (a)	2017 (a)
Federal statutory rate	21.0%	21.0%	35.0%
State income tax on pretax income, net of federal tax effect	3.6%	3.7%	3.0%
Increases (decreases) in tax from:
Wind PTCs	(7.5)	(0.6)	—
Plant regulatory differences (b)	(3.3)	(4.5)	(1.0)
Other tax credits, net of NOL & tax credit allowances	(1.3)	(0.6)	(0.9)
Amortization of excess nonplant deferred taxes	(0.2)	(1.4)	—
Change in unrecognized tax benefits	0.3	0.1	0.2
Tax reform	—	—	(2.4)
Other, net	(0.5)	(0.6)	(0.1)
Effective income tax rate	12.1%	17.1%	33.8%

(a) Prior periods have been reclassified to conform to current year presentation.
(b) Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions and additional prepaid pension asset amortization.

Components of income tax expense for the years ended Dec. 31:

(Millions of Dollars)	2019	2018	2017
Current federal tax (benefit) expense	$(8.9)	$79.5	$40.4
Current state tax (benefit) expense	(5.0)	14.2	14.6
Current change in unrecognized tax benefit	(1.0)	(1.3)	(7.8)
Deferred federal tax expense	60.9	4.9	176.4
Deferred state tax expense	33.1	16.6	22.5
Deferred change in unrecognized tax expense	3.0	2.3	8.9
Deferred ITCs	(2.5)	(2.5)	(2.8)
Total income tax expense	$79.6	$113.7	$252.2
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2019	2018	2017
Deferred tax expense (benefit) excluding items below	$131.5	$74.8	$(1,244.7)
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(34.9)	(50.6)	1,453.1
Tax benefit (expense) allocated to other comprehensive income, net of adoption of ASU No. 2018-02, and other	0.4	(0.4)	(0.6)
Deferred tax expense	$97.0	$23.8	$207.8

Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2019	2018 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$2,039.1	$1,860.1
Regulatory assets	253.1	251.1
Operating lease assets	147.9	—
Pension expense and other employee benefits	21.5	31.1
Other	8.3	1.7
Total deferred tax liabilities	$2,469.9	$2,144.0

Deferred tax assets:
Regulatory liabilities	$327.2	$336.3
Operating lease liabilities	147.9	—
Tax credit carryforward	100.8	51.9
NOL carryforward	14.3	18.2
Rate refund	6.1	9.3
Deferred ITCs	5.6	6.3
Tax credit valuation allowances	(8.0)	(8.9)
Other	25.2	11.6
Total deferred tax assets	$619.1	$424.7
Net deferred tax liability	$1,850.8	$1,719.3

(a) Prior periods have been reclassified to conform to current year presentation.

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

•
Level 2 — Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.

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
Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of forward prices and volatilities on a valuation is evaluated and may result in Level 3 classification.
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
PSCo enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. Changes in the fair value of non-trading commodity derivative instruments are recorded in other comprehensive income or deferred as a regulatory asset or liability. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. No amounts related to the ineffectiveness of cash flow hedges were recorded for the years ended Dec. 31, 2019 and 2018.
As of Dec. 31, 2019, there were no net gains related to commodity derivative cash flow hedges recorded as a component of accumulated other comprehensive losses or related amounts expected to be reclassified into earnings during the next 12 months.
PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards and options at Dec. 31:

(Amounts in Millions) (a)(b)	2019	2018
MWh of electricity	9.3	24.4
MMBtu of natural gas	32.2	48.4

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — PSCo continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. The impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented in the consolidated balance sheets.
PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Dec. 31, 2019, five of PSCo’s 10 most significant counterparties for these activities, comprising $110.1 million or 78% of this credit exposure, had investment grade credit ratings from Standard & Poor’s, Moody’s or Fitch Ratings. Five of the 10 most significant counterparties, comprising $15.7 million or 11% of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Eight of these significant counterparties are municipal or cooperative electric entities, ISOs or other utilities.

Qualifying Cash Flow Hedges — Financial impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income:

(Millions of Dollars)	2019	2018	2017
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(25.3)	$(26.5)	$(22.8)
After-tax net realized losses on derivative transactions reclassified into earnings	1.2	1.2	1.0
Adoption of ASU No. 2018-02 (a)	—	—	(4.7)
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(24.1)	$(25.3)	$(26.5)

(a)	In 2017, PSCo implemented ASU No. 2018-02 related to TCJA, which resulted in reclassification of certain credit balances within net accumulated other comprehensive loss to retained earnings.
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year to date Dec. 31, 2019
Other derivative instruments
Natural gas commodity	$—	$(5.3)
Total	$—	$(5.3)

Year to date Dec. 31, 2018
Other derivative instruments
Natural gas commodity	$—	$8.0
Total	$—	$8.0

Year to date Dec. 31, 2017
Other derivative instruments
Natural gas commodity	$—	$(10.9)
Total	$—	$(10.9)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Year to date Dec. 31, 2019
Derivatives designated as cash flow hedges
Interest rate	$1.6	(a)	$—		$—
Total	$1.6		$—		$—
Other derivative instruments	.
Commodity trading	$—		$—		$3.1	(c)
Natural gas commodity	—		0.6	(d)	(3.9)	(d)
Total	$—		$0.6		$(0.8)

Year to date Dec. 31, 2018
Derivatives designated as cash flow hedges
Interest rate	$1.6	(a)	$—		$—
Total	$1.6		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3.1	(c)
Natural gas commodity	—		(4.1)	(d)	(2.9)	(d)
Total	$—		$(4.1)		$0.2

Year to date Dec. 31, 2017
Derivatives designated as cash flow hedges
Interest rate	$1.6	(a)	$—		$—
Total	$1.6		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$0.4	(c)
Natural gas commodity	—		1.9	(d)	(4.2)	(d)
Total	$—		$1.9		$(3.8)

(a)	Amounts are recorded to interest charges.

(b)	Amounts are recorded to O&M expenses.

(c)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.

(d)
Amounts for the year ended Dec. 31, 2019, 2018 and 2017 included no settlement gains or losses, $1.2 million of settlement losses and $0.4 million of settlement gains, respectively, on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset or liability, as appropriate. Remaining settlement losses for the years ended Dec. 31, 2019, 2018 and 2017 relate to natural gas operations and are recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2019, 2018 and 2017.

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

At Dec. 31, 2019 and 2018, there were no derivative instruments in a liability position with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2019 and 2018.
Recurring Fair Value Measurements — The following table presents, for each of the fair value hierarchy levels, PSCo’s derivative assets and liabilities measured at fair value on a recurring basis at Dec. 31, 2019 and 2018:

	Dec. 31, 2019						Dec. 31, 2018
	Fair Value						Fair Value
(Millions of Dollars)	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total	Level 1	Level 2	Level 3	Fair Value Total	Netting (a)	Total
Current derivative assets
Other derivative instruments:
Commodity trading	$1.9	$11.1	$0.9	$13.9	$(10.1)	$3.8	$2.3	$65.0	$0.1	$67.4	$(28.2)	$39.2
Natural gas commodity	—	3.4	—	3.4	—	3.4	—	3.4	—	3.4	—	3.4
Total current derivative assets	$1.9	$14.5	$0.9	$17.3	$(10.1)	7.2	$2.3	$68.4	$0.1	$70.8	$(28.2)	42.6
Current derivative instruments						$7.2						$42.6
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$0.4	$8.1	$1.1	$9.6	$(9.6)	$—	$—	$1.6	$—	$1.6	$(0.4)	$1.2
Total noncurrent derivative assets	$0.4	$8.1	$1.1	$9.6	$(9.6)	—	$—	$1.6	$—	$1.6	$(0.4)	1.2
Noncurrent derivative instruments						$—						$1.2
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1.7	$16.7	$—	$18.4	$(13.1)	$5.3	$2.4	$64.2	$—	$66.6	$(34.7)	$31.9
Natural gas commodity	—	3.4	—	3.4	—	3.4	—	—	—	—	—	—
Total current derivative liabilities	$1.7	$20.1	$—	$21.8	$(13.1)	8.7	$2.4	$64.2	$—	$66.6	$(34.7)	31.9
PPAs (b)						—						2.7
Current derivative instruments						$8.7						$34.6
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$0.4	$47.0	$14.7	$62.1	$(9.6)	$52.5	$—	$1.1	$—	$1.1	$(0.5)	$0.6
Total noncurrent derivative liabilities	$0.4	$47.0	$14.7	$62.1	$(9.6)	52.5	$—	$1.1	$—	$1.1	$(0.5)	0.6
Noncurrent derivative instruments						$52.5						$0.6

(a)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2019 and 2018. At both Dec. 31, 2019 and 2018, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2019 and 2018, derivative assets and liabilities include the rights to reclaim cash collateral of $3.0 million and $6.5 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

(b)
During 2006, PSCo qualified these contracts under the normal purchase exception. Based on this qualification, the contracts are no longer adjusted to fair value and the previous carrying value of these contracts will be amortized over the remaining contract lives along with the offsetting regulatory assets and liabilities.

There were $10.9 million of losses, $0.1 million of gains and immaterial gains recognized in earnings for the years ended Dec. 31, 2019, 2018 and 2017, respectively, for Level 3 commodity trading derivatives.
PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2019, 2018 and 2017.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2019		2018
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,384.7	$6,039.3	$4,997.6	$5,123.2

Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2019 and 2018, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits

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
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives that were participants in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions attributable to PSCo funded by PSCo’s consolidated operating cash flows. The total obligations of the SERP and nonqualified plan as of Dec. 31, 2019 and 2018 were $39 million and $33 million, respectively, of which $3 million was attributable to PSCo in both years. Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $4 million in 2019 and 2018, respectively, of which $1 million was attributable to PSCo.
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

Pension cost determination assumes a forecasted mix of investment types over the long term.

•	Investment returns in 2019 were above the assumed level of 6.84%;

•	Investment returns in 2018 were below the assumed level of 6.84%;

•	Investment returns in 2017 were above the assumed level of 6.84%; and

•	In 2020, PSCo’s expected investment-return assumption is 6.84%.
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
Plan Assets
For each of the fair value hierarchy levels, PSCo’s pension plan assets measured at fair value:

	Dec. 31, 2019 (a)					Dec. 31, 2018 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$45.6	$—	$—	$—	$45.6	$53.0	$—	$—	$—	$53.0
Commingled funds	497.0	—	—	355.3	852.3	316.2	—	—	326.1	642.3
Debt securities	—	241.2	1.5	—	242.7	—	242.3	—	—	242.3
Equity securities	29.7	—	—	—	29.7	35.2	—	—	—	35.2
Other	(41.3)	1.7	—	(6.9)	(46.5)	0.6	2.0	—	(9.9)	(7.3)
Total	$531.0	$242.9	$1.5	$348.4	$1,123.8	$405.0	$244.3	$—	$316.2	$965.5

(a)	See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, PSCo’s proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2019 (a)					Dec. 31, 2018 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$20.3	$—	$—	$—	$20.3	$17.0	$—	$—	$—	$17.0
Insurance contracts	—	45.4	—	—	45.4	—	40.2	—	—	40.2
Commingled funds	61.9	—	—	68.0	129.9	118.7	—	—	35.8	154.5
Debt securities	—	203.4	1.0	—	204.4	—	159.7	—	—	159.7
Equity securities	—	—	—	—	—	—	—	—	—	—
Other	—	0.5	—	—	0.5	—	0.7	—	—	0.7
Total	$82.2	$249.3	$1.0	$68.0	$400.5	$135.7	$200.6	$—	$35.8	$372.1

(a)	See Note 8 for further information on fair value measurement inputs and methods.
Immaterial assets were transferred in or out of Level 3 for 2019. No assets were transferred in or out of Level 3 for 2018.

Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for Xcel Energy are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2019	2018	2019	2018
Change in Benefit Obligation:
Obligation at Jan. 1	$1,229.3	$1,334.2	$376.5	$429.2
Service cost	25.6	29.0	0.5	0.7
Interest cost	51.6	47.3	15.6	15.0
Plan amendments	—	—	—	—
Actuarial loss (gain)	108.2	(96.5)	12.7	(40.6)
Plan participants’ contributions	—	—	6.6	6.5
Medicare subsidy reimbursements	—	—	1.6	0.9
Benefit payments	(84.9)	(84.7)	(33.5)	(35.2)
Obligation at Dec. 31	$1,329.8	$1,229.3	$380.0	$376.5
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$965.5	$1,079.4	$372.1	$406.4
Actual return on plan assets	197.4	(50.9)	51.0	(11.1)
Employer contributions	45.8	21.7	4.3	5.5
Plan participants’ contributions	—	—	6.6	6.5
Benefit payments	(84.9)	(84.7)	(33.5)	(35.2)
Fair value of plan assets at Dec. 31	$1,123.8	$965.5	$400.5	$372.1
Funded status of plans at Dec. 31	$(206.0)	$(263.8)	$20.5	$(4.4)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Noncurrent liabilities	(206.0)	(263.8)	20.5	(4.4)
Net amounts recognized	$(206.0)	$(263.8)	$20.5	$(4.4)
Significant Assumptions Used to Measure Benefit Obligations:
Discount rate for year-end valuation	3.49%	4.31%	3.47%	4.32%
Expected average long-term increase in compensation level	3.75	3.75	N/A	N/A
Mortality table	Pri-2012	RP-2014	Pri-2012	RP-2014
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.00%	6.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.10%	5.30%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	3	4

Accumulated benefit obligation for the pension plan was $1,267.2 million and $1,183.3 million as of Dec. 31, 2019 and 2018, respectively.
Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit) other than the service cost component is included in other income in the consolidated statement of income.
Components of net periodic benefit cost (credit) and the amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2019	2018	2017	2019	2018	2017
Service cost	$25.6	$29.0	$27.3	$0.5	$0.7	$0.7
Interest cost	51.6	47.3	50.6	15.6	15.0	16.8
Expected return on plan assets	(68.5)	(68.5)	(68.5)	(18.9)	(22.7)	(21.9)
Amortization of prior service credit	(3.4)	(3.4)	(3.2)	(5.4)	(6.2)	(6.2)
Amortization of net loss	25.4	31.2	28.3	2.9	4.0	3.8
Settlement charge (a)	3.2	4.5	—	—	—	—
Net periodic pension cost (credit)	33.9	40.1	34.5	(5.3)	(9.2)	(6.8)
Costs (credits) not recognized due to effects of regulation	3.5	(3.9)	(2.7)	1.2	1.8	—
Net benefit cost (credit) recognized for financial reporting	$37.4	$36.2	$31.8	$(4.1)	$(7.4)	$(6.8)
Significant Assumptions Used to Measure Costs:
Discount rate	4.31%	3.63%	4.13%	4.32%	3.62%	4.13%
Expected average long-term increase in compensation level	3.75	3.75	3.75	N/A	N/A	N/A
Expected average long-term rate of return on assets	6.84	6.84	6.84	4.50	5.30	5.80

(a)
A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2019 and 2018, as a result of lump-sum distributions during the 2019 and 2018 plan years, PSCo recorded a total pension settlement charge of $3.2 million and $4.5 million in 2019 and 2018. A total of $0.1 million and $0.2 million of that amount was recorded in the income statement in 2019 and 2018, respectively.

Pension costs include an expected return impact for the current year that may differ from actual investment performance in the plan. Return assumption used for 2020 pension cost calculations is 6.84%.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2019	2018	2019	2018
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$481.5	$530.8	$44.6	$66.9
Prior service credit	(3.8)	(7.2)	(9.9)	(15.3)
Total	$477.7	$523.6	$34.7	$51.6
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$22.3	$25.8		$—
Noncurrent regulatory assets	452.1	497.5	34.7	51.6
Deferred income taxes	0.8	0.1	—	—
Net-of-tax accumulated other comprehensive income	2.5	0.2	—	—
Total	$477.7	$523.6	$34.7	$51.6

Measurement date	Dec. 31, 2019	Dec. 31, 2018	Dec. 31, 2019	Dec. 31, 2018

Cash Flows — Cash funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the funding requirements of income tax and other pension-related regulations. Required contributions were made in 2017 - 2020 to meet minimum funding requirements. Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:

•	$150 million in January 2020, of which $50 million was attributable to PSCo;

•	$154 million in 2019, of which $46 million was attributable to PSCo;

•	$150 million in 2018, of which $22 million was attributable to PSCo; and

•	$162 million in 2017, of which $18 million was attributable to PSCo.
The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations, when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities.
Xcel Energy expects to contribute approximately $10 million during 2020, of which amounts attributable to PSCo will be zero.
Xcel Energy, which includes PSCo, contributed:

•	$15 million during 2019, of which $4 million was attributable to PSCo;

•	$11 million during 2018, of which $5 million was attributable to PSCo; and

•	$20 million during 2017, of which $5 million was attributable to PSCo.

Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2019	2018	2019	2018
Domestic and international equity securities	37%	35%	15%	18%
Long-duration fixed income securities	30	32	—	—
Short-to-intermediate fixed income securities	14	16	72	70
Alternative investments	17	15	9	8
Cash	2	2	4	4
Total	100%	100%	100%	100%

Plan Amendments — The Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South), which includes PSCo, were amended in 2017 to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
In 2018, the PSCo postretirement plan was amended to add the 5% cash balance formula.
In 2019, there were no plan amendments made which affected the projected benefit obligation.
Projected Benefit Payments
PSCo’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2020	$82.0	$30.5	$1.9	$28.6
2021	81.9	30.3	2.0	28.3
2022	82.3	29.8	2.1	27.7
2023	82.7	29.4	2.2	27.2
2024	82.4	28.8	2.2	26.6
2025-2029	402.9	129.9	12.1	117.8

Defined Contribution Plans
Xcel Energy, which includes PSCo, maintains 401(k) and other defined contribution plans that cover most employees. Total expense to these plans for PSCo was approximately $11 million in 2019 and 2018, respectively, and $10 million in 2017.

10. Commitments and Contingencies

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
Management may be unable to estimate an amount or range of a reasonably possible loss in certain situations, including when (1) the damages sought are indeterminate, (2) the proceedings are in the early stages, or (3) the matters involve novel or unsettled legal theories. In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate the ultimate liabilities, if any, arising from such current proceedings would have a material effect on PSCo’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
Gas Trading Litigation — e prime is a wholly owned subsidiary of Xcel Energy Inc. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003. Multiple lawsuits involving multiple plaintiffs seeking monetary damages were commenced against e prime and its affiliates, including Xcel Energy, between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. Cases were all consolidated in the U.S. District Court in Nevada.
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

This claim is similar to the arguments previously raised by the DRC. PSCo filed a motion to dismiss this claim, which was granted in May 2018. The DRC subsequently filed an appeal to the Colorado Court of Appeals. In November 2019, the Colorado Court of Appeals issued an opinion affirming dismissal of the lawsuit based upon lack of subject matter jurisdiction. The Colorado Court of Appeals did not address the second issue based upon issue preclusion. Finally, the Colorado Court of Appeals remanded the case to the Boulder District Court to consider PSCo’s request for an award of costs, which it concluded does not include attorneys’ fees. The DRC did not file a petition for a Writ of Certiorari to the Colorado Supreme Court by the Dec. 26, 2019 deadline effectively terminating this litigation.
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
PSCo has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — PSCo’s operations are subject to federal and state laws that impose requirements for handling, storage, treatment and disposal of solid waste. Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. Currently, PSCo has six regulated ash units in operation.
PSCo is conducting groundwater sampling and, where appropriate, initiating the assessment of corrective measures and evaluating whether corrective action is required at any CCR landfills or surface impoundments. In 2019, groundwater monitoring consistent with the CCR Rule was conducted. Statistically significant increase above background concentration was detected at four locations. Subsequently, assessment monitoring samples were collected, and PSCo is evaluating the results to determine whether corrective action is required. Until PSCo completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.

In August 2018, the United States Court of Appeals for the District of Columbia Circuit ruled that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. In November 2019, the EPA proposed rules in response to this decision that, if finalized in their current form, may require PSCo to expedite closure of one coal ash impoundment.
Closure costs for existing impoundments are included in the calculation of the ARO liability.
See Note 10 for further information.
Federal CWA WOTUS Rule — In 2015, the EPA and U.S. Army Corps of Engineers published a final rule that significantly broadened the scope of waters under the CWA that are subject to federal jurisdiction, referred to as “WOTUS”. In 2019, the EPA repealed the 2015 rule and published a draft replacement rule. Until a final rule is issued, PSCo cannot estimate potential impacts, but anticipates costs will be recoverable through regulatory mechanisms.
Federal CWA ELG — In 2015, the EPA issued a final ELG rule for power plants that discharge treated effluent to surface waters as well as utility-owned landfills that receive CCRs. In 2017, the EPA delayed the compliance date for flue gas desulfurization wastewater and bottom ash transport until November 2020. After 2020, PSCo estimates that ELG compliance will cost approximately $1.5 million to complete. The EPA, however, is conducting a rulemaking process to revise certain effluent limitations and pretreatment standards, which may impact compliance costs. PSCo anticipates these costs will be fully recoverable through regulatory mechanisms.
Federal CWA Section 316(b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. PSCo estimates the likely cost for complying with impingement and entrainment requirements is immaterial. PSCo anticipates these costs will be fully recoverable through regulatory mechanisms.
Environmental Requirements — Air
Regional Haze Rules — The regional haze program requires sulfur dioxide, nitrogen oxide and particulate matter emission controls at power plants to reduce visibility impairment in national parks and wilderness areas. The program includes reasonable further progress. The requirements of the first regional haze plans developed by Colorado have been approved and implemented.

AROs — AROs have been recorded for PSCo’s assets.
PSCo’s AROs were as follows:

	2019
(Millions of Dollars)	Jan. 1, 2019	Accretion	Cash Flow Revisions (a)	Dec. 31, 2019 (b)
Electric
Steam, hydro and other production	$102.2	$4.9	$(7.3)	$99.8
Wind	14.5	0.8	1.1	16.4
Distribution	13.4	0.6	—	14.0
Miscellaneous	3.2	—	(3.2)	—
Natural gas
Transmission and distribution	200.9	8.9	(19.4)	190.4
Miscellaneous	4.0	0.1	(1.2)	2.9
Common
Miscellaneous	0.5	—	—	0.5
Total liability	$338.7	$15.3	$(30.0)	$324.0

(a)
In 2019, AROs were revised for changes in timing and estimates of cash flows. Changes in gas transmission and distribution AROs were primarily related to increased gas line mileage and number of services, which were more than offset by decreased inflation rates. Changes in steam, hydro, and other production AROs primarily related to the cost estimates to remediate ponds at production facilities.

(b)	There were no ARO amounts incurred or settled in 2019.

	2018
(Millions of Dollars)	Jan. 1, 2018	Amounts Incurred (a)	Amounts Settled (b)	Accretion	Cash Flow Revisions (c)	Dec. 31, 2018
Electric
Steam, hydro and other production	$103.2	$—	$(7.1)	$4.7	$1.4	$102.2
Wind	2.1	12.3	—	0.1	—	14.5
Distribution	7.9	—	—	0.3	5.2	13.4
Miscellaneous	1.4	—	(0.1)	0.1	1.8	3.2
Natural gas
Transmission and distribution	228.9	—	—	9.3	(37.3)	200.9
Miscellaneous	3.9	—	—	0.1	—	4.0
Common
Miscellaneous	0.4	—	—	0.1	—	0.5
Total liability	$347.8	$12.3	$(7.2)	$14.7	$(28.9)	$338.7

(a)	Amounts incurred related to the Rush Creek wind farm, which was placed in service in 2018.

(b)	Amounts settled related to closure of certain ash containment facilities.

(c)
In 2018, AROs were revised for changes in timing and estimates of cash flows. Changes in gas transmission and distribution AROs were primarily related to increased gas line mileage and number of services, which were more than offset by increased discount rates. Changes in electric distribution AROs were primarily related to increased labor costs.

Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of PSCo’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2019. Therefore, an ARO has not been recorded for these facilities.

Removal Costs — PSCo records a regulatory liability for the plant removal costs that are recovered currently in rates. Removal costs have accumulated based on varying rates as authorized by the appropriate regulatory entities. PSCo has estimated the amount of removal costs accumulated through historic depreciation expense based on current factors used in the existing depreciation rates. Removal costs as of Dec. 31, 2019 and 2018 were $350.8 million and $344.4 million, respectively.
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
ROU assets represent PSCo's rights to use leased assets. Starting in 2019, the present value of future operating lease payments is recognized in current and noncurrent operating lease liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as operating lease ROU assets.
Most of PSCo’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate (weighted-average of 4.1%). PSCo has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2019
PPAs	$585.1
Other	68.7
Gross operating lease ROU assets	653.8
Accumulated amortization	(79.8)
Net operating lease ROU assets	$574.0

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
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases.

Finance lease ROU assets:

(Millions of Dollars)	Dec. 31, 2019	Dec. 31, 2018
Gas storage facilities	$200.5	$200.5
Gas pipeline	20.7	20.7
Gross finance lease ROU assets	221.2	221.2
Accumulated amortization	(82.4)	(76.2)
Net finance lease ROU assets	$138.8	$145.0

Components of lease expense:

(Millions of Dollars)	2019	2018	2017
Operating leases
PPA capacity payments	$98.0	$96.6	$96.1
Other operating leases (a)	14.4	14.0	12.5
Total operating lease expense (b)	$112.4	$110.6	$108.6
Finance leases
Amortization of ROU assets	$6.2	$5.6	$5.3
Interest expense on lease liability	18.7	19.5	20.3
Total finance lease expense	$24.9	$25.1	$25.6

(a)	Includes short-term lease expense of $1.3 million, $1.5 million and $1.0 million for 2019, 2018 and 2017, respectively.

(b)
PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating and finance leases as of Dec. 31, 2019:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2020	$95.9	$13.2	$109.1	$24.8
2021	96.4	12.6	109.0	23.6
2022	82.6	11.6	94.2	20.5
2023	70.0	10.9	80.9	20.3
2024	62.6	11.0	73.6	20.1
Thereafter	226.0	18.1	244.1	399.7
Total minimum obligation	633.5	77.4	710.9	509.0
Interest component of obligation	(95.0)	(12.5)	(107.5)	(370.2)
Present value of minimum obligation	$538.5	$64.9	603.4	138.8
Less current portion			(85.8)	(6.9)
Noncurrent operating and finance lease liabilities			$517.6	$131.9

Weighted-average remaining lease term in years			7.9	38.7

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2032.

Commitments under operating and finance leases as of Dec. 31, 2018:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2019	$95.5	$10.8	$106.3	$24.9
2020	95.9	10.7	106.6	24.8
2021	96.4	9.5	105.9	23.6
2022	82.6	8.4	91.0	20.5
2023	70.0	8.1	78.1	20.3
Thereafter	288.6	53.4	342.0	420.4
Total minimum obligation				534.5
Interest component of obligation				(389.5)
Present value of minimum obligation				$145.0

(a)	Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.

(b)	PPA operating leases contractually expire at various dates through 2032.
PPAs and Fuel Contracts
Non-Lease PPAs — PSCo has entered into PPAs with other utilities and energy suppliers with various expiration dates through 2034 for purchased power to meet system load and energy requirements and operating reserve obligations. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs accounted for as executory contracts contain minimum energy purchase commitments.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $12.0 million, $20.9 million and $25.2 million in 2019, 2018 and 2017, respectively.
Capacity and energy payments are contingent on the IPP meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2019, the estimated future payments for capacity that PSCo is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity
2020	$3.2
2021	3.2
2022	3.2
2023	3.2
2024	3.2
Thereafter	10.4
Total	$26.4

Fuel Contracts — PSCo has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2020 and 2060. PSCo is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2019:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2020	$155.7	$287.3	$116.0
2021	66.6	252.7	113.3
2022	44.1	102.5	113.4
2023	22.4	52.6	65.7
2024	22.9	2.9	35.0
Thereafter	71.3	—	537.7
Total	$383.0	$698.0	$981.1

VIEs
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
PSCo evaluated each of these VIEs for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. PSCo had approximately 1,442 MW and 1,571 MW of capacity under long-term PPAs at Dec. 31, 2019 and 2018, respectively, with entities that have been determined to be VIEs. These agreements have expiration dates through 2032.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges		Defined Benefit and Postretirement Items		Total
Accumulated other comprehensive loss at Jan. 1	$(25.3)		$(0.2)		$(25.5)
Other comprehensive loss before reclassifications (net of taxes of $0 and $0.1, respectively)	—		0.4		0.4
Losses (gains) reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.4 and $0, respectively)	1.2	(a)	—		1.2
Amortization of net actuarial gains (net of taxes of $0 and $(0.9), respectively)	—		(2.7)	(b)	(2.7)
Net current period other comprehensive income (loss)	1.2		(2.3)		(1.1)
Accumulated other comprehensive loss at Dec. 31	$(24.1)		$(2.5)		$(26.6)

(a)	Included in interest charges.

(b)	Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

	2018
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges		Defined Benefit and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(26.5)		$(0.2)	$(26.7)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.4 and $0, respectively)	1.2	(a)	—	1.2
Net current period other comprehensive income	1.2		—	1.2
Accumulated other comprehensive loss at Dec. 31	$(25.3)		$(0.2)	$(25.5)

(a)	Included in interest charges.

12. Segments and Related Information
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
PSCo presents Other, which includes operating segments, with revenues below the necessary quantitative thresholds. Those operating segments primarily includes steam revenue, appliance repair services and nonutility real estate activities.
Asset and capital expenditure information is not provided for PSCo’s reportable segments because as an integrated electric and natural gas utility, PSCo operates significant assets that are not dedicated to a specific business segment, and reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations, which may not necessarily reflect the assets that would be required for the operation of the business segments on a stand-alone basis.
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

PSCo’s segment information:

(Millions of Dollars)	2019	2018	2017
Regulated Electric
Operating revenues (a)	$3,033.0	$3,031.2	$3,003.8
Intersegment revenues	0.4	0.3	0.3
Total operating revenue	$3,033.4	$3,031.5	$3,004.1
Depreciation and amortization	454.9	415.6	353.6
Interest charges and financing costs	173.7	142.3	138.6
Income tax expense	45.0	103.0	243.6
Net income	464.9	428.6	370.6
Regulated Natural Gas
Operating revenues (a)	$1,160.9	$1,014.6	$995.2
Intersegment revenues	0.4	0.6	0.4
Total operating revenue	$1,161.3	$1,015.2	$995.6
Depreciation and amortization	141.4	140.6	113.2
Interest charges and financing costs	49.7	42.9	40.2
Income tax expense	32.6	13.1	18.4
Net income	119.4	121.4	107.8
All Other
Operating revenues (a)	$43.3	$40.4	$43.5
Depreciation and amortization	6.1	4.9	4.7
Interest charges and financing costs	0.8	0.5	0.5
Income tax (benefit)	2.0	(2.4)	(9.8)
Net (loss) income	(6.5)	1.7	15.7

Consolidated Total
Operating revenues (a)	$4,238.0	$4,087.1	$4,043.2
Intersegment revenues	(0.8)	(0.9)	(0.7)
Total operating revenue	$4,237.2	$4,086.2	$4,042.5
Depreciation and amortization	602.4	561.1	471.5
Interest charges and financing costs	224.2	185.7	179.3
Income tax expense	79.6	113.7	252.2
Net income	577.8	551.7	494.1

(a)	Operating revenues include $4.5 million, $4.4 million and $5.9 million of intercompany revenue for the years ended Dec. 31, 2019, 2018 and 2017, respectively. See Note 13 for further information.

13. Related Party Transactions
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
Xcel Energy Inc., NSP-Minnesota, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.

Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2019	2018	2017
Operating revenues:
Electric	$—	$—	$1.4
Other	4.5	4.4	4.5
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	531.9	518.7	485.1
Interest expense	0.4	—	—
Interest income	0.2	—	—

Accounts receivable and payable with affiliates at Dec. 31:

	2019		2018
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$18.8	$—	$17.9	$—
NSP-Wisconsin	—	0.2	—	0.2
SPS	0.4	—	0.7	—
Other subsidiaries of Xcel Energy Inc.	33.5	43.7	62.2	45.8
	$52.7	$43.9	$80.8	$46.0

14. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Millions of Dollars)	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Operating revenues	$1,223.0	$910.0	$1,044.3	$1,059.9
Operating income	209.9	162.7	284.3	199.9
Net income	138.8	101.5	204.5	133.0

	Quarter Ended
(Millions of Dollars)	March 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018
Operating revenues	$1,073.3	$911.9	$1,060.7	$1,040.3
Operating income (a)	206.9	189.3	276.9	119.5
Net income	133.7	122.3	207.1	88.6

(a)	In 2018, PSCo implemented ASU No. 2017-07 related to net periodic benefit cost, which resulted in retrospective reclassification of pension costs from O&M expense to other income.

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

As of Dec. 31, 2019, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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
During the year and in preparation for issuing its report for the year ended Dec. 31, 2019 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, PSCo conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, PSCo did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in PSCo’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
This annual report does not include an attestation report of PSCo’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by PSCo’s independent registered public accounting firm pursuant to the rules of the SEC that permit PSCo to provide only management’s report in this annual report.

Item 9B — Other Information
None.
PART III
Items 10, 11, 12 and 13 of Part III of Form 10-K have been omitted from this report for PSCo in accordance with conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly-owned subsidiaries.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2020 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 6, 2020. Such information set forth under such heading is incorporated herein by this reference hereto.
PART IV

ITEM 15 — EXHIBITS, FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2019.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For the three years ended Dec. 31, 2019, 2018 and 2017.
Consolidated Statements of Comprehensive Income — For the three years ended Dec. 31, 2019, 2018 and 2017.
Consolidated Statements of Cash Flows — For the three years ended Dec. 31, 2019, 2018 and 2017.
Consolidated Balance Sheets — As of Dec. 31, 2019 and 2018.
Consolidated Statements of Common Stockholder’s Equity — For the three years ended Dec. 31, 2019, 2018 and 2017.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for the years ended Dec. 31, 2019, 2018 and 2017.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	001-03280	3.01
3.02*	By-Laws of PSCo as Amended and Restated on Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	001-03280	3.02
4.01*	Indenture, dated as of Oct. 1, 1993 between PSCo and Morgan Guaranty Trust Company of New York, as Trustee, providing for the issuance of First Collateral Trust Bonds	Xcel Energy Inc. Form S-3 dated April 18, 2018	001-03034	4(d)(3)
4.02*	Supplemental Indenture, dated Aug. 1, 2007 between PSCo and U.S. Bank Trust National Association, as successor Trustee, creating $350 million principal amount of 6.25% First Mortgage Bonds, Series due 2037	PSCo Form 8-K dated Aug. 8, 2007	001-03280	4.01
4.03*	Supplemental Indenture dated as of Aug. 1, 2008 between PSCo and U.S. Bank Trust National Association, as successor Trustee, creating $300 million principal amount of 5.80% First Mortgage Bonds, Series due 2018 and $300 million principal amount of 6.50% First Mortgage Bonds, Series due 2038	PSCo Form 8-K dated Aug. 6, 2008	001-03280	4.01
4.04*	Supplemental Indenture dated as of May 1, 2009 between PSCo and U.S. Bank Trust National Association, as successor Trustee, creating $400 million principal amount of 5.125% First Mortgage Bonds, Series due 2019	PSCo Form 8-K dated May 28, 2009	001-03280	4.01
4.05*	Supplemental Indenture dated as of Nov. 1, 2010 between PSCo and U.S. Bank National Association, as successor Trustee, creating $400 million principal amount of 3.20% First Mortgage Bonds, Series due 2020	PSCo Form 8-K dated Nov. 8, 2010	001-03280	4.01
4.06*	Supplemental Indenture dated as of Aug. 1, 2011 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 4.75% First Mortgage Bonds, Series due 2041	PSCo Form 8-K dated Aug. 9, 2011	001-03280	4.01
4.07*	Supplemental Indenture dated as of Sept. 1, 2012 between PSCo and U.S. Bank National Association, as successor Trustee, creating $300 million principal amount of 2.25% First Mortgage Bonds, Series due 2022 and $500 million principal amount of 3.60% First Mortgage Bonds, Series due 2042	PSCo Form 8-K dated Sept. 11, 2012	001-03280	4.01
4.08*	Supplemental Indenture dated as of March 1, 2013 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 2.50% First Mortgage Bonds, Series due 2023 and $250 million principal amount of 3.95% First Mortgage Bonds, Series due 2043	PSCo Form 8-K dated March 26, 2013	001-03280	4.01
4.09*	Supplemental Indenture dated as of March 1, 2014 between PSCo and U.S. Bank National Association, as successor Trustee, creating $300 million principal amount of 4.30% First Mortgage Bonds, Series due 2044	PSCo Form 8-K dated March 10, 2014	001-03280	4.01
4.10*	Supplemental Indenture dated as of May 1, 2015 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 2.90% First Mortgage Bonds, Series due 2025	PSCo Form 8-K dated May 12, 2015	001-03280	4.01
4.11*	Supplemental Indenture dated as of June 1, 2016 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 3.55% First Mortgage Bonds, Series due 2046	PSCo Form 8-K dated June 13, 2016	001-03280	4.01
4.12*	Supplemental Indenture dated as of June 1, 2017 between PSCo and U.S. Bank National Association, as successor Trustee, creating $400 million principal amount of 3.80% First Mortgage Bonds, Series due 2047	PSCo Form 8-K dated June 19, 2017	001-03280	4.01
4.13*	Supplemental Indenture dated as of June 1, 2018 between PSCo and U.S. Bank National Association, as successor Trustee, creating $350 million principal amount of 3.70% First Mortgage Bonds, Series due 2028, and $350 million principal amount of 4.10% First Mortgage Bonds, Series due 2048	PSCo Form 8-K dated June 21, 2018	001-03280	4.01

4.14*	Supplemental Indenture dated as of March 1, 2019 between PSCo and U.S. Bank National Association, as successor Trustee, creating $400 million principal amount of 4.05% First Mortgage Bonds, Series due 2049	PSCo Form 8-K dated March 13, 2019	001-03280	4.01
4.15*	Supplemental Indenture dated as of August 1, 2019 between PSCo and U.S. Bank National Association, as successor Trustee, creating $550 million principal amount of 3.20% First Mortgage Bonds, Series due 2050	PSCo Form 8-K dated August 13, 2019	001-03280	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.05
10.03*+	Xcel Energy Inc. Non-Employee Directors Deferred Compensation Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.08
10.04*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	001-03034	H-1
10.05*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.17
10.06*	Proposed Settlement Agreement, excerpts, as filed with the CPUC	Xcel Energy Inc. Form 8-K dated Dec. 3, 2004	001-03034	99.02
10.07*+	First Amendment to Exhibit 10.02 dated Aug. 26, 2009	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	001-03034	10.06
10.08*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	001-03034	10.08
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	001-03034	Appendix A
10.10*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	001-03034	Appendix A
10.11*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	001-03034	10.07
10.12*+	First Amendment to Exhibit 10.11 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	001-03034	10.17
10.13*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	001-03034	10.18
10.14*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	001-03034	10.01
10.15*+	Fourth Amendment to Exhibit 10.02 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	001-03034	10.02
10.16*+	Second Amendment to Exhibit 10.11 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	001-03034	10.22
10.17*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 20, 2015	001-03034	10.02
10.18*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	001-03034	10.01
10.19*+	Third Amendment to Exhibit 10.11 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	001-03034	10.01
10.20*+	Fourth Amendment to Exhibit 10.11 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	001-03034	10.01
10.21*+	Sixth Amendment to Exhibit 10.02 dated Feb. 22, 2018	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2017	001-03034	10.30
10.22*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	001-03034	10.01
10.23*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.34
10.24*+	Form of Xcel Energy Inc. 2015 Omnibus Incentive Plan Award Agreement Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.35
10.25*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	001-03034	10.36
10.26*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	001-03034	99.03
10.27*+	Form of Xcel Energy Inc. 2015 Omnibus Incentive Award Agreement Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	001-03034	10.33
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Schema
101.CAL	XBRL Calculation

101.DEF	XBRL Definition
101.LAB	XBRL Label
101.PRE	XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Public Service Co. of Colorado and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2019	2018	2017
Balance at Jan. 1	$20.5	$19.6	$19.6
Additions charged to costs and expenses	16.5	16.4	14.3
Additions charged to other accounts (a)	5.8	4.7	4.0
Deductions from reserves (b)	(21.8)	(20.2)	(18.3)
Balance at Dec. 31	$21.0	$20.5	$19.6

(a)	Recovery of amounts previously written off.

(b)	Deductions related primarily to bad debt write-offs.

Item 16 — Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF COLORADO

Feb. 21, 2020	/s/ ROBERT C. FRENZEL
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

/s/ DAVID L. EVES
David L. Eves
Executive Vice President, Group President, Utilities and Director
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
PSCo has not sent, and does not expect to send, an annual report or proxy statement to its security holder.