Form 10-Q
period 2020-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2020-05-07
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Public Service Company of Colorado
(Exact name of registrant as specified in its charter)

Colorado	001-03280	84-0296600
(State or Other Jurisdiction of Incorporation or Organization)	(Commission File Number)	(IRS Employer Identification No.)

1800 Larimer, Suite 1100	Denver	CO			80202
(Address of Principal Executive Offices)					(Zip Code)
			(303)	571-7511
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	May 7, 2020
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by Public Service Company of Colorado (PSCo). PSCo is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the Securities and Exchange Commission (SEC). This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management

Other
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
ISO	Independent System Operators
IPP	Independent power producing entity
MDL	Multi district litigation
MGP	Manufactured gas plant
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
VIE	Variable interest entity

Measurements
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other securities filings (including PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019 and subsequent securities filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs, changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2020	2019
Operating revenues
Electric	$711.8	$741.5
Natural gas	331.5	469.1
Steam and other	13.4	12.4
Total operating revenues	1,056.7	1,223.0

Operating expenses
Electric fuel and purchased power	270.8	304.2
Cost of natural gas sold and transported	137.6	272.5
Cost of sales — steam and other	3.0	4.4
Operating and maintenance expenses	204.5	199.3
Demand side management expenses	35.6	32.1
Depreciation and amortization	156.4	146.9
Taxes (other than income taxes)	53.2	53.7
Total operating expenses	861.1	1,013.1

Operating income	195.6	209.9

Other (expense) income, net	(1.8)	1.0
Allowance for funds used during construction — equity	8.6	4.1

Interest charges and financing costs
Interest charges — includes other financing costs of $1.7, and $1.6, respectively	60.1	59.5
Allowance for funds used during construction — debt	(3.8)	(2.4)
Total interest charges and financing costs	56.3	57.1

Income before income taxes	146.1	157.9
Income tax expense	17.4	19.1
Net income	$128.7	$138.8

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2020	2019
Net income	$128.7	$138.8
Other comprehensive income
Derivative instruments:
Reclassification of loss to net income, net of tax of $0.1	0.3	0.3

Total other comprehensive income	0.3	0.3
Total comprehensive income	$129.0	$139.1
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2020	2019
Operating activities
Net income	$128.7	$138.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	157.7	148.2
Deferred income taxes	5.9	(1.2)
Amortization of investment tax credits	(0.6)	(0.6)
Allowance for equity funds used during construction	(8.6)	(4.1)
Net realized and unrealized hedging and derivative transactions	1.7	(2.6)
Changes in operating assets and liabilities:
Accounts receivable	7.8	(54.7)
Accrued unbilled revenues	75.3	32.2
Inventories	30.4	33.5
Prepayments and other	8.3	(9.3)
Accounts payable	(94.6)	(45.7)
Net regulatory assets and liabilities	42.7	93.2
Other current liabilities	32.6	42.6
Pension and other employee benefit obligations	(48.4)	(43.7)
Other, net	(5.9)	1.9
Net cash provided by operating activities	333.0	328.5

Investing activities
Utility capital/construction expenditures	(458.4)	(282.9)
Investments in utility money pool arrangement	—	(131.0)
Repayments from utility money pool arrangement	—	131.0
Net cash used in investing activities	(458.4)	(282.9)

Financing activities
Repayments of short-term borrowings, net	—	(68.0)
Borrowings under utility money pool arrangement	446.0	—
Repayments under utility money pool arrangement	(289.0)	—
Proceeds from issuance of long-term debt	—	392.6
Repayments of long-term debt	—	(400.0)
Capital contributions from parent	83.4	112.2
Dividends paid to parent	(111.5)	(91.6)
Other, net	(0.3)	—
Net cash provided by (used in) financing activities	128.6	(54.8)

Net change in cash, cash equivalents and restricted cash	3.2	(9.2)
Cash, cash equivalents and restricted cash at beginning of period	11.4	33.4
Cash, cash equivalents and restricted cash at end of period	$14.6	$24.2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(72.6)	$(65.3)
Cash received (paid) for income taxes, net	1.9	(10.7)
Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$132.1	$85.1
Inventory transfers to property, plant and equipment	8.1	6.9
Operating lease right-of-use assets	—	652.8
Allowance for equity funds used during construction	8.6	4.1
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$14.6	$11.4
Accounts receivable, net	314.9	303.9
Accounts receivable from affiliates	0.7	52.7
Accrued unbilled revenues	217.7	293.9
Inventories	153.5	192.0
Regulatory assets	76.1	64.0
Derivative instruments	5.0	7.2
Prepayments and other	51.4	55.9
Total current assets	833.9	981.0

Property, plant and equipment, net	16,629.6	16,155.0

Other assets
Regulatory assets	1,038.8	1,038.1
Operating lease right-of-use assets	553.4	574.0
Other	257.9	259.4
Total other assets	1,850.1	1,871.5
Total assets	$19,313.6	$19,007.5

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$400.0	$400.0
Borrowings under utility money pool arrangement	196.0	39.0
Accounts payable	374.2	573.3
Accounts payable to affiliates	49.9	43.9
Regulatory liabilities	104.3	69.2
Taxes accrued	268.0	202.1
Accrued interest	35.3	53.4
Dividends payable to parent	102.5	111.5
Derivative instruments	8.7	8.7
Operating lease liabilities	86.9	85.8
Other	82.6	98.8
Total current liabilities	1,708.4	1,685.7

Deferred credits and other liabilities
Deferred income taxes	1,867.8	1,850.8
Deferred investment tax credits	22.2	22.8
Regulatory liabilities	2,302.7	2,036.8
Asset retirement obligations	327.6	324.0
Derivative instruments	48.2	52.5
Customer advances	173.0	173.6
Pension and employee benefit obligations	163.1	211.9
Operating lease liabilities	495.6	517.6
Other	147.3	150.9
Total deferred credits and other liabilities	5,547.5	5,340.9

Commitments and contingencies
Capitalization
Long-term debt	4,985.7	4,984.7
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at March 31, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	4,989.4	4,939.4
Retained earnings	2,108.9	2,083.4
Accumulated other comprehensive loss	(26.3)	(26.6)
Total common stockholder’s equity	7,072.0	6,996.2
Total liabilities and equity	$19,313.6	$19,007.5
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2020 and 2019
Balance at Dec. 31, 2018	100	$—	$4,340.5	$1,983.2	$(25.5)	$6,298.2
Net income				138.8		138.8
Other comprehensive income					0.3	0.3
Dividends declared to parent				(98.8)		(98.8)
Contribution of capital by parent			50.0			50.0
Balance at March 31, 2019	100	$—	$4,390.5	$2,023.2	$(25.2)	$6,388.5

Balance at Dec. 31, 2019	100	$—	$4,939.4	$2,083.4	$(26.6)	$6,996.2
Net income				128.7		128.7
Other comprehensive income					0.3	0.3
Dividends declared to parent				(102.5)		(102.5)
Contribution of capital by parent			50.0			50.0
Adoption of ASC Topic 326				(0.7)		(0.7)
Balance at March 31, 2020	100	$—	$4,989.4	$2,108.9	$(26.3)	$7,072.0

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of PSCo and its subsidiaries as of March 31, 2020 and Dec. 31, 2019; the results of its operations, including the components of net income, comprehensive income and changes in stockholders’ equity for the three months ended March 31, 2020 and 2019; and its cash flows for the three months ended March 31, 2020 and 2019. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2020, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019, balance sheet information has been derived from the audited 2019 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2019. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2019, filed with the SEC on Feb. 21, 2020. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2019, appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
PSCo implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.7 million (after tax) to retained earnings. Other than first-time recognition of an allowance for doubtful accounts on accrued unbilled revenues, the Jan. 1, 2020, adoption of ASC Topic 326 did not have a significant impact on PSCo’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$337.4	$324.9
Less allowance for bad debts	(22.5)	(21.0)
Accounts receivable, net	$314.9	$303.9

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$62.5	$62.6
Fuel	64.4	77.1
Natural gas	26.6	52.3
Total inventories	$153.5	$192.0

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$14,449.3	$14,361.9
Natural gas plant	4,703.8	4,631.4
Common and other property	1,132.4	1,113.5
Plant to be retired (a)	216.5	259.9
Construction work in progress	1,061.7	912.7
Total property, plant and equipment	21,563.7	21,279.4
Less accumulated depreciation	(4,934.1)	(5,124.4)
Property, plant and equipment, net	$16,629.6	$16,155.0

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
Money pool borrowings for PSCo were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$250	$250
Amount outstanding at period end	196	39
Average amount outstanding	34	7
Maximum amount outstanding	208	50
Weighted average interest rate, computed on a daily basis	1.38%	2.29%
Weighted average interest rate at period end	1.15	1.63%

Commercial Paper — Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$700	$700
Amount outstanding at period end	—	—
Average amount outstanding	90	154
Maximum amount outstanding	230	432
Weighted average interest rate, computed on a daily basis	1.95%	2.67%
Weighted average interest rate at period end	N/A	N/A

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. There were $8 million and $9 million of letters of credit outstanding under the credit facility at March 31, 2020 and Dec. 31, 2019, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
Revolving Credit Facility — In order to use its commercial paper program to fulfill short‑term funding needs, PSCo must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper in an aggregate amount exceeding available capacity under this credit facility. The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
PSCo has the right to request an extension of the revolving credit facility termination date for two additional one year periods. All extension requests are subject to majority bank group approval.
At March 31, 2020, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$700	$8	$692
(a)    This credit facility expires in June 2024.
(b)    Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at March 31, 2020 and Dec. 31, 2019.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consists of the following:

	Three Months Ended March 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$237.5	$217.4	$3.1	$458.0
C&I	352.0	77.8	9.2	439.0
Other	12.2	—	—	12.2
Total retail	601.7	295.2	12.3	909.2
Wholesale	47.3	—	—	47.3
Transmission	13.4	—	—	13.4
Other	14.8	29.8	—	44.6
Total revenue from contracts with customers	677.2	325.0	12.3	1,014.5
Alternative revenue and other	34.6	6.5	1.1	42.2
Total revenues	$711.8	$331.5	$13.4	$1,056.7

	Three Months Ended March 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$245.1	$311.4	$2.5	$559.0
C&I	367.9	120.3	8.8	497.0
Other	12.5	—	—	12.5
Total retail	625.5	431.7	11.3	1,068.5
Wholesale	57.3	—	—	57.3
Transmission	13.4	—	—	13.4
Other	11.6	31.6	—	43.2
Total revenue from contracts with customers	707.8	463.3	11.3	1,182.4
Alternative revenue and other	33.7	5.8	1.1	40.6
Total revenues	$741.5	$469.1	$12.4	$1,223.0

6. Income Taxes
Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, represents, in all material respects, the current status of other income tax matters except to the extent noted below and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended March 31
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.7	3.7
(Decreases) increases in tax from:
Wind PTCs	(8.0)	(7.5)
Plant regulatory differences (a)	(4.8)	(3.9)
Other tax credits, net of NOL & tax credit allowances	(0.1)	(1.2)
Other (net)	0.1	—
Effective income tax rate	11.9%	12.1%

(a)
Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.

Federal Audits — PSCO is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Years	Expiration
2009 - 2013	September 2020
2014 - 2016	June 2021

In 2015, the IRS commenced an examination of tax years 2012 and 2013. In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. As of March 31, 2020, the case has been forwarded to Office of Appeals and Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of March 31, 2020, no adjustments have been proposed.

State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2020, PSCo’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
Unrecognized Benefits — Unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the annual ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which ultimate deductibility is highly certain but for which there is uncertainty about the timing of such deductibility. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority to an earlier period.
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$7.8	$7.4
Unrecognized tax benefit — Temporary tax positions	4.6	4.6
Total unrecognized tax benefit	$12.4	$12.0

Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(8.7)	$(8.3)

Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $5.4 million and $5.0 million for March 31, 2020 and Dec. 31, 2019, respectively.
As the IRS Appeals and federal audit progress and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $8.7 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	March 31, 2020	Dec. 31, 2019
Payable for interest related to unrecognized tax benefits at beginning of period	$(1.1)	$(0.7)
Interest expense related to unrecognized tax benefits	(0.1)	(0.4)
Payable for interest related to unrecognized tax benefits at end of period	$(1.2)	$(1.1)

No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2020 and Dec. 31, 2019.

7. Fair Value of Financial Assets and Liabilities
Fair Value Measurements
Accounting guidance for fair value measurements and disclosures provides a single definition of fair value and requires disclosures about assets and liabilities measured at fair value. A hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value is established by this guidance.

•
Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices;

•
Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs; and

•
Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.

Specific valuation methods include:
Cash equivalents — The fair values of cash equivalents are generally based on cost plus accrued interest; money market funds are measured using quoted NAV.
Interest rate derivatives — The fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.
Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable forecasts of forward prices and volatilities on a valuation is evaluated and may result in Level 3 classification.
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
At March 31, 2020, accumulated other comprehensive loss related to interest rate derivatives included $1.2 million of net losses expected to be reclassified into earnings during the next 12 months as the related hedged interest rate transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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
Commodity Derivatives — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations, as well as for trading purposes. This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale and vehicle fuel.

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
As of March 31, 2020, PSCo had no commodity contracts designated as cash flow hedges.
PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	March 31, 2020	Dec. 31, 2019
MWh of electricity	9.4	9.3
MMBtu of natural gas	50.4	32.2

(a)	Amounts are not reflective of net positions in the underlying commodities.

(b)	Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At March 31, 2020, four of PSCo’s 10 most significant counterparties for these activities, comprising $113.3 million, or 77%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Five of the 10 most significant counterparties, comprising $20.6 million, or 14%, of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $2.3 million, or 1%, of this credit exposure, had credit quality less than investment grade, based on external analysis. Eight of these significant counterparties are independent system operators, municipal or cooperative electric entities, RTOs or other utilities.
As of March 31, 2020, PSCo had no activity for natural gas commodity derivatives that were recognized in regulatory (assets) and liabilities.
The impact of derivative activity for Dec. 31, 2019, is as follows:

	Pre-Tax Fair Value Gains Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended March 31, 2019
Other derivative instruments
Natural gas commodity	$—	$3.3
Total	$—	$3.3

	Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Losses Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	0.4		—		—
Other derivative instruments
Commodity trading	—		—		(2.1)	(b)
Natural gas commodity	—		3.4	(c)	(3.4)	(c)
Total	$—		$3.4		$(5.5)

(a)	Amounts are recorded to interest charges.

(b)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(c)
Amounts for the three months ended March 31, 2020, included no settlement gain or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining derivative settlement losses for the three months ended March 31, 2020, relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2019
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	0.4		—		—
Other derivative instruments
Commodity trading	—		—		0.9	(b)
Natural gas commodity	—		(1.3)	(c)	(2.0)	(c)
Total	$—		$(1.3)		$(1.1)

(a)	Amounts are recorded to interest charges.

(b)
Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.

(c)
Amounts for the three months ended March 31, 2019, included no settlement gain or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining derivative settlement losses for the three months ended March 31, 2019, relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2020 and 2019.

Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At March 31, 2020 and Dec. 31, 2019, there were no derivative instruments in a liability position with such underlying contract provisions.

Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2020 and Dec. 31, 2019.
Recurring Fair Value Measurements — PSCo’s derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$4.7	$14.8	$0.6	$20.1	$(15.1)	$5.0	$1.9	$11.1	$0.9	$13.9	$(10.1)	$3.8
Natural gas commodity	—	—	—	—	—	—	—	3.4	—	3.4	—	3.4
Total current derivative assets	$4.7	$14.8	$0.6	$20.1	$(15.1)	$5.0	$1.9	$14.5	$0.9	$17.3	$(10.1)	$7.2
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$0.3	$6.8	$0.4	$7.5	$(7.5)	$—	$0.4	$8.1	$1.1	$9.6	$(9.6)	$—
Total noncurrent derivative assets	$0.3	$6.8	$0.4	$7.5	$(7.5)	$—	$0.4	$8.1	$1.1	$9.6	$(9.6)	$—

	March 31, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$4.1	$20.2	$—	$24.3	$(15.6)	$8.7	$1.7	$16.7	$—	$18.4	$(13.1)	$5.3
Natural gas commodity	—	—	—	—	—	—	—	3.4	—	3.4	—	3.4
Total current derivative liabilities	$4.1	$20.2	$—	$24.3	$(15.6)	$8.7	$1.7	$20.1	$—	$21.8	$(13.1)	$8.7
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$0.3	$44.9	$15.6	$60.8	$(12.6)	$48.2	$0.4	$47.0	$14.7	$62.1	$(9.6)	$52.5
Total noncurrent derivative liabilities	$0.3	$44.9	$15.6	$60.8	$(12.6)	$48.2	$0.4	$47.0	$14.7	$62.1	$(9.6)	$52.5

(a)
PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2020 and Dec. 31, 2019. At both March 31, 2020 and Dec. 31, 2019, derivative liabilities include no obligations to return cash collateral and the right to reclaim cash collateral of $5.6 million and $3.0 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

There were $1.0 million of losses and $0.7 million of gains recognized in earnings for Level 3 commodity trading derivatives in the three months ended March 31, 2020 and 2019, respectively.
PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2020 and 2019.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,385.7	$5,891.1	$5,384.7	$6,039.3

Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2020 and Dec. 31, 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits

Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7.6	$6.4	$0.1	$0.1
Interest cost (a)	11.4	12.9	3.2	3.9
Expected return on plan assets (a)	(17.6)	(17.1)	(4.4)	(4.7)
Amortization of prior service credit (a)	(0.7)	(0.8)	(1.0)	(1.4)
Amortization of net loss (a)	7.5	6.3	0.4	0.7
Net periodic benefit cost (credit)	8.2	7.7	(1.7)	(1.4)
Credits not recognized due to effects of regulation	0.6	1.9	0.6	0.3
Net benefit cost (credit) recognized for financial reporting	$8.8	$9.6	$(1.1)	$(1.1)

(a)
The components of net periodic cost other than the service cost component are included in the line item “other (expense) income, net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.

In January 2020, contributions of $150.0 million were made across four of Xcel Energy’s pension plans, of which $50.0 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2020.

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

Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado.
Arandell Corp. — In February 2019, the case was remanded back to the U.S. District Court in Wisconsin. Plaintiffs are seeking class certification. It is uncertain when the court will rule on this issue.
Xcel Energy has concluded that a loss is remote for both remaining lawsuits.
Environmental
MGP, Landfill and Disposal Sites
PSCo is cooperating with the City of Denver on an environmental investigation of the Rice Yards Site in Denver, Colorado, which had various historic industrial uses by multiple parties, including railroad, maintenance shop, scrap metal yard and MGP operations.
The area is being redeveloped into residential and commercial mixed uses, and PSCo is in discussions with the current property owner regarding legal claims related to the Rice Yards Site.
In addition to the Rice Yards Site, PSCo is currently investigating, remediating or performing post-closure actions at two other MGP, landfill or other disposal sites across its service territory.
PSCo has recognized its best estimate of costs/liabilities that will result from final resolution of these issues, however, the outcome and timing is unknown.  In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — PSCo’s operations are subject to federal and state regulations that impose requirements for handling, storage, treatment and disposal of solid waste. Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. Currently, PSCo has six regulated ash units in operation.
PSCo is conducting groundwater sampling and where appropriate, implementing assessment of corrective measures at certain CCR landfills and surface impoundments. In 2019, groundwater monitoring consistent with the CCR Rule was conducted. Statistically significant increases above background concentrations were detected at four locations. Subsequently, assessment monitoring samples were collected, and PSCo is evaluating options for corrective action at two locations. Until PSCo completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
In August 2018, the United States Court of Appeals for the District of Columbia Circuit ruled that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. In November 2019, the EPA proposed rules in response to this decision that, if finalized in their current form, may require PSCo to expedite closure of one coal ash impoundment that was not previously required to close. PSCo is pursuing options through comment on the proposed rules or some other means to allow continued operation of this impoundment until the generating units are retired in 2025, at which time the impoundment would be closed.
Closure costs for existing impoundments are included in the calculation of the asset retirement obligation liability.

VIEs
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
PSCo had approximately 1,442 MW of capacity under long-term PPAs at March 31, 2020 and Dec. 31, 2019, with entities that have been determined to be VIEs. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. Agreements have expiration dates through 2032.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(24.1)	$(2.5)	$(26.6)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1 and $0, respectively) (a)	0.3	—	0.3
Net current period other comprehensive income	0.3	—	0.3
Accumulated other comprehensive loss at March 31	$(23.8)	$(2.5)	$(26.3)

(a)	Included in interest charges.

	Three Months Ended March 31, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(25.3)	$(0.2)	$(25.5)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1 and $0, respectively) (a)	0.3	—	0.3
Net current period other comprehensive income	0.3	—	0.3
Accumulated other comprehensive loss at March 31	$(25.0)	$(0.2)	$(25.2)

(a)	Included in interest charges.

11. Segment Information
PSCo evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.

PSCo has the following reportable segments:

•
Regulated Electric — The regulated electric utility segment generates electricity which is transmitted and distributed in Colorado. This segment includes sales for resale and provides wholesale transmission service to various entities in the United States. Regulated electric utility also includes PSCo’s wholesale commodity and trading operations; and

•	Regulated Natural Gas — The regulated natural gas utility segment transports, stores and distributes natural gas in portions of Colorado.
PSCo presents Other, which includes operating segments, with revenues below the necessary quantitative thresholds. Those operating segments primarily include steam revenue, appliance repair services and nonutility real estate activities.
Asset and capital expenditure information is not provided for PSCo’s reportable segments because as an integrated electric and natural gas utility, PSCo operates significant assets that are not dedicated to a specific business segment and reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations, which may not necessarily reflect the assets that would be required for the operation of the business segments on a stand-alone basis.
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
PSCo’s segment information for the three months ended March 31:

(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues	$711.8	$741.5
Intersegment revenues	0.1	0.1
Total revenue	711.9	741.6
Net income	74.0	82.4
Regulated Natural Gas
Operating revenues	$331.5	$469.1
Intersegment revenues	(0.1)	0.1
Total revenue	331.4	469.2
Net income	52.1	59.2
All Other
Operating revenues (a)	$13.4	$12.4
Net income (loss)	2.6	(2.8)
Consolidated Total
Operating revenues (a)	$1,056.7	$1,223.2
Reconciling eliminations	—	(0.2)
Total revenue	$1,056.7	$1,223.0
Net income	128.7	138.8

(a)	Operating revenues include $1.1 million of other affiliate revenue for the three months ended March 31, 2020 and 2019.

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

Results of Operations
PSCo’s net income was approximately $128.7 million for the three months ended March 31, 2020, compared with approximately $138.8 million for the prior year. The decrease in year-to-date earnings was driven by lower natural gas margins primarily due to unfavorable weather, higher depreciation and O&M, partially offset by higher electric margin and AFUDC.
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

Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Electric revenues	$711.8	$741.5
Electric fuel and purchased power	(270.8)	(304.2)
Electric margin	$441.0	$437.3
Changes in electric margin:

(Millions of Dollars)	2020 vs. 2019
Regulatory rate outcome	$4.9
Estimated impact of weather	(2.9)
Other, net	1.7
Total increase in electric margin	$3.7
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2020	2019
Natural gas revenues	$331.5	$469.1
Cost of natural gas sold and transported	(137.6)	(272.5)
Natural gas margin	$193.9	$196.6
Changes in natural gas margin:

(Millions of Dollars)	2020 vs. 2019
Estimated impact of weather	$(4.8)
Transport sales	(1.6)
Infrastructure and integrity riders	2.8
Conservation revenue (offset in expenses)	0.9
Total decrease in natural gas margin	$(2.7)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $5.2 million, or 2.6%, for the three months ended March 31, 2020, compared with the prior year. The increase was primarily due to gas system and strategic initiative expenses. Gas system expenses increased due to damage prevention, gas and electric ticket volume, as well as increased gas emergency response expense. Strategic initiative expenses increased due to spending on customer experience transformation program and advanced grid infrastructure.
Depreciation and Amortization — Depreciation and amortization expense increased $9.5 million, or 6.5%, for the three months ended March 31, 2020, compared with the prior year. The increase was primarily due to software, electric distribution, transmission and gas plant additions, as well as increased depreciation rates resulting from the Colorado electric rate case, partially offset by a decrease in amortization of pension regulatory assets.
AFUDC, Equity and Debt — AFUDC increased $5.9 million for the three months ended March 31, 2020, compared with the prior year. The increase was primarily due to the Cheyenne Ridge wind farm.
Interest Charges — Interest charges increased $0.6 million, or 1.0%, for the three months ended March 31, 2020, compared with the prior year. The increase was primarily due to higher debt levels to fund capital investments, partially offset by lower long-term and short-term interest rates.

Income Taxes — Income tax expense decreased $1.7 million for the three months ended March 31, 2020, compared with the prior year. The decrease was primarily driven by lower pretax earnings and an increase in plant regulatory differences. ETR was 11.9% for the three months ended March 31, 2020, compared with 12.1% for the prior year, largely due to the items referenced above.
See Note 6 to the consolidated financial statements.

Public Utility Regulation
The FERC and various state and local regulatory commissions regulate PSCo. The electric and natural gas rates charged to customers of PSCo’s are approved by the FERC or the regulatory commissions in the states in which they operate.

The rates are designed to recover plant investment, operating costs and an allowed return on investment. PSCo request changes in rates for utility services through filings with governing commissions.
Changes in operating costs can affect PSCo financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital. In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact PSCo’s results of operations.
Except to the extent noted in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 7 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
CPUC
Rate Case	Natural Gas	$127	February 2020	Pending
In February 2020, PSCo filed a rate case with the CPUC seeking a net increase to retail gas rates of $126.8 million, reflecting a $144.5 million increase in base rate revenue, partially offset by $17.7 million of costs previously authorized through the Pipeline Integrity rider. The request is based on a 9.95% ROE, an equity ratio of 55.81% and a historic test year as of Sept. 30, 2019, adjusted for known and measurable differences for the 12-month period ended Sept. 30, 2020.
The procedural schedule is as follows:
•
Answer testimony - May 13, 2020;
•
Rebuttal testimony - June 8, 2020;
•
Evidentiary hearing - July 7-17, 2020;
•
Statement of position - July 31, 2020; and
•
CPUC decision is expected in the second half of 2020 and rates are anticipated to be effective in November 2020.

Rate Case	Electric	$158	May 2019	Pending
In 2019, PSCo filed a request with the CPUC seeking a net rate increase of $108.4 million, based on a requested ROE of 10.2% and an equity ratio of 55.6%.
In February 2020, the CPUC issued a written decision, resulting in an estimated $34.9 million net base rate revenue increase. The CPUC decision included a 9.3% ROE, an equity ratio of 55.61%, based on a current test year ended Aug. 31, 2019 and the implementation of decoupling in 2020 and other items. Final rates were implemented on Feb. 25, 2020. PSCo filed an application for rehearing/reconsideration, which is expected to be heard by the CPUC in the second quarter of 2020.

Rate Case Appeal	Natural Gas	N/A	April 2019	Pending
In April 2019, PSCo filed an appeal seeking judicial review of the CPUC’s prior ruling regarding PSCo’s last natural gas rate case (approved in December 2018). The appeal requested review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure not based on the actual historical test year; and use of an average rate base methodology rather than a year-end rate base methodology. In March 2020, The District Court of Denver County ruled in favor of allowing the prepaid pension assets to be included in rate base; but it upheld the CPUC treatment of the retiree medical assets and capital structure methodology. The CPUC did not appeal the decision allowing inclusion of the prepaid pension assets in rate base.

Environmental
Environmental Regulation
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans for greenhouse gas reductions from coal-fired power plants. The state plans, due to the EPA in July 2022, will evaluate and potentially require heat rate improvements at existing coal-fired plants. It is not yet known how these state plans will affect our existing coal plants, but they could require substantial additional investment, even in plants slated for retirement. PSCo believes, based on prior state commission practice, the cost of these initiatives or replacement generation would be recoverable through rates.

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

As of March 31, 2020, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors disclosed in the 2019 Form 10-K except as follows:
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. COVID-19 has not had a material impact on our first quarter results; however, we did experience a substantive drop in our sales in April. The severity of the outbreak is uncertain and we cannot ultimately predict whether it will have a material impact on our liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2019, which is incorporated herein by reference as well as other information set forth in this report, which could have a material impact on our financial condition, results of operations and cash flows.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

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

Public Service Company of Colorado

May 7, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)