Form 10-Q
period 2020-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2020-07-31
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020 or

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	July 31, 2020
Common Stock, $0.01 par value	100 shares

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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management

Other
AFUDC	Allowance for funds used during construction
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
IPP	Independent power producing entity
MDL	Multi district litigation
MGP	Manufactured gas plant
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RTO	Regional Transmission Organization
VIE	Variable interest entity

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Operating revenues
Electric	$715.4	$692.7	$1,427.2	$1,434.2
Natural gas	186.2	207.6	517.7	676.7
Steam and other	9.5	9.7	22.9	22.1
Total operating revenues	911.1	910.0	1,967.8	2,133.0

Operating expenses
Electric fuel and purchased power	258.4	240.7	529.2	544.9
Cost of natural gas sold and transported	49.8	69.9	187.4	342.4
Cost of sales — steam and other	3.0	3.9	6.0	8.4
Operating and maintenance expenses	189.3	200.3	393.8	399.5
Demand side management expenses	36.1	32.2	71.7	64.4
Depreciation and amortization	158.1	148.1	314.5	295.0
Taxes (other than income taxes)	55.4	52.2	108.6	105.9
Total operating expenses	750.1	747.3	1,611.2	1,760.5

Operating income	161.0	162.7	356.6	372.5

Other income (expense), net	1.6	(0.3)	(0.2)	0.6
Allowance for funds used during construction — equity	11.4	5.0	20.0	9.1

Interest charges and financing costs
Interest charges — includes other financing costs of $1.8, $1.6, $3.5 and $3.2, respectively	62.9	57.7	123.0	117.1
Allowance for funds used during construction — debt	(4.7)	(2.4)	(8.5)	(4.9)
Total interest charges and financing costs	58.2	55.3	114.5	112.2

Income before income taxes	115.8	112.1	261.9	270.0
Income tax expense	7.7	10.6	25.1	29.7
Net income	$108.1	$101.5	$236.8	$240.3

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Net income	$108.1	$101.5	$236.8	$240.3
Other comprehensive income
Derivative instruments:
Reclassification of loss to net income, net of tax of $0.1, $0.1, $0.2, and $0.2, respectively	0.3	0.3	0.6	0.6

Total other comprehensive income	0.3	0.3	0.6	0.6
Total comprehensive income	$108.4	$101.8	$237.4	$240.9

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2020	2019
Operating activities
Net income	$236.8	$240.3
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	316.7	297.4
Deferred income taxes	8.7	2.8
Amortization of investment tax credits	(1.2)	(1.3)
Allowance for equity funds used during construction	(20.0)	(9.1)
Provision for bad debts	10.8	6.8
Net realized and unrealized hedging and derivative transactions	(1.4)	(2.2)
Changes in operating assets and liabilities:
Accounts receivable	24.5	56.4
Accrued unbilled revenues	65.3	77.2
Inventories	20.4	16.5
Prepayments and other	6.6	0.5
Accounts payable	(83.4)	(111.8)
Net regulatory assets and liabilities	41.0	80.0
Other current liabilities	(86.1)	(94.6)
Pension and other employee benefit obligations	(46.7)	(43.5)
Other, net	(8.0)	0.5
Net cash provided by operating activities	484.0	515.9

Investing activities
Utility capital/construction expenditures	(917.6)	(632.5)
Investments in utility money pool arrangement	(366.0)	(131.0)
Repayments from utility money pool arrangement	366.0	131.0
Net cash used in investing activities	(917.6)	(632.5)

Financing activities
Repayments of short-term borrowings, net	—	(86.0)
Borrowings under utility money pool arrangement	1,311.0	58.0
Repayments under utility money pool arrangement	(1,350.0)	(8.0)
Proceeds from issuance of long-term debt	735.2	391.6
Repayments of long-term debt	—	(400.0)
Capital contributions from parent	778.4	332.2
Dividends paid to parent	(574.1)	(190.4)
Other, net	(0.3)	—
Net cash provided by financing activities	900.2	97.4

Net change in cash, cash equivalents and restricted cash	466.6	(19.2)
Cash, cash equivalents and restricted cash at beginning of period	11.4	33.4
Cash, cash equivalents and restricted cash at end of period	$478.0	$14.2

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(106.9)	$(107.4)
Cash paid for income taxes, net	(17.5)	(28.7)
Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$113.2	$113.1
Inventory transfers to property, plant and equipment	17.4	15.4
Operating lease right-of-use assets	8.2	653.4
Allowance for equity funds used during construction	20.0	9.1

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$478.0	$11.4
Accounts receivable, net	284.3	303.9
Accounts receivable from affiliates	13.0	52.7
Accrued unbilled revenues	227.7	293.9
Inventories	154.1	192.0
Regulatory assets	87.2	64.0
Derivative instruments	8.0	7.2
Prepayments and other	57.1	55.9
Total current assets	1,309.4	981.0

Property, plant and equipment, net	16,927.8	16,155.0

Other assets
Regulatory assets	1,045.5	1,038.1
Derivative instruments	0.4	—
Operating lease right-of-use assets	541.0	574.0
Other	257.1	259.4
Total other assets	1,844.0	1,871.5
Total assets	$20,081.2	$19,007.5

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$400.0	$400.0
Borrowings under utility money pool arrangement	—	39.0
Accounts payable	354.6	573.3
Accounts payable to affiliates	63.8	43.9
Regulatory liabilities	103.7	69.2
Taxes accrued	123.3	202.1
Accrued interest	55.8	53.4
Dividends payable to parent	104.6	111.5
Derivative instruments	13.2	8.7
Operating lease liabilities	91.8	85.8
Other	85.9	98.8
Total current liabilities	1,396.7	1,685.7

Deferred credits and other liabilities
Deferred income taxes	1,880.1	1,850.8
Deferred investment tax credits	21.6	22.8
Regulatory liabilities	2,299.0	2,036.8
Asset retirement obligations	329.5	324.0
Derivative instruments	47.6	52.5
Customer advances	170.6	173.6
Pension and employee benefit obligations	164.5	211.9
Operating lease liabilities	477.2	517.6
Other	152.3	150.9
Total deferred credits and other liabilities	5,542.4	5,340.9

Commitments and contingencies
Capitalization
Long-term debt	5,722.0	4,984.7
Common stock — 100 shares authorized at $0.01 par value; 100 shares outstanding at June 30, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	5,693.7	4,939.4
Retained earnings	1,752.4	2,083.4
Accumulated other comprehensive loss	(26.0)	(26.6)
Total common stockholder’s equity	7,420.1	6,996.2
Total liabilities and equity	$20,081.2	$19,007.5
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2020 and 2019
Balance at March 31, 2019	100	$—	$4,390.5	$2,023.1	$(25.2)	$6,388.4
Net income				101.5		101.5
Other comprehensive income					0.3	0.3
Dividends declared to parent				(104.9)		(104.9)
Contribution of capital by parent			227.8			227.8
Balance at June 30, 2019	100	$—	$4,618.3	$2,019.7	$(24.9)	$6,613.1

Balance at March 31, 2020	100	$—	$4,989.4	$2,108.9	$(26.3)	$7,072.0
Net income				108.1		108.1
Other comprehensive income					0.3	0.3
Dividends declared to parent				(464.6)		(464.6)
Contribution of capital by parent			704.3			704.3
Balance at June 30, 2020	100	$—	$5,693.7	$1,752.4	$(26.0)	$7,420.1

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2020 and 2019
Balance at Dec. 31, 2018	100	$—	$4,340.5	$1,983.2	$(25.5)	$6,298.2
Net income				240.3		240.3
Other comprehensive income					0.6	0.6
Dividends declared to parent				(203.8)		(203.8)
Contribution of capital by parent			277.8			277.8
Balance at June 30, 2019	100	$—	$4,618.3	$2,019.7	$(24.9)	$6,613.1

Balance at Dec. 31, 2019	100	$—	$4,939.4	$2,083.4	$(26.6)	$6,996.2
Net income				236.8		236.8
Other comprehensive income					0.6	0.6
Dividends declared to parent				(567.1)		(567.1)
Contribution of capital by parent			754.3			754.3
Adoption of ASC Topic 326				(0.7)		(0.7)
Balance at June 30, 2020	100	$—	$5,693.7	$1,752.4	$(26.0)	$7,420.1

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of PSCo and its subsidiaries as of June 30, 2020 and Dec. 31, 2019; the results of its operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and six months ended June 30, 2020 and 2019; and its cash flows for the six months ended June 30, 2020 and 2019. All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2020, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019, balance sheet information has been derived from the audited 2019 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2019. These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2019, filed with the SEC on Feb. 21, 2020. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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
PSCo implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.7 million (after tax) to retained earnings on Jan. 1, 2020. Other than first-time recognition of an allowance for doubtful accounts on accrued unbilled revenues, the Jan. 1, 2020, adoption of ASC Topic 326 did not have a significant impact on PSCo’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$308.2	$324.9
Less allowance for bad debts	(23.9)	(21.0)
Accounts receivable, net	$284.3	$303.9

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$62.8	$62.6
Fuel	67.2	77.1
Natural gas	24.1	52.3
Total inventories	$154.1	$192.0

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$14,601.5	$14,361.9
Natural gas plant	4,778.1	4,631.4
Common and other property	1,133.3	1,113.5
Plant to be retired (a)	291.5	259.9
Construction work in progress	1,251.8	912.7
Total property, plant and equipment	22,056.2	21,279.4
Less accumulated depreciation	(5,128.4)	(5,124.4)
Property, plant and equipment, net	$16,927.8	$16,155.0
(a)In 2018, the CPUC approved early retirement of PSCo’s Comanche Units 1 and 2 in approximately 2022 and 2025, respectively. PSCo also expects Craig Unit 1 to be retired early in 2025. Amounts are presented net of accumulated depreciation.

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
Money pool borrowings for PSCo were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$250	$250
Amount outstanding at period end	—	39
Average amount outstanding	94	7
Maximum amount outstanding	250	50
Weighted average interest rate, computed on a daily basis	0.92%	2.29%
Weighted average interest rate at period end	N/A	1.63%
Commercial Paper — Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$700	$700
Amount outstanding at period end	—	—
Average amount outstanding	24	154
Maximum amount outstanding	166	432
Weighted average interest rate, computed on a daily basis	0.71%	2.67%
Weighted average interest rate at period end	N/A	N/A

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. There were $8 million and $9 million of letters of credit outstanding under the credit facility at June 30, 2020 and Dec. 31, 2019, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
PSCo has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At June 30, 2020, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Outstanding (b)	Available
$700	$8	$692
(a) This credit facility expires in June 2024.
(b) Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2020 and Dec. 31, 2019.
Long-Term Borrowings
During the six months ended June 30, 2020, PSCo issued $375 million in 1.90% first mortgage bonds due Jan. 15, 2031 and $375 million of 2.70% first mortgage bonds due Jan. 15, 2051.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consists of the following:

	Three Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$243.8	$117.7	$2.8	$364.3
C&I	351.5	39.1	5.6	396.2
Other	11.7	—	—	11.7
Total retail	607.0	156.8	8.4	772.2
Wholesale	41.5	—	—	41.5
Transmission	13.8	—	—	13.8
Other	14.5	23.4	—	37.9
Total revenue from contracts with customers	676.8	180.2	8.4	865.4
Alternative revenue and other	38.6	6.0	1.1	45.7
Total revenues	$715.4	$186.2	$9.5	$911.1

	Three Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$211.5	$130.1	$2.8	$344.4
C&I	384.4	49.4	5.7	439.5
Other	11.8	—	—	11.8
Total retail	607.7	179.5	8.5	795.7
Wholesale	29.1	—	—	29.1
Transmission	11.6	—	—	11.6
Other	6.5	23.3	—	29.8
Total revenue from contracts with customers	654.9	202.8	8.5	866.2
Alternative revenue and other	37.8	4.8	1.2	43.8
Total revenues	$692.7	$207.6	$9.7	$910.0

	Six Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$481.3	$335.1	$5.9	$822.3
C&I	703.5	116.9	14.8	835.2
Other	23.9	—	—	23.9
Total retail	1,208.7	452.0	20.7	1,681.4
Wholesale	88.8	—	—	88.8
Transmission	27.2	—	—	27.2
Other	29.3	53.2	—	82.5
Total revenue from contracts with customers	1,354.0	505.2	20.7	1,879.9
Alternative revenue and other	73.2	12.5	2.2	87.9
Total revenues	$1,427.2	$517.7	$22.9	$1,967.8

	Six Months Ended June 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$456.6	$441.5	$5.3	$903.4
C&I	752.3	169.7	14.5	936.5
Other	24.3	—	—	24.3
Total retail	1,233.2	611.2	19.8	1,864.2
Wholesale	86.4	—	—	86.4
Transmission	25.0	—	—	25.0
Other	18.1	54.9	—	73.0
Total revenue from contracts with customers	1,362.7	666.1	19.8	2,048.6
Alternative revenue and other	71.5	10.6	2.3	84.4
Total revenues	$1,434.2	$676.7	$22.1	$2,133.0

6. Income Taxes
Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, represents, in all material respects, the current status of other income tax matters except to the extent noted below and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Six Months Ended June 30
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.7	3.7
(Decreases) increases in tax from:
Wind PTCs	(9.8)	(9.4)
Plant regulatory differences (a)	(4.7)	(3.4)
Other tax credits, net of NOL & tax credit allowances	(1.1)	(1.0)
Other (net)	0.5	0.1
Effective income tax rate	9.6%	11.0%
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
In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. In April 2020, Xcel Energy and Appeals reached an agreement and no material adjustments were required.
In 2018, the IRS began an audit of tax years 2014 - 2016. As of June 30, 2020, no adjustments have been proposed.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2020, PSCo’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$8.0	$7.4
Unrecognized tax benefit — Temporary tax positions	4.5	4.6
Total unrecognized tax benefit	$12.5	$12.0
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(8.1)	$(8.3)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $5.7 million and $5.0 million for June 30, 2020 and Dec. 31, 2019, respectively.
As the IRS audit progresses and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $7.6 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	June 30, 2020	Dec. 31, 2019
Payable for interest related to unrecognized tax benefits at beginning of period	$(1.1)	$(0.7)
Interest expense related to unrecognized tax benefits	(0.9)	(0.4)
Payable for interest related to unrecognized tax benefits at end of period	$(2.0)	$(1.1)
No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2020 and Dec. 31, 2019.

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
•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are highly liquid and actively traded instruments with quoted prices;
•Level 2 — Pricing inputs are other than quoted prices in active markets, but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts, or priced with models using highly observable inputs; and
•Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 are those valued with models requiring significant management judgment or estimation.
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
Interest Rate Derivatives — PSCo enters into various instruments that effectively fix the yield or price on a specified benchmark interest rate for an anticipated debt issuance for a specific period. These derivative instruments are generally designated as cash flow hedges for accounting purposes, with changes in fair value prior to settlement recorded as other comprehensive income.
At June 30, 2020, accumulated other comprehensive loss related to settled interest rate derivatives included $1.2 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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
As of June 30, 2020, PSCo had no commodity contracts designated as cash flow hedges.
PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.

Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	June 30, 2020	Dec. 31, 2019
Megawatt hours of electricity	19.3	9.3
Million British thermal units of natural gas	69.2	32.2
(a)Amounts are not reflective of net positions in the underlying commodities.
(b)Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
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
PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At June 30, 2020, five of PSCo’s 10 most significant counterparties for these activities, comprising $112.3 million, or 77%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the 10 most significant counterparties, comprising $15.0 million, or 10%, of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $6.7 million, or 5%, of this credit exposure, had credit quality less than investment grade, based on external and internal analysis. Seven of these significant counterparties are independent system operators, municipal or cooperative electric entities, RTO’s or other utilities.
The impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended June 30, 2020
Other derivative instruments
Natural gas commodity	$—	$(2.8)
Total	$—	$(2.8)

Six Months Ended June 30, 2020
Other derivative instruments
Natural gas commodity	$—	$(2.8)
Total	$—	$(2.8)

Three Months Ended June 30, 2019
Other derivative instruments
Natural gas commodity	$—	$(1.5)
Total	$—	$(1.5)

Six Months Ended June 30, 2019
Other derivative instruments
Natural gas commodity	$—	$(1.5)
Total	$—	$(1.5)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	$0.4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(1.4)	(b)
Total	$—		$—		$(1.4)

Six Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$0.8	(a)	$—		$—
Total	$0.8		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(5.3)	(b)
Natural gas commodity	—		3.4	(c)	(3.4)	(c)
Total	$—		$3.4		$(8.7)

(a) Amounts are recorded to interest charges.
(b) Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.
(c) Amounts for the three and six months ended June 30, 2020, included no settlement gain or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining derivative settlement losses for the three and six months ended June 30, 2020, relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

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
(c) Amounts for the three and six months ended June 30, 2019, included no settlement gain or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining derivative settlement losses for the three and six months ended June 30, 2019, relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.
PSCo had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2020 and 2019.
Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At June 30, 2020 and Dec. 31, 2019, there were no derivative instruments in a liability position with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2020 and Dec. 31, 2019.

Recurring Fair Value Measurements — PSCo’s derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative assets
Other derivative instruments:
Commodity trading	$2.9	$17.0	$1.0	$20.9	$(18.2)	$2.7	$1.9	$11.1	$0.9	$13.9	$(10.1)	$3.8
Natural gas commodity	—	5.3	—	5.3	—	5.3	—	3.4	—	3.4	—	3.4
Total current derivative assets	$2.9	$22.3	$1.0	$26.2	$(18.2)	$8.0	$1.9	$14.5	$0.9	$17.3	$(10.1)	$7.2
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$1.1	$10.8	$—	$11.9	$(11.5)	$0.4	$0.4	$8.1	$1.1	$9.6	$(9.6)	$—
Total noncurrent derivative assets	$1.1	$10.8	$—	$11.9	$(11.5)	$0.4	$0.4	$8.1	$1.1	$9.6	$(9.6)	$—

	June 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)		Fair Value			Fair Value Total	Netting (a)
(Millions of Dollars)	Level 1	Level 2	Level 3			Total	Level 1	Level 2	Level 3			Total
Current derivative liabilities
Other derivative instruments:
Commodity trading	$2.5	$24.8	$0.1	$27.4	$(18.2)	$9.2	$1.7	$16.7	$—	$18.4	$(13.1)	$5.3
Natural gas commodity	—	4.0	—	4.0	—	4.0	—	3.4	—	3.4	—	3.4
Total current derivative liabilities	$2.5	$28.8	$0.1	$31.4	$(18.2)	$13.2	$1.7	$20.1	$—	$21.8	$(13.1)	$8.7
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$1.2	$43.1	$18.0	$62.3	$(14.7)	$47.6	$0.4	$47.0	$14.7	$62.1	$(9.6)	$52.5
Total noncurrent derivative liabilities	$1.2	$43.1	$18.0	$62.3	$(14.7)	$47.6	$0.4	$47.0	$14.7	$62.1	$(9.6)	$52.5
(a)PSCo nets derivative instruments and related collateral in its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2020 and Dec. 31, 2019. At both June 30, 2020 and Dec. 31, 2019, derivative liabilities include no obligations to return cash collateral and the right to reclaim cash collateral of $3.2 million and $3.0 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2020	2019
Balance at April 1	$(14.6)	$(0.1)
Settlements	(0.3)	—
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(2.2)	0.3
Balance at June 30	$(17.1)	$0.2

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Balance at Jan. 1	$(12.7)	$0.1
Settlements	(1.1)	(0.9)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(3.3)	1.0
Balance at June 30	$(17.1)	$0.2
(a)Amounts relate to commodity derivatives held at the end of the period.
PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2020 and 2019.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,122.0	$7,250.8	$5,384.7	$6,039.3
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2020 and Dec. 31, 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7.6	$6.4	$0.1	$0.1
Interest cost (a)	11.4	12.9	3.2	3.9
Expected return on plan assets (a)	(17.6)	(17.1)	(4.4)	(4.7)
Amortization of prior service credit (a)	(0.7)	(0.8)	(1.0)	(1.3)
Amortization of net loss (a)	7.5	6.3	0.4	0.7
Net periodic benefit cost (credit)	8.2	7.7	(1.7)	(1.3)
Credits not recognized due to effects of regulation	(0.3)	1.8	1.0	0.2
Net benefit cost (credit) recognized for financial reporting	$7.9	$9.5	$(0.7)	$(1.1)

	Six Months Ended June 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$15.3	$12.8	$0.1	$0.2
Interest cost (a)	22.9	25.8	6.4	7.8
Expected return on plan assets (a)	(35.3)	(34.2)	(8.7)	(9.4)
Amortization of prior service credit (a)	(1.4)	(1.7)	(1.9)	(2.7)
Amortization of net loss (a)	14.9	12.7	0.8	1.5
Net periodic benefit cost (credit)	16.4	15.4	(3.3)	(2.6)
Credits not recognized due to effects of regulation	0.3	3.6	1.6	0.5
Net benefit cost (credit) recognized for financial reporting	$16.7	$19.0	$(1.7)	$(2.1)
(a)  The components of net periodic cost other than the service cost component are included in the line item “other income (expense), net” in the consolidated statement of income or capitalized on the consolidated balance sheet as a regulatory asset.
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
In June 2020, PSCo resolved claims by the current property owner and agreed to contribute up to a maximum of $9.3 million towards future environmental investigation, remediation and mitigation measures over the next 15 years.
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
PSCo is conducting groundwater sampling and where appropriate, implementing assessment of corrective measures at certain CCR landfills and surface impoundments. In 2019, groundwater monitoring consistent with the CCR Rule was conducted. Statistically significant levels above background concentrations were detected at four locations.

Subsequently, assessment monitoring samples were collected at these locations and, based on the results, PSCo is evaluating options for corrective action at two locations. At one location, monitoring results indicate potential offsite impacts to groundwater. Until PSCo completes its assessment, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
In August 2018, the United States Court of Appeals for the District of Columbia Circuit ruled that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. In November 2019, the EPA proposed rules in response to this decision that, if finalized in their current form, may require PSCo to expedite closure of one coal ash impoundment that was not previously required to close. In March 2020, the EPA published a proposed CCR Rule amendment that, if adopted, would allow unlined impoundments that ‘perform as effectively’ as lined ones to continue to operate under a state or federal CCR permit program. PSCo is pursuing options to provide alternative storage capacity consistent with the CCR Rule until the generating units are retired in 2025.
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
PSCo had approximately 1,518 MW and 1,442 MW of capacity under long-term PPAs at June 30, 2020 and Dec. 31, 2019, respectively, with entities that have been determined to be VIEs. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. Agreements have expiration dates through 2032.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30, 2020			Three Months Ended June 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(23.8)	$(2.5)	$(26.3)	$(25.0)	$(0.2)	$(25.2)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1, $—, $0.1 and $—, respectively) (a)	0.3	—	0.3	0.3	—	0.3
Net current period other comprehensive income	0.3	—	0.3	0.3	—	0.3
Accumulated other comprehensive loss at June 30	$(23.5)	$(2.5)	$(26.0)	$(24.7)	$(0.2)	$(24.9)
(a)Included in interest charges.

	Six Months Ended June 30, 2020			Six Months Ended June 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(24.1)	$(2.5)	$(26.6)	$(25.3)	$(0.2)	$(25.5)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.2, $—, $0.1 and $—, respectively) (a)	0.6	—	0.6	0.6	—	0.6
Net current period other comprehensive income	0.6	—	0.6	0.6	—	0.6
Accumulated other comprehensive loss at June 30	$(23.5)	$(2.5)	$(26.0)	$(24.7)	$(0.2)	$(24.9)
(a)Included in interest charges.

11. Segment Information
PSCo evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
PSCo has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates electricity which is transmitted and distributed in Colorado. This segment includes sales for resale and provides wholesale transmission service to various entities in the United States. Regulated electric utility also includes PSCo’s wholesale commodity and trading operations; and
•Regulated Natural Gas — The regulated natural gas utility segment transports, stores and distributes natural gas in portions of Colorado.
PSCo presents Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include steam revenue, appliance repair services and non-utility real estate activities.
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
PSCo’s segment information for the three and six months ended June 30:

	Three Months Ended June 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues	$715.4	$692.7
Intersegment revenues	0.1	0.1
Total revenue	$715.5	$692.8
Net income	89.0	84.8
Regulated Natural Gas
Operating revenues	$186.2	$207.6
Net income	16.0	17.6
All Other
Operating revenues (a)	$9.5	$9.7
Net income (loss)	3.1	(0.9)
Consolidated Total
Operating revenues (a)	$911.2	$910.1
Reconciling eliminations	(0.1)	(0.1)
Total operating revenues	$911.1	$910.0
Net income	108.1	101.5
(a) Operating revenues include $1.1 million of other affiliate revenue for the three months ended June 30, 2020 and 2019.

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues	$1,427.2	$1,434.2
Intersegment revenues	0.2	0.2
Total revenue	$1,427.4	$1,434.4
Net income	163.0	167.2
Regulated Natural Gas
Operating revenues	$517.7	$676.7
Intersegment revenues	(0.1)	0.1
Total revenue	$517.6	$676.8
Net income	68.1	76.8
All Other
Operating revenues (a)	$22.9	$22.1
Net income (loss)	5.7	(3.7)
Consolidated Total
Operating revenues (a)	$1,967.9	$2,133.3
Reconciling eliminations	(0.1)	(0.3)
Total operating revenues	$1,967.8	$2,133.0
Net income	236.8	240.3
(a) Operating revenues include $2.2 million of other affiliate revenue for the six months ended June 30, 2020 and 2019.

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

Results of Operations
PSCo’s net income was approximately $236.8 million for the six months ended June 30, 2020, compared with approximately $240.3 million for the prior year. The decrease in year-to-date earnings was driven by lower sales and demand revenue primarily due to COVID-19, higher depreciation, interest charges and lower natural gas margins due to unfavorable weather, partially offset by higher AFUDC, an increase in electric margins (regulatory outcomes offset lower sales due to COVID-19) and lower O&M.
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

Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Electric revenues	$1,427.2	$1,434.2
Electric fuel and purchased power	(529.2)	(544.9)
Electric margin	$898.0	$889.3
Changes in electric margin:

(Millions of Dollars)	2020 vs. 2019
Regulatory rate outcome	$15.5
Estimated impact of weather	5.3
Wholesale transmission revenue (net)	3.4
PTCs	0.5
Sales and demand (a)	(23.7)
Other, net	7.7
Total increase in electric margin	$8.7
(a)  Sales decline excludes weather impact, net of decoupling.
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2020	2019
Natural gas revenues	$517.7	$676.7
Cost of natural gas sold and transported	(187.4)	(342.4)
Natural gas margin	$330.3	$334.3
Changes in natural gas margin:

(Millions of Dollars)	2020 vs. 2019
Estimated impact of weather	$(6.2)
Sales decline	(2.9)
Transport sales	(2.3)
Infrastructure and integrity riders	6.5
Other, net	0.9
Total decrease in natural gas margin	$(4.0)
Non-Fuel Operating Expenses and Other Items

O&M Expenses — O&M expenses decreased $5.7 million, or 1.4%, for the six months ended June 30, 2020, compared with the prior year. The decrease was primarily due to cost mitigation efforts to offset the negative impacts of COVID-19 including allocation of workforce, material and supply management, performance of maintenance, as well as, the outcome of the CPUC’s rehearing of the Colorado 2019 electric rate case. Decreases were partially offset by increased gas emergency response costs and strategic initiative amounts including increased spending on customer experience transformation and advanced grid infrastructure.
Depreciation and Amortization — Depreciation and amortization expense increased $19.5 million, or 6.6%, for the six months ended June 30, 2020, compared with the prior year. The increase was primarily due to normal system expansion and new electric rates implemented in March 2020, partially offset by a decrease in amortization of pension regulatory assets.
AFUDC, Equity and Debt — AFUDC increased $14.5 million for the six months ended June 30, 2020, compared with the prior year. The increase was primarily due to the Cheyenne Ridge wind farm.
Interest Charges — Interest charges increased $5.9 million, or 5.0%, for the six months ended June 30, 2020, compared with the prior year. The increase was primarily due to higher debt levels to fund capital investments, partially offset by lower long-term and short-term interest rates.
Income Taxes — Income tax expense decreased $4.6 million for the six months ended June 30, 2020, compared with the same period in 2019. The decrease was primarily driven by an increase in plant regulatory differences and lower pretax earnings. ETR was 9.6% for the six months ended June 30, 2020, compared with 11.0% for the same period in 2019, largely due to the items referenced above.
See Note 6 to the consolidated financial statements.

Public Utility Regulation
The FERC and various state and local regulatory commissions regulate PSCo. The electric and natural gas rates charged to PSCo’s customers are approved by the FERC or the regulatory commissions in the states in which they operate.
The rates are designed to recover plant investment, operating costs and an allowed return on investment. PSCo request changes in rates for utility services through filings with governing commissions.
Changes in operating costs can affect PSCo’s financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital. In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact PSCo’s results of operations.
Except to the extent noted in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 7 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 and in Item 2 of PSCo’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.

Pending and Recently Concluded Regulatory Proceedings

Mechanism	Utility Service	Amount Requested (in millions)	Filing Date	Approval	Additional Information
CPUC
Rate Case	Natural Gas	$127	February 2020	Pending
In February 2020, PSCo filed a rate case with the CPUC seeking a net increase to retail gas rates of $126.8 million, reflecting a $144.5 million increase in base rate revenue, partially offset by $17.7 million of costs previously authorized through the Pipeline Integrity rider. The request was based on a 9.95% ROE, an equity ratio of 55.81% and a historic test year as of Sept. 30, 2019, adjusted for known and measurable differences for the 12-month period ended Sept. 30, 2020. In June 2020, PSCo revised its net increase to $121 million.
In July 2020, PSCo, the CPUC Staff and various intervenors filed a comprehensive unopposed settlement, which results in a net increase to retail gas rates of $77.3 million, reflecting a $94.1 million increase in base rate revenue, partially offset by $16.8 million of costs previously authorized through the Pipeline Integrity rider. The settlement is based on:
•A ROE of 9.20%;
•An equity ratio of 55.62%; and
•A historic test year as of Sept. 30, 2019, utilizing a year-end rate base, and incorporating a known and measurable adjustment for the Tungsten to Black Hawk pipeline as of April 30, 2020.
Rates will be implemented on April 1, 2021 and will be retroactively effective back to November 2020. In July 2020, the Administrative Law Judge granted an unopposed motion to schedule a hearing for Aug. 13, 2020 to review the settlement.

Rate Case	Electric	$158	May 2019	Received
In 2019, PSCo filed a request with the CPUC seeking a net rate increase of $108.4 million, based on a requested ROE of 10.2% and an equity ratio of 55.6%.
In February 2020, the CPUC issued a written decision, resulting in an estimated $34.9 million net base rate revenue increase. The CPUC decision included a 9.3% ROE, an equity ratio of 55.61%, based on a current test year ended Aug. 31, 2019, implementation of decoupling in 2020 and other items.
In May 2020, the CPUC deliberated on PSCo’s request for rehearing and revised its prior decision on the test year calculation, return on prepaid pension and medical assets, a disallowance of a capital investment for the Comanche Unit 3 superheater and Board compensation. In July 2020, the CPUC’s written decision was received. As a result, electric rates will increase approximately $12 million, retroactive back to Feb. 25, 2020. In addition, as a part of the rehearing, the CPUC plans to discuss the merits of opening an investigation of Comanche Unit 3 performance.

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

PSCo 2020 Rider Filings
In July 2020, PSCo filed Wildfire and Advanced Grid rider requests with the CPUC instead of filing a comprehensive electric rate case in 2020.
Wildfire Protection Rider — Seeks to establish a Wildfire Protection Rider to recover incremental costs associated with system investments to reduce wildfire risk. The rider would be effective no later than June 2021 and continue through 2025. Wildfire Protection capital additions are projected to total approximately $325 million. Forecasted annual revenue requirements from 2021 through 2025 are as follows:

(in Millions)	2021	2022	2023	2024	2025
Forecasted annual revenue requirement	$17	$24	$29	$32	$34

Advanced Grid Rider — Seeks to establish an Advanced Grid Rider to recover incremental costs associated with the Advanced Grid Intelligence and Security Initiative (AGIS). The rider would be effective no later than May 2021 and continue through 2025. The PSCo portion of the AGIS initiative is projected to total approximately $850 million of capital additions. Forecasted annual revenue requirements from 2021 through 2025 are as follows:

(in Millions)	2021	2022	2023	2024	2025
Forecasted annual revenue requirement	$53	$69	$83	$89	$99
PSCo — Comanche Unit 3
PSCo is part owner of Comanche Unit 3, a 750 MW, coal-fueled electric generating unit. PSCo is the operating agent under the joint ownership agreement. In June 2020, the unit experienced loss of turbine oil during start-up which damaged the plant. It is currently anticipated that Comanche Unit 3 will recommence operations in the fourth quarter of 2020. Replacement and repair of damaged systems in excess of a $2 million deductible are expected to be recovered through insurance policies. PSCo has obtained replacement power for a portion of the unit’s output through purchase power agreements.

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
In July 2020, PSCo reached a settlement with certain Boulder officials that would end the city’s effort to municipalize. The settlement, if approved, would result in a 20-year franchise arrangement (with multiple opt-out conditions), an energy partnership, an undergrounding agreement and establish how the municipalization would move forward if Boulder exercised an opt-out. The settlement will require approval by the Boulder City Council in August 2020 and will further require approval by the citizens of Boulder in a ballot referendum in November 2020.

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
As of June 30, 2020, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and the procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
There have been no material changes from the risk factors disclosed in our Form 10-K for the year ended Dec. 31, 2019 except as follows:
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
The global outbreak of COVID-19 is currently impacting countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding COVID-19, the duration and magnitude of business restrictions, re-shut downs, if any, and the level and pace of economic recovery. While we are implementing contingency plans, there are no guarantees these plans will be sufficient to offset the impact of COVID-19.
We cannot ultimately predict whether it will have a material impact on our liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2019, which is incorporated herein by reference, as well as other information set forth in this report, which could have a material impact on our financial condition, results of operations and cash flows.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	001-03280	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	001-03280	3.02
4.01*	Supplemental Indenture dated as of May 1, 2020, between PSCo and U.S. Bank National Association, as successor Trustee, creating $375 million principal amount of 2.70% First Mortgage Bonds, Series No. 35 due 2051, and $375 million principal amount of 1.90% First Mortgage Bonds, Series No. 36 due 2031	PSCo Form 8-K dated May 15, 2020	001-03280	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

July 31, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)