Form 10-Q
period 2020-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2020-10-29
CIK 81018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company.  See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Oct. 29, 2020
Common Stock, $0.01 par value	100 shares

Public Service Company of Colorado meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by Public Service Company of Colorado (PSCo). PSCo is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the Securities and Exchange Commission. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management

Other
AFUDC	Allowance for funds used during construction
AGIS	Advanced Grid Intelligence and Security
ALJ	Administrative Law Judge
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
IPP	Independent power producing entity
MDL	Multi district litigation
MGP	Manufactured gas plant
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2019 and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2020	2019	2020	2019
Operating revenues
Electric	$915.9	$880.7	$2,343.1	$2,314.8
Natural gas	156.4	153.9	674.1	830.7
Other	8.8	9.7	31.7	31.8
Total operating revenues	1,081.1	1,044.3	3,048.9	3,177.3

Operating expenses
Electric fuel and purchased power	299.1	284.7	828.3	829.5
Cost of natural gas sold and transported	34.7	34.3	222.1	376.7
Cost of sales — steam and other	3.7	3.5	9.7	11.9
Operating and maintenance expenses	195.9	198.4	589.7	597.9
Demand side management expenses	35.6	36.6	107.3	100.9
Depreciation and amortization	164.4	153.5	478.9	448.6
Taxes (other than income taxes)	57.9	49.0	166.5	154.8
Total operating expenses	791.3	760.0	2,402.5	2,520.3

Operating income	289.8	284.3	646.4	657.0

Other (expense) income, net	(0.6)	1.4	(0.8)	1.9
Allowance for funds used during construction — equity	9.5	3.8	29.5	12.9

Interest charges and financing costs
Interest charges — includes other financing costs of $1.9, $1.6, $5.4 and $4.9, respectively	60.3	59.2	183.3	176.3
Allowance for funds used during construction — debt	(4.0)	(2.2)	(12.5)	(7.0)
Total interest charges and financing costs	56.3	57.0	170.8	169.3

Income before income taxes	242.4	232.5	504.3	502.5
Income tax expense	24.0	28.0	49.1	57.7
Net income	$218.4	$204.5	$455.2	$444.8
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2020	2019	2020	2019
Net income	$218.4	$204.5	$455.2	$444.8
Other comprehensive income
Derivative instruments:
Reclassification of loss to net income, net of tax of $0.1, $0.1, $0.3 and $0.3, respectively	0.3	0.3	0.9	0.9

Total other comprehensive income	0.3	0.3	0.9	0.9
Total comprehensive income	$218.7	$204.8	$456.1	$445.7

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2020	2019
Operating activities
Net income	$455.2	$444.8
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	482.2	452.2
Deferred income taxes	26.0	24.1
Amortization of investment tax credits	(1.9)	(1.9)
Allowance for equity funds used during construction	(29.5)	(12.9)
Provision for bad debts	16.1	11.4
Net realized and unrealized hedging and derivative transactions	(11.2)	64.5
Changes in operating assets and liabilities:
Accounts receivable	(19.3)	1.7
Accrued unbilled revenues	72.1	84.8
Inventories	(11.4)	(15.1)
Other current assets	(9.6)	(12.4)
Accounts payable	(50.5)	(96.0)
Net regulatory assets and liabilities	31.3	72.3
Other current liabilities	(40.9)	(66.3)
Pension and other employee benefit obligations	(44.9)	(44.4)
Other, net	(5.9)	(72.4)
Net cash provided by operating activities	857.8	834.4

Investing activities
Utility capital/construction expenditures	(1,292.9)	(1,098.6)
Investments in utility money pool arrangement	(366.0)	(397.0)
Repayments from utility money pool arrangement	366.0	397.0
Net cash used in investing activities	(1,292.9)	(1,098.6)

Financing activities
Repayments of short-term borrowings, net	—	(307.0)
Borrowings under utility money pool arrangement	1,382.0	58.0
Repayments under utility money pool arrangement	(1,360.0)	(58.0)
Proceeds from issuance of long-term debt	734.6	928.6
Repayments of long-term debt	(400.0)	(400.0)
Capital contributions from parent	787.7	632.7
Dividends paid to parent	(703.7)	(295.4)
Other, net	(0.3)	—
Net cash provided by financing activities	440.3	558.9

Net change in cash and cash equivalents	5.2	294.7
Cash and cash equivalents at beginning of period	11.4	33.4
Cash and cash equivalents at end of period	$16.6	$328.1

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(183.6)	$(173.4)
Cash paid for income taxes, net	(16.8)	(43.7)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$159.0	$228.5
Inventory transfers to property, plant and equipment	26.4	24.4
Operating lease right-of-use assets	14.4	653.8
Allowance for equity funds used during construction	29.5	12.9
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2020	Dec. 31, 2019
Assets
Current assets
Cash and cash equivalents	$16.6	$11.4
Accounts receivable, net	324.9	303.9
Accounts receivable from affiliates	—	52.7
Accrued unbilled revenues	220.9	293.9
Inventories	177.0	192.0
Regulatory assets	96.0	64.0
Derivative instruments	19.0	7.2
Prepayments and other	77.2	55.9
Total current assets	931.6	981.0

Property, plant and equipment, net	17,204.5	16,155.0

Other assets
Regulatory assets	1,053.4	1,038.1
Derivative instruments	3.1	—
Operating lease right-of-use assets	520.5	574.0
Other	250.9	259.4
Total other assets	1,827.9	1,871.5
Total assets	$19,964.0	$19,007.5

Liabilities and Stockholder's Equity
Current liabilities
Current portion of long-term debt	$—	$400.0
Borrowings under utility money pool arrangement	61.0	39.0
Accounts payable	414.8	573.3
Accounts payable to affiliates	60.3	43.9
Regulatory liabilities	75.0	69.2
Taxes accrued	186.1	202.1
Accrued interest	35.8	53.4
Dividends payable to parent	102.9	111.5
Derivative instruments	20.8	8.7
Operating lease liabilities	92.1	85.8
Other	88.8	98.8
Total current liabilities	1,137.6	1,685.7

Deferred credits and other liabilities
Deferred income taxes	1,911.0	1,850.8
Deferred investment tax credits	21.0	22.8
Regulatory liabilities	2,316.9	2,036.8
Asset retirement obligations	359.2	324.0
Derivative instruments	42.5	52.5
Customer advances	170.1	173.6
Pension and employee benefit obligations	165.9	211.9
Operating lease liabilities	457.2	517.6
Other	149.2	150.9
Total deferred credits and other liabilities	5,593.0	5,340.9

Commitments and contingencies
Capitalization
Long-term debt	5,722.7	4,984.7
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Sept. 30, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	5,693.4	4,939.4
Retained earnings	1,843.0	2,083.4
Accumulated other comprehensive loss	(25.7)	(26.6)
Total common stockholder's equity	7,510.7	6,996.2
Total liabilities and stockholder's equity	$19,964.0	$19,007.5
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2020 and 2019
Balance at June 30, 2019	100	$—	$4,618.3	$2,019.7	$(24.9)	$6,613.1
Net income				204.5		204.5
Other comprehensive income					0.3	0.3
Dividends declared to parent				(97.3)		(97.3)
Contribution of capital by parent			285.0			285.0
Balance at Sept. 30, 2019	100	$—	$4,903.3	$2,126.9	$(24.6)	$7,005.6

Balance at June 30, 2020	100	$—	$5,693.7	$1,752.4	$(26.0)	$7,420.1
Net income				218.4		218.4
Other comprehensive income					0.3	0.3
Dividends declared to parent				(127.8)		(127.8)
Contribution of capital by parent			(0.3)			(0.3)
Balance at Sept. 30, 2020	100	$—	$5,693.4	$1,843.0	$(25.7)	$7,510.7

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2020 and 2019
Balance at Dec. 31, 2018	100	$—	$4,340.5	$1,983.2	$(25.5)	$6,298.2
Net income				444.8		444.8
Other comprehensive income					0.9	0.9
Dividends declared to parent				(301.1)		(301.1)
Contribution of capital by parent			562.8			562.8
Balance at Sept. 30, 2019	100	$—	$4,903.3	$2,126.9	$(24.6)	$7,005.6

Balance at Dec. 31, 2019	100	$—	$4,939.4	$2,083.4	$(26.6)	$6,996.2
Net income				455.2		455.2
Other comprehensive income					0.9	0.9
Dividends declared to parent				(694.9)		(694.9)
Contribution of capital by parent			754.0			754.0
Adoption of ASC Topic 326				(0.7)		(0.7)
Balance at Sept. 30, 2020	100	$—	$5,693.4	$1,843.0	$(25.7)	$7,510.7

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with U.S. GAAP, the financial position of PSCo and its subsidiaries as of Sept. 30, 2020 and Dec. 31, 2019; the results of operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2020 and 2019; and cash flows for the nine months ended Sept. 30, 2020 and 2019.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after Sept. 30, 2020, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2019 balance sheet information has been derived from the audited 2019 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2019.
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

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2019 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
PSCo implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $0.7 million (after tax) to retained earnings on Jan. 1, 2020. Other than first-time recognition of an allowance for bad debts on accrued unbilled revenues, the Jan. 1, 2020, adoption of ASC Topic 326 did not have a significant impact on PSCo’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Accounts receivable, net
Accounts receivable	$350.6	$324.9
Less allowance for bad debts	(25.7)	(21.0)
Accounts receivable, net	$324.9	$303.9

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$63.9	$62.6
Fuel	63.8	77.1
Natural gas	49.3	52.3
Total inventories	$177.0	$192.0

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$15,512.7	$14,361.9
Natural gas plant	4,894.2	4,631.4
Common and other property	1,157.3	1,113.5
Plant to be retired (a)	286.8	259.9
Construction work in progress	613.5	912.7
Total property, plant and equipment	22,464.5	21,279.4
Less accumulated depreciation	(5,260.0)	(5,124.4)
Property, plant and equipment, net	$17,204.5	$16,155.0
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
Money pool borrowings for PSCo were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$250	$250
Amount outstanding at period end	61	39
Average amount outstanding	4	7
Maximum amount outstanding	71	50
Weighted average interest rate, computed on a daily basis	0.09%	2.29%
Weighted average interest rate at period end	0.90	1.63%
Commercial Paper — Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2020	Year Ended Dec. 31, 2019
Borrowing limit	$700	$700
Amount outstanding at period end	—	—
Average amount outstanding	—	154
Maximum amount outstanding	—	432
Weighted average interest rate, computed on a daily basis	N/A	2.67%
Weighted average interest rate at period end	N/A	N/A

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain operating obligations. There were $8 million and $9 million of letters of credit outstanding under the credit facility at Sept. 30, 2020 and Dec. 31, 2019, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
At Sept. 30, 2020, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$8	$692
(a)    Expires in June 2024.
(b)    Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Sept. 30, 2020 and Dec. 31, 2019.
Long-Term Borrowings
During the nine months ended Sept. 30, 2020, PSCo issued $375 million in 1.90% first mortgage bonds due Jan. 15, 2031 and $375 million of 2.70% first mortgage bonds due Jan. 15, 2051.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$344.1	$95.5	$3.1	$442.7
C&I	431.2	32.8	4.6	468.6
Other	11.3	—	—	11.3
Total retail	786.6	128.3	7.7	922.6
Wholesale	61.2	—	—	61.2
Transmission	17.8	—	—	17.8
Other	13.7	24.1	—	37.8
Total revenue from contracts with customers	879.3	152.4	7.7	1,039.4
Alternative revenue and other	36.6	4.0	1.1	41.7
Total revenues	$915.9	$156.4	$8.8	$1,081.1

	Three Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$315.3	$94.1	$3.1	$412.5
C&I	452.4	32.9	5.5	490.8
Other	11.8	—	—	11.8
Total retail	779.5	127.0	8.6	915.1
Wholesale	40.3	—	—	40.3
Transmission	16.4	—	—	16.4
Other	8.3	21.4	—	29.7
Total revenue from contracts with customers	844.5	148.4	8.6	1,001.5
Alternative revenue and other	36.2	5.5	1.1	42.8
Total revenues	$880.7	$153.9	$9.7	$1,044.3

	Nine Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$825.4	$430.6	$9.0	$1,265.0
C&I	1,134.7	149.7	19.4	1,303.8
Other	35.2	—	—	35.2
Total retail	1,995.3	580.3	28.4	2,604.0
Wholesale	150.0	—	—	150.0
Transmission	45.0	—	—	45.0
Other	43.0	77.3	—	120.3
Total revenue from contracts with customers	2,233.3	657.6	28.4	2,919.3
Alternative revenue and other	109.8	16.5	3.3	129.6
Total revenues	$2,343.1	$674.1	$31.7	$3,048.9

	Nine Months Ended Sept. 30, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$771.9	$535.6	$8.4	$1,315.9
C&I	1,204.7	202.6	20.0	1,427.3
Other	36.1	—	—	36.1
Total retail	2,012.7	738.2	28.4	2,779.3
Wholesale	126.7	—	—	126.7
Transmission	41.4	—	—	41.4
Other	26.4	76.3	—	102.7
Total revenue from contracts with customers	2,207.2	814.5	28.4	3,050.1
Alternative revenue and other	107.6	16.2	3.4	127.2
Total revenues	$2,314.8	$830.7	$31.8	$3,177.3

6. Income Taxes
Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2019, represents, in all material respects, the current status of other income tax matters except to the extent noted below and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Nine Months Ended Sept. 30
	2020	2019
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.7	3.7
(Decreases) increases in tax from:
Wind PTCs	(8.5)	(7.7)
Plant regulatory differences (a)	(4.6)	(3.6)
Other tax credits, net NOL & tax credit allowances	(1.1)	(1.3)
Other (net)	(0.8)	(0.6)
Effective income tax rate	9.7%	11.5%
(a)     Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009-2011 that qualify for an extended carryback claim. PSCo is not expected to accrue any income tax expense related to this adjustment.

Federal Audits — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Years	Expiration
2014 — 2016	July 2021
Additionally, the statute of limitations related to the federal tax loss carryback claim referenced above has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
In 2017, the IRS concluded the audit of tax years 2012 and 2013 and proposed an adjustment that would impact Xcel Energy’s NOL and ETR. Xcel Energy filed a protest with the IRS. In April 2020, Xcel Energy and Office of Appeals reached an agreement and no material adjustments were required.
In 2018, the IRS began an audit of tax years 2014 - 2016. In July 2020, Xcel Energy and the IRS reached an agreement and the related benefit was recognized.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2020, PSCo’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. As of Sept. 30, 2020, there are no state income tax audits in progress.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$7.1	$7.4
Unrecognized tax benefit — Temporary tax positions	1.3	4.6
Total unrecognized tax benefit	$8.4	$12.0
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(7.0)	$(8.3)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credit carryforwards were $5.7 million and $5.0 million for Sept. 30, 2020 and Dec. 31, 2019, respectively.
As the IRS and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2.8 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	Sept. 30, 2020	Dec. 31, 2019
Payable for interest related to unrecognized tax benefits at beginning of period	$(1.1)	$(0.7)
Interest benefit (expense) related to unrecognized tax benefits	1.1	(0.4)
Payable for interest related to unrecognized tax benefits at end of period	$—	$(1.1)
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
At Sept. 30, 2020, accumulated other comprehensive loss related to settled interest rate derivatives included $1.2 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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
PSCo enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. The classification as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of Sept. 30, 2020, PSCo had no commodity contracts designated as cash flow hedges.
PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Sept. 30, 2020	Dec. 31, 2019
Megawatt hours of electricity	18.1	9.3
Million British thermal units of natural gas	92.8	32.2
(a)Amounts are not reflective of net positions in the underlying commodities.
(b)Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — PSCo continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. The impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented on the consolidated balance sheets.
PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Sept. 30, 2020, five of PSCo’s 10 most significant counterparties for these activities, comprising $108.3 million, or 74%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Four of the 10 most significant counterparties, comprising $22.6 million, or 15%, of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $2.9 million, or 2%, of this credit exposure, had credit quality less than investment grade, based on external analysis. Eight of these significant counterparties are independent system operators, municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.
The impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2020
Other derivative instruments
Natural gas commodity	$—	$0.6
Total	$—	$0.6

Nine Months Ended Sept. 30, 2020
Other derivative instruments
Natural gas commodity	$—	$(2.2)
Total	$—	$(2.2)

Three Months Ended Sept. 30, 2019
Other derivative instruments
Natural gas commodity	$—	$(2.2)
Total	$—	$(2.2)

Nine Months Ended Sept. 30, 2019
Other derivative instruments
Natural gas commodity	$—	$(3.7)
Total	$—	$(3.7)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$0.4	(a)	$—		$—
Total	$0.4		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3.2	(b)
Total	$—		$—		$3.2

Nine Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$1.2	(a)	$—		$—
Total	$1.2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(2.1)	(b)
Natural gas commodity	—		3.4	(c)	(3.4)	(c)
Total	$—		$3.4		$(5.5)
(a)    Amounts are recorded to interest charges.
(b)    Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.
(c)    Amounts for the three and nine months ended Sept. 30, 2020, included no settlement gain or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining derivative settlement losses for the three and nine months ended Sept. 30, 2020, relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

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
(c)    Amounts for the three and nine months ended Sept. 30, 2019, included no settlement gain or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. Remaining derivative settlement losses for the three and nine months ended Sept. 30, 2019, relate to natural gas operations and are recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.
PSCo had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2020 and 2019.
Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies, or for cross-default contractual provisions if there was a failure under other financing arrangements related to payment terms or other covenants. At Sept. 30, 2020 and Dec. 31, 2019, there were $0.1 million and no derivative instruments in a liability position with such underlying contract provisions, respectively.
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

Recurring Fair Value Measurements — PSCo’s derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$7.0	$27.6	$1.0	$35.6	$(27.0)	$8.6	$1.9	$11.1	$0.9	$13.9	$(10.1)	$3.8
Natural gas commodity	—	10.4	—	10.4	—	10.4	—	3.4	—	3.4	—	3.4
Total current derivative assets	$7.0	$38.0	$1.0	$46.0	$(27.0)	$19.0	$1.9	$14.5	$0.9	$17.3	$(10.1)	$7.2
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$1.6	$9.1	$2.5	$13.2	$(10.1)	$3.1	$0.4	$8.1	$1.1	$9.6	$(9.6)	$—
Total noncurrent derivative assets	$1.6	$9.1	$2.5	$13.2	$(10.1)	$3.1	$0.4	$8.1	$1.1	$9.6	$(9.6)	$—

	Sept. 30, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$7.0	$31.6	$6.3	$44.9	$(27.0)	$17.9	$1.7	$16.7	$—	$18.4	$(13.1)	$5.3
Natural gas commodity	—	2.9	—	2.9	—	2.9	—	3.4	—	3.4	—	3.4
Total current derivative liabilities	$7.0	$34.5	$6.3	$47.8	$(27.0)	$20.8	$1.7	$20.1	$—	$21.8	$(13.1)	$8.7
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$0.9	$21.4	$35.5	$57.8	$(15.3)	$42.5	$0.4	$47.0	$14.7	$62.1	$(9.6)	$52.5
Total noncurrent derivative assets	$0.9	$21.4	$35.5	$57.8	$(15.3)	$42.5	$0.4	$47.0	$14.7	$62.1	$(9.6)	$52.5
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2020 and Dec. 31, 2019. At Sept. 30, 2020 and Dec. 31, 2019, derivative liabilities include no obligations to return cash collateral and the right to reclaim cash collateral of $5.2 million and $3.0 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Balance at July 1	$(17.1)	$0.2
Settlements	0.5	(0.5)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(21.7)	0.5
Balance at Sept. 30	$(38.3)	$0.2

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Balance at Jan. 1	$(12.7)	$0.1
Settlements	(0.6)	(1.4)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(25.0)	1.5
Balance at Sept. 30	$(38.3)	$0.2
(a)Amounts relate to commodity derivatives held at the end of the period.
PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2020 and 2019.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2020		Dec. 31, 2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,722.7	$6,932.2	$5,384.7	$6,039.3
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2020 and Dec. 31, 2019 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7.6	$6.4	$0.1	$0.1
Interest cost (a)	11.4	12.9	3.2	3.9
Expected return on plan assets (a)	(17.6)	(17.1)	(4.4)	(4.7)
Amortization of prior service credit (a)	(0.7)	(0.8)	(1.0)	(1.3)
Amortization of net loss (a)	7.5	6.3	0.4	0.7
Net periodic benefit cost (credit)	8.2	7.7	(1.7)	(1.3)
Effects of regulation	2.9	0.8	0.6	0.4
Net benefit cost (credit) recognized for financial reporting	$11.1	$8.5	$(1.1)	$(0.9)

	Nine Months Ended Sept. 30
	2020	2019	2020	2019
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$22.9	$19.2	$0.2	$0.4
Interest cost (a)	34.3	38.7	9.5	11.7
Expected return on plan assets (a)	(52.9)	(51.4)	(13.1)	(14.2)
Amortization of prior service credit (a)	(2.1)	(2.5)	(2.8)	(4.1)
Amortization of net loss (a)	22.4	19.1	1.2	2.2
Net periodic benefit cost (credit)	24.6	23.1	(5.0)	(4.0)
Effects of regulation	3.3	4.4	2.2	0.9
Net benefit cost (credit) recognized for financial reporting	$27.9	$27.5	$(2.8)	$(3.1)
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other (expense) income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
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
Gas Trading Litigation — e prime is a wholly owned subsidiary of Xcel Energy. e prime was in the business of natural gas trading and marketing but has not engaged in natural gas trading or marketing activities since 2003. Multiple lawsuits seeking monetary damages were commenced against e prime and its affiliates, including Xcel Energy Inc., between 2003 and 2009 alleging fraud and anticompetitive activities in conspiring to restrain the trade of natural gas and manipulate natural gas prices. Cases were all consolidated in the U.S. District Court in Nevada.
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
Environmental
MGP, Landfill and Disposal Sites
PSCo is currently investigating, remediating or performing post-closure actions at three MGP, landfill or other disposal sites across its service territory.
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
PSCo is conducting groundwater sampling and, where appropriate, implementing assessment of corrective measures at certain CCR landfills and surface impoundments. Groundwater monitoring consistent with the CCR Rule continued in 2020. Statistically significant increases above background concentrations were detected at four locations.
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

On Aug. 28, 2020, the EPA published its final rule to implement a cease receipt and initiate a closure date of April 11, 2021 for all CCR impoundments affected by an August 2018 D.C. Circuit ruling. The D.C. Circuit concluded that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash.
PSCo is pursuing options to provide alternative storage capacity consistent with the CCR Rule at one facility until the affected generating units are retired in 2025.
Closure costs for existing impoundments are included in the calculation of the asset retirement obligation.

VIEs
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
PSCo had approximately 1,518 MW and 1,442 MW of capacity under long-term PPAs at Sept. 30, 2020 and Dec. 31, 2019, respectively, with entities that have been determined to be VIEs. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2032.

10. Other Comprehensive Income (Loss)
Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2020 and 2019:

	Three Months Ended Sept. 30, 2020			Three Months Ended Sept. 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(23.5)	$(2.5)	$(26.0)	$(24.7)	$(0.2)	$(24.9)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.1, $—, $0.1 and $—, respectively) (a)	0.3	—	0.3	0.3	—	0.3
Net current period other comprehensive income	0.3	—	0.3	0.3	—	0.3
Accumulated other comprehensive loss at Sept. 30	$(23.2)	$(2.5)	$(25.7)	$(24.4)	$(0.2)	$(24.6)
(a)Included in interest charges.

	Nine Months Ended Sept. 30, 2020			Nine Months Ended Sept. 30, 2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(24.1)	$(2.5)	$(26.6)	$(25.3)	$(0.2)	$(25.5)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $0.3, $—, $0.3 and $—, respectively) (a)	0.9	—	0.9	0.9	—	0.9
Net current period other comprehensive income	0.9	—	0.9	0.9	—	0.9
Accumulated other comprehensive loss at Sept. 30	$(23.2)	$(2.5)	$(25.7)	$(24.4)	$(0.2)	$(24.6)
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
Asset and capital expenditure information is not provided for PSCo’s reportable segments because, as an integrated electric and natural gas utility, PSCo operates significant assets that are not dedicated to a specific business segment and reporting assets and capital expenditures by business segment would require arbitrary and potentially misleading allocations, which may not necessarily reflect the assets that would be required for the operation of the business segments on a stand-alone basis.
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

PSCo’s segment information for the three and nine months ended Sept. 30:

	Three Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues	$915.9	$880.7
Intersegment revenue	0.1	0.1
Total revenues	$916.0	$880.8
Net income	214.5	204.7
Regulated Natural Gas
Operating revenues	$156.4	$153.9
Intersegment revenue	0.1	0.1
Total revenues	$156.5	$154.0
Net income	4.4	0.7
All Other
Operating revenues (a)	$8.8	$9.7
Net loss	(0.5)	(0.9)
Consolidated Total
Operating revenues (a)	$1,081.3	$1,044.5
Reconciling eliminations	(0.2)	(0.2)
Total operating revenues	$1,081.1	$1,044.3
Net income	218.4	204.5
(a)    Operating revenues include $1.1 million of other affiliate revenue for the three months ended Sept. 30, 2020 and 2019.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Regulated Electric
Operating revenues	$2,343.1	$2,314.8
Intersegment revenue	0.3	0.3
Total revenues	$2,343.4	$2,315.1
Net income	377.5	371.9
Regulated Natural Gas
Operating revenues	$674.1	$830.7
Intersegment revenues	—	0.2
Total revenues	$674.1	$830.9
Net income	72.5	77.5
All Other
Operating revenues (a)	$31.7	$31.8
Net income (loss)	5.2	(4.6)
Consolidated Total
Operating revenues (a)	$3,049.2	$3,177.8
Reconciling eliminations	(0.3)	(0.5)
Total operating revenues	$3,048.9	$3,177.3
Net income	455.2	444.8
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

Results of Operations
PSCo’s net income was $455.2 million year-to-date, compared with $444.8 million for the prior year. The increase in year-to-date earnings was driven by higher electric margin (regulatory outcomes offset lower sales due to COVID-19), increased AFUDC and reduced O&M expenses, partially offset by higher depreciation and interest expense.
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
Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Electric revenues	$2,343.1	$2,314.8
Electric fuel and purchased power	(828.3)	(829.5)
Electric margin	$1,514.8	$1,485.3

Changes in electric margin:

(Millions of Dollars)	2020 vs. 2019
Regulatory rate outcome	$49.0
Wholesale transmission revenue (net)	5.0
Conservation and demand side management	4.0
Sales and demand (a)	(37.0)
PTCs flowed back to customers (offset by lower ETR)	(3.1)
Other (net)	11.6
Total increase in electric margin	$29.5
(a)     Sales decline excludes weather impact, net of decoupling.
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2020	2019
Natural gas revenues	$674.1	$830.7
Cost of natural gas sold and transported	(222.1)	(376.7)
Natural gas margin	$452.0	$454.0
Changes in natural gas margin:

(Millions of Dollars)	2020 vs. 2019
Estimated impact of weather	$(5.6)
Retail sales decline	(4.1)
Infrastructure and integrity riders	9.3
Other (net)	(1.6)
Total decrease in natural gas margin	$(2.0)
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $8.2 million, or 1.4% year-to-date, largely reflecting management actions to reduce costs to offset the impact of lower sales from COVID-19. Management actions included allocation of workforce, material and supply management, timing of maintenance activities. In addition, O&M expense decreased due to the outcome of the CPUC's rehearing of the 2019 electric rate case.
Depreciation and Amortization — Depreciation and amortization expense increased $30.3 million, or 6.8% year-to-date. The increase was primarily due to normal system expansion, new electric rates implemented in March 2020 and the in-servicing of the Cheyenne Ridge wind farm, partially offset by a decrease in amortization of pension regulatory assets.
Income Taxes — Income tax expense decreased $8.6 million year-to-date. The decrease was primarily driven by an increase in plant regulatory differences and increased wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was 9.7% year-to-date compared with 11.5% for 2019, largely due to the items referenced above.
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
Except to the extent noted in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 7 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2019 and in Item 2 of PSCo’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2020 and Form 10-Q for the quarterly period ended June 30, 2020, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 Natural Gas Rate Case	$127	February 2020	Received
2019 Electric Rate Case	$158	May 2019	Received
2019 Natural Gas Rate Case Appeal	N/A	April 2019	Pending
Wildfire Protection Rider	$325	July 2020	Pending
Advanced Grid Rider	$850	July 2020	Pending
Additional Information:
2020 Natural Gas Rate Case — In October 2020, the CPUC accepted a recommended decision by the ALJ to approve a comprehensive settlement without modification between PSCo, the CPUC Staff and various intervenors. The rate outcome results in a net increase to retail gas rates of $77 million, reflecting a $94 million increase in base rate revenue, partially offset by $17 million of costs previously authorized through the Pipeline Integrity rider. Rates will be implemented on April 1, 2021 and will be retroactively effective back to November 2020. The settlement is based on:
•A ROE of 9.20%;
•An equity ratio of 55.62%; and
•A historic test year as of Sept. 30, 2019, utilizing a year-end rate base, and incorporating a known and measurable adjustment for the Tungsten to Black Hawk pipeline.
2019 Electric Rate Case — In 2019, PSCo filed a request with the CPUC seeking a net rate increase of $108.4 million, based on a requested ROE of 10.2% and an equity ratio of 55.6%.
In February 2020, the CPUC issued a written decision, resulting in an estimated $34.9 million net base rate revenue increase. The CPUC decision included a 9.3% ROE, an equity ratio of 55.61%, based on a current test year ended Aug. 31, 2019, implementation of decoupling in 2020 and other items.

In May 2020, the CPUC deliberated on PSCo’s request for rehearing and revised its prior decision on the test year calculation, return on prepaid pension and medical assets, a disallowance of a capital investment for the Comanche Unit 3 superheater and Board compensation. In July 2020, the CPUC’s written decision was received. As a result, electric rates will increase approximately $12 million. In October 2020, the CPUC initiated a non-adjudicatory review of Comanche Unit 3’s performance to be handled by the CPUC Staff, consistent with what was signaled during the 2019 Electric Rate Case rehearing. A report is expected to be issued in the first half of 2021.
2019 Natural Gas Rate Case Appeal — In April 2019, PSCo filed an appeal seeking judicial review of the CPUC’s prior ruling regarding PSCo’s last natural gas rate case (approved in December 2018). The appeal requested review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure not based on the actual historical test year; and use of an average rate base methodology rather than a year-end rate base methodology.
In March 2020, The District Court of Denver County ruled in favor of allowing the prepaid pension assets to be included in rate base; but it upheld the CPUC treatment of the retiree medical assets and capital structure methodology. The CPUC did not appeal the decision allowing inclusion of the prepaid pension assets in rate base.
PSCo 2020 Rider Filings
In July 2020, PSCo filed rider requests with the CPUC instead of filing a comprehensive electric rate case in 2020.
Wildfire Protection Rider — Seeks to establish a rider to recover incremental costs associated with system investments to reduce wildfire risk. In August 2020, the CPUC referred it to an ALJ.
Procedural schedule:
•Answer testimony Nov. 20, 2020;
•Rebuttal testimony Dec. 18, 2020;
•Settlement by Jan. 8, 2021;
•Hearing Jan. 14, 2021 - Jan. 15, 2021; and
•Statutory deadline March 24, 2021.
The rider is expected to be effective in June 2021 and continue through 2025. Wildfire Protection capital investment is projected to be approximately $325 million. Forecasted annual revenue requirements from 2021 through 2025 are as follows:

(Millions of Dollars)	2021	2022	2023	2024	2025
Forecasted annual revenue requirement	$17	$24	$29	$32	$34
Advanced Grid Rider — Seeks to establish a rider to recover incremental costs associated with the AGIS initiative. In August 2020, the CPUC referred the matter to an ALJ. In September 2020, the Office of Consumer Counsel filed a motion to dismiss the Advanced Grid Rider.
Procedural schedule:
•Answer testimony Dec. 9, 2020;
•Rebuttal Jan. 8, 2021;
•Settlement by Jan. 20, 2021;
•Hearing Jan. 25, 2021 - Jan 28, 2021; and
•Statutory deadline April 24, 2021.

The rider is expected to be effective in May 2021 and continue through 2025. The PSCo portion of the AGIS capital investment is projected to be approximately $850 million. Forecasted annual revenue requirements from 2021 through 2025 are as follows:

(Millions of Dollars)	2021	2022	2023	2024	2025
Forecasted annual revenue requirement	$53	$69	$83	$89	$99
PSCo KEPCO Filing — In September 2020, PSCo filed with the CPUC for approval to terminate a solar PPA with KEPCO Solar of Alamosa, Inc. and establish a regulatory asset to recover transaction costs of approximately $41 million. By terminating the PPA, customers would save approximately $38 million over an 11-year period. A CPUC decision is expected in the second quarter of 2021.
PSCo — Comanche Unit 3
PSCo is part owner of Comanche Unit 3, a 750 MW, coal-fueled electric generating unit. PSCo is the operating agent under the joint ownership agreement. In June 2020, the unit experienced loss of turbine oil during start-up which damaged the plant. It is currently anticipated that Comanche Unit 3 will recommence operations in the fourth quarter of 2020. Replacement and repair of damaged systems in excess of a $2 million deductible are expected to be recovered through insurance policies. PSCo has obtained replacement power for a portion of the unit’s output through PPAs. In October 2020, the CPUC initiated a non-adjudicatory review of Comanche Unit 3’s performance to be handled by the CPUC Staff, consistent with what was signaled during the 2019 Electric Rate Case rehearing. A report is expected to be issued in the first half of 2021.
Boulder Municipalization
In 2011, Boulder passed a ballot measure authorizing the formation of an electric municipal utility, subject to certain conditions. Subsequently, there have been various legal proceedings in multiple venues.
In September 2020, the City Council voted to approve a settlement between PSCo and Boulder officials to end the city’s municipalization effort. The settlement would result in a 20-year franchise arrangement (with multiple opt-out conditions), an energy partnership and an undergrounding agreement. It also established the municipalization process if Boulder exercised an opt-out. The citizens of Boulder will vote on Nov. 3, 2020, whether to approve or deny the franchise agreement.
PSCo — Natural Gas LDC and Emission Reductions — In October 2020, the CPUC opened a docket to investigate topics related to natural gas emissions in relation to statewide emission reduction goals.
The first meeting will be scheduled in the fourth quarter of 2020, in which subject matter experts will discuss greenhouse emission reductions required from the natural gas industry in regard to the statewide goals.

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
Although we do not expect the impact of COVID-19 to be material to the 2020 results, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition, or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic.
PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2019, which is incorporated herein by reference, as well as other information set forth in this report, which could have a material impact on our financial condition, results of operations and cash flows.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	SEC File or Registration Number	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	001-03280	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	001-03280	3.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

Oct. 29, 2020	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)