Form 10-K
period 2020-12-31
PUBLIC SERVICE CO OF COLORADO
filed 2021-02-17
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020 or

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
Securities registered pursuant to section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 17, 2021, 100 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2021 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 6, 2021. Such information set forth under such heading is incorporated herein by this reference hereto.
Public Service Company of Colorado meets the conditions set forth in General Instructions I(1)(a) and (b) of Form 10-K and is therefore filing this form with reduced disclosure format permitted by General Instruction I(2).

This Form 10-K is filed by Public Service Company of Colorado (PSCo). PSCo is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the Securities and Exchange Commission. This report should be read in its entirety.

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
CEPA	Colorado Energy Plan Adjustment
DSM	Demand side management
DSMCA	DSM cost adjustment
ECA	Retail electric commodity adjustment
FCA	Fuel clause adjustment
GCA	Gas cost adjustment
PCCA	Purchased capacity cost adjustment
PSIA	Pipeline system integrity adjustment
RES	Renewable energy standard
RESA	RES adjustment
SCA	Steam cost adjustment
TCA	Transmission cost adjustment
WCA	Wind cost adjustment

Other
ADIT	Accumulated deferred income taxes
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
ASU	FASB Accounting Standards Update
Boulder	City of Boulder, CO
C&I	Commercial and Industrial
CACJA	Clean Air Clean Jobs Act
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer

CFO	Chief financial officer
CIG	Colorado Interstate Gas Company, LLC
COVID-19	Novel coronavirus
CWA	Clean Water Act
CWIP	Construction work in progress
ELG	Effluent limitations guidelines
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
ITC	Investment tax credit
MDL	Multi-district litigation
MGP	Manufactured gas plant
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
Post-65	Post-Medicare
PPA	Purchased power agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
SERP	Supplemental executive retirement plan
SPP	Southwest Power Pool, Inc.
S&P	Standard & Poor’s Global Ratings
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VaR	Value at Risk
VIE	Variable interest entity
WOTUS	Waters of the U.S.

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including future sales, future bad debt expense, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings and expectations regarding regulatory proceedings, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation to update any forward-looking information.

The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020 (including risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo and its subsidiaries to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

Where to Find More Information
PSCo is a wholly owned subsidiary of Xcel Energy Inc., and Xcel Energy’s website address is www.xcelenergy.com. Xcel Energy makes available, free of charge through its website, its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after the reports are electronically filed with or furnished to the SEC. The SEC maintains an internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically at http://www.sec.gov. The information on Xcel Energy’s website is not a part of, or incorporated by reference in, this annual report on Form 10-K.

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

Natural gas customers	1.4 million
Total assets	$20.4 billion
Rate Base (estimated)	$13.3 billion
ROE (net income / average stockholder's equity)	8.06%
Electric generating capacity	6,223 MW
Gas storage capacity	32.5 Bcf
Electric transmission lines (conductor miles)	24,386 miles
Electric distribution lines (conductor miles)	78,483 miles
Natural gas transmission lines	2,058 miles
Natural gas distribution lines	22,815 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. PSCo had electric sales volume of 33,301 (millions of KWh), 1.5 million customers and electric revenues of $3,116 (millions of dollars) for 2020.

Sales/Revenue Statistics (a)

	2020		2019
KWH sales per retail customer	18,919		19,335
Revenue per retail customer	$1,839		$1,812
Residential revenue per KWh	11.46	¢	11.09	¢
Large C&I revenue per KWh	6.51	¢	6.43	¢
Small C&I revenue per KWh	9.71	¢	9.38	¢
Total retail revenue per KWh	9.72	¢	9.37	¢
(a) See Note 6 to the consolidated financial statements for further information.
Owned and Purchased Energy Generation — 2020
Electric Energy Sources
Total electric generation by source (including energy market purchases) for the year ended Dec. 31, 2020:

*Distributed generation from the Solar*Rewards® program is not included (approximately 618 million KWh for 2020).

Carbon–Free Energy
PSCo’s carbon–free energy portfolio includes wind, hydroelectric and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Carbon–free energy as a percentage of total energy for 2020:
* Includes biomass and hydroelectric.
Wind
Owned — Owned and operated wind farms with corresponding capacity:

2020		2019
Wind Farms	Capacity (a)	Wind Farms	Capacity (b)
2	1,059 MW	1	582 MW
(a)Summer 2020 net dependable capacity.
(b)Summer 2019 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2020		2019
PPAs	Range	PPAs	Range
17	23 MW — 301 MW	20	2 MW — 301 MW
Capacity — Wind capacity:

2020	2019
4,085 MW	3,145 MW
Average Cost (Owned) — Average cost per MWh of wind energy from owned generation:

2020	2019
$35	$47
Average Cost (PPAs) — Average cost per MWh of wind energy under existing PPAs:

2020	2019
$40	$41
Wind Development
PSCo placed approximately 500 MW of owned wind and approximately 500 MW of PPAs into service during 2020:

Project	Capacity
Cheyenne Ridge	477 MW (a)(b)
Various PPAs	~500 MW (c)
(a)Summer 2020 net dependable capacity.
(b)Values disclosed are the maximum generation levels for these wind units. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero).
(c)Based on contracted capacity.
Solar
Solar energy PPAs:

Type	Capacity
Distributed Generation	643 MW
Utility-Scale	306 MW
Total	949 MW
Average Cost (PPAs) — Average cost per MWh of solar energy under existing PPAs:

2020	2019
$89	$89
Other Carbon-Free Energy
PSCo’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.

Fossil Fuel Energy
PSCo’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
PSCo owns and operates coal units with approximately 2,000 MW of total 2020 net summer dependable capacity.
The following are PSCo’s approved coal plant retirements. In addition, PSCo plans to continue to evaluate its coal fleet for other potential early coal plant retirements as part of state resource plans or other regulatory proceedings.

Approved / Authorized
Year	Plant Unit	Capacity
2022	Comanche 1	325 MW
2025	Comanche 2	335 MW
2025	Craig 1	42 MW (a)
2028	Craig 2	40 MW (a)
(a)Based on PSCo’s ownership interest.

Proposed
Year	Plant Unit	Capacity
2027	Hayden 2	98 MW (a)
2028	Hayden 1	135 MW (b)
(a)Based on PSCo’s ownership of 37% of Unit 2.
(b)Based on PSCo’s ownership of 76% of Unit 1.
Coal Fuel Cost
Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements:

	Coal
	Cost	Percent
2020	$1.41	51%
2019	1.45	55
Plans for our remaining Colorado coal fleet will be outlined when PSCo submits its 2021 resource plan, which is expected to be filed in March 2021.
Natural Gas
PSCo has six natural gas plants with approximately 2,900 MW of total 2020 net summer dependable capacity.
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

Natural Gas Cost
Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements:

	Natural Gas
	Cost	Percent
2020	3.01	49
2019	3.27	45
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (in MW)
2020		2019
6,899	Aug. 17	7,111	July 19
Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to homes and businesses. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. PSCo owns more than 24,000 conductor miles of transmission lines across its service territory.
During 2020, PSCo completed the following transmission projects:

Project	Miles	Size
Pawnee-Daniels Park	113	345 KV
Cheyenne Ridge	73	345 KV
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to homes and businesses. PSCo has a vast distribution network, owning and operating approximately 79,000 conductor miles of distribution lines across our service territory, both above ground and underground. To continue providing reliable, affordable electric service and enable more flexibility for customers, we are working to digitize the distribution grid, while at the same time keeping it secure.
See Item 2 - Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. PSCo had natural gas deliveries of 324,533 (thousands of MMBtu), 1.4 million customers and natural gas revenues of $1,024 (millions of dollars) for 2020.

Sales/Revenue Statistics (a)

	2020	2019
MMBtu sales per retail customer	101.10	109.80
Revenue per retail customer	$632.11	$748.34
Residential revenue per MMBtu	6.47	7.02
C&I revenue per MMBtu	5.70	6.33
Transportation and other revenue per MMBtu	0.65	0.56
(a) See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2020		2019
MMBtu	Date	MMBtu	Date
1,931,888	Feb. 4	2,139,420	March 3
Natural Gas Supply and Costs
PSCo seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increase flexibility, decreases interruption and financial risks and economical rates. In addition, PSCo conducts natural gas price hedging activities approved by its state’s commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2020	2019
$2.52	$2.95
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
Colorado has incentives for the development of rooftop solar, community solar gardens and other distributed energy resources. Distributed generating resources are potential competitors to PSCo’s electric service business with these incentives and federal tax subsidies.
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. PSCo’s wholesale customers can purchase their output from generation resources of competing suppliers or non-contracted quantities and use the transmission system of PSCo on a comparable basis to serve their native load.
FERC Order No. 1000 established competition for construction and operation of certain new electric transmission facilities. State utility commissions have also created resource planning programs that promote competition for electric generation resources used to provide service to retail customers.

PSCo has franchise agreements with cities subject to periodic renewal; however, a city could seek alternative means to access electric power or gas, such as municipalization.
While facing these challenges, PSCo believes its rates and services are competitive with alternatives currently available.

Public Utility Regulation
See Item 7 for discussion of public utility regulation.

Environmental
Environmental Regulation
Our facilities are regulated by federal and state agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid wastes and hazardous substances. Certain PSCo activities require registrations, permits, licenses, inspections and approvals from these agencies. PSCo has received necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Our facilities operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine when or to what extent additional facilities or modifications of existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have. We may be required to incur expenditures in the future for remediation of MGP and other sites if it is determined that prior compliance efforts are not sufficient.
The Denver North Front Range Non-attainment Area does not meet either the 2008 or 2015 ozone National Ambient Air Quality Standard. Colorado will continue to consider further reductions available in the non-attainment area as it develops plans to meet ozone standards. Gas plants which operate in PSCo’s non-attainment area may be required to improve or add controls, implement further work practices and/or enhanced emissions monitoring as part of future Colorado state plans.
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. PSCo has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs.
In July 2019, the EPA adopted the Affordable Clean Energy rule, which required states to develop plans by 2022 for GHG reductions from coal-fired power plants. In a Jan. 19, 2021 decision, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision, if not successfully appealed or reconsidered, would allow the EPA to proceed with alternate regulation of coal-fired power plants, either reviving the Clean Power Plan or proposing additional regulation. It is too early to predict an outcome, but new rules could require substantial additional investment, even in plants slated for retirement. PSCo believes, based on prior state commission practices, the cost of these initiatives or replacement generation would be recoverable through rates.
PSCo seeks to address climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner.

Employees
As of Dec. 31, 2020, PSCo had 2,378 full-time employees and no part-time employees, of which 1,882 were covered under collective-bargaining agreements.

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
Oversight of Risk and Related Processes
PSCo’s Board of Directors is responsible for the oversight of material risk and maintaining an effective risk monitoring process. Management and the Board of Directors’ committees have responsibility for overseeing the identification and mitigation of key risks.
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
Other uncertainties and risks inherent in operating and maintaining PSCo's facilities include, but are not limited to:
•Risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned.
•Failures in the availability, acquisition or transportation of fuel or other necessary supplies.
•The impact of unusual or adverse weather conditions and natural disasters, including, but not limited to, tornadoes, icing events, floods and droughts.
•Performance below expected or contracted levels of output or efficiency (e.g., performance guarantees).
•Availability of replacement equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Inability to identify, manage properly or mitigate equipment defects.
•Use of new or unproven technology.
•Risks associated with dependence on a specific type of fuel or fuel source, such as commodity price risk, availability of adequate fuel supply and transportation and lack of available alternative fuel sources.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with these regulations and systematically monitor and renew infrastructure over time; however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
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
Most electric utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals, develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g, increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
Changing customer expectations and technologies are requiring significant investments in advanced grid infrastructure, which increases exposure to technology obsolescence. Additionally, evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may put pressure on our ability to recover capital investments in natural gas generation and delivery.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. Additionally, multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We are subject to longer-term availability of inputs such as coal, natural gas, uranium and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
We are subject to commodity risks and other risks associated with energy markets and energy production.
In the event fuel costs increase, customer demand could decline and bad debt expense may rise, which may have a material impact on our results of operations. Despite existing fuel recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows and liquidity.
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
Commodity price changes can affect the value of our commodity trading derivatives. We mark certain derivatives to estimated fair market value on a daily basis. Settlements can vary significantly from estimated fair values recorded and significant changes from the assumptions underlying our fair value estimates could cause earnings variability. The management of risks associated with hedging and trading is based, in part, on programs and procedures which utilize historical prices and trends.
Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing, PSCo is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, PSCo cannot fully assure that its controls will be effective against all potential risks, including, without limitation, employee misconduct. If such controls are not effective, PSCo’s results of operations, financial condition or cash flows could be materially impacted.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
Specialized knowledge is required of our technical employees for construction and operation of transmission, generation and distribution assets. Our business strategy is dependent on our ability to recruit, retain and motivate employees. There is competition and a tightening market for skilled employees. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
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
We have historically paid quarterly dividends to Xcel Energy Inc. In 2020, 2019 and 2018 we paid $831 million, $457 million and $375 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for PSCo is imposed by its credit facility, which limits the debt-to-total capitalization ratio.
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
There can also be no assurance that our regulatory commissions will judge all our costs to be prudent, which could result in disallowances, or that the regulatory process will always result in rates that will produce full recovery. Overall, management believes prudently incurred costs are recoverable given the existing regulatory framework. However, there may be changes in the regulatory environment that could impair our ability to recover costs historically collected from customers, or we could exceed caps on capital costs required by commissions and result in less than full recovery.
Changes in the long-term cost-effectiveness or to the operating conditions of our assets may result in early retirements of utility facilities. While regulation typically provides cost recovery relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
We cannot be assured that our current credit ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any credit ratings downgrade could lead to higher borrowing costs and could impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade.

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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., the California Independent System Operator, SPP, PJM Interconnection, LLC, Midcontinent Independent System Operator, Inc. and the Electric Reliability Council of Texas), in which any credit losses are socialized to all market participants.
We have additional indirect credit exposure to financial institutions from letters of credit provided as security by power suppliers under various purchased power contracts. If any of the credit ratings of the letter of credit issuers were to drop below investment grade, the supplier would need to replace that security with an acceptable substitute. If the security were not replaced, the party could be in default under the contract.
As we are a subsidiary of Xcel Energy Inc., we may be negatively affected by events impacting the credit or liquidity of Xcel Energy Inc. and its affiliates.
If either S&P or Moody’s were to downgrade Xcel Energy Inc.’s debt securities below investment grade, it would increase Xcel Energy Inc.’s cost of capital and restrict its access to the capital markets. This could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
As of Dec. 31, 2020, Xcel Energy Inc. and its utility subsidiaries had approximately $19.6 billion of long-term debt and $1.0 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2020, Xcel Energy had guarantees outstanding with a $2 million maximum stated amount and immaterial exposure. Xcel Energy also had additional guarantees of $60 million at Dec. 31, 2020 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
Increasing costs of our defined benefit retirement plans and employee benefits may adversely affect our results of operations, financial condition or cash flows.
We have defined benefit pension and postretirement plans that cover most of our employees. Assumptions related to future costs, return on investments, interest rates and other actuarial assumptions have a significant impact on our funding requirements of these plans. Estimates and assumptions may change. In addition, the Pension Protection Act sets the minimum funding requirements for defined benefit pension plans. Therefore, our funding requirements and contributions may change in the future. Also, the payout of a significant percentage of pension plan liabilities in a single year due to high numbers of retirements or employees leaving PSCo would trigger settlement accounting and could require PSCo to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future obligations and benefit costs.
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
PSCo collects estimated federal, state and local tax payments through regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value of various tax credits or the timeliness of their utilization may impact the economics or selection of resources.If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices.
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
The global outbreak of COVID-19 is impacting countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding the pandemic, the duration and magnitude of business restrictions, re-shut downs, if any, and the level and pace of economic recovery. While we are implementing contingency plans, there are no guarantees these plans will be sufficient to offset the impact of COVID-19.
Although the impact of the pandemic to the 2020 results was largely mitigated due to management’s actions, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic. The impact of COVID-19 may exacerbate other risks discussed herein, which could have a material effect on us. The situation is evolving and additional impacts may arise.
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
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility.
We also face the risks of possible loss of business due to significant events such as severe storms, severe temperature extremes, wildfires, widespread pandemic, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a workforce disruption.
In addition, major catastrophic events throughout the world may disrupt our business. Xcel Energy participates in a global supply chain, which includes materials and components that are globally sourced. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to reliably serve our customers.
A major disruption could result in a significant decrease in revenues and additional costs to repair assets, which could have a material impact on our results of operations, financial condition or cash flows.
PSCo participates in grid security and emergency response exercises (GridEx). These efforts, led by the NERC, test and further develop the coordination, threat sharing and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid.
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
Our supply chain for procurement of digital equipment and services may expose software or hardware to these risks and could result in a breach or significant costs of remediation. We are unable to quantify the potential impact of cyber security threats or subsequent related actions. Cyber security incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third-party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
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
Legislative and regulatory responses related to climate change may create financial risk as our facilities may be subject to additional regulation at either the state or federal level in the future. International agreements could additionally lead to future federal or state regulations.
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius.
The Biden Administration will establish a new nationally determined contribution for the United States. The Paris Agreement could result in future additional GHG reductions in the United States. In addition, the Biden Administration has announced plans to implement new climate change programs, including potential regulation of GHG emissions targeting the utility industry.
The Biden Administration has also announced a one year suspension of new oil and natural gas drilling on federal lands to allow for a review of oil and gas leasing regulations. The form of these regulations is uncertain, but, depending on the requirements imposed in the short and long term, they could impose substantial costs on our oil and gas customers or result in substantial increases to the cost of fuel we use in our electricity and gas businesses.
Many states and localities continue to pursue their own climate policies. The steps Xcel Energy has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation or retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies.
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
In the event of serious incidents, these agencies may pursue penalties. In addition, certain states have the authority to impose substantial penalties. If a serious reliability, cyber or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
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
Environmental laws and regulations can also require us to restrict or limit the output of facilities or the use of certain fuels, shift generation to lower-emitting facilities, install pollution control equipment, clean up spills and other contamination and correct environmental hazards. Failure to meet requirements of environmental mandates may result in fines or penalties. We may be required to pay all or a portion of the cost to remediate sites where our past activities, or the activities of other parties, caused environmental contamination.
Changes in environmental policies and regulations or regulatory decisions may result in early retirements of our generation facilities. While regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows if our regulators do not allow us to recover the cost of capital investment or O&M costs incurred to comply with the requirements.
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
Climate change may impact the economy, which could impact our sales and revenues. The price of energy has an impact on the economic health of our communities. The cost of additional regulatory requirements, such as regulation of GHG, could impact the availability of goods and prices charged by our suppliers which would normally be borne by consumers through higher prices for energy and purchased goods. To the extent financial markets view climate change and emissions of GHGs as a financial risk, this could negatively affect our ability to access capital markets or cause us to receive less than ideal terms and conditions.
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
While we carry liability insurance, given an extreme event, if PSCo was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants and increase the cost for energy. We may not recover all costs related to mitigating these physical and financial risks.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of PSCo is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit	Fuel	Installed	MW (a)
Steam:
Comanche-Pueblo, CO (b)
Unit 1	Coal	1973	325
Unit 2	Coal	1975	335
Unit 3	Coal	2010	500	(c)
Craig-Craig, CO, 2 Units (d)	Coal	1979 - 1980	82	(e)
Hayden-Hayden, CO, 2 Units (h)	Coal	1965 - 1976	233	(f)
Pawnee-Brush, CO, 1 Unit	Coal	1981	505
Cherokee-Denver, CO, 1 Unit	Natural Gas	1968	310
Combustion Turbine:
Blue Spruce-Aurora, CO, 2 Units	Natural Gas	2003	264
Cherokee-Denver, CO, 3 Units	Natural Gas	2015	576
Fort St. Vrain-Platteville, CO, 6 Units	Natural Gas	1972 - 2009	968
Rocky Mountain-Keenesburg, CO, 3 Units	Natural Gas	2004	580
Various locations, 8 Units	Natural Gas	Various	251
Hydro:
Cabin Creek-Georgetown, CO
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 8 Units	Hydro	Various	25
Wind:
Rush Creek, CO, 300 units	Wind	2018	582	(g)
Cheyenne Ridge, CO, 229 units	Wind	2020	477	(g)
		Total	6,223
(a)    Summer 2020 net dependable capacity.
(b)    In 2018, the CPUC approved early retirement of PSCo’s Comanche Units 1 and 2 in 2022 and 2025, respectively.
(c)    Based on PSCo’s ownership of 67%.
(d)    Craig Unit 1 and 2 are expected to be retired early in 2025 and 2028, respectively.
(e)    Based on PSCo’s ownership of 10%.
(f)    Based on PSCo’s ownership of 76% of Unit 1 and 37% of Unit 2.
(g)    Values disclosed are the generation levels at the point-of-interconnection. Capacity is attainable only when wind conditions are sufficiently available (on-demand net dependable capacity is zero).
(h)    Hayden Unit 1 and 2 are expected to be retired in 2028 and 2027, respectively.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2020:

Conductor Miles
Transmission
345 KV	5,389
230 KV	12,131
138 KV	92
115 KV	5,092
Less than 115 KV	1,682
Total Transmission	24,386

Distribution
Less than 115 KV	78,483

Total	102,869

PSCo had 236 electric utility transmission and distribution substations at Dec. 31, 2020.
Natural gas utility mains at Dec. 31, 2020:

Miles
Transmission	2,058
Distribution	22,815

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PSCo is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the consolidated financial statements for further information.
The dividends declared during 2020 and 2019 were as follows:

(Millions of Dollars)	2020	2019
First quarter	$103	$99
Second quarter	465	105
Third quarter	128	97
Fourth quarter	128	177

ITEM 6 — SELECTED FINANCIAL DATA
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
Electric and Natural Gas Margins
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for electric fuel and purchased power and the cost of natural gas are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.Management believes electric and natural gas margins provide the most meaningful basis for evaluating our operations because they exclude the revenue impact of fluctuations in these expenses.
These margins can be reconciled to operating income, a GAAP measure, by including other operating revenues, cost of sales-other, O&M expenses, conservation and DSM expenses, depreciation and amortization and taxes (other than income taxes).
Earnings Adjusted for Certain Items (Ongoing Earnings)
Ongoing earnings reflect adjustments to GAAP earnings (net income) for certain items.
Management uses these non-GAAP financial measures to evaluate and provide details of PSCo’s core earnings and underlying performance. Management believes these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of PSCo. For the years ended Dec. 31, 2020 and 2019, there were no adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2020 Comparison to 2019
PSCo’s net income was $588 million for 2020, compared with $578 million for 2019. The increase reflected higher electric margin (wholesale transmission revenue and regulatory outcomes offset lower sales due to COVID-19), increased AFUDC and higher natural gas margin, offset by additional depreciation and taxes (other than income taxes).
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal. However, these fluctuations have minimal impact on margin due to fuel recovery mechanisms. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and margin (offset by lower tax expense).
Electric Revenues and Margin:

(Millions of Dollars)	2020	2019
Electric revenues	$3,116	$3,033
Electric fuel and purchased power	(1,132)	(1,083)
Electric margin	$1,984	$1,950
Changes in Electric Margin:

(Millions of Dollars)	2020 vs. 2019
Regulatory rate outcomes	$73
Non-fuel riders	16
Wholesale transmission revenue (net)	12
Conservation incentive	3
Estimated impact of weather (net of decoupling)	(2)
PTCs flowed back to customers (offset by lower ETR)	(17)
Sales and demand (a)	(49)
Other (net)	(2)
Total increase in electric margin	$34
(a)Sales excludes weather impact, net of decoupling, and demand revenue is not impacted by decoupling.
Natural Gas Margin
Natural gas expense varies with changing sales and cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on margin due to cost recovery mechanisms.
Natural Gas Revenues and Margin:

(Millions of Dollars)	2020	2019
Natural gas revenues	$1,024	$1,161
Cost of natural gas sold and transported	(374)	(526)
Natural gas margin	$650	$635
Changes in Natural Gas Margin:

(Millions of Dollars)	2020 vs. 2019
Regulatory rate outcomes	$19
Infrastructure and integrity riders	11
Conservation incentive	1
Estimated impact of weather	(11)
Transport sales	(2)
Sales decline	(2)
Other	(1)
Total increase in natural gas margin	$15
Non-Fuel Operating Expenses and Other Items
Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased $28 million, or 14%, year-to-date, primarily due to higher property taxes.
Depreciation and Amortization — Depreciation and amortization increased $53 million, or 9%, year-to-date, primarily driven by normal system expansion, new depreciation rates implemented in March 2020 and the Cheyenne Ridge wind farm going into service. The increase in depreciation was partially offset by a decrease in amortization of the pension regulatory asset.
AFUDC, Equity and Debt — AFUDC increased by $16 million year-to-date, primarily due to the Cheyenne Ridge wind farm.
Income Taxes — Income tax expense decreased $35 million for 2020, primarily driven by an increase in wind PTCs and an increase in plant-related regulatory differences. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. The ETR was 7.1% for 2020 compared with 12.2% for 2019, largely due to the adjustments referenced above.

Public Utility Regulation
The FERC and state and local regulatory commissions regulate PSCo. PSCo is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Colorado.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. Our utility subsidiaries request changes in rates for utility services through filings with governing commissions. Changes in operating costs can affect PSCo’s financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital.
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact PSCo’s results of operations.
See Rate Matters within Note 10 to the consolidated financial statements for further information.
Summary of Regulatory Agencies / RTO and Areas of Jurisdiction

Regulatory Body / RTO	Additional Information on Regulatory Authority
CPUC	Retail rates, accounts, services, issuance of securities and other aspects of electric, natural gas and steam operations. Pipeline safety compliance.
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

DOT	Pipeline safety compliance.

Recovery Mechanisms

Mechanism	Additional Information
ECA	Recovers fuel and purchased energy costs. Short-term sales margins are shared with customers through the ECA. The ECA is revised quarterly.
PCCA	Recovers purchased capacity payments.
SCA	Recovers fuel costs to operate the steam system. The SCA rate is revised quarterly.
DSMCA	Recovers electric and gas DSM, interruptible service costs and performance initiatives for achieving energy savings goals.
RESA	Recovers the incremental costs of compliance with the RES with a maximum of 1% of the customer’s bill.
CEPA	Recovers the early retirement costs of Comanche units 1 and 2 to a maximum of 1% of the customer’s bill.
WCA	Recovers costs for customers who choose renewable resources.
TCA	Recovers costs for transmission investment between rate cases.
CACJA	Recovers costs associated with the CACJA.
FCA
PSCo recovers fuel and purchased energy costs from wholesale electric customers through a fuel cost adjustment clause approved by the FERC. Wholesale customers pay production costs through a forecasted formula rate subject to true-up.

GCA	Recovers costs of purchased natural gas and transportation and is revised quarterly to allow for changes in natural gas rates.
PSIA	Recovers costs for transmission and distribution pipeline integrity management programs.
Decoupling	Mechanism to true-up revenue to a baseline amount for residential (excluding lighting and demand) and metered non-demand small C&I classes. Represents approximately $51M for differences in sales to the baseline amount. Amounts refunded or surcharged to customers may be limited to a refund cap.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
2020 Natural Gas Rate Case	$77	February 2020	Received
2019 Electric Rate Case	108	May 2019	Received
2019 Natural Gas Rate Case Appeal	N/A	April 2019	Pending
Wildfire Protection Rider	325	July 2020	Pending
Transportation Electrification Plan Rider	110 - 138	May 2020	Received
Additional Information:
2020 Natural Gas Rate Case — In October 2020, the CPUC approved a settlement resulting in a net increase of $77 million. This increase reflects a $94 million increase in base rate revenue, partially offset by $17 million of costs previously recovered through the Pipeline Integrity rider. Rates will be implemented on April 1, 2021 (retroactive to November 2020).
2019 Electric Rate Case — In 2019, PSCo filed a request with the CPUC seeking a net rate increase of approximately $108 million. In February 2020, the CPUC issued an initial decision for a net rate increase of $35 million. In July 2020, the CPUC’s final written decision on rehearing was received and resulted in an additional increase of approximately $12 million annually.
In December 2020, the CPUC denied PSCo’s request of a $5 million surcharge for changes to the revenue increase from the effective date of rates, based on the CPUC’s decision on rehearing. PSCo has appealed this decision with the District Court of Denver County.

2019 Phase I Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gain on sales and losses of assets, oil and gas royalty revenues and Board of Director’s equity compensation. PSCo plans to seek consolidation of this appeal with the appeal of the surcharge decision in this same proceeding.
2019 Natural Gas Rate Case Appeal — In April 2019, PSCo filed an appeal seeking judicial review of the CPUC’s prior ruling regarding PSCo’s natural gas rate case (filed in June 2017 and approved in December 2018). The appeal requested review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure not based on the actual historical test year; and use of an average rate base methodology rather than a year-end rate base methodology.
In March 2020, The District Court of Denver County ruled in favor of allowing the prepaid pension assets to be included in rate base; but upheld the CPUC’s treatment of the retiree medical assets and capital structure methodology. In March 2021, PSCo expects to file a motion to implement the District Court’s decision on treatment of the prepaid pension asset for the applicable period of Jan. 1, 2018 through Oct. 31, 2020.
Wildfire Protection Rider — In 2020, PSCo requested to establish a rider to recover incremental costs associated with system investments to reduce wildfire risk. The rider would be effective in June 2021 and continue through 2025. The Office of Consumer Counsel and CPUC Staff are supportive of the wildfire mitigation program as proposed, but oppose rider recovery and instead recommend deferral of certain costs with recovery in a future rate case. A CPUC decision is expected in the second quarter of 2021.
Wildfire Protection capital investment is projected to be approximately $325 million. Forecasted annual revenue requirements from 2021 through 2025:

(Millions of Dollars)	2021	2022	2023	2024	2025
Forecasted annual revenue requirement	$17	$24	$29	$32	$34
Transportation Electrification Plan — In January 2021, the CPUC approved PSCo's Transportation Electrification Plan, which authorizes rider recovery of new electric vehicle utility programs for the residential, commercial, multi-family and public charging sectors. The approval establishes utility-owned charging infrastructure and chargers and amortization of rebates for electric vehicles. The Transportation Electrification Plan approval authorizes approximately $110 million in spending with flexibility up to approximately $138 million over three years.
Advanced Grid Rider
In 2020, PSCo requested to establish a rider to recover incremental costs associated with the Advanced Grid Intelligence and Security initiative. The rider would be effective in May 2021 and continue through 2025. In October 2020, an Administrative Law Judge issued The Recommended Decision granting the Office of Consumer Counsel motion to dismiss the Advanced Grid Rider. PSCo has chosen not to appeal the Administrative Law Judge’s Recommended Decision.
The PSCo portion of the Advanced Grid Intelligence and Security capital investment is projected to be approximately $850 million. Forecasted annual revenue requirements from 2021 through 2025 are as follows:

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
Natural Gas LDC and Emission Reductions
In October 2020, the CPUC opened a docket to investigate topics related to natural gas emissions in relation to statewide emission reduction goals. The first meeting was held in November 2020, in which subject matter experts discussed greenhouse emission reductions required from the natural gas industry in regard to the statewide goals.
Resource Plan
PSCo is expected to file its next Electric Resource Plan on March 31, 2021. The filing will propose the future of the remaining coal plants in Colorado and PSCo’s plan to achieve it’s 80% carbon emissions reduction target by 2030. A CPUC decision is expected in 2022.
PSCo — Comanche Unit 3
PSCo is part owner and operator of Comanche Unit 3, a 750 MW, coal-fueled electric generating unit. In January 2020, the unit experienced a turbine failure causing the unit to be taken offline for repairs, which were completed in June 2020. During start-up the unit experienced a loss of turbine oil, which damaged the plant. Comanche Unit 3 recommenced operations in January 2021. Replacement and repair of damaged systems in excess of a $2 million deductible are expected to be recovered through insurance policies. PSCo obtained replacement power costs of approximately $16 million during the outage. In October 2020, the CPUC initiated a non-adjudicatory review of Comanche Unit 3’s performance. A report on performance is expected to be issued in March 2021. At this stage of the regulatory review, the resulting recommendations of the CPUC’s staff cannot be determined.
Boulder Municipalization
In 2011, Boulder passed a ballot measure authorizing the formation of an electric municipal utility. Subsequently, there have been various legal proceedings in multiple venues.
In September 2020, the City Council voted to approve a settlement between PSCo and Boulder officials to end the city’s municipalization effort. The settlement resulted in a 20-year franchise arrangement (with multiple opt-out conditions), an energy partnership and an undergrounding agreement. It also established the municipalization process if Boulder exercised an opt-out. In December 2020, PSCo filed the franchise agreement with the CPUC and is currently awaiting a decision.
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
Energy Markets — PSCo is working towards joining the Western Energy Imbalance Market in 2022. This market was developed by the California ISO and allows PSCo access to a real-time energy market. The Western Energy Imbalance Market allows participants to buy and sell power close to the time electricity is consumed and gives system operators real-time visibility across neighboring grids. The result improves balancing supply and demand at a lower cost.
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
PSCo is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While PSCo expects that the counterparties will perform under the contracts underlying its derivatives, the contracts expose PSCo to certain credit and non-performance risk.
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

Fair value of net commodity trading contracts as of Dec. 31, 2020:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
PSCo (a)	$—	$1	$—	$—	$1
PSCo (b)	(25)	(39)	(13)	—	(77)
	$(25)	$(38)	$(13)	$—	$(76)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
PSCo (b)	$13	$16	$1	$—	$30
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2020	2019
Fair value of commodity trading net contracts outstanding at Jan. 1	$(57)	$1
Contracts realized or settled during the period	2	(11)
Commodity trading contract additions and changes during the period	9	(47)
Fair value of commodity trading net contracts outstanding at Dec.31	$(46)	$(57)
At Dec. 31, 2020, a 10% increase in market prices for commodity trading contracts through the forward curve would increase pretax income from continuing operations by approximately $7 million, whereas a 10% decrease would decrease pretax income from continuing operations by approximately $7 million. At Dec. 31, 2019, a 10% increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $3 million, whereas a 10% decrease would decrease pretax income from continuing operations by approximately $3 million. Market price movements can exceed 10% under abnormal circumstances.
PSCo’s commodity trading operations measure the outstanding risk exposure to price changes on contracts and obligations that have been entered into, but not closed, using an industry standard methodology known as VaR. VaR expresses the potential change in fair value on the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2020	$1	$3	$1	$2	$1
2019	< 1	3	1	1	< 1

Interest Rate Risk — PSCo is subject to interest rate risk. PSCo’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
A 100 basis point change in the benchmark rate on PSCo’s variable rate debt would impact pretax interest expense annually by an immaterial amount in 2020 and 2019, respectively.
See Note 8 to the consolidated financial statements for further information.
Credit Risk — PSCo is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. PSCo maintains credit policies intended to minimize overall credit risk and actively monitor these policies to reflect changes and scope of operations.
At Dec. 31, 2020, a 10% increase in commodity prices would have resulted in an immaterial increase in credit exposure, while a decrease in prices of 10% would have resulted in an immaterial decrease in credit exposure. At Dec. 31, 2019, a 10% increase in commodity prices would have resulted in a decrease in credit exposure of $3 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $7 million.
PSCo conducts credit reviews for all counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase PSCo’s credit risk.
Fair Value Measurements
PSCo uses derivative contracts such as futures, forwards, interest rate swaps, options and FTRs to manage commodity price and interest rate risk. Derivative contracts, with the exception of those designated as normal purchase-normal sale contracts, are reported at fair value.
PSCo’s investments held in rabbi trusts, pension and other postretirement funds are also subject to fair value accounting.
Commodity Derivatives — PSCo continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. The impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2020.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are recorded as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at Dec. 31, 2020.
See Notes 8 and 9 to the consolidated financial statements for further information.

Natural Gas Fuel and Electricity Purchases
In February 2021, the United States experienced winter storm Uri and extreme cold temperatures in the central United States. This severe weather event increased the demand for natural gas used in our electric and natural gas businesses. Certain operational assets were impacted by extreme cold temperatures and the cold further impacted the availability of renewable generation across the region (which typically acts as a hedge against commodity prices) contributing to extremely high market prices for natural gas and electricity. As a result, electric and natural gas fuel costs increased approximately $650 million. These amounts are preliminary estimates through Feb. 16, 2021 and are subject to final settlement.
PSCo has fuel recovery mechanisms to recover the increased cost of natural gas and electricity. However, given the impact of these higher costs to our customers during a pandemic, we expect our regulator to undertake a heightened review and we intend to work with our commission to recover these costs over time to help mitigate the impacts on customer bills. PSCo is taking action to increase planned debt issuances to ensure adequate liquidity for the timing difference between fuel payments and revenue collection from customers and to address any potential need to post collateral.

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
PSCo management assessed the effectiveness of PSCo’s internal control over financial reporting as of Dec. 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2020, PSCo’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ BEN FOWKE	/s/ BRIAN J. VAN ABEL
Ben Fowke	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 17, 2021	Feb. 17, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and Board of Directors of Public Service Company of Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of Colorado and subsidiaries (the "Company") as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, cash flows and common stockholder's equity, for each of the three years in the period ended December 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matter
The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Regulatory Assets and Liabilities - Impact of Rate Regulation on the Financial Statements — Refer to Notes 4 and 10 to the consolidated financial statements.
Critical Audit Matter Description
The Company is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Colorado. The Company is also subject to the jurisdiction of the Federal Energy Regulatory Commission for its wholesale electric operations, hydroelectric generation licensing, accounting practices, wholesale sales for resale, transmission of electricity in interstate commerce, compliance with North American Electric Reliability Corporation standards, asset transactions and mergers and natural gas transactions in interstate commerce, (collectively with state utility regulatory agencies, the “Commissions”). Management has determined it meets the requirements under accounting principles generally accepted in the United States of America to prepare its financial statements applying the specialized rules to account for the effects of cost-based rate regulation. Accounting for the economics of rate regulation affects multiple financial statement line items and disclosures, including property, plant and equipment, regulatory assets and liabilities, operating revenues and expenses, and income taxes.
The Company is subject to regulatory rate setting processes. Rates are determined and approved in regulatory proceedings based on an analysis of the Company’s costs to provide utility service and a return on, and recovery of, the Company’s investment in assets required to deliver services to customers. Accounting for the Company’s regulated operations provides that rate-regulated entities report assets and liabilities consistent with the recovery of those incurred costs in rates, if it is probable that such rates will be charged and collected. The Commissions’ regulation of rates is premised on the full recovery of incurred costs and a reasonable rate of return on invested capital. Decisions by the Commissions in the future will impact the accounting for regulated operations, including decisions about the amount of allowable costs and return on invested capital included in rates and any refunds that may be required. In the rate setting process, the Company’s rates result in the recording of regulatory assets and liabilities based on the probability of future cash flows. Regulatory assets generally represent incurred or accrued costs that have been deferred because future recovery from customers is probable. Regulatory liabilities generally represent amounts that are expected to be refunded to customers in future rates or amounts collected in current rates for future costs.

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of (1) recovery in future rates of incurred costs, (2) a disallowance of part of the cost of recently completed plant, and 3) a refund due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to the uncertainty of future decisions by the Commissions included the following, among others:
•We tested the effectiveness of management’s controls over the evaluation of the likelihood of (1) the recovery in future rates of costs deferred as regulatory assets, and (2) a refund or a future reduction in rates that should be reported as regulatory liabilities. We also tested the effectiveness of management’s controls over the recognition of regulatory assets or liabilities and the monitoring and evaluation of regulatory developments that may affect the likelihood of recovering costs in future rates or of a future reduction in rates.
•We evaluated the Company’s disclosures related to the impacts of rate regulation, including the balances recorded and regulatory developments.
•We read relevant regulatory orders issued by the Commissions for the Company, regulatory statutes, interpretations, procedural memorandums, filings made by intervenors, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. If the full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance. We evaluated the external information and compared to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 17, 2021

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2020	2019	2018
Operating revenues
Electric	$3,116	$3,033	$3,031
Natural gas	1,024	1,161	1,015
Other	43	43	40
Total operating revenues	4,183	4,237	4,086

Operating expenses
Electric fuel and purchased power	1,132	1,083	1,157
Cost of natural gas sold and transported	374	526	428
Cost of sales — steam and other	13	17	15
Operating and maintenance expenses	811	810	788
Demand side management expenses	141	136	142
Depreciation and amortization	655	602	561
Taxes (other than income taxes)	234	206	202
Total operating expenses	3,360	3,380	3,293

Operating income	823	857	793

Other (expense) income, net	(1)	3	2
Allowance for funds used during construction — equity	35	22	56

Interest charges and financing costs
Interest charges — includes other financing costs of $7, $7 and $7, respectively	238	235	208
Allowance for funds used during construction — debt	(14)	(11)	(22)
Total interest charges and financing costs	224	224	186

Income before income taxes	633	658	665
Income tax expense	45	80	113
Net income	$588	$578	$552
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2020	2019	2018
Net income	$588	$578	$552

Other comprehensive income (loss)

Pension and retiree medical benefits:
Reclassification of loss (gain) to net income, net of tax of $1, $(1) and $—, respectively	2	(3)	—
Derivative instruments:
Reclassification of loss to net income, net of tax of $—, $— and $—, respectively	1	2	1

Total other comprehensive income (loss)	3	(1)	1
Total comprehensive income	$591	$577	$553
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2020	2019	2018
Operating activities
Net income	$588	$578	$552
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	656	607	566
Deferred income taxes	2	97	24
Allowance for equity funds used during construction	(35)	(22)	(56)
Provision for bad debts	24	17	16
Net realized and unrealized hedging and derivative transactions	(14)	62	(6)
Changes in operating assets and liabilities:
Accounts receivable	(51)	(22)	(43)
Accrued unbilled revenues	(5)	20	(18)
Inventories	(27)	(27)	(20)
Prepayments and other	(8)	(29)	13
Accounts payable	(14)	(44)	69
Net regulatory assets and liabilities	58	35	(15)
Other current liabilities	45	—	(13)
Pension and other employee benefit obligations	(41)	(47)	(44)
Other, net	(4)	3	(17)
Net cash provided by operating activities	1,174	1,228	1,008

Investing activities
Utility capital/construction expenditures	(1,671)	(1,691)	(1,577)
Investments in utility money pool arrangement	(122)	(641)	(634)
Repayments from utility money pool arrangement	122	641	654
Net cash used in investing activities	(1,671)	(1,691)	(1,557)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	136	(307)	307
Borrowings under utility money pool arrangement	1,189	100	780
Repayments under utility money pool arrangement	(1,171)	(61)	(780)
Proceeds from issuance of long-term debt	735	928	691
Repayments of long-term debt	(400)	(400)	(300)
Capital contributions from parent	856	638	252
Dividends paid to parent	(831)	(457)	(375)
Net cash provided by financing activities	514	441	575

Net change in cash and cash equivalents	17	(22)	26
Cash and cash equivalents at beginning of period	11	33	7
Cash and cash equivalents at end of period	$28	$11	$33

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(211)	$(209)	$(187)
Cash paid for income taxes, net	(23)	(5)	(116)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$197	$234	$142
Inventory transfers to property, plant and equipment	35	32	37
Operating lease right-of-use assets	14	654	—
Allowance for equity funds used during construction	35	22	56
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share)

	Dec. 31
	2020	2019
Assets
Current assets
Cash and cash equivalents	$28	$11
Accounts receivable, net	342	304
Accounts receivable from affiliates	8	53
Accrued unbilled revenues	298	294
Inventories	189	192
Regulatory assets	121	64
Derivative instruments	21	7
Prepayments and other	82	56
Total current assets	1,089	981

Property, plant and equipment, net	17,470	16,155

Other assets
Regulatory assets	1,059	1,038
Derivative instruments	16	—
Operating lease right-of-use assets	500	574
Other	231	260
Total other assets	1,806	1,872
Total assets	$20,365	$19,008

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$400
Borrowings under utility money pool arrangement	57	39
Short-term debt	136	—
Accounts payable	452	573
Accounts payable to affiliates	58	44
Regulatory liabilities	100	69
Taxes accrued	251	202
Accrued interest	61	53
Dividends payable to parent	105	112
Derivative instruments	27	9
Operating lease liabilities	97	86
Other	84	99
Total current liabilities	1,428	1,686

Deferred credits and other liabilities
Deferred income taxes	1,897	1,851
Deferred investment tax credits	20	23
Regulatory liabilities	2,337	2,037
Asset retirement obligations	399	324
Derivative instruments	51	53
Customer advances	168	173
Pension and employee benefit obligations	161	212
Operating lease liabilities	432	518
Other	156	150
Total deferred credits and other liabilities	5,621	5,341

Commitments and contingencies
Capitalization
Long-term debt	5,724	4,985
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Dec. 31, 2020 and Dec. 31, 2019, respectively	—	—
Additional paid in capital	5,770	4,940
Retained earnings	1,846	2,083
Accumulated other comprehensive loss	(24)	(27)
Total common stockholder's equity	7,592	6,996
Total liabilities and stockholder's equity	$20,365	$19,008
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2017	100	$—	$4,033	$1,822	$(27)	$5,828

Net income				552		552
Other comprehensive income					1	1
Common dividends declared to parent				(391)		(391)
Contribution of capital by parent			308			308
Balance at Dec. 31, 2018	100	$—	$4,341	$1,983	$(26)	$6,298

Net income				578		578
Other comprehensive income					(1)	(1)
Common dividends declared to parent				(478)		(478)
Contribution of capital by parent			599			599
Balance at Dec. 31, 2019	100	$—	$4,940	$2,083	$(27)	$6,996

Net income				588		588
Other comprehensive income					3	3
Common dividends declared to parent				(824)		(824)
Contribution of capital by parent			830			830
Adoption of ASC Topic 326				(1)		(1)
Balance at Dec. 31, 2020	100	$—	$5,770	$1,846	$(24)	$7,592

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
PSCo’s consolidated financial statements are presented in accordance with GAAP. All of PSCo’s underlying accounting records also conform to the FERC uniform system of accounts or to systems required by various state regulatory commissions. Certain amounts in the consolidated financial statements or notes have been reclassified for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.
PSCo has evaluated events occurring after Dec. 31, 2020 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
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
Regulatory Accounting — PSCo accounts for income and expense items in accordance with accounting guidance for regulated operations. Under this guidance:
•Certain costs, which would otherwise be charged to expense or other comprehensive income, are deferred as regulatory assets based on the expected ability to recover the costs in future rates.
•Certain credits, which would otherwise be reflected as income or other comprehensive income, are deferred as regulatory liabilities based on the expectation the amounts will be returned to customers in future rates, or because the amounts were collected in rates prior to the costs being incurred.
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
The effects of PSCo’s tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most of its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, which would be refundable to utility customers over the remaining life of the related assets. PSCo anticipates that a tax rate increase would result in the establishment of a regulatory asset, subject to regulatory approval.
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
PSCo reports interest and penalties related to income taxes within other (expense) income or interest charges in the consolidated statements of income.
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
PSCo records depreciation expense using the straight-line method over the plant’s useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are recovered in rates as authorized by the appropriate regulatory entities. The amount of removal costs are based on current factors used in existing depreciation rates. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.1% in 2020, 2.9% in 2019 and 2.6% in 2018.
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
See Note 10 for further information.
Revenue from Contracts with Customers — Performance obligations related to the sale of energy are satisfied as energy is delivered to customers. PSCo recognizes revenue that corresponds to the price of the energy delivered to the customer. The measurement of energy sales to customers is generally based on the reading of their meters, which occurs systematically throughout the month. At the end of each month, amounts of energy delivered to customers since the date of the last meter reading are estimated, and the corresponding unbilled revenue is recognized.
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
As of Dec. 31, 2020 and 2019, the allowance for bad debts was $29 million and $21 million, respectively.
Inventory — Inventory is recorded at average cost and consisted of the following:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Inventories
Materials and supplies	$63	$63
Fuel	73	77
Natural gas	53	52
Total inventories	$189	$192
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

Derivative Instruments — PSCo uses derivative instruments in connection with its interest rate, utility commodity price and commodity trading activities, including forward contracts, futures, swaps and options. Any derivative instruments not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship. Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues and interest rate hedging transactions are recorded as a component of interest expense.
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
Alternative Revenue — Certain rate rider mechanisms (including decoupling and DSM programs) qualify as alternative revenue programs. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate. When certain criteria are met, including expected collection within 24 months, revenue is recognized equal to the revenue requirement, which may include incentives and return on rate base items. Billing amounts are revised periodically for differences between total amount collected and revenue earned, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers.
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
PSCo implemented the guidance using a modified-retrospective approach, recognizing a cumulative effect charge of $1 million (after tax) to retained earnings on Jan. 1, 2020. Other than first-time recognition of an allowance for bad debts on accrued unbilled revenues, the Jan. 1, 2020, adoption of ASC Topic 326 did not have a significant impact on PSCo’s consolidated financial statements.

3. Plant, Property and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Property, plant and equipment, net
Electric plant	$15,736	$14,362
Natural gas plant	5,037	4,631
Common and other property	1,191	1,113
Plant to be retired (a)	225	260
CWIP	510	913
Total property, plant and equipment	22,699	21,279
Less accumulated depreciation	(5,229)	(5,124)
Property, plant and equipment, net	$17,470	$16,155
(a)Includes regulator-approved retirements of Comanche Units 1 and 2 and jointly owned Craig Unit 1. Also includes PSCo’s planned retirement of jointly owned Craig Unit 2.

Joint Ownership of Generation, Transmission and Gas Facilities
Jointly owned assets as of Dec. 31, 2020:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	CWIP	Percent Owned
Electric generation:
Hayden Unit 1	$153	$92	$—	76%
Hayden Unit 2	150	73	—	37
Hayden common facilities	42	25	—	53
Craig Units 1 and 2	81	44	—	10
Craig common facilities	39	24	—	7
Comanche Unit 3	899	137	16	67
Comanche common facilities	25	2	—	82
Electric transmission:
Transmission and other facilities	176	59	2	Various
Gas transmission:
Rifle, CO to Avon, CO	22	8	—	60
Gas transmission compressor	8	1	—	50
Total	$1,595	$465	$18
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2020		Dec. 31, 2019
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$28	$478	$23	$494
Depreciation differences		One to 11 years	16	154	15	140
Net AROs (a)	1, 10	Various	—	132	—	119
Recoverable deferred taxes on AFUDC		Plant lives	—	110	—	105
Excess deferred taxes — TCJA	7	Various	3	56	3	55
Purchased power contract costs		Term of related contract	3	22	2	24
Property tax		Various	16	21	1	30
Conservation programs (b)	1	One to two years	11	11	8	11
Gas pipeline inspection costs		One to two years	—	9	—	8
Losses on reacquired debt		Term of related debt	1	3	1	4
Contract valuation adjustments (c)	1, 8	Term of related contract	6	—	3	—
Recoverable purchased natural gas and electric energy costs		Less than one year	6	—	—	—
Other		Various	31	63	8	48
Total regulatory assets			$121	$1,059	$64	$1,038
(a)Includes amounts recorded for future recovery of AROs.
(b)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
(c)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2020		Dec. 31, 2019
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$5	$1,368	$5	$1,403
Plant removal costs	1, 10	Various	—	615	—	351
Effects of regulation on employee benefit costs (b)		Various	—	203	—	183
Renewable resources and environmental initiatives		Various	—	59	—	45
Revenue decoupling		One to two years	10	41	—	—
ITC deferrals	1	Various	—	40	—	26
Conservation programs (c)	1	Less than one year	39	—	30	—
Deferred electric, natural gas and steam production costs		Less than one year	17	—	8	—
Other		Various	29	11	26	29
Total regulatory liabilities			$100	$2,337	$69	$2,037
(a)Includes the revaluation of recoverable/regulated plant ADIT and revaluation impact of non-plant ADIT due to the TCJA.
(b)Includes regulatory amortization and certain 2018 TCJA benefits approved by the CPUC to offset the prepaid pension asset.
(c)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
At Dec. 31, 2020 and 2019, PSCo’s regulatory assets not earning a return primarily included the unfunded portion of pension and retiree medical obligations and net AROs. In addition, PSCo’s regulatory assets included $195 million and $160 million at Dec. 31, 2020 and 2019, respectively, of past expenditures not earning a return. Amounts are related to funded pension obligations, property taxes, various renewable resources and certain environmental initiatives.

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
Money pool borrowings for PSCo were as follows:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2020	Year Ended Dec. 31
		2020	2019	2018
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	57	57	39	—
Average amount outstanding	104	59	7	25
Maximum amount outstanding	218	250	50	156
Weighted average interest rate, computed on a daily basis	0.08%	0.60%	2.29%	1.93%
Weighted average interest rate at end of period	0.07	0.07	1.63	N/A
Commercial Paper — Commercial paper borrowings for PSCo were as follows:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2020	Year Ended Dec. 31
		2020	2019	2018
Borrowing limit	$700	$700	$700	$700
Amount outstanding at period end	136	136	—	307
Average amount outstanding	8	30	154	55
Maximum amount outstanding	136	230	432	309
Weighted average interest rate, computed on a daily basis	0.19%	1.59%	2.67%	2.28%
Weighted average interest rate at end of period	0.20	0.20	N/A	2.95
Letters of Credit — PSCo uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2020 and 2019, there were $8 million and $9 million of letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Amended Credit Agreement — In June 2019, PSCo entered into an amended five-year credit agreement with a syndicate of banks. The amended credit agreement has substantially the same terms and conditions as the prior credit agreement with the exception of the maturity, which is June 2024.
Features of PSCo’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2020	2019
44%	44%	$100	2
(a)    The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65%.
(b)    All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that provides PSCo would be in default on its borrowings under the facility if PSCo or any of its subsidiaries whose total assets exceed 15% of PSCo’s consolidated total assets, default on indebtedness in an aggregate principal amount exceeding $75 million.

If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2020, PSCo was in compliance with all financial covenants.
PSCO had the following committed credit facility available as of Dec. 31, 2020 (millions):

Credit Facility (a)	Drawn (b)	Available
$700	$144	$556
(a)This credit facility matures in June 2024.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the facility outstanding at Dec. 31, 2020 and 2019.
Long-Term Borrowings and Other Financing Instruments
Generally, property of PSCo is subject to the liens of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for PSCo as of Dec. 31 (millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2020	2019
First mortgage bonds	3.20	Nov. 15, 2020	—	400
First mortgage bonds	2.25	Sept. 15, 2022	300	300
First mortgage bonds	2.50	March 15, 2023	250	250
First mortgage bonds	2.90	May 15, 2025	250	250
First mortgage bonds	3.70	June 15, 2028	350	350
First mortgage bonds (a)	1.90	Jan. 15, 2031	375	—
First mortgage bonds	6.25	Sept. 1, 2037	350	350
First mortgage bonds	6.50	Aug. 1, 2038	300	300
First mortgage bonds	4.75	Aug. 15, 2041	250	250
First mortgage bonds	3.60	Sept. 15, 2042	500	500
First mortgage bonds	3.95	March 15, 2043	250	250
First mortgage bonds	4.30	March 15, 2044	300	300
First mortgage bonds	3.55	June 15, 2046	250	250
First mortgage bonds	3.80	June 15, 2047	400	400
First mortgage bonds	4.10	June 15, 2048	350	350
First mortgage bonds (b)	4.05	Sept. 15, 2049	400	400
First mortgage bonds (b)	3.20	March 1, 2050	550	550
First mortgage bonds (a)	2.70	Jan. 15, 2051	375	—
Unamortized discount			(30)	(24)
Unamortized debt issuance cost			(46)	(41)
Current maturities			—	(400)
Total long-term debt			$5,724	$4,985
(a)2020 financing.
(b)2019 financing.

Maturities of long-term debt:

(Millions of Dollars)
2021	$—
2022	300
2023	250
2024	—
2025	250
Deferred Financing Costs — Deferred financing costs of approximately $46 million and $41 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt as of Dec. 31, 2020 and 2019, respectively. PSCo is amortizing these financing costs over the remaining maturity periods of the related debt.
Capital Stock — PSCo has authorized the issuance of preferred stock.

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2020 and 2019
10,000,000	$0.01	—
Dividend Restrictions — PSCo’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,073	$650	$12	$1,735
C&I	1,512	225	27	1,764
Other	48	—	—	48
Total retail	2,633	875	39	3,547
Wholesale	212	—	—	212
Transmission	62	—	—	62
Other	56	125	—	181
Total revenue from contracts with customers	2,963	1,000	39	4,002
Alternative revenue and other	153	24	4	181
Total revenues	$3,116	$1,024	$43	$4,183

	Year Ended Dec. 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,006	$750	$11	$1,767
C&I	1,579	281	28	1,888
Other	50	—	—	50
Total retail	2,635	1,031	39	3,705
Wholesale	166	—	—	166
Transmission	52	—	—	52
Other	32	107	—	139
Total revenue from contracts with customers	2,885	1,138	39	4,062
Alternative revenue and other	148	23	4	175
Total revenues	$3,033	$1,161	$43	$4,237

	Year Ended Dec. 31, 2018
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$991	$606	$11	$1,608
C&I	1,560	224	25	1,809
Other	48	—	—	48
Total retail	2,599	830	36	3,465
Wholesale	175	—	—	175
Transmission	54	—	—	54
Other	55	84	—	139
Total revenue from contracts with customers	2,883	914	36	3,833
Alternative revenue and other	148	101	4	253
Total revenues	$3,031	$1,015	$40	$4,086

7. Income Taxes
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009 - 2011 that qualify for an extended carryback claim. PSCo is not expected to accrue any income tax expense related to this adjustment.
Federal Audit — PSCo is a member of Xcel Energy affiliated group that files a consolidated federal income tax return. Statue of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	July 2021
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
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2020, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2009. There are currently no state income tax audits in progress.
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Unrecognized tax benefit — Permanent tax positions	$7	$7
Unrecognized tax benefit — Temporary tax positions	2	5
Total unrecognized tax benefit	$9	$12
Changes in unrecognized tax benefits:

(Millions of Dollars)	2020	2019	2018
Balance at Jan. 1	$12	$10	$10
Additions based on tax positions related to the current year	2	1	1
Additions for tax positions of prior years	6	1	—
Reductions for tax positions of prior years	(11)	—	—
Settlements with taxing authorities	—	—	(1)
Balance at Dec. 31	$9	$12	$10
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
NOL and tax credit carryforwards	$(8)	$(8)
Net deferred tax liability associated with the unrecognized tax benefit amounts and related NOLs and tax credits carryforwards were $6 million and $5 million for Dec. 31, 2020 and Dec. 31, 2019, respectively.
As the IRS and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $3 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2020	2019	2018
Payable for interest related to unrecognized tax benefits at Jan. 1	$(1)	$(1)	$—
Interest income (expense) related to unrecognized tax benefits	1	—	(1)
Payable for interest related to unrecognized tax benefits at Dec. 31	$—	$(1)	$(1)
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2020, 2019 or 2018.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset.
NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2020	2019
Federal tax credit carryforwards	$143	$83
State NOL carryforwards	190	388
State tax credit carryforwards, net of federal detriment (a)	18	18
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(8)	(8)
(a)State tax credit carryforwards are net of federal detriment of $5 million as of both Dec. 31, 2020 and 2019.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $2 million as of both Dec. 31, 2020 and 2019.
Federal carryforward periods expire between 2031 and 2040 and state carryforward periods expire between 2021 and 2033.

Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2020	2019	2018
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	3.6	3.6	3.7
Increases (decreases) in tax from:
Wind PTCs	(10.3)	(7.5)	(0.6)
Plant regulatory differences (a)	(5.0)	(3.3)	(4.5)
Other tax credits, net NOL & tax credit allowances	(1.1)	(1.3)	(0.6)
Amortization of excess nonplant deferred taxes	(0.2)	(0.2)	(1.4)
Change in unrecognized tax benefits	(0.2)	0.3	0.1
Other, net	(0.7)	(0.4)	(0.7)
Effective income tax rate	7.1%	12.2%	17.0%
.(a) Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions and additional prepaid pension asset amortization.
Components of income tax expense for the years ended Dec. 31:

(Millions of Dollars)	2020	2019	2018
Current federal tax expense (benefit)	$44	$(9)	$79
Current state tax expense (benefit)	4	(5)	14
Current change in unrecognized tax benefit	(3)	(1)	(1)
Deferred federal tax (benefit) expense	(26)	61	5
Deferred state tax expense	26	33	17
Deferred change in unrecognized tax expense	2	3	2
Deferred ITCs	(2)	(2)	(3)
Total income tax expense	$45	$80	$113
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2020	2019	2018
Deferred tax expense excluding items below	$46	$132	$75
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(43)	(35)	(51)
Tax expense allocated to other comprehensive income, adoption of ASC Topic 326, adoption of ASU No. 2018-02, and other	(1)	—	—
Deferred tax expense	$2	$97	$24
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2020	2019 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$2,132	$2,039
Regulatory assets	257	253
Operating lease assets	129	148
Pension expense and other employee benefits	19	22
Other	6	7
Total deferred tax liabilities	$2,543	$2,469

Deferred tax assets:
Regulatory liabilities	$319	$327
Tax credit carryforward	161	101
Operating lease liabilities	129	148
Bad debts	8	5
NOL carryforward	7	14
Deferred ITCs	5	6
Tax credit valuation allowances	(8)	(8)
Other	25	25
Total deferred tax assets	$646	$618
Net deferred tax liability	$1,897	$1,851
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
•Level 2 — Pricing inputs are other than quoted prices in active markets but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.
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
As of Dec. 31, 2020, accumulated other comprehensive loss related to settled interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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
As of Dec. 31, 2020, PSCo had no commodity contracts designated as cash flow hedges.
PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Dec. 31, 2020	Dec. 31, 2019
MWh of electricity	17	9
MMBtu of natural gas	93	32
(a)Not reflective of net positions in the underlying commodities.
(b)Notional amounts for options included on a gross basis, but are weighted for the probability of exercise.
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
PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Dec. 31, 2020, four of PSCo’s 10 most significant counterparties for these activities, comprising $99 million or 66% of this credit exposure, had investment grade credit ratings from S&P, Moody’s or Fitch Ratings. Four of the 10 most significant counterparties, comprising $19 million or 13% of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $19 million, or 13%, of this credit exposure, had credit quality less than investment grade, based on external and internal analysis. Seven of these significant counterparties are independent system operators, municipal, cooperative electric entities, Regional Transmission Organizations or other utilities.
Qualifying Cash Flow Hedges — Financial impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income:

(Millions of Dollars)	2020	2019	2018
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(24)	$(26)	$(27)
After-tax net realized losses on derivative transactions reclassified into earnings	1	2	1
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(23)	$(24)	$(26)
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2020
Other derivative instruments
Natural gas commodity	$—	$(10)
Total	$—	$(10)

Year Ended Dec. 31, 2019
Other derivative instruments
Natural gas commodity	$—	$(5)
Total	$—	$(5)

Year Ended Dec. 31, 2018
Other derivative instruments
Natural gas commodity	$—	$8
Total	$—	$8

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Year Ended Dec. 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3	(b)
Natural gas commodity	—		8	(c)	(8)	(c)
Total	$—		$8		$(5)
(a)    Recorded to interest charges.
(b)    Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)    Amounts for the year ended Dec. 31, 2020, included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset or liability, as appropriate. Remaining settlement losses for the years ended Dec. 31, 2020, relate to natural gas operations and are recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Year Ended Dec. 31, 2019
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3	(b)
Natural gas commodity	—		1	(c)	(4)	(c)
Total	$—		$1		$(1)
(a)    Recorded to interest charges.
(b)    Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)    Amounts for the year ended Dec. 31, 2019, included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset or liability, as appropriate. Remaining settlement losses for the years ended Dec. 31, 2019, relate to natural gas operations and are recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Year Ended Dec. 31, 2018
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3	(b)
Natural gas commodity	—		(4)	(c)	(3)	(c)
Total	$—		$(4)		$—
(a)    Recorded to interest charges.
(b)    Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)    Amounts for the year ended Dec. 31, 2018, included $1 million of settlement losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset or liability, as appropriate. Remaining settlement losses for the years ended Dec. 31, 2018, relate to natural gas operations and are recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.
PSCo had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2020, 2019 and 2018.
Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. At Dec. 31, 2020 and 2019, there were no derivative instruments in a liability position with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of Dec. 31, 2020, there were approximately $46 million of derivative instruments in a liability position with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2020 and 2019.

Recurring Fair Value Measurements — PSCo’s derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2020						Dec. 31, 2019
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$1	$41	$1	$43	$(28)	$15	$2	$11	$1	$14	$(10)	$4
Natural gas commodity	—	6	—	6	—	6	—	3	—	3	—	3
Total current derivative assets	$1	$47	$1	$49	$(28)	$21	$2	$14	$1	$17	$(10)	$7
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$1	$27	$8	$36	$(20)	$16	$1	$8	$1	$10	$(10)	$—
Total noncurrent derivative assets	$1	$27	$8	$36	$(20)	16	$1	$8	$1	$10	$(10)	$—
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1	$46	$7	$54	$(33)	$21	$2	$17	$—	$19	$(13)	$6
Natural gas commodity	—	6	—	6	—	6	—	3	—	3	—	3
Total current derivative liabilities	$1	$52	$7	$60	$(33)	$27	$2	$20	$—	$22	$(13)	$9
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$1	$24	$46	$71	$(20)	$51	$1	$47	$15	$63	$(10)	$53
Total noncurrent derivative liabilities	$1	$24	$46	$71	$(20)	$51	$1	$47	$15	$63	$(10)	$53
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2020 and 2019. At Dec. 31, 2020 and 2019, derivative assets and liabilities include no obligations to return cash collateral, respectively. At Dec. 31, 2020 and 2019, derivative assets and liabilities include rights to reclaim cash collateral of $5 million and $3 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives for the years ended Dec. 31, 2020, 2019 and 2018:

	Year Ended Dec. 31
(Millions of Dollars)	2020	2019	2018
Balance at Jan. 1	$(13)	$—	$—
Settlements	—	(2)	—
Net transactions recorded during the period:
Losses recognized in earnings (a)	(31)	(11)	—
Balance at Dec. 31	$(44)	$(13)	$—
(a)Level 3 losses recognized in earnings are subject to offsetting gains of derivative instruments categorized as levels 1 and 2 in the income statement.
PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2020, 2019 and 2018.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2020		2019
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$5,724	$7,040	$5,385	$6,039
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2020 and 2019, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes PSCo, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 2.24, 3.11 and 3.86 percent in 2020, 2019, and 2018, respectively. Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives who participated in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2020 and 2019 were $43 million and $39 million, respectively, of which $2 million and $3 million was attributable to PSCo in 2020 and 2019, respectively. Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $6 million in 2020 and $4 million in 2019, respectively, of which immaterial amounts were attributable to PSCo.

Xcel Energy, which includes PSCo, bases the investment-return assumption on expected long-term performance for each of the asset classes in its pension and postretirement health care portfolios. For pension assets, Xcel Energy considers the historical returns achieved by its asset portfolio over the past 20-years or longer period, as well as the long-term return levels projected and recommended by investment experts. Xcel Energy Inc. and PSCo continually review pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2020 were above the assumed level of 6.84%.
•Investment returns in 2019 were above the assumed level of 6.84%.
•Investment returns in 2018 were below the assumed level of 6.84%.
•In 2021, PSCo’s expected investment-return assumption is 6.38%.
Pension plan and postretirement benefit assets are invested in a portfolio according to Xcel Energy’s return, liquidity and diversification objectives to provide a source of funding for plan obligations and minimize contributions to the plan, within appropriate levels of risk. The principal mechanism for achieving these objectives is the asset allocation given the long-term risk, return, correlation and liquidity characteristics of each particular asset class. There were no significant concentrations of risk in any industry, index, or entity. Market volatility can impact even well-diversified portfolios and significantly affect the return levels achieved by the assets in any year.
State agencies also have issued guidelines to the funding of postretirement benefit costs. PSCo is required to fund postretirement benefit costs in irrevocable external trusts that are dedicated to the payment of these postretirement benefits. These assets are invested in a manner consistent with the investment strategy for the pension plan.
Xcel Energy’s ongoing investment strategy is based on plan-specific investment recommendations that seek to minimize potential investment and interest rate risk as a plan’s funded status increases over time. The investment recommendations result in a greater percentage of long-duration fixed income securities being allocated to specific plans having relatively higher funded status ratios and a greater percentage of growth assets being allocated to plans having relatively lower funded status ratios.
Plan Assets
For each of the fair value hierarchy levels, PSCo’s pension plan assets measured at fair value:

	Dec. 31, 2020 (a)					Dec. 31, 2019 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$75	$—	$—	$—	$75	$46	$—	$—	$—	$46
Commingled funds	518	—	—	388	906	497	—	—	355	852
Debt securities	—	270	1	—	271	—	241	2	—	243
Equity securities	27	—	—	—	27	30	—	—	—	30
Other	2	2	—	—	4	(41)	1	—	(7)	(47)
Total	$622	$272	$1	$388	$1,283	$532	$242	$2	$348	$1,124
(a)See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, PSCo’s proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2020 (a)					Dec. 31, 2019 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$24	$—	$—	$—	$24	$20	$—	$—	$—	$20
Insurance contracts	—	45	—	—	45	—	45	—	—	45
Commingled funds	64	—	—	61	125	62	—	—	68	130
Debt securities	—	207	—	—	207	—	203	1	—	204
Other	—	3	—	—	3	—	2	—	—	2
Total	$88	$255	$—	$61	$404	$82	$250	$1	$68	$401
(a)See Note 8 for further information on fair value measurement inputs and methods.
No assets were transferred in or out of Level 3 for 2020. Immaterial assets were transferred in or out of Level 3 for 2019.

Funded Status — Benefit obligations for both pension and postretirement plans increased from Dec. 31, 2019 to Dec. 31, 2020, due primarily to decreases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for PSCo are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2020	2019	2020	2019
Change in Benefit Obligation:
Obligation at Jan. 1	$1,330	$1,229	$380	$377
Service cost	30	26	1	1
Interest cost	46	52	13	16
Plan amendments	—	—	—	—
Actuarial loss	102	108	52	12
Plan participants’ contributions	—	—	6	7
Medicare subsidy reimbursements	—	—	1	1
Benefit payments	(80)	(85)	(38)	(34)
Obligation at Dec. 31	$1,428	$1,330	$415	$380
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$1,124	$966	$401	$372
Actual return on plan assets	189	197	32	52
Employer contributions	50	46	3	4
Plan participants’ contributions	—	—	6	7
Benefit payments	(80)	(85)	(38)	(34)
Fair value of plan assets at Dec. 31	$1,283	$1,124	$404	$401
Funded status of plans at Dec. 31	$(145)	$(206)	$(11)	$21
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Noncurrent liabilities	(145)	(206)	(11)	21
Net amounts recognized	$(145)	$(206)	$(11)	$21
Accumulated benefit obligation for the pension plan was $1,353 million and $1,267 million as of Dec. 31, 2020 and 2019, respectively.

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2020	2019	2020	2019
Discount rate for year-end valuation	2.71%	3.49%	2.65%	3.47%
Expected average long-term increase in compensation level	3.75%	3.75%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	5.50%	6.00%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.00%	5.10%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	5	3

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other (expense) income in the statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2020	2019	2018	2020	2019	2018
Service cost	$30	$26	$29	$—	$1	$1
Interest cost	46	52	47	13	15	15
Expected return on plan assets	(70)	(69)	(69)	(17)	(19)	(23)
Amortization of prior service credit	(3)	(3)	(3)	(4)	(5)	(6)
Amortization of net loss	30	25	31	1	3	4
Settlement charge (a)	—	3	5	—	—	—
Net periodic pension cost (credit)	33	34	40	(7)	(5)	(9)
Effects of regulation	4	4	(4)	3	1	2
Net benefit cost (credit) recognized for financial reporting	$37	$38	$36	$(4)	$(4)	$(7)
Significant Assumptions Used to Measure Costs:
Discount rate	3.49%	4.31%	3.63%	3.47%	4.32%	3.62%
Expected average long-term increase in compensation level	3.75	3.75	3.75	N/A	N/A	N/A
Expected average long-term rate of return on assets	6.84	6.84	6.84	4.50	4.50	5.30
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2019 and 2018, as a result of lump-sum distributions during each plan year, PSCo recorded a total pension settlement charge of $3 million and $5 million, respectively. An immaterial amount was recorded in the income statement in 2019 and 2018. There were no settlement charges recorded to the qualified pension plans in 2020.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2020	2019	2020	2019
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$432	$482	$81	$45
Prior service credit	(1)	(4)	(6)	(10)
Total	$431	$478	$75	$35
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$25	$22	$—	$—
Noncurrent regulatory assets	404	452	75	35
Deferred income taxes	1	1	—	—
Net-of-tax accumulated other comprehensive income	1	3	—	—
Total	$431	$478	$75	$35

Measurement date	Dec. 31, 2020	Dec. 31, 2019	Dec. 31, 2020	Dec. 31, 2019
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2018 — 2021 to meet minimum funding requirements. Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$125 million in January 2021, of which $45 million was attributable to PSCo.
•$150 million in 2020, of which $50 million was attributable to PSCo.
•$154 million in 2019, of which $46 million was attributable to PSCo.
•$150 million in 2018, of which $22 million was attributable to PSCo.

The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations, when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$10 million in January 2021, of which an immaterial amount is attributable to PSCo.
•$11 million during 2020, of which $3 million was attributable to PSCo.
•$15 million during 2019, of which $4 million was attributable to PSCo.
•$11 million during 2018, of which $5 million was attributable to PSCo.

Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2020	2019	2020	2019
Domestic and international equity securities	35%	37%	15%	15%
Long-duration fixed income securities	35	30	—	—
Short-to-intermediate fixed income securities	13	14	72	72
Alternative investments	15	17	9	9
Cash	2	2	4	4
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments — In 2018, the PSCo postretirement plan was amended to add the 5% cash balance formula.
In 2020 and 2019, there were no significant plan amendments made which affected the projected benefit obligation.
Projected Benefit Payments
PSCo’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2021	$83	$31	$2	$29
2022	83	31	2	29
2023	82	30	2	28
2024	82	30	2	28
2025	82	29	2	27
2026-2030	393	130	12	118
Defined Contribution Plans
Xcel Energy, which includes PSCo, maintains 401(k) and other defined contribution plans that cover most employees. Total expense to these plans for PSCo was approximately $12 million in 2020 and $11 million in 2019 and 2018.

10. Commitments and Contingencies
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported, management does not anticipate that the ultimate liabilities, if any, would have a material effect on PSCo’s financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado. In December 2020, a settlement in principle was reached for approximately $3 million. The parties have sought and are awaiting court approval of settlement.
Arandell Corp. — In February 2019, the case was remanded back to the U.S. District Court in Wisconsin.
Xcel Energy has concluded that a loss is remote for the remaining lawsuit.
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
PSCo is conducting groundwater sampling and monitoring and implementing assessment of corrective measures at certain CCR landfills and surface impoundments. Increases above background concentrations were detected at four locations.

Subsequently, assessment monitoring samples were collected at these locations. As a result, PSCo is evaluating options for corrective action at two locations, one of which indicates potential offsite impacts to groundwater. Until PSCo completes its assessments, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
In August 2020, the EPA published its final rule to implement a cease receipt and initiate a closure date of April 2021 for all CCR impoundments affected by the August 2018 D.C. Circuit ruling. The D.C. Circuit concluded that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. This final rule required Xcel Energy to expedite closure plans for one impoundment.
PSCo is pursuing options to build an alternative bottom ash collection system that will be constructed and in service in advance of the April 11, 2021 deadline. Once the alternative bottom ash system is operational, the existing impoundment will initiate closure per the CCR Rule.
Closure costs for existing impoundments are included in the calculation of the ARO.
Federal CWA WOTUS Rule — In April 2020, the EPA and U.S. Army Corps of Engineers (“Agencies”) replaced the 2015 WOTUS rule and narrowed the definition of WOTUS (“2020 WOTUS Rule”). The new definition simplifies the process whether waters are subject to CWA jurisdiction and streamlines the permitting process.
In June 2020, the U.S. District Court for the District of Colorado stayed the effective date of the 2020 WOTUS Rule in Colorado, where the pre-2015 definition of WOTUS is now in effect. Regardless of which definition is applicable in the states in which we operate, PSCo does not anticipate that compliance costs will be material.
Federal CWA ELG — In 2015, the EPA issued a final ELG rule for power plants that discharge treated effluent to surface waters as well as utility-owned landfills that receive CCRs. In October 2020, the EPA published a final rule revising the regulations.
The retirement of units affected by the final ELG rule is subject to regulatory approval. The exact total cost of ELG compliance is therefore uncertain but PSCo does not anticipate that compliance costs will be material.
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
Environmental Requirements — Air
Regional Haze Rules — The regional haze program requires sulfur dioxide, nitrogen oxide and particulate matter emission controls at power plants to reduce visibility impairment in national parks and wilderness areas. The program includes best available retrofit technology and reasonable further progress. The regional haze first planning period requirements were approved by the EPA and implemented by 2016.
All states are now subject to a second round of regional haze planning/rulemaking, focusing on additional reductions to meet reasonable progress requirements. Any additional impacts to PSCo facilities are expected to be minimal.
AROs — AROs have been recorded for PSCo’s assets.
PSCo’s AROs were as follows:

	2020
(Millions of Dollars)	Jan. 1, 2020	Amounts Incurred (a)	Amounts Settled (b)	Accretion	Cash Flow Revisions (c)	Dec. 31, 2020
Electric
Steam, hydro and other production	$100	$—	$—	$4	$33	$137
Wind	16	26	(3)	1	—	40
Distribution	14	—	—	1	—	15
Natural gas
Transmission and distribution	190	—	—	8	5	203
Miscellaneous	3	—	—	—	—	3
Common
Miscellaneous	1	—	—	—	—	1
Total liability	$324	$26	$(3)	$14	$38	$399
(a)Amounts incurred related to the Cheyenne Ridge wind farm placed in service in 2020.
(b)Amounts settled related to removal of wind facilities.
(c)In 2020, AROs were revised for changes in timing and estimates of cash flows. Revisions in steam, hydro, and other production AROs primarily related to changes in cost estimates for remediation ash containment facilities.

	2019
(Millions of Dollars)	Jan. 1, 2019	Accretion	Cash Flow Revisions (a)	Dec. 31, 2019 (b)
Electric
Steam, hydro and other production	$102	$5	$(7)	$100
Wind	14	1	1	16
Distribution	13	1	—	14
Miscellaneous	3	—	(3)	—
Natural gas
Transmission and distribution	201	9	(20)	190
Miscellaneous	4	—	(1)	3
Common
Miscellaneous	1	—	—	1
Total liability	$338	$16	$(30)	$324
(a)In 2019, AROs were revised for changes in timing and estimates of cash flows. Changes in gas transmission and distribution AROs were primarily related to increased gas line mileage and number of services, which were more than offset by decreased inflation rates. Revisions in steam, hydro, and other production AROs primarily related to changes in cost estimates for pond remediation.
(b)There were no ARO amounts incurred or settled in 2019.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of PSCo’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2020. Therefore, an ARO has not been recorded for these facilities.
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
Most of PSCo’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate (weighted-average of 3.9%). PSCo has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
PPAs	$591	$585
Other	68	69
Gross operating lease ROU assets	659	654
Accumulated amortization	(159)	(80)
Net operating lease ROU assets	$500	$574
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
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases.
Finance lease ROU assets:

(Millions of Dollars)	Dec. 31, 2020	Dec. 31, 2019
Gas storage facilities	$201	$200
Gas pipeline	21	21
Gross finance lease ROU assets	222	221
Accumulated amortization	(90)	(82)
Net finance lease ROU assets	$132	$139
Components of lease expense:

(Millions of Dollars)	2020	2019	2018
Operating leases
PPA capacity payments	$100	$98	$97
Other operating leases (a)	13	14	14
Total operating lease expense (b)	$113	$112	$111
Finance leases
Amortization of ROU assets	$7	$6	$6
Interest expense on lease liability	18	19	19
Total finance lease expense	$25	$25	$25
(a)Includes short-term lease expense of $1 million, $2 million and $1 million for 2020, 2019 and 2018, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Dec. 31, 2020:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2021	$101	$15	$116	$24
2022	84	15	99	21
2023	70	10	80	20
2024	63	10	73	20
2025	63	5	68	19
Thereafter	163	12	175	381
Total minimum obligation	544	67	611	485
Interest component of obligation	(74)	(8)	(82)	(352)
Present value of minimum obligation	$470	$59	529	133
Less current portion			(97)	(7)
Noncurrent operating and finance lease liabilities			$432	$126

Weighted-average remaining lease term in years			7.1	38.0
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2032.
PPAs and Fuel Contracts
Non-Lease PPAs — PSCo has entered into PPAs with other utilities and energy suppliers with various expiration dates through 2033 for purchased power to meet system load and energy requirements and operating reserve obligations. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs accounted for as executory contracts contain minimum energy purchase commitments.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $10 million, $12 million and $21 million in 2020, 2019 and 2018, respectively.
Capacity and energy payments are contingent on the IPP meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2020, the estimated future payments for capacity that PSCo is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity
2021	$3
2022	3
2023	3
2024	3
2025	3
Thereafter	5
Total	$20
Fuel Contracts — PSCo has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2021 and 2060. PSCo is required to pay additional amounts depending on actual quantities shipped under these agreements.

Estimated minimum purchases under these contracts as of Dec. 31, 2020:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2021	$132	$354	$116
2022	61	119	115
2023	22	54	67
2024	22	3	37
2025	23	—	36
Thereafter	47	—	475
Total	$307	$530	$846
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
PSCo evaluated each of these VIEs for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. PSCo had approximately 1,518 MW and 1,442 MW of capacity under long-term PPAs at Dec. 31, 2020 and 2019, respectively, with entities that have been determined to be VIEs. These agreements have expiration dates through 2032.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges		Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive loss at Jan. 1	$(24)		$(3)		$(27)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $— and $—, respectively)	1	(a)	—		1
Amortization of net actuarial loss (net of taxes of $— and $1, respectively)	—		2	(b)	2
Net current period other comprehensive income (loss)	1		2		3
Accumulated other comprehensive loss at Dec. 31	$(23)		$(1)		$(24)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

	2019
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges		Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive loss at Jan. 1	$(26)		$—		$(26)
Losses (gains) reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $— and $—, respectively)	2	(a)	—		2
Amortization of net actuarial gains (net of taxes of $— and $(1), respectively)	—		(3)	(b)	(3)
Net current period other comprehensive income	2		(3)		(1)
Accumulated other comprehensive loss at Dec. 31	$(24)		$(3)		$(27)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

12. Segment Information
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
PSCo also presents All Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include steam revenue, appliance repair services and non-utility real estate activities.
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

PSCo’s segment information:

(Millions of Dollars)	2020	2019	2018
Regulated Electric
Operating revenues - external	$3,116	$3,033	$3,031
Intersegment revenue	1	1	—
Total revenues	$3,117	$3,034	$3,031
Depreciation and amortization	497	455	416
Interest charges and financing costs	173	173	142
Income tax expense	13	45	103
Net income	460	465	429
Regulated Natural Gas
Operating revenues - external	$1,024	$1,161	$1,015
Intersegment revenue	—	—	1
Total revenues	$1,024	$1,161	$1,016
Depreciation and amortization	152	141	140
Interest charges and financing costs	50	50	43
Income tax expense	29	33	13
Net income	126	119	121
All Other
Total revenues (a)	$43	$43	$40
Depreciation and amortization	6	6	5
Interest charges and financing costs	1	1	1
Income tax expense (benefit)	3	2	(3)
Net income (loss)	2	(6)	2

Consolidated Total
Total revenues (a)	$4,184	$4,238	$4,087
Reconciling eliminations	(1)	(1)	(1)
Total operating revenues	$4,183	$4,237	$4,086
Depreciation and amortization	655	602	561
Interest charges and financing costs	224	224	186
Income tax expense	45	80	113
Net income	588	578	552
(a)    Operating revenues include $5 million, $5 million and $4 million of intercompany revenue for the years ended Dec. 31, 2020, 2019 and 2018, respectively. See Note 13 for further information.

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
Xcel Energy Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2020	2019	2018
Operating revenues:
Other	$5	$5	$4
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	571	532	519
Accounts receivable and payable with affiliates at Dec. 31:

	2020		2019
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$1	$19	$—
NSP-Wisconsin	—	1	—	—
SPS	—	6	—	—
Other subsidiaries of Xcel Energy Inc.	8	50	34	44
	$8	$58	$53	$44

14. Summarized Quarterly Financial Data (Unaudited)

	Quarter Ended
(Millions of Dollars)	March 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020
Operating revenues	$1,057	$911	$1,081	$1,134
Operating income	196	161	290	176
Net income	129	108	218	133

	Quarter Ended
(Millions of Dollars)	March 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019
Operating revenues	$1,223	$910	$1,044	$1,060
Operating income	210	163	284	200
Net income	139	102	204	133

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
During the year and in preparation for issuing its report for the year ended Dec. 31, 2020 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, PSCo conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, PSCo did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in PSCo’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm - Audit and Non-Audit Fees” in Xcel Energy Inc.’s Proxy Statement for the 2021 Annual Meeting of Shareholders which is expected to be filed with the SEC on or about April 6, 2021. Such information set forth under such heading is incorporated herein by this reference hereto.
PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2020.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2020, 2019 and 2018.
Consolidated Balance Sheets — As of Dec. 31, 2020 and 2019.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2020, 2019 and 2018.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2020, 2019 and 2018.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of PSCo as Amended and Restated on Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Indenture, dated as of Oct. 1, 1993 between PSCo and Morgan Guaranty Trust Company of New York, as Trustee, providing for the issuance of First Collateral Trust Bonds	Xcel Energy Inc. Form S-3 dated April 18, 2018	4(d)(3)
4.02*	Supplemental Indenture, dated Aug. 1, 2007 between PSCo and U.S. Bank Trust National Association, as successor Trustee, creating $350 million principal amount of 6.25% First Mortgage Bonds, Series due 2037	PSCo Form 8-K dated Aug. 8, 2007	4.01
4.03*	Supplemental Indenture dated as of Aug. 1, 2008 between PSCo and U.S. Bank Trust National Association, as successor Trustee, creating $300 million principal amount of 5.80% First Mortgage Bonds, Series due 2018 and $300 million principal amount of 6.50% First Mortgage Bonds, Series due 2038	PSCo Form 8-K dated Aug. 6, 2008	4.01
4.04*	Supplemental Indenture dated as of Aug. 1, 2011 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 4.75% First Mortgage Bonds, Series due 2041	PSCo Form 8-K dated Aug. 9, 2011	4.01
4.05*	Supplemental Indenture dated as of Sept. 1, 2012 between PSCo and U.S. Bank National Association, as successor Trustee, creating $300 million principal amount of 2.25% First Mortgage Bonds, Series due 2022 and $500 million principal amount of 3.60% First Mortgage Bonds, Series due 2042	PSCo Form 8-K dated Sept. 11, 2012	4.01

4.06*	Supplemental Indenture dated as of March 1, 2013 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 2.50% First Mortgage Bonds, Series due 2023 and $250 million principal amount of 3.95% First Mortgage Bonds, Series due 2043	PSCo Form 8-K dated March 26, 2013	4.01
4.07*	Supplemental Indenture dated as of March 1, 2014 between PSCo and U.S. Bank National Association, as successor Trustee, creating $300 million principal amount of 4.30% First Mortgage Bonds, Series due 2044	PSCo Form 8-K dated March 10, 2014	4.01
4.08*	Supplemental Indenture dated as of May 1, 2015 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 2.90% First Mortgage Bonds, Series due 2025	PSCo Form 8-K dated May 12, 2015	4.01
4.09*	Supplemental Indenture dated as of June 1, 2016 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 3.55% First Mortgage Bonds, Series due 2046	PSCo Form 8-K dated June 13, 2016	4.01
4.10*	Supplemental Indenture dated as of June 1, 2017 between PSCo and U.S. Bank National Association, as successor Trustee, creating $400 million principal amount of 3.80% First Mortgage Bonds, Series due 2047	PSCo Form 8-K dated June 19, 2017	4.01
4.11*	Supplemental Indenture dated as of June 1, 2018 between PSCo and U.S. Bank National Association, as successor Trustee, creating $350 million principal amount of 3.70% First Mortgage Bonds, Series due 2028, and $350 million principal amount of 4.10% First Mortgage Bonds, Series due 2048	PSCo Form 8-K dated June 21, 2018	4.01
4.12*	Supplemental Indenture dated as of March 1, 2019 between PSCo and U.S. Bank National Association, as successor Trustee, creating $400 million principal amount of 4.05% First Mortgage Bonds, Series due 2049	PSCo Form 8-K dated March 13, 2019	4.01
4.13*	Supplemental Indenture dated as of August 1, 2019 between PSCo and U.S. Bank National Association, as successor Trustee, creating $550 million principal amount of 3.20% First Mortgage Bonds, Series due 2050	PSCo Form 8-K dated August 13, 2019	4.01
4.14*	Supplemental Indenture dated as of May 1, 2020 between PSCo and U.S. Bank National Association, as successor Trustee, creating $375 million principal of 2.70% First Mortgage Bonds, Series No. 35 due 2051 and $375 million principal amount of 1.90% First Mortgage Bonds, Series No. 36 due 2031	PSCo Form 8-K dated May 15, 2020	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.01
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Xcel Energy Inc. 2015 Omnibus Incentive Award Agreement Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.33
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 20, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Sept. 1, 2019	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2020	10.22
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Proposed Settlement Agreement, excerpts, as filed with the CPUC	Xcel Energy Inc. Form 8-K dated Dec. 3, 2004	99.02

10.26*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	99.03
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Public Service Co. of Colorado and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2020	2019	2018
Balance at Jan. 1	$21	$21	$20
Additions charged to costs and expenses	24	17	16
Additions charged to other accounts (a)	4	6	5
Deductions from reserves (b)	(20)	(23)	(20)
Balance at Dec. 31	$29	$21	$21
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

Item 16 — Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF COLORADO

Feb. 17, 2021	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ BEN FOWKE	/s/ ALICE K. JACKSON
Ben Fowke	Alice K. Jackson
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ JEFFREY S. SAVAGE
Brian J. Van Abel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)

/s/ ROBERT C. FRENZEL
Robert C. Frenzel
Executive Vice President, Chief Operating Officer and Director
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
PSCo has not sent, and does not expect to send, an annual report or proxy statement to its security holder.