Form 10-Q
period 2021-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2021-04-29
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March. 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number: 001-03280

Public Service Company of Colorado
(Exact name of registrant as specified in its charter)

Colorado	84-0296600
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)

1800 Larimer Street, Suite 1100	Denver	CO			80202
(Address of Principal Executive Offices)					(Zip Code)
			(303)	571-7511
(Registrant’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	April 29, 2021
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
PSIA	Pipeline System Integrity Adjustment

Other
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residual
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
KEPCO	Korea Electric Power Corporation
MDL	Multi district litigation
MGP	Manufactured gas plant
NOL	Net operating loss
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impacts on our results of operations, financial condition and cash flows or resettlement calculations and credit losses related to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020 and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Operating revenues
Electric	$733	$712
Natural gas	415	332
Other	13	13
Total operating revenues	1,161	1,057

Operating expenses
Electric fuel and purchased power	271	271
Cost of natural gas sold and transported	170	138
Cost of sales — other	3	3
Operating and maintenance expenses	207	205
Demand side management expenses	32	36
Depreciation and amortization	183	156
Taxes (other than income taxes)	66	53
Total operating expenses	932	862

Operating income	229	195

Other income (expense), net	2	(2)
Allowance for funds used during construction — equity	5	9

Interest charges and financing costs
Interest charges — includes other financing costs of $2 and $2, respectively	60	60
Allowance for funds used during construction — debt	(2)	(4)
Total interest charges and financing costs	58	56

Income before income taxes	178	146
Income tax expense	11	17
Net income	$167	$129
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Net income	$167	$129
Other comprehensive income
Derivative instruments:
Reclassification of loss to net income, net of tax of $— and $—, respectively	1	—

Total other comprehensive income	1	—
Total comprehensive income	$168	$129

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2021	2020
Operating activities
Net income	$167	$129
Adjustments to reconcile net income to cash (used in) provided by operating activities:
Depreciation and amortization	177	158
Deferred income taxes	5	6
Amortization of investment tax credits	(1)	(1)
Allowance for equity funds used during construction	(5)	(9)
Provision for bad debts	5	—
Net realized and unrealized hedging and derivative transactions	(1)	2
Changes in operating assets and liabilities:
Accounts receivable	(63)	8
Accrued unbilled revenues	66	75
Inventories	17	30
Other current assets	10	8
Accounts payable	(44)	(95)
Net regulatory assets and liabilities	(555)	43
Other current liabilities	18	33
Pension and other employee benefit obligations	(48)	(48)
Other, net	(1)	(6)
Net cash (used in) provided by operating activities	(253)	333

Investing activities
Utility capital/construction expenditures	(320)	(458)
Investments in utility money pool arrangement	(180)	—
Repayments from utility money pool arrangement	167	—
Net cash used in investing activities	(333)	(458)

Financing activities
Repayments of short-term borrowings, net	(136)	—
Borrowings under utility money pool arrangement	435	446
Repayments under utility money pool arrangement	(492)	(289)
Proceeds from issuance of long-term debt	738	—
Capital contributions from parent	307	83
Dividends paid to parent	(105)	(111)
Net cash provided by financing activities	747	129

Net change in cash, cash equivalents and restricted cash	161	4
Cash, cash equivalents and restricted cash at beginning of period	28	11
Cash, cash equivalents and restricted cash at end of period	$189	$15

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(83)	$(73)
Cash (paid) received for income taxes, net	(22)	2

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$112	$132
Inventory transfers to property, plant and equipment	9	8
Allowance for equity funds used during construction	5	9
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$189	$28
Accounts receivable, net	379	342
Accounts receivable from affiliates	22	8
Accrued unbilled revenues	232	298
Inventories	158	189
Regulatory assets	142	121
Derivative instruments	23	21
Prepayments and other	85	82
Total current assets	1,230	1,089

Property, plant and equipment, net	17,616	17,470

Other assets
Regulatory assets	1,774	1,059
Derivative instruments	22	16
Operating lease right-of-use assets	476	500
Other	232	231
Total other assets	2,504	1,806
Total assets	$21,350	$20,365

Liabilities and Stockholder's Equity
Current liabilities
Borrowings under utility money pool arrangement	$—	$57
Short-term debt	—	136
Accounts payable	398	452
Accounts payable to affiliates	48	58
Regulatory liabilities	237	100
Taxes accrued	297	251
Accrued interest	34	61
Dividends payable to parent	115	105
Derivative instruments	29	27
Operating lease liabilities	100	97
Other	81	84
Total current liabilities	1,339	1,428

Deferred credits and other liabilities
Deferred income taxes	1,914	1,897
Regulatory liabilities	2,377	2,337
Asset retirement obligations	403	399
Derivative instruments	50	51
Customer advances	165	168
Pension and employee benefit obligations	114	161
Operating lease liabilities	405	432
Other	175	176
Total deferred credits and other liabilities	5,603	5,621

Commitments and contingencies
Capitalization
Long-term debt	6,463	5,724
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at March 31, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	6,070	5,770
Retained earnings	1,898	1,846
Accumulated other comprehensive loss	(23)	(24)
Total common stockholder's equity	7,945	7,592
Total liabilities and stockholder's equity	$21,350	$20,365
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 30, 2021 and 2020
Balance at Dec. 31, 2019	100	$—	$4,940	$2,083	$(27)	$6,996
Net income				129		129
Dividends declared to parent				(103)		(103)
Contribution of capital by parent			51			51
Adoption of ASC Topic 326				(1)		(1)
Balance at March 31, 2020	100	$—	$4,991	$2,108	$(27)	$7,072

Balance at Dec. 31, 2020	100	$—	$5,770	$1,846	$(24)	$7,592
Net income				167		167
Other comprehensive income					1	1
Dividends declared to parent				(115)		(115)
Contribution of capital by parent			300			300
Balance at March 31, 2021	100	$—	$6,070	$1,898	$(23)	$7,945

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo and its subsidiaries as of March 31, 2021 and Dec. 31, 2020; the results of operations, including the components of net income, comprehensive income, cash flows and changes in stockholder’s equity for the three months ended March 31, 2021 and 2020.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2021, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2020 balance sheet information has been derived from the audited 2020 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2020.
These notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto, included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2020, filed with the SEC on Feb. 17, 2021. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2020 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$410	$371
Less allowance for bad debts	(31)	(29)
Accounts receivable, net	$379	$342

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$63	$63
Fuel	64	73
Natural gas	31	53
Total inventories	$158	$189

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$15,854	$15,736
Natural gas plant	5,104	5,037
Common and other property	1,197	1,191
Plant to be retired (a)	214	225
Construction work in progress	594	510
Total property, plant and equipment	22,963	22,699
Less accumulated depreciation	(5,347)	(5,229)
Property, plant and equipment, net	$17,616	$17,470
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
Money pool borrowings for PSCo were as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$250	$250
Amount outstanding at period end	—	57
Average amount outstanding	33	59
Maximum amount outstanding	243	250
Weighted average interest rate, computed on a daily basis	0.08%	0.60%
Weighted average interest rate at period end	N/A	0.07
Commercial Paper — Commercial paper outstanding for PSCo was as follows:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$700	$700
Amount outstanding at period end	—	136
Average amount outstanding	99	30
Maximum amount outstanding	322	230
Weighted average interest rate, computed on a daily basis	0.19%	1.59%
Weighted average interest rate at period end	N/A	0.20

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2021 and Dec. 31, 2020, there were $8 million of letters of credit outstanding under the credit facilities. Amounts approximate their fair value and are subject to fees.
Revolving Credit Facility — In order to issue its commercial paper, PSCo must have a revolving credit facility in place at least equal to the amount of its commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility. The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
PSCo has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At March 31, 2021, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$8	$692
(a)    Expires in June 2024.
(b)    Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at March 31, 2021 and Dec. 31, 2020.
Long-Term Borrowings
During the three months ended March 31, 2021, PSCo issued $750 million of 1.875% first mortgage bonds due June 15, 2031.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended March 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$246	$239	$3	$488
C&I	326	84	9	419
Other	12	—	—	12
Total retail	584	323	12	919
Wholesale	87	—	—	87
Transmission	18	—	—	18
Other	8	46	—	54
Total revenue from contracts with customers	697	369	12	1,078
Alternative revenue and other	36	46	1	83
Total revenues	$733	$415	$13	$1,161

	Three Months Ended March 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$238	$217	$3	$458
C&I	352	78	9	439
Other	12	—	—	12
Total retail	602	295	12	909
Wholesale	47	—	—	47
Transmission	13	—	—	13
Other	15	30	—	45
Total revenue from contracts with customers	677	325	12	1,014
Alternative revenue and other	35	7	1	43
Total revenues	$712	$332	$13	$1,057

6. Income Taxes
Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below and are incorporated herein by reference.
The following table reconciles the difference between the statutory rate and the ETR:

	Three Months Ended March 31
	2021	2020 (a)
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.6	3.7
(Decreases) increases in tax from:
Wind PTCs	(12.9)	(8.0)
Plant regulatory differences (b)	(4.3)	(4.8)
Other (net)	(1.2)	(0.3)
Effective income tax rate	6.2%	11.6%
(a)Prior periods have been restated to conform to current year presentation.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.
Federal Audits — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s federal income tax returns expire as follows:

Tax Years	Expiration
2014 — 2016	January 2022
2017	September 2021
Additionally, the statute of limitations related to the federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of March 31, 2021, PSCo’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. As of March 31, 2021, there are no state income tax audits in progress.

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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$8	$7
Unrecognized tax benefit — Temporary tax positions	2	2
Total unrecognized tax benefit	$10	$9
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(9)	$(8)
As the IRS and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $3 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	March 31, 2021	Dec. 31, 2020
Payable for interest related to unrecognized tax benefits at beginning of period	$—	$(1)
Interest benefit related to unrecognized tax benefits	—	1
Payable for interest related to unrecognized tax benefits at end of period	$—	$—
No amounts were accrued for penalties related to unrecognized tax benefits as of March 31, 2021 and Dec. 31, 2020.

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
At March 31, 2021, accumulated other comprehensive loss related to settled interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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
As of March 31, 2021, PSCo had no commodity contracts designated as cash flow hedges.

PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	March 31, 2021	Dec. 31, 2020
Megawatt hours of electricity	22	17
Million British thermal units of natural gas	86	93
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
At March 31, 2021, three of PSCo’s ten most significant counterparties for these activities, comprising $87 million, or 50%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Six of the ten most significant counterparties, comprising $39 million, or 22%, of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $31 million, or 18%, of this credit exposure, had credit quality less than investment grade, based on external analysis. Seven of these significant counterparties are independent system operators, municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.
As of March 31, 2021 and 2020, changes in the fair value of interest rate derivatives resulted in $1 million and no gains that were recognized in accumulated other comprehensive loss, respectively.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2021
Other derivative instruments
Commodity trading	$—	$—		$1	(a)
Natural gas commodity	—	6	(b)	(6)	(b)
Total	$—	$6		$(5)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2020
Other derivative instruments
Commodity trading	$—	$—		$(2)	(a)
Natural gas commodity	—	3	(b)	(3)	(b)
Total	$—	$3		$(5)
(a)    Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.
(b)    Amounts for both the three months ended March 31, 2021 and 2020, included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The derivative settlement losses for both the three months ended March 31, 2021 and 2020 relate to natural gas operations and were recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.
PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2021 and 2020.
Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. At March 31, 2021 and Dec. 31, 2020, there were no derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of March 31, 2021 and Dec. 31, 2020, there were approximately $30 million and $46 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2021 and Dec. 31, 2020.

Recurring Fair Value Measurements — PSCo’s derivative assets and liabilities measured at fair value on a recurring basis:

	March 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$3	$99	$1	$103	$(80)	$23	$1	$41	$1	$43	$(28)	$15
Natural gas commodity	—	—	—	—	—	—	—	6	—	6	—	6
Total current derivative assets	$3	$99	$1	$103	$(80)	$23	$1	$47	$1	$49	$(28)	$21
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$1	$45	$14	$60	$(38)	$22	$1	$27	$8	$36	$(20)	$16
Total noncurrent derivative assets	$1	$45	$14	$60	$(38)	$22	$1	$27	$8	$36	$(20)	$16

	March 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$2	$110	$2	$114	$(85)	$29	$1	$46	$7	$54	$(33)	$21
Natural gas commodity	—	—	—	—	—	—	—	6	—	6	—	6
Total current derivative liabilities	$2	$110	$2	$114	$(85)	$29	$1	$52	$7	$60	$(33)	$27
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$39	$51	$90	$(40)	$50	$1	$24	$46	$71	$(20)	$51
Total noncurrent derivative assets	$—	$39	$51	$90	$(40)	$50	$1	$24	$46	$71	$(20)	$51
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2021 and Dec. 31, 2020. At both March 31, 2021 and Dec. 31, 2020, derivative assets and liabilities include no obligations to return cash collateral. At March 31, 2021 and Dec. 31, 2020, derivative assets and liabilities include rights to reclaim cash collateral of $7 million and $5 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$(44)	$(13)
Settlements	(1)	—
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	7	(1)
Balance at March 31	$(38)	$(14)
(a)Level 3 gains recognized in earnings are subject to offsetting losses of derivative instruments categorized as level 1 and 2 in the income statement.
PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2021 and 2020.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,463	$7,066	$5,724	$7,040
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$8	$8	$—	$—
Interest cost (a)	10	11	3	3
Expected return on plan assets (a)	(18)	(18)	(4)	(4)
Amortization of prior service credit (a)	—	(1)	(1)	(1)
Amortization of net loss (a)	8	8	1	—
Net periodic benefit cost (credit)	8	8	(1)	(2)
Effects of regulation	—	1	1	1
Net benefit cost (credit) recognized for financial reporting	$8	$9	$—	$(1)
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.

In January 2021, contributions of $125 million were made across four of Xcel Energy’s pension plans, of which $45 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2021.

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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution of such matters, including a possible eventual loss. For current proceedings not specifically reported, management does not anticipate that the ultimate liabilities, if any, would have a material effect on PSCo’s consolidated financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado. Settlement of approximately $3 million was reached in February 2021. The parties have sought and are awaiting court approval of the settlement.
Arandell Corp. — The trial has been vacated and will be rescheduled after the court rules on the pending motions for reconsideration and for class certification. Xcel Energy has concluded that a loss is remote for the remaining lawsuit.
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
PSCo is conducting groundwater sampling and monitoring and implementing assessment of corrective measures at certain CCR landfills and surface impoundments. Statistically significant increases above background concentrations were detected at four locations. Subsequently, assessment monitoring samples were collected at these locations and, based on the results, PSCo is evaluating options for corrective action at two locations, one of which indicates potential offsite impacts to groundwater. Until PSCo completes its assessments, it is uncertain what impact, if any, there will be on the operations, financial condition or cash flows.
In August 2020, the EPA published its final rule to implement a cease receipt and initiate a closure date of April 2021 for all CCR impoundments affected by the August 2018 D.C. Circuit ruling. The D.C. Circuit concluded that the EPA cannot allow utilities to continue to use unlined impoundments (including clay lined impoundments) for the storage or disposal of coal ash. This final rule required PSCo to expedite closure plans for one impoundment.
PSCo has been working to build an alternative collection and treatment system to meet the April 11, 2021 federal CCR Rule deadline for removing the Comanche Station bottom ash pond from service. The cost of the alternate treatment system is approximately $14 million. PSCo did not meet the deadline and has commenced discussions with the EPA to determine appropriate steps forward. Once the alternative bottom ash system is operational, the existing impoundment will initiate closure per the CCR Rule.
Closure costs for existing impoundments are included in the calculation of the asset retirement obligation.
Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$26	$25
Other operating leases (a)	4	3
Total operating lease expense (b)	$30	$28
Finance leases
Amortization of ROU assets	$2	$3
Interest expense on lease liability	4	5
Total finance lease expense	$6	$8
(a)Includes immaterial short-term lease expense for 2021 and 2020.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating and finance leases as of March 31, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$518	$64	$582	$478
Interest component of obligation	(70)	(7)	(77)	(348)
Present value of minimum obligation	$448	$57	505	130
Less current portion			(100)	(6)
Noncurrent operating and finance lease liabilities			$405	$124
VIEs
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
PSCo had approximately 1,518 MW of capacity under long-term PPAs at both March 31, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(23)	$(1)	$(24)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $— and $—, respectively) (a)	1	—	1
Net current period other comprehensive income	1	—	1
Accumulated other comprehensive loss at March 31	$(22)	$(1)	$(23)
(a) Included in interest charges

	Three Months Ended March 31, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(24)	$(3)	$(27)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $— and $—, respectively) (a)	—	—	—
Net current period other comprehensive income	—	—	—
Accumulated other comprehensive loss at March 31	$(24)	$(3)	$(27)
(a) Included in interest charges

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
PSCo’s segment information:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues	$733	$712
Net income	81	74
Regulated Natural Gas
Total revenues	$415	$332
Net income	83	52
All Other
Total revenues (a)	$13	$13
Net income	3	3
Consolidated Total
Total revenues (a)	$1,161	$1,057
Net income	167	129
(a)    Operating revenues include $1 million of other affiliate revenue for the three months ended March 31, 2021 and 2020.

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

Results of Operations
PSCo’s net income was $167 million year-to-date, compared with $129 million for the prior year. The increase in year-to-date earnings was driven by higher natural gas and electric margins (primarily capital investment recovery and regulatory outcomes), partially offset by higher depreciation and taxes (other than income taxes).
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs generated, which reduced electric revenue and margin.

Electric revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Electric revenues	$733	$712
Electric fuel and purchased power	(271)	(271)
Electric margin	$462	$441
Changes in electric margin:

(Millions of Dollars)	Three Months Ended March 31, 2021 vs. 2020
Non-fuel riders	$25
Regulatory rate outcome	14
Wholesale transmission revenue (net)	5
PTCs flowed back to customers (offset by lower ETR)	(14)
Sales and demand (a)	(12)
Other (net)	3
Total increase in electric margin	$21
(a)     Sales decline excludes weather impact, net of decoupling, and demand revenue is not impacted by decoupling.
Natural Gas Margin
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas has minimal impact on natural gas margin due to cost recovery mechanisms.
Natural gas revenues and margin:

	Three Months Ended March 31
(Millions of Dollars)	2021	2020
Natural gas revenues	$415	$332
Cost of natural gas sold and transported	(170)	(138)
Natural gas margin	$245	$194
Changes in natural gas margin:

(Millions of Dollars)	Three Months Ended March 31, 2021 vs. 2020
Regulatory rate outcomes	$40
Estimated impact of weather	5
Infrastructure and integrity riders	3
Other (net)	3
Total increase in natural gas margin	$51
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $27 million, or 17.3% year-to-date. The increase was primarily due to the in-servicing of the Cheyenne Ridge wind farm, new depreciation rates and normal system expansion, partially offset by a decrease in amortization of pension regulatory assets.
Income Taxes — Income tax expense decreased $6 million for the first quarter of 2021. The decrease was primarily driven by an increase in wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. These were partially offset by higher pretax earnings in 2021.
See Note 6 to the consolidated financial statements.

Other
Winter Storm Uri
In mid-February 2021, the central portion of the United States experienced a major winter storm (Winter Storm Uri). Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation across the region. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. Despite the extreme conditions, PSCo’s customers experienced minimal disruptions as a result of preemptive infrastructure investments and the response of our employees.
As a result of the extremely high market prices, PSCo incurred net natural gas, fuel and purchased energy costs of approximately $610 million (largely deferred as regulatory assets). PSCo partially mitigated the customer impact by approximately $15 million primarily through sales of excess generation.
Certain energy transactions are subject to final Independent System Operator re-settlement calculations and the impacts of credit losses shared among market participants. Such adjustments are not expected to be material to our results of operations, financial condition or cash flows.
Regulatory Overview — PSCo has natural gas, fuel and purchased energy mechanisms for the purpose of recovering incurred costs. PSCo filed an initial response with the CPUC in March. In May 2021, PSCo intends to file a plan to recover the weather-related costs over 24 months with no financing charge.

Public Utility Regulation

The FERC and state and local regulatory commissions regulate PSCo. PSCo is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Colorado.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. PSCo requests changes in utility rates through commission filings. Changes in operating costs can affect PSCo’s financial results, depending on the timing of rate case filings and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital.
In addition, the regulatory commissions authorize the return on equity, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact PSCo’s results of operations.
Except to the extent noted in Regulation above, the circumstances set forth in Public Utility Regulation included in Item 7 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2020, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
Wildfire Protection Rider	$325	July 2020	Concluded
PSIA Extension	$464	Feb. 2021	Pending
Additional Information:
Wildfire Protection Rider — In 2020, PSCo requested to establish a rider to recover incremental costs associated with system investments to reduce wildfire risk, projected to be approximately $325 million from 2021 to 2025. In February 2021, the Administrative Law Judge issued a recommended decision approving the wildfire mitigation program as it was in the public’s interest, but denied PSCo’s rider request in favor of deferred accounting with ultimate recovery in a future rate case. In April 2021, the CPUC accepted the Administrative Law Judge’s recommended decision.
Forecasted annual revenue requirements from 2021 through 2025:

(Millions of Dollars)	2021	2022	2023	2024	2025
Forecasted annual revenue requirement	$17	$24	$29	$32	$34
PSIA Rider Extension — In February 2021, PSCo requested to extend its PSIA rider for three years (through the end of 2024), which would recover $464 million in project costs. The extension is intended to allow for a wind down of the rider and transition of recovery of the projects included in the rider to base rates in 2025. A CPUC decision is expected in the fourth quarter of 2021.
2019 Phase 1 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gain on sales and losses of assets, oil and gas royalty revenues and Board of Director’s equity compensation. A decision is pending.
2019 Natural Gas Rate Case Appeal — In April 2019, PSCo filed an appeal of the CPUC’s ruling regarding PSCo’s natural gas rate case (filed in June 2017 and approved in December 2018). The appeal requested review of the following: denial of a return on the prepaid pension and retiree medical assets; the use of a capital structure not based on the actual historical test year; and use of an average rate base methodology rather than a year-end rate base methodology.
In March 2020, The District Court of Denver County ruled in favor of allowing the prepaid pension assets to be included in rate base; but it upheld the CPUC treatment of the retiree medical assets and capital structure methodology. In February 2021, PSCo filed a motion to implement the District Court’s decision on treatment of the prepaid pension asset for the applicable period of Jan. 1, 2018 through Oct. 31, 2020. A CPUC decision is expected before the end of 2021.
Decoupling Filing — PSCo's 2019 Electric Rate Case included a decoupling program, effective April 1, 2020 through Dec. 31, 2023. The program applies to a subset of Residential and metered small C&I customers who do not pay a demand charge. The program includes a refund and surcharge cap not to exceed 3% of forecasted base rate revenue for a specified period.
In April 2021, PSCo made its annual filing for 2020, with a CPUC decision due in the second quarter of 2021. As of March 31, 2021, PSCo has recognized a refund for Residential customers and a surcharge for C&I customers based on its estimate of final 2020 amounts.
Colorado’s Power Pathway Transmission Expansion — In March 2021, PSCo filed for a Certificate of Public Convenience and Necessity for the Power Pathway transmission project. Xcel Energy proposed a 560-mile, 345 kilovolt double circuit transmission network to enable 5,500 MW of renewable generation in eastern Colorado with an estimated cost of approximately $1.7 billion.

PSCo also presented an extension of the Power Pathway project into southeast Colorado, referred to as the May Valley - Longhorn Extension ($0.3 billion). PSCo expects future filings for related network upgrades, voltage support and interconnection facilities, which with the May Valley - Longhorn Extension, could result in an incremental investment of $0.5 - $1 billion. A CPUC decision regarding the Power Pathway project, as well as the May Valley - Longhorn Extension, is expected in late 2021.
PSCo KEPCO Filing — In September 2020, PSCo filed with the CPUC for approval to terminate a solar PPA with KEPCO Solar of Alamosa, Inc. and establish a regulatory asset to recover transaction costs of approximately $41 million. By terminating the PPA, customers would save approximately $38 million over an 11-year period. A CPUC decision is expected in the third quarter of 2021.
Electric Resource Plan — In March 2021, PSCo filed its 2021 Electric Resource Plan with the CPUC. The filing outlines the proposed future retirements/conversions of PSCo’s remaining coal plants and would result in an 80% renewable fuel mix and an 85% carbon emissions reduction target by 2030.
Major components of PSCo's proposed preferred plan include:
•Early retirement of Comanche Generating Station: Unit 3 in 2040 (currently 2070).
•Early retirement of Hayden Generating Station: Unit 1 in 2028 (currently 2030); Unit 2 in 2027 (currently 2036).
•Conversion of Pawnee Generating Station from coal to natural gas in 2028 with retirement in 2041.
•2,300 MW of wind power.
•1,600 MW of large-scale solar power.
•400 MW of energy storage.
•1,300 MW of flexible dispatchable resources (including natural gas).
•1,200 MW of distributed generation solar resources.
The preferred plan proposes to create a regulatory asset to recover costs over their original depreciation lives for the Hayden power plant and the coal handling equipment at Pawnee. It also proposes the use of securitization to finance and recover the remaining book value and decommissioning costs for Comanche Unit 3 upon retirement in 2040.
A CPUC decision on the resource plan is expected by the end of 2021 (Phase I) with the competitive solicitation for resource additions expected in 2022 (Phase II). Incremental generation system costs to meet carbon emission reduction targets are proposed to be recovered through a statutorily-authorized Clean Energy Plan Rider.
PSCo — Comanche Unit 3
PSCo is part owner and operator of Comanche Unit 3, a 750 MW, coal-fueled electric generating unit. In January 2020, the unit experienced a turbine failure causing the unit to be taken offline for repairs, which were completed in June 2020. During start-up the unit experienced a loss of turbine oil, which damaged the plant. Comanche Unit 3 recommenced operations in January 2021. Replacement and repair of damaged systems in excess of a $2 million deductible are expected to be recovered through insurance policies. PSCo incurred replacement power costs of approximately $16 million during the outage.
In October 2020, the CPUC initiated a non-adjudicatory review of Comanche Unit 3’s performance. A report on performance was issued in March 2021. The CPUC Staff’s report noted higher-than average outages and included some criticisms of PSCo’s operations of Comanche Unit 3 over the last ten years. The report recommended thorough explanation of the future of Comanche Unit 3 operations in the next resource plan, performance standards for all company-owned generation, and a review of outage and repair costs in the upcoming proceedings.
In February 2021, the joint owners of Comanche Unit 3 (Intermountain Rural Electric Association and Holy Cross Electric) served PSCo with a Notice of Claim related to Comanche Unit 3's operation and availability. Discussions are proceeding pursuant to a contractual dispute resolution process and the amount of any alleged damages depends on multiple factors and is currently unknown.

Environmental
Environmental Regulation
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision, if not successfully appealed or reconsidered, would allow the EPA to proceed with alternate regulation of coal-fired power plants. If the new rules require additional investment, PSCo believes, based on prior state commission practices, that the cost of these initiatives or replacement generation would be recoverable through rates.

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
As of March 31, 2021, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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
For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on PSCo’s consolidated financial statements. Unless otherwise required by GAAP, legal fees are expensed as incurred.
See Note 9 to the consolidated financial statements and Part I Item 2 for further information.

ITEM 1A — RISK FACTORS
PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2020, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01	Supplemental Indenture dated as of February 1, 2021, between Public Service Company of Colorado and U.S. Bank National Association, as successor Trustee, creating $750 million principal amount of 1.875% First Mortgage Bonds, Series No. 37 due 2031.	PSCo Form 8-K dated March 1, 2021	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

April 29, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)