Form 10-Q
period 2021-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2021-07-29
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 29, 2021
Common Stock, $0.01 par value	100 shares
Public Service Company of Colorado meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by Public Service Company of Colorado (PSCo). PSCo is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the Securities and Exchange Commission. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
PSIA	Pipeline System Integrity Adjustment

Other
AGIS	Advanced grid intelligence and security
ASC	FASB Accounting Standards Codification
CACJA	Clear air clean jobs act
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
GCA	Gas cost adjustment
IPP	Independent power producing entity
KEPCO	Korea Electric Power Corporation
MDL	Multi district litigation
MGP	Manufactured gas plant
NOL	Net operating loss
NOPR	Notice of proposed rulemaking
O&M	Operating and maintenance
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
VIE	Variable interest entity
WACC	Weighted average cost of capital

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impacts on our results of operations, financial condition and cash flows or resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Quarterly Report on Form 10-Q and in other filings with the SEC (including PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020 and subsequent filings), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations and their impact on capital expenditures and the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Operating revenues
Electric	$827	$715	$1,560	$1,427
Natural gas	338	186	753	518
Other	9	10	22	23
Total operating revenues	1,174	911	2,335	1,968

Operating expenses
Electric fuel and purchased power	328	258	599	529
Cost of natural gas sold and transported	168	50	338	187
Cost of sales — other	3	3	6	6
Operating and maintenance expenses	205	189	412	394
Demand side management expenses	32	37	64	71
Depreciation and amortization	185	158	368	315
Taxes (other than income taxes)	64	55	130	109
Total operating expenses	985	750	1,917	1,611

Operating income	189	161	418	357

Other income, net	1	2	3	—
Allowance for funds used during construction — equity	7	11	12	20

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $4 and $4, respectively	62	63	121	123
Allowance for funds used during construction — debt	(2)	(5)	(3)	(8)
Total interest charges and financing costs	60	58	118	115

Income before income taxes	137	116	315	262
Income tax expense	3	8	14	25
Net income	$134	$108	$301	$237
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Net income	$134	$108	$301	$237
Other comprehensive income
Derivative instruments:
Reclassification of loss to net income, net of tax of $—, $—, $— and $—, respectively	—	—	1	1

Total other comprehensive income	—	—	1	1
Total comprehensive income	$134	$108	$302	$238

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2021	2020
Operating activities
Net income	$301	$237
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	357	317
Deferred income taxes	9	9
Amortization of investment tax credits	(1)	(1)
Allowance for equity funds used during construction	(12)	(20)
Provision for bad debts	10	11
Changes in operating assets and liabilities:
Accounts receivable	5	25
Accrued unbilled revenues	53	65
Inventories	8	20
Other current assets	13	7
Accounts payable	(10)	(83)
Net regulatory assets and liabilities	(554)	41
Other current liabilities	(187)	(86)
Pension and other employee benefit obligations	(50)	(47)
Other, net	60	(10)
Net cash provided by operating activities	2	485

Investing activities
Utility capital/construction expenditures	(705)	(918)
Investments in utility money pool arrangement	(240)	(366)
Repayments from utility money pool arrangement	240	366
Net cash used in investing activities	(705)	(918)

Financing activities
Repayments of short-term borrowings, net	(136)	—
Borrowings under utility money pool arrangement	443	1,311
Repayments under utility money pool arrangement	(500)	(1,350)
Proceeds from issuance of long-term debt	738	735
Capital contributions from parent	447	778
Dividends paid to parent	(221)	(574)
Net cash provided by financing activities	771	900

Net change in cash, cash equivalents and restricted cash	68	467
Cash, cash equivalents and restricted cash at beginning of period	28	11
Cash, cash equivalents and restricted cash at end of period	$96	$478

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(116)	$(107)
Cash paid for income taxes, net	(15)	(18)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$126	$113
Inventory transfers to property, plant and equipment	10	17
Operating lease right-of-use assets	1	8
Allowance for equity funds used during construction	12	20
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$96	$28
Accounts receivable, net	324	342
Accounts receivable from affiliates	—	8
Accrued unbilled revenues	246	298
Inventories	166	189
Regulatory assets	179	121
Derivative instruments	36	21
Prepayments and other	69	82
Total current assets	1,116	1,089

Property, plant and equipment, net	17,845	17,470

Other assets
Regulatory assets	1,637	1,059
Derivative instruments	40	16
Operating lease right-of-use assets	454	500
Other	224	231
Total other assets	2,355	1,806
Total assets	$21,316	$20,365

Liabilities and Stockholder's Equity
Current liabilities
Borrowings under utility money pool arrangement	$—	$57
Short-term debt	—	136
Accounts payable	430	452
Accounts payable to affiliates	67	58
Regulatory liabilities	97	100
Taxes accrued	139	251
Accrued interest	58	61
Dividends payable to parent	119	105
Derivative instruments	35	27
Operating lease liabilities	98	97
Other	90	84
Total current liabilities	1,133	1,428

Deferred credits and other liabilities
Deferred income taxes	1,929	1,897
Regulatory liabilities	2,397	2,337
Asset retirement obligations	407	399
Derivative instruments	46	51
Customer advances	163	168
Pension and employee benefit obligations	111	161
Operating lease liabilities	384	432
Other	183	176
Total deferred credits and other liabilities	5,620	5,621

Commitments and contingencies
Capitalization
Long-term debt	6,464	5,724
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at June 30, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	6,210	5,770
Retained earnings	1,912	1,846
Accumulated other comprehensive loss	(23)	(24)
Total common stockholder's equity	8,099	7,592
Total liabilities and stockholder's equity	$21,316	$20,365
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2021 and 2020
Balance at March 31, 2020	100	$—	$4,989	$2,109	$(26)	$7,072
Net income				108		108
Dividends declared to parent				(465)		(465)
Contribution of capital by parent			705			705
Balance at June 30, 2020	100	$—	$5,694	$1,752	$(26)	$7,420

Balance at March 31, 2021	100	$—	$6,070	$1,898	$(23)	$7,945
Net income				134		134
Dividends declared to parent				(120)		(120)
Contribution of capital by parent			140			140
Balance at June 30, 2021	100	$—	$6,210	$1,912	$(23)	$8,099

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2021 and 2020
Balance at Dec. 31, 2019	100	$—	$4,940	$2,083	$(27)	$6,996
Net income				237		237
Other comprehensive income					1	1
Dividends declared to parent				(567)		(567)
Contribution of capital by parent			754			754
Adoption of ASC Topic 326				(1)		(1)
Balance at June 30, 2020	100	$—	$5,694	$1,752	$(26)	$7,420

Balance at Dec. 31, 2020	100	$—	$5,770	$1,846	$(24)	$7,592
Net income				301		301
Other comprehensive income					1	1
Dividends declared to parent				(235)		(235)
Contribution of capital by parent			440			440
Balance at June 30, 2021	100	$—	$6,210	$1,912	$(23)	$8,099

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo and its subsidiaries as of June 30, 2021 and Dec. 31, 2020; the results of operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and six months ended June 30, 2021 and 2020; and its cash flows for the six months ended June 30, 2021 and 2020.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2021, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2020 balance sheet information has been derived from the audited 2020 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2020.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2020, filed with the SEC on Feb. 17, 2021. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

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

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$358	$371
Less allowance for bad debts	(34)	(29)
Accounts receivable, net	$324	$342

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$64	$63
Fuel	67	73
Natural gas	35	53
Total inventories	$166	$189

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$16,020	$15,736
Natural gas plant	5,173	5,037
Common and other property	1,201	1,191
Plant to be retired (a)	200	225
Construction work in progress	721	510
Total property, plant and equipment	23,315	22,699
Less accumulated depreciation	(5,470)	(5,229)
Property, plant and equipment, net	$17,845	$17,470
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
Money pool borrowings for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$250	$250
Amount outstanding at period end	—	57
Average amount outstanding	—	59
Maximum amount outstanding	8	250
Weighted average interest rate, computed on a daily basis	0.04%	0.60%
Weighted average interest rate at period end	N/A	0.07
Commercial Paper — Commercial paper outstanding for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$700	$700
Amount outstanding at period end	—	136
Average amount outstanding	—	30
Maximum amount outstanding	—	230
Weighted average interest rate, computed on a daily basis	N/A	1.59%
Weighted average interest rate at period end	N/A	0.20

Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2021 and Dec. 31, 2020, there were $8 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
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
At June 30, 2021, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$8	$692
(a)    Expires in June 2024.
(b)    Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2021 and Dec. 31, 2020.
Long-Term Borrowings
During the six months ended June 30, 2021, PSCo issued $750 million of 1.875% first mortgage bonds due June 15, 2031.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$272	$204	$3	$479
C&I	426	81	6	513
Other	13	—	—	13
Total retail	711	285	9	1,005
Wholesale	48	—	—	48
Transmission	19	—	—	19
Other	14	38	—	52
Total revenue from contracts with customers	792	323	9	1,124
Alternative revenue and other	35	15	—	50
Total revenues	$827	$338	$9	$1,174

	Three Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$244	$118	$3	$365
C&I	351	39	6	396
Other	12	—	—	12
Total retail	607	157	9	773
Wholesale	42	—	—	42
Transmission	14	—	—	14
Other	14	23	—	37
Total revenue from contracts with customers	677	180	9	866
Alternative revenue and other	38	6	1	45
Total revenues	$715	$186	$10	$911

	Six Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$518	$443	$6	$967
C&I	752	165	15	932
Other	25	—	—	25
Total retail	1,295	608	21	1,924
Wholesale	135	—	—	135
Transmission	37	—	—	37
Other	23	83	—	106
Total revenue from contracts with customers	1,490	691	21	2,202
Alternative revenue and other	70	62	1	133
Total revenues	$1,560	$753	$22	$2,335

	Six Months Ended June 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$481	$335	$6	$822
C&I	704	117	15	836
Other	24	—	—	24
Total retail	1,209	452	21	1,682
Wholesale	89	—	—	89
Transmission	27	—	—	27
Other	29	53	—	82
Total revenue from contracts with customers	1,354	505	21	1,880
Alternative revenue and other	73	13	2	88
Total revenues	$1,427	$518	$23	$1,968

6. Income Taxes
Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below and are incorporated herein by reference.

Difference between the statutory rate and ETR:

	Six Months Ended June 30
	2021	2020 (a)
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.6	3.7
(Decreases) increases in tax from:
Wind PTCs	(15.1)	(9.8)
Plant regulatory differences (b)	(4.5)	(4.7)
Other (net)	(0.6)	(0.7)
Effective income tax rate	4.4%	9.5%
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
Additionally, the statute of limitations related to a federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of June 30, 2021, PSCo’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2009. As of June 30, 2021, there are no state income tax audits in progress.
Unrecognized Benefits — The unrecognized tax benefit balance includes permanent tax positions, which if recognized would affect the ETR. In addition, the unrecognized tax benefit balance includes temporary tax positions for which deductibility is highly certain, but for which there is uncertainty about the timing. A change in the timing of deductibility would not affect the ETR but would accelerate the payment to the taxing authority.
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$8	$7
Unrecognized tax benefit — Temporary tax positions	2	2
Total unrecognized tax benefit	$10	$9
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(9)	$(8)
As the IRS and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $3 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.

Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	June 30, 2021	Dec. 31, 2020
Payable for interest related to unrecognized tax benefits at beginning of period	$—	$(1)
Interest benefit related to unrecognized tax benefits	—	1
Payable for interest related to unrecognized tax benefits at end of period	$—	$—
No amounts were accrued for penalties related to unrecognized tax benefits as of June 30, 2021 or Dec. 31, 2020.

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
Commodity derivatives — The methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated and may result in Level 3 classification.
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

At June 30, 2021, accumulated other comprehensive loss related to settled interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
Wholesale and Commodity Trading Risk — PSCo conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas-related instruments, including derivatives. PSCo is allowed to conduct these activities within guidelines and limitations as approved by its risk management committee, comprised of management personnel not directly involved in the activities governed by this policy. Sharing of any margins is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement.
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
As of June 30, 2021, PSCo had no commodity contracts designated as cash flow hedges.
PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	June 30, 2021	Dec. 31, 2020
Megawatt hours of electricity	20	17
Million British thermal units of natural gas	86	93
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
At June 30, 2021, five of PSCo’s ten most significant counterparties for these activities, comprising $80 million, or 49%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Four of the ten most significant counterparties, comprising $16 million, or 10%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $46 million, or 28%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are independent system operators, municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.
Impact of Derivative Activity —

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended June 30, 2021
Other derivative instruments
Natural gas commodity	$—	$(2)
Total	$—	$(2)

Six Months Ended June 30, 2021
Other derivative instruments
Natural gas commodity	$—	$(2)
Total	$—	$(2)

Three Months Ended June 30, 2020
Other derivative instruments
Natural gas commodity	$—	$(3)
Total	$—	$(3)

Six Months Ended June 30, 2020
Other derivative instruments
Natural gas commodity	$—	$(3)
Total	$—	$(3)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2021
Other derivative instruments
Commodity trading	$—		$—		$10	(b)
Total	$—		$—		$10

Six Months Ended June 30, 2021
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$14	(b)
Natural gas commodity	—		6	(c)	(6)	(c)
Total	$—		$6		$8

Three Months Ended June 30, 2020
Other derivative instruments
Commodity trading	$—		$—		$(1)	(b)
Total	$—		$—		$(1)

Six Months Ended June 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(5)	(b)
Natural gas commodity	—		3	(c)	(3)	(c)
Total	$—		$3		$(8)
(a)    Amounts are recorded to interest charges.
(b)    Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.
(c)    Amounts for both the three and six months ended June 30, 2021 and 2020, included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The derivative settlement losses for both the three and six months ended June 30, 2021 and 2020 relate to natural gas operations and were recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.
PSCo had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2021 and 2020.
Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. At June 30, 2021 and Dec. 31, 2020, there were no derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of June 30, 2021 and Dec. 31, 2020, there were approximately $20 million and $46 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2021 and Dec. 31, 2020.

Recurring Fair Value Measurements — PSCo’s derivative assets and liabilities measured at fair value on a recurring basis:

	June 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$11	$145	$1	$157	$(129)	$28	$1	$41	$1	$43	$(28)	$15
Natural gas commodity	—	8	—	8	—	8	—	6	—	6	—	6
Total current derivative assets	$11	$153	$1	$165	$(129)	$36	$1	$47	$1	$49	$(28)	$21
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$5	$80	$29	$114	$(74)	$40	$1	$27	$8	$36	$(20)	$16
Total noncurrent derivative assets	$5	$80	$29	$114	$(74)	$40	$1	$27	$8	$36	$(20)	$16

	June 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$7	$148	$10	$165	$(133)	$32	$1	$46	$7	$54	$(33)	$21
Natural gas commodity	—	3	—	3	—	3	—	6	—	6	—	6
Total current derivative liabilities	$7	$151	$10	$168	$(133)	$35	$1	$52	$7	$60	$(33)	$27
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$50	$81	$133	$(87)	$46	$1	$24	$46	$71	$(20)	$51
Total noncurrent derivative assets	$2	$50	$81	$133	$(87)	$46	$1	$24	$46	$71	$(20)	$51
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2021 and Dec. 31, 2020. At both June 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include rights to reclaim cash collateral of $16 million and $5 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Balance at April 1	$(38)	$(15)
Settlements	—	—
Net transactions recorded during the period:
Losses recognized in earnings (a)	(23)	(2)
Balance at June 30	$(61)	$(17)

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$(44)	$(13)
Settlements	(1)	(1)
Net transactions recorded during the period:
Losses recognized in earnings (a)	(16)	(3)
Balance at June 30	$(61)	$(17)
(a)Presented amounts relate to instruments held at the end of the period. The consolidated income statement also includes gains and losses on Level 1 and 2 instruments, and Level 3 instruments settled during the period.
PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2021 and 2020.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,464	$7,426	$5,724	$7,040
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$8	$8	$—	$—
Interest cost (a)	9	11	3	3
Expected return on plan assets (a)	(18)	(18)	(4)	(4)
Amortization of prior service credit (a)	—	(1)	(1)	(1)
Amortization of net loss (a)	8	8	1	—
Net periodic benefit cost (credit)	7	8	(1)	(2)
Effects of regulation	2	—	—	1
Net benefit cost (credit) recognized for financial reporting	$9	$8	$(1)	$(1)

	Six Months Ended June 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$16	$15	$—	$—
Interest cost (a)	19	23	6	6
Expected return on plan assets (a)	(36)	(35)	(8)	(9)
Amortization of prior service credit (a)	—	(1)	(2)	(2)
Amortization of net loss (a)	16	15	2	2
Net periodic benefit cost (credit)	15	17	(2)	(3)
Effects of regulation	2	—	1	1
Net benefit cost (credit) recognized for financial reporting	$17	$17	$(1)	$(2)
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2021, contributions of $125 million were made across four of Xcel Energy’s pension plans, of which $45 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2021.

9. Commitments and Contingencies
The following includes commitments, contingencies and unresolved contingencies that are material to PSCo’s financial position.
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
In such cases, there is considerable uncertainty regarding the timing or ultimate resolution, including a possible eventual loss. For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on PSCo’s consolidated financial statements. Legal fees are generally expensed as incurred.

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
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado. Settlement of approximately $3 million was reached in February 2021. The parties have sought and are awaiting court approval of the settlement. A hearing was held on July 22, 2021. A decision is anticipated in Q3.
Arandell Corp. — The trial has been vacated and will be rescheduled after the court rules on the pending motions for reconsideration and for class certification. Xcel Energy has concluded that a loss is remote for the remaining lawsuit.
Rate Matters
Gas Cost Adjustment NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The proposed rule would establish an annual forecast of GCA costs for each utility and allow each utility to recover only 90%-95% of any costs in excess of the forecasted amount. The proposed rule would allow utilities to earn an incentive equal to an undefined portion of any savings relative to forecasted costs. Initial comments were due July 23, 2021, reply comments are due Aug. 6, 2021 and a hearing is scheduled for Aug. 26, 2021. A CPUC decision in expected in the third quarter of 2021.
Environmental
MGP, Landfill and Disposal Sites
PSCo is investigating, remediating or performing post-closure actions at three MGP, landfill or other disposal sites across its service territory.
PSCo has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing is unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — PSCo’s operations are subject to federal and state regulations that impose requirements for handling, storage, treatment and disposal of solid waste. Under the CCR Rule, utilities are required to complete groundwater sampling around their CCR landfills and surface impoundments. Currently, PSCo has five regulated ash units in operation.
PSCo is conducting groundwater sampling and monitoring and implementing assessment of corrective measures at certain CCR landfills and surface impoundments. Increases above background concentrations were detected at four locations. Based on further assessments, PSCo is evaluating options for corrective action at two locations, one of which indicates potential offsite impacts to groundwater. The total cost is uncertain, but could be up to $35 million. PSCo is continuing to assess the financial and regulatory impacts.

In August 2020, the EPA published its final rule to implement closure by April 2021 for all CCR impoundments affected by the August 2018 D.C. Circuit ruling. This final rule required PSCo to expedite closure plans for one impoundment.
PSCo also built an alternative collection and treatment system to remove the Comanche Station bottom ash pond from service. The total cost of the alternate treatment system is approximately $25 million. PSCo worked expeditiously to meet the April 11, 2021 deadline, but was not able to remove the pond from service until June 18, 2021. PSCo expects to negotiate a compliance order with the EPA. PSCo will also now proceed with closure of the pond, with an estimated cost of $3 million.
Closure costs for existing impoundments are included in the calculation of the asset retirement obligation.
Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$26	$25
Other operating leases (a)	3	3
Total operating lease expense (b)	$29	$28
Finance leases
Amortization of ROU assets	$2	$2
Interest expense on lease liability	4	4
Total finance lease expense	$6	$6
(a)Includes immaterial short-term lease expense for 2021 and 2020.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$51	$49
Other operating leases (a)	7	7
Total operating lease expense (b)	$58	$56
Finance leases
Amortization of ROU assets	$4	$3
Interest expense on lease liability	8	9
Total finance lease expense	$12	$12
(a)Includes short-term lease expense of $1 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of June 30, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$493	$61	$554	$472
Interest component of obligation	(65)	(7)	(72)	(344)
Present value of minimum obligation	$428	$54	482	128
Less current portion			(98)	(5)
Noncurrent operating and finance lease liabilities			$384	$123
VIEs
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases. These specific PPAs create a variable interest in the IPP.
PSCo had approximately 1,518 MW of capacity under long-term PPAs at both June 30, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. PSCo concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(22)	$(1)	$(23)	$(24)	$(2)	$(26)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $—, $—, $— and $—, respectively) (a)	—	—	—	—	—	—
Net current period other comprehensive income	—	—	—	—	—	—
Accumulated other comprehensive loss at June 30	$(22)	$(1)	$(23)	$(24)	$(2)	$(26)
(a) Included in interest charges

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(23)	$(1)	$(24)	$(25)	$(2)	$(27)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $—, $—, $— and $—, respectively) (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at June 30	$(22)	$(1)	$(23)	$(24)	$(2)	$(26)
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
PSCo’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues	$827	$715
Net income	107	89
Regulated Natural Gas
Total revenues	$338	$186
Net income	30	16
All Other
Total revenues (a)	$9	$10
Net (loss) income	(3)	3
Consolidated Total
Total revenues (a)	$1,174	$911
Net income	134	108
(a)    Total revenues include $1 million of other affiliate revenue for both the three months ended June 30, 2021 and 2020.

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues	$1,560	$1,427
Net income	188	163
Regulated Natural Gas
Total revenues	$753	$518
Net income	114	68
All Other
Total revenues (a)	$22	$23
Net (loss) income	(1)	6
Consolidated Total
Total revenues (a)	$2,335	$1,968
Net income	301	237
(a)    Total revenues include $2 million of other affiliate revenue for both the six months ended June 30, 2021 and 2020.

ITEM 2 — MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Discussion of financial condition and liquidity for PSCo is omitted per conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q for wholly owned subsidiaries. It is replaced with management’s narrative analysis of the results of operations set forth in General Instruction H(2)(a) of Form 10-Q for wholly owned subsidiaries (reduced disclosure format).
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

Results of Operations
PSCo’s net income was $301 million year-to-date, compared with $237 million for the prior year. The increase in year-to-date earnings was driven by higher natural gas and electric margins (primarily capital investment recovery and regulatory outcomes), partially offset by additional depreciation and other taxes (other than income taxes).
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal used in the generation of electricity. However, these price fluctuations have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and margin.

Electric revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Electric revenues	$1,560	$1,427
Electric fuel and purchased power	(599)	(529)
Electric margin	$961	$898
Changes in electric margin:

(Millions of Dollars)	Six Months Ended June 30, 2021 vs. 2020
Non-fuel riders	$65
Regulatory rate outcome	18
Proprietary commodity trading, net of sharing – Winter Storm Uri	11
Wholesale transmission revenue (net)	8
PTCs flowed back to customers (offset by lower ETR)	(27)
Demand side management revenues (offset in expense)	(6)
Sales and demand (a)	(4)
Other (net)	(2)
Total increase in electric margin	$63
(a)     Sales decline excludes weather impact, net of decoupling, and demand revenue is not impacted by decoupling.
Natural Gas Margin
Natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.
Natural gas revenues and margin:

	Six Months Ended June 30
(Millions of Dollars)	2021	2020
Natural gas revenues	$753	$518
Cost of natural gas sold and transported	(338)	(187)
Natural gas margin	$415	$331
Changes in natural gas margin:

(Millions of Dollars)	Six Months Ended June 30, 2021 vs. 2020
Regulatory rate outcomes	$71
Estimated impact of weather	7
Infrastructure and integrity riders	3
Retail sales growth	2
Other, net	1
Total increase in natural gas margin	$84
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $53 million, or 16.8% year-to-date. The increase was primarily due to the in-servicing of the Cheyenne Ridge wind farm, new deprecation rates, normal system expansion and Comanche related regulatory asset amortization, partially offset by a decrease in amortization of pension regulatory assets.

Income Taxes — Income tax expense decreased $11 million for the first six months of 2021. The decrease was primarily driven by an increase in wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. These were partially offset by higher pretax earnings in 2021.
See Note 6 to the consolidated financial statements.

Other
Winter Storm Uri
In February 2021, the central portion of the United States experienced a major winter storm (Winter Storm Uri). Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation across the region. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity.
As a result of the extremely high market prices, PSCo incurred net natural gas, fuel and purchased energy costs of approximately $610 million (largely deferred as regulatory assets) in the first quarter. Certain energy transactions are subject to final/settlement calculation adjustments, including the impacts of credit losses shared among market participants. Such adjustments are not expected to be material to our results of operations, financial condition or cash flows.
Regulatory Overview — PSCo has natural gas, fuel and purchased energy mechanisms for recovering incurred costs. In May, PSCo filed a request with the CPUC to recover $263 million in weather-related electric costs, $287 million in incremental gas costs and $4 million in incremental steam costs over 24 months with no financing charge. A decision is expected in the first quarter of 2022. In addition, the CPUC is considering prospective changes in fuel cost recovery.
Supply Chain and Capital Expenditures
PSCo’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Overall, as a result of COVID-19, manufacturing processes have experienced disruptions related to scarcity of raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, storms and labor shortages. The Company continues to monitor the availability of materials and seek alternative suppliers as necessary.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 and in Item 2 of PSCo’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
PSIA Extension	$464	February 2021	Pending
Electric Rate Case	$470	July 2021	Pending
Additional Information:
PSIA Rider Extension — In February 2021, PSCo requested to extend its PSIA rider for three years (through the end of 2024), which would recover $464 million in project costs. The extension is intended to allow for a wind down of the rider and transition of recovery of the projects included in the rider to base rates in 2025. The Staff and OCC have recommended the CPUC deny the extension of the rider. However, if the CPUC were to allow the rider extension, the scope of the rider would be limited and only allow a return on debt. A CPUC decision is expected in the fourth quarter of 2021.
Colorado Electric Rate Request — In July 2021, PSCo filed a request with the CPUC seeking a net increase to retail electric base rate revenue of $343 million (or 12.4%). The total request reflects a $470 million increase, which includes $127 million of previously authorized costs currently recovered through various rider mechanisms. The request is based on a 10.0% ROE, an equity ratio of 55.64% and a 2022 forecast test year. The request also includes impacts of a new depreciation study. A required historical test year, including a 10.5% ROE, was also filed. Rates are expected to be effective April 9, 2022.

Revenue Request (millions of dollars)	2022
Changes since 2019 rate case:
Plant-related growth	$95
AGIS	73
Updated cost of capital	53
New depreciation rates	43
Wildfire mitigation	25
Property taxes	25
Amortization of previously approved deferrals	17
Other	12
Net increase to revenue	343
Roll-in of previously authorized costs:
TCA rider revenues and Cheyenne Ridge costs	127
Total base revenue request	$470

Expected average 2022 rate base (billions of dollars)	$10.3
2019 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gains and losses on sales of assets, oil and gas royalty revenues, Board of Directors equity compensation and a true-up surcharge to collect the difference between what rates should have been in place from February through August 2020 (based on the CPUC’s decision on the Company’s Application for Reconsideration, Rehearing or Reargument) and what rates were actually in place. Briefing was completed on July 9, 2021 and a decision is pending.

2017 Natural Gas Rate Case Appeal — In April 2019, PSCo filed an appeal of the CPUC’s ruling regarding PSCo’s natural gas rate case. In March 2020, The District Court of Denver County ruled in favor of allowing the prepaid pension assets to be included in rate base; but it upheld the CPUC treatment of the retiree medical assets and capital structure methodology. In July 2021, the CPUC approved a weighted average cost of capital return for the applicable period of Jan. 1, 2018 through Oct. 31, 2020.
Decoupling Filing — PSCo's 2019 Electric Rate Case included a decoupling program, effective April 1, 2020 through Dec. 31, 2023. The program applies to Residential and metered small C&I customers who do not pay a demand charge. The program includes a refund and surcharge cap not to exceed 3% of forecasted base rate revenue for a specified period.
In April 2021, PSCo made its annual filing for 2020, and the revised tariff went into effect by operation of law on June 1, 2021. In the annual filing review, the CPUC indicated they may pursue reopening the case in order to revisit the cap. As of June 30, 2021, PSCo has recognized a refund for Residential customers and a surcharge for C&I customers based on 2020 results and 2021 estimated amounts to date.
Colorado’s Power Pathway Transmission Expansion — In March 2021, PSCo filed for a Certificate of Public Convenience and Necessity for the Power Pathway transmission project, proposing a 560-mile, 345 kilovolt double circuit transmission network to enable approximately 4,000-5,000 MW of renewable generation in eastern Colorado with an estimated cost of approximately $1.7 billion.
PSCo also presented an extension of the Power Pathway project into southeast Colorado, referred to as the May Valley - Longhorn Extension ($0.3 billion). PSCo expects future filings for related network upgrades, voltage support and interconnection facilities, which with the May Valley - Longhorn Extension, could result in an incremental investment of $0.5 - $0.8 billion. A CPUC decision regarding the Power Pathway project, as well as the May Valley - Longhorn Extension, is expected by February 2022.
PSCo KEPCO Filing — In September 2020, PSCo filed with the CPUC for approval to terminate a solar PPA with KEPCO Solar of Alamosa, Inc. and establish a regulatory asset to recover transaction costs of approximately $41 million. By terminating the PPA, customers would save approximately $38 million over an 11-year period. However, the Administrative Law Judge ruled against approval of the Termination Agreement. In July 2021, the CPUC upheld the Administrative Law Judge’s recommended decision. PSCo anticipates filing an Application for Reconsideration.
Electric Resource Plan — In March 2021, PSCo filed its 2021 Electric Resource Plan with the CPUC. The filing outlines the proposed future retirements/conversions of PSCo’s remaining coal plants and is expected to result in an 80% renewable fuel mix and an 85% carbon emissions reduction target by 2030.

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
A CPUC decision on the resource plan is expected in January of 2022 with the competitive solicitation for resource additions expected in Q2 2022. Incremental generation system costs to meet carbon emission reduction targets are proposed to be recovered through a Clean Energy Plan Rider.
PSCo — Comanche Unit 3 — PSCo is part owner and operator of Comanche Unit 3, a 750 MW, coal-fueled electric generating unit. In January 2020, the unit experienced a turbine failure causing the unit to be taken offline for repairs, which were completed in June 2020. During start-up, the unit experienced a loss of turbine oil, which damaged the plant. Comanche Unit 3 recommenced operations in January 2021. Replacement and repair of damaged systems in excess of a $2 million deductible are expected to be recovered through insurance policies. PSCo incurred replacement power costs of approximately $16 million during the outage.
In October 2020, the CPUC initiated a non-adjudicatory review of Comanche Unit 3’s performance. A report on performance was issued in March 2021. The CPUC Staff’s report noted higher-than average outages and included some criticisms of PSCo’s operations of Comanche Unit 3 over the last ten years. The report recommended thorough explanation of the future of Comanche Unit 3 operations in the next resource plan, performance standards for all company-owned generation and a review of outage and repair costs in the upcoming proceedings.
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
Affordable Clean Energy
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
Emerging Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention by environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our results of operations, financial condition or cash flows. PSCo will continue to monitor these regulatory developments and their potential impact on its operations.

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

As of June 30, 2021, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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
For current proceedings not specifically reported herein, management does not anticipate that the ultimate liabilities, if any, would have a material effect on PSCo’s consolidated financial statements. Legal fees are generally expensed as incurred.
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

Public Service Company of Colorado

July 29, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)