Form 10-Q
period 2021-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2021-10-28
CIK 81018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 28, 2021
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
PSIA	Pipeline System Integrity Adjustment

Other
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
COEO	Colorado Energy Office
COVID-19	Novel coronavirus
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	United States generally accepted accounting principles
GCA	Gas cost adjustment
IPP	Independent power producing entity
KEPCO	Korea Electric Power Corporation
MDL	Multi district litigation
MGP	Manufactured gas plant
NOL	Net operating loss
NOPR	Notice of proposed rulemaking
O&M	Operating and maintenance
PFAS	Per- and PolyFluoroAlkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
UCA	Colorado Office of the Utility Consumer Advocate
VIE	Variable interest entity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2020 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2021	2020	2021	2020
Operating revenues
Electric	$1,048	$916	$2,608	$2,343
Natural gas	177	156	930	674
Other	12	9	34	32
Total operating revenues	1,237	1,081	3,572	3,049

Operating expenses
Electric fuel and purchased power	403	299	1,002	828
Cost of natural gas sold and transported	43	35	381	222
Cost of sales — other	5	3	11	10
Operating and maintenance expenses	210	196	622	590
Demand side management expenses	34	36	98	107
Depreciation and amortization	189	164	557	479
Taxes (other than income taxes)	62	58	192	167
Total operating expenses	946	791	2,863	2,403

Operating income	291	290	709	646

Other income (expense), net	—	(1)	3	(1)
Allowance for funds used during construction — equity	7	10	19	30

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $6 and $5, respectively	62	60	183	183
Allowance for funds used during construction — debt	(3)	(3)	(6)	(12)
Total interest charges and financing costs	59	57	177	171

Income before income taxes	239	242	554	504
Income tax expense	24	24	38	49
Net income	$215	$218	$516	$455
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2021	2020	2021	2020
Net income	$215	$218	$516	$455
Other comprehensive income
Derivative instruments:
Reclassification of loss to net income, net of tax of $—, $—, $— and $—, respectively	—	—	1	1

Total other comprehensive income	—	—	1	1
Total comprehensive income	$215	$218	$517	$456

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2021	2020
Operating activities
Net income	$516	$455
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	560	482
Deferred income taxes	38	26
Amortization of investment tax credits	(2)	(2)
Allowance for equity funds used during construction	(19)	(30)
Provision for bad debts	28	16
Changes in operating assets and liabilities:
Accounts receivable	(38)	(19)
Accrued unbilled revenues	49	72
Inventories	(58)	(11)
Other current assets	2	(10)
Accounts payable	25	(51)
Net regulatory assets and liabilities	(544)	31
Other current liabilities	(49)	(41)
Pension and other employee benefit obligations	(53)	(45)
Other, net	(40)	(15)
Net cash provided by operating activities	415	858

Investing activities
Utility capital/construction expenditures	(1,098)	(1,293)
Investments in utility money pool arrangement	(273)	(366)
Repayments from utility money pool arrangement	243	366
Net cash used in investing activities	(1,128)	(1,293)

Financing activities
Repayments of short-term borrowings, net	(136)	—
Borrowings under utility money pool arrangement	514	1,382
Repayments under utility money pool arrangement	(571)	(1,360)
Proceeds from issuance of long-term debt	738	735
Repayments of long-term debt	—	(400)
Capital contributions from parent	567	788
Dividends paid to parent	(340)	(704)
Net cash provided by financing activities	772	441

Net change in cash, cash equivalents and restricted cash	59	6
Cash, cash equivalents and restricted cash at beginning of period	28	11
Cash, cash equivalents and restricted cash at end of period	$87	$17

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(195)	$(184)
Cash paid for income taxes, net	(14)	(17)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$170	$159
Inventory transfers to property, plant and equipment	11	26
Operating lease right-of-use assets	4	14
Allowance for equity funds used during construction	19	30
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2021	Dec. 31, 2020
Assets
Current assets
Cash and cash equivalents	$87	$28
Accounts receivable, net	363	342
Accounts receivable from affiliates	—	8
Investments under utility money pool arrangement	30	—
Accrued unbilled revenues	249	298
Inventories	231	189
Regulatory assets	277	121
Derivative instruments	91	21
Prepayments and other	79	82
Total current assets	1,407	1,089

Property, plant and equipment, net	18,120	17,470

Other assets
Regulatory assets	1,468	1,059
Derivative instruments	21	16
Operating lease right-of-use assets	433	500
Other	218	231
Total other assets	2,140	1,806
Total assets	$21,667	$20,365

Liabilities and Stockholder's Equity
Current liabilities
Current portion of long-term debt	$300	$—
Borrowings under utility money pool arrangement	—	57
Short-term debt	—	136
Accounts payable	510	452
Accounts payable to affiliates	67	58
Regulatory liabilities	103	100
Taxes accrued	201	251
Accrued interest	37	61
Dividends payable to parent	127	105
Derivative instruments	34	27
Operating lease liabilities	95	97
Other	103	84
Total current liabilities	1,577	1,428

Deferred credits and other liabilities
Deferred income taxes	1,969	1,897
Regulatory liabilities	2,394	2,337
Asset retirement obligations	411	399
Derivative instruments	19	51
Customer advances	163	168
Pension and employee benefit obligations	108	161
Operating lease liabilities	366	432
Other	184	176
Total deferred credits and other liabilities	5,614	5,621

Commitments and contingencies
Capitalization
Long-term debt	6,166	5,724
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Sept. 30, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	6,333	5,770
Retained earnings	2,000	1,846
Accumulated other comprehensive loss	(23)	(24)
Total common stockholder's equity	8,310	7,592
Total liabilities and stockholder's equity	$21,667	$20,365
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2021 and 2020
Balance at June 30, 2020	100	$—	$5,694	$1,752	$(26)	$7,420
Net income				218		218
Dividends declared to parent				(127)		(127)
Balance at Sept. 30, 2020	100	$—	$5,694	$1,843	$(26)	$7,511

Balance at June 30, 2021	100	$—	$6,210	$1,912	$(23)	$8,099
Net income				215		215
Dividends declared to parent				(127)		(127)
Contribution of capital by parent			123			123
Balance at Sept. 30, 2021	100	$—	$6,333	$2,000	$(23)	$8,310

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept 30, 2021 and 2020
Balance at Dec. 31, 2019	100	$—	$4,940	$2,083	$(27)	$6,996
Net income				455		455
Other comprehensive income					1	1
Dividends declared to parent				(694)		(694)
Contribution of capital by parent			754			754
Adoption of ASC Topic 326				(1)		(1)
Balance at Sept. 30, 2020	100	$—	$5,694	$1,843	$(26)	$7,511

Balance at Dec. 31, 2020	100	$—	$5,770	$1,846	$(24)	$7,592
Net income				516		516
Other comprehensive income					1	1
Dividends declared to parent				(362)		(362)
Contribution of capital by parent			563			563
Balance at Sept. 30, 2021	100	$—	$6,333	$2,000	$(23)	$8,310

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo and its subsidiaries as of Sept. 30, 2021 and Dec. 31, 2020; the results of PSCo’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2021 and 2020; and PSCo’s cash flows for the nine months ended Sept. 30, 2021 and 2020.
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
Subsequent Event
On Oct. 25, 2021, PSCo filed a comprehensive settlement with the CPUC Staff and the COEO, which proposes to address four outstanding regulatory items, including recovery of fuel costs related to Winter Storm Uri, disputed revenue associated with the 2020 electric decoupling pilot program year, replacement power costs associated with an extended outage at Comanche Unit 3 during 2020 and deferred customer bad debt balances associated with COVID-19. The UCA has not signed the settlement. A hearing and a CPUC decision on the settlement is expected in the first quarter of 2022.
Key terms of the proposed settlement:
•PSCo would fully recover Winter Storm Uri deferred net natural gas, fuel and purchased energy costs of $263 million (electric utility) and $287 million (natural gas utility) over a 24-month and 30-month period, respectively, with no carrying charges through a rider mechanism. Recovery would commence Jan. 1, 2022 for electric costs and April 1, 2022 for natural gas costs.
•PSCo will refund electric customers $41 million (previously deferred) related to the 2020 electric decoupling pilot program.
•PSCo agreed to forego recovery of $14 million for replacement power costs due to an extended outage at Comanche Unit 3 during 2020.
•PSCo also agreed to not seek recovery of COVID-19 related bad debt expense, previously deferred as a regulatory asset, and recorded an additional $11 million of incremental bad debt expense for the period ended Sept. 30, 2021.

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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Accounts receivable, net
Accounts receivable	$401	$371
Less allowance for bad debts	(38)	(29)
Accounts receivable, net	$363	$342

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$66	$63
Fuel	73	73
Natural gas	92	53
Total inventories	$231	$189

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$16,265	$15,736
Natural gas plant	5,267	5,037
Common and other property	1,176	1,191
Plant to be retired (a)	186	225
Construction work in progress	799	510
Total property, plant and equipment	23,693	22,699
Less accumulated depreciation	(5,573)	(5,229)
Property, plant and equipment, net	$18,120	$17,470
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
Money pool borrowings for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$250	$250
Amount outstanding at period end	—	57
Average amount outstanding	2	59
Maximum amount outstanding	38	250
Weighted average interest rate, computed on a daily basis	0.05%	0.60%
Weighted average interest rate at period end	N/A	0.07
Commercial Paper — Commercial paper outstanding for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2021	Year Ended Dec. 31, 2020
Borrowing limit	$700	$700
Amount outstanding at period end	—	136
Average amount outstanding	—	30
Maximum amount outstanding	—	230
Weighted average interest rate, computed on a daily basis	N/A	1.59%
Weighted average interest rate at period end	N/A	0.20
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both Sept. 30, 2021 and Dec. 31, 2020, there were $8 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Sept. 30, 2021 and Dec. 31, 2020.
Long-Term Borrowings
During the nine months ended Sept. 30, 2021, PSCo issued $750 million of 1.875% first mortgage bonds due June 15, 2031.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$386	$97	$3	$486
C&I	510	38	7	555
Other	12	—	—	12
Total retail	908	135	10	1,053
Wholesale	60	—	—	60
Transmission	23	—	—	23
Other	15	38	—	53
Total revenue from contracts with customers	1,006	173	10	1,189
Alternative revenue and other	42	4	2	48
Total revenues	$1,048	$177	$12	$1,237

	Three Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$344	$95	$3	$442
C&I	431	33	5	469
Other	11	—	—	11
Total retail	786	128	8	922
Wholesale	61	—	—	61
Transmission	18	—	—	18
Other	14	24	—	38
Total revenue from contracts with customers	879	152	8	1,039
Alternative revenue and other	37	4	1	42
Total revenues	$916	$156	$9	$1,081

	Nine Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$904	$540	$9	$1,453
C&I	1,262	203	22	1,487
Other	37	—	—	37
Total retail	2,203	743	31	2,977
Wholesale	195	—	—	195
Transmission	59	—	—	59
Other	37	122	—	159
Total revenue from contracts with customers	2,494	865	31	3,390
Alternative revenue and other	114	65	3	182
Total revenues	$2,608	$930	$34	$3,572

	Nine Months Ended Sept. 30, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$825	$431	$9	$1,265
C&I	1,135	150	20	1,305
Other	35	—	—	35
Total retail	1,995	581	29	2,605
Wholesale	150	—	—	150
Transmission	45	—	—	45
Other	43	77	—	120
Total revenue from contracts with customers	2,233	658	29	2,920
Alternative revenue and other	110	16	3	129
Total revenues	$2,343	$674	$32	$3,049

6. Income Taxes
Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 represents, in all material respects, the current status of other income tax matters except to the extent noted below and are incorporated herein by reference.
Difference between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2021	2020 (a)
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.6	3.7
(Decreases) increases in tax from:
Wind PTCs	(12.9)	(8.5)
Plant regulatory differences (b)	(4.1)	(4.6)
Other (net)	(0.7)	(1.9)
Effective income tax rate	6.9%	9.7%
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
Federal Audits — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal income tax returns expire as follows:

Tax Years	Expiration
2014 — 2016	December 2022
2018	September 2022
Additionally, the statute of limitations related to certain federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to a federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Sept. 30, 2021, PSCo’s earliest open tax year subject to examination by state taxing authorities under applicable statutes of limitations is 2014. As of Sept. 30, 2021, there are no state income tax audits in progress.
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
Unrecognized tax benefits — permanent vs temporary:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$9	$7
Unrecognized tax benefit — Temporary tax positions	2	2
Total unrecognized tax benefit	$11	$9
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Sept. 30, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(10)	$(8)
As the Internal Revenue Service and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million in the next 12 months.
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
At Sept. 30, 2021, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings, including forecasted amounts for unsettled hedges, as applicable.
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
PSCo enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. The classification of gains or losses for these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
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
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Sept. 30, 2021	Dec. 31, 2020
Megawatt hours of electricity	16	17
Million British thermal units of natural gas	94	93
(a)Amounts are not reflective of net positions in the underlying commodities.
(b)Notional amounts for options are included on a gross basis, but are weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — PSCo continuously monitors the creditworthiness of the counterparties to its interest rate derivatives and commodity derivative contracts, prior to settlement and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. The impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented on the consolidated balance sheets.
PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.
At Sept. 30, 2021, eight of PSCo’s ten most significant counterparties for these activities, comprising $99 million, or 55%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. One of the ten most significant counterparties, comprising $11 million, or 6%, of this credit exposure, was not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $27 million, or 15%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Five of these significant counterparties are independent system operators, municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.

Impact of Derivative Activity —

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended Sept. 30, 2021
Other derivative instruments
Natural gas commodity	$—	$37
Total	$—	$37

Nine Months Ended Sept. 30, 2021
Other derivative instruments
Natural gas commodity	$—	$36
Total	$—	$36

Three Months Ended Sept. 30, 2020
Other derivative instruments
Natural gas commodity	$—	$1
Total	$—	$1

Nine Months Ended Sept. 30, 2020
Other derivative instruments
Natural gas commodity	$—	$(2)
Total	$—	$(2)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2021
Other derivative instruments
Commodity trading	$—		$—		$11	(b)
Total	$—		$—		$11

Nine Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$25	(b)
Natural gas commodity	—		6	(c)	(6)	(c)
Total	$—		$6		$19

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2020
Other derivative instruments
Commodity trading	$—		$—		$3	(b)
Total	$—		$—		$3

Nine Months Ended Sept. 30, 2020
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(2)	(b)
Natural gas commodity	—		3	(c)	(3)	(c)
Total	$—		$3		$(5)
(a)    Amounts are recorded to interest charges.
(b)    Amounts are recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.
(c)    Amounts for both the three and nine months ended Sept. 30, 2021 and 2020, included no settlement gains or losses on derivatives entered to mitigate natural gas price risk for electric generation recorded to electric fuel and purchased power, subject to cost-recovery mechanisms and reclassified to a regulatory asset, as appropriate. The derivative settlement losses for both the three and nine months ended Sept. 30, 2021 and 2020 relate to natural gas operations and were recorded to cost of natural gas sold and transported. These gains and losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset or liability, as appropriate.
PSCo had no derivative instruments designated as fair value hedges during the three and nine months ended Sept. 30, 2021 and 2020.
Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. At Sept. 30, 2021 and Dec. 31, 2020, there were no derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of Sept. 30, 2021 and Dec. 31, 2020, there were approximately $18 million and $46 million, respectively, of derivative liabilities with such underlying contract provisions.
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

Recurring Fair Value Measurements — PSCo’s derivative assets and liabilities measured at fair value on a recurring basis:

	Sept. 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$35	$167	$—	$202	$(163)	$39	$1	$41	$1	$43	$(28)	$15
Natural gas commodity	—	52	—	52	—	52	—	6	—	6	—	6
Total current derivative assets	$35	$219	$—	$254	$(163)	$91	$1	$47	$1	$49	$(28)	$21
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$14	$36	$47	$97	$(76)	$21	$1	$27	$8	$36	$(20)	$16
Total noncurrent derivative assets	$14	$36	$47	$97	$(76)	$21	$1	$27	$8	$36	$(20)	$16

	Sept. 30, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$25	$152	$20	$197	$(163)	$34	$1	$46	$7	$54	$(33)	$21
Natural gas commodity	—	—	—	—	—	—	—	6	—	6	—	6
Total current derivative liabilities	$25	$152	$20	$197	$(163)	$34	$1	$52	$7	$60	$(33)	$27
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$4	$14	$95	$113	$(94)	$19	$1	$24	$46	$71	$(20)	$51
Total noncurrent derivative assets	$4	$14	$95	$113	$(94)	$19	$1	$24	$46	$71	$(20)	$51
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Sept. 30, 2021 and Dec. 31, 2020. At both Sept. 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include no obligations to return cash collateral. At Sept. 30, 2021 and Dec. 31, 2020, derivative assets and liabilities include rights to reclaim cash collateral of $18 million and $5 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Balance at July 1	$(61)	$(17)
Settlements	4	1
Net transactions recorded during the period:
Losses recognized in earnings (a)	(11)	(22)
Balance at Sept. 30	$(68)	$(38)

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Balance at Jan. 1	$(44)	$(13)
Settlements	3	—
Net transactions recorded during the period:
Losses recognized in earnings (a)	(27)	(25)
Balance at Sept. 30	$(68)	$(38)
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

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2021		Dec. 31, 2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,466	$7,371	$5,724	$7,040
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2021 and Dec. 31, 2020 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$8	$8	$—	$—
Interest cost (a)	9	11	2	3
Expected return on plan assets (a)	(18)	(18)	(4)	(4)
Amortization of prior service credit (a)	—	(1)	(1)	(1)
Amortization of net loss (a)	9	8	1	—
Net periodic benefit cost (credit)	8	8	(2)	(2)
Effects of regulation	(2)	3	1	1
Net benefit cost (credit) recognized for financial reporting	$6	$11	$(1)	$(1)

	Nine Months Ended Sept. 30
	2021	2020	2021	2020
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$24	$23	$—	$—
Interest cost (a)	29	34	8	10
Expected return on plan assets (a)	(54)	(53)	(12)	(13)
Amortization of prior service credit (a)	—	(2)	(3)	(3)
Amortization of net loss (a)	24	23	3	1
Net periodic benefit cost (credit)	23	25	(4)	(5)
Effects of regulation	—	3	2	2
Net benefit cost (credit) recognized for financial reporting	$23	$28	$(2)	$(3)
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
One case remain active which include an MDL matter consisting of a Wisconsin purported class (Arandell Corp.).
Breckenridge/Colorado — In February 2019, the MDL panel remanded Breckenridge back to the U.S. District Court in Colorado. Settlement of approximately $3 million was reached in February 2021. In July 2021, the settlement was approved.
Arandell Corp. — The trial has been vacated and will be rescheduled after the court rules on the pending motions for reconsideration and for class certification. Xcel Energy has concluded that a loss is remote for the remaining lawsuit.
Rate Matters
Comanche Unit 3 Litigation — In February 2021, the joint owners of Comanche Unit 3 (CORE Electric Cooperative, formerly known as Intermountain Rural Electrical Association, and Holy Cross Electric) served PSCo with a notice of claim related to Comanche Unit 3's operation and availability.
Discussions with Holy Cross Electric are proceeding pursuant to a contractual dispute resolution process and the amount of any alleged damages depends on multiple factors and is currently unknown.
In September 2021, CORE Electric Cooperative filed a lawsuit in Colorado state court seeking an unspecified amount of damages. CORE Electric Cooperative alleges PSCo breached ownership agreement terms by failing to operate Comanche Unit 3 in accordance with prudent utility practices. PSCo is continuing to assess legal options in response to the Complaint including assertions of affirmative defenses.
GCA NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The proposed rule would establish an annual forecast of GCA costs for each utility and allow each utility to recover only 90%-95% of any costs in excess of the forecasted amount. The proposed rule would allow utilities to earn an incentive equal to an undefined portion of any savings relative to forecasted costs. Comments were filed and requested that the CPUC delay the rule making process until after the 2021-2022 heating season; in part because utilities have already proceeded with purchasing gas for the upcoming heating season in accordance with prior CPUC decisions. In August 2021, the CPUC announced they would postpone a decision to a future date.

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

Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$26	$26
Other operating leases (a)	2	3
Total operating lease expense (b)	$28	$29
Finance leases
Amortization of ROU assets	$2	$2
Interest expense on lease liability	4	4
Total finance lease expense	$6	$6
(a)Includes immaterial short-term lease expense for 2021 and 2020.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Operating leases
PPA capacity payments	$77	$75
Other operating leases (a)	9	11
Total operating lease expense (b)	$86	$86
Finance leases
Amortization of ROU assets	$6	$5
Interest expense on lease liability	12	13
Total finance lease expense	$18	$18
(a)Includes short-term lease expense of $1 million for 2021 and 2020, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Sept. 30, 2021:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$468	$61	$529	$466
Interest component of obligation	(61)	(7)	(68)	(340)
Present value of minimum obligation	$407	$54	461	126
Less current portion			(95)	(4)
Noncurrent operating and finance lease liabilities			$366	$122
VIEs
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
PSCo had approximately 1,518 MW of capacity under long-term PPAs at both Sept. 30, 2021 and Dec. 31, 2020 with entities that have been determined to be VIEs. PSCo concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2021 and 2020:

	Three Months Ended Sept. 30, 2021			Three Months Ended Sept. 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(22)	$(1)	$(23)	$(24)	$(2)	$(26)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $—, $—, $— and $—, respectively) (a)	—	—	—	—	—	—
Net current period other comprehensive income	—	—	—	—	—	—
Accumulated other comprehensive loss at Sept. 30	$(22)	$(1)	$(23)	$(24)	$(2)	$(26)
(a) Included in interest charges.

	Nine Months Ended Sept. 30, 2021			Nine Months Ended Sept. 30, 2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(23)	$(1)	$(24)	$(25)	$(2)	$(27)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $—, $—, $— and $—, respectively) (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at Sept. 30	$(22)	$(1)	$(23)	$(24)	$(2)	$(26)
(a) Included in interest charges.

11. Segment Information
PSCo evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
PSCo has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates electricity which is transmitted and distributed in Colorado. This segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes PSCo’s wholesale commodity and trading operations.
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
PSCo’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Regulated Electric
Total revenues	$1,048	$916
Net income	212	215
Regulated Natural Gas
Total revenues	$177	$156
Net income	8	4
All Other
Total revenues (a)	$12	$9
Net loss	(5)	(1)
Consolidated Total
Total revenues (a)	$1,237	$1,081
Net income	215	218
(a)    Total revenues include $1 million of other affiliate revenue for both the three months ended Sept. 30, 2021 and 2020.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Regulated Electric
Operating revenues — external	$2,608	$2,343
Intersegment revenue	1	—
Total revenues	$2,609	$2,343
Net income	400	378
Regulated Natural Gas
Total revenues	$930	$674
Net income	121	72
All Other
Total revenues (a)	$34	$32
Net (loss) income	(5)	5
Consolidated Total
Total revenues (a)	$3,573	$3,049
Reconciling eliminations	(1)	—
Total operating revenues	$3,572	$3,049
Net income	516	455
(a)    Total revenues include $3 million of other affiliate revenue for both the nine months ended Sept. 30, 2021 and 2020.

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as electric margin and natural gas margin. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that adjusts measures calculated and presented in accordance with GAAP. PSCo’s management uses non-GAAP measures for financial planning and analysis, for reporting of results to the Board of Directors, in determining performance-based compensation and communicating its earnings outlook to analysts and investors. Non-GAAP financial measures are intended to supplement investors’ understanding of our performance and should not be considered alternatives for financial measures presented in accordance with GAAP. These measures are discussed in more detail below and may not be comparable to other companies’ similarly titled non-GAAP financial measures.
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

Results of Operations
PSCo’s net income was $516 million year-to-date, compared with $455 million for the prior year. The increase in year-to-date earnings was driven by higher natural gas and electric margins (regulatory outcomes to primarily recover capital investments), partially offset by additional depreciation, O&M expenses and other taxes (other than income taxes).
Electric Margin
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal used in the generation of electricity. However, these price fluctuations generally have minimal impact on electric margin due to fuel recovery mechanisms that recover fuel expenses. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and margin.
Electric revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Electric revenues	$2,608	$2,343
Electric fuel and purchased power	(1,002)	(828)
Electric margin	$1,606	$1,515
Changes in electric margin:

(Millions of Dollars)	Nine Months Ended Sept. 30, 2021 vs. 2020
Non-fuel riders	$99
Regulatory rate outcome	20
Proprietary commodity trading, net of sharing (a)	20
Wholesale transmission revenue (net)	18
PTCs flowed back to customers (offset by lower ETR)	(37)
Comanche Station alternate treatment system	(11)
Sales and demand	(7)
Other, net	(11)
Total increase in electric margin	$91
(a)Includes $11 million of net gains previously recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri. Additional amounts are primarily related to long-term physical generation contracts, which have increased in value as a result of higher energy prices.
(b)Sales decline excludes weather impact, net of decoupling, and demand revenue is not impacted by decoupling.
Natural Gas Margin
Natural gas expense varies with changing sales requirements and the cost of natural gas. However, fluctuations in the cost of natural gas generally have minimal impact on natural gas margin due to natural gas cost recovery mechanisms.

Natural gas revenues and margin:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2021	2020
Natural gas revenues	$930	$674
Cost of natural gas sold and transported	(381)	(222)
Natural gas margin	$549	$452
Changes in natural gas margin:

(Millions of Dollars)	Nine Months Ended Sept. 30, 2021 vs. 2020
Regulatory rate outcomes	$84
Estimated impact of weather	7
Infrastructure and integrity riders	4
Other, net	2
Total increase in natural gas margin	$97
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $78 million, or 16.3% year-to-date. The increase was primarily due to the in-servicing of the Cheyenne Ridge wind farm, new depreciation rates, normal system expansion and Comanche related regulatory asset amortization, partially offset by a decrease in amortization of pension regulatory assets.
Income Taxes — Income tax expense decreased $11 million for the first nine months of 2021. The decrease was primarily driven by an increase in wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. These were partially offset by higher pretax earnings in 2021.
See Note 6 to the consolidated financial statements.

Other
Winter Storm Uri
In February 2021, the United States experienced Winter Storm Uri. Extreme cold temperatures impacted certain operational assets as well as the availability of renewable generation. The cold weather also affected the country’s supply and demand for natural gas. These factors contributed to extremely high market prices for natural gas and electricity. As a result of the extremely high market prices, PSCo incurred net natural gas, fuel and purchased energy costs of approximately $610 million (largely deferred as regulatory assets) in the first quarter.
Regulatory Overview — PSCo has natural gas, fuel and purchased energy mechanisms for recovering incurred costs. However, the utility subsidiaries have deferred February cost increases for future recovery and are proposing to recover the cost increases over a period of up to 30 months to mitigate the impact to customer bills. Additionally, we are not requesting recovery of financing costs in order to further limit the impact to our customers.
In May, PSCo filed a request with the CPUC to recover $263 million in weather-related electric costs, $287 million in incremental gas costs and $4 million in incremental steam costs over 24 months with no financing charge.
In September, intervenors filed testimony. The CPUC Staff recommended disallowances of approximately $99 million (electric) and $105 million (natural gas). Additionally, they proposed to net approximately $50 million of regulatory liabilities (decoupling related) from electric costs. The UCA recommended disallowances of approximately $131 million. The COEO recommended disallowances of approximately $46 million for not utilizing demand response programs during the event. In October, a partial settlement was reached with the CPUC Staff and the COEO. See Note 1 of the accompanying consolidated financial statements for further discussion.
A decision is expected in the first quarter of 2022. In addition, the CPUC is considering prospective changes in fuel cost recovery.
Supply Chain and Capital Expenditures
PSCo’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Overall, as a result of COVID-19, manufacturing processes have experienced disruptions related to scarcity of raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, storms and labor shortages. PSCo continues to monitor the availability of materials and seek alternative suppliers as necessary.

Public Utility Regulation
The FERC and state and local regulatory commissions regulate PSCo. PSCo is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Colorado.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. PSCo requests changes in utility rates through commission filings. Changes in operating costs can affect PSCo’s financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and DSM efforts, and the cost of capital.
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact PSCo’s results of operations.
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2020 and in Item 2 of PSCo’s Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2021 and Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2021, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings

Proceeding	Amount (in millions)	Filing Date	Approval
PSIA Extension	$9	February 2021	Received
Electric Rate Case	$470	July 2021	Pending
Additional Information:
PSIA Rider Extension — In February 2021, PSCo requested to extend its PSIA rider for three years (through the end of 2024), which would recover $464 million in project costs over a three year period. The extension is intended to allow for a wind down of the rider and transition of recovery of the projects included in the rider to base rates in 2025. In October 2021, the CPUC approved a settlement agreement with CPUC Staff and the COEO to allow the rider to end at the end of 2021, transfer the investments recovered under the rider to base rates January 1, 2022, and defer $9 million of depreciation expense and return on $143 million in project costs in 2022.

Colorado Electric Rate Request — In July 2021, PSCo filed a request with the CPUC seeking a net electric rate increase of $343 million (or 12.4%). The total request reflects a $470 million increase, which includes $127 million of previously authorized costs currently recovered through various rider mechanisms. The request is based on a 10.0% ROE, an equity ratio of 55.64%, a 2022 forecast test year, a rate base of $10.3 billion and impacts of a new depreciation study. A historical test year was filed with a revenue deficiency of $404 million, including a 10.5% ROE. Rates are expected to be effective April 9, 2022.

Revenue Request (millions of dollars)	2022
Changes since 2019 rate case:
Plant-related growth	$95
Advanced grid intelligence and security	73
Updated cost of capital	53
New depreciation rates	43
Wildfire mitigation	25
Property taxes	25
Amortization of previously approved deferrals	17
Other	12
Net increase to revenue	343
Roll-in of previously authorized costs:
TCA rider revenues and Cheyenne Ridge costs	127
Total base revenue request	$470

Expected average 2022 rate base (billions of dollars)	$10.3
2019 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gains and losses on sales of assets, oil and gas royalty revenues, Board of Directors equity compensation and a true-up surcharge to collect the difference between what rates should have been in place from February through August 2020 (based on the CPUC’s decision on the Company’s Application for Reconsideration, Rehearing or Reargument) and what rates were actually in place. A decision is pending.
Decoupling Filing — PSCo's 2019 Electric Rate Case included a decoupling program, effective April 1, 2020 through Dec. 31, 2023. The program applies to Residential and metered small C&I customers who do not pay a demand charge. The program includes a refund and surcharge cap not to exceed 3% of forecasted base rate revenue for a specified period.
In April 2021, PSCo made its annual filing for 2020, and the revised tariff went into effect by operation of law on June 1, 2021. In the annual filing review, the CPUC indicated they may pursue reopening the case in order to revisit the cap. As of Sept. 30, 2021, PSCo has recognized a refund for Residential customers and a surcharge for C&I customers based on 2020 results and 2021 estimated amounts to date.
In October 2021, a settlement was reached on Winter Storm Uri costs and also addressed certain components of decoupling. See Note 1 of the accompanying consolidated financial statements for further discussion.
Colorado’s Power Pathway Transmission Expansion — In March 2021, PSCo filed for a Certificate of Public Convenience and Necessity for the Power Pathway transmission project, proposing a 560-mile, 345 kilovolt double circuit transmission network to enable approximately 4,000-5,000 MW of renewable generation in eastern Colorado with an estimated cost of approximately $1.7 billion.
PSCo also presented an extension of the Power Pathway project into southeast Colorado, referred to as the May Valley - Longhorn Extension ($0.3 billion). PSCo expects future filings for related network upgrades, voltage support and interconnection facilities, which with the May Valley - Longhorn Extension, could result in an incremental investment of $0.5 - $1.0 billion. A CPUC decision regarding the Power Pathway project, as well as the May Valley - Longhorn Extension, is expected by February 2022.
KEPCO Filing — In September 2020, PSCo filed with the CPUC for approval to terminate a solar PPA with KEPCO Solar of Alamosa, Inc. and establish a regulatory asset to recover transaction costs of approximately $41 million. However, the Administrative Law Judge ruled against approval of the Termination Agreement. In July 2021, the CPUC upheld the Administrative Law Judge’s recommended decision.
Electric Resource Plan — In March 2021, PSCo filed its 2021 Electric Resource Plan with the CPUC. The filing outlines the proposed future retirements/conversions of PSCo’s remaining coal plants and is expected to result in an 80% renewable fuel mix and an 85% carbon emissions reduction target by 2030 (from 2005 levels).
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
In October 2021, intervenors filed varying proposals related to Comanche Unit 3’s retirement date and commencement of Comanche Unit 3 reduced operations.
A CPUC decision on the resource plan is expected in the first quarter of 2022 with the competitive solicitation for resource additions expected in the second quarter 2022. Incremental generation system costs to meet carbon emission reduction targets are proposed to be recovered through a Clean Energy Plan Rider.
PSCo — Comanche Unit 3 — PSCo is part owner and operator of Comanche Unit 3, a 750 MW, coal-fueled electric generating unit. In January 2020, the unit experienced a turbine failure causing the unit to be taken offline for repairs, which were completed in June 2020. During start-up, the unit experienced a loss of turbine oil, which damaged the unit. Comanche Unit 3 recommenced operations in January 2021. Replacement and repair of damaged systems in excess of a $2 million deductible are expected to be recovered through insurance policies. PSCo incurred replacement power costs of approximately $16 million during the outage.

In October 2020, the CPUC initiated a review of Comanche Unit 3’s performance. In March 2021, the CPUC Staff issued a report, which noted higher-than average outages and included criticisms of PSCo’s operations of Comanche Unit 3 over the last ten years. The report recommended thorough explanation of the future of Comanche Unit 3 operations in the next resource plan, performance standards for all company-owned generation and a review of outage and repair costs in the upcoming proceedings.
In October 2021, a comprehensive settlement on several regulatory issues was reached, which also addressed treatment of Comanche Unit 3 replacement power costs. See Note 1 of the accompanying consolidated financial statements for further discussion.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. If the new rules require additional investment, PSCo believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Emerging Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention by environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our operations, financial condition or cash flows. PSCo will continue to monitor these regulatory developments and their potential impact on its operations.

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

Public Service Company of Colorado

October 28, 2021	By:	/s/ JEFFREY S. SAVAGE
Jeffrey S. Savage
Senior Vice President, Controller
(Principal Accounting Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Financial Officer)