Form 10-K
period 2021-12-31
PUBLIC SERVICE CO OF COLORADO
filed 2022-02-23
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 23, 2022, 100 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2022 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 5, 2022. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
ECA	Retail electric commodity adjustment
GCA	Gas cost adjustment
PSIA	Pipeline system integrity adjustment
RES	Renewable energy standard

Other
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ASC	FASB Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CIG	Colorado Interstate Gas Company, LLC
COEO	Colorado Energy Office
COVID-19	Novel coronavirus
CWA	Clean Water Act
CWIP	Construction work in progress
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit

ELG	Effluent limitations guidelines
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
ISO	Independent System Operators
ITC	Investment tax credit
MGP	Manufactured gas plant
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
NOPR	Notice of proposed rulemaking
O&M	Operating and maintenance
PFAS	Per- and PolyFluoroAlkyl Substances
Post-65	Post-Medicare
PPA	Purchased power agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VaR	Value at Risk
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 (including risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K hereto), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

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

Company Overview

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

Natural gas customers	1.5 million
Total assets	$22.0 billion
Rate Base (estimated)	$14.0 billion
ROE (net income / average stockholder's equity)	8.23%
Electric generating capacity	6,228 MW
Gas storage capacity	32.5 Bcf
Electric transmission lines (conductor miles)	24,116 miles
Electric distribution lines (conductor miles)	78,712 miles
Natural gas transmission lines	2,174 miles
Natural gas distribution lines	23,243 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. PSCo had electric sales volume of 33,519 (millions of KWh), 1.5 million customers and electric revenues of $3,413 (millions of dollars) for 2021.

Retail Sales/Revenue Statistics (a)

	2021		2020
KWH sales per retail customer	18,741		18,919
Revenue per retail customer	$1,975		$1,839
Residential revenue per KWh	12.46	¢	11.46	¢
Large C&I revenue per KWh	7.2	¢	6.51	¢
Small C&I revenue per KWh	10.46	¢	9.71	¢
Total retail revenue per KWh	10.54	¢	9.72	¢
(a)See Note 6 to the consolidated financial statements for further information.
Owned and Purchased Energy Generation — 2021
Electric Energy Sources
Total electric energy generation by source (including energy market purchases) for the year ended Dec. 31, 2021:

*Distributed generation from the Solar*Rewards® program is not included (approximately 627 million KWh for 2021).

Carbon–Free
PSCo’s carbon–free energy portfolio includes wind, hydroelectric and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Carbon–free energy as a percentage of total energy for 2021:
* Includes biomass and hydroelectric.
Wind
Owned — Owned and operated wind farms with corresponding capacity:

2021		2020
Wind Farms	Capacity (a)	Wind Farms	Capacity (b)
2	1,059 MW	2	1,059 MW
(a)Summer 2021 net dependable capacity.
(b)Summer 2020 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2021		2020
PPAs	Range	PPAs	Range
17	23 MW — 301 MW	17	23 MW — 301 MW
Capacity — Wind capacity:

2021	2020
4,085 MW	4,085 MW

Average Cost (Owned) — Average cost per MWh of wind energy from owned generation:

2021	2020
$17	$35
Average Cost (PPAs) — Average cost per MWh of wind energy under existing PPAs:

2021	2020
$35	$40
Solar
Solar energy PPAs:

Type	Capacity (MW)
Distributed Generation	736
Utility-Scale	562
Total	1,298
Average Cost (PPAs) — Average cost per MWh of solar energy under existing PPAs:

2021	2020
$67	$89
Solar Development
PSCo placed approximately 260 MW of PPAs into service during 2021.
Other
PSCo’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel
PSCo’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
PSCo owns and operates coal units with approximately 2,000 MW of total 2021 net summer dependable capacity.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2022	Comanche 1	325
2025	Comanche 2	335
2025	Craig 1	42 (a)
2028	Craig 2	40 (a)
(a)Based on PSCo’s ownership interest.

Proposed
Year	Plant Unit	Capacity (MW)
2025	Pawnee (a)	505
2027	Hayden 2	98 (b)
2028	Hayden 1	135 (c)
2034	Comanche 3	500 (d)
(a)Reflects conversion from coal to natural gas.
(b)Based on PSCo’s ownership of 37% of Unit 2.
(c)Based on PSCo’s ownership of 76% of Unit 1.
(d)Based on PSCo’s ownership of 67%.
Coal Fuel Cost
Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements:

	Coal
	Cost	Percent
2021	$1.43	62%
2020	1.41	51
Natural Gas
PSCo has six natural gas plants with approximately 2,900 MW of total 2021 net summer dependable capacity.
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
Natural Gas Cost
Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements:

	Natural Gas
	Cost	Percent
2021	$8.38	38%
2020	3.01	49
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2021		2020
6,958	July 28	6,899	Aug. 17
Transmission
Transmission lines deliver electricity over long distances from power sources to transmission substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. PSCo owns more than 24,000 conductor miles of transmission lines across its service territory.
Notable upcoming projects:

Project	Miles	Size (KV)	Completion Date
Colorado Energy Plan	15	345	2022
Pathway	560	345	2027
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. PSCo has a vast distribution network, owning and operating approximately 79,000 conductor miles of distribution lines across our service territory. To continue providing reliable, affordable electric service and enable more flexibility for customers, we are working to digitize the distribution grid, while at the same time keeping it secure.
See Item 2 - Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. PSCo had natural gas deliveries of 289,982 (thousands of MMBtu), 1.5 million customers and natural gas revenues of $1,355 (millions of dollars) for 2021.

Sales/Revenue Statistics (a)

	2021	2020
MMBtu sales per retail customer	99	101
Revenue per retail customer	$797	$632
Residential revenue per MMBtu	8.35	6.47
C&I revenue per MMBtu	7.35	5.70
Transportation and other revenue per MMBtu	1.37	0.65
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2021		2020
MMBtu	Date (a)	MMBtu	Date
2,316,283	Feb. 14	1,931,888	Feb. 4
(a)Reflective of Winter Storm Uri.
Natural Gas Supply and Costs
PSCo seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decreases interruption and financial risks and economical rates. In addition, PSCo conducts natural gas price hedging activities approved by its state’s commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2021 (a)	2020
$6.06	$2.52
(a)Reflective of Winter Storm Uri.
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

FERC Order No. 1000 established competition for ownership of certain new electric transmission facilities under Federal regulations. Some states have state laws that allow the incumbent a Right of First Refusal to own these transmission facilities.
FERC Order 2222 requires that RTO and ISO markets allow participation of aggregations of distributed energy resources. This order is expected to incentivize distributed energy resource adoption, however implementation is expected to vary by RTO/ISO and the near, medium, and long-term impacts of Order 2222 remain unclear.
PSCo has franchise agreements with cities subject to periodic renewal; however, a city could seek alternative means to access electric power or gas, such as municipalization.
While facing these challenges, PSCo believes its rates and services are competitive with alternatives currently available.

Governmental Regulations
Public Utility Regulation
See Item 7 for discussion of public utility regulation.
Environmental Regulation
Our facilities are regulated by federal and state agencies that have jurisdiction over air emissions, water quality, wastewater discharges, solid and hazardous wastes or substances. Certain PSCo activities require registrations, permits, licenses, inspections and approvals from these agencies. PSCo has received necessary authorizations for the construction and continued operation of its generation, transmission and distribution systems. Our facilities strive to operate in compliance with applicable environmental standards and related monitoring and reporting requirements. However, it is not possible to determine what additional facilities or modifications of existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have. We may be required to incur expenditures in the future for remediation of MGP and other sites.
The Denver North Front Range Non-attainment Area does not meet the ozone National Ambient Air Quality Standard. Colorado will continue to consider further reductions available in the non-attainment area as it develops plans to meet ozone standards. Gas plants which operate in PSCo’s non-attainment area may be required to improve or add controls, implement further work practices and/or enhanced emissions monitoring as part of future Colorado state plans.
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. PSCo has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs.
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for GHG reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. However, the Court of Appeals decision is now before the U.S. Supreme Court, where the Court is expected to rule on the nature and extent of the EPA’s GHG regulatory authority. If any new rules require additional investment, PSCo believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
PSCo seeks to address climate change and potential climate change regulation through efforts to reduce its GHG emissions in a balanced, cost-effective manner.
Emerging Environmental Regulation
New regulations and legislation are being considered to regulate PFAS in drinking water, water discharges, commercial products, wastes, and other areas. PFAS are man-made chemicals found in many consumer products that can persist and accumulate in the environment. These chemicals have received heightened attention from environmental regulators. Increased regulation of PFAS and other emerging contaminants at the federal, state, and local level could have a potential adverse effect on our operations but at this time, it is uncertain what impact, if any, there will be on our operations, financial condition or cash flows. PSCo will continue to monitor these regulatory developments and their potential impact on its operations.
Other
Our operations are subject to workplace safety standards under the Federal Occupational Safety and Health Act of 1970 (“OSHA”) and comparable state laws that regulate the protection of worker health and safety. In addition, the Company is subject to other government regulations impacting such matters as labor, competition, data privacy, etc. Based on information to date and because our policies and business practices are designed to comply with all applicable laws, we do not believe the effects of compliance on our operations, financial condition or cash flows are material.

Employees
As of Dec. 31, 2021, PSCo had 2,314 full-time employees and no part-time employees, of which 1,818 were covered under collective-bargaining agreements.

ITEM 1A — RISK FACTORS
Xcel Energy, which includes PSCo, is subject to a variety of risks, many of which are beyond our control. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. These risks should be carefully considered together with the other information set forth in this report and future reports that Xcel Energy files with the SEC. You should not interpret the disclosure of any risk factor to imply that the risk has not already materialized. While we believe we have identified and discussed below the key risk factors affecting our business, there may be additional risks and uncertainties that are not presently known or that are not currently believed to be significant that may adversely affect our business, financial condition, results of operations or cash flows in the future.
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
Operational Risks
Our natural gas and electric generation/transmission and distribution operations involve numerous risks that may result in accidents and other operating risks and costs.
Our natural gas transmission and distribution activities include inherent hazards and operating risks, such as leaks, explosions, outages and mechanical problems. Our electric generation, transmission and distribution activities include inherent hazards and operating risks such as contact, fire and outages. These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses to employees, third-party contractors, customers or the public.
We maintain insurance against most, but not all, of these risks and losses. The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows as well as potential loss of reputation.
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
In addition, the long-term nature of both our planning and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.

The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. Higher electric demand may require us to adopt new technologies and make significant transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We are subject to longer-term availability of inputs such as coal, natural gas and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utilities are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers who, in turn, source components from their suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact project plans. Such impacts could include timing of projects, including potential for project cancellation. Failure to adhere to project budgets and timelines could adversely impact our results of operations, financial condition or cash flows.
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
Due to the inherent uncertainty involved in price movements and potential deviation from historical pricing, PSCo is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, PSCo cannot fully assure that its controls will be effective against all potential risks, including, without limitation, employee misconduct. If such programs and procedures are not effective, PSCo’s results of operations, financial condition or cash flows could be materially impacted.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
In 2021, the competition for talent has become increasingly intense as a result of the ongoing “great resignation”, and we may experience increased employee turnover due to this tightening labor market. In addition, specialized knowledge is required of our technical employees for construction and operation of transmission, generation and distribution assets, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate. Failure to hire and adequately train replacement employees, including the transfer of significant internal historical knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
Our operations use third-party contractors in addition to employees to perform periodic and ongoing work.
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, our reputation and could introduce financial risk or risks of fines.
Our employees, directors, third-party contractors, or suppliers may violate or be perceived to violate our Codes of Conduct, which could have an adverse effect on our reputation.
We are exposed to risk of employee or third-party contractor fraud or other misconduct. All employees and members of the Board of Directors are subject to comply with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to comply with our supplier Code of Conduct. PSCo does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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

We have historically paid quarterly dividends to Xcel Energy Inc. In 2021, 2020 and 2019 we paid $467 million, $831 million and $457 million of dividends to Xcel Energy Inc., respectively. If Xcel Energy Inc.’s cash requirements increase, our Board of Directors could decide to increase the dividends we pay to Xcel Energy Inc. to help support Xcel Energy Inc.’s cash needs. This could adversely affect our liquidity. The most restrictive dividend limitation for PSCo is imposed by its credit facility, which limits the debt-to-total capitalization ratio.
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
We cannot be assured that our current credit ratings will remain in effect, or that a rating will not be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any credit ratings downgrade could lead to higher borrowing costs or lower proceeds from equity issuances. It could also impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade.
We are subject to capital market and interest rate risks.
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital market disruption and financial market distress could prevent us from issuing short-term commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates or lower proceeds from equity issuances. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results.
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
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., the California ISO, SPP, PJM Interconnection, LLC, Midcontinent ISO, Inc. and the Electric Reliability Council of Texas), in which any credit losses are socialized to all market participants.
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
As of Dec. 31, 2021, Xcel Energy Inc. and its utility subsidiaries had approximately $21.8 billion of long-term debt and $1.6 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2021, Xcel Energy had guarantees outstanding with a $1 million maximum stated amount and immaterial exposure. Xcel Energy also had additional guarantees of $59 million at Dec. 31, 2021 for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time. If Xcel Energy Inc. were to become obligated to make payments under these guarantees and bond indemnities or become obligated to fund other contingent liabilities, it could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
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
PSCo collects estimated federal, state and local tax payments through regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value/availability of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices.
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
The global outbreak of COVID-19 continues to impact countries, communities, supply chains and markets. A high degree of uncertainty continues to exist regarding the pandemic; the duration and magnitude of business restrictions (domestically and globally); the potential shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; re-shutdowns, if any, and the level and pace of economic recovery.
PSCo has experienced and may continue to experience sales volatility and shifts between residential and C&I sales as a result of COVID-19. PSCo has a decoupling mechanism in Colorado for residential and non-demand small C&I electric customer classes. These mechanisms mitigate the impact of changes to sales levels as compared to a baseline.
Although the financial impact of the pandemic on our financial results has largely been mitigated, we cannot ultimately predict whether it will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact of the virus on the health of our employees, our supply chain or our ability to recover higher costs associated with managing through the pandemic. The impact of COVID-19 may exacerbate other risks discussed herein, which could have a material effect on us. The situation is evolving and additional impacts may arise.
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
In addition, major catastrophic events throughout the world may disrupt our business. PSCo participates in a global supply chain, which includes materials and components that are globally sourced. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to reliably serve our customers.
A major disruption could result in a significant decrease in revenues and additional costs to repair assets, which could have a material impact on our results of operations, financial condition or cash flows.
PSCo participates in GridEx, which is the largest grid security exercise in North America. These efforts, led by the NERC, test and further develop the coordination, threat sharing and interaction between utilities and various government agencies relative to potential cyber and physical threats against the nation’s electric grid.
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
Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cyber security incidents, including those caused by human error. Our industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cyber security incidents from international activist organizations, Nation States and individuals. During the normal course of business, we have experienced and expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operation.
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
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius. In April 2021, ahead of the United Nations Climate Change Conference in Glasgow, the Biden Administration committed the U.S. to a Nationally Determined Contribution of 50-52% net GHG emissions reduction economy-wide from 2005 levels. This commitment and other agreements made in Glasgow could result in future additional GHG reductions in the United States. In addition, the Biden Administration has announced plans to implement new climate change programs, including potential regulation of GHG emissions targeting the utility industry.
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
The continued use of natural gas for both power generation and gas distribution have increasingly become a public policy advocacy target. These efforts may result in a limitation of natural gas as an energy source for both power generation and heating, which could impact our ability to reliably and affordably serve our customers.
In recent years, there have been various local and state agency proposals within and outside our service territories that would attempt to restrict the use and availability of natural gas. If such policies were to prevail, we may be forced to make new resource investment decisions which could potentially result in stranded costs if we are not able to fully recover costs and investments and impact the overall reliability of our service.
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
We have committed to a number of long-term climate change goals, which in part are dependent on future technologies not currently in existence. Given the long-term nature of these goals, there is an inherent uncertainty due to internal and external factors regarding our ability to achieve our stated climate change goals. To the extent climate change goals are not met, this could negatively impact our reputation and potentially result in financial risk.
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

While we carry liability insurance, given an extreme event, if PSCo was found to be liable for wildfire damages, amounts that potentially exceed our coverage could negatively impact our results of operations, financial condition or cash flows. Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants and increase the cost for energy. Adverse events may result in increased insurance costs and/or decreased insurance availability. We may not recover all costs related to mitigating these physical and financial risks.

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of PSCo is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2021	Fuel	Installed	MW (a)
Steam:
Comanche-Pueblo, CO (b)
Unit 1	Coal	1973	325
Unit 2	Coal	1975	335
Unit 3	Coal	2010	500	(c)
Craig-Craig, CO, 2 Units (d)	Coal	1979 - 1980	82	(e)
Hayden-Hayden, CO, 2 Units	Coal	1965 - 1976	233	(f)
Pawnee-Brush, CO, 1 Unit	Coal	1981	505
Cherokee-Denver, CO, 1 Unit	Natural Gas	1968	310
Combustion Turbine:
Blue Spruce-Aurora, CO, 2 Units	Natural Gas	2003	264
Cherokee-Denver, CO, 3 Units	Natural Gas	2015	576
Fort St. Vrain-Platteville, CO, 6 Units	Natural Gas	1972 - 2009	973
Rocky Mountain-Keenesburg, CO, 3 Units	Natural Gas	2004	580
Various locations, 8 Units	Natural Gas	Various	251
Hydro:
Cabin Creek-Georgetown, CO
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 8 Units	Hydro	Various	25
Wind:
Rush Creek, CO, 300 units	Wind	2018	582	(g)
Cheyenne Ridge, CO, 229 units	Wind	2020	477	(g)
		Total	6,228
(a)    Summer 2021 net dependable capacity.
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

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2021:

Conductor Miles
Transmission
345 KV	4,978
230 KV	12,141
138 KV	92
115 KV	5,075
Less than 115 KV	1,830
Total Transmission	24,116

Distribution
Less than 115 KV	78,712

Total	102,828
PSCo had 237 electric utility transmission and distribution substations at Dec. 31, 2021.
Natural gas utility mains at Dec. 31, 2021:

Miles
Transmission	2,174
Distribution	23,243

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PSCo is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the consolidated financial statements for further information.

The dividends declared during 2021 and 2020 were as follows:

(Millions of Dollars)	2021	2020
First quarter	$115	$103
Second quarter	120	465
Third quarter	127	128
Fourth quarter	104	128

ITEM 6 — [RESERVED]

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that excludes (or includes) amounts that are adjusted from measures calculated and presented in accordance with GAAP.
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
We use these non-GAAP financial measures to evaluate and provide details of PSCo’s core earnings and underlying performance. We believe these measurements are useful to investors to evaluate the actual and projected financial performance and contribution of PSCo. For the years ended Dec. 31, 2021 and 2020, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
2021 Comparison to 2020
PSCo’s net income was $660 million for 2021, compared with $588 million for 2020, driven by capital investment recovery and other regulatory outcomes. Higher revenues were partially offset by increased depreciation, O&M expenses and other taxes (other than income taxes).
Electric Margin
Electric margin is presented as electric revenues less electric fuel and purchased power expenses. Expenses incurred for electric fuel and purchased power are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Electric revenues and fuel and purchased power expenses are impacted by fluctuations in the price of natural gas and coal. However, these fluctuations have minimal impact on margin due to fuel recovery mechanisms. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and margin (offset by lower tax expense).
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2021	2020
Electric revenues	$3,413	$3,116
Electric fuel and purchased power	(1,336)	(1,132)
Electric margin	$2,077	$1,984
Changes in Electric Margin

(Millions of Dollars)	2021 vs. 2020
Non-fuel riders	$107
Regulatory rate outcome	20
Proprietary commodity trading, net of sharing (a)	15
PTCs flowed back to customers (offset by lower ETR)	(44)
Other (net)	(5)
Total increase in electric margin	$93
(a)Includes $11 million of net gains recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri. Additional amounts are primarily related to long-term physical generation contracts, which have increased in value as a result of higher energy prices.
Natural Gas Margin
Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for the cost of natural gas sold are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Natural gas expense varies with changing sales and the cost of natural gas. However, fluctuations in the cost of natural gas generally have minimal earnings impact due to cost recovery mechanisms.
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

(Millions of Dollars)	2021	2020
Natural gas revenues	$1,355	$1,024
Cost of natural gas sold and transported	(606)	(374)
Natural gas margin	$749	$650
Changes in Natural Gas Margin

(Millions of Dollars)	2021 vs. 2020
Regulatory rate outcomes	$89
Infrastructure and integrity riders	5
Estimated impact of weather	(9)
Other	14
Total increase in natural gas margin	$99

Non-Fuel Operating Expenses and Other Items
Taxes (Other than Income Taxes) — Taxes (other than income taxes) increased $22 million year-to-date, primarily due to higher property taxes.
Depreciation and Amortization — Depreciation and amortization increased $89 million, year-to-date. The increase was primarily due to the in-servicing of the Cheyenne Ridge wind farm, new depreciation rates, normal system expansion and Comanche related regulatory asset amortization, partially offset by a decrease in amortization of pension regulatory assets.
Income Taxes — Income tax expense decreased $12 million for 2021, primarily driven by an increase in wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. These were partially offset by higher pretax earnings in 2021 and additional expense related to unrecognized tax benefits.

Other
Comanche Unit 3 Outage
In January 2022, PSCo experienced an incident at the Comanche Unit 3 plant (750 MW, coal-fueled electric generating unit) resulting in damage and an outage that is expected to last approximately two months. PSCo has notified the CPUC and informed them that it will not seek recovery of any replacement power costs above the expected costs if Comanche 3 had been in service. The estimated incremental replacement power costs could be approximately $10 million, assuming a two month outage, normal weather and current market pricing.
Marshall Wildfire
In December 2021, a wildfire ignited in Boulder County, Colorado (the “Marshall Fire”), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. While there were no downed power lines in the ignition area, the determination of the cause of the Marshall Fire is pending. In Colorado, the standard of review governing liability differs from the “inverse condemnation” or strict liability standard utilized in California. In Colorado, courts look to whether electric power companies have operated their system with a heightened duty of care consistent with the practical conduct of its business, and liability does not extend to occurrences that cannot be reasonably anticipated. In addition, PSCo has been operating under a commission approved wildfire mitigation plan and carries wildfire liability insurance. However, in the unlikely event we were found liable, the damages awarded could exceed our coverage and negatively impact our results of operations, financial conditions or cash flows.
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
PSCo has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, the utility subsidiaries have deferred February 2021 cost increases for future recovery and sought recovery of the cost increases over a period of up to 30 months to mitigate the impact to customer bills. Additionally, we did not request recovery of financing costs in order to further limit the impact to our customers.
Regulatory Overview — In May, PSCo filed a request with the CPUC to recover $263 million in weather-related electric costs, $287 million in incremental natural gas costs and $4 million in incremental steam costs over 24 months with no financing charge.
In September, intervenors filed testimony. The CPUC Staff recommended disallowances of approximately $99 million (electric) and $105 million (natural gas). Additionally, they proposed to net approximately $50 million of regulatory liabilities (decoupling related) from electric costs. The Utility Consumer Advocate recommended disallowances of approximately $131 million. The COEO recommended disallowances of approximately $46 million for not utilizing demand response programs during the event.
In October, a partial settlement was reached with the CPUC Staff and the COEO, allowing full recovery of Winter Storm Uri deferred net natural gas, fuel and purchased energy costs of $263 million (electric utility) and $287 million (natural gas utility) over a 24-month and 30-month period, respectively, with no carrying charges through a rider mechanism.
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

DOT	Pipeline safety compliance.
SPP Western Energy Imbalance Service Market	Balances generation and load regionally and in real time for participants in the Western Interconnection

Recovery Mechanisms

Mechanism	Additional Information
ECA	Recovers fuel and purchased energy costs. Short-term sales margins are shared with customers. The ECA is revised quarterly.
Purchased Capacity Cost Adjustment	Recovers purchased capacity payments.
Steam Cost Adjustment	Recovers fuel costs to operate the steam system. The Steam Cost Adjustment rate is revised quarterly.
DSM Cost Adjustment	Recovers electric and gas DSM, interruptible service costs and performance initiatives for achieving energy savings goals.
RES Adjustment	Recovers the incremental costs of compliance with the RES with a maximum of 1% of the customer’s bill.
Colorado Energy Plan Adjustment	Recovers the early retirement costs of Comanche units 1 and 2 to a maximum of 1% of the customer’s bill.
Wind Cost Adjustment	Recovers costs for customers who choose renewable resources.
Transmission Cost Adjustment	Recovers costs for transmission investment between rate cases.
Clean Air Clean Jobs Act	Recovers costs associated with the Clean Air Clean Jobs Act.
Fuel Clause Adjustment
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
Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2022, PSCo filed a request with the CPUC seeking a net increase to retail natural gas rates of $107 million. The total change to base rates is $215 million, reflecting the transfer of $108 million previously recovered from customers through the PSIA rider, which was closed to new investments at the end of 2021. The request is based on a 10.25% ROE, an equity ratio of 55.66% and a 2022 current test year. PSCo has requested a proposed effective date of Nov. 1, 2022.
Additionally, PSCo’s request includes step revenue increases of $40 million in 2023 (effective Nov. 1, 2023) and $41 million in 2024 (effective Nov. 1, 2024) related to continued capital investment. Under this proposal, PSCo would not request another base rate change prior to Nov. 1, 2025. An informational historical test year, including a 10.75% ROE, was also filed as required by the CPUC.

Revenue Request (millions of dollars)	2022
Changes since 2020 rate case:
Plant related investments (a)	$210
Operations and maintenance, amortization and other expenses	11
Property tax expense	11
Sales growth	(17)
Net increase to revenue	215
Previously authorized costs:
Transfer of costs previously recovered through the PSIA rider	(108)
Total base revenue request	$107

Projected 2022 year-end rate base (billions of dollars)	$3.6
(a)    Includes approximately $28 million as a result of the increase in ROE from 9.2% to 10.25%.
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
In January 2022, PSCo reached an unopposed comprehensive settlement. The CPUC is expected to rule on the settlement in March 2022 with final rates expected to be effective in April 2022. Key settlement terms include:
•A net electric rate increase of $177 million. The total change in base rates is $299 million, which includes $122 million of revenue previously collected through various rider mechanisms.
•A ROE of 9.3% and an equity ratio of 55.69%.
•A current 2021 test year (average rate base) with the transfer of Cheyenne Ridge, Wildfire Mitigation Plan and Advanced Grid Intelligence and Security investments at year-end rate base.
•Approval of all of PSCo’s proposed depreciation adjustments.
•Continuation of the property tax, qualified pension, and non-qualified pension trackers.
•Continuation of Advanced Grid Intelligence and Security deferral including interest equivalent to PSCo's weighted average cost of capital once the balance exceeds $50 million.
•Continuation of the Wildfire Mitigation Plan deferral, with a debt return.
PSIA Rider Extension — In October 2021, the CPUC approved a settlement agreement to allow the rider to end on Dec. 31, 2021, transfer the investments recovered under the rider to base rates Jan. 1, 2022, and defer $9 million of depreciation expense and return on $143 million in project costs in 2022.
Pathway Transmission Expansion Settlement — In November 2021, PSCo filed a non-unanimous settlement agreement with Staff and several other parties regarding its CPCN request for the Pathway Transmission project.
Key settlement terms include:
•The parties agreed that PSCo met the burden of proof demonstrating that the project was needed to facilitate the renewables in the Integrated Resource Plan and is in the public interest.
•Agreed to a cost estimate of $1.7 billion and recovery through the transmission rider.

•The Pathway project will also include a Performance Incentive Mechanism such that applicable costs in a given year above or below a 5% dead band would allow for a ROE penalty or adder.
•Parties agreed to conditional CPCN approval for 345 kV extension project subject to the project being included in the final approved Integrated Resource Plan with a cost estimate of $247 million.
The settlement agreement is currently being deliberated by the CPUC.
Resource Plan Settlement — In November 2021, PSCo and intervenors filed a partial settlement of the resource plan, which will result in an expected 87% carbon reduction and an 80% renewable mix by 2030. A CPUC decision is expected in the first quarter of 2022. Key settlement terms include:
•Early retirement of Hayden: Unit 2 in 2027 (was 2036); and Unit 1 in 2028 (was 2030).
•Conversion of Pawnee to burn natural gas by 2026.
•Early retirement of Comanche 3 in 2034 with reduced operations beginning in 2025.
•Addition of ~2,300 MW of wind.
•Addition of ~1,600 MW of utility-scale solar.
•Addition of 400 MW of storage.
•Addition of 1,300 MW of flexible, dispatchable generation.
•Addition of ~1,200 MW of distributed solar resources through our renewable energy programs.
Partial Settlement — In October 2021, PSCo filed a comprehensive settlement with the CPUC Staff and the COEO, which proposed to address four outstanding regulatory items, including recovery of fuel costs related to Winter Storm Uri, disputed revenue associated with the 2020 electric decoupling pilot program year, replacement power costs associated with an extended outage at Comanche Unit 3 during 2020 and deferred customer bad debt balances associated with COVID-19. The Utility Consumer Advocate has not signed the settlement. A hearing and a CPUC decision on the settlement is expected in the first quarter of 2022.
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
•PSCo agreed to forego recovery of $14 million for replacement power costs due to an extended outage at Comanche Unit 3 during 2020 (approved by the CPUC in February 2022 as part of the 2020 ECA settlement agreement).

•PSCo also agreed to not seek recovery of COVID-19 related bad debt expense, previously deferred as a regulatory asset, and recorded an additional $11 million of incremental bad debt expense for the period ended Dec. 31, 2021.
Decoupling Filing — PSCo's 2019 Electric Rate Case included a decoupling program, effective April 1, 2020 through Dec. 31, 2023. The program applies to Residential and metered small C&I customers who do not pay a demand charge. The program includes a refund and surcharge cap not to exceed 3% of forecasted base rate revenue for a specified period.
In April 2021, PSCo made its annual filing for 2020, and the revised tariff went into effect by operation of law on June 1, 2021. In the annual filing review, the CPUC indicated they may pursue reopening the case in order to revisit the cap. As of Dec. 31, 2021, PSCo has recognized a refund for Residential customers and a surcharge for C&I customers based on 2020 and 2021 results.
In October 2021, a settlement was reached on Winter Storm Uri costs and also addressed certain components of decoupling. See Partial Settlement disclosure above for further discussion.
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
In October 2020, the CPUC initiated a review of Comanche Unit 3’s performance. In March 2021, the CPUC Staff issued a report, which noted higher-than average outages and included criticisms of PSCo’s operations of Comanche Unit 3 over the last ten years. The report recommended thorough explanation of the future of Comanche Unit 3 operations in the next resource plan, performance standards for all company-owned generation and a review of outage and repair costs in upcoming ECA proceedings.
In October 2021, a comprehensive settlement was reached, which addressed treatment of 2020 Comanche Unit 3 replacement power costs. See Partial Settlement disclosure above for further discussion.
2019 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gains and losses on sales of assets, oil and gas royalty revenues, Board of Directors equity compensation and a true-up surcharge to collect the difference between rates from February through August 2020 based on the CPUC’s decision on the Company’s Application for Reconsideration, Rehearing or Reargument and rates that were actually in place. In January 2022, the Denver District Court issued its decision that the CPUC’s approach to gains and losses on certain sales of assets was legally erroneous and confiscatory to PSCo and set aside and remanded the issue for further consideration. The District Court affirmed the CPUC with respect to the remaining decisions.

GCA NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The proposed rule would establish an annual forecast of GCA costs for each utility and allow each utility to recover only 90%-95% of any costs in excess of the forecasted amount. The proposed rule would allow utilities to earn an incentive equal to an undefined portion of any savings relative to forecasted costs. Comments were filed and requested that the CPUC delay the rule making process until after the 2021 - 2022 heating season; in part because utilities have already proceeded with purchasing gas for the upcoming heating season in accordance with prior CPUC decisions. The CPUC has reopened the GCA NOPR matter and the parties will submit follow-up comments during the first quarter of 2022.
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
Energy Markets — PSCo plans to join the SPP Western Energy Imbalance Service Market in April 2023. This market is an incremental step in the participation in the organized wholesale market. Energy imbalance markets allow participants to buy and sell power close to the time electricity is consumed and gives system operators real-time visibility across neighboring grids. The result improves balancing supply and demand at a lower cost.
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
Fair value of net commodity trading contracts as of Dec. 31, 2021:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
PSCo (a)	$6	$6	$1	$1	$14
PSCo (b)	(37)	(48)	—	—	(85)
	$(31)	$(42)	$1	$1	$(71)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
PSCo (b)	$27	$29	$—	$—	$56
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2021	2020
Fair value of commodity trading net contracts outstanding at Jan. 1	$(46)	$(57)
Contracts realized or settled during the period	4	2
Commodity trading contract additions and changes during the period	27	9
Fair value of commodity trading net contracts outstanding at Dec.31	$(15)	$(46)

At Dec. 31, 2021, a 10% increase in market prices for commodity trading contracts through the forward curve would increase pretax income from continuing operations by approximately $10 million, whereas a 10% decrease would decrease pretax income from continuing operations by approximately $10 million. At Dec. 31, 2020, a 10% increase in market prices for commodity trading contracts would increase pretax income from continuing operations by approximately $7 million, whereas a 10% decrease would decrease pretax income from continuing operations by approximately $7 million. Market price movements can exceed 10% under abnormal circumstances.
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
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchase, normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	VaR Limit	Average	High	Low
2021	$1	$3	$2	$52	$1
2020	1	3	1	2	1
A short-term increase in VaR occurred during the week of Feb. 12, 2021 through Feb. 18, 2021. On Feb. 17, 2021, the portfolio VaR reached a high of $52 million. This increase in VaR was driven by the unprecedented market conditions during Winter Storm Uri. Prior to this widespread weather event, VaR was $1 million and returned to $1 million by Feb. 19, 2021.
Interest Rate Risk — PSCo is subject to interest rate risk. PSCo’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives such as swaps, caps, collars and put or call options.
A 100 basis point change in the benchmark rate on PSCo’s variable rate debt would impact pretax interest expense annually by an immaterial amount in 2021 and 2020, respectively.
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
At Dec. 31, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $6 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $5 million. At Dec. 31, 2020, a 10% increase in commodity prices would have resulted in an immaterial increase in credit exposure, while a decrease in prices of 10% would have resulted in an immaterial decrease in credit exposure.

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
Commodity Derivatives — PSCo continuously monitors the creditworthiness of the counterparties to its commodity derivative contracts and assesses each counterparty’s ability to perform on the transactions. The impact of discounting commodity derivative assets for counterparty credit risk was not material to the fair value of commodity derivative assets at Dec. 31, 2021.
Adjustments to fair value for credit risk of commodity trading instruments are recorded in electric revenues. Credit risk adjustments for other commodity derivative instruments are recorded as other comprehensive income or deferred as regulatory assets and liabilities. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. The impact of discounting commodity derivative liabilities for credit risk was immaterial at Dec. 31, 2021.
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
PSCo management assessed the effectiveness of PSCo’s internal control over financial reporting as of Dec. 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2021, PSCo’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 23, 2022	Feb. 23, 2022

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Public Service Company of Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of Colorado and subsidiaries (the "Company") as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, common stockholder's equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.
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
•We read relevant regulatory orders issued by the Commissions for the Company, regulatory statutes, interpretations, procedural schedules and memorandums, filings made by intervenors, experts’ testimony and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates based on precedents of the Commissions’ treatment of similar costs under similar circumstances. We also evaluated regulatory filings for any evidence that intervenors are challenging full recovery of the cost of any capital projects. If the full recovery of project costs is being challenged by intervenors, we evaluated management’s assessment of the probability of a disallowance. We evaluated the external information and compared to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 23, 2022

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2021	2020	2019
Operating revenues
Electric	$3,413	$3,116	$3,033
Natural gas	1,355	1,024	1,161
Other	47	43	43
Total operating revenues	4,815	4,183	4,237

Operating expenses
Electric fuel and purchased power	1,336	1,132	1,083
Cost of natural gas sold and transported	606	374	526
Cost of sales — steam and other	15	13	17
Operating and maintenance expenses	831	811	810
Demand side management expenses	132	141	136
Depreciation and amortization	744	655	602
Taxes (other than income taxes)	256	234	206
Total operating expenses	3,920	3,360	3,380

Operating income	895	823	857

Other income (expense), net	4	(1)	3
Allowance for funds used during construction — equity	28	35	22

Interest charges and financing costs
Interest charges — includes other financing costs of $8, $7 and $7, respectively	243	238	235
Allowance for funds used during construction — debt	(9)	(14)	(11)
Total interest charges and financing costs	234	224	224

Income before income taxes	693	633	658
Income tax expense	33	45	80
Net income	$660	$588	$578
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2021	2020	2019
Net income	$660	$588	$578

Other comprehensive income (loss)

Pension and retiree medical benefits:
Reclassification of loss (gain) to net income, net of tax of $—, $1 and $(1), respectively	—	2	(3)
Derivative instruments:
Reclassification of loss to net income, net of tax of $—, $— and $—, respectively	2	1	2

Total other comprehensive income (loss)	2	3	(1)
Total comprehensive income	$662	$591	$577
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2021	2020	2019
Operating activities
Net income	$660	$588	$578
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	754	656	607
Deferred income taxes	21	2	97
Amortization of investment tax credits	11	—	—
Allowance for equity funds used during construction	(28)	(35)	(22)
Provision for bad debts	26	24	17
Net realized and unrealized hedging and derivative transactions	(44)	(14)	62
Changes in operating assets and liabilities:
Accounts receivable	(58)	(51)	(22)
Accrued unbilled revenues	(52)	(5)	20
Inventories	(71)	(27)	(27)
Prepayments and other	(23)	(8)	(29)
Accounts payable	66	(14)	(44)
Net regulatory assets and liabilities	(526)	58	35
Other current liabilities	30	45	—
Pension and other employee benefit obligations	(53)	(41)	(47)
Other, net	14	(4)	3
Net cash provided by operating activities	727	1,174	1,228

Investing activities
Utility capital/construction expenditures	(1,604)	(1,671)	(1,691)
Investments in utility money pool arrangement	(273)	(122)	(641)
Repayments from utility money pool arrangement	273	122	641
Net cash used in investing activities	(1,604)	(1,671)	(1,691)

Financing activities
Proceeds from (repayments of) short-term borrowings, net	11	136	(307)
Borrowings under utility money pool arrangement	743	1,189	100
Repayments under utility money pool arrangement	(800)	(1,171)	(61)
Proceeds from issuance of long-term debt	737	735	928
Repayments of long-term debt	—	(400)	(400)
Capital contributions from parent	650	856	638
Dividends paid to parent	(467)	(831)	(457)
Net cash provided by financing activities	874	514	441

Net change in cash and cash equivalents	(3)	17	(22)
Cash, cash equivalents and restricted cash at beginning of period	28	11	33
Cash, cash equivalents and restricted cash at end of period	$25	$28	$11

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(230)	$(211)	$(209)
Cash paid for income taxes, net	(14)	(23)	(5)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$157	$197	$234
Inventory transfers to property, plant and equipment	10	35	32
Operating lease right-of-use assets	—	14	654
Allowance for equity funds used during construction	28	35	22
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share)

	Dec. 31
	2021	2020
Assets
Current assets
Cash and cash equivalents	$25	$28
Accounts receivable, net	374	342
Accounts receivable from affiliates	13	8
Accrued unbilled revenues	350	298
Inventories	245	189
Regulatory assets	353	121
Derivative instruments	39	21
Prepayments and other	104	82
Total current assets	1,503	1,089

Property, plant and equipment, net	18,444	17,470

Other assets
Regulatory assets	1,293	1,059
Derivative instruments	27	16
Operating lease right-of-use assets	409	500
Other	246	231
Total other assets	1,975	1,806
Total assets	$21,922	$20,365

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$300	$—
Borrowings under utility money pool arrangement	—	57
Short-term debt	147	136
Accounts payable	531	452
Accounts payable to affiliates	69	58
Regulatory liabilities	95	100
Taxes accrued	252	251
Accrued interest	58	61
Dividends payable to parent	104	105
Derivative instruments	30	27
Operating lease liabilities	84	97
Other	109	84
Total current liabilities	1,779	1,428

Deferred credits and other liabilities
Deferred income taxes	1,960	1,897
Regulatory liabilities	2,397	2,337
Asset retirement obligations	422	399
Derivative instruments	29	51
Customer advances	160	168
Pension and employee benefit obligations	23	161
Operating lease liabilities	351	432
Other	190	176
Total deferred credits and other liabilities	5,532	5,621

Commitments and contingencies
Capitalization
Long-term debt	6,167	5,724
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Dec. 31, 2021 and Dec. 31, 2020, respectively	—	—
Additional paid in capital	6,426	5,770
Retained earnings	2,040	1,846
Accumulated other comprehensive loss	(22)	(24)
Total common stockholder's equity	8,444	7,592
Total liabilities and stockholder's equity	$21,922	$20,365
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2018	100	$—	$4,341	$1,983	$(26)	$6,298

Net income				578		578
Other comprehensive income					(1)	(1)
Common dividends declared to parent				(478)		(478)
Contribution of capital by parent			599			599
Balance at Dec. 31, 2019	100	$—	$4,940	$2,083	$(27)	$6,996

Net income				588		588
Other comprehensive income					3	3
Common dividends declared to parent				(824)		(824)
Contribution of capital by parent			830			830
Adoption of ASC Topic 326				(1)		(1)
Balance at Dec. 31, 2020	100	$—	$5,770	$1,846	$(24)	$7,592

Net income				660		660
Other comprehensive income					2	2
Common dividends declared to parent				(466)		(466)
Contribution of capital by parent			656			656
Balance at Dec. 31, 2021	100	$—	$6,426	$2,040	$(22)	$8,444

See Notes to Consolidated Financial Statements

PUBLIC SERVICE COMPANY of COLORADO
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
PSCo has evaluated events occurring after Dec. 31, 2021 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
Use of Estimates — PSCo uses estimates based on the best information available in recording transactions and balances resulting from business operations. Estimates are used for items such as plant depreciable lives or potential disallowances, AROs, certain regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations and actuarially determined benefit costs. Recorded estimates are revised when better information becomes available or actual amounts can be determined. Revisions can affect operating results.
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
The effects of PSCo’s tax rate changes are generally subject to a normalization method of accounting. Therefore, the revaluation of most of its net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, which would be refundable to utility customers over the remaining life of the related assets. PSCo anticipates that a tax rate increase would result in the establishment of a regulatory asset, subject to an evaluation of whether future recovery is expected.
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
PSCo records depreciation expense using the straight-line method over the plant’s commission-approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are recovered in rates as authorized by the appropriate regulatory entities. The amount of removal costs is based on current factors used in existing depreciation rates. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.2% in 2021, 3.1% in 2020 and 2.9% in 2019.
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
See Note 9 for further information.
Environmental Costs — Environmental costs are recorded when it is probable PSCo is liable for remediation costs and the liability can be reasonably estimated. Costs are deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. For certain environmental costs related to facilities currently in use, such as for emission-control equipment, the cost is capitalized and depreciated over the life of the plant.
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
As of Dec. 31, 2021 and 2020, the allowance for bad debts was $40 million and $29 million, respectively.
Inventory — Inventory is recorded at average cost and consisted of the following:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Inventories
Materials and supplies	$70	$63
Fuel	71	73
Natural gas	104	53
Total inventories	$245	$189
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
See Note 8 for further information
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
Alternative Revenue — Certain rate rider mechanisms (including decoupling and DSM programs) qualify as alternative revenue programs. These mechanisms arise from costs imposed upon the utility by action of a regulator or legislative body related to an environmental, public safety or other mandate or from other instances where the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized equal to the revenue requirement, which may include incentives and return on rate base items. Billing amounts are revised periodically for differences between total amount collected and revenue earned, which may increase or decrease the level of revenue collected from customers. Alternative revenues arising from these programs are presented on a gross basis and disclosed separately from revenue from contracts with customers.
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
RECs — Cost of RECs that are utilized for compliance is recorded as electric fuel and purchased power expense. PSCo reduces recoverable fuel and purchased power costs for the cost of RECs received. An inventory accounting model is used to account for RECs recognized on the consolidated balance sheets, however these assets are classified as regulatory assets if amounts are recoverable in future rates.
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

3. Plant, Property and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Property, plant and equipment, net
Electric plant	$16,543	$15,736
Natural gas plant	5,471	5,037
Common and other property	1,224	1,191
Plant to be retired (a)	182	225
CWIP	681	510
Total property, plant and equipment	24,101	22,699
Less accumulated depreciation	(5,657)	(5,229)
Property, plant and equipment, net	$18,444	$17,470
(a)Includes regulator-approved retirements of Comanche Units 1 and 2 and jointly owned Craig Unit 1. Also includes PSCo’s planned retirement of jointly owned Craig Unit 2.
Joint Ownership of Generation, Transmission and Gas Facilities
Jointly owned assets as of Dec. 31, 2021:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric generation:
Hayden Unit 1	$156	$99	76%
Hayden Unit 2	151	78	37
Hayden common facilities	42	27	53
Craig Units 1 and 2	81	48	10
Craig common facilities	39	25	7
Comanche Unit 3	917	154	67
Comanche common facilities	28	2	82
Electric transmission:
Transmission and other facilities	182	63	Various
Gas transmission:
Rifle, CO to Avon, CO	22	8	60
Gas transmission compressor	8	2	50
Total (a)	$1,626	$506
(a)Projects additionally include $3 million in CWIP.
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2021		Dec. 31, 2020
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$26	$331	$28	$478
Deferred natural gas, electric, steam energy/fuel costs		One to three years	218	320	6	—
Depreciation differences		One to ten years	16	173	16	154
Net AROs (a)	1, 10	Various	—	154	—	132
Recoverable deferred taxes on AFUDC		Plant lives	—	116	—	110
Excess deferred taxes — TCJA	7	Various	2	56	3	56
Purchased power contract costs		Term of related contract	3	19	3	22
Property tax		Various	16	16	16	21
Gas pipeline inspection costs		One to two years	—	12	—	9
Conservation programs (b)	1	One to two years	11	11	11	11
Losses on reacquired debt		Term of related debt	1	2	1	3
Contract valuation adjustments (c)	1, 8	Less than one year	3	—	6	—
Other		Various	57	83	31	63
Total regulatory assets			$353	$1,293	$121	$1,059
(a)Includes amounts recorded for future recovery of AROs.
(b)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
(c)Includes the fair value of certain long-term PPAs used to meet energy capacity requirements and valuation adjustments on natural gas commodity purchases.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2021		Dec. 31, 2020
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$2	$1,328	$5	$1,368
Plant removal costs	1, 10	Various	—	651	—	615
Effects of regulation on employee benefit costs (b)		Various	—	216	—	203
Renewable resources and environmental initiatives		Various	—	91	—	59
ITC deferrals	1	Various	—	42	—	40
Revenue decoupling		One to two years	9	41	10	41
Conservation programs (c)	1	Less than one year	34	—	39	—
Deferred natural gas, electric, steam energy/fuel costs		Less than one year	29	—	17	—
Other		Various	21	28	29	11
Total regulatory liabilities (d)			$95	$2,397	$100	$2,337
(a)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(b)Includes regulatory amortization and certain 2018 TCJA benefits approved by the CPUC to offset the prepaid pension asset.
(c)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.
(d)Revenue subject to refund of $2 million for 2021 is included in other current liabilities and none for 2020.
At Dec. 31, 2021 and 2020, PSCo’s regulatory assets not earning a return primarily included the unfunded portion of pension and retiree medical obligations and net AROs. In addition, PSCo’s regulatory assets included $639 million and $195 million at Dec. 31, 2021 and 2020, respectively, of past expenditures not earning a return. Amounts are related to Winter Storm Uri costs, funded pension obligations, property taxes, various renewable resources and certain environmental initiatives.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2021	Year Ended Dec. 31
		2021	2020	2019
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	—	—	57	39
Average amount outstanding	14	12	59	7
Maximum amount outstanding	74	243	250	50
Weighted average interest rate, computed on a daily basis	0.05%	0.07%	0.60%	2.29%
Weighted average interest rate at end of period	N/A	N/A	0.70	1.63
Commercial Paper — Commercial paper borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2021	Year Ended Dec. 31
		2021	2020	2019
Borrowing limit	$700	$700	$700	$700
Amount outstanding at period end	147	147	136	—
Average amount outstanding	6	26	30	154
Maximum amount outstanding	150	322	230	432
Weighted average interest rate, computed on a daily basis	0.21%	0.19%	1.59%	2.67%
Weighted average interest rate at end of period	0.22	0.22	0.20	N/A
Letters of Credit — PSCo uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2021 and 2020, there were $8 million of letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of PSCo’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2021	2020
44%	44%	$100	2
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
If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2021, PSCo was in compliance with all financial covenants.

PSCo had the following committed credit facility available as of Dec. 31, 2021 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$155	$545
(a)This credit facility matures in June 2024.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the facility outstanding at Dec. 31, 2021 and 2020.
Long-Term Borrowings and Other Financing Instruments
Generally, all property of PSCo is subject to the lien of its first mortgage indenture. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for PSCo as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2021	2020
First mortgage bonds	2.25%	Sept. 15, 2022	$300	$300
First mortgage bonds	2.50	March 15, 2023	250	250
First mortgage bonds	2.90	May 15, 2025	250	250
First mortgage bonds	3.70	June 15, 2028	350	350
First mortgage bonds (b)	1.90	Jan. 15, 2031	375	375
First mortgage bonds (a)	1.875	June 15, 2031	750	—
First mortgage bonds	6.25	Sept. 1, 2037	350	350
First mortgage bonds	6.50	Aug. 1, 2038	300	300
First mortgage bonds	4.75	Aug. 15, 2041	250	250
First mortgage bonds	3.60	Sept. 15, 2042	500	500
First mortgage bonds	3.95	March 15, 2043	250	250
First mortgage bonds	4.30	March 15, 2044	300	300
First mortgage bonds	3.55	June 15, 2046	250	250
First mortgage bonds	3.80	June 15, 2047	400	400
First mortgage bonds	4.10	June 15, 2048	350	350
First mortgage bonds	4.05	Sept. 15, 2049	400	400
First mortgage bonds	3.20	March 1, 2050	550	550
First mortgage bonds (b)	2.70	Jan. 15, 2051	375	375
Unamortized discount			(33)	(30)
Unamortized debt issuance cost			(50)	(46)
Current maturities			(300)	—
Total long-term debt			$6,167	$5,724
(a)2021 financing.
(b)2020 financing.

Maturities of long-term debt:

(Millions of Dollars)
2022	$300
2023	250
2024	—
2025	250
2026	—
Deferred Financing Costs — Deferred financing costs of approximately $50 million and $46 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt as of Dec. 31, 2021 and 2020, respectively. PSCo is amortizing these financing costs over the remaining maturity periods of the related debt.
Capital Stock — PSCo has authorized the issuance of preferred stock.

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2021 and 2020
10,000,000	$0.01	—
Dividend Restrictions — PSCo’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,174	$816	$12	$2,002
C&I	1,660	308	30	1,998
Other	49	—	—	49
Total retail	2,883	1,124	42	4,049
Wholesale	228	—	—	228
Transmission	75	—	—	75
Other	44	159	—	203
Total revenue from contracts with customers	3,230	1,283	42	4,555
Alternative revenue and other	183	72	5	260
Total revenues	$3,413	$1,355	$47	$4,815

	Year Ended Dec. 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,073	$650	$12	$1,735
C&I	1,512	225	27	1,764
Other	48	—	—	48
Total retail	2,633	875	39	3,547
Wholesale	212	—	—	212
Transmission	62	—	—	62
Other	56	125	—	181
Total revenue from contracts with customers	2,963	1,000	39	4,002
Alternative revenue and other	153	24	4	181
Total revenues	$3,116	$1,024	$43	$4,183

	Year Ended Dec. 31, 2019
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,006	$750	$11	$1,767
C&I	1,579	281	28	1,888
Other	50	—	—	50
Total retail	2,635	1,031	39	3,705
Wholesale	166	—	—	166
Transmission	52	—	—	52
Other	32	107	—	139
Total revenue from contracts with customers	2,885	1,138	39	4,062
Alternative revenue and other	148	23	4	175
Total revenues	$3,033	$1,161	$43	$4,237

7. Income Taxes
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009 - 2011 that qualify for an extended carryback claim. PSCo is not expected to accrue any income tax expense related to this adjustment.
Federal Audit — PSCo is a member of Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	December 2022
2018	September 2022
Additionally, the statute of limitations related to certain federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. Xcel Energy has recognized its best estimate of income tax expense that will result from a final resolution of this issue; however, the outcome and timing of a resolution is unknown.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2021, PSCo’s earliest open tax year that is subject to examination by state taxing authorities under applicable statutes of limitations is 2014. There are currently no state income tax audits in progress.
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Unrecognized tax benefit — Permanent tax positions	$9	$7
Unrecognized tax benefit — Temporary tax positions	2	2
Total unrecognized tax benefit	$11	$9
Changes in unrecognized tax benefits:

(Millions of Dollars)	2021	2020	2019
Balance at Jan. 1	$9	$12	$10
Additions based on tax positions related to the current year	2	2	1
Additions for tax positions of prior years	—	6	1
Reductions for tax positions of prior years	—	(11)	—
Balance at Dec. 31	$11	$9	$12
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
NOL and tax credit carryforwards	$(11)	$(8)
As the IRS progresses its review of the tax loss carryback claims and as state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $2 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2021	2020	2019
Payable for interest related to unrecognized tax benefits at Jan. 1	$—	$(1)	$(1)
Interest income related to unrecognized tax benefits	—	1	—
Payable for interest related to unrecognized tax benefits at Dec. 31	$—	$—	$(1)
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2021, 2020 or 2019.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset.

NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2021	2020
Federal NOL carryforward	$161	$—
Federal tax credit carryforwards	259	143
State NOL carryforwards	342	190
State tax credit carryforwards, net of federal detriment (a)	17	18
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(8)	(8)
(a)State tax credit carryforwards are net of federal detriment of $5 million as of Dec. 31, 2021 and 2020.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $2 million as of Dec. 31, 2021 and 2020.
Federal carryforward periods expire between 2031 and 2041 and state carryforward periods expire between 2022 and 2041.
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2021	2020 (a)	2019 (a)
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	3.6	3.6	3.6
Increases (decreases) in tax from:
Wind PTCs	(14.3)	(10.3)	(7.5)
Plant regulatory differences (b)	(4.6)	(5.0)	(3.3)
Other tax credits, net NOL & tax credit allowances	(1.0)	(1.1)	(1.3)
Change in unrecognized tax benefits	0.3	(0.2)	0.3
Other, net	(0.2)	(0.9)	(0.6)
Effective income tax rate	4.8%	7.1%	12.2%
(a)Prior periods have been reclassified to conform to current year presentation.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions and additional prepaid pension asset amortization.
Components of income tax expense for the years ended Dec. 31:

(Millions of Dollars)	2021	2020	2019
Current federal tax expense (benefit)	$16	$44	$(9)
Current state tax expense (benefit)	—	4	(5)
Current change in unrecognized tax benefit	(1)	(3)	(1)
Deferred federal tax (benefit) expense	(13)	(26)	61
Deferred state tax expense	31	26	33
Deferred change in unrecognized tax expense	3	2	3
Deferred ITCs	(3)	(2)	(2)
Total income tax expense	$33	$45	$80
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2021	2020	2019
Deferred tax expense excluding items below	$63	$46	$132
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(42)	(43)	(35)
Tax expense allocated to other comprehensive income, adoption of ASC Topic 326, and other	—	(1)	—
Deferred tax expense	$21	$2	$97
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2021	2020 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$2,226	$2,132
Regulatory assets	258	257
Deferred fuel costs	126	(3)
Operating lease assets	106	129
Pension expense and other employee benefits	23	19
Other	7	6
Total deferred tax liabilities	$2,746	$2,540

Deferred tax assets:
Regulatory liabilities	$323	$319
Tax credit carryforward	276	161
Operating lease liabilities	106	129
Bad debts	10	8
NOL carryforward	46	7
Deferred ITCs	8	5
Tax credit valuation allowances	(8)	(8)
Other	25	22
Total deferred tax assets	$786	$643
Net deferred tax liability	$1,960	$1,897
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
As of Dec. 31, 2021, accumulated other comprehensive loss related to settled interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2021, PSCo had no unsettled interest rate derivatives.
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
PSCo enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers but may not be designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
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

Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Dec. 31, 2021	Dec. 31, 2020
MWh of electricity	15	17
MMBtu of natural gas	71	93
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
PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities. At Dec. 31, 2021, four of PSCo’s 10 most significant counterparties for these activities, comprising $53 million or 40% of this credit exposure, had investment grade credit ratings from S&P, Moody’s or Fitch Ratings. Five of the 10 most significant counterparties, comprising $20 million or 15% of this credit exposure, were not rated by these external agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. One of these significant counterparties, comprising $38 million, or 29%, of this credit exposure, had credit quality less than investment grade, based on external and internal analysis. Seven of these significant counterparties are independent system operators, municipal, cooperative electric entities, RTOs or other utilities.
Qualifying Cash Flow Hedges — Financial impact of qualifying interest rate and vehicle fuel cash flow hedges on PSCo’s accumulated other comprehensive loss, included in the consolidated statements of common stockholder’s equity and in the consolidated statements of comprehensive income:

(Millions of Dollars)	2021	2020	2019
Accumulated other comprehensive loss related to cash flow hedges at Jan. 1	$(23)	$(24)	$(26)
After-tax net realized losses on derivative transactions reclassified into earnings	2	1	2
Accumulated other comprehensive loss related to cash flow hedges at Dec. 31	$(21)	$(23)	$(24)
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2021
Other derivative instruments
Natural gas commodity	$—	$(1)
Total	$—	$(1)

Year Ended Dec. 31, 2020
Other derivative instruments
Natural gas commodity	$—	$(10)
Total	$—	$(10)

Year Ended Dec. 31, 2019
Other derivative instruments
Natural gas commodity	$—	$(5)
Total	$—	$(5)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Year Ended Dec. 31, 2021
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$12	(b)
Natural gas commodity	—		4	(c)	(15)	(c)
Total	$—		$4		$(3)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Year Ended Dec. 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3	(b)
Natural gas commodity	—		8	(c)	(8)	(c)
Total	$—		$8		$(5)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Year Ended Dec. 31, 2019
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3	(b)
Natural gas commodity	—		1	(c)	(4)	(c)
Total	$—		$1		$(1)
(a)    Recorded to interest charges.
(b)    Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue, as appropriate.
(c)    Settlement losses related to natural gas operations are recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
PSCo had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2021, 2020 and 2019.
Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase-normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. At Dec. 31, 2021 and 2020, there were no derivative instruments in a liability position with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of Dec. 31, 2021 and 2020, there were approximately $16 million and $46 million of derivative instruments in a liability position with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2021 and 2020.

Recurring Fair Value Measurements — PSCo’s derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2021						Dec. 31, 2020
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$12	$97	$—	$109	$(81)	$28	$1	$41	$1	$43	$(28)	$15
Natural gas commodity	—	11	—	11	—	11	—	6	—	6	—	6
Total current derivative assets	$12	$108	$—	$120	$(81)	$39	$1	$47	$1	$49	$(28)	$21
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$10	$28	$54	$92	$(65)	$27	$1	$27	$8	$36	$(20)	$16
Total noncurrent derivative assets	$10	$28	$54	$92	$(65)	27	$1	$27	$8	$36	$(20)	$16
Current derivative liabilities
Other derivative instruments:
Commodity trading	$6	$90	$16	$112	$(85)	$27	$1	$46	$7	$54	$(33)	$21
Natural gas commodity	—	3	—	3	—	3	—	6	—	6	—	6
Total current derivative liabilities	$6	$93	$16	$115	$(85)	$30	$1	$52	$7	$60	$(33)	$27
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$3	$—	$101	$104	$(75)	$29	$1	$24	$46	$71	$(20)	$51
Total noncurrent derivative liabilities	$3	$—	$101	$104	$(75)	$29	$1	$24	$46	$71	$(20)	$51
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheet when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at Dec. 31, 2021 and 2020. At Dec. 31, 2021 and 2020, derivative assets and liabilities include no obligations to return cash collateral, respectively. At Dec. 31, 2021 and 2020, derivative assets and liabilities include rights to reclaim cash collateral of $14 million and $5 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives for the years ended Dec. 31, 2021, 2020 and 2019:

	Year Ended Dec. 31
(Millions of Dollars)	2021	2020	2019
Balance at Jan. 1	$(44)	$(13)	$—
Settlements	4	—	(2)
Net transactions recorded during the period:
Losses recognized in earnings (a)	(23)	(31)	(11)
Balance at Dec. 31	$(63)	$(44)	$(13)
(a)Level 3 losses recognized in earnings are subject to offsetting gains of derivative instruments categorized as levels 1 and 2 in the income statement.
PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the years ended Dec. 31, 2021, 2020 and 2019.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2021		2020
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,467	$7,291	$5,724	$7,040
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2021 and 2020, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes PSCo, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 2.26, 2.24 and 3.11 percent in 2021, 2020, and 2019, respectively. Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws.
In addition to the qualified pension plans, Xcel Energy maintains a SERP and a nonqualified pension plan. The SERP is maintained for certain executives who participated in the plan in 2008, when the SERP was closed to new participants. The nonqualified pension plan provides benefits for compensation that is in excess of the limits applicable to the qualified pension plans, with distributions funded by Xcel Energy’s consolidated operating cash flows. Obligations of the SERP and nonqualified plan as of Dec. 31, 2021 and 2020 were $43 million and $43 million, respectively, of which $2 million was attributable to PSCo in 2021 and 2020, respectively. Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $4 million in 2021 and $6 million in 2020, respectively, of which immaterial amounts were attributable to PSCo.

Xcel Energy, which includes PSCo, investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as long-term projected return levels. 20-years or longer period, as well as the long-term return levels projected and recommended by investment experts. Xcel Energy Inc. and PSCo continually review pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2021 were above the assumed level of 6.38%.
•Investment returns in 2020 were above the assumed level of 6.84%.
•Investment returns in 2019 were above the assumed level of 6.84%.
•In 2022, PSCo’s expected investment-return assumption is 6.39%.
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
Xcel Energy’s ongoing investment strategy is based on plan-specific investment recommendations that seek to minimize potential investment and interest rate risk as a plan’s funded status increases over time. The investment recommendations consider many factors and generally result in a greater percentage of long-duration fixed income securities being allocated to specific plans having relatively higher funded status ratios and a greater percentage of growth assets being allocated to plans having relatively lower funded status ratios.

Plan Assets
For each of the fair value hierarchy levels, PSCo’s pension plan assets measured at fair value:

	Dec. 31, 2021 (a)					Dec. 31, 2020 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$49	$—	$—	$—	$49	$75	$—	$—	$—	$75
Commingled funds	492	—	—	409	901	518	—	—	388	906
Debt securities	—	360	2	—	362	—	270	1	—	271
Equity securities	24	—	—	—	24	27	—	—	—	27
Other	—	3	—	12	15	2	2	—	—	4
Total	$565	$363	$2	$421	$1,351	$622	$272	$1	$388	$1,283
(a)See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, PSCo’s proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2021 (a)					Dec. 31, 2020 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$25	$—	$—	$—	$25	$24	$—	$—	$—	$24
Insurance contracts	—	46	—	—	46	—	45	—	—	45
Commingled funds	57	—	—	68	125	64	—	—	61	125
Debt securities	—	194	1	—	195	—	207	—	—	207
Other	—	2	—	—	2	—	3	—	—	3
Total	$82	$242	$1	$68	$393	$88	$255	$—	$61	$404
(a)See Note 8 for further information on fair value measurement inputs and methods.
No assets were transferred in or out of Level 3 for 2021 or 2020.

Funded Status — Benefit obligations for both pension and postretirement plans decreased from Dec. 31, 2020 to Dec. 31, 2021, due primarily to benefit payments and increases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for PSCo are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2021	2020	2021	2020
Change in Benefit Obligation:
Obligation at Jan. 1	$1,428	$1,330	$415	$380
Service cost	32	30	1	1
Interest cost	39	46	11	13
Plan amendments	—	—	—	—
Actuarial (gain) loss	(57)	102	(31)	52
Plan participants’ contributions	—	—	7	6
Medicare subsidy reimbursements	—	—	2	1
Benefit payments	(79)	(80)	(36)	(38)
Obligation at Dec. 31	$1,363	$1,428	$369	$415
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$1,283	$1,124	$404	$401
Actual return on plan assets	102	189	15	32
Employer contributions	45	50	3	3
Plan participants’ contributions	—	—	7	6
Benefit payments	(79)	(80)	(36)	(38)
Fair value of plan assets at Dec. 31	$1,351	$1,283	$393	$404
Funded status of plans at Dec. 31	$(12)	$(145)	$24	$(11)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Noncurrent assets	6	—	24	—
Noncurrent liabilities	(18)	(145)	—	(11)
Net amounts recognized	$(12)	$(145)	$24	$(11)
Accumulated benefit obligation for the pension plan was $1,291 million and $1,353 million as of Dec. 31, 2021 and 2020, respectively.

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2021	2020	2021	2020
Discount rate for year-end valuation	3.08%	2.71%	3.09%	2.65%
Expected average long-term increase in compensation level	3.75%	3.75%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	5.30%	5.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	4.90%	5.00%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	4	5

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2021	2020	2019	2021	2020	2019
Service cost	$32	$30	$26	$1	$—	$1
Interest cost	39	46	52	11	13	15
Expected return on plan assets	(73)	(70)	(69)	(16)	(17)	(19)
Amortization of prior service credit	—	(3)	(3)	(4)	(4)	(5)
Amortization of net loss	32	30	25	3	1	3
Settlement charge (a)	—	—	3	—	—	—
Net periodic pension cost (credit)	30	33	34	(5)	(7)	(5)
Effects of regulation	—	4	4	2	3	1
Net benefit cost (credit) recognized for financial reporting	$30	$37	$38	$(3)	$(4)	$(4)
Significant Assumptions Used to Measure Costs:
Discount rate	2.71%	3.49%	4.31%	2.65%	3.47%	4.32%
Expected average long-term increase in compensation level	3.75	3.75	3.75	N/A	N/A	N/A
Expected average long-term rate of return on assets	6.38	6.84	6.84	4.10	4.50	4.50
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2019, as a result of lump-sum distributions during the plan year, PSCo recorded a total pension settlement charge of $3 million. An immaterial amount was recorded in the income statement in 2019. There were no settlement charges recorded to the qualified pension plans in 2021 or 2020.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2021	2020	2021	2020
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$313	$432	$48	$81
Prior service credit	(1)	(1)	(2)	(6)
Total	$312	$431	$46	$75
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$24	$25	$—	$—
Noncurrent regulatory assets	288	404	46	75
Deferred income taxes	—	1	—	—
Net-of-tax accumulated other comprehensive income	—	1	—	—
Total	$312	$431	$46	$75

Measurement date	Dec. 31, 2021	Dec. 31, 2020	Dec. 31, 2021	Dec. 31, 2020
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2019 - 2022 to meet minimum funding requirements. Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$50 million in January 2022, of which $40 million was attributable to PSCo.
•$131 million in 2021, of which $46 million was attributable to PSCo.
•$150 million in 2020, of which $50 million was attributable to PSCo.
•$154 million in 2019, of which $46 million was attributable to PSCo.

The postretirement health care plans have no funding requirements other than fulfilling benefit payment obligations when claims are presented and approved. Additional cash funding requirements are prescribed by certain state and federal rate regulatory authorities. Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$9 million in January 2022, of which an immaterial amount is attributable to PSCo.
•$15 million during 2021, of which $3 million was attributable to PSCo.
•$11 million during 2020, of which $3 million was attributable to PSCo.
•$15 million during 2019, of which $4 million was attributable to PSCo.

Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2021	2020	2021	2020
Domestic and international equity securities	33%	35%	15%	15%
Long-duration fixed income securities	37	35	—	—
Short-to-intermediate fixed income securities	11	13	71	72
Alternative investments	17	15	8	9
Cash	2	2	6	4
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments —
In 2020 and 2019, there were no significant plan amendments made which affected the projected benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
PSCo’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2022	$83	$30	$2	$28
2023	82	29	2	27
2024	82	29	2	27
2025	82	28	2	26
2026	81	27	2	25
2027-2031	388	123	13	110
Defined Contribution Plans
Xcel Energy, which includes PSCo, maintains 401(k) and other defined contribution plans that cover most employees. Total expense to these plans for PSCo was approximately $12 million in 2021 and 2020 and $11 million in 2019.

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
One case remains active which includes a multi-district litigation matter consisting of a Wisconsin purported class (Arandell Corp.).
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
Rate Matters
PSCo is involved in various regulatory proceedings arising in the ordinary course of business. Until resolution, typically in the form of a rate order, uncertainties may exist regarding the ultimate rate treatment for certain activities and transactions. Amounts have been recognized for probable and reasonably estimable losses that may result. Unless otherwise disclosed, any reasonably possible range of loss in excess of any recognized amount is not expected to have a material effect on the consolidated financial statements.
Comanche Unit 3 Litigation — In February 2021, the joint owners of Comanche Unit 3 (CORE Electric Cooperative, formerly known as Intermountain Rural Electrical Association, and Holy Cross Electric) served PSCo with a notice of claim related to Comanche Unit 3's operation and availability.
In September 2021, CORE Electric Cooperative filed a lawsuit in Colorado state court seeking an unspecified amount of damages. CORE Electric Cooperative alleges PSCo breached ownership agreement terms by failing to operate Comanche Unit 3 in accordance with prudent utility practices. PSCo filed a Motion to Dismiss several of CORE’s claims. In January 2022 the Court granted PSCo’s Motion to Dismiss CORE’s claim for damages for replacement power costs, claims for unjust enrichment and declaratory judgment. CORE’s claims for breach of contract, breach of the duty of good faith and fair dealing, and waste remain pending.
In November 2021, PSCo resolved all differences with Holy Cross Electric related to their claim.
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
Historical MGP, Landfill and Disposal Sites
PSCo is currently investigating, remediating or performing post-closure actions at four historical MGP, landfill or other disposal sites across its service territory, excluding sites that are being addressed under current coal ash regulations (see below).
PSCo has recognized its best estimate of costs/liabilities from final resolution of these issues; however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
PSCo also built an alternative collection and treatment system to remove the Comanche Station bottom ash pond from service. The total cost of the alternate treatment system is approximately $25 million. PSCo worked expeditiously to meet the April 11, 2021 deadline, but was not able to remove the pond from service until June 18, 2021. PSCo expects to negotiate a compliance order with the EPA addressing the closure deadline as well as other potential issues. PSCo will also now proceed with closure of the pond, at an estimated cost of $3 million.
Closure costs for existing impoundments are included in the calculation of the ARO.
Federal CWA Waters of the U.S. Rule — PSCo is monitoring ongoing changes to the definition of Waters of the U.S. under the CWA. Regardless of which definition is applicable in the state in which we operate, PSCo does not anticipate that compliance costs will be material.
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
Federal CWA Section 316(b) — The federal CWA requires the EPA to regulate cooling water intake structures to assure that these structures reflect the best technology available for minimizing impingement and entrainment of aquatic species. PSCo estimates the likely future cost for complying with impingement and entrainment requirements is immaterial. PSCo anticipates these costs will be fully recoverable through regulatory mechanisms.
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
AROs — AROs have been recorded for PSCo’s assets.
PSCo’s AROs were as follows:

	2021
(Millions of Dollars)	Jan. 1, 2021	Accretion	Cash Flow Revisions (a)	Dec. 31, 2021 (b)
Electric
Steam, hydro and other production	$137	$5	$10	$152
Wind	40	2	—	42
Distribution	15	1	—	16
Natural gas
Transmission and distribution	203	9	(8)	204
Miscellaneous	3	—	5	8
Common
Miscellaneous	1	(1)	—	—
Total liability	$399	$16	$7	$422
(a)In 2021, AROs were revised for changes in timing and estimates of cash flows. Revisions in steam, hydro, and other production AROs primarily related to changes in cost estimates for remediation of ash containment facilities. Changes in gas transmission and distribution AROs were primarily related to changes in labor rates coupled with increased gas line mileage and number of services.
(b)There were no ARO amounts incurred or settled in 2021.

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
(c)In 2020, AROs were revised for changes in timing and estimates of cash flows. Revisions in steam, hydro, and other production AROs primarily related to changes in cost estimates for remediation of ash containment facilities.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of PSCo’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2021. Therefore, an ARO has not been recorded for these facilities.
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
Most of PSCo’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate (weighted average of 3.9%). PSCo has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
PPAs	$600	$591
Other	77	68
Gross operating lease ROU assets	677	659
Accumulated amortization	(268)	(159)
Net operating lease ROU assets	$409	$500
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
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases.
Finance lease ROU assets:

(Millions of Dollars)	Dec. 31, 2021	Dec. 31, 2020
Gas storage facilities	$201	$201
Gas pipeline	21	21
Gross finance lease ROU assets	222	222
Accumulated amortization	(97)	(90)
Net finance lease ROU assets	$125	$132
Components of lease expense:

(Millions of Dollars)	2021	2020	2019
Operating leases
PPA capacity payments	$102	$100	$98
Other operating leases (a)	16	13	14
Total operating lease expense (b)	$118	$113	$112
Finance leases
Amortization of ROU assets	$7	$7	$6
Interest expense on lease liability	17	18	19
Total finance lease expense	$24	$25	$25
(a)Includes short-term lease expense of $1 million, $1 million and $2 million for 2021, 2020 and 2019, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Dec. 31, 2021:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2022	$84	$16	$100	$21
2023	70	11	81	20
2024	63	11	74	20
2025	63	5	68	19
2026	59	1	60	18
Thereafter	104	11	115	362
Total minimum obligation	443	55	498	460
Interest component of obligation	(57)	(6)	(63)	(335)
Present value of minimum obligation	$386	$49	435	125
Less current portion			(84)	(4)
Noncurrent operating and finance lease liabilities			$351	$121

Weighted-average remaining lease term in years			6.5	37.3
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2032.

PPAs and Fuel Contracts
Non-Lease PPAs — SPS has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2027, contain minimum energy purchase requirements.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $2 million, $10 million and $12 million in 2021, 2020 and 2019, respectively.
Capacity and energy payments are contingent on the IPP meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2021, the estimated future payments for capacity that PSCo is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity
2022	$3
2023	3
2024	3
2025	3
2026	3
Thereafter	3
Total	$18
Fuel Contracts — PSCo has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2023 and 2060. PSCo is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2021:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2022	$186	$324	$116
2023	102	75	67
2024	67	3	37
2025	28	—	36
2026	29	—	35
Thereafter	30	—	440
Total	$442	$402	$731
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
PSCo evaluated each of these VIEs for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. PSCo had approximately 1,518 MW of capacity under long-term PPAs at both Dec. 31, 2021 and 2020 with entities that have been determined to be VIEs. These agreements have expiration dates through 2032.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges		Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive loss at Jan. 1	$(23)		$(1)		$(24)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $— and $—, respectively)	1	(a)	—		1
Amortization of net actuarial loss (net of taxes of $— and $—, respectively)	1		—	(b)	1
Net current period other comprehensive income (loss)	2		—		2
Accumulated other comprehensive loss at Dec. 31	$(21)		$(1)		$(22)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

	2020
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges		Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive loss at Jan. 1	$(24)		$(3)		$(27)
Losses (gains) reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $— and $—, respectively)	1	(a)	—		1
Amortization of net actuarial gains (net of taxes of $— and $1, respectively)	—		2	(b)	2
Net current period other comprehensive income	1		2		3
Accumulated other comprehensive loss at Dec. 31	$(23)		$(1)		$(24)
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
PSCo has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates, transmits and distributes electricity in Colorado. This segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes PSCo’s wholesale commodity and trading operations.
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
PSCo’s segment information:

(Millions of Dollars)	2021	2020	2019
Regulated Electric
Operating revenues — external	$3,413	$3,116	$3,033
Intersegment revenue	1	1	1
Total revenues	$3,414	$3,117	$3,034
Depreciation and amortization	566	497	455
Interest charges and financing costs	179	173	173
Income tax (benefit) expense	(16)	13	45
Net income	495	460	465
Regulated Natural Gas
Total revenues	$1,355	$1,024	$1,161
Depreciation and amortization	171	152	141
Interest charges and financing costs	53	50	50
Income tax expense	45	29	33
Net income	168	126	119
All Other
Total revenues (a)	$47	$43	$43
Depreciation and amortization	7	6	6
Interest charges and financing costs	2	1	1
Income tax expense	4	3	2
Net (loss) income	(3)	2	(6)

Consolidated Total
Total revenues (a)	$4,816	$4,184	$4,238
Reconciling eliminations	(1)	(1)	(1)
Total operating revenues	$4,815	$4,183	$4,237
Depreciation and amortization	744	655	602
Interest charges and financing costs	234	224	224
Income tax expense	33	45	80
Net income	660	588	578
(a)    Operating revenues include $5 million of other affiliate revenue for the years ended Dec. 31, 2021, 2020 and 2019, respectively. See Note 13 for further information.

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
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2021	2020	2019
Operating revenues:
Other	$5	$5	$5
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	617	571	532

Accounts receivable and payable with affiliates at Dec. 31:

	2021		2020
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$16	$—	$1
NSP-Wisconsin	—	2	—	1
SPS	—	7	—	6
Other subsidiaries of Xcel Energy Inc.	13	44	8	50
	$13	$69	$8	$58

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
Internal Control Over Financial Reporting
No changes in PSCo’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2021 that materially affected, or are reasonably likely to materially affect, PSCo’s internal control over financial reporting. PSCo maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. PSCo has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2021 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, PSCo conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, PSCo did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in PSCo’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
This annual report does not include an attestation report of PSCo’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by PSCo’s independent registered public accounting firm pursuant to the rules of the SEC that permit PSCo to provide only management’s report in this annual report.

ITEM 9B — OTHER INFORMATION
None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2022 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2021.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2021, 2020 and 2019.
Consolidated Balance Sheets — As of Dec. 31, 2021 and 2020.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2021, 2020 and 2019.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2021, 2020 and 2019.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of PSCo as Amended and Restated on Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Indenture, dated as of Oct. 1, 1993 between PSCo and Morgan Guaranty Trust Company of New York, as Trustee, providing for the issuance of First Collateral Trust Bonds	Xcel Energy Inc. Form S-3 dated April 18, 2018	4(d)(3)
4.02*	Supplemental Indenture, dated Aug. 1, 2007 between PSCo and U.S. Bank Trust National Association, as successor Trustee, creating $350 million principal amount of 6.25% First Mortgage Bonds, Series due 2037	PSCo Form 8-K dated Aug. 8, 2007	4.01
4.03*	Supplemental Indenture dated as of Aug. 1, 2008 between PSCo and U.S. Bank Trust National Association, as successor Trustee, creating $300 million principal amount of 5.80% First Mortgage Bonds, Series due 2018 and $300 million principal amount of 6.50% First Mortgage Bonds, Series due 2038	PSCo Form 8-K dated Aug. 6, 2008	4.01
4.04*	Supplemental Indenture dated as of Aug. 1, 2011 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 4.75% First Mortgage Bonds, Series due 2041	PSCo Form 8-K dated Aug. 9, 2011	4.01
4.05*	Supplemental Indenture dated as of Sept. 1, 2012 between PSCo and U.S. Bank National Association, as successor Trustee, creating $300 million principal amount of 2.25% First Mortgage Bonds, Series due 2022 and $500 million principal amount of 3.60% First Mortgage Bonds, Series due 2042	PSCo Form 8-K dated Sept. 11, 2012	4.01
4.06*	Supplemental Indenture dated as of March 1, 2013 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 2.50% First Mortgage Bonds, Series due 2023 and $250 million principal amount of 3.95% First Mortgage Bonds, Series due 2043	PSCo Form 8-K dated March 26, 2013	4.01
4.07*	Supplemental Indenture dated as of March 1, 2014 between PSCo and U.S. Bank National Association, as successor Trustee, creating $300 million principal amount of 4.30% First Mortgage Bonds, Series due 2044	PSCo Form 8-K dated March 10, 2014	4.01
4.08*	Supplemental Indenture dated as of May 1, 2015 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 2.90% First Mortgage Bonds, Series due 2025	PSCo Form 8-K dated May 12, 2015	4.01
4.09*	Supplemental Indenture dated as of June 1, 2016 between PSCo and U.S. Bank National Association, as successor Trustee, creating $250 million principal amount of 3.55% First Mortgage Bonds, Series due 2046	PSCo Form 8-K dated June 13, 2016	4.01
4.10*	Supplemental Indenture dated as of June 1, 2017 between PSCo and U.S. Bank National Association, as successor Trustee, creating $400 million principal amount of 3.80% First Mortgage Bonds, Series due 2047	PSCo Form 8-K dated June 19, 2017	4.01
4.11*	Supplemental Indenture dated as of June 1, 2018 between PSCo and U.S. Bank National Association, as successor Trustee, creating $350 million principal amount of 3.70% First Mortgage Bonds, Series due 2028, and $350 million principal amount of 4.10% First Mortgage Bonds, Series due 2048	PSCo Form 8-K dated June 21, 2018	4.01
4.12*	Supplemental Indenture dated as of March 1, 2019 between PSCo and U.S. Bank National Association, as successor Trustee, creating $400 million principal amount of 4.05% First Mortgage Bonds, Series due 2049	PSCo Form 8-K dated March 13, 2019	4.01
4.13*	Supplemental Indenture dated as of August 1, 2019 between PSCo and U.S. Bank National Association, as successor Trustee, creating $550 million principal amount of 3.20% First Mortgage Bonds, Series due 2050	PSCo Form 8-K dated August 13, 2019	4.01
4.14*	Supplemental Indenture dated as of May 1, 2020 between PSCo and U.S. Bank National Association, as successor Trustee, creating $375 million principal of 2.70% First Mortgage Bonds, Series No. 35 due 2051 and $375 million principal amount of 1.90% First Mortgage Bonds, Series No. 36 due 2031	PSCo Form 8-K dated May 15, 2020	4.01
4.15*	Supplemental Indenture dated as of February 1, 2021 between PSCo and U.S. Bank National Association, as successor Trustee, creating $750 million principal of 1.875% First Mortgage Bonds, Series No. 37 due 2031	PSCo Form 8-K dated March 1, 2021	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01

10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.01
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 20, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Oct. 1, 2021	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2021	10.01
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Proposed Settlement Agreement, excerpts, as filed with the CPUC	Xcel Energy Inc. Form 8-K dated Dec. 3, 2004	99.02
10.26*	Third Amended and Restated Credit Agreement, dated as of June 7, 2019 among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank Plc, as Syndication Agents, Wells Fargo Bank, National Association, MUFG Bank, Ltd., and Citibank, N.A., as Documentation Agents	Xcel Energy Inc. Form 8-K dated June 7, 2019	99.03
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Public Service Co. of Colorado and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2021	2020	2019
Balance at Jan. 1	$29	$21	$21
Additions charged to costs and expenses	26	24	17
Additions charged to other accounts (a)	4	4	6
Deductions from reserves (b)	(19)	(20)	(23)
Balance at Dec. 31	$40	$29	$21
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

Item 16 — Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF COLORADO

Feb. 23, 2022	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ ALICE K. JACKSON
Robert C. Frenzel	Alice K. Jackson
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ JEFFREY S. SAVAGE
Brian J. Van Abel	Jeffrey S. Savage
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
PSCo has not sent, and does not expect to send, an annual report or proxy statement to its security holder.