Form 10-Q
period 2022-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2022-04-28
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Apr. 28, 2022
Common Stock, $0.01 par value	100 shares
Public Service Company of Colorado meets the conditions set forth in General Instructions H(1)(a) and (b) of Form 10-Q and is therefore filing this Form 10-Q with the reduced disclosure format specified in General Instruction H(2) to such Form 10-Q.

This Form 10-Q is filed by PSCo, a Colorado corporation. PSCo is a wholly owned subsidiary of Xcel Energy Inc. Additional information on Xcel Energy is available in various filings with the SEC. This report should be read in its entirety.

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
PSIA	Pipeline System Integrity Adjustment

Other
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CORE	CORE Electric Cooperative
COVID-19	Novel coronavirus
CPCN	Certificate of Public Convenience and Necessity
CSPV	Crystalline Silicon Photovoltaic
GAAP	United States generally accepted accounting principles
GCA	Gas cost adjustment
IPP	Independent power producing entity
MGP	Manufactured gas plant
NOPR	Notice of proposed rulemaking
O&M	Operating and maintenance
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Code of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; and costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Operating revenues
Electric	$828	$733
Natural gas	578	415
Other	17	13
Total operating revenues	1,423	1,161

Operating expenses
Electric fuel and purchased power	344	271
Cost of natural gas sold and transported	329	170
Cost of sales — other	5	3
Operating and maintenance expenses	216	207
Demand side management expenses	34	32
Depreciation and amortization	193	183
Taxes (other than income taxes)	65	66
Total operating expenses	1,186	932

Operating income	237	229

Other income, net	—	2
Allowance for funds used during construction — equity	6	5

Interest charges and financing costs
Interest charges — includes other financing costs of $2 and $2 , respectively	60	60
Allowance for funds used during construction — debt	(2)	(2)
Total interest charges and financing costs	58	58

Income before income taxes	185	178
Income tax expense	9	11
Net income	$176	$167
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Net income	$176	$167
Other comprehensive income
Derivative instruments:
Reclassification of loss to net income, net of tax of $— and $—, respectively	—	1

Total other comprehensive income	—	1
Total comprehensive income	$176	$168

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2022	2021
Operating activities
Net income	$176	$167
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	194	177
Deferred income taxes	(2)	5
Amortization of investment tax credits	(1)	(1)
Allowance for equity funds used during construction	(6)	(5)
Provision for bad debts	7	5
Net realized and unrealized hedging and derivative transactions	9	(1)
Changes in operating assets and liabilities:
Accounts receivable	(73)	(63)
Accrued unbilled revenues	65	66
Inventories	55	17
Other current assets	4	10
Accounts payable	8	(44)
Net regulatory assets and liabilities	36	(555)
Other current liabilities	57	18
Pension and other employee benefit obligations	(16)	(48)
Other, net	(31)	(1)
Net cash provided by (used in) operating activities	482	(253)

Investing activities
Utility capital/construction expenditures	(384)	(320)
Investments in utility money pool arrangement	—	(180)
Repayments from utility money pool arrangement	—	167
Net cash used in investing activities	(384)	(333)

Financing activities
Repayments of short-term borrowings, net	(142)	(136)
Borrowings under utility money pool arrangement	101	435
Repayments under utility money pool arrangement	(63)	(492)
Proceeds from issuance of long-term debt	(1)	738
Capital contributions from parent	92	307
Dividends paid to parent	(104)	(105)
Net cash (used in) provided by financing activities	(117)	747

Net change in cash, cash equivalents and restricted cash	(19)	161
Cash, cash equivalents and restricted cash at beginning of period	25	28
Cash, cash equivalents and restricted cash at end of period	$6	$189

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(77)	$(83)
Cash paid for income taxes, net	(2)	(22)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$121	$112
Inventory transfers to property, plant and equipment	9	9
Allowance for equity funds used during construction	6	5
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$6	$25
Accounts receivable, net	441	374
Accounts receivable from affiliates	—	13
Accrued unbilled revenues	285	350
Inventories	180	245
Regulatory assets	380	353
Derivative instruments	36	39
Prepayments and other	100	104
Total current assets	1,428	1,503

Property, plant and equipment, net	18,641	18,444

Other assets
Regulatory assets	1,300	1,293
Derivative instruments	24	27
Operating lease right-of-use assets	385	409
Other	269	246
Total other assets	1,978	1,975
Total assets	$22,047	$21,922

Liabilities and Stockholder's Equity
Current liabilities
Current portion of long-term debt	$550	$300
Borrowings under utility money pool arrangement	38	—
Short-term debt	5	147
Accounts payable	503	531
Accounts payable to affiliates	79	69
Regulatory liabilities	132	95
Taxes accrued	328	252
Accrued interest	37	58
Dividends payable to parent	129	104
Derivative instruments	36	30
Operating lease liabilities	77	84
Other	109	109
Total current liabilities	2,023	1,779

Deferred credits and other liabilities
Deferred income taxes	1,970	1,960
Regulatory liabilities	2,434	2,397
Asset retirement obligations	427	422
Derivative instruments	22	29
Customer advances	156	160
Pension and employee benefit obligations	4	23
Operating lease liabilities	334	351
Other	187	190
Total deferred credits and other liabilities	5,534	5,532

Commitments and contingencies
Capitalization
Long-term debt	5,919	6,167
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at March 31, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	6,506	6,426
Retained earnings	2,087	2,040
Accumulated other comprehensive loss	(22)	(22)
Total common stockholder's equity	8,571	8,444
Total liabilities and stockholder's equity	$22,047	$21,922
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2022 and 2021
Balance at Dec. 31, 2020	100	$—	$5,770	$1,846	$(24)	$7,592
Net income				167		167
Other comprehensive income					1	1
Dividends declared to parent				(115)		(115)
Contribution of capital by parent			300			300
Balance at March 31, 2021	100	$—	$6,070	$1,898	$(23)	$7,945

Balance at Dec. 31, 2021	100	$—	$6,426	$2,040	$(22)	$8,444
Net income				176		176
Dividends declared to parent				(129)		(129)
Contribution of capital by parent			80			80
Balance at March 31, 2022	100	$—	$6,506	$2,087	$(22)	$8,571

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo and its subsidiaries as of March 31, 2022 and Dec. 31, 2021; the results of PSCo’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three months ended March 31, 2022 and 2021; and PSCo’s cash flows for the three months ended March 31, 2022 and 2021.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2022, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2021 balance sheet information has been derived from the audited 2021 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2021.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2021, filed with the SEC on Feb. 23, 2022. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2021 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
As of March 31, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on PSCO’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$484	$414
Less allowance for bad debts	(43)	(40)
Accounts receivable, net	$441	$374

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$72	$70
Fuel	59	71
Natural gas	49	104
Total inventories	$180	$245

(Millions of Dollars)	March 31, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$16,680	$16,543
Natural gas plant	5,537	5,471
Common and other property	1,279	1,224
Plant to be retired (a)	166	182
Construction work in progress	757	681
Total property, plant and equipment	24,419	24,101
Less accumulated depreciation	(5,778)	(5,657)
Property, plant and equipment, net	$18,641	$18,444
(a)Includes regulator-approved retirements of Comanche Units 1 and 2 and jointly owned Craig Unit 1. Also includes PSCo’s planned retirement of the jointly owned Craig Unit 2.

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
Money pool borrowings for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$250	$250
Amount outstanding at period end	38	—
Average amount outstanding	5	12
Maximum amount outstanding	38	243
Weighted average interest rate, computed on a daily basis	0.15%	0.07%
Weighted average interest rate at period end	0.19	N/A
Commercial Paper — Commercial paper outstanding for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$700	$700
Amount outstanding at period end	5	147
Average amount outstanding	98	26
Maximum amount outstanding	328	322
Weighted average interest rate, computed on a daily basis	0.26%	0.19%
Weighted average interest rate at period end	0.60	0.22
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At March 31, 2022 and Dec. 31, 2021, there were $26 million and $8 million of letters of credit outstanding under the credit facility, respectively. Amounts approximate their fair value and are subject to fees.

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
At March 31, 2022, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$31	$669
(a)    Expires in June 2024.
(b)    Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at March 31, 2022 and Dec. 31, 2021.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended March 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$302	$386	$3	$691
C&I	383	142	2	527
Other	12	—	—	12
Total retail	697	528	5	1,230
Wholesale	66	—	—	66
Transmission	19	—	—	19
Other	12	43	—	55
Total revenue from contracts with customers	794	571	5	1,370
Alternative revenue and other	34	7	12	53
Total revenues	$828	$578	$17	$1,423

	Three Months Ended March 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$246	$239	$3	$488
C&I	326	84	9	419
Other	12	—	—	12
Total retail	584	323	12	919
Wholesale	87	—	—	87
Transmission	18	—	—	18
Other	8	46	—	54
Total revenue from contracts with customers	697	369	12	1,078
Alternative revenue and other	36	46	1	83
Total revenues	$733	$415	$13	$1,161

6. Income Taxes
Note 7 to the consolidated financial statements included in PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2021 represents, in all material respects, the current status of other income tax matters except to the extent noted below and are incorporated herein by reference.
Difference between the statutory rate and effective tax rate:

	Three Months Ended March 31
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.6	3.6
(Decreases) increases in tax from:
Wind PTCs	(14.8)	(12.9)
Plant regulatory differences (a)	(3.8)	(4.3)
Other tax credits, net operating loss & tax credit allowances	(1.3)	(0.9)
Other (net)	0.2	(0.3)
Effective income tax rate	4.9%	6.2%
(a)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred credits are offset by corresponding revenue reductions.

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
At March 31, 2022, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2022, PSCo had no unsettled interest rate derivatives.
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
As of March 31, 2022, PSCo had no commodity contracts designated as cash flow hedges.
PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	March 31, 2022	Dec. 31, 2021
Megawatt hours of electricity	14	15
Million British thermal units of natural gas	56	71
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
At March 31, 2022, four of PSCo’s ten most significant counterparties for these activities, comprising $47 million, or 38%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the ten most significant counterparties, comprising $20 million, or 16%, of this credit exposure, was not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Three of these significant counterparties, comprising $39 million, or 31%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are independent system operators, municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.
Impact of Derivative Activity —
As of March 31, 2022 and 2021, changes in the fair value of interest rate derivatives resulted in no gains and $1 million gains that were recognized in accumulated other comprehensive loss, respectively.
Changes in the fair value of natural gas commodity derivatives resulted in $1 million net gains for the three months ended March 31, 2022, which were recognized as regulatory assets and liabilities. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms. Immaterial net gains were recognized for the three months ended March 31, 2021.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2022
Other derivative instruments
Natural gas commodity	$—	$2	(b)	$(11)	(b)(c)
Total	$—	$2		$(11)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:			Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory Assets and (Liabilities)
Three Months Ended March 31, 2021
Other derivative instruments
Commodity trading	$—	$—		$1	(a)
Natural gas commodity	—	6	(b)	(6)	(b)(c)
Total	$—	$6		$(5)
(a)    Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.
(b)    Settlement losses related to natural gas operations are recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(c)    Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2022 and 2021.

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
At March 31, 2022 and Dec. 31, 2021, there were no derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of March 31, 2022 and Dec. 31, 2021, there were approximately $11 million and $16 million, respectively, of derivative liabilities with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2022 and Dec. 31, 2021.
Recurring Fair Value Measurements — PSCo’s derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$31	$111	$11	$153	$(117)	$36	$12	$97	$—	$109	$(81)	$28
Natural gas commodity	—	—	—	—	—	—	—	11	—	11	—	11
Total current derivative assets	$31	$111	$11	$153	$(117)	$36	$12	$108	$—	$120	$(81)	$39
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$19	$24	$54	$97	$(73)	$24	$10	$28	$54	$92	$(65)	$27
Total noncurrent derivative assets	$19	$24	$54	$97	$(73)	$24	$10	$28	$54	$92	$(65)	$27

	March 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$14	$101	$38	$153	$(117)	$36	$6	$90	$16	$112	$(85)	$27
Natural gas commodity	—	—	—	—	—	—	—	3	—	3	—	3
Total current derivative liabilities	$14	$101	$38	$153	$(117)	$36	$6	$93	$16	$115	$(85)	$30
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$7	$1	$96	$104	$(82)	$22	$3	$—	$101	$104	$(75)	$29
Total noncurrent derivative assets	$7	$1	$96	$104	$(82)	$22	$3	$—	$101	$104	$(75)	$29
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at March 31, 2022 and Dec. 31, 2021. At both March 31, 2022 and Dec. 31, 2021, derivative assets and liabilities include no obligations to return cash collateral. At March 31, 2022 and Dec. 31, 2021, derivative assets and liabilities include rights to reclaim cash collateral of $10 million and $14 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Balance at Jan. 1	$(63)	$(44)
Settlements	2	(1)
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(8)	7
Balance at Mar 31	$(69)	$(38)
(a)Level 3 net gains recognized in earnings are subject to offsetting net losses of derivative instruments categorized as levels 1 and 2 in the income statement.
PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three months ended March 31, 2022 and 2021.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,469	$6,560	$6,467	$7,291
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7	$8	$—	$—
Interest cost (a)	10	10	3	3
Expected return on plan assets (a)	(19)	(18)	(4)	(4)
Amortization of prior service credit (a)	—	—	(1)	(1)
Amortization of net loss (a)	6	8	—	1
Net periodic benefit cost (credit)	4	8	(2)	(1)
Effects of regulation	3	—	1	1
Net benefit cost (credit) recognized for financial reporting	$7	$8	$(1)	$—
(a)     The components of net periodic cost other than the service cost component are included in the line item “Other income (expense), net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2022, contributions of $50 million were made across four of Xcel Energy’s pension plans, of which $40 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2022.

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
Comanche Unit 3 Litigation — In September 2021, CORE filed a lawsuit in Denver County District Court seeking an unspecified amount of damages. CORE alleges PSCo breached ownership agreement terms by failing to operate Comanche Unit 3 in accordance with prudent utility practices. PSCo filed a motion to dismiss several of CORE’s claims. In January 2022 the Court granted PSCo’s motion and dismissed CORE’s claims for unjust enrichment, declaratory judgment and damages for replacement power costs. In February 2022, CORE disclosed that it is claiming in excess of $125 million in total damages.
Rate Matters
PSCo is involved in various regulatory proceedings arising in the ordinary course of business. Until resolution, typically in the form of a rate order, uncertainties may exist regarding the ultimate rate treatment for certain activities and transactions. Amounts have been recognized for probable and reasonably estimable losses that may result. Unless otherwise disclosed, any reasonably possible range of loss in excess of any recognized amount is not expected to have a material effect on the financial statements.
Environmental
MGP, Landfill and Disposal Sites
PSCo is investigating, remediating or performing post-closure actions at two MGP, landfill or other disposal sites across its service territory.
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
PSCo also built an alternative collection and treatment system to remove a bottom ash pond from service. The total cost of the treatment system is approximately $25 million. PSCo removed the pond from service in June 2021 and did not meet the April 2021 deadline.
PSCo is in the process of negotiating a compliance order with the EPA addressing the closure deadline as well as other issues. PSCo is proceeding with the pond closure at an estimated cost of $3 million. Closure costs for existing impoundments are included in the calculation of the asset retirement obligation.
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

Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$25	$26
Other operating leases (a)	6	4
Total operating lease expense (b)	$31	$30
Finance leases
Amortization of ROU assets	$1	$2
Interest expense on lease liability	4	4
Total finance lease expense	$5	$6
(a)Includes immaterial short-term lease expense for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of March 31, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$418	$52	$470	$454
Interest component of obligation	(53)	(6)	(59)	(330)
Present value of minimum obligation	$365	$46	411	124
Less current portion			(77)	(4)
Noncurrent operating and finance lease liabilities			$334	$120
Variable Interest Entities
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
PSCo had approximately 1,518 MW of capacity under long-term PPAs at both March 31, 2022 and Dec. 31, 2021 with entities that have been determined to be variable interest entities. PSCo concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(21)	$(1)	$(22)	$(23)	$(1)	$(24)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (net of taxes of $— and $—, respectively) (a)	—	—	—	1	—	1
Net current period other comprehensive income	—	—	—	1	—	1
Accumulated other comprehensive loss at March 31	$(21)	$(1)	$(22)	$(22)	$(1)	$(23)
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
PSCo’s segment information:

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues	$828	$733
Net income	96	81
Regulated Natural Gas
Total revenues	$578	$415
Net income	80	83
All Other
Total revenues (a)	$17	$13
Net income	—	3
Consolidated Total
Total revenues (a)	$1,423	$1,161
Net income	176	167
(a)    Total revenues include $1 million of other affiliate revenue for both the three months ended March 31, 2022 and 2021.

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
We use this non-GAAP financial measure to evaluate and provide details of PSCo’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of PSCo. For the three months ended March 31, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
PSCo’s net income was $176 million for the first quarter, compared with $167 million for the prior year, reflecting regulatory recovery of capital investment and higher demand revenues, partially offset by increased depreciation, O&M expenses and incremental power costs from the Comanche Unit 3 outage.
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

Electric Revenues, Fuel and Purchased Power and Electric Margin

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Electric revenues	$828	$733
Electric fuel and purchased power	(344)	(271)
Electric margin	$484	$462
Changes:

(Millions of Dollars)	Three Months Ended March 31, 2022 vs. 2021
Regulatory rate outcome	$13
Non-fuel riders	9
Sales and demand (a)	7
Proprietary commodity trading, net of sharing (b)	(10)
Comanche Unit 3 outage (c)	(9)
Other, net	12
Total increase	$22
(a)Sales excludes weather impact, net of decoupling in Colorado.
(b)Includes $11 million of trading margin recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri.
(c)See Other section for further information.
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
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

	Three Months Ended March 31
(Millions of Dollars)	2022	2021
Natural gas revenues	$578	$415
Cost of natural gas sold and transported	(329)	(170)
Natural gas margin	$249	$245
Changes:

(Millions of Dollars)	Three Months Ended March 31, 2022 vs. 2021
Gas sales and transport (excluding weather impact)	$3
Other, net	1
Total increase	$4
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M costs increased $9 million, primarily due to additional investments in technology and customer programs, higher regulatory fees and and additional bad debt expenses (primarily attributable to higher billings and/or increased commodity prices), partially offset by a reduction in employee benefit costs.
Depreciation and Amortization — Depreciation and amortization expense increased $10 million for the first quarter. The increase was primarily due to normal system expansion and new depreciation rates.

Income Taxes — Income tax expense decreased $2 million for the first quarter. The decrease was primarily driven by an increase in wind PTCs. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. This was partially offset by higher pretax earnings in 2022.
In April 2022, the Internal Revenue Service published inflation factors used to determine the PTC rate. As a result, the 2022 PTC rate on the sale of electricity produced from wind is 2.7 cents per kilowatt hour, compared to 2.5 cents for 2021.
See Note 6 to the consolidated financial statements.

Public Utility Regulation and Other
The FERC and state and local regulatory commissions regulate PSCo. PSCo is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Colorado.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. PSCo requests changes in utility rates through commission filings. Changes in operating costs can affect PSCo’s financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts, and the cost of capital.
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
Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2022, PSCo filed a request with the CPUC seeking a net increase to retail natural gas rates of $107 million. The total change to base rates is $215 million, which reflects the transfer of $108 million previously recovered from customers through the PSIA rider. The request is based on a 10.25% ROE, an equity ratio of 55.66% and a 2022 current test year with a projected rate base of $3.6 billion. PSCo has requested a proposed effective date of Nov. 1, 2022.
Additionally, PSCo’s request includes step revenue increases of $40 million (effective Nov. 1, 2023) and $41 million (effective Nov. 1, 2024) related to continued capital investment.

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

Next steps in the procedural schedule are expected to be as follows:
•Intervenor testimony: June 15, 2022.
•Rebuttal testimony: July 13, 2022.
•Settlement: Aug. 3, 2022.
•Evidentiary hearings: Aug. 17-23, 2022.
•Statement of position: Sept. 21, 2022.
Colorado Electric Rate Request — In July 2021, PSCo filed a request with the CPUC seeking a net electric rate increase of $343 million (or 12.4%). The total request reflects a $470 million increase, which includes $127 million of previously authorized costs currently recovered through various rider mechanisms. The request was based on a 10.0% ROE, an equity ratio of 55.64%, a 2022 forecast test year, a rate base of $10.3 billion and impacts of a new depreciation study.
In March 2022, the CPUC approved an unopposed settlement without modification. Rates became effective April 1, 2022. Key settlement terms include:
•A net electric rate increase of $177 million. The total change in base rates is $299 million, which includes $122 million of revenue previously collected through various rider mechanisms.
•A ROE of 9.3% and an equity ratio of 55.69%.
•A current 2021 test year (average rate base) with the transfer of Cheyenne Ridge, the Wildfire Mitigation Plan and Advanced Grid Intelligence and Security investments at year-end rate base.
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
Power Pathway Settlement — In February 2022, the CPUC approved the CPCN for the Pathway Project. Key decisions include:
•The CPUC approved PSCo’s cost estimate of $1.7 billion and recovery through the transmission rider.
•The CPUC modified the Performance Incentive Mechanism proposed in the settlement agreement, which focused on cost controls, to add a separate mechanism to further incentivize timely delivery of the Pathway Project segments. Key details of the Performance Incentive Mechanisms are pending the CPUC’s written decision.
•The CPUC granted a conditional CPCN approval for the 345 kilovolt May Valley-Longhorn line extension, pending the level of renewables being added in that region through PSCo’s resource plan. The initial cost estimate for the extension is approximately $250 million.
Resource Plan Settlement — In April 2022, PSCo and multiple intervenors filed a revised settlement of the resource plan, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. A CPUC decision is expected in the second quarter of 2022. Key settlement terms include:
•Early retirement of Hayden: Unit 2 in 2027 (was 2036); and Unit 1 in 2028 (was 2030).
•Conversion of the Pawnee coal plant to natural gas by no later than Jan. 1, 2026.
•Early retirement of Comanche Unit 3 by Jan. 1, 2031 with reduced operations beginning in 2025.
•Addition of ~2,400 MW of wind.
•Addition of ~1,600 MW of universal-scale solar.
•Addition of 400 MW of storage.
•Addition of 1,300 MW of flexible, dispatchable generation.
•Addition of ~1,200 MW of distributed solar resources through our renewable energy programs
Partial Settlement — In October 2021, PSCo filed a comprehensive settlement with the CPUC Staff and the Colorado Energy Office, which proposed to address four outstanding regulatory items, including recovery of fuel costs related to Winter Storm Uri, disputed revenue associated with the 2020 electric decoupling pilot program year, replacement power costs associated with an extended outage at Comanche Unit 3 during 2020 and deferred customer bad debt balances associated with COVID-19. The Utility Consumer Advocate has not signed the settlement. A hearing and a CPUC decision on the settlement is expected in the second quarter of 2022.
Key settlement terms include:
•PSCo would fully recover Winter Storm Uri deferred net natural gas, fuel and purchased energy costs of $263 million (electric utility) and $287 million (natural gas utility) over a 24-month and 30-month period, respectively, with no carrying charges through a rider mechanism. Recovery will likely commence in Q2 2022 for electric costs and April 1, 2022 for natural gas costs.
•PSCo will refund electric customers $41 million (previously deferred) related to the 2020 electric decoupling pilot program.
•PSCo agreed to forego recovery of $14 million for replacement power costs due to an extended outage at Comanche Unit 3 during 2020 (approved by the CPUC in February 2022 as part of the 2020 retail electric commodity adjustment settlement agreement).
•PSCo also agreed to not seek recovery of COVID-19 related bad debt expense, previously deferred as a regulatory asset, and recorded an additional $11 million of incremental bad debt expense for the period ended Dec. 31, 2021.
Decoupling Filing — PSCo has a decoupling program, effective April 1, 2020 through Dec. 31, 2023. The program applies to Residential and metered small C&I customers who do not pay a demand charge. The program includes a refund and surcharge cap not to exceed 3% of forecasted base rate revenue for a specified period.
As of March 31, 2022, PSCo has recognized a refund for Residential customers and a surcharge for C&I customers based on 2020, 2021 and the first quarter of 2022 results.
In October 2021, a settlement was reached on Winter Storm Uri costs and also addressed certain components of decoupling. See Partial Settlement disclosure above.

Comanche Unit 3 — In October 2021, a comprehensive settlement was reached, which addressed treatment of 2020 Comanche Unit 3 replacement power costs. See Partial Settlement disclosure above and Note 9 accompanying the consolidated financial statements for further information.
2019 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gains and losses on sales of assets, oil and gas royalty revenues, Board of Directors equity compensation and a true-up surcharge to collect the difference between rates from February through August 2020. In January 2022, the Denver District Court issued its decision that the CPUC’s approach to gains and losses on certain sales of assets was legally erroneous and confiscatory to PSCo and set aside and remanded the issue for further consideration. PSCo anticipates filing a Motion for Decision in Q2 2022.
GCA NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The CPUC has reopened the GCA NOPR matter and proposed a 2 step process aimed at 1) considering near term process changes to the GCA used by various utilities to be filed no later than July 1, 2022 and 2) a longer term process to evaluate potential performance incentive GCA structures to be filed no later than Nov. 1, 2022.
Other
Supply Chain
PSCo’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. PSCo continues to monitor the availability of materials and has sought to mitigate impacts by seeking alternative suppliers as necessary.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
The uncertainty of the investigation and the adverse impact on potential tariffs has resulted in the cancellation or delay of certain domestic solar projects.
PSCo has several solar PPAs scheduled to go into service in late 2022 and early 2023. Some developers have indicated difficulty delivering the projects at the contract price and at the scheduled in-service date. Negotiations on a potential solution are on-going. PSCo is developing contingency plans in the event that the PPAs are not completed in time to meet the capacity needs of the 2023 summer season.
Marshall Wildfire
In December 2021, a wildfire ignited in Boulder County, Colorado (the “Marshall Fire”), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. Boulder County authorities are currently investigating the fire and have not yet determined a cause. There were no downed power lines in the ignition area, and nothing the Company has seen to this point indicates that our equipment or operations caused the fire.
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
On March 31, 2022, a class action suit was filed in Boulder County pertaining to the Marshall Fire. In the remote event PSCo was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage and have a material adverse effect on our financial condition, results of operations or cash flows.
Comanche Unit 3 Outage
In January 2022, PSCo experienced an extended outage at the Comanche Unit 3 plant (750 MW, coal-fueled electric generating unit). PSCo will not seek recovery of any incremental replacement power costs, which are estimated to be approximately $25 million, assuming normal weather, current market pricing and remediation in June 2022. Incremental replacement power costs incurred as of March 31, 2022 were $9 million.
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
PSCo has natural gas, fuel and purchased energy mechanisms in each jurisdiction for recovering incurred costs. However, the utility subsidiaries have deferred February 2021 cost increases for future recovery and sought recovery of the cost increases over a period of up to 63 months to mitigate the impact to customer bills. Additionally, we did not request recovery of financing costs in order to further limit the impact to our customers.
Regulatory Overview — In May 2021, PSCo filed a request with the CPUC to recover $263 million in weather-related electric costs, $287 million in incremental natural gas costs and $4 million in incremental steam costs over 24 months with no financing charge.
In October, a partial settlement was reached with the Staff and the Colorado Energy Office, allowing full recovery of Winter Storm Uri deferred costs of $263 million (electric utility) and $287 million (natural gas utility) over a 24-month and 30-month period, respectively, with no carrying charges. A CPUC decision on the settlement is pending.
The statutory date for decision is July 15, 2022. In addition, the CPUC is considering prospective changes in fuel cost recovery.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the Affordable Clean Energy rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the Affordable Clean Energy rule. That decision would allow the EPA to proceed with alternate regulation of coal-fired power plants. However, the Court of Appeals decision has been appealed to the U.S Supreme Court, where the Court heard argument in February and is expected to rule by June on the nature and extent of the EPA’s greenhouse gas regulatory authority. If any new rules require additional investment, PSCo believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

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
As of March 31, 2022, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

ITEM 1A — RISK FACTORS
PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2021, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

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

Public Service Company of Colorado

4/28/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)