Form 10-Q
period 2022-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2022-07-28
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 28, 2022
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
PSIA	Pipeline System Integrity Adjustment

Other
ACE	Affordable Clean Energy
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CORE	CORE Electric Cooperative
CPCN	Certificate of Public Convenience and Necessity
CPP	Clean Power Plan
CSPV	Crystalline Silicon Photovoltaic
ETR	Effective Tax Rate
GAAP	United States generally accepted accounting principles
GCA	Gas cost adjustment
IPP	Independent power producing entity
MGP	Manufactured gas plant
NOPR	Notice of proposed rulemaking
O&M	Operating and maintenance
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
UCA	Colorado Office of the Utility Consumer Advocate

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes and costs of potential regulatory penalties; and regulatory changes and/or limitations related to the use of natural gas as an energy source.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Operating revenues
Electric	$884	$827	$1,712	$1,560
Natural gas	274	338	852	753
Other	11	9	28	22
Total operating revenues	1,169	1,174	2,592	2,335

Operating expenses
Electric fuel and purchased power	332	328	676	599
Cost of natural gas sold and transported	122	168	451	338
Cost of sales — other	4	3	9	6
O&M expenses	214	205	430	412
Demand side management expenses	31	32	65	64
Depreciation and amortization	215	185	408	368
Taxes (other than income taxes)	70	64	135	130
Total operating expenses	988	985	2,174	1,917

Operating income	181	189	418	418

Other income, net	—	1	—	3
Allowance for funds used during construction — equity	8	7	14	12

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $4 and $4, respectively	69	62	129	121
Allowance for funds used during construction — debt	(3)	(2)	(5)	(3)
Total interest charges and financing costs	66	60	124	118

Income before income taxes	123	137	308	315
Income tax (benefit) expense	(9)	3	—	14
Net income	$132	$134	$308	$301
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2022	2021	2022	2021
Net income	$132	$134	$308	$301
Other comprehensive income
Derivative instruments:
Reclassification of loss to net income, net of tax of $—, $—, $— and $— respectively	—	—	—	1

Total other comprehensive income	—	—	—	1
Total comprehensive income	$132	$134	$308	$302

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2022	2021
Operating activities
Net income	$308	$301
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	410	357
Deferred income taxes	(1)	9
Amortization of investment tax credits	(1)	(1)
Allowance for equity funds used during construction	(14)	(12)
Provision for bad debts	15	10
Net realized and unrealized hedging and derivative transactions	(11)	(31)
Changes in operating assets and liabilities:
Accounts receivable	(10)	5
Accrued unbilled revenues	66	53
Inventories	3	8
Other current assets	(10)	13
Accounts payable	75	(10)
Net regulatory assets and liabilities	(24)	(554)
Other current liabilities	(105)	(187)
Pension and other employee benefit obligations	(14)	(50)
Other, net	(46)	91
Net cash provided by operating activities	641	2

Investing activities
Utility capital/construction expenditures	(873)	(705)
Investments in utility money pool arrangement	(45)	(240)
Repayments from utility money pool arrangement	45	240
Net cash used in investing activities	(873)	(705)

Financing activities
Repayments of short-term borrowings, net	(147)	(136)
Borrowings under utility money pool arrangement	411	443
Repayments under utility money pool arrangement	(386)	(500)
Proceeds from issuance of long-term debt	686	738
Repayments of long-term debt	(300)	—
Capital contributions from parent	183	447
Dividends paid to parent	(233)	(221)
Net cash provided by financing activities	214	771

Net change in cash, cash equivalents and restricted cash	(18)	68
Cash, cash equivalents and restricted cash at beginning of period	25	28
Cash, cash equivalents and restricted cash at end of period	$7	$96

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(117)	$(116)
Cash paid for income taxes, net	(50)	(15)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$175	$126
Inventory transfers to property, plant and equipment	12	10
Operating lease right-of-use assets	15	1
Allowance for equity funds used during construction	14	12
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$7	$25
Accounts receivable, net	370	374
Accounts receivable from affiliates	26	13
Accrued unbilled revenues	284	350
Inventories	229	245
Regulatory assets	339	353
Derivative instruments	42	39
Prepayments and other	121	104
Total current assets	1,418	1,503

Property, plant and equipment, net	19,011	18,444

Other assets
Regulatory assets	1,375	1,293
Derivative instruments	26	27
Operating lease right-of-use assets	377	409
Other	268	246
Total other assets	2,046	1,975
Total assets	$22,475	$21,922

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250	$300
Borrowings under utility money pool arrangement	25	—
Short-term debt	—	147
Accounts payable	618	531
Accounts payable to affiliates	86	69
Regulatory liabilities	78	95
Taxes accrued	128	252
Accrued interest	60	58
Dividends payable to parent	132	104
Derivative instruments	39	30
Operating lease liabilities	79	84
Other	123	109
Total current liabilities	1,618	1,779

Deferred credits and other liabilities
Deferred income taxes	1,982	1,960
Regulatory liabilities	2,447	2,397
Asset retirement obligations	455	422
Derivative instruments	13	29
Customer advances	152	160
Pension and employee benefit obligations	4	23
Operating lease liabilities	322	351
Other	188	190
Total deferred credits and other liabilities	5,563	5,532

Commitments and contingencies
Capitalization
Long-term debt	6,606	6,167
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at June 30, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	6,623	6,426
Retained earnings	2,087	2,040
Accumulated other comprehensive loss	(22)	(22)
Total common stockholder's equity	8,688	8,444
Total liabilities and equity	$22,475	$21,922
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2022 and 2021
Balance at March 31, 2021	100	$—	$6,070	$1,898	$(23)	$7,945
Net income				134		134
Dividends declared to parent				(120)		(120)
Contribution of capital by parent			140			140
Balance at June 30, 2021	100	$—	$6,210	$1,912	$(23)	$8,099

Balance at March 31, 2022	100	$—	$6,506	$2,087	$(22)	$8,571
Net income				132		132
Dividends declared to parent				(132)		(132)
Contribution of capital by parent			117			117
Balance at June 30, 2022	100	$—	$6,623	$2,087	$(22)	$8,688

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2022 and 2021
Balance at Dec. 31, 2020	100	$—	$5,770	$1,846	$(24)	$7,592
Net income				301		301
Other comprehensive income					1	1
Dividends declared to parent				(235)		(235)
Contribution of capital by parent			440			440
Balance at June 30, 2021	100	$—	$6,210	$1,912	$(23)	$8,099

Balance at Dec. 31, 2021	100	$—	$6,426	$2,040	$(22)	$8,444
Net income				308		308
Other comprehensive income					—	—
Dividends declared to parent				(261)		(261)
Contribution of capital by parent			197			197
Balance at June 30, 2022	100	$—	$6,623	$2,087	$(22)	$8,688
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo and its subsidiaries as of June 30, 2022 and Dec. 31, 2021; the results of PSCo’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and six months ended June 30, 2022 and 2021; and PSCo’s cash flows for the six months ended June 30, 2022 and 2021.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2022, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2021 balance sheet information has been derived from the audited 2021 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2021.
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

2. Accounting Pronouncements
As of June 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on PSCO’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$416	$414
Less allowance for bad debts	(46)	(40)
Accounts receivable, net	$370	$374

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$75	$70
Fuel	74	71
Natural gas	80	104
Total inventories	$229	$245

(Millions of Dollars)	June 30, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$15,271	$16,543
Natural gas plant	5,655	5,471
Common and other property	1,301	1,224
Plant to be retired (a)	1,353	182
Construction work in progress	861	681
Total property, plant and equipment	24,441	24,101
Less accumulated depreciation	(5,430)	(5,657)
Property, plant and equipment, net	$19,011	$18,444
(a)Amounts as of Dec. 31, 2021 include Comanche Unit 1 and 2 and Craig Units 1 and 2. Following the June 2022 approval of PSCo’s revised resource plan settlement, amounts as of June 30, 2022 include the addition of Comanche Unit 3, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion. Amounts are reported net of accumulated depreciation.

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
Money pool borrowings for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$250	$250
Amount outstanding at period end	25	—
Average amount outstanding	39	12
Maximum amount outstanding	250	243
Weighted average interest rate, computed on a daily basis	0.55%	0.07%
Weighted average interest rate at period end	1.40	N/A
Commercial Paper — Commercial paper outstanding for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$700	$700
Amount outstanding at period end	—	147
Average amount outstanding	18	26
Maximum amount outstanding	136	322
Weighted average interest rate, computed on a daily basis	0.70%	0.19%
Weighted average interest rate at period end	N/A	0.22
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At June 30, 2022 and Dec. 31, 2021, there were $26 million and $8 million of letters of credit outstanding under the credit facility, respectively. Amounts approximate their fair value and are subject to fees.

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
At June 30, 2022, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$26	$674
(a)    Expires in June 2024.
(b)    Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2022 and Dec. 31, 2021.
Long-Term Borrowings
During the three months ended June 30, 2022, PSCo issued $300 million of 4.10% first mortgage bonds due June 1, 2032 and $400 million of 4.50% first mortgage bonds due June 1, 2052.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$292	$164	$4	$460
C&I	444	73	7	524
Other	13	—	—	13
Total retail	749	237	11	997
Wholesale	71	—	—	71
Transmission	21	—	—	21
Other	12	33	—	45
Total revenue from contracts with customers	853	270	11	1,134
Alternative revenue and other	31	4	—	35
Total revenues	$884	$274	$11	$1,169

	Three Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$272	$204	$3	$479
C&I	426	81	6	513
Other	13	—	—	13
Total retail	711	285	9	1,005
Wholesale	48	—	—	48
Transmission	19	—	—	19
Other	14	38	—	52
Total revenue from contracts with customers	792	323	9	1,124
Alternative revenue and other	35	15	—	50
Total revenues	$827	$338	$9	$1,174

	Six Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$594	$550	$7	$1,151
C&I	827	215	9	1,051
Other	25	—	—	25
Total retail	1,446	765	16	2,227
Wholesale	137	—	—	137
Transmission	40	—	—	40
Other	24	76	—	100
Total revenue from contracts with customers	1,647	841	16	2,504
Alternative revenue and other	65	11	12	88
Total revenues	$1,712	$852	$28	$2,592

	Six Months Ended June 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$518	$443	$6	$967
C&I	752	165	15	932
Other	25	—	—	25
Total retail	1,295	608	21	1,924
Wholesale	135	—	—	135
Transmission	37	—	—	37
Other	23	83	—	106
Total revenue from contracts with customers	1,490	691	21	2,202
Alternative revenue and other	70	62	1	133
Total revenues	$1,560	$753	$22	$2,335

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.6	3.6
Increases (decreases) in tax from:
Wind PTCs (a)	(19.6)	(15.1)
Plant regulatory differences (b)	(3.9)	(4.5)
Other tax credits, net operating loss & tax credit allowances	(1.2)	(0.8)
Other (net)	0.1	0.2
Effective income tax rate	—%	4.4%
(a)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.

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
Commodity derivatives — Methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations and are generally assigned a Level 2 classification. When contractual settlements relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges or quoted by brokers, the significance of the use of less observable inputs on a valuation is evaluated and may result in Level 3 classification.
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
At June 30, 2022, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2022, PSCo had no unsettled interest rate derivatives.
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
As of June 30, 2022, PSCo had no commodity contracts designated as cash flow hedges.
PSCo enters into commodity derivative instruments for trading purposes not directly related to commodity price risks associated with serving its electric and natural gas customers. Changes in the fair value of these commodity derivatives are recorded in electric operating revenues, net of amounts credited to customers under margin-sharing mechanisms.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	June 30, 2022	Dec. 31, 2021
Megawatt hours of electricity	12	15
Million British thermal units of natural gas	53	71
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
At June 30, 2022, five of PSCo’s ten most significant counterparties for these activities, comprising $51 million, or 43%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Three of the ten most significant counterparties, comprising $19 million, or 16%, of this credit exposure, was not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $28 million, or 24%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are independent system operators, municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.
Impact of Derivative Activity —
As of June 30, 2022 and 2021, changes in the fair value of interest rate derivatives resulted in no gains that were recognized in accumulated other comprehensive loss.
Changes in the fair value of natural gas commodity derivatives resulted in no net gains for the three months ended June 30, 2022 and $1 million of net gains for the six months ended June 30, 2022, which were recognized as regulatory assets and liabilities. Changes in the fair value of natural gas commodity derivatives resulted in $2 million net losses for the three and six months ended June 30, 2021. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended June 30, 2022
Other derivative instruments
Commodity trading	$—		$—		$3	(b)
Total	$—		$—		$3
Six Months Ended June 30, 2022
Other derivative instruments
Commodity trading	$—		$—		$3	(b)
Natural gas commodity	—		2	(c)	(11)	(c)(d)
Total	$—		$2		$(8)
Three Months Ended June 30, 2021
Other derivative instruments
Commodity trading	$—		$—		$10	(b)
Total	$—		$—		$10
Six Months Ended June 30, 2021
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$14	(b)
Natural gas commodity	—		6	(c)	(6)	(c)(d)
Total	$—		$6		$8
(a)    Recorded to interest charges.
(b)    Recorded to electric operating revenues. Portions of these gains and losses are subject to sharing with electric customers through margin-sharing mechanisms and deducted from gross revenue as appropriate.
(c)    Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)    Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the three and six months ended June 30, 2022 and 2021.

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
At June 30, 2022 and Dec. 31, 2021, there were no derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of June 30, 2022 and Dec. 31, 2021, there were approximately $7 million and $16 million, respectively, of derivative liabilities with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2022 and Dec. 31, 2021.
Recurring Fair Value Measurements — PSCo’s derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$25	$105	$(1)	$129	$(95)	$34	$12	$97	$—	$109	$(81)	$28
Natural gas commodity	—	8	—	8	—	8	—	11	—	11	—	11
Total current derivative assets	$25	$113	$(1)	$137	$(95)	$42	$12	$108	$—	$120	$(81)	$39
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$22	$72	$14	$108	$(82)	$26	$10	$28	$54	$92	$(65)	$27
Total noncurrent derivative assets	$22	$72	$14	$108	$(82)	$26	$10	$28	$54	$92	$(65)	$27

	June 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$11	$106	$10	$127	$(94)	$33	$6	$90	$16	$112	$(85)	$27
Natural gas commodity	—	6	—	6	—	6	—	3	—	3	—	3
Total current derivative liabilities	$11	$112	$10	$133	$(94)	$39	$6	$93	$16	$115	$(85)	$30
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$9	$68	$33	$110	$(97)	$13	$3	$—	$101	$104	$(75)	$29
Total noncurrent derivative assets	$9	$68	$33	$110	$(97)	$13	$3	$—	$101	$104	$(75)	$29
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement, and all derivative instruments and related collateral amounts were subject to master netting agreements at June 30, 2022 and Dec. 31, 2021. At both June 30, 2022 and Dec. 31, 2021, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2022 and Dec. 31, 2021, derivative assets and liabilities include rights to reclaim cash collateral of $15 million and $14 million, respectively. The counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Balance at April 1	$(70)	$(38)
Settlements	2	—
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	38	(23)
Balance at June 30	$(30)	$(61)

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Balance at Jan. 1	$(63)	$(44)
Settlements	4	(1)
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	29	(16)
Balance at June 30	$(30)	$(61)
(a)Level 3 net gains recognized in earnings are subject to offsetting net losses of derivative instruments categorized as levels 1 and 2 in the income statement.
PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and six months ended June 30, 2022 and 2021.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,856	$6,283	$6,467	$7,291
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$8	$8	$—	$—
Interest cost (a)	11	9	3	3
Expected return on plan assets (a)	(20)	(18)	(4)	(4)
Amortization of prior service credit (a)	—	—	—	(1)
Amortization of net loss (a)	5	8	1	1
Net periodic benefit cost (credit)	4	7	—	(1)
Effects of regulation	2	2	—	—
Net benefit cost (credit) recognized for financial reporting	$6	$9	$—	$(1)

	Six Months Ended June 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$15	$16	$—	$—
Interest cost (a)	21	19	6	6
Expected return on plan assets (a)	(39)	(36)	(8)	(8)
Amortization of prior service credit (a)	—	—	(1)	(2)
Amortization of net loss (a)	11	16	1	2
Net periodic benefit cost (credit)	8	15	(2)	(2)
Effects of regulation	5	2	1	1
Net benefit cost (credit) recognized for financial reporting	$13	$17	$(1)	$(1)
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

Comanche Unit 3 Litigation — In September 2021, CORE filed a lawsuit in Denver County District Court. CORE alleges PSCo breached ownership agreement terms by failing to operate Comanche Unit 3 in accordance with prudent utility practices. In January 2022, the Court granted PSCo’s motion and dismissed CORE’s claims for unjust enrichment, declaratory judgment and damages for replacement power costs. In February 2022, CORE disclosed that it is claiming in excess of $125 million in total damages.
In April 2022, CORE filed a supplement to include the January 2022 outage. It claims additional undisclosed damages arising from this event.
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
PSCo has recognized its best estimate of costs/liabilities from final resolution of these issues, however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
In August 2020, the EPA published its final rule to implement closure by April 2021 for CCR impoundments. This final rule required PSCo to expedite closure plans for one impoundment.
PSCo built an alternative collection and treatment system to remove a bottom ash pond from service. The total cost of the treatment system is approximately $25 million. PSCo removed the pond from service in June 2021 and did not meet the April 2021 deadline. PSCo has negotiated a compliance order with the EPA addressing the closure deadline, which includes a penalty of less than $1 million paid by PSCo.
The EPA recently clarified its interpretation/guidance regarding CCR units with ash in place and contact with groundwater. This guidance affects two of PSCo’s facilities. PSCo is exploring an agreement with a company that would excavate and process the ash for beneficial use at a cost to PSCo of approximately $30 - $40 million. An estimated liability has been recorded within that range. PSCo anticipates these costs will be fully recoverable through regulatory mechanisms.
In addition, increased concentrations of certain chemicals were detected in groundwater at or near four PSCo locations. PSCo is evaluating options for corrective action at two locations. The total cost is uncertain, but could be up to $35 million. PSCo is continuing to assess the financial and regulatory impacts.
Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$23	$26
Other operating leases (a)	4	3
Total operating lease expense (b)	$27	$29
Finance leases
Amortization of ROU assets	$1	$2
Interest expense on lease liability	4	4
Total finance lease expense	$5	$6
(a)Includes immaterial short-term lease expense for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$48	$51
Other operating leases (a)	10	7
Total operating lease expense (b)	$58	$58
Finance leases
Amortization of ROU assets	$2	$4
Interest expense on lease liability	8	8
Total finance lease expense	$10	$12
(a)Includes immaterial short-term lease expense for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of June 30, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$409	$47	$456	$449
Interest component of obligation	(50)	(5)	(55)	(326)
Present value of minimum obligation	$359	$42	401	123
Less current portion			(79)	(5)
Noncurrent operating and finance lease liabilities			$322	$118
Variable Interest Entities
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.

PSCo had approximately 1,518 MW of capacity under long-term PPAs at both June 30, 2022 and Dec. 31, 2021 with entities that have been determined to be variable interest entities. PSCo concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(21)	$(1)	$(22)	$(22)	$(1)	$(23)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	—	—	—
Net current period other comprehensive income	—	—	—	—	—	—
Accumulated other comprehensive loss at June 30	$(21)	$(1)	$(22)	$(22)	$(1)	$(23)

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(21)	$(1)	$(22)	$(23)	$(1)	$(24)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	1	—	1
Net current period other comprehensive income	—	—	—	1	—	1
Accumulated other comprehensive loss at June 30	$(21)	$(1)	$(22)	$(22)	$(1)	$(23)
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
PSCo’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues	$884	$827
Net income	116	107
Regulated Natural Gas
Total revenues	$274	$338
Net income	14	30
All Other
Total revenues (a)	$11	$9
Net income	2	(3)
Consolidated Total
Total revenues (a)	$1,169	$1,174
Net income	132	134
(a)    Total revenues include $1 million of other affiliate revenue for the three months ended June 30, 2022 and 2021.

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues	$1,712	$1,560
Net income	212	188
Regulated Natural Gas
Total revenues	$852	$753
Net income	95	114
All Other
Total revenues (a)	$28	$22
Net income	1	(1)
Consolidated Total
Total revenues (a)	$2,592	$2,335
Net income	308	301
(a)    Total revenues include $2 million of other affiliate revenue for the six months ended June 30, 2022 and 2021.

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
We use this non-GAAP financial measure to evaluate and provide details of PSCo’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of PSCo. For the three and six months ended June 30, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
PSCo’s net income was $308 million for the six months ended June 30, 2022, compared to $301 million for the prior year. The increase reflects regulatory rate outcomes, partially offset by a Winter Storm Uri cost disallowance and unrecovered incremental purchased power costs due to the Comanche Unit 3 outage.
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
Electric revenues, fuel and purchased power and electric margin and explanation of the changes are listed as follows:

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Electric revenues	$1,712	$1,560
Electric fuel and purchased power	(676)	(599)
Electric margin	$1,036	$961

(Millions of Dollars)	Six Months Ended June 30, 2022 vs. 2021
Regulatory rate outcome	$56
Sales and demand (a)	24
Non-fuel riders	13
Comanche Unit 3 replacement power reserve (b)	(18)
Proprietary commodity trading, net of sharing (c)	(12)
Other, net	12
Total increase	$75
(a)Sales excludes weather impact, net of decoupling.
(b)See Other section for further information.
(c)Includes $11 million of trading margin recognized in the first quarter of 2021, driven by market changes associated with Winter Storm Uri.
Natural Gas Margin
Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for the cost of natural gas sold are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Natural gas revenues, cost of natural gas sold and transported and natural gas margin and explanation of the changes are listed as follows:

	Six Months Ended June 30
(Millions of Dollars)	2022	2021
Natural gas revenues	$852	$753
Cost of natural gas sold and transported	(451)	(338)
Natural gas margin	$401	$415

(Millions of Dollars)	Six Months Ended June 30, 2022 vs. 2021
Regulatory rate outcomes (a)	$(10)
Estimated impact of weather	(1)
Other, net	(3)
Total decrease	$(14)
(a)Impact is due to a favorable regulatory rate outcome recognized in the second quarter of 2021.

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M costs increased $18 million year-to-date. The increase is due to additional investments in technology and customer programs, higher regulatory fees, additional bad debt expenses related to higher revenue, offset by a reduction in employee benefit costs.
Depreciation and Amortization — Depreciation and amortization expense increased $40 million year-to-date. The increase was primarily due to normal system expansion and new electric and natural gas depreciation rates.
Income Taxes — Income tax expense decreased $14 million for the first six months of 2022. The decrease was primarily driven by an increase in wind PTCs due to greater production. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income.
In April 2022, the Internal Revenue Service published inflation factors used to determine the PTC rate. As a result, the 2022 PTC rate on the sale of electricity produced from wind is 2.6 cents per kilowatt hour, compared to 2.5 cents for 2021.
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
On June 15, 2022, eight parties filed testimony, with the CPUC Staff and the UCA filing comprehensive testimony. The Staff and UCA both recommended a historic test year with average rate base and no step increase for 2023 and 2024.
Proposed modifications to PSCo's request:

2022 Rate Request (Millions of Dollars)	Staff	UCA
Filed base revenue request	$215	$215
Less: previously authorized costs (existing riders)	108	108
Filed net increase to revenue	107	107

Recommended adjustments:
Test year adjustments	(33)	(41)
ROE	(42)	(42)
Weather normalization adjustment	—	(7)
Depreciation expense change	14	—
Other, net	(15)	(5)
Total recommended adjustments	(76)	(95)

Total proposed revenue change	$31	$12
Positions on PSCo's filed gas rate request:

Recommended Position	Staff	UCA
ROE	9.00%	9.00%
Equity	55.00%	51.50%
Test year	Historic	Historic
In July 2022, PSCo filed rebuttal testimony and updated its revenue request from $215 million to $202 million.
Next steps in the procedural schedule are expected to be as follows:
•Settlement deadline: Aug. 3, 2022.
•Evidentiary hearings: Aug. 17-23, 2022.
•Statement of position: Sept. 21, 2022.
Colorado Electric Rate Request — In July 2021, PSCo filed a request with the CPUC. In March 2022, the CPUC approved an unopposed settlement that included a net electric rate increase of $177 million, a ROE of 9.3% and an equity ratio of 55.69%. Rates became effective April 1, 2022.
Power Pathway Settlement — In June 2022, the CPUC issued a final written order issuing the CPCN for the Pathway Project. Key decisions include:
•The CPUC approved PSCo’s cost estimate of $1.7 billion and recovery through the transmission rider.
•The CPUC modified the PIMs proposed in the settlement agreement, which focused on cost controls, to add a separate mechanism to further incentivize timely delivery of the Pathway Project segments. The CPUC also increased the magnitude of the PIMs.
•The CPUC granted conditional approval for the 345 kilovolt May Valley-Longhorn line extension, pending the level of renewables being added in that region through PSCo’s resource plan. The initial cost estimate for the extension is approximately $250 million.
In July 2022, the CPUC modified the PIMs related to cost controls and project timing.
Resource Plan Settlement — In June 2022, the CPUC verbally approved a revised settlement, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. The CPUC deferred a decision on the method of cost recovery for the retiring coal units to a separate docket, which will consider accelerated depreciation, creation of regulatory assets and securitization. PSCo expects to file a recovery method docket in the fall.

Key settlement terms include:
•Early retirement of Hayden: Unit 2 in 2027 (was 2036); and Unit 1 in 2028 (was 2030).
•Conversion of the Pawnee coal plant to natural gas by no later than Jan. 1, 2026.
•Early retirement of Comanche Unit 3 by Jan. 1, 2031 (was 2070) with reduced operations beginning in 2025.
•Addition of ~2,400 MW of wind.
•Addition of ~1,600 MW of universal-scale solar.
•Addition of 400 MW of storage.
•Addition of 1,300 MW of flexible, dispatchable generation.
•Addition of ~1,200 MW of distributed solar resources through our renewable energy programs.
Partial Settlement — In October 2021, PSCo filed a comprehensive settlement with the CPUC Staff and the Colorado Energy Office, which proposed to address four outstanding regulatory items, including recovery of fuel costs related to Winter Storm Uri, disputed revenue associated with the 2020 electric decoupling pilot program year, replacement power costs associated with an extended outage at Comanche Unit 3 during 2020 and deferred customer bad debt balances associated with COVID-19. In July 2022, the CPUC approved the settlement, with an $8 million disallowance relating to the Winter Storm Uri fuel costs.
Key settlement terms include:
•PSCo will recover Winter Storm Uri deferred net natural gas, fuel and purchased energy costs (prior to the $8 million disallowance) of $263 million (electric utility) and $287 million (natural gas utility) over a 24-month and 30-month period, respectively, with no carrying charges through a rider mechanism.
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
As of June 30, 2022, PSCo has recognized a refund for Residential customers and a surcharge for small C&I customers based on 2020, 2021 and the first and second quarters of 2022 results.
In April 2022, PSCo made its annual filing. In May 2022, the UCA filed a protest raising issues relating to the Winter Storm Uri settlement and the soft cap components of the decoupling program. On May 25, 2022 the CPUC found merit in UCA’s protest, suspended PSCo’s advice letter and referred the matter to the ALJ.
2019 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gains and losses on sales of assets, and other items. In January 2022, the court issued its decision that the CPUC’s approach to gains and losses on certain sales of assets was legally erroneous and confiscatory to PSCo and set aside and remanded the issue for further consideration. The CPUC is expected to deliberate in the third quarter of 2022.
GCA NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The CPUC has reopened the GCA NOPR matter and proposed a 2 step process aimed at 1) considering near term process changes to the GCA used by various utilities and 2) a longer term process to evaluate potential performance incentive GCA structures to be filed by Nov. 1, 2022. In step 1, consensus proposed rule amendments to update the process and filing requirements for GCA and related filings have been submitted to the CPUC for consideration.
Natural Gas Planning NOPR — In October 2021, the CPUC issued a NOPR to implement recent state legislation requiring natural gas utilities to develop clean heat plans as a means to meet state greenhouse gas emission reduction targets, as well as updated demand-side management criteria. Additionally, the proposed rules included new comprehensive natural gas infrastructure planning requirements and related CPCN application procedures, changes in natural gas line extension policy, and details on emission accounting related to clean heat plans.
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
Advanced Metering Infrastructure Implementation
Supply chain issues associated with semi-conductors have delayed the availability of advanced metering infrastructure electric meters. Impacts are currently being evaluated and the 2022 and 2023 deployment schedule could be impacted.
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
PSCo has several solar PPAs expected to commence with solar generating assets scheduled to go into service in late 2022 and early 2023. Some developers have indicated difficulty delivering the projects at the contract price and at the scheduled in-service date. Negotiations on a potential solution are on-going. PSCo is developing contingency plans in the event that the solar generating assets are not completed in time to meet the capacity needs of the 2023 summer season.

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
In March 2022, a class action suit was filed in Boulder County pertaining to the Marshall Fire. In the remote event PSCo was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage and have a material adverse effect on our financial condition, results of operations or cash flows. In June 2022, Plaintiffs served the class action lawsuit. In July 2022, PSCo filed a Motion to Dismiss.
Comanche Unit 3 Outage
In late January 2022, PSCo experienced an outage at the Comanche Unit 3 coal plant. The plant returned to service in June 2022. PSCo will not seek recovery of the approximately $18 million of incremental replacement power costs, subject to true-up, incurred during the outage.
Colorado Ballot Initiative
In April 2022, a proposed ballot initiative was filed in the state of Colorado, which if approved, would require at least 5% of all gas and electric rates to be paid from profits as determined by the CPUC. At the end of April 2022, the initiative was approved by the Colorado Title Board for petition. If the petitioners receive 125,000 voter signatures by August 8, 2022, this initiative will be added to the ballot for the Colorado general election in November.
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
In October, a partial settlement was reached with the Staff and the Colorado Energy Office, allowing full recovery of the Winter Storm Uri costs over a 24-month (electric) and 30-month period (natural gas), with no carrying charges. In May 2022, an ALJ recommended full recovery of all costs with no cost disallowances. In July 2022, the CPUC approved the partial settlement, but included an $8 million disallowance.

Environmental
Affordable Clean Energy
In July 2019, the EPA adopted the ACE rule, which requires states to develop plans by 2022 for greenhouse gas reductions from coal-fired power plants. In January 2021, the U.S. Court of Appeals for the D.C. Circuit issued a decision vacating and remanding the ACE rule. That decision essentially held that EPA’s previous economy-wide regulatory approach taken in the 2015 CPP was consistent with the Clean Air Act. If upheld, that decision would have allowed the EPA to proceed with alternate regulation of coal-fired power plants consistent with the CPP approach. However, the Court of Appeals decision was appealed to the U.S Supreme Court. In a June 30, 2022, ruling, the Supreme Court held that a CPP economy-wide approach is not consistent with the Clean Air Act. Thus, if EPA is to proceed with new rules, they must be consistent with this ruling and be more similar to the ACE rule “inside the fenceline” approach. If any new rules require additional investment, PSCo believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.

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
As of June 30, 2022, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture dated as of May 1, 2022, between PSCo and U.S. Bank Trust Company, National Association, as successor Trustee, creating $300 million principal amount of 4.10% First Mortgage Bonds, Series No. 38 due 2032 and $400 million principal amount of 4.50% First Mortgage Bonds, Series No. 39 due 2052	PSCo Form 8-K dated May 17, 2022	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

7/28/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)