Form 10-Q
period 2022-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2022-10-27
CIK 81018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 27, 2022
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
SEC	Securities and Exchange Commission

Other
ACE	Affordable Clean Energy
AMT	Alternative minimum tax
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CORE	CORE Electric Cooperative
CPCN	Certificate of Public Convenience and Necessity
CSPV	Crystalline Silicon Photovoltaic
ETR	Effective Tax Rate
GAAP	United States generally accepted accounting principles
GCA	Gas cost adjustment
IPP	Independent power producing entity
IRA	Inflation Reduction Act
ITC	Investment tax credit
MGP	Manufactured gas plant
NOPR	Notice of proposed rulemaking
O&M	Operating and maintenance
PFAS	Per- and PolyFluoroAlkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
UCA	Colorado Office of the Utility Consumer Advocate
WACC	Weighted average cost of capital

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2021 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: uncertainty around the impacts and duration of the COVID-19 pandemic, including potential workforce impacts resulting from vaccination requirements, quarantine policies or government restrictions, and sales volatility; operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes and costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters, including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2022	2021	2022	2021
Operating revenues
Electric	$1,137	$1,048	$2,849	$2,608
Natural gas	235	177	1,087	930
Other	11	12	39	34
Total operating revenues	1,383	1,237	3,975	3,572

Operating expenses
Electric fuel and purchased power	399	403	1,075	1,002
Cost of natural gas sold and transported	98	43	549	381
Cost of sales — other	4	5	13	11
O&M expenses	220	210	650	622
Demand side management expenses	32	34	97	98
Depreciation and amortization	219	189	627	557
Taxes (other than income taxes)	70	62	205	192
Total operating expenses	1,042	946	3,216	2,863

Operating income	341	291	759	709

Other (expense) income, net	(4)	—	(4)	3
Allowance for funds used during construction — equity	8	7	22	19

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $6 and $6, respectively	70	62	199	183
Allowance for funds used during construction — debt	(3)	(3)	(8)	(6)
Total interest charges and financing costs	67	59	191	177

Income before income taxes	278	239	586	554
Income tax expense	31	24	31	38
Net income	$247	$215	$555	$516
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2022	2021	2022	2021
Net income	$247	$215	$555	$516
Other comprehensive income
Derivative instruments:
Reclassification of loss to net income, net of tax of $—, $—, $— and $— respectively	1	—	1	1

Total other comprehensive income	1	—	1	1
Total comprehensive income	$248	$215	$556	$517

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2022	2021
Operating activities
Net income	$555	$516
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	631	560
Deferred income taxes	16	38
Allowance for equity funds used during construction	(22)	(19)
Provision for bad debts	22	28
Net realized and unrealized hedging and derivative transactions	(12)	(60)
Changes in operating assets and liabilities:
Accounts receivable	(77)	(38)
Accrued unbilled revenues	38	49
Inventories	(130)	(58)
Other current assets	(10)	2
Accounts payable	97	25
Net regulatory assets and liabilities	(43)	(544)
Other current liabilities	(58)	(49)
Pension and other employee benefit obligations	(14)	(53)
Other, net	(62)	18
Net cash provided by operating activities	931	415

Investing activities
Utility capital/construction expenditures	(1,384)	(1,098)
Investments in utility money pool arrangement	(45)	(273)
Repayments from utility money pool arrangement	45	243
Net cash used in investing activities	(1,384)	(1,128)

Financing activities
Repayments of short-term borrowings, net	(147)	(136)
Borrowings under utility money pool arrangement	1,042	514
Repayments under utility money pool arrangement	(877)	(571)
Proceeds from issuance of long-term debt	686	738
Repayments of long-term debt	(300)	—
Capital contributions from parent	399	567
Dividends paid to parent	(365)	(340)
Net cash provided by financing activities	438	772

Net change in cash, cash equivalents and restricted cash	(15)	59
Cash, cash equivalents and restricted cash at beginning of period	25	28
Cash, cash equivalents and restricted cash at end of period	$10	$87

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(195)	$(195)
Cash paid for income taxes, net	(70)	(14)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$144	$170
Inventory transfers to property, plant and equipment	15	11
Operating lease right-of-use assets	16	4
Allowance for equity funds used during construction	22	19
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2022	Dec. 31, 2021
Assets
Current assets
Cash and cash equivalents	$10	$25
Accounts receivable, net	430	374
Accounts receivable from affiliates	—	13
Accrued unbilled revenues	312	350
Inventories	359	245
Regulatory assets	504	353
Derivative instruments	48	39
Prepayments and other	124	104
Total current assets	1,787	1,503

Property, plant and equipment, net	19,309	18,444

Other assets
Regulatory assets	1,257	1,293
Derivative instruments	12	27
Operating lease right-of-use assets	358	409
Other	270	246
Total other assets	1,897	1,975
Total assets	$22,993	$21,922

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250	$300
Borrowings under utility money pool arrangement	165	—
Short-term debt	—	147
Accounts payable	611	531
Accounts payable to affiliates	87	69
Regulatory liabilities	68	95
Taxes accrued	186	252
Accrued interest	48	58
Dividends payable to parent	127	104
Derivative instruments	37	30
Operating lease liabilities	79	84
Other	119	109
Total current liabilities	1,777	1,779

Deferred credits and other liabilities
Deferred income taxes	2,010	1,960
Regulatory liabilities	2,484	2,397
Asset retirement obligations	448	422
Derivative instruments	7	29
Customer advances	150	160
Pension and employee benefit obligations	4	23
Operating lease liabilities	302	351
Other	204	190
Total deferred credits and other liabilities	5,609	5,532

Commitments and contingencies
Capitalization
Long-term debt	6,608	6,167
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Sept. 30, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	6,813	6,426
Retained earnings	2,207	2,040
Accumulated other comprehensive loss	(21)	(22)
Total common stockholder's equity	8,999	8,444
Total liabilities and equity	$22,993	$21,922
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2022 and 2021
Balance at June 30, 2021	100	$—	$6,210	$1,912	$(23)	$8,099
Net income				215		215
Dividends declared to parent				(127)		(127)
Contribution of capital by parent			123			123
Balance at Sept. 30, 2021	100	$—	$6,333	$2,000	$(23)	$8,310

Balance at June 30, 2022	100	$—	$6,623	$2,087	$(22)	$8,688
Net income				247		247
Other comprehensive income					1	1
Dividends declared to parent				(127)		(127)
Contribution of capital by parent			190			190
Balance at Sept. 30, 2022	100	$—	$6,813	$2,207	$(21)	$8,999

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2022 and 2021
Balance at Dec. 31, 2020	100	$—	$5,770	$1,846	$(24)	$7,592
Net income				516		516
Other comprehensive income					1	1
Dividends declared to parent				(362)		(362)
Contribution of capital by parent			563			563
Balance at Sept. 30, 2021	100	$—	$6,333	$2,000	$(23)	$8,310

Balance at Dec. 31, 2021	100	$—	$6,426	$2,040	$(22)	$8,444
Net income				555		555
Other comprehensive income					1	1
Dividends declared to parent				(388)		(388)
Contribution of capital by parent			387			387
Balance at Sept. 30, 2022	100	$—	$6,813	$2,207	$(21)	$8,999
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo and its subsidiaries as of Sept. 30, 2022 and Dec. 31, 2021; the results of PSCo’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2022 and 2021; and PSCo’s cash flows for the nine months ended Sept. 30, 2022 and 2021.
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

2. Accounting Pronouncements
As of Sept. 30, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on PSCO’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Accounts receivable, net
Accounts receivable	$478	$414
Less allowance for bad debts	(48)	(40)
Accounts receivable, net	$430	$374

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$77	$70
Fuel	85	71
Natural gas	197	104
Total inventories	$359	$245

(Millions of Dollars)	Sept. 30, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$15,468	$16,543
Natural gas plant	5,760	5,471
Common and other property	1,341	1,224
Plant to be retired (a)	1,326	182
Construction work in progress	956	681
Total property, plant and equipment	24,851	24,101
Less accumulated depreciation	(5,542)	(5,657)
Property, plant and equipment, net	$19,309	$18,444
(a)Amounts as of Dec. 31, 2021 include Comanche Unit 1 and 2 and Craig Units 1 and 2. Following the June 2022 approval of PSCo’s revised resource plan settlement, amounts as of Sept. 30, 2022 include the addition of Comanche Unit 3, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion. Amounts are reported net of accumulated depreciation.

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
Money pool borrowings for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$250	$250
Amount outstanding at period end	165	—
Average amount outstanding	49	12
Maximum amount outstanding	197	243
Weighted average interest rate, computed on a daily basis	2.06%	0.07%
Weighted average interest rate at period end	2.33	N/A
Commercial Paper — Commercial paper outstanding for PSCo:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2022	Year Ended Dec. 31, 2021
Borrowing limit	$700	$700
Amount outstanding at period end	—	147
Average amount outstanding	14	26
Maximum amount outstanding	170	322
Weighted average interest rate, computed on a daily basis	2.07%	0.19%
Weighted average interest rate at period end	N/A	0.22
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At Sept. 30, 2022 and Dec. 31, 2021, there were $26 million and $8 million of letters of credit outstanding under the credit facility, respectively. Amounts approximate their fair value and are subject to fees.

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
In September 2022, PSCo entered into an amended five-year credit agreement with a syndicate of banks, with substantially the same terms and conditions as the prior credit agreements. The maturity was extended from June 2024 to September 2027.
PSCo has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At Sept. 30, 2022, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$26	$674
(a)    Expires in September 2027.
(b)    Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Sept. 30, 2022 and Dec. 31, 2021.
Long-Term Borrowings
During the nine months ended Sept. 30, 2022, PSCo issued $300 million of 4.10% first mortgage bonds due June 1, 2032 and $400 million of 4.50% first mortgage bonds due June 1, 2052.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$431	$136	$4	$571
C&I	556	64	7	627
Other	13	—	—	13
Total retail	1,000	200	11	1,211
Wholesale	63	—	—	63
Transmission	25	—	—	25
Other	15	30	—	45
Total revenue from contracts with customers	1,103	230	11	1,344
Alternative revenue and other	34	5	—	39
Total revenues	$1,137	$235	$11	$1,383

	Three Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$386	$97	$3	$486
C&I	510	38	7	555
Other	12	—	—	12
Total retail	908	135	10	1,053
Wholesale	60	—	—	60
Transmission	23	—	—	23
Other	15	38	—	53
Total revenue from contracts with customers	1,006	173	10	1,189
Alternative revenue and other	42	4	2	48
Total revenues	$1,048	$177	$12	$1,237

	Nine Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,025	$686	$11	$1,722
C&I	1,383	279	16	1,678
Other	38	—	—	38
Total retail	2,446	965	27	3,438
Wholesale	200	—	—	200
Transmission	65	—	—	65
Other	39	106	—	145
Total revenue from contracts with customers	2,750	1,071	27	3,848
Alternative revenue and other	99	16	12	127
Total revenues	$2,849	$1,087	$39	$3,975

	Nine Months Ended Sept. 30, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$904	$540	$9	$1,453
C&I	1,262	203	22	1,487
Other	37	—	—	37
Total retail	2,203	743	31	2,977
Wholesale	195	—	—	195
Transmission	59	—	—	59
Other	37	122	—	159
Total revenue from contracts with customers	2,494	865	31	3,390
Alternative revenue and other	114	65	3	182
Total revenues	$2,608	$930	$34	$3,572

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2022	2021
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.6	3.6
Increases (decreases):
Wind PTCs (a)	(14.2)	(12.9)
Plant regulatory differences (b)	(4.4)	(4.1)
Other tax credits, net operating loss & tax credit allowances	(1.1)	(0.7)
Other (net)	0.4	—
Effective income tax rate	5.3%	6.9%
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
At Sept. 30, 2022, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2022, PSCo had no unsettled interest rate derivatives.
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
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Sept. 30, 2022	Dec. 31, 2021
Megawatt hours of electricity	10	15
Million British thermal units of natural gas	52	71
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
At Sept. 30, 2022, four of PSCo’s ten most significant counterparties for these activities, comprising $53 million, or 45%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Four of the ten most significant counterparties, comprising $26 million, or 22%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $16 million, or 13%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Six of these significant counterparties are independent system operators, municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.
Impact of Derivative Activity —
Changes in the fair value of natural gas commodity derivatives resulted in net losses of $4 million and $2 million for the three and nine months ended Sept. 30, 2022, respectively, which were recognized as regulatory assets and liabilities. Changes in the fair value of natural gas commodity derivatives resulted in net gains of $37 million and $36 million for the three and nine months ended Sept. 30, 2021, respectively. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Three Months Ended Sept. 30, 2022
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$2	(b)
Total	$—		$—		$2
Nine Months Ended Sept. 30, 2022
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3	(b)
Natural gas commodity	—		2	(c)	(11)	(c)(d)
Total	$—		$2		$(8)
Three Months Ended Sept. 30, 2021
Other derivative instruments
Commodity trading	$—		$—		$11	(b)
Total	$—		$—		$11
Nine Months Ended Sept. 30, 2021
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$25	(b)
Natural gas commodity	—		6	(c)	(6)	(c)(d)
Total	$—		$6		$19
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
At Sept. 30, 2022 and Dec. 31, 2021, there were no derivative liabilities with such underlying contract provisions. Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under the other financing arrangements related to payment terms or other covenants. As of Sept. 30, 2022 and Dec. 31, 2021, there were approximately $2 million and $16 million, respectively, of derivative liabilities with such underlying contract provisions.

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
Recurring Fair Value Measurements — PSCo’s derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$28	$116	$—	$144	$(114)	$30	$12	$97	$—	$109	$(81)	$28
Natural gas commodity	—	18	—	18	—	18	—	11	—	11	—	11
Total current derivative assets	$28	$134	$—	$162	$(114)	$48	$12	$108	$—	$120	$(81)	$39
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$20	$22	$16	$58	$(46)	$12	$10	$28	$54	$92	$(65)	$27
Total noncurrent derivative assets	$20	$22	$16	$58	$(46)	$12	$10	$28	$54	$92	$(65)	$27

	Sept. 30, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$12	$123	$14	$149	$(120)	$29	$6	$90	$16	$112	$(85)	$27
Natural gas commodity	—	8	—	8	—	8	—	3	—	3	—	3
Total current derivative liabilities	$12	$131	$14	$157	$(120)	$37	$6	$93	$16	$115	$(85)	$30
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$9	$25	$26	$60	$(53)	$7	$3	$—	$101	$104	$(75)	$29
Total noncurrent derivative assets	$9	$25	$26	$60	$(53)	$7	$3	$—	$101	$104	$(75)	$29
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At both Sept. 30, 2022 and Dec. 31, 2021, derivative assets and liabilities include no obligations to return cash collateral. At Sept. 30, 2022 and Dec. 31, 2021, derivative assets and liabilities include rights to reclaim cash collateral of $13 million and $14 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Balance at July 1	$(30)	$(61)
Settlements	5	4
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	1	(11)
Balance at Sept. 30	$(24)	$(68)

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Balance at Jan. 1	$(63)	$(44)
Settlements	9	3
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	30	(27)
Balance at Sept. 30	$(24)	$(68)
(a)Level 3 net gains recognized in earnings are subject to offsetting net losses of derivative instruments categorized as levels 1 and 2 in the income statement.
PSCo recognizes transfers between levels as of the beginning of each period. There were no transfers of amounts between levels for derivative instruments for the three and nine months ended Sept. 30, 2022 and 2021.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2022		Dec. 31, 2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,858	$5,785	$6,467	$7,291
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2022 and Dec. 31, 2021 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$7	$8	$1	$—
Interest cost (a)	10	9	2	2
Expected return on plan assets (a)	(19)	(18)	(4)	(4)
Amortization of prior service credit (a)	—	—	(1)	(1)
Amortization of net loss (a)	6	9	—	1
Settlement charge (b)	2	—	—	—
Net periodic benefit cost (credit)	6	8	(2)	(2)
Effects of regulation	(2)	(2)	1	1
Net benefit cost (credit) recognized for financial reporting	$4	$6	$(1)	$(1)

	Nine Months Ended Sept. 30
	2022	2021	2022	2021
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$22	$24	$1	$—
Interest cost (a)	31	29	8	8
Expected return on plan assets (a)	(58)	(54)	(12)	(12)
Amortization of prior service credit (a)	—	—	(2)	(3)
Amortization of net loss (a)	17	24	1	3
Settlement charge (b)	2	—	—	—
Net periodic benefit cost (credit)	14	23	(4)	(4)
Effects of regulation	3	—	2	2
Net benefit cost (credit) recognized for financial reporting	$17	$23	$(2)	$(2)
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
(b)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In the third quarter of 2022 as a result of lump-sum distributions during the 2022 plan year, PSCO recorded a pension settlement charge of $2 million, the majority of which was not recognized due to the effects of regulation.
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
In April 2022, CORE filed a supplement to include the January 2022 outage. It claims additional undisclosed damages arising from this event. PSCo continues to believe CORE’s claims are without merit.
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
Environmental Requirements — Water and Waste
Coal Ash Regulation — PSCo’s operations are subject to federal and state regulations that impose requirements for handling, storage, treatment and disposal of solid waste. Under the CCR Rule, utilities are required to complete groundwater sampling around their applicable landfills and surface impoundments as well as perform corrective actions where offsite groundwater has been impacted.
As of Sept. 30, 2022, PSCo has five regulated ash units in operation with two sites being evaluated for corrective actions.
PSCo is currently exploring an agreement with a third party that would excavate and process ash for beneficial use (at two sites) at a cost of approximately $43 million. An estimated liability has been recorded for this amount. PSCo anticipates these costs will be fully recoverable through regulatory mechanisms.
Investigation and feasibility studies for additional corrective action related to offsite groundwater are ongoing (at two sites). While the results are uncertain, additional costs are estimated to be up to $35 million. An estimated liability has been recorded for the portion of these actions that are estimable, and are expected to be fully recoverable through regulatory mechanisms.

Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$22	$26
Other operating leases (a)	3	2
Total operating lease expense (b)	$25	$28
Finance leases
Amortization of ROU assets	$1	$2
Interest expense on lease liability	4	4
Total finance lease expense	$5	$6
(a)Includes immaterial short-term lease expense for 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Operating leases
PPA capacity payments	$70	$77
Other operating leases (a)	13	9
Total operating lease expense (b)	$83	$86
Finance leases
Amortization of ROU assets	$3	$6
Interest expense on lease liability	12	12
Total finance lease expense	$15	$18
(a)Includes short-term lease expense of $1 million for 2022 and 2021, respectively.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Sept. 30, 2022:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$388	$44	$432	$454
Interest component of obligation	(46)	(5)	(51)	(332)
Present value of minimum obligation	$342	$39	381	122
Less current portion			(79)	(5)
Noncurrent operating and finance lease liabilities			$302	$117
Variable Interest Entities
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
PSCo had approximately 1,442 MW and 1518 MW of capacity under long-term PPAs at Sept. 30, 2022 and Dec. 31, 2021 with entities that have been determined to be variable interest entities. PSCo concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the three and nine months ended Sept. 30, 2022 and 2021:

	Three Months Ended Sept. 30, 2022			Three Months Ended Sept. 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(21)	$(1)	$(22)	$(22)	$(1)	$(23)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	—	—	—
Net current period other comprehensive income	1	—	1	—	—	—
Accumulated other comprehensive loss at Sept. 30	$(20)	$(1)	$(21)	$(22)	$(1)	$(23)

	Nine Months Ended Sept. 30, 2022			Nine Months Ended Sept. 30, 2021
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(21)	$(1)	$(22)	$(23)	$(1)	$(24)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at Sept. 30	$(20)	$(1)	$(21)	$(22)	$(1)	$(23)
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
PSCo’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Regulated Electric
Total revenues	$1,137	$1,048
Net income	243	212
Regulated Natural Gas
Total revenues	$235	$177
Net income	4	8
All Other
Total revenues (a)	$11	$12
Net loss	—	(5)
Consolidated Total
Total revenues (a)	$1,383	$1,237
Net income	247	215
(a)    Total revenues include $2 million and $1 million of other affiliate revenue for the three months ended Sept. 30, 2022 and 2021.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Regulated Electric
Operating revenues — external	$2,849	$2,608
Intersegment revenue	—	1
Total revenues	2,849	2,609
Net income	455	400
Regulated Natural Gas
Total revenues	$1,087	$930
Net income	99	121
All Other
Total revenues (a)	$39	$34
Net income (loss)	1	(5)
Consolidated Total
Total revenues (a)	$3,975	$3,573
Reconciling eliminations	—	(1)
Total operating revenues	$3,975	$3,572
Net income	555	516
(a)    Total revenues include $4 million and $3 million of other affiliate revenue for the nine months ended Sept. 30, 2022 and 2021.

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
We use this non-GAAP financial measure to evaluate and provide details of PSCo’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of PSCo. For the three and nine months ended Sept. 30, 2022 and 2021, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
PSCo’s net income was $555 million for the nine months ended Sept. 30, 2022, compared to $516 million for the prior year. The increase reflects regulatory rate outcomes, partially offset by increased depreciation and O&M expenses.
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
Electric revenues, fuel and purchased power and electric margin and explanation of the changes are listed as follows:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Electric revenues	$2,849	$2,608
Electric fuel and purchased power	(1,075)	(1,002)
Electric margin	$1,774	$1,606

(Millions of Dollars)	Nine Months Ended Sept. 30, 2022 vs. 2021
Regulatory rate outcomes	$110
Sales and demand (a)	39
Non-fuel riders	18
Proprietary commodity trading, net of sharing (b)	(13)
Other, net	14
Total increase	$168
(a)Sales excludes weather impact, net of decoupling.
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
Natural gas revenues, cost of natural gas sold and transported and natural gas margin and explanation of the changes are listed as follows:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2022	2021
Natural gas revenues	$1,087	$930
Cost of natural gas sold and transported	(549)	(381)
Natural gas margin	$538	$549

(Millions of Dollars)	Nine Months Ended Sept. 30, 2022 vs. 2021
Infrastructure and integrity riders	$2
Regulatory rate outcomes (a)	(10)
Winter Storm Uri disallowance	(4)
Other, net	1
Total decrease	$(11)
(a)Impact is due to a favorable regulatory rate outcome recognized in the second quarter of 2021.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M costs increased $28 million year-to-date. The increase is due to additional investments in technology and customer programs, higher regulatory fees, increased costs for vegetation management and inflation, offset by a reduction in employee benefit costs.
Depreciation and Amortization — Depreciation and amortization expense increased $70 million year-to-date. The increase was primarily due to normal system expansion and new electric and natural gas depreciation rates.
Interest Charges — Interest charges increased $16 million year-to-date, largely due to higher interest rates and increased long-term debt levels to fund capital investments.
Income Taxes — Income tax expense decreased $7 million year-to-date. The decrease was primarily driven by an increase in wind PTCs due to greater production. Wind PTCs are credited to customers (recorded as a reduction to revenue) and do not have a material impact on net income. These were partially offset by higher pretax earnings.
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

Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2022, PSCo filed a request with the CPUC seeking a net increase to retail natural gas rates of $107 million. The total change to base rates is $215 million, which reflects the transfer of $108 million previously recovered from customers through the pipeline system integrity adjustment rider. The request is based on a 10.25% ROE, an equity ratio of 55.66% and a 2022 current test year with a projected rate base of $3.6 billion. PSCo has requested a proposed effective date of Nov. 1, 2022.
Additionally, PSCo’s request includes step revenue increases of $40 million (effective Nov. 1, 2023) and $41 million (effective Nov. 1, 2024) related to continued capital investment.
In October 2022, the CPUC issued a written decision approving a rate increase net of rider roll-ins of $64 million. The decision reflects a stated WACC of 6.7%, a historic test year with a year-end rate base and $16 million of incremental depreciation expense. PSCo has the option to determine its ROE within a range of 9.2% to 9.5% and its equity ratio within a range of 52% to 55%, as long as it results in a WACC of 6.7%. PSCo anticipates using a ROE of 9.2% and an equity ratio of 53.8%. The CPUC denied the 2023-2024 step increases.
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
Resource Plan Settlement — In August 2022, the CPUC issued a written approval of a revised settlement, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. The CPUC deferred a decision on the method of cost recovery for the retiring coal units to a separate docket, which will consider accelerated depreciation, creation of regulatory assets and securitization. PSCo expects to commence the request for proposal process for generation resources and file a recovery method docket in the fourth quarter of 2022.
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
As of Sept. 30, 2022, PSCo has recognized a refund for Residential customers and a surcharge for small C&I customers based on 2020, 2021 and the first, second and third quarters of 2022 results.
In April 2022, PSCo made its annual filing. In May 2022, the UCA filed a protest raising issues relating to the Winter Storm Uri settlement and the soft cap components of the decoupling program. On May 25, 2022 the CPUC found merit in UCA’s protest, suspended PSCo’s advice letter and referred the matter to the ALJ. A hearing is expected to take place in the fourth quarter of 2022 and an ALJ recommendation is expected in the first quarter of 2023.
2019 Electric Rate Case Appeal — In August 2020, PSCo filed an appeal with the Denver District Court seeking a review of CPUC decisions on gains and losses on sales of assets, and other items. In January 2022, the court issued its decision that the CPUC’s approach to gains and losses on certain sales of assets was legally erroneous and confiscatory to PSCo and set aside and remanded the issue for further consideration. In October 2022, the CPUC approved PSCo’s proposed methodology to allocate gains and losses.
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
Natural Gas Planning NOPR — In October 2021, the CPUC issued a NOPR to implement recent state legislation requiring natural gas utilities to develop clean heat plans as a means to meet state greenhouse gas emission reduction targets, as well as updated demand-side management criteria. Additionally, the proposed rules included new comprehensive natural gas infrastructure planning requirements and related CPCN application procedures, changes in natural gas line extension policy, and details on emission accounting related to clean heat plans. The CPUC staff will provide proposed rules in the fourth quarter of 2022.

Other
Supply Chain
PSCo’s ability to meet customer energy requirements, respond to storm-related disruptions and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to scarcity of certain raw materials and interruptions in production and shipping. For example, availability of certain types of transformers has been significantly impacted and in some cases may result in delays in new customer connections as we work to address the shortage. These disruptions have been further exacerbated by inflationary pressures, labor shortages and the impact of international conflicts/issues. PSCo continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Advanced Metering Infrastructure Implementation
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure electric meters, which has led to a reduced number of meters deployed in 2022. Impacts to the 2023 deployment schedule are currently being evaluated.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
Since that time, an interim stay on tariffs has been issued and many significant solar projects have resumed with modified costs and projected in-service dates, including certain PPAs in PSCo which are pending regulatory approval.
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
Comanche Unit 3 Outage
In late January 2022, PSCo experienced an outage at the Comanche Unit 3 coal plant. The plant returned to service in June 2022. PSCo will not seek recovery of the $10 million of incremental replacement power costs incurred during the outage, which reflects a true-up to final incurred costs in the third quarter of 2022.
Inflation Reduction Act — In August 2022, the IRA was signed into law.
Key provisions impacting PSCo include:
•Extends current PTC and ITC for renewable technologies (e.g., wind and solar).
•Restores full value of the PTC and ITC for qualifying facilities placed in-service after 2021.
•Creates a PTC for solar, clean hydrogen and nuclear.
•Establishes an ITC for energy storage, microgrids, interconnection facilities, etc.
•Allows companies to monetize or sell credits to unrelated parties.
PSCo anticipates the IRA will drive significant customer savings for both new and existing Company owned renewable projects, assuming appropriate regulatory mechanisms and development of a market for the sale of tax credits. The IRA is expected to allow PSCo to monetize tax credits more efficiently with the incremental benefits passed through to customers.
In addition, the IRA created a new corporate AMT. PSCo does not anticipate AMT having a material cash impact based on current estimates and our interpretation of AMT application.
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
In May 2022, an ALJ recommended full recovery of all costs with no cost disallowances. In July 2022, the CPUC approved a partial settlement providing full recovery of fuel costs with the exception of an $8 million disallowance.

Environmental
CERCLA
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. PSCo does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations. In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA, specifically perfluorooctanoic acid and perfluorooctanesulfonic acid. This proposed rule could result in new obligations for investigation and cleanup wherever PFAS are found to be present. The impact the proposed regulation may have on electric and gas utilities is currently uncertain.

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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
10.01*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among Public Service Company of Colorado, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated September 19, 2022	99.03
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

10/27/2022	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)