Form 10-K
period 2022-12-31
PUBLIC SERVICE CO OF COLORADO
filed 2023-02-23
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022 or

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 23, 2023, 100 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2023 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 11, 2023. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
ECA	Retail electric commodity adjustment
GCA	Gas cost adjustment
PSIA	Pipeline system integrity adjustment
RES	Renewable energy standard

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
AMT	Alternative minimum tax
ARO	Asset retirement obligation
ASC	Financial Accounting Standards Board Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CIG	Colorado Interstate Gas Company, LLC
CWIP	Construction work in progress
ETR	Effective tax rate
GAAP	Generally accepted accounting principles

GHG	Greenhouse gas
IPP	Independent power producing entity
IRA	Inflation Reduction Act
ISO	Independent System Operator
ITC	Investment tax credit
MGP	Manufactured gas plant
Moody’s	Moody’s Investor Services
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
NOPR	Notice of proposed rulemaking
O&M	Operating and maintenance
PFAS	Per- and PolyFluoroAlkyl Substances
Post-65	Post-Medicare
PPA	Purchased power agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
SPP	Southwest Power Pool, Inc.
TCA	Transmission cost adjustment
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VaR	Value at Risk
VIE	Variable interest entity
WACC	Weighted Average Cost of Capital

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022 (including risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Company Overview

Electric customers	1.6 million

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

Natural gas customers	1.5 million
Total assets	$23.6 billion
Rate Base (estimated)	$14.9 billion
ROE (net income / average stockholder's equity)	8.23%
Electric generating capacity	6,151 MW
Gas storage capacity	32.1 Bcf
Electric transmission lines (conductor miles)	25,000 miles
Electric distribution lines (conductor miles)	79,000 miles
Natural gas transmission lines	2,000 miles
Natural gas distribution lines	24,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. PSCo had electric sales volume of 33,526 (millions of KWh), 1.6 million customers and electric revenues of $3,795 million for 2022.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	29%	86%	35%
C&I	56	11	49
Other	15	3	16
Retail Sales/Revenue Statistics (a)

	2022		2021
KWH sales per retail customer	18,456		18,741
Revenue per retail customer	$2,074		$1,975
Residential revenue per KWh	13.62	¢	12.46	¢
C&I revenue per KWh	9.86	¢	9.37	¢
Total retail revenue per KWh	11.24	¢	10.54	¢
(a)See Note 6 to the consolidated financial statements for further information.

Owned and Purchased Energy Generation — 2022
Electric Energy Sources
Total electric energy generation by source for the year ended Dec. 31:
Carbon–Free
PSCo’s carbon–free energy portfolio includes wind, hydroelectric and solar power from both owned generating facilities and PPAs. Carbon–free percentages will vary year over year based on system additions, commodity costs, weather, system demand and transmission constraints.
See Item 2 — Properties for further information.
Wind
Owned — Owned and operated wind farms with corresponding capacity:

2022		2021
Wind Farms	Capacity (MW) (a)	Wind Farms	Capacity (MW) (b)
2	1,059	2	1,059
(a)Summer 2022 net dependable capacity.
(b)Summer 2021 net dependable capacity.
PPAs — Number of PPAs with capacity range:

2022		2021
PPAs	Range (MW)	PPAs	Range (MW)
17	23 — 301	17	23 — 301
Current wind capacity for owned wind farms and PPAs was 4,082 MW and 4,085 MW in 2022 and 2021, respectively.
In 2022, the average cost of wind energy was $11 per MWh for owned generation and $38 per MWh under existing PPAs. In 2021, the average cost of wind energy was $17 per MWh for owned generation and $35 per MWh under existing PPAs.
Solar
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	848
Utility-Scale	732
Total	1,580
The average cost of solar energy under existing PPAs was $69 per MWh and $67 per MWh in 2022 and 2021, respectively.
Solar Development — PSCo placed approximately 200 MW of PPAs into service during 2022 and expects to place approximately 800 MW (including storage) of  PPAs into service during 2023.
Other
PSCo’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel
PSCo’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
PSCo owns and operates coal units with approximately 1,700 MW of total 2022 net summer dependable capacity, which provided 27% of the PSCo energy mix in 2022.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2025	Comanche 2	335
2025	Craig 1	42	(a)
2025	Pawnee (b)	505
2027	Hayden 2	98	(a)
2028	Hayden 1	135	(a)
2028	Craig 2	40	(a)
2030	Comanche 3	500	(a)
(a)Based on PSCo’s ownership interest.
(b)Reflects conversion from coal to natural gas.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Coal
	Cost	Percent
2022	$1.48	55%
2021	1.43	62
Natural Gas
PSCo has seven natural gas plants with approximately 3,200 MW of total 2022 net summer dependable capacity, which provided 32% of the PSCo energy mix in 2022.

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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Natural Gas
	Cost	Percent
2022	$7.09	45%
2021 (a)	8.38	38
(a)Reflective of Winter Storm Uri.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2022		2021
6,821	Sept. 6	6,958	July 28
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
PSCo plans to build approximately 600 additional conductor miles of transmission lines, primarily as part of the Colorado Power Pathway project estimated to be complete in 2027.
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
See Item 2 - Properties for further information.

Natural Gas Operations

Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. PSCo had natural gas deliveries of 291,800 (thousands of MMBtu), 1.5 million customers and natural gas revenues of $1,860 million for 2022.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	36%	92%	65%
C&I	16	7	26
Transportation and other	48	1	9
Sales/Revenue Statistics (a)

	2022	2021
MMBtu sales per retail customer	103	99
Revenue per retail customer	$1,147	$797
Residential revenue per MMBtu	11.14	8.35
C&I revenue per MMBtu	10.40	7.35
Transportation and other revenue per MMBtu	1.07	1.37
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2022		2021
MMBtu	Date	MMBtu	Date (a)
2,243,552	Dec. 22	2,316,283	Feb. 14
(a)Reflective of Winter Storm Uri.
Natural Gas Supply and Cost
PSCo seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility, decreases interruption, financial risks and economical rates. In addition, PSCo conducts natural gas price hedging activities approved by its state’s commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2022	2021 (a)
$6.33	$6.06
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
PSCo has franchise agreements with cities subject to periodic renewal; however, a city could seek alternative means to access electric power or gas, such as municipalization. No municipalization activities are occurring presently.
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
However, it is not possible to determine what additional facilities or modifications to existing or planned facilities will be required as a result of changes to regulations, interpretations or enforcement policies or what effect future laws or regulations may have. We may be required to incur expenditures in the future for remediation of historic and current operating sites and other waste treatment, storage and disposal sites.
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. PSCo has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs.
Emerging Environmental Regulation
Clean Air Act — In a June 2022 ruling, the United States Supreme Court held that an economy-wide approach to reducing greenhouse gas emissions from coal-fired power plants was not consistent with the Clean Air Act. Therefore, if the EPA proceeds with new rules, it cannot set a standard based on economy-wide generation shifting to other sources, such as renewable energy. It is anticipated that EPA will propose rules to limit GHG emissions from new and existing coal and natural gas-fired electric generating units in 2023. If any new rules require additional investment, PSCo believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation — In February 2023, the EPA entered into a Consent Decree, committing the agency to either issue new proposed rules by May 5, 2023, to regulate inactive CCR landfills under the CCR Rule for the first time, or to determine no such rules are necessary by that date. If proposed rules are issued in May, the EPA has committed to a May 2024 effective date for the new rules. Until proposed rules are issued, it is not certain what the impact will be on PSCo, but we anticipate that additional inactive ash units could become regulated for the first time. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule.
Emerging Contaminants of Concern — PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. PSCo does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations. In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the Comprehensive Environmental Response, Compensation, and Liability Act, specifically perfluorooctanoic acid and perfluorooctanesulfonic acid. This proposed rule could result in new obligations for investigation and cleanup wherever PFAS are found to be present. The impact the proposed regulation may have on electric and gas utilities is currently uncertain.
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

Employees
As of Dec. 31, 2022, PSCo had 2,382 full-time employees and one part-time employee, of which 1,852 were covered under collective-bargaining agreements.

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
Management communicates regularly with the Board of Directors and its sole stockholder regarding risk. Senior management presents and communicates a periodic risk assessment to the Board of Directors, providing information on the risks that management believes are material, including financial impact, timing, likelihood and mitigating factors. The Board of Directors regularly reviews management’s key risk assessments, which includes areas of existing and future macroeconomic, financial, operational, policy, environmental, safety and security risks.
The oversight, management and mitigation of risk is an integral and continuous part of the Board of Directors’ governance of PSCo. Processes are in place to confirm appropriate risk oversight, as well as identification and consideration of new risks.
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
•Failures in the availability, acquisition or transportation of fuel or other supplies.
•Impact of adverse weather conditions and natural disasters, including, tornadoes, icing events, floods and droughts.
•Performance below expected or contracted levels of output or efficiency.
•Availability of replacement equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Availability or changes to wind patterns.
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
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The electric utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
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
We require inputs such as coal, natural gas and water to cool our facilities. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utility operations are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers who, in turn, source components from their suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact operations and project plans for PSCo and our customers. Such impacts could include timing of projects, including potential for project cancellation. Failure to adhere to project budgets and timelines adversely impacts our results of operations, financial condition or cash flows.
We are subject to commodity risks and other risks associated with energy markets and energy production.
A significant increase in fuel costs could cause a decline in customer demand, adverse regulatory outcomes and an increase in bad debt expense which may have a material impact on our results of operations. Despite existing fuel cost recovery mechanisms, higher fuel costs could significantly impact our results of operations if costs are not recovered. Delays in the timing of the collection of fuel cost recoveries could impact our cash flows and liquidity.
A significant disruption in supply could cause us to seek alternative supply services at potentially higher costs. Additionally, supply shortages may not be fully resolved, which negatively impacts our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments negatively impacts our cash flows and results of operations.
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
Public perception often does not distinguish between pass through commodity costs and base rates. High commodity prices that are being passed through to customer bills could impact our ability to recover costs for other improvements and operations.
Due to the uncertainty involved in price movements and potential deviation from historical pricing, PSCo is unable to fully assure that its risk management programs and procedures would be effective to protect against all significant adverse market deviations. In addition, PSCo cannot fully assure that its controls will be effective against all potential risks. If such programs and procedures are not effective, PSCo’s results of operations, financial condition or cash flows could be materially impacted.
Failure to attract and retain a qualified workforce could have an adverse effect on operations.
The competition for talent has become increasingly prevalent, and we have experienced increased employee turnover due to the condition of the labor market. In addition, specialized knowledge and skills are required for many of our positions, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate. Failure to hire and adequately train replacement employees, including the transfer of significant knowledge and expertise to new employees or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees adversely impacts our results of operations, financial condition or cash flows.

Our operations use third-party contractors in addition to employees to perform periodic and ongoing work.
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance and safety standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery, our reputation and could introduce financial risk or risks of fines.
Our employees, directors, third-party contractors, or suppliers may violate or be perceived to violate our Codes of Conduct, which could have an adverse effect on our reputation.
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to comply with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to comply with our Supplier Code of Conduct. PSCo does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
Financial Risks
Our profitability depends on our ability to recover costs and changes in regulation may impair our ability to recover costs from our customers.
We are subject to comprehensive regulation by federal and state utility regulatory agencies, including siting and construction of facilities, customer service and the rates that we can charge customers.
The profitability of our operations is dependent on our ability to recover the costs of providing energy and utility services and earn a return on capital investment. Our rates are generally regulated and are based on an analysis of our costs incurred in a test year. We are subject to both future and historical test years depending upon the regulatory jurisdiction. Thus, the rates we are allowed to charge may or may not match our costs at any given time. Rate regulation is premised on providing an opportunity to earn a reasonable rate of return on invested capital.

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
Adverse regulatory rulings (including changes in recovery mechanisms) or the imposition of additional regulations could have an adverse impact on our results of operations and materially affect our ability to meet our financial obligations, including debt payments and the payment of dividends on common stock.
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
Utility operations require significant capital investment. As a result, we frequently need to access capital markets. Any disruption in capital markets could have a material impact on our ability to fund our operations. Capital market disruption and financial market distress could prevent us from issuing commercial paper, issuing new securities or cause us to issue securities with unfavorable terms and conditions, such as higher interest rates or lower proceeds from equity issuances. Higher interest rates on short-term borrowings with variable interest rates could also have an adverse effect on our operating results.
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.

Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., Midcontinent Independent System Operator, Inc., Electric Reliability Council of Texas and California ISO), in which any credit losses are socialized to all market participants.
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
As of Dec. 31, 2022, Xcel Energy Inc. and its utility subsidiaries had approximately $22.8 billion of long-term debt and $2.0 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2022, Xcel Energy had the following guarantees outstanding:
•$1 million maximum stated amount and immaterial exposure.
•$61 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
•$98 million for performance and payment of a capital services contract for solar generating equipment, with immaterial exposure.
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
PSCo collects estimated federal, state and local tax payments through their regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value/availability of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices.
Macroeconomic Risks
Economic conditions impact our business.
Our operations are affected by economic conditions, which correlates to customers/sales growth (decline). Economic conditions may be impacted by recessionary factors, rising interest rates and insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay their bills which could lead to additional bad debt expense.
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
Health epidemics continue to impact countries, communities, supply chains and markets. Uncertainty continues to exist regarding epidemics; the duration and magnitude of business restrictions including shutdowns (domestically and globally); the potential impact on the workforce including shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; impacts on the transportation of goods, and the generalized impact on the economy.
We cannot ultimately predict whether an epidemic will have a material impact on our future liquidity, financial condition or results of operations. Nor can we predict the impact on the health of our employees, our supply chain or our ability to recover higher costs associated with managing an outbreak.
Operations could be impacted by war, terrorism or other events.
Our generation plants, fuel storage facilities, transmission and distribution facilities and information and control systems may be targets of terrorist activities. Any disruption could impact operations or result in a decrease in revenues and additional costs to repair and insure our assets. These disruptions could have a material impact on our financial condition, results of operations or cash flows. The potential for terrorism has subjected our operations to increased risks and could have a material effect on our business. We have incurred increased costs for security and capital expenditures in response to these risks. The insurance industry has also been affected by these events and the availability of insurance may decrease. In addition, insurance may have higher deductibles, higher premiums and more restrictive policy terms.
A disruption of the regional electric transmission grid, interstate natural gas pipeline infrastructure or other fuel sources, could negatively impact our business, brand and reputation. Because our facilities are part of an interconnected system, we face the risk of possible loss of business due to a disruption caused by the actions of a neighboring utility.
We also face the risks of possible loss of business due to significant events such as severe storms, temperature extremes, wildfires, widespread pandemic, generator or transmission facility outage, pipeline rupture, railroad disruption, operator error, sudden and significant increase or decrease in wind generation or a workforce disruption.
In addition, major catastrophic events throughout the world may disrupt our business. While we have business continuity plans in place, our ability to recover may be prolonged due to the type and extent of the event. PSCo participates in a global supply chain, which includes materials and components that are globally sourced. A prolonged disruption could result in the delay of equipment and materials that may impact our ability to connect, restore and reliably serve our customers.
A major disruption could result in a significant decrease in revenues, additional costs to repair assets, and an adverse impact on the cost and availability of insurance, which could have a material impact on our results of operations, financial condition or cash flows.
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
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cyber security incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations.
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
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cyber security incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
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
While the Company maintains insurance relating to cybersecurity events, such insurance is subject to a number of exclusions and may be insufficient to offset any losses, costs or damages experienced. Also, the market for cybersecurity insurance is relatively new and coverage available for cybersecurity events is evolving as the industry matures.

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
The Energy Act increased civil penalty authority for violation of FERC statutes, rules and orders. FERC can impose penalties of up to $1.5 million per violation per day, particularly as it relates to energy trading activities for both electricity and natural gas. In addition, NERC electric reliability standards and critical infrastructure protection requirements are mandatory and subject to potential financial penalties. Also, the PHMSA, Occupational Safety and Health Administration and other federal agencies have the authority to assess penalties.
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
Environmental Policy Risks
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
International commitments and agreements could result in future additional GHG reductions in the United States. In addition, in 2023 the EPA intends to publish draft regulations for GHG emissions from the power sector consistent with the agency’s Clean Air Act authorities.
Many states and localities continue to pursue their own climate policies. The steps Xcel Energy has taken to date to reduce GHG emissions, including energy efficiency measures, adding renewable generation and retiring or converting coal plants to natural gas, occurred under state-endorsed resource plans, renewable energy standards and other state policies.
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
We establish strategies and expectations related to climate change and other environmental matters. Our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires and snow or ice storms or extreme temperatures (high heating/cooling days) occur. Extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.
To the extent the frequency of extreme weather events increases, this could increase our cost of providing service and result in more frequent service interruptions. Periods of extreme temperatures could also impact our ability to meet demand.
More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. Also, the expansion of the wildland urban interface increases the wildfire risk to surrounding communities and PSCo's electric and natural gas infrastructure.
Other potential risks associated with wildfires include the inability to secure sufficient insurance coverage, or increased costs of insurance, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of PSCo is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2022	Fuel	Installed	MW (a)
Steam:
Comanche-Pueblo, CO
Unit 2	Coal	1975	335
Unit 3	Coal	2010	500	(b)
Craig-Craig, CO, 2 Units	Coal	1979 - 1980	82	(c)
Hayden-Hayden, CO, 2 Units	Coal	1965 - 1976	233	(d)
Pawnee-Brush, CO, 1 Unit	Coal	1981	505
Cherokee-Denver, CO, 1 Unit	Natural Gas	1968	310
Combustion Turbine:
Blue Spruce-Aurora, CO, 2 Units	Natural Gas	2003	264
Cherokee-Denver, CO, 3 Units	Natural Gas	2015	576
Fort St. Vrain-Platteville, CO, 6 Units	Natural Gas	1972 - 2009	973
Manchief, CO, 2 Units (f)	Natural Gas	2000	250
Rocky Mountain-Keenesburg, CO, 3 Units	Natural Gas	2004	580
Various locations, 8 Units	Natural Gas	Various	251
Hydro:
Cabin Creek-Georgetown, CO
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 6 Units	Hydro	Various	23
Wind:
Rush Creek, CO, 300 units	Wind	2018	582	(e)
Cheyenne Ridge, CO, 229 units	Wind	2020	477	(e)
		Total	6,151
(a)    Summer 2022 net dependable capacity.
(b)    Based on PSCo’s ownership of 67%.
(c)    Based on PSCo’s ownership of 10%.
(d)    Based on PSCo’s ownership of 76% of Unit 1 and 37% of Unit 2.
(e)    Values disclosed are the generation levels at the point-of-interconnection. Capacity is attainable only when wind conditions are sufficiently available.
(f)    Purchased in 2022.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2022:

Conductor Miles
Transmission
345 KV	5,418
230 KV	12,141
138 KV	92
115 KV	5,011
Less than 115 KV	1,839
Total Transmission	24,501

Distribution
Less than 115 KV	79,331

Total	103,832
PSCo had 238 electric utility transmission and distribution substations at Dec. 31, 2022.

Natural gas utility mains at Dec. 31, 2022:

Miles
Transmission	2,067
Distribution	23,542

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PSCo is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the consolidated financial statements for further information.
The dividends declared during 2022 and 2021 were as follows:

(Millions of Dollars)	2022	2021
First quarter	$129	$115
Second quarter	132	120
Third quarter	127	127
Fourth quarter	119	104

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that are adjusted from measures calculated and presented in accordance with GAAP.
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

Results of Operations
2022 Comparison to 2021
PSCo’s net income was $727 million for 2022, compared with $660 million for 2021, driven by regulatory outcomes and favorable weather. Higher revenues were partially offset by higher depreciation, O&M expenses and interest charges.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2022	2021
Electric revenues	$3,795	$3,413
Electric fuel and purchased power	(1,485)	(1,336)
Electric margin	$2,310	$2,077

Changes in Electric Margin

(Millions of Dollars)	2022 vs. 2021
Regulatory rate outcome	$150
Sales and demand (a)	35
Non-fuel riders	23
Wholesale transmission revenue (net)	7
Other (net)	18
Total increase	$233
(a)Sales excludes weather impact, net of decoupling.
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
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

(Millions of Dollars)	2022	2021
Natural gas revenues	$1,860	$1,355
Cost of natural gas sold and transported	(1,053)	(606)
Natural gas margin	$807	$749
Changes in Natural Gas Margin

(Millions of Dollars)	2022 vs. 2021
Estimated impact of weather	$29
Regulatory rate outcomes	23
Infrastructure and integrity riders	5
Winter Storm Uri disallowances	(4)
Other (net)	5
Total increase	$58
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $74 million year-to-date. The increase was primarily due to inflation and impacts of supply chain constraints; operational activities (vegetation management and repairs/maintenance); costs for technology and customer programs; bad debt; and other.
Depreciation and Amortization — Depreciation and amortization increased $104 million, year-to-date. The increase was primarily due to capital investment and new electric and natural gas depreciation rates.
Interest Charges — Interest expenses increased $28 million year-to-date. The increase was primarily due to higher long-term debt levels to fund capital investments and higher interest rates.

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
In addition, the regulatory commissions authorize the ROE, capital structure and depreciation rates in rate proceedings. Decisions by these regulators can significantly impact PSCo’s results of operations and credit quality.
See Rate Matters within Note 10 to the consolidated financial statements for further information.
Summary of Regulatory Agencies / RTO and Areas of Jurisdiction

Regulatory Body / RTO	Additional Information on Regulatory Authority
CPUC
Retail rates, accounts, services, issuance of securities and other aspects of electric, natural gas and steam operations.
Reviews and approves Integrated Resource Plans for meeting future energy needs.
Certifies the need and siting for generating plans greater than 50 MW.
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

GCA	Recovers costs of purchased natural gas and transportation and is revised quarterly to allow for changes in natural gas rates.
Pipeline system integrity adjustment	Recovers costs for transmission and distribution pipeline integrity management programs (rider ended on Dec. 31, 2022).
Decoupling	Mechanism to true-up revenue to a baseline amount for residential (excluding lighting and demand) and metered non-demand small C&I classes.
Transportation Electrification Plan	Recovers costs associated with the investment in and adoption of transportation electrification infrastructure.
Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2022, PSCo filed a request with the CPUC seeking a net increase to retail natural gas rates of $107 million. The total change to base rates is $215 million, which reflects the transfer of $108 million previously recovered from customers through the pipeline system integrity adjustment rider. The request was based on a 10.25% ROE, an equity ratio of 55.66% and a 2022 current test year with a projected rate base of $3.6 billion.
PSCo’s request also included step revenue increases of $40 million (effective Nov. 1, 2023) and $41 million (effective Nov. 1, 2024) related to continued capital investment.
In October 2022, the CPUC approved a rate increase net of rider roll-ins of $64 million. The decision reflects a stated WACC of 6.7%, a historic test year with a year-end rate base and $16 million of incremental depreciation expense. PSCo has the option to determine its ROE within a range of 9.2% to 9.5% and its equity ratio within a range of 52% to 55%, as long as it results in a WACC of 6.7%. The CPUC denied the 2023-2024 step increases. Base rates were placed in effect November 1, 2022.
Colorado Electric Rate Case — In November 2022, PSCo filed an electric rate case seeking a net increase of $262 million, or 8.2%. The total request reflects a $312 million increase, which includes $50 million of authorized costs currently recovered through various rider mechanisms. The request is based on a 10.25% ROE, an equity ratio of 55.7% and a 2023 forecast test year with a 2023 year-end rate base of $11.3 billion. PSCo requested rates effective in September 2023. A procedural schedule is expected to be established by the CPUC in the first quarter of 2023.
Colorado Resource Plan — In August 2022, the CPUC approved an updated settlement, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. The CPUC deferred a decision on the method of cost recovery for the retiring coal units to a separate docket, which will consider accelerated depreciation, creation of regulatory assets and securitization. PSCo filed the recovery method docket in the fourth quarter of 2022.
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
In December 2022 the Company commenced the request for proposal process for generation resources with a bid receipt date of March 1, 2023. After reviewing the bids received, PSCo will file a report with the CPUC with recommended resource acquisitions and a CPUC decision on the resources to be acquired is expected in October 2023.
Decoupling Filing —PSCo has a decoupling program, effective April 1, 2020 through Dec. 31, 2023. The program applies to Residential and metered small C&I customers who do not pay a demand charge. The program includes a refund and surcharge cap not to exceed 3% of forecasted base rate revenue for a specified period.
In October 2021, a settlement was reached on Winter Storm Uri costs and also addressed certain components of the 2020 decoupling refunds.
In April 2022, PSCo made its annual filing on this matter. In December 2022, the ALJ approved a settlement between PSCo, CPUC Staff and the UCA. The settlement requires PSCo to file a petition for declaratory judgment to address the treatment of any expired balance under the 3% soft cap provisions.
As of Dec. 31, 2022, PSCo has recognized a refund for Residential customers and a surcharge for small C&I customers based on 2020, 2021 and 2022 results.
Transmission Cost Adjustment — In December 2022, the CPUC suspended PSCo’s request for 2023 TCA rate changes. The CPUC Staff protested the TCA on the grounds that only projects resulting in new transmission should be included and no repair or replacement of existing infrastructure should be included. The CPUC consolidated the matter with the pending electric rate case for assessment.

ECA Fuel Recovery — In December 2022, PSCo filed its first quarter 2023 ECA Advice Letter, which sought to recover $123 million of under-recovered 2022 fuel costs over two quarters (instead of the typical one). In December 2022, the CPUC found that the $123 million should be removed from the proposed ECA rates and required PSCo to file a separate application to recover these fuel costs. Proposed ECA rates were updated to remove the 2022 under-recovered balance and were implemented on Jan. 1, 2023. In February 2023, PSCo submitted an interim ECA filing which included $70 million of the 2022 under-recovered costs. A filing for the remaining amount is anticipated in the first quarter of 2023.
GCA NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The CPUC has reopened the GCA NOPR and proposed a 2-step process aimed at 1) considering near term process changes to the GCA and 2) a longer term process to evaluate potential performance incentive structures. In step 1, consensus proposed rule amendments to update the process and filing requirements for GCA and related filings have been submitted to the CPUC for consideration. PSCo worked with other utilities and stakeholders regarding consensus proposed rule amendments for step 2, including a provision that each LDC bring forward its own performance incentive mechanism in a future filing. In December 2022, the CPUC approved the consensus proposal.
In February 2023, the Governor of Colorado issued an open letter to the CPUC, utilities, and other stakeholders directing agencies to take additional steps to address energy costs. It is likely this request will result in the opening of additional dockets to further explore the GCA and other related mechanisms. Additionally, the Colorado Legislature announced the formation of a Joint Select Committee to investigate the source of rising utility rates and explore potential actions to prevent future price instability.
Natural Gas Planning NOPR — In October 2021, the CPUC issued a NOPR to implement recent state legislation requiring natural gas utilities to develop clean heat plans to meet state greenhouse gas emission reduction targets, as well as updated demand-side management criteria. Additionally, the proposed rules included new comprehensive natural gas infrastructure planning requirements and related Certificate of Public Convenience and Necessity application procedures, changes in natural gas line extension policy, and details on emission accounting related to clean heat plans. PSCo recommended changes to the proposed rules, which may be incorporated into the final rules issued in the first quarter of 2023.
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
Wholesale and Commodity Marketing Operations
PSCo conducts various wholesale marketing operations, including the purchase and sale of electric capacity, energy, ancillary services and energy related products. PSCo uses physical and financial instruments to minimize commodity price risk and hedge sales and purchases. PSCo also engages in trading activity unrelated to these hedging activities. Sharing of any margin is determined through state regulatory proceedings as well as the operation of the FERC approved joint operating agreement.

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
Electric Distribution and Transmission Transformers
The availability of certain transformers is an industry-wide issue that has been significantly impacted and in some cases may result in delays in projects and new customer connections. PSCo continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.
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
In March 2022, a class action suit was filed in Boulder County pertaining to the Marshall Fire. In the remote event PSCo was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage and have a material adverse effect on our financial condition, results of operations or cash flows. In June 2022, Plaintiffs served the class action lawsuit. In July 2022, PSCo filed a Motion to Dismiss. The District Court judge presiding over the case denied PSCo’s Motion to Dismiss in December 2022.

Inflation Reduction Act
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
In May 2022, an ALJ recommended full recovery of all costs with no cost disallowances. In July 2022, the CPUC approved a partial settlement providing full recovery of fuel costs, with the exception of an $8 million disallowance, over 24 months for electric and 30 months for natural gas customers.

ITEM 7A — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Derivatives, Risk Management and Market Risk
PSCo is exposed to a variety of market risks in the normal course of business. Market risk is the potential loss that may occur as a result of adverse changes in the market or fair value for a particular instrument or commodity. All financial and commodity-related instruments, including derivatives, are subject to market risk.
PSCo is exposed to the impact of adverse changes in price for energy and energy-related products, which is partially mitigated by the use of commodity derivatives. In addition to ongoing monitoring and maintaining credit policies intended to minimize overall credit risk, management takes steps to mitigate changes in credit and concentration risks associated with its derivatives and other contracts, including parental guarantees and requests of collateral. While PSCo expects that the counterparties will perform on the contracts underlying its derivatives, the contracts expose PSCo to credit and non-performance risk.
Distress in the financial markets may impact counterparty risk and the fair value of the securities in the pension fund.
Commodity Price Risk — We are exposed to commodity price risk in our electric and natural gas operations. Commodity price risk is managed by entering into long and short-term physical purchase and sales contracts for electric capacity, energy and energy-related products and fuels used in generation and distribution activities.
Commodity price risk is also managed through the use of financial derivative instruments. Our risk management policy allows us to manage commodity price risk within each rate-regulated operation per commission approved hedge plans.
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
Fair value of net commodity trading contracts as of Dec. 31, 2022:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
PSCo (a)	$10	$3	$3	$—	$16
PSCo (b)	(56)	(15)	8	—	(63)
	$(46)	$(12)	$11	$—	$(47)

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
PSCo (b)	$40	$7	$—	$—	$47
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2022	2021
Fair value of commodity trading net contracts outstanding at Jan. 1	$(15)	$(46)
Contracts realized or settled during the period	(8)	4
Commodity trading contract additions and changes during the period	23	27
Fair value of commodity trading net contracts outstanding at Dec.31	$—	$(15)
A 10% increase and 10% decrease in forward market prices for PSCo’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $7 million at Dec. 31, 2022 and $10 million at Dec. 31, 2021. Market price movements can exceed 10% under abnormal circumstances.

PSCo’s commodity trading operations measure the outstanding risk exposure to price changes on contracts and obligations using an industry standard methodology known as VaR. VaR expresses the potential change in fair value of the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	Average	High	Low
2022	$2	$1	$5	$—
2021	$1	$2	$52	$1
A short-term increase in VaR occurred during the week of Feb. 12, 2021 through Feb. 18, 2021. On Feb. 17, 2021, the portfolio VaR reached a high of $52 million. This increase in VaR was driven by the unprecedented market conditions during Winter Storm Uri. Prior to this weather event, VaR was $1 million and returned to $1 million by Feb. 19, 2021.
Interest Rate Risk — PSCo is subject to interest rate risk. PSCo’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100 basis point change in the benchmark rate on PSCo’s variable rate debt would impact pretax interest expense annually by approximately $3 million and an immaterial amount in 2022 and 2021, respectively.
The value of pension and postretirement plan assets and benefit costs are impacted by changes in discount rates and expected return on plan assets. PSCo’s ongoing pension and postretirement investment strategy is based on plan-specific investment recommendations that seek to optimize potential investment risk and minimize interest rate risk associated with changes in the obligations as a plan’s funded status increases over time. The impacts of fluctuations in interest rates on pension and postretirement costs are mitigated by pension cost calculation methodologies and regulatory mechanisms that minimize the earnings impacts of such changes.

Credit Risk — PSCo is also exposed to credit risk. Credit risk relates to the risk of loss resulting from counterparties’ nonperformance on their contractual obligations. PSCo maintains credit policies intended to minimize overall credit risk and actively monitors these policies to reflect changes and scope of operations.
At Dec. 31, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $13 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $6 million. At Dec. 31, 2021, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $6 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $5 million.
PSCo conducts credit reviews for all wholesale, trading and non-trading commodity counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions. Credit exposure is monitored and, when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase PSCo’s credit risk.
Fair Value Measurements
Derivative contracts, with the exception of those designated as normal purchases and normal sales, are reported at fair value. PSCo’s investments held in pension and other postretirement funds are also subject to fair value accounting. See Notes 8 and 9 to the consolidated financial statements for further information.

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
PSCo management assessed the effectiveness of PSCo’s internal control over financial reporting as of Dec. 31, 2022. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2022, PSCo’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 23, 2023	Feb. 23, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Public Service Company of Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of Colorado and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.
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
February 23, 2023

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Operating revenues
Electric	$3,795	$3,413	$3,116
Natural gas	1,860	1,355	1,024
Other	53	47	43
Total operating revenues	5,708	4,815	4,183

Operating expenses
Electric fuel and purchased power	1,485	1,336	1,132
Cost of natural gas sold and transported	1,053	606	374
Cost of sales — steam and other	18	15	13
Operating and maintenance expenses	905	831	811
Demand side management expenses	133	132	141
Depreciation and amortization	848	744	655
Taxes (other than income taxes)	272	256	234
Total operating expenses	4,714	3,920	3,360

Operating income	994	895	823

Other (expense) income, net	(2)	4	(1)
Allowance for funds used during construction — equity	32	28	35

Interest charges and financing costs
Interest charges — includes other financing costs of $8, $8 and $7, respectively	271	243	238
Allowance for funds used during construction — debt	(11)	(9)	(14)
Total interest charges and financing costs	260	234	224

Income before income taxes	764	693	633
Income tax expense	37	33	45
Net income	$727	$660	$588
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Net income	$727	$660	$588

Other comprehensive income (loss)

Pension and retiree medical benefits:
Net pension and retiree medical gain arising during the period, net of tax of $—, $— and $—, respectively	(1)	—	—
Reclassification of loss to net income, net of tax of $—, $— and $1, respectively	—	—	2
Derivative instruments:
Reclassification of loss to net income, net of tax of $—, $— and $—, respectively	1	2	1

Total other comprehensive income (loss)	—	2	3
Total comprehensive income	$727	$662	$591
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2022	2021	2020
Operating activities
Net income	$727	$660	$588
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	854	754	656
Deferred income taxes	(10)	21	2
Allowance for equity funds used during construction	(32)	(28)	(35)
Provision for bad debts	38	26	24
Changes in operating assets and liabilities:
Accounts receivable	(227)	(58)	(51)
Accrued unbilled revenues	(169)	(52)	(5)
Inventories	(86)	(71)	(27)
Other current assets	12	(23)	(8)
Accounts payable	183	66	(14)
Net regulatory assets and liabilities	82	(526)	58
Other current liabilities	8	30	45
Pension and other employee benefit obligations	(13)	(53)	(41)
Other, net	(112)	(19)	(18)
Net cash provided by operating activities	1,255	727	1,174

Investing activities
Utility capital/construction expenditures	(1,880)	(1,604)	(1,671)
Investments in utility money pool arrangement	(45)	(273)	(122)
Repayments from utility money pool arrangement	45	273	122
Net cash used in investing activities	(1,880)	(1,604)	(1,671)

Financing activities
Proceeds from short-term borrowings, net	146	11	136
Borrowings under utility money pool arrangement	1,199	743	1,189
Repayments under utility money pool arrangement	(1,199)	(800)	(1,171)
Proceeds from issuance of long-term debt	686	737	735
Repayments of long-term debt	(300)	—	(400)
Capital contributions from parent	569	650	856
Dividends paid to parent	(491)	(467)	(831)
Net cash provided by financing activities	610	874	514

Net change in cash and cash equivalents	(15)	(3)	17
Cash, cash equivalents and restricted cash at beginning of period	25	28	11
Cash, cash equivalents and restricted cash at end of period	$10	$25	$28

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(250)	$(230)	$(211)
Cash paid for income taxes, net	(79)	(14)	(23)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$233	$157	$197
Inventory transfers to property, plant and equipment	12	10	35
Operating lease right-of-use assets	140	—	14
Allowance for equity funds used during construction	32	28	35
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share)

	Dec. 31
	2022	2021
Assets
Current assets
Cash and cash equivalents	$10	$25
Accounts receivable, net	562	374
Accounts receivable from affiliates	11	13
Accrued unbilled revenues	519	350
Inventories	319	245
Regulatory assets	411	353
Derivative instruments	65	39
Prepayments and other	103	104
Total current assets	2,000	1,503

Property, plant and equipment, net	19,652	18,444

Other assets
Regulatory assets	1,277	1,293
Derivative instruments	22	27
Operating lease right-of-use assets	437	409
Other	231	246
Total other assets	1,967	1,975
Total assets	$23,619	$21,922

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250	$300
Short-term debt	294	147
Accounts payable	764	531
Accounts payable to affiliates	75	69
Regulatory liabilities	59	95
Taxes accrued	242	252
Accrued interest	59	58
Dividends payable to parent	120	104
Derivative instruments	30	30
Operating lease liabilities	80	84
Other	115	109
Total current liabilities	2,088	1,779

Deferred credits and other liabilities
Deferred income taxes	1,983	1,960
Regulatory liabilities	2,489	2,397
Asset retirement obligations	476	422
Derivative instruments	9	29
Customer advances	144	160
Pension and employee benefit obligations	13	23
Operating lease liabilities	379	351
Other	198	190
Total deferred credits and other liabilities	5,691	5,532

Commitments and contingencies
Capitalization
Long-term debt	6,610	6,167
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Dec. 31, 2022 and Dec. 31, 2021, respectively	—	—
Additional paid in capital	6,992	6,426
Retained earnings	2,260	2,040
Accumulated other comprehensive loss	(22)	(22)
Total common stockholder's equity	9,230	8,444
Total liabilities and stockholder's equity	$23,619	$21,922
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2019	100	$—	$4,940	$2,083	$(27)	$6,996

Net income				588		588
Other comprehensive income					3	3
Common dividends declared to parent				(824)		(824)
Contribution of capital by parent			830			830
Adoption of ASC Topic 326				(1)		(1)
Balance at Dec. 31, 2020	100	$—	$5,770	$1,846	$(24)	$7,592

Net income				660		660
Other comprehensive income					2	2
Common dividends declared to parent				(466)		(466)
Contribution of capital by parent			656			656
Balance at Dec. 31, 2021	100	$—	$6,426	$2,040	$(22)	$8,444

Net income				727		727
Common dividends declared to parent				(507)		(507)
Contribution of capital by parent			566			566
Balance at Dec. 31, 2022	100	$—	$6,992	$2,260	$(22)	$9,230

See Notes to Consolidated Financial Statements

PUBLIC SERVICE COMPANY of COLORADO
Notes to Consolidated Financial Statements

1. Summary of Significant Accounting Policies
General — PSCo is engaged in the regulated generation, purchase, transmission, distribution and sale of electricity and the regulated purchase, transportation, distribution and sale of natural gas.
PSCo’s consolidated financial statements include its wholly-owned subsidiaries. In the consolidation process, all intercompany transactions and balances are eliminated. PSCo has investments in several plants and transmission facilities jointly owned with nonaffiliated utilities.
PSCo’s proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets, and PSCo’s proportionate share of operating costs associated with these facilities is included in its consolidated statements of income.
PSCo’s consolidated financial statements are presented in accordance with GAAP. All of PSCo’s underlying accounting records also conform to the FERC uniform system of accounts or to systems required by its state regulatory commission. Certain amounts in the consolidated financial statements or notes have been reclassified for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.
PSCo has evaluated events occurring after Dec. 31, 2022 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other information available. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, PSCo may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities. Such changes could have a material effect on PSCo’s results of operations, financial condition and cash flows.
See Note 4 for further information.
Income Taxes — PSCo accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities.
PSCo uses rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
The effects of tax rate changes that are attributable to the utility subsidiaries are generally subject to a normalization method of accounting. Therefore, the revaluation of most of the utility subsidiaries’ net deferred taxes upon a tax rate reduction results in the establishment of a net regulatory liability, refundable to utility customers over the remaining life of the related assets. PSCo anticipates that a tax rate increase would predominantly result in the establishment of a regulatory asset, subject to an evaluation of whether future recovery is expected.
Reversal of certain temporary differences are accounted for as current income tax expense due to the effects of past regulatory practices when deferred taxes were not required to be recorded due to the use of flow through accounting for ratemaking purposes.
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of the related property. The requirement to defer and amortize these credits specifically applies to certain federal ITCs, as determined by tax regulations and PSCo tax elections. For tax credits otherwise eligible to be recognized when earned, PSCo considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. Utility rate regulation has resulted in the recognition of regulatory assets and liabilities related to income taxes.
PSCo measures and discloses uncertain tax positions that it has taken or expects to take in its income tax returns. A tax position is recognized in the consolidated financial statements when it is more likely than not that the position will be sustained upon examination based on the technical merits of the position. Recognition of changes in uncertain tax positions are reflected as a component of income tax expense.
Interest and penalties related to income taxes are reported within other (expense) income or interest charges in the consolidated statements of income.
Xcel Energy Inc. and its subsidiaries, including PSCo file consolidated federal income tax returns as well as consolidated or separate state income tax returns. Federal income taxes paid by Xcel Energy Inc. are allocated to its subsidiaries based on separate company computations. A similar allocation is made for state income taxes paid by Xcel Energy Inc. in connection with consolidated state filings. Xcel Energy Inc. also allocates its own income tax benefits to its direct subsidiaries.

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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.4% in 2022, 3.2% in 2021 and 3.1% in 2020.
See Note 3 for further information.
AROs — PSCo records AROs as a liability for the fair value of an ARO to be recognized in the period incurred (if it can be reasonably estimated), with the offsetting/associated costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion and the capitalized costs are typically depreciated over the useful life of the long-lived asset. Changes resulting from revisions to timing or amounts of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO.
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
See Note 9 for further information.
Environmental Costs — Environmental costs are recorded when it is probable PSCo is liable for remediation costs and the amount can be reasonably estimated. Costs are deferred as a regulatory asset if it is probable that the costs will be recovered from customers in future rates. Otherwise, the costs are expensed. For certain environmental costs related to facilities currently in use, such as for emission-control equipment, the cost is capitalized and depreciated over the life of the plant.
Estimated remediation costs are regularly adjusted as estimates are revised and remediation is performed. If other participating potentially responsible parties exist and acknowledge their potential involvement with a site, costs are estimated and recorded only for PSCo’s expected share of the cost.
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
A separate financing component of collections from customers is not recognized as contract terms are short-term in nature. Revenues are net of any excise or sales taxes or fees.
See Note 6 for further information.
Cash and Cash Equivalents — PSCo considers investments in instruments with a remaining maturity of 3 months or less at the time of purchase to be cash equivalents.
Accounts Receivable and Allowance for Bad Debts — Accounts receivable are stated at the actual billed amount net of an allowance for bad debts. PSCo establishes an allowance for uncollectible receivables based on a policy that reflects its expected exposure to the credit risk of customers.
As of Dec. 31, 2022 and 2021, the allowance for bad debts was $54 million and $40 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Inventories
Materials and supplies	$80	$70
Fuel	68	71
Natural gas	171	104
Total inventories	$319	$245

Fair Value Measurements — PSCo presents cash equivalents, interest rate derivatives and commodity derivatives at estimated fair values in its consolidated financial statements.
For interest rate derivatives, quoted prices based primarily on observable market interest rate curves are used to estimate fair value. For commodity derivatives, the most observable inputs available are generally used to determine the fair value of each contract. In the absence of a quoted price, quoted prices for similar contracts or internally prepared valuation models may be used to determine fair value.
For the pension and postretirement plan assets and nuclear decommissioning fund, published trading data and pricing models, generally using the most observable inputs available, are utilized to determine fair value for each security.
See Notes 8 and 9 for further information.
Derivative Instruments — PSCo uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates, and utility commodity prices, including forward contracts, futures, swaps and options. Any derivative instruments not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
Changes in fair value of derivative instruments not designated in a qualifying hedging relationship are reflected in current earnings or as a regulatory asset or liability. Classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
Gains or losses on commodity trading transactions are recorded as a component of electric operating revenues.
Normal Purchases and Normal Sales — PSCo enters into contracts for purchases and sales of commodities for use in its operations. At inception, contracts are evaluated to determine whether they contain a derivative, and if so, whether they may be exempted from derivative accounting if designated as normal purchases or normal sales.
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
See Note 8 for further information
Other Utility Items
AFUDC — AFUDC represents the cost of capital used to finance utility construction activity and is computed by applying a composite financing rate to qualified CWIP. The amount of AFUDC capitalized as a utility construction cost is credited to other nonoperating income (for equity capital) and interest charges (for debt capital). AFUDC amounts capitalized are included in PSCo’s rate base.
Alternative Revenue — Certain rate rider mechanisms (including decoupling and DSM programs) qualify as alternative revenue programs. These mechanisms arise from instances in which the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized, which may include incentives and return on rate base items.
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
The costs incurred for DSM programs are deferred if it is probable future revenue will be provided to permit recovery of the incurred cost. Revenues recognized for incentive programs designed for recovery of DSM program costs and/or conservation performance incentives are limited to amounts expected to be collected within 24 months from the year in which they are earned.
PSCo’s DSM program costs are recovered through a combination of base rate revenue and rider mechanisms. Regulatory assets are recognized to reflect the amount of costs or earned incentives that have not yet been collected from customers.
Emissions Allowances — Emissions allowances are recorded at cost, including broker commission fees. The inventory accounting model is utilized for all emissions allowances and any sales of these allowances are included in electric revenues.
RECs — Cost of RECs that are utilized for compliance is recorded as electric fuel and purchased power expense. An inventory accounting model is used to account for RECs.
Sales of RECs are recorded in electric revenues on a gross basis. Cost of these RECs and amounts credited to customers under margin-sharing mechanisms are recorded in electric fuel and purchased power expense.

2. Accounting Pronouncements
As of Dec. 31, 2022, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on PSCo’s consolidated financial statements.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Property, plant and equipment, net
Electric plant	$15,771	$16,543
Natural gas plant	5,949	5,471
Common and other property	1,415	1,224
Plant to be retired (a)	1,305	182
CWIP	877	681
Total property, plant and equipment	25,317	24,101
Less accumulated depreciation	(5,665)	(5,657)
Property, plant and equipment, net	$19,652	$18,444
(a)Amounts as of Dec. 31, 2021 include Comanche Units 1 and 2 and Craig Units 1 and 2. Following the June 2022 approval of PSCo’s revised resource plan settlement, amounts as of Dec. 31, 2022 include the addition of Comanche Unit 3, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion as well as the removal of Comanche Unit 1 that was retired in 2022. Amounts are presented net of accumulated depreciation.
Joint Ownership of Generation, Transmission and Gas Facilities
Jointly owned assets as of Dec. 31, 2022:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric generation:
Hayden Unit 1	$157	$99	76%
Hayden Unit 2	151	81	37
Hayden common facilities	42	29	53
Craig Units 1 and 2	82	51	10
Craig common facilities	39	24	7
Comanche Unit 3	918	174	67
Comanche common facilities	28	3	82
Electric transmission:
Transmission and other facilities	186	72	Various
Gas transmission:
Rifle, CO to Avon, CO	25	9	60
Gas transmission compressor	8	2	50
Total (a)	$1,636	$544
(a)Projects additionally include $10 million in CWIP.
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2022		Dec. 31, 2021 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$3	$367	$26	$331
Net AROs (b)	1, 10	Various	—	212	—	154
Deferred natural gas, electric, steam energy/fuel costs		One to three years	312	200	218	320
Depreciation differences		One to ten years	16	187	16	173
Recoverable deferred taxes on AFUDC		Plant lives	—	119	—	116
Excess deferred taxes — TCJA	7	Various	2	54	2	56
Environmental remediation costs		Various	6	26	1	8
Grid modernization costs		Three years	14	22	—	35
Conservation programs (c)	1	One to two years	8	16	11	11
Gas pipeline inspection costs		One to two years	—	13	—	12
Purchased power contract costs		Term of related contract	3	16	3	19
Property tax		Various	8	2	16	16
Other		Various	39	43	60	42
Total regulatory assets			$411	$1,277	$353	$1,293
(a)Prior period amounts have been restated to conform with current year presentation.
(b)Includes amounts recorded for future recovery of AROs.
(c)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2022		Dec. 31, 2021 (a)
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (b)	7	Various	$2	$1,298	$2	$1,328
Plant removal costs	1, 10	Various	—	705	—	651
Effects of regulation on employee benefit costs (c)		Various	—	227	—	216
Renewable resources and environmental initiatives		Various	—	141	—	91
Revenue decoupling		One to two years	—	55	9	41
ITC deferrals	1	Various	1	41	—	42
Formula rates		One to two years	16	—	10	—
Conservation programs	1	Less than one year	19	—	34	—
Deferred natural gas, electric, steam energy/fuel costs		Less than one year	3	—	29	—
Other		Various	18	22	11	28
Total regulatory liabilities (d)			$59	$2,489	$95	$2,397
(a)Prior period amounts have been restated to conform with current year presentation.
(b)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(c)Includes regulatory amortization and certain 2018 TCJA benefits approved by the CPUC to offset the prepaid pension asset.
(d)Revenue subject to refund of $0 million and $2 million for 2022 and 2021, respectively, is included in other current liabilities.
PSCo’s regulatory assets not earning a return include the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed). In addition, regulatory assets included $538 million and $639 million at Dec. 31, 2022 and 2021, respectively, of past expenditures not earning a return. Amounts are predominately related to purchased natural gas and electric energy costs (including certain costs related to Winter Storm Uri), sales true-up and revenue decoupling, various renewable resources/environmental initiatives and certain prepaid pension amounts.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2022	Year Ended Dec. 31
		2022	2021	2020
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	—	—	—	57
Average amount outstanding	21	29	12	59
Maximum amount outstanding	165	250	243	250
Weighted average interest rate, computed on a daily basis	3.12%	1.66%	0.07%	0.60%
Weighted average interest rate at end of period	N/A	N/A	N/A	0.70
Commercial Paper — Commercial paper borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2022	Year Ended Dec. 31
		2022	2021	2020
Borrowing limit	$700	$700	$700	$700
Amount outstanding at period end	294	294	147	136
Average amount outstanding	155	71	26	30
Maximum amount outstanding	294	328	322	230
Weighted average interest rate, computed on a daily basis	4.24%	2.56%	0.19%	1.59%
Weighted average interest rate at end of period	4.73	4.73	0.22	0.20
Letters of Credit — PSCo uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2022 and 2021, there were $27 million and $8 million of letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of PSCo’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2022	2021
44%	44%	$100	2
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
If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2022, PSCo was in compliance with all financial covenants.
PSCo had the following committed credit facility available as of Dec. 31, 2022 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$321	$379
(a)This credit facility matures in September 2027.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the facility outstanding at Dec. 31, 2022 and 2021.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of PSCo is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for PSCo as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2022	2021
First mortgage bonds	2.25%	Sept. 15, 2022	$—	$300
First mortgage bonds	2.50	March 15, 2023	250	250
First mortgage bonds	2.90	May 15, 2025	250	250
First mortgage bonds	3.70	June 15, 2028	350	350
First mortgage bonds	1.90	Jan. 15, 2031	375	375
First mortgage bonds (a)	1.875	June 15, 2031	750	750
First mortgage bonds (b)	4.10	June 1, 2032	300	—
First mortgage bonds	6.25	Sept. 1, 2037	350	350
First mortgage bonds	6.50	Aug. 1, 2038	300	300
First mortgage bonds	4.75	Aug. 15, 2041	250	250
First mortgage bonds	3.60	Sept. 15, 2042	500	500
First mortgage bonds	3.95	March 15, 2043	250	250
First mortgage bonds	4.30	March 15, 2044	300	300
First mortgage bonds	3.55	June 15, 2046	250	250
First mortgage bonds	3.80	June 15, 2047	400	400
First mortgage bonds	4.10	June 15, 2048	350	350
First mortgage bonds	4.05	Sept. 15, 2049	400	400
First mortgage bonds	3.20	March 1, 2050	550	550
First mortgage bonds	2.70	Jan. 15, 2051	375	375
First mortgage bonds (b)	4.50	June 1, 2052	400	—
Unamortized discount			(37)	(33)
Unamortized debt issuance cost			(53)	(50)
Current maturities			(250)	(300)
Total long-term debt			$6,610	$6,167
(a)2021 financing.
(b)2022 financing.

Maturities of long-term debt:

(Millions of Dollars)
2023	$250
2024	—
2025	250
2026	—
2027	—
Deferred Financing Costs — Deferred financing costs of approximately $53 million and $50 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt as of Dec. 31, 2022 and 2021, respectively. PSCo is amortizing these financing costs over the remaining maturity periods of the related debt.
Capital Stock — PSCo has authorized the issuance of preferred stock.

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2022 and 2021
10,000,000	$0.01	—
Dividend Restrictions — PSCo’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,341	$1,203	$15	$2,559
C&I	1,843	479	32	2,354
Other	52	—	—	52
Total retail	3,236	1,682	47	4,965
Wholesale	286	—	—	286
Transmission	88	—	—	88
Other	53	151	—	204
Total revenue from contracts with customers	3,663	1,833	47	5,543
Alternative revenue and other	132	27	6	165
Total revenues	$3,795	$1,860	$53	$5,708

	Year Ended Dec. 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,174	$816	$12	$2,002
C&I	1,660	308	30	1,998
Other	49	—	—	49
Total retail	2,883	1,124	42	4,049
Wholesale	228	—	—	228
Transmission	75	—	—	75
Other	44	159	—	203
Total revenue from contracts with customers	3,230	1,283	42	4,555
Alternative revenue and other	183	72	5	260
Total revenues	$3,413	$1,355	$47	$4,815

	Year Ended Dec. 31, 2020
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,073	$650	$12	$1,735
C&I	1,512	225	27	1,764
Other	48	—	—	48
Total retail	2,633	875	39	3,547
Wholesale	212	—	—	212
Transmission	62	—	—	62
Other	56	125	—	181
Total revenue from contracts with customers	2,963	1,000	39	4,002
Alternative revenue and other	153	24	4	181
Total revenues	$3,116	$1,024	$43	$4,183

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2022	2021 (c)	2020 (c)
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	3.5	3.6	3.6
Increases (decreases) in tax from:
Wind PTCs (a)	(14.3)	(14.3)	(10.3)
Plant regulatory differences (b)	(4.5)	(4.6)	(5.0)
Other tax credits, net NOL & tax credit allowances	(1.1)	(1.0)	(1.1)
Other, net	0.2	0.1	(1.1)
Effective income tax rate	4.8%	4.8%	7.1%
(a)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Regulatory differences for income tax primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions and additional prepaid pension asset amortization.
(c)Prior period amounts have been restated to conform with current year presentation.

Components of income tax expense for the years ended Dec. 31:

(Millions of Dollars)	2022	2021	2020
Current federal tax expense	$39	$16	$44
Current state tax expense	11	—	4
Current change in unrecognized tax benefit	—	(1)	(3)
Deferred federal tax benefit	(32)	(13)	(26)
Deferred state tax expense	21	31	26
Deferred change in unrecognized tax expense	1	3	2
Deferred ITCs	(3)	(3)	(2)
Total income tax expense	$37	$33	$45
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2022	2021	2020
Deferred tax expense excluding items below	$23	$63	$46
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(32)	(42)	(43)
Tax expense allocated to other comprehensive income, and other	(1)	—	(1)
Deferred tax (benefit) expense	$(10)	$21	$2
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2022	2021 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$2,315	$2,226
Regulatory assets	246	255
Deferred fuel costs	125	126
Operating lease assets	112	106
Pension expense and other employee benefits	27	23
Other	11	4
Total deferred tax liabilities	$2,836	$2,740

Deferred tax assets:
Regulatory liabilities	$295	$320
Tax credit carryforward	385	276
Operating lease liabilities	112	106
Bad debts	14	10
NOL carryforward	9	46
Deferred ITCs	7	8
Tax credit valuation allowances	(6)	(8)
Rate refund	21	8
Other	16	14
Total deferred tax assets	$853	$780
Net deferred tax liability	$1,983	$1,960
(a) Prior periods have been reclassified to conform to current year presentation.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset.

NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2022	2021
Federal NOL carryforward	$5	$161
Federal tax credit carryforwards	368	259
State NOL carryforwards	223	342
State tax credit carryforwards, net of federal detriment (a)	16	17
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(6)	(8)
(a)State tax credit carryforwards are net of federal detriment of $4 million and $5 million as of Dec. 31, 2022 and 2021.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $2 million as of Dec. 31, 2022 and 2021.
Federal carryforward periods expire starting 2033 and state carryforward periods expire between 2024 and 2041.
Federal Tax Loss Carryback Claims — In 2020, Xcel Energy identified certain expenses related to tax years 2009 - 2011 that qualify for an extended carryback claim. PSCo is not expected to accrue any income tax expense related to this adjustment.
Unrecognized Tax Benefits
Federal Audit — PSCo is a member of Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2024
2019	October 2023
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
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2022, PSCo’s earliest open tax years that are subject to examination by state taxing authorities under applicable statutes of limitations are as follows:

State	Tax Year(s)	Expiration
Colorado	2014-2016	March 2025
Colorado	2018	September 2023
There are currently no state income tax audits in progress.
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Unrecognized tax benefit — Permanent tax positions	$11	$9
Unrecognized tax benefit — Temporary tax positions	2	2
Total unrecognized tax benefit	$13	$11
Changes in unrecognized tax benefits:

(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$11	$9	$12
Additions based on tax positions related to the current year	2	2	2
Additions for tax positions of prior years	—	—	6
Reductions for tax positions of prior years	—	—	(11)
Balance at Dec. 31	$13	$11	$9
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
NOL and tax credit carryforwards	$(12)	$(11)
As the IRS progresses its review of the tax loss carryback claims and as state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $5 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards.
Interest payable related to unrecognized tax benefits:

(Millions of Dollars)	2022	2021	2020
Payable for interest related to unrecognized tax benefits at Jan. 1	$—	$—	$(1)
Interest income related to unrecognized tax benefits	—	—	1
Payable for interest related to unrecognized tax benefits at Dec. 31	$—	$—	$—
No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2022, 2021 or 2020.

8. Fair Value of Financial Assets and Liabilities
Fair Value Measurements
Accounting guidance for fair value measurements and disclosures provides a hierarchical framework for disclosing the observability of the inputs utilized in measuring assets and liabilities at fair value.
•Level 1 — Quoted prices are available in active markets for identical assets or liabilities as of the reporting date. The types of assets and liabilities included in Level 1 are actively traded instruments with observable actual trading prices.
•Level 2 — Pricing inputs are other than actual trading prices in active markets but are either directly or indirectly observable as of the reporting date. The types of assets and liabilities included in Level 2 are typically either comparable to actively traded securities or contracts or priced with models using highly observable inputs.
•Level 3 — Significant inputs to pricing have little or no observability as of the reporting date. The types of assets and liabilities included in Level 3 include those valued with models requiring significant judgment or estimation.
Specific valuation methods include:
Interest rate derivatives — Fair values of interest rate derivatives are based on broker quotes that utilize current market interest rate forecasts.

Commodity derivatives — Methods used to measure the fair value of commodity derivative forwards and options utilize forward prices and volatilities, as well as pricing adjustments for specific delivery locations, and are generally assigned a Level 2 classification. When contracts relate to inactive delivery locations or extend to periods beyond those readily observable on active exchanges, the significance of the use of less observable inputs on a valuation is evaluated and may result in Level 3 classification.
Derivative Activities and Fair Value Measurements
PSCo enters into derivative instruments, including forward contracts, futures, swaps and options, for trading purposes and to manage risk in connection with changes in interest rates and utility commodity prices.
Interest Rate Derivatives — PSCo enters into contracts that effectively fix the interest rate on a specified principal amount of a hypothetical future debt issuance. These financial swaps net settle based on changes in a specified benchmark interest rate, acting as a hedge of changes in market interest rates that will impact specified anticipated debt issuances. These derivative instruments are designated as cash flow hedges for accounting purposes, with changes in fair value prior to occurrence of the hedged transactions recorded as other comprehensive income.
As of Dec. 31, 2022, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2022, PSCo had no unsettled interest rate derivatives.
Wholesale and Commodity Trading — PSCo conducts various wholesale and commodity trading activities, including the purchase and sale of electric capacity, energy, energy-related instruments and natural gas-related instruments, including derivatives. PSCo is allowed to conduct these activities within guidelines and limitations as approved by its risk management committee, comprised of management personnel not directly involved in the activities governed by this policy.
Derivative instruments entered into for trading purposes are presented in the consolidated statements of income as electric revenues, net of any sharing with customers. These activities are not intended to mitigate commodity price risk associated with regulated electric and natural gas operations. Sharing of these margins is determined through state regulatory proceedings as well as the operation of the FERC-approved joint operating agreement.
Commodity Derivatives — PSCo enters into derivative instruments to manage variability of future cash flows from changes in commodity prices in its electric and natural gas operations. This could include the purchase or sale of energy or energy-related products, natural gas to generate electric energy, natural gas for resale, and vehicle fuel.
When PSCo enters into derivative instruments that mitigate commodity price risk on behalf of electric and natural gas customers, the instruments are not typically designated as qualifying hedging transactions. The classification of unrealized losses or gains on these instruments as a regulatory asset or liability, if applicable, is based on approved regulatory recovery mechanisms.
As of Dec. 31, 2022, PSCo had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Dec. 31, 2022	Dec. 31, 2021
MWh of electricity	8	15
MMBtu of natural gas	43	71
(a)Not reflective of net positions in the underlying commodities.
(b)Notional amounts for options included on a gross basis, but weighted for the probability of exercise.
Consideration of Credit Risk and Concentrations — PSCo continuously monitors the creditworthiness of counterparties to its interest rate derivatives and commodity derivative contracts prior to settlement and assesses each counterparty’s ability to perform on the transactions set forth in the contracts. Impact of credit risk was immaterial to the fair value of unsettled commodity derivatives presented on the consolidated balance sheets.
PSCo’s most significant concentrations of credit risk with particular entities or industries are contracts with counterparties to its wholesale, trading and non-trading commodity activities.
As of Dec. 31, 2022, four of PSCo’s ten most significant counterparties for these activities, comprising $51 million or 53% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings. Four of the ten most significant counterparties, comprising $25 million or 26% of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade. Two of these significant counterparties, comprising $21 million, or 21%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are municipal, cooperative electric entities, RTOs or other utilities.
Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase and normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of Dec. 31, 2022 and 2021, there were no derivative liabilities position with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants. As of Dec. 31, 2022 there were no derivative instruments in a liability position with such underlying contract provisions. As of Dec. 31, 2021, there were approximately $16 million of derivative liabilities position with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2022 and 2021.

Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2022
Other derivative instruments
Natural gas commodity	$—	$(15)
Total	$—	$(15)

Year Ended Dec. 31, 2021
Other derivative instruments
Natural gas commodity	$—	$(1)
Total	$—	$(1)

Year Ended Dec. 31, 2020
Other derivative instruments
Natural gas commodity	$—	$(10)
Total	$—	$(10)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)		Pre-Tax Gains (Losses) Recognized During the Period in Income
Year Ended Dec. 31, 2022
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$7	(b)
Natural gas commodity	—		8	(c)	(17)	(c)(d)
Total	$—		$8		$(10)
Year Ended Dec. 31, 2021
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$12	(b)
Natural gas commodity	—		4	(c)	(15)	(c)(d)
Total	$—		$4		$(3)
Year Ended Dec. 31, 2020
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3	(b)
Natural gas commodity	—		8	(c)	(8)	(c)(d)
Total	$—		$8		$(5)
(a)    Recorded to interest charges.
(b)    Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(c)    Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)    Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2022, 2021 and 2020.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2022						Dec. 31, 2021
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$16	$220	$1	$237	$(184)	$53	$12	$97	$—	$109	$(81)	$28
Natural gas commodity	—	12	—	12	—	12	—	11	—	11	—	11
Total current derivative assets	$16	$232	$1	$249	$(184)	$65	$12	$108	$—	$120	$(81)	$39
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$12	$32	$9	$53	$(31)	$22	$10	$28	$54	$92	$(65)	$27
Total noncurrent derivative assets	$12	$32	$9	$53	$(31)	$22	$10	$28	$54	$92	$(65)	$27
Current derivative liabilities
Other derivative instruments:
Commodity trading	$5	$237	$1	$243	$(223)	$20	$6	$90	$16	$112	$(85)	$27
Natural gas commodity	—	10	—	10	—	10	—	3	—	3	—	3
Total current derivative liabilities	$5	$247	$1	$253	$(223)	$30	$6	$93	$16	$115	$(85)	$30
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$7	$40	$—	$47	$(38)	$9	$3	$—	$101	$104	$(75)	$29
Total noncurrent derivative liabilities	$7	$40	$—	$47	$(38)	$9	$3	$—	$101	$104	$(75)	$29
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Dec. 31, 2022 and 2021, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2022 and 2021, derivative assets and liabilities include rights to reclaim cash collateral of $46 million and $14 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$(63)	$(44)	13
Settlements (a)	12	4	—
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	60	(23)	(31)
Balance at Dec. 31	$9	$(63)	$(44)
(a)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2022		2021
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,860	$5,881	$6,467	$7,291
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2022 and 2021, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

9. Benefit Plans and Other Postretirement Benefits
Pension and Postretirement Health Care Benefits
Xcel Energy, which includes PSCo, has several noncontributory, qualified, defined benefit pension plans that cover almost all employees. All newly hired or rehired employees participate under the Cash Balance formula, which is based on pay credits using a percentage of annual eligible pay and annual interest credits. The average annual interest crediting rates for these plans was 5.14, 2.26 and 2.24 percent in 2022, 2021, and 2020, respectively. Some employees may participate under legacy formulas such as the traditional final average pay or pension equity. Xcel Energy’s policy is to fully fund into an external trust the actuarially determined pension costs recognized for ratemaking and financial reporting purposes, subject to the limitations of applicable employee benefit and tax laws.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2022 and 2021 were $11 million and $43 million, respectively, of which $1 million and $2 million was attributable to PSCo in 2022 and 2021, respectively. Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $17 million in 2022 and $4 million in 2021, respectively, of which immaterial amounts were attributable to PSCo.

Investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as the long-term projected return levels by investment experts. Xcel Energy Inc. and PSCo continually review pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2022 were below the assumed level of 6.39%.
•Investment returns in 2021 were above the assumed level of 6.38%.
•Investment returns in 2020 were above the assumed level of 6.84%.
•In 2023, PSCo’s expected investment-return assumption is 6.53%.
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

Plan Assets
For each of the fair value hierarchy levels, PSCo’s pension plan assets measured at fair value:

	Dec. 31, 2022 (a)					Dec. 31, 2021 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$52	$—	$—	$—	$52	$49	$—	$—	$—	$49
Commingled funds	355	—	—	317	672	492	—	—	409	901
Debt securities	—	286	1	—	287	—	360	2	—	362
Equity securities	17	—	—	—	17	24	—	—	—	24
Other	—	3	—	—	3	—	3	—	12	15
Total	$424	$289	$1	$317	$1,031	$565	$363	$2	$421	$1,351
(a)See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, PSCo’s proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2022 (a)					Dec. 31, 2021 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$28	$—	$—	$—	$28	$25	$—	$—	$—	$25
Insurance contracts	—	36	—	—	36	—	46	—	—	46
Commingled funds	47	—	—	56	103	57	—	—	68	125
Debt securities	—	153	1	—	154	—	194	1	—	195
Other	—	(1)	—	—	(1)	—	2	—	—	2
Total	$75	$188	$1	$56	$320	$82	$242	$1	$68	$393
(a)See Note 8 for further information on fair value measurement inputs and methods.
Immaterial assets were transferred in or out of Level 3 for 2022. No assets were transferred in or out of Level 3 for 2021.

Funded Status — Benefit obligations for both pension and postretirement plans decreased from Dec. 31, 2021 to Dec. 31, 2022, due primarily to benefit payments and increases in discount rates used in actuarial valuations. Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for PSCo are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2022	2021	2022	2021
Change in Benefit Obligation:
Obligation at Jan. 1	$1,363	$1,428	$369	$415
Service cost	29	32	1	1
Interest cost	41	39	10	11
Actuarial gain	(317)	(57)	(55)	(31)
Plan participants’ contributions	—	—	7	7
Medicare subsidy reimbursements	—	—	1	2
Benefit payments	(84)	(79)	(37)	(36)
Obligation at Dec. 31	$1,032	$1,363	$296	$369
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$1,351	$1,283	$393	$404
Actual return on plan assets	(276)	102	(46)	15
Employer contributions	40	45	3	3
Plan participants’ contributions	—	—	7	7
Benefit payments	(84)	(79)	(37)	(36)
Fair value of plan assets at Dec. 31	$1,031	$1,351	$320	$393
Funded status of plans at Dec. 31	$(1)	$(12)	$24	$24
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Noncurrent assets	8	6	24	24
Noncurrent liabilities	(9)	(18)	—	—
Net amounts recognized	$(1)	$(12)	$24	$24

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2022	2021	2022	2021
Discount rate for year-end valuation	5.80%	3.08%	5.80%	3.09%
Expected average long-term increase in compensation level	4.25%	3.75%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.50%	5.30%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.50%	4.90%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	7	4
Accumulated benefit obligation for the pension plan was $992 million and $1,291 million as of Dec. 31, 2022 and 2021, respectively.

Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2022	2021	2020	2022	2021	2020
Service cost	$29	$32	$30	$1	$1	$—
Interest cost	41	39	46	10	11	13
Expected return on plan assets	(78)	(73)	(70)	(15)	(16)	(17)
Amortization of prior service credit	—	—	(3)	(2)	(4)	(4)
Amortization of net loss	23	32	30	1	3	1
Settlement charge (a)	3	—	—	—	—	—
Net periodic pension cost (credit)	18	30	33	(5)	(5)	(7)
Effects of regulation	4	—	4	3	2	3
Net benefit cost (credit) recognized for financial reporting	$22	$30	$37	$(2)	$(3)	$(4)
Significant Assumptions Used to Measure Costs:
Discount rate	3.08%	2.71%	3.49%	3.09%	2.65%	3.47%
Expected average long-term increase in compensation level	3.75	3.75	3.75	N/A	N/A	N/A
Expected average long-term rate of return on assets	6.39	6.38	6.84	4.10	4.10	4.50
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2022, as a result of lump-sum distributions during the plan year, PSCo recorded a total pension settlement charge of $3 million. An immaterial amount was recorded in the income statement in 2022. There were no settlement charges recorded to the qualified pension plans in 2021 or 2020.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2022	2021	2022	2021
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$325	$313	$53	$48
Prior service credit	(1)	(1)	—	(2)
Total	$324	$312	$53	$46
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$3	$24	$—	$—
Noncurrent regulatory assets	320	288	53	46
Net-of-tax accumulated other comprehensive income	1	—	—	—
Total	$324	$312	$53	$46

Measurement date	Dec. 31, 2022	Dec. 31, 2021	Dec. 31, 2022	Dec. 31, 2021
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2020 - 2023 to meet minimum funding requirements. Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$50 million in January 2023, of which none was attributable to PSCo.
•$50 million in 2022, of which $40 million was attributable to PSCo.
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
Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$12 million expected in 2023, of which $3 million is attributable to PSCo.
•$13 million during 2022, of which $3 million was attributable to PSCo.
•$15 million during 2021, of which $3 million was attributable to PSCo.
•$11 million during 2020, of which $3 million was attributable to PSCo.

Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2022	2021	2022	2021
Domestic and international equity securities	33%	33%	16%	15%
Long-duration fixed income securities	38	37	—	—
Short-to-intermediate fixed income securities	9	11	71	71
Alternative investments	18	17	12	8
Cash	2	2	1	6
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments —
There was no significant plan amendments made in 2022 or 2020 which affected the projected benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
PSCo’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2023	$82	$31	$2	$29
2024	82	30	2	28
2025	82	29	2	27
2026	82	29	2	27
2027	81	28	2	26
2028-2032	388	124	11	113
Defined Contribution Plans
Xcel Energy, which includes PSCo, maintains 401(k) and other defined contribution plans that cover most employees. Total expense to these plans for PSCo was approximately $12 million in 2022, 2021 and 2020.

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
Comanche Unit 3 Litigation — In 2021, CORE filed a lawsuit in Denver County District Court, alleging PSCo breached ownership agreement terms by failing to operate Comanche Unit 3 in accordance with prudent utility practices. In January 2022, the Court granted PSCo’s motion to dismiss CORE’s claims for unjust enrichment, declaratory judgment and damages for replacement power costs. In April 2022, CORE filed a supplement to include the January 2022 outage and damages related to this event. Also in 2022, CORE sent notice of withdrawal from the ownership agreement based on the same alleged breaches. In February 2023, CORE disclosed its expert witness, who estimated damages incurred of $270 million. Also in February 2023, the court granted PSCo’s motion precluding CORE from seeking damages related to its withdrawal as part of the lawsuit. PSCo continues to believe CORE's claims are without merit and disputes CORE’s right to withdraw.
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
Historical MGP, Landfill and Disposal Sites
PSCo is currently investigating, remediating or performing post-closure actions at two historical MGP, landfill or other disposal sites across its service territory, excluding sites that are being addressed under current coal ash regulations (see below).
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
As of Dec. 31, 2022, PSCo has five regulated ash units in operation.
PSCo is currently exploring an agreement with a third party that would excavate and process ash for beneficial use (at two sites) and perform restoration at one site at a cost of approximately $45 million. An estimated liability has been recorded and amounts are expected to be fully recoverable through regulatory mechanisms.
Investigation and feasibility studies for additional corrective action related to offsite groundwater are ongoing (three sites). While the results are uncertain, additional costs are estimated to be up to $35 million. A liability has been recorded for the portion estimable/probable and are expected to be fully recoverable through regulatory mechanisms.
AROs — AROs have been recorded for PSCo’s assets.
PSCo’s AROs were as follows:

	2022
(Millions of Dollars)	Jan. 1, 2022	Amounts Incurred (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2022
Electric
Steam, hydro and other production	$152	$34	$6	$(12)	$180
Wind	42	—	2	—	44
Distribution	16	—	1	—	17
Natural gas
Transmission and distribution	204	—	10	20	234
Miscellaneous	8	—	—	(7)	1
Total liability	$422	$34	$19	$1	$476
(a)Amounts incurred relate to steam production pond remediation costs.
(b)In 2022, AROs were revised for changes in timing and estimates of cash flows. Revisions in steam, hydro, and other production AROs primarily related to changes in cost estimates for remediation of ash containment facilities. Changes in gas transmission and distribution AROs were primarily related to changes in labor rates coupled with increased gas line mileage and number of services.

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
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of PSCo’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2022. Therefore, an ARO has not been recorded for these facilities.
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
Most of PSCo’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate (weighted average of 4.2%). PSCo has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from minimum lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
PPAs	$612	$600
Other	80	77
Gross operating lease ROU assets	692	677
Accumulated amortization	(255)	(268)
Net operating lease ROU assets	$437	$409
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
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases.
Finance lease ROU assets:

(Millions of Dollars)	Dec. 31, 2022	Dec. 31, 2021
Gas storage facilities	$160	$201
Gas pipeline	21	21
Gross finance lease ROU assets	181	222
Accumulated amortization	(64)	(97)
Net finance lease ROU assets	$117	$125
Components of lease expense:

(Millions of Dollars)	2022	2021	2020
Operating leases
PPA capacity payments	$91	$102	$100
Other operating leases (a)	20	16	13
Total operating lease expense (b)	$111	$118	$113
Finance leases
Amortization of ROU assets	$4	$7	$7
Interest expense on lease liability	16	17	18
Total finance lease expense	$20	$24	$25
(a)Includes short-term lease expense of $1 million for 2022, 2021 and 2020.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Dec. 31, 2022:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2023	$80	$18	$98	$18
2024	92	18	110	18
2025	91	12	103	18
2026	74	7	81	18
2027	44	7	51	16
Thereafter	59	14	73	348
Total minimum obligation	440	76	516	436
Interest component of obligation	(49)	(8)	(57)	(319)
Present value of minimum obligation	$391	$68	459	117
Less current portion			(80)	(3)
Noncurrent operating and finance lease liabilities			$379	$114

Weighted-average remaining lease term in years			5.4	37.8
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2032.
PPAs and Fuel Contracts
Non-Lease PPAs — PSCo has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered and capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2027, contain minimum energy purchase requirements.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $3 million, $2 million and $10 million in 2022, 2021 and 2020, respectively.
Capacity and energy payments are contingent on the IPP meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2022, the estimated future payments for capacity that PSCo is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity
2023	$3
2024	3
2025	3
2026	1
2027	—
Thereafter	—
Total	$10
Fuel Contracts — PSCo has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2023 and 2060. PSCo is required to pay additional amounts depending on actual quantities shipped under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2022:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2023	$196	$504	$107
2024	99	6	106
2025	54	—	108
2026	33	—	110
2027	35	—	110
Thereafter	—	—	475
Total	$417	$510	$1,016
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

PSCo evaluated each of these VIEs for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices, and financing activities. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. PSCo had approximately 1,442 MW and 1,518 MW of capacity under long-term PPAs at Dec. 31, 2022 and 2021, respectively, with entities that have been determined to be VIEs. These agreements have expiration dates through 2032.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2022
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(21)		$(1)	$(22)
Other comprehensive loss before reclassifications	—		(1)	(1)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	1	(a)	—	1
Net current period other comprehensive income (loss)	1		(1)	—
Accumulated other comprehensive loss at Dec. 31	$(20)		$(2)	$(22)
(a)Included in interest charges.

	2021
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(23)		$(1)	$(24)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	1	(a)	—	1
Amortization of net actuarial gains	1		—	1
Net current period other comprehensive income	2		—	2
Accumulated other comprehensive loss at Dec. 31	$(21)		$(1)	$(22)
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

PSCo’s segment information:

(Millions of Dollars)	2022	2021	2020
Regulated Electric
Operating revenues — external	$3,795	$3,413	$3,116
Intersegment revenue	1	1	1
Total revenues	$3,796	$3,414	$3,117
Depreciation and amortization	650	566	497
Interest charges and financing costs	200	179	173
Income tax (benefit) expense	(11)	(16)	13
Net income	550	495	460
Regulated Natural Gas
Total revenues	$1,860	$1,355	$1,024
Depreciation and amortization	190	171	152
Interest charges and financing costs	59	53	50
Income tax expense	49	45	29
Net income	180	168	126
All Other
Total revenues (a)	$53	$47	$43
Depreciation and amortization	8	7	6
Interest charges and financing costs	1	2	1
Income tax (benefit) expense	(1)	4	3
Net (loss) income	(3)	(3)	2

Consolidated Total
Total revenues (a)	$5,709	$4,816	$4,184
Reconciling eliminations	(1)	(1)	(1)
Total operating revenues	$5,708	$4,815	$4,183
Depreciation and amortization	848	744	655
Interest charges and financing costs	260	234	224
Income tax expense	37	33	45
Net income	727	660	588
(a)    Operating revenues include $5 million of other affiliate revenue for the years ended Dec. 31, 2022, 2021 and 2020, respectively. See Note 13 for further information.

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
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2022	2021	2020
Operating revenues:
Other	$5	$5	$5
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	670	617	571
Interest expense	2	—	—
Accounts receivable and payable with affiliates at Dec. 31:

	2022		2021
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$2	$—	$—	$16
NSP-Wisconsin	—	2	—	2
SPS	—	11	—	7
Other subsidiaries of Xcel Energy Inc.	9	62	13	44
	$11	$75	$13	$69

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
Internal Control Over Financial Reporting
No changes in PSCo’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2022 that materially affected, or are reasonably likely to materially affect, PSCo’s internal control over financial reporting. PSCo maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. PSCo has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2022 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, PSCo conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, PSCo did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in PSCo’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 9B — OTHER INFORMATION
None.

ITEM 9C — DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III
Items 10, 11 and 12 of Part III of Form 10-K have been omitted from this report for PSCo in accordance with conditions set forth in general instructions I(1)(a) and (b) of Form 10-K for wholly-owned subsidiaries.

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2023 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2022.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2022, 2021 and 2020.
Consolidated Balance Sheets — As of Dec. 31, 2022 and 2021.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2022, 2021 and 2020.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2022, 2021 and 2020.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of PSCo as Amended and Restated on Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Indenture, dated as of Oct. 1, 1993, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to Morgan Guaranty Trust Company of New York), as Trustee, providing for the issuance of First Collateral Trust Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(d)(3)
4.02*	Supplemental Indenture No. 17, dated as of Aug. 1, 2007, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million of 6.25% First Mortgage Bonds, Series No. 17 due Sept. 1, 2037	PSCo Form 8-K dated Aug. 8, 2007	4.01
4.03*	Supplemental Indenture No. 18, dated as of Aug. 1, 2008, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association, as Trustee, creating $300 million aggregate principal amount of 6.50% First Mortgage Bonds, Series No. 19 due Aug. 1, 2038	PSCo Form 8-K dated Aug. 6, 2008	4.01
4.04*	Supplemental Indenture No. 21, dated as of Aug. 1, 2011, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 4.75% First Mortgage Bonds, Series No. 22 due Aug. 15, 2041	PSCo Form 8-K dated Aug. 9, 2011	4.01
4.05*	Supplemental Indenture No. 22, dated as of Sept. 1, 2012, between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $500 million aggregate principal amount of 3.60% First Mortgage Bonds, Series No. 24 due Sept. 15, 2042	PSCo Form 8-K dated Sept. 11, 2012	4.01
4.06*	Supplemental Indenture No. 23, dated as of March 1, 2013, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 2.50% First Mortgage Bonds, Series No. 25 due March 15, 2023 and $250 million aggregate principal amount of 3.95% First Mortgage Bonds, Series No. 26 due March 15, 2043	PSCo Form 8-K dated March 26, 2013	4.01
4.07*	Supplemental Indenture No. 24, dated as of March 1, 2014, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.30% First Mortgage Bonds, Series No. 27 due March 15, 2044	PSCo Form 8-K dated March 10, 2014	4.01
4.08*	Supplemental Indenture No. 25, dated as of May 1, 2015, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 2.90% First Mortgage Bonds, Series No. 28 due May 15, 2025	PSCo Form 8-K dated May 12, 2015	4.01
4.09*	Supplemental Indenture No. 26, dated as of June 1, 2016, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 3.55% First Mortgage Bonds, Series No. 29 due June 15, 2046	PSCo Form 8-K dated June 13, 2016	4.01
4.10*	Supplemental Indenture No. 27, dated as of June 1, 2017, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 3.80% First Mortgage Bonds, Series No. 30 due June 15, 2047	PSCo Form 8-K dated June 19, 2017	4.01
4.11*	Supplemental Indenture No. 28, dated as of June 1, 2018, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 31 due June 15, 2028, and $350 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 32 due June 15, 2048	PSCo Form 8-K dated June 21, 2018	4.01
4.12*	Supplemental Indenture No. 29, dated as of March 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 4.05% First Mortgage Bonds, Series No. 33 due Sept. 15, 2049	PSCo Form 8-K dated March 13, 2019	4.01
4.13*	Supplemental Indenture No. 30, dated as of Aug. 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $550 million aggregate principal amount of 3.20% First Mortgage Bonds, Series No. 34 due March 1, 2050	PSCo Form 8-K dated August 13, 2019	4.01
4.14*	Supplemental Indenture No. 31, dated as of May 1, 2020, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $375 million aggregate principal amount of 2.70% First Mortgage Bonds, Series No. 35 due Jan. 15, 2051 and $375 million aggregate principal amount of 1.90% First Mortgage Bonds, Series No. 36 due Jan. 15, 2031	PSCo Form 8-K dated May 15, 2020	4.01
4.15*	Supplemental Indenture No. 32, dated as of February 1, 2021, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $750 million aggregate principal amount of 1.875% First Mortgage Bonds, Series No. 37 due June 15, 2031	PSCo Form 8-K dated March 1, 2021	4.01

4.16*	Supplemental Indenture No. 33, dated as of May 1, 2022, by and between PSCo and U.S. Bank Trust Company, National Association, as Trustee, creating $300 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 38 due June 1, 2032 and $400 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 39 due June 1, 2052	PSCo Form 8-K dated May 17, 2022	99.03
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Executive Annual Incentive Plan (as amended and restated effective Feb. 17, 2010)	Xcel Energy Inc. Definitive Proxy Statement dated April 6, 2010	Appendix A
10.10*+	First Amendment to Exhibit 10.09 dated Feb. 20, 2013	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2013	10.01
10.11*+	Xcel Energy Inc. Executive Annual Incentive Award Plan Form of Restricted Stock Agreement	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2009	10.08
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.01
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Terms and Conditions under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan for Awards of Restricted Stock Units and/or Performance Share Units	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.35
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards since 2020	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Equivalent Program for Non-Employee Directors of Xcel Energy Inc. under the Xcel Energy Inc. 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated May 20, 2015	10.02
10.22*+	Summary of Non-Employee Director Compensation, effective as of Oct. 1, 2021	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2021	10.01
10.23*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.24*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.25*	Proposed Settlement Agreement, excerpts, as filed with the CPUC	Xcel Energy Inc. Form 8-K dated Dec. 3, 2004	99.02
10.26*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.03
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Public Service Co. of Colorado and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2022	2021	2020
Balance at Jan. 1	$40	$29	$21
Additions charged to costs and expenses	38	26	24
Additions charged to other accounts (a)	18	4	4
Deductions from reserves (b)	(42)	(19)	(20)
Balance at Dec. 31	$54	$40	$29
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

Item 16 — Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF COLORADO

Feb. 23, 2023	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ ROBERT S. KENNEY
Robert C. Frenzel	Robert S. Kenney
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
(Principal Accounting Officer and Principal Financial Officer)
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
PSCo has not sent, and does not expect to send, an annual report or proxy statement to its security holder.