Form 10-Q
period 2023-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2023-04-27
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 27, 2023
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
SEC	Securities and Exchange Commission

Other
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CORE	CORE Electric Cooperative
CSPV	Crystalline Silicon Photovoltaic
ECA	Retail electric commodity adjustment
ETR	Effective Tax Rate
GAAP	United States generally accepted accounting principles
GCA	Gas cost adjustment
IPP	Independent power producing entity
LDC	Local distribution company
MGP	Manufactured gas plant
NOPR	Notice of proposed rulemaking
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RFP	Request for proposal
TCA	Transmission cost adjustment
UCA	Colorado Office of the Utility Consumer Advocate

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Operating revenues
Electric	$920	$828
Natural gas	811	578
Other	16	17
Total operating revenues	1,747	1,423

Operating expenses
Electric fuel and purchased power	382	344
Cost of natural gas sold and transported	501	329
Cost of sales — other	5	5
Operating and maintenance expenses	230	216
Demand side management expenses	36	34
Depreciation and amortization	228	193
Taxes (other than income taxes)	73	65
Total operating expenses	1,455	1,186

Operating income	292	237

Other income, net	1	—
Allowance for funds used during construction — equity	7	6

Interest charges and financing costs
Interest charges — includes other financing costs of $2	73	60
Allowance for funds used during construction — debt	(4)	(2)
Total interest charges and financing costs	69	58

Income before income taxes	231	185
Income tax expense	17	9
Net income	$214	$176
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Net income	$214	$176
Other comprehensive income
Pension and retiree medical benefits:
Reclassification of loss to net income, net of tax of $—	1	—

Total other comprehensive income	1	—
Total comprehensive income	$215	$176

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2023	2022
Operating activities
Net income	$214	$176
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	230	194
Deferred income taxes	(31)	(2)
Allowance for equity funds used during construction	(7)	(6)
Provision for bad debts	10	7
Changes in operating assets and liabilities:
Accounts receivable	40	(73)
Accrued unbilled revenues	200	65
Inventories	120	55
Other current assets	24	4
Accounts payable	(195)	8
Net regulatory assets and liabilities	62	36
Other current liabilities	98	57
Pension and other employee benefit obligations	—	(16)
Other, net	(5)	(23)
Net cash provided by operating activities	760	482

Investing activities
Utility capital/construction expenditures	(464)	(384)
Net cash used in investing activities	(464)	(384)

Financing activities
Repayments of short-term borrowings, net	65	(142)
Borrowings under utility money pool arrangement	—	101
Repayments under utility money pool arrangement	—	(63)
Proceeds from issuance of long-term debt	—	(1)
Repayments of long-term debt	(250)	—
Capital contributions from parent	74	92
Dividends paid to parent	(173)	(104)
Net cash used in financing activities	(284)	(117)

Net change in cash, cash equivalents and restricted cash	12	(19)
Cash, cash equivalents and restricted cash at beginning of period	10	25
Cash, cash equivalents and restricted cash at end of period	$22	$6

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(79)	$(77)
Cash received (paid) for income taxes, net	20	(2)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$154	$121
Inventory transfers to property, plant and equipment	15	9
Operating lease right-of-use assets	17	—
Allowance for equity funds used during construction	7	6
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$22	$10
Accounts receivable, net	513	562
Accounts receivable from affiliates	—	11
Accrued unbilled revenues	319	519
Inventories	184	319
Regulatory assets	450	411
Derivative instruments	38	65
Prepayments and other	83	103
Total current assets	1,609	2,000

Property, plant and equipment, net	19,891	19,652

Other assets
Regulatory assets	1,209	1,277
Derivative instruments	19	22
Operating lease right-of-use assets	432	437
Other	266	231
Total other assets	1,926	1,967
Total assets	$23,426	$23,619

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$250
Short-term debt	359	294
Accounts payable	512	764
Accounts payable to affiliates	86	75
Regulatory liabilities	70	59
Taxes accrued	353	242
Accrued interest	47	59
Dividends payable to parent	130	120
Derivative instruments	20	30
Operating lease liabilities	90	80
Other	112	115
Total current liabilities	1,779	2,088

Deferred credits and other liabilities
Deferred income taxes	1,965	1,983
Regulatory liabilities	2,532	2,489
Asset retirement obligations	482	476
Derivative instruments	10	9
Customer advances	142	144
Pension and employee benefit obligations	13	13
Operating lease liabilities	365	379
Other	200	198
Total deferred credits and other liabilities	5,709	5,691

Commitments and contingencies
Capitalization
Long-term debt	6,611	6,610
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at March 31, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	7,057	6,992
Retained earnings	2,291	2,260
Accumulated other comprehensive loss	(21)	(22)
Total common stockholder's equity	9,327	9,230
Total liabilities and equity	$23,426	$23,619
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2023 and 2022
Balance at Dec. 31, 2021	100	$—	$6,426	$2,040	$(22)	$8,444
Net income				176		176
Dividends declared to parent				(129)		(129)
Contribution of capital by parent			80			80
Balance at March 31, 2022	100	$—	$6,506	$2,087	$(22)	$8,571

Balance at Dec. 31, 2022	100	$—	$6,992	$2,260	$(22)	$9,230
Net income				214		214
Other comprehensive income					1	1
Dividends declared to parent				(183)		(183)
Contribution of capital by parent			65			65
Balance at March 31, 2023	100	$—	$7,057	$2,291	$(21)	$9,327

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo and its subsidiaries as of March 31, 2023 and Dec. 31, 2022; the results of PSCo’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three months ended March 31, 2023 and 2022; and PSCo’s cash flows for the three months ended March 31, 2023 and 2022.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2023, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2022 balance sheet information has been derived from the audited 2022 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2022.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2022, filed with the SEC on Feb. 23, 2023. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2022 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
As of March 31, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on PSCO’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$570	$616
Less allowance for bad debts	(57)	(54)
Accounts receivable, net	$513	$562

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$80	$80
Fuel	48	68
Natural gas	56	171
Total inventories	$184	$319

(Millions of Dollars)	March 31, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$15,928	$15,771
Natural gas plant	6,021	5,949
Common and other property	1,424	1,415
Plant to be retired (a)	1,288	1,305
Construction work in progress	1,015	877
Total property, plant and equipment	25,676	25,317
Less accumulated depreciation	(5,785)	(5,665)
Property, plant and equipment, net	$19,891	$19,652
(a)Amounts include Comanche Units 2 and 3, Craig Units 1 and 2, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion. Amounts are presented net of accumulated depreciation.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool.
Money Pool — Xcel Energy. and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries. Xcel Energy may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy.
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	29
Maximum amount outstanding	—	250
Weighted average interest rate, computed on a daily basis	N/A	1.66%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$700	$700
Amount outstanding at period end	359	294
Average amount outstanding	276	71
Maximum amount outstanding	454	328
Weighted average interest rate, computed on a daily basis	4.90%	2.56%
Weighted average interest rate at period end	5.24	4.73
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2023 and Dec. 31, 2022, there were $27 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
Revolving Credit Facility — In order to issue its commercial paper, PSCo must have a revolving credit facility equal or greater than the amount of its commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility.

The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
PSCo has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At March 31, 2023, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$385	$315
(a)    Expires in September 2027.
(b)    Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at March 31, 2023 and Dec. 31, 2022.
Long-Term Borrowings
On April 3, 2023, PSCo issued $850 million of 5.25% first mortgage bonds due April 1, 2053.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended March 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$333	$541	$4	$878
C&I	423	216	12	651
Other	14	—	—	14
Total retail	770	757	16	1,543
Wholesale	75	—	—	75
Transmission	25	—	—	25
Other	11	44	—	55
Total revenue from contracts with customers	881	801	16	1,698
Alternative revenue and other	39	10	—	49
Total revenues	$920	$811	$16	$1,747

	Three Months Ended March 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$302	$386	$3	$691
C&I	383	142	2	527
Other	12	—	—	12
Total retail	697	528	5	1,230
Wholesale	66	—	—	66
Transmission	19	—	—	19
Other	12	43	—	55
Total revenue from contracts with customers	794	571	5	1,370
Alternative revenue and other	34	7	12	53
Total revenues	$828	$578	$17	$1,423

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended March 31
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.5	3.6
Increases (decreases):
Wind PTCs (a)	(11.7)	(14.8)
Plant regulatory differences (b)	(4.8)	(3.8)
Other tax credits, net operating loss & tax credit allowances	(0.9)	(1.3)
Other (net)	0.3	0.2
Effective income tax rate	7.4%	4.9%
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
At March 31, 2023, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2023, PSCo had no unsettled interest rate derivatives.
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
Results of derivative instrument transactions entered into for trading purposes are presented in the consolidated statements of income as electric revenues, net of any sharing with customers. These activities are not intended to mitigate commodity price risk associated with regulated electric and natural gas operations. Sharing of these margins is determined through state regulatory proceedings as well as the operation of the FERC-approved joint operating agreement.
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
As of March 31, 2023, PSCo had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	March 31, 2023	Dec. 31, 2022
Megawatt hours of electricity	7	8
Million British thermal units of natural gas	37	43
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
As of March 31, 2023, three of PSCo’s ten most significant counterparties for these activities, comprising $37 million, or 45%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the ten most significant counterparties, comprising $24 million, or 29%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
Two of these significant counterparties, comprising $21 million, or 26%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Five of these significant counterparties are independent system operators, municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.
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
As of March 31, 2023 and Dec. 31, 2022, there were no derivative liabilities position with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of March 31, 2023 and Dec. 31, 2022, there were no derivative instruments in a liability position with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2023 and Dec. 31, 2022.
Recurring Derivative Fair Value Measurements
Changes in the fair value of natural gas commodity derivatives recognized as regulatory assets and liabilities included immaterial net losses and $1 million of net gains for the three months ended March 31, 2023 and 2022, respectively. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

	Pre-Tax Losses Reclassified into Income During the Period from:		Pre-Tax Losses Recognized During the Period in Income
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2023
Other derivative instruments
Natural gas commodity	9	(a)	(12)	(a)(b)
Total	$9		$(12)
Three Months Ended March 31, 2022
Other derivative instruments
Natural gas commodity	2	(a)	(11)	(a)(b)
Total	$2		$(11)
(a)    Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(b)    Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$6	$124	$—	$130	$(92)	$38	$16	$220	$1	$237	$(184)	$53
Natural gas commodity	—	—	—	—	—	—	—	12	—	12	—	12
Total current derivative assets	$6	$124	$—	$130	$(92)	$38	$16	$232	$1	$249	$(184)	$65
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$8	$22	$11	$41	$(22)	$19	$12	$32	$9	$53	$(31)	$22
Total noncurrent derivative assets	$8	$22	$11	$41	$(22)	$19	$12	$32	$9	$53	$(31)	$22

	March 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1	$133	$1	$135	$(115)	$20	$5	$237	$1	$243	$(223)	$20
Natural gas commodity	—	—	—	—	—	—	—	10	—	10	—	10
Total current derivative liabilities	$1	$133	$1	$135	$(115)	$20	$5	$247	$1	$253	$(223)	$30
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$5	$27	$—	$32	$(22)	$10	$7	$40	$—	$47	$(38)	$9
Total noncurrent derivative liabilities	$5	$27	$—	$32	$(22)	$10	$7	$40	$—	$47	$(38)	$9
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At both March 31, 2023 and Dec. 31, 2022, derivative assets and liabilities include no obligations to return cash collateral. At March 31, 2023 and Dec. 31, 2022, derivative assets and liabilities include rights to reclaim cash collateral of $23 million and $46 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$9	$(63)
Settlements (a)	—	2
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	1	(8)
Balance at March 31	$10	$(69)
(a)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of March 31, 2023, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$6,611	$5,801	$6,860	$5,881
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2023 and Dec. 31, 2022 and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$7	$—	$—
Interest cost (a)	14	10	4	3
Expected return on plan assets (a)	(19)	(19)	(4)	(4)
Amortization of prior service credit (a)	—	—	—	(1)
Amortization of net loss (a)	1	6	1	—
Net periodic benefit cost	1	4	1	(2)
Effects of regulation	3	3	—	1
Net benefit cost recognized for financial reporting	$4	$7	$1	$(1)

(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2023, contributions totaling $50 million were made across Xcel Energy’s pension plans, of which none was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2023.

9. Commitments and Contingencies
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
Environmental
MGP, Landfill and Disposal Sites
PSCo is investigating, remediating or performing post-closure actions at two MGP, landfill or other disposal sites across its service territory, excluding sites that are being addressed under current coal ash regulations.
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
As of March 31, 2023, PSCo has five regulated ash units in operation.
PSCo has executed an agreement with a third party that will excavate and process ash for beneficial use (at two sites) at a cost of approximately $45 million. An estimated liability has been recorded and amounts are expected to be fully recoverable through regulatory mechanisms.
Investigation and feasibility studies for additional corrective action related to offsite groundwater are ongoing (at three sites). While the results are uncertain, additional costs are estimated to be at least $30 million. A liability has been recorded for the portion of these actions that are estimable/probable, and are expected to be fully recoverable through regulatory mechanisms.
Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31.
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$22	$25
Other operating leases (a)	5	6
Total operating lease expense (b)	$27	$31
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	4	4
Total finance lease expense	$5	$5
(a)Includes immaterial short-term lease expense for 2023 and 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating and finance leases as of March 31, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$437	$72	$509	$432
Interest component of obligation	(46)	(8)	(54)	(316)
Present value of minimum obligation	$391	$64	455	116
Less current portion			(90)	(3)
Noncurrent operating and finance lease liabilities			$365	$113
Variable Interest Entities
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
PSCo had approximately 1,509 MW and 1,442 MW of capacity under long-term PPAs at March 31, 2023 and Dec. 31, 2022 with entities that have been determined to be variable interest entities. PSCo concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20)	$(2)	$(22)	$(21)	$(1)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of net actuarial loss (a)	—	1	1	—	—	—
Net current period other comprehensive income	—	1	1	—	—	—
Accumulated other comprehensive loss at March 31	$(20)	$(1)	$(21)	$(21)	$(1)	$(22)

(a) Included in the computation of net periodic pension and postretirement benefit costs. See Note 8 for further information.

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
PSCo’s segment information:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues	$920	$828
Net income	99	96
Regulated Natural Gas
Total revenues	$811	$578
Net income	113	80
All Other
Total revenues (a)	$16	$17
Net income	2	—
Consolidated Total
Total revenues (a)	$1,747	$1,423
Net income	214	176
(a)    Total revenues include $1 million of other affiliate revenue for both the three months ended March 31, 2023 and 2022.

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
We use this non-GAAP financial measure to evaluate and provide details of PSCo’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of PSCo. For the three months ended March 31, 2023 and 2022, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
PSCo’s net income was $214 million for the three months ended March 31, 2023, compared to $176 million for the prior year. The higher earnings primarily reflect the timing of recovery of electric and natural gas infrastructure investment and the impact of colder than normal weather, partially offset by increased depreciation, O&M expenses and interest charges. Incremental investment recovery was implemented for electric operations in April 2022 and natural gas operations in November 2022, resulting in higher revenues in the first quarter of 2023 compared to 2022. The year-over-year impact of these higher revenues is not expected to continue throughout the rest of the year. Earnings are not a result of higher natural gas prices as PSCo does not profit on fuel or power costs purchased for its customers.

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
Electric revenues, fuel and purchased power and electric margin and explanation of the changes are listed as follows:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Electric revenues	$920	$828
Electric fuel and purchased power	(382)	(344)
Electric margin	$538	$484

(Millions of Dollars)	Three Months Ended March 31, 2023 vs. 2022
Regulatory rate outcomes	$27
Wholesale transmission (net)	8
Non-fuel riders	4
Sales and demand (a)	3
Other, net	12
Total increase	$54
(a)Sales excludes weather impact, net of decoupling.
Natural Gas Margin
Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for the cost of natural gas sold are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Natural gas revenues, cost of natural gas sold and transported and natural gas margin and explanation of the changes are listed as follows:

	Three Months Ended March 31
(Millions of Dollars)	2023	2022
Natural gas revenues	$811	$578
Cost of natural gas sold and transported	(501)	(329)
Natural gas margin	$310	$249

(Millions of Dollars)	Three Months Ended March 31, 2023 vs. 2022
Regulatory rate outcomes	$47
Estimated impact of weather	18
Other, net	(4)
Total increase	$61
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M costs increased $14 million year-to-date. The increase is due to timing of regulatory recovery mechanisms, emergent maintenance at generation facilities, higher bad debt expense and the impact of inflationary pressures, including labor increases.
Depreciation and Amortization — Depreciation and amortization expense increased $35 million year-to-date. The increase was primarily due to normal system expansion and new electric and natural gas depreciation rates.
Interest Charges — Interest charges increased $13 million year-to-date, largely due to higher interest rates and increased long-term debt levels to fund capital investments.
Income Taxes — Income tax expense increased $8 million for the first quarter, primarily driven by higher pretax earnings.
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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2022, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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
Next steps in the procedural schedule are expected to be as follows:
•Answer testimony May 3, 2023.
•Rebuttal testimony: May 31, 2023.
•Settlement deadline: June 14, 2023.
•Hearing: July 6-21, 2023.
•Statement of position: Aug. 10, 2023.
A CPUC decision is expected in the third quarter of 2023.

Colorado Resource Plan — In August 2022, the CPUC approved an updated settlement, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. The CPUC deferred a decision on the method of cost recovery for the retiring coal units to a separate docket, which will consider accelerated depreciation, creation of regulatory assets and securitization. In April 2023, PSCo filed a coal cost recovery settlement with the CPUC that includes regulatory asset recovery of the remaining plant balances at retirement and a potential bundled securitization of the remaining coal plant book values including Comanche Unit 3 in 2031.
In December 2022, PSCo commenced the RFP process for generation resources with bids due in March 2023. After reviewing the bids received, PSCo will file a report with the CPUC with recommended resource acquisitions and a CPUC decision on the resources to be acquired is expected in November 2023.
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
In April 2022, PSCo made its annual filing on this matter. In December 2022, the ALJ approved a settlement between PSCo, CPUC Staff and the UCA. In the first quarter of 2023, PSCo filed a petition for CPUC declaratory judgment to address the treatment of any expired balance under the 3% soft cap provisions. A decision is pending.
As of March 31, 2023, PSCo has recognized a refund for Residential customers and a surcharge for small C&I customers based on 2020, 2021, 2022 and the first quarter of 2023 results.
Transmission Cost Adjustment — In December 2022, the CPUC suspended PSCo’s request for 2023 TCA rate changes. The CPUC Staff protested the TCA on the grounds that only projects resulting in new transmission should be included and no repair or replacement of existing infrastructure should be included. The CPUC consolidated the matter with the pending electric rate case for assessment.
ECA Fuel Recovery — In December 2022, PSCo filed its first quarter 2023 ECA Advice Letter, which sought to recover $123 million of under-recovered 2022 fuel costs over two quarters (instead of one quarter, as more typical). In December 2022, the CPUC found that the $123 million should be removed from the proposed ECA rates, and required PSCo to file a separate application to recover these costs.
In February 2023, PSCo submitted an interim ECA filing which included $70 million of the 2022 under-recovered costs and collections commenced on March 1, 2023. The remaining $53 million of under-recovered costs consists of $25 million of ordinary fuel and purchased energy costs and $28 million costs attributable to coal curtailments resulting from rail transportation labor shortages. PSCo expects to make filings in the second quarter regarding the prudence of costs associated with coal curtailments, and to request that recovery of the remaining $25 million of ordinary fuel and purchased energy costs commence in the third quarter.
GCA NOPR — In June 2021, the CPUC issued a NOPR addressing the recovery of costs through the GCA. The CPUC has proposed a 2-step process aimed at 1) considering near term process changes to the GCA and 2) a longer-term process to evaluate potential performance incentive structures. In step 1, consensus proposed rule amendments to update the process and filing requirements for GCA and related filings have been submitted to the CPUC for consideration. PSCo worked with other utilities and stakeholders regarding consensus proposed rule amendments for step 2, including a provision that each LDC bring forward its own PIM in a future filing. In December 2022, the CPUC approved the consensus proposal. PSCo expects to file its proposed PIM in the second quarter of 2023.
In February 2023, the Governor of Colorado issued an open letter to the CPUC, utilities and other stakeholders directing agencies to take additional steps to address energy costs. It is likely this request will result in the opening of additional dockets to further explore the GCA and other related mechanisms. Additionally, the Colorado Legislature formed a Joint Select Committee to investigate the source of rising utility rates and explore potential actions to prevent future price instability. Legislation has been introduced by members of the Joint Select Committee on a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines).
Natural Gas Planning — In the first quarter of 2023, final rules were issued to implement recent state legislation requiring natural gas utilities to develop clean heat plans to meet state greenhouse gas emission reduction targets, as well as updated demand-side management criteria. Additionally, the rules included new comprehensive natural gas infrastructure planning requirements and Certificate of Public Convenience and Necessity application procedures, changes in natural gas line extension policy, and details on emission accounting related to clean heat plans.
Real-Time Energy Imbalance Market — In April 2023, PSCo joined the SPP Western Energy Imbalance Service market which balances generation and load regionally and in real time for participants in the Western Interconnection. PSCo’s participation in the SPP Western Energy Imbalance Service market replaces its joint dispatch agreement while extending the geographic area for which energy sales are made.
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
Electric Meters and Transformers
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure meters, which led to a reduced number of meters deployed in 2022. While we have seen improvements in the 2023 deployment plan, the supply chain challenges persist. Full 2023 impacts and mitigation plans are currently being evaluated.

Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and in some cases may result in delays in projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. PSCo continues to seek alternative suppliers and prioritize work plans to mitigate impacts of supply constraints.
Solar Resources
In April 2022, the U.S. Department of Commerce initiated an anti-circumvention investigation that would subject CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia with potential incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs has been issued and many significant solar projects have resumed with modified costs and projected in-service dates, including certain PPAs in PSCo. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (i.e., as a result of implementation of the Uyghur Forced Labor Protection Act) could impact project timelines and costs.
Marshall Wildfire
In December 2021, a wildfire ignited in Boulder County, Colorado (the “Marshall Fire”), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. Boulder County authorities are currently investigating the fire and have not yet determined a cause. There were no downed power lines in the ignition area, and nothing PSCo has seen to this point indicates that our equipment or operations caused the fire.
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
In March 2022, a class action suit was filed in Boulder County pertaining to the Marshall Fire. In the remote event PSCo was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage and have a material adverse effect on our financial condition, results of operations or cash flows. In December 2022, the District Court judge denied PSCo’s Motion to Dismiss. An evidentiary hearing regarding our request to dismiss Xcel Energy, Inc. from the suit is scheduled for May 2023.

Environmental
Clean Air Act
GHG Emissions Limits — It is anticipated the EPA will propose rules to limit GHG emissions from new fossil fuel-fired electric generating units and natural gas-fired stationary combustion units under Clean Air Act Section 111(b) as well as emission guidelines under Clean Air Act Section 111(d) to limit GHG emissions from existing fossil fuel-fired electric generating units in 2023.
If any new rules require additional investment, PSCo believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation
In February 2023, the EPA entered into a Consent Decree committing the agency to either issue new proposed rules by May 5, 2023, to regulate inactive CCR landfills under the CCR Rule for the first time or to determine no such rules are necessary by that date.
If proposed rules are issued, the EPA has committed to a May 2024 effective date for those new rules. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule. Until proposed rules are issued, it is not certain what the impact will be on PSCo.
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. PSCo does not manufacture PFAS but because PFAS are so ubiquitous in products and the environment, it may impact our operations.
In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA.
In March 2023, the EPA published a proposed rule that would establish enforceable drinking water standards for certain PFAS chemicals.
The proposed rules could result in new obligations for investigation and cleanup. PSCo is monitoring changes to state laws addressing PFAS. The impact of these proposed regulations is uncertain.
Effluent Limitation Guidelines
In March 2023, the EPA released a proposed rule under the Clean Water Act, setting forth proposed Effluent Limitations Guidelines and Standards for steam generating coal plants. This proposed rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Comments to the proposed regulations are due May 30, 2023. The impact of these proposed regulations is uncertain.

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
As of March 31, 2023, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2022, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture No. 34 dated as of March 1, 2023, between PSCo and U.S. Bank Trust Company, National Association, as successor Trustee, creating $850 million aggregate principal amount of 5.25% First Mortgage Bonds, Series No. 40 due April 1, 2053	PSCo Form 8-K dated April 3, 2023	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

4/27/2023	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)