Form 10-Q
period 2023-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2023-07-27
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 27, 2023
Common Stock, $0.01 par value	100 shares
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee work force and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cyber security threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Operating revenues
Electric	$844	$884	$1,764	$1,712
Natural gas	271	274	1,082	852
Other	13	11	29	28
Total operating revenues	1,128	1,169	2,875	2,592

Operating expenses
Electric fuel and purchased power	317	332	699	676
Cost of natural gas sold and transported	115	122	616	451
Cost of sales — other	3	4	8	9
Operating and maintenance expenses	222	214	452	430
Demand side management expenses	31	31	67	65
Depreciation and amortization	230	215	458	408
Taxes (other than income taxes)	72	70	145	135
Total operating expenses	990	988	2,445	2,174

Operating income	138	181	430	418

Other income, net	5	—	6	—
Allowance for funds used during construction — equity	6	8	13	14

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $4 and $4, respectively	76	69	149	129
Allowance for funds used during construction — debt	(3)	(3)	(7)	(5)
Total interest charges and financing costs	73	66	142	124

Income before income taxes	76	123	307	308
Income tax benefit	(17)	(9)	—	—
Net income	$93	$132	$307	$308
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2023	2022	2023	2022
Net income	$93	$132	$307	$308
Other comprehensive income
Pension and retiree medical benefits:
Reclassification of loss to net income, net of tax of $—	—	—	1	—

Total other comprehensive income	—	—	1	—
Total comprehensive income	$93	$132	$308	$308

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2023	2022
Operating activities
Net income	$307	$308
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	462	410
Deferred income taxes	(73)	(1)
Allowance for equity funds used during construction	(13)	(14)
Provision for bad debts	16	15
Changes in operating assets and liabilities:
Accounts receivable	163	(10)
Accrued unbilled revenues	271	66
Inventories	78	3
Other current assets	17	(10)
Accounts payable	(295)	75
Net regulatory assets and liabilities	143	(24)
Other current liabilities	(91)	(105)
Pension and other employee benefit obligations	—	(14)
Other, net	(9)	(58)
Net cash provided by operating activities	976	641

Investing activities
Utility capital/construction expenditures	(943)	(873)
Investments in utility money pool arrangement	(367)	(45)
Repayments from utility money pool arrangement	331	45
Net cash used in investing activities	(979)	(873)

Financing activities
Repayments of short-term borrowings, net	(294)	(147)
Borrowings under utility money pool arrangement	—	411
Repayments under utility money pool arrangement	—	(386)
Proceeds from issuance of long-term debt	834	686
Repayments of long-term debt	(250)	(300)
Capital contributions from parent	74	183
Dividends paid to parent	(358)	(233)
Net cash provided by financing activities	6	214

Net change in cash, cash equivalents and restricted cash	3	(18)
Cash, cash equivalents and restricted cash at beginning of period	10	25
Cash, cash equivalents and restricted cash at end of period	$13	$7

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(127)	$(117)
Cash paid for income taxes, net	(68)	(50)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$211	$175
Inventory transfers to property, plant and equipment	30	12
Operating lease right-of-use assets	17	15
Allowance for equity funds used during construction	13	14
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$13	$10
Accounts receivable, net	384	562
Accounts receivable from affiliates	30	11
Investments in utility money pool arrangement	36	—
Accrued unbilled revenues	247	519
Inventories	210	319
Regulatory assets	406	411
Derivative instruments	29	65
Prepayments and other	94	103
Total current assets	1,449	2,000

Property, plant and equipment, net	20,250	19,652

Other assets
Regulatory assets	1,211	1,277
Derivative instruments	17	22
Operating lease right-of-use assets	410	437
Other	264	231
Total other assets	1,902	1,967
Total assets	$23,601	$23,619

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$250
Short-term debt	—	294
Accounts payable	466	764
Accounts payable to affiliates	91	75
Regulatory liabilities	79	59
Taxes accrued	133	242
Accrued interest	68	59
Dividends payable to parent	134	120
Derivative instruments	18	30
Operating lease liabilities	93	80
Other	123	115
Total current liabilities	1,205	2,088

Deferred credits and other liabilities
Deferred income taxes	1,936	1,983
Regulatory liabilities	2,562	2,489
Asset retirement obligations	487	476
Derivative instruments	7	9
Customer advances	133	144
Pension and employee benefit obligations	13	13
Operating lease liabilities	340	379
Other	211	198
Total deferred credits and other liabilities	5,689	5,691

Commitments and contingencies
Capitalization
Long-term debt	7,447	6,610
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at June 30, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	7,086	6,992
Retained earnings	2,195	2,260
Accumulated other comprehensive loss	(21)	(22)
Total common stockholder's equity	9,260	9,230
Total liabilities and equity	$23,601	$23,619
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2023 and 2022
Balance at March 31, 2022	100	$—	$6,506	$2,087	$(22)	$8,571
Net income				132		132
Dividends declared to parent				(132)		(132)
Contribution of capital by parent			117			117
Balance at June 30, 2022	100	$—	$6,623	$2,087	$(22)	$8,688

Balance at March 31, 2023	100	$—	$7,057	$2,291	$(21)	$9,327
Net income				93		93
Dividends declared to parent				(189)		(189)
Contribution of capital by parent			29			29
Balance at June 30, 2023	100	$—	$7,086	$2,195	$(21)	$9,260

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2023 and 2022
Balance at Dec. 31, 2021	100	$—	$6,426	$2,040	$(22)	$8,444
Net income				308		308
Dividends declared to parent				(261)		(261)
Contribution of capital by parent			197			197
Balance at June 30, 2022	100	$—	$6,623	$2,087	$(22)	$8,688

Balance at Dec. 31, 2022	100	$—	$6,992	$2,260	$(22)	$9,230
Net income				307		307
Other comprehensive income					1	1
Dividends declared to parent				(372)		(372)
Contribution of capital by parent			94			94
Balance at June 30, 2023	100	$—	$7,086	$2,195	$(21)	$9,260
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo and its subsidiaries as of June 30, 2023 and Dec. 31, 2022; the results of PSCo’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and six months ended June 30, 2023 and 2022; and PSCo’s cash flows for the six months ended June 30, 2023 and 2022.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2023, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2022 balance sheet information has been derived from the audited 2022 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2022.
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

2. Accounting Pronouncements
As of June 30, 2023, there was no material impact from the recent adoption of new accounting pronouncements, nor expected material impact from recently issued accounting pronouncements yet to be adopted, on PSCo’s consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$439	$616
Less allowance for bad debts	(55)	(54)
Accounts receivable, net	$384	$562

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$84	$80
Fuel	68	68
Natural gas	58	171
Total inventories	$210	$319

(Millions of Dollars)	June 30, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$16,170	$15,771
Natural gas plant	6,145	5,949
Common and other property	1,444	1,415
Plant to be retired (a)	1,270	1,305
Construction work in progress	1,143	877
Total property, plant and equipment	26,172	25,317
Less accumulated depreciation	(5,922)	(5,665)
Property, plant and equipment, net	$20,250	$19,652
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$250	$250
Amount outstanding at period end	—	—
Average amount outstanding	—	29
Maximum amount outstanding	—	250
Weighted average interest rate, computed on a daily basis	N/A	1.66%
Weighted average interest rate at period end	N/A	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$700	$700
Amount outstanding at period end	—	294
Average amount outstanding	28	71
Maximum amount outstanding	359	328
Weighted average interest rate, computed on a daily basis	5.37%	2.56%
Weighted average interest rate at period end	N/A	4.73
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At June 30, 2023 and Dec. 31, 2022, there were $29 million and $27 million, respectively, of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
Revolving Credit Facility — In order to issue its commercial paper, PSCo must have a revolving credit facility equal to or greater than the amount of its commercial paper borrowing limit and cannot issue commercial paper exceeding available capacity under this credit facility.

The credit facility provides short-term financing in the form of notes payable to banks, letters of credit and back-up support for commercial paper borrowings.
PSCo has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At June 30, 2023, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$29	$671
(a)    Expires in September 2027.
(b)    Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2023 and Dec. 31, 2022.
Long-Term Borrowings
During the six months ended June 30, 2023, PSCo issued $850 million of 5.25% first mortgage bonds due April 1, 2053.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$272	$161	$5	$438
C&I	442	75	8	525
Other	13	—	—	13
Total retail	727	236	13	976
Wholesale	42	—	—	42
Transmission	18	—	—	18
Other	17	28	—	45
Total revenue from contracts with customers	804	264	13	1,081
Alternative revenue and other	40	7	—	47
Total revenues	$844	$271	$13	$1,128

	Three Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$292	$164	$4	$460
C&I	444	73	7	524
Other	13	—	—	13
Total retail	749	237	11	997
Wholesale	71	—	—	71
Transmission	21	—	—	21
Other	12	33	—	45
Total revenue from contracts with customers	853	270	11	1,134
Alternative revenue and other	31	4	—	35
Total revenues	$884	$274	$11	$1,169

	Six Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$605	$702	$9	$1,316
C&I	865	291	20	1,176
Other	27	—	—	27
Total retail	1,497	993	29	2,519
Wholesale	117	—	—	117
Transmission	43	—	—	43
Other	28	72	—	100
Total revenue from contracts with customers	1,685	1,065	29	2,779
Alternative revenue and other	79	17	—	96
Total revenues	$1,764	$1,082	$29	$2,875

	Six Months Ended June 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$594	$550	$7	$1,151
C&I	827	215	9	1,051
Other	25	—	—	25
Total retail	1,446	765	16	2,227
Wholesale	137	—	—	137
Transmission	40	—	—	40
Other	24	76	—	100
Total revenue from contracts with customers	1,647	841	16	2,504
Alternative revenue and other	65	11	12	88
Total revenues	$1,712	$852	$28	$2,592

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.5	3.6
(Decreases) increases:
Wind PTCs (a)	(19.1)	(19.6)
Plant regulatory differences (b)	(4.8)	(3.9)
Other tax credits, net operating loss & tax credit allowances	(1.0)	(1.2)
Other (net)	0.4	0.1
Effective income tax rate	—%	—%
(a)Wind PTCs are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

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
As of June 30, 2023, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2023, PSCo had no unsettled interest rate derivatives.
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
As of June 30, 2023, PSCo had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	June 30, 2023	Dec. 31, 2022
Megawatt hours of electricity	6	8
Million British thermal units of natural gas	32	43
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
As of June 30, 2023, two of PSCo’s ten most significant counterparties for these activities, comprising $32 million, or 38%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the ten most significant counterparties, comprising $20 million, or 24%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
Three of these significant counterparties, comprising $14 million, or 17%, of this credit exposure, had credit quality less than investment grade, based on internal analysis. Six of these significant counterparties are independent system operators, municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.

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
As of June 30, 2023 and Dec. 31, 2022, there were no derivative liabilities position with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of June 30, 2023 and Dec. 31, 2022, there were no derivative instruments in a liability position with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2023 and Dec. 31, 2022.
Recurring Derivative Fair Value Measurements
Changes in the fair value of natural gas commodity derivatives recognized as regulatory assets and liabilities included immaterial net gains and losses for the three and six months ended June 30, 2023 and 2022. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

	Pre-Tax Losses Reclassified into Income During the Period from:		Pre-Tax Losses Recognized During the Period in Income
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended June 30, 2023
Other derivative instruments
Commodity trading	$—		$(5)	(a)
Total	$—		$(5)

Six Months Ended June 30, 2023
Other derivative instruments
Commodity trading	$—		$(5)	(a)
Natural gas commodity	10	(b)	(12)	(b)(c)
Total	$10		$(17)

Three Months Ended June 30, 2022
Other derivative instruments
Commodity trading	$—		$3	(a)
Total	$—		$3

Six Months Ended June 30, 2022
Other derivative instruments
Commodity trading	$—		$3	(a)
Natural gas commodity	2	(b)	(11)	(b)(c)
Total	$2		$(8)
(a)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(b)Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(c)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the six months ended June 30, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$4	$88	$—	$92	$(64)	$28	$16	$220	$1	$237	$(184)	$53
Natural gas commodity	—	1	—	1	—	1	—	12	—	12	—	12
Total current derivative assets	$4	$89	$—	$93	$(64)	$29	$16	$232	$1	$249	$(184)	$65
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$7	$16	$10	$33	$(16)	$17	$12	$32	$9	$53	$(31)	$22
Total noncurrent derivative assets	$7	$16	$10	$33	$(16)	$17	$12	$32	$9	$53	$(31)	$22

	June 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1	$94	$1	$96	$(78)	$18	$5	$237	$1	$243	$(223)	$20
Natural gas commodity	—	—	—	—	—	—	—	10	—	10	—	10
Total current derivative liabilities	$1	$94	$1	$96	$(78)	$18	$5	$247	$1	$253	$(223)	$30
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$4	$19	$—	$23	$(16)	$7	$7	$40	$—	$47	$(38)	$9
Total noncurrent derivative liabilities	$4	$19	$—	$23	$(16)	$7	$7	$40	$—	$47	$(38)	$9
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include no obligations to return cash collateral. At June 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include rights to reclaim cash collateral of $14 million and $46 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Balance at April 1	$10	$(70)
Settlements (a)	—	2
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	(1)	38
Balance at June 30	$9	$(30)

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$9	$(63)
Settlements (a)	—	4
Net transactions recorded during the period:
Gains (losses) recognized in earnings (a)	—	29
Balance at June 30	$9	$(30)
(a)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of June 30, 2023, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$7,447	$6,384	$6,860	$5,881
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$8	$—	$—
Interest cost (a)	14	11	4	3
Expected return on plan assets (a)	(19)	(20)	(4)	(4)
Amortization of net loss (a)	1	5	1	1
Net periodic benefit cost	1	4	1	—
Effects of regulation	3	2	—	—
Net benefit cost recognized for financial reporting	$4	$6	$1	$—

	Six Months Ended June 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$9	$15	$—	$—
Interest cost (a)	29	21	8	6
Expected return on plan assets (a)	(38)	(39)	(8)	(8)
Amortization of prior service credit (a)	—	—	—	(1)
Amortization of net loss (a)	1	11	1	1
Net periodic benefit cost (credit)	1	8	1	(2)
Effects of regulation	6	5	—	1
Net benefit cost (credit) recognized for financial reporting	$7	$13	$1	$(1)
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
Also in February 2023, the court granted PSCo’s motion precluding CORE from seeking damages related to its withdrawal as part of the lawsuit. PSCo continues to believe CORE's claims are without merit and disputes CORE’s right to withdraw. The Denver District Court trial is scheduled to begin in October 2023.
Marshall Wildfire
In December 2021, a wildfire ignited in Boulder County, Colorado (the “Marshall Fire”), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. On June 8, 2023, the Boulder County Sheriff’s Office released its Marshall Fire Investigative Summary and Review and its supporting documents (the “Sheriff’s Report”). According to an October 2022 statement from the Colorado Insurance Commissioner, the Marshall Fire is estimated to have caused more than $2 billion in property losses.
According to the Sheriff’s Report, on Dec. 30, 2021, a fire ignited on a residential property in Boulder, Colorado, located in PSCo’s service territory, for reasons unrelated to PSCo’s power lines. According to the Sheriff’s Report, approximately one hour and 20 minutes after the first ignition, a second fire ignited just south of the Marshall Mesa Trailhead in unincorporated Boulder County, Colorado, also located in PSCo’s service territory. According to the Sheriff’s Report, the second ignition started approximately 80 to 110 feet away from PSCo’s power lines in the area.
The Sheriff’s Report states that the most probable cause of the second ignition was hot particles discharged from PSCo’s power lines after one of the power lines detached from its insulator in strong winds, and further states that it cannot be ruled out that the second ignition was caused by an underground coal fire. According to the Sheriff’s Report, no design, installation or maintenance defects or deficiencies were identified on PSCo’s electrical circuit in the area of the second ignition. PSCo disputes that its power lines caused the second ignition.
As of July 24, 2023, PSCo is aware of approximately 8 complaints on behalf of at least 586 plaintiffs relating to the Marshall Fire and expects that it may receive further complaints. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, and inverse condemnation.
Colorado courts do not apply strict liability in determining an electric utility company’s liability for fire-related damages. For inverse condemnation claims, Colorado courts assess whether a defendant acted with intent to take a plaintiff’s property or intentionally took an action which has the natural consequence of taking the property. For negligence claims, Colorado courts look to whether electric power companies have operated their system with a heightened duty of care consistent with the practical conduct of its business, and liability does not extend to occurrences that cannot be reasonably anticipated.

Under Colorado law, in a civil action other than a medical malpractice action, the total award for noneconomic loss is capped at $0.6 million for claims that accrued at the time of the Marshall Fire unless the court finds justification to exceed that amount by clear and convincing evidence, in which case the maximum doubles. Colorado law does not impose joint and several liability in tort actions. Instead, under Colorado law, a defendant is liable for the degree or percentage of the negligence or fault attributable to that defendant, except where the defendant conspired with another defendant. A jury’s verdict in a Colorado civil case must be unanimous.
Colorado law caps punitive or exemplary damages to an amount equal to the amount of the actual damages awarded to the injured party, except the court may increase any award of punitive damages to a sum up to three times the amount of actual damages if the conduct that is the subject of the claim has continued during the pendency of the case or the defendant has acted in a willful and wanton manner during the action which further aggravated plaintiff’s damages.
In the event Xcel Energy Inc. or PSCo was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage of approximately $500 million and have a material adverse effect on our financial condition, results of operations or cash flows. However, due to uncertainty as to the cause of the fire and the extent and magnitude of potential damages, Xcel Energy Inc. and PSCo are unable to estimate the amount or range of possible losses in connection with the Marshall Fire.
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
Environmental
MGP, Landfill and Disposal Sites
PSCo is investigating, remediating or performing post-closure actions at two MGP, landfill or other disposal sites across its service territory, excluding sites that are being addressed under coal ash regulations.
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
As of June 30, 2023, PSCo has five regulated ash units in operation.
PSCo has executed an agreement with a third party that will excavate and process ash for beneficial use (at two sites) at a cost of approximately $45 million. An estimated liability has been recorded and amounts are expected to be fully recoverable through regulatory mechanisms.
Investigation and feasibility studies for additional corrective action related to offsite groundwater are ongoing (at three sites). While the results are uncertain, additional costs are estimated to be at least $40 million. A liability has been recorded and is expected to be fully recoverable through regulatory mechanisms.
Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$23	$23
Other operating leases (a)	5	4
Total operating lease expense (b)	$28	$27
Finance leases
Amortization of ROU assets	$—	$1
Interest expense on lease liability	4	4
Total finance lease expense	$4	$5
(a)Includes $1 million of short-term lease expense for 2023 and an immaterial short-term lease expense for 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$45	$48
Other operating leases (a)	10	10
Total operating lease expense (b)	$55	$58
Finance leases
Amortization of ROU assets	$1	$2
Interest expense on lease liability	8	8
Total finance lease expense	$9	$10

(a)Includes $1 million of short-term lease expense for 2023 and an immaterial short-term lease expense for 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of June 30, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$416	$67	$483	$427
Interest component of obligation	(43)	(7)	(50)	(311)
Present value of minimum obligation	$373	$60	433	116
Less current portion			(93)	(3)
Noncurrent operating and finance lease liabilities			$340	$113

Variable Interest Entities
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
PSCo had approximately 1,509 MW and 1,442 MW of capacity under long-term PPAs at June 30, 2023 and Dec. 31, 2022 with entities that have been determined to be variable interest entities. PSCo concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(20)	$(1)	$(21)	$(21)	$(1)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of net actuarial loss (a)	—	—	—	—	—	—
Net current period other comprehensive income	—	—	—	—	—	—
Accumulated other comprehensive loss at June 30	$(20)	$(1)	$(21)	$(21)	$(1)	$(22)

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20)	$(2)	$(22)	$(21)	$(1)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of net actuarial loss (a)	—	1	1	—	—	—
Net current period other comprehensive income	—	1	1	—	—	—
Accumulated other comprehensive loss at June 30	$(20)	$(1)	$(21)	$(21)	$(1)	$(22)

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
PSCo’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues	$844	$884
Net income	103	116
Regulated Natural Gas
Total revenues	$271	$274
Net (loss) income	(16)	14
All Other
Total revenues (a)	$13	$11
Net income	6	2
Consolidated Total
Total operating revenues (a)	$1,128	$1,169
Net income	93	132
(a)    Total revenues include $1 million of other affiliate revenue for the three months ended June 30, 2023 and 2022.

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues	1,764	1,712
Net income	202	212
Regulated Natural Gas
Total revenues	$1,082	$852
Net income	97	95
All Other
Total revenues (a)	$29	$28
Net income	8	1
Consolidated Total
Total operating revenues (a)	$2,875	$2,592
Net income	307	308

(a)    Total revenues include $2 million of other affiliate revenue for the six months ended June 30, 2023 and 2022.

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
We use this non-GAAP financial measure to evaluate and provide details of PSCo’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of PSCo. For the three and six months ended June 30, 2023 and 2022, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
PSCo’s net income was $307 million for the six months ended June 30, 2023, compared to $308 million for the prior year. The flat earnings primarily reflect higher recovery of infrastructure investment (electric and natural gas), offset by increased depreciation, O&M expenses, interest charges and unfavorable weather.
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
Electric revenues, fuel and purchased power and electric margin and explanation of the changes are listed as follows:

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Electric revenues	$1,764	$1,712
Electric fuel and purchased power	(699)	(676)
Electric margin	$1,065	$1,036

(Millions of Dollars)	Six Months Ended June 30, 2023 vs. 2022
Regulatory rate outcomes	$27
Wholesale transmission (net)	7
Non-fuel riders	5
Estimated impact of weather (net of decoupling)	(13)
Sales and demand (a)	(9)
Other, net	12
Total increase	$29
(a)Sales excludes weather impact, net of partial decoupling.
Natural Gas Margin
Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for the cost of natural gas sold are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Natural gas revenues, cost of natural gas sold and transported and natural gas margin and explanation of the changes are listed as follows:

	Six Months Ended June 30
(Millions of Dollars)	2023	2022
Natural gas revenues	$1,082	$852
Cost of natural gas sold and transported	(616)	(451)
Natural gas margin	$466	$401

(Millions of Dollars)	Six Months Ended June 30, 2023 vs. 2022
Regulatory rate outcomes	$47
Estimated impact of weather	16
Other, net	2
Total increase	$65
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M costs increased $22 million year-to-date. The increase is due to vegetation management; timing of planned generation outages; timing of regulatory mechanisms and the impact of inflationary pressures, including labor increases.

Depreciation and Amortization — Depreciation and amortization expense increased $50 million year-to-date. The increase was primarily due to normal system expansion and new electric and natural gas depreciation rates.
Interest Charges — Interest charges increased $20 million year-to-date, largely due to higher interest rates and increased long-term debt levels to fund capital investments.

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
Pending and Recently Concluded Regulatory Proceedings
Colorado Electric Rate Case — In November 2022, PSCo filed a Colorado electric rate case seeking a net increase of $262 million, or 8.2%. The total request reflects a $312 million increase (subsequently adjusted to $303 million in rebuttal), which includes $50 million of authorized costs currently recovered through various rider mechanisms. The request is based on a 10.25% ROE, an equity ratio of 55.7% and a 2023 forecast test year with a 2023 average rate base of $11.3 billion.
PSCo’s request for a 2023 TCA rider revenue requirement of $41 million has also been consolidated with the pending electric rate case.
In June 2023, PSCo, the Staff, Utility Consumer Advocate, Colorado Energy Office, Colorado Energy Consumers and various other intervenors filed a nearly comprehensive settlement. The City of Boulder opposes the settlement. Terms of the settlement include:
•Retail revenue increase (excluding rider roll-ins) of $95 million (increase of 2.96%), based on a 2022 historic test year using year-end rate base with forward looking known and measurable adjustments.
•Alternatively, retail revenue increase (excluding rider roll-ins) of $47 million (increase of 1.46%), if depreciation expense deferrals associated with certain coal generating assets are accepted by the CPUC. This adjustment, if approved, would be earnings neutral, but reduce annual cash flow by $47 million.
•Weighted-average cost of capital of 6.95% (based on 55.69% equity ratio and 9.3% ROE).
•Early termination of the revenue decoupling pilot with implementation of new rates. PSCo agreed to credit disputed amounts over the 3% soft cap provisions to customers through application against deferred balances.
•Continuation of previously authorized trackers and deferrals.
•Collection of $12 million of 2023 TCA revenues, previously suspended by the CPUC. Intervenors’ recommended adjustments to the TCA, including prudency tests, exclusion of repair or replacement projects and a historic test year, are subject to CPUC review and any changes to the TCA would apply prospectively beginning in 2024.
A CPUC decision is expected in the third quarter of 2023, with rates to be effective in September 2023.
Colorado Resource Plan — In August 2022, the CPUC approved an updated settlement, which will result in the further acceleration of the retirement of the Comanche Unit 3 coal plant, an expected carbon reduction of at least 85% and an 80% renewable mix by 2030. The CPUC deferred a decision on the method of cost recovery for the retiring coal units to a separate docket. In the second quarter of 2023, the CPUC approved a settlement that includes regulatory asset recovery of the remaining plant balances at retirement and a potential bundled securitization of the remaining coal plant book values including Comanche Unit 3 in 2031.
In December 2022, PSCo commenced the RFP process for generation resources with bids due in March 2023. In March 2023 PSCo filed its 30-Day Report summarizing bids received. In the third quarter of 2023, PSCo will file its 120-Day Report which will propose a “Preferred Plan” of resources to be acquired as well as other sensitivity portfolios requested by the Commission. A CPUC decision on the resources to be acquired is expected in the fourth quarter of 2023.
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
In the second quarter, PSCo filed to recover the $25 million of ordinary costs from July through December 2023. The remaining $28 million is the subject of a separate proceeding and is expected to be recovered no later than the first quarter of 2024.
GCA Reform — In 2021, the CPUC issued a NOPR to address the recovery of costs through the GCA. The CPUC and stakeholders worked on gas rules in 2021 and 2022, requiring each LDC to bring forward its own PIM in a future filing. In June 2023, PSCo received approval of a waiver to not file such a PIM until the CPUC can review forthcoming gas cost recovery filings and rulemaking in response to the below legislation recently enacted in Colorado.
In May 2023, Colorado Senate Bill 23-291 passed and was signed into law. The bill includes a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines). This legislation will require additional rulemaking from the CPUC prior to implementation. In particular, the legislation calls for gas utilities to file a gas price risk management plan by Nov. 1, 2023. In addition, the legislation calls for the CPUC to adopt rules by Jan. 1, 2025 to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers.

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
Electric Meters and Transformers
Supply chain issues associated with semi-conductors have delayed the availability of advanced infrastructure meters, which led to a reduced number of meters deployed in 2022. While there have been improvements in the 2023 deployment plan, the supply chain challenges persist. As a result of delays, PSCo projects impacts to deployment schedules into 2025.
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
An interim stay on tariffs has been issued and many significant solar projects have resumed with modified costs and projected in-service dates, including certain PPAs in PSCo. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (i.e., as a result of implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.

Environmental
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units under Clean Air Act Section 111(b) and emission guidelines for existing coal and certain natural gas generation under Clean Air Action Section 111(d). The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on PSCo. PSCo believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation
In May 2023, the EPA published proposed rules to regulate legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at regulated CCR facilities under the CCR Rule for the first time. The proposed rule would subject these areas to the CCR Rule requirements, including groundwater monitoring, corrective action, closure, and post-closure care requirements, among other requirements, with several of the deadlines accelerated.
The EPA has committed to a May 2024 effective date for those new rules. It is also anticipated that the EPA may issue other CCR proposed rules in 2023 that further expand the scope of the CCR Rule. Until final rules are issued, it is not certain what the impact will be on PSCo. PSCo believes that the cost of these initiatives would be recoverable through rates based on prior state commission practices.
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
PSCo provided comments related to both efforts described above through its regulatory coalitions. Final rules are expected in 2024. Costs are uncertain until a final rule is published.
The proposed rules could result in new obligations for investigation and cleanup. PSCo is monitoring changes to state laws addressing PFAS. The impact of these proposed regulations is uncertain.
Effluent Limitation Guidelines
In March 2023, the EPA released a proposed rule under the Clean Water Act, setting forth proposed Effluent Limitations Guidelines and Standards for steam generating coal plants. This proposed rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Comments to the proposed regulations were submitted on May 30, 2023. The impact of these proposed regulations is uncertain until a final rule is published.

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
As of June 30, 2023, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.

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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2023.

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

Public Service Company of Colorado

7/27/2023	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)