Form 10-Q
period 2023-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2023-10-27
CIK 81018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 27, 2023
Common Stock, $0.01 par value	100 shares
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2022, and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2023	2022	2023	2022
Operating revenues
Electric	$1,113	$1,137	$2,877	$2,849
Natural gas	165	235	1,247	1,087
Other	12	11	41	39
Total operating revenues	1,290	1,383	4,165	3,975

Operating expenses
Electric fuel and purchased power	356	399	1,055	1,075
Cost of natural gas sold and transported	44	98	660	549
Cost of sales — other	5	4	13	13
Operating and maintenance expenses	196	220	648	650
Demand side management expenses	39	32	106	97
Depreciation and amortization	235	219	693	627
Taxes (other than income taxes)	71	70	216	205
Loss on Comanche Unit 3 litigation	34	—	34	—
Total operating expenses	980	1,042	3,425	3,216

Operating income	310	341	740	759

Other income (expense), net	1	(4)	7	(4)
Allowance for funds used during construction — equity	12	8	25	22

Interest charges and financing costs
Interest charges — includes other financing costs of $2, $2, $6 and $6, respectively	79	70	228	199
Allowance for funds used during construction — debt	(6)	(3)	(13)	(8)
Total interest charges and financing costs	73	67	215	191

Income before income taxes	250	278	557	586
Income tax expense	21	31	21	31
Net income	$229	$247	$536	$555
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2023	2022	2023	2022
Net income	$229	$247	$536	$555
Other comprehensive income
Pension and retiree medical benefits:
Reclassification of loss to net income, net of tax of $—	(1)	—	—	—
Derivative instruments:
Reclassification of loss to net income, net of tax of $—	1	1	1	1

Total other comprehensive income	—	1	1	1
Total comprehensive income	$229	$248	$537	$556

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2023	2022
Operating activities
Net income	$536	$555
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	697	631
Deferred income taxes	(122)	16
Allowance for equity funds used during construction	(25)	(22)
Provision for bad debts	25	22
Changes in operating assets and liabilities:
Accounts receivable	115	(77)
Accrued unbilled revenues	257	38
Inventories	48	(130)
Other current assets	38	(10)
Accounts payable	(184)	97
Net regulatory assets and liabilities	178	(43)
Other current liabilities	31	(58)
Pension and other employee benefit obligations	1	(14)
Other, net	(54)	(74)
Net cash provided by operating activities	1,541	931

Investing activities
Utility capital/construction expenditures	(1,631)	(1,384)
Investments in utility money pool arrangement	(367)	(45)
Repayments from utility money pool arrangement	367	45
Net cash used in investing activities	(1,631)	(1,384)

Financing activities
Repayments of short-term borrowings, net	(294)	(147)
Borrowings under utility money pool arrangement	355	1,042
Repayments under utility money pool arrangement	(167)	(877)
Proceeds from issuance of long-term debt	834	686
Repayments of long-term debt	(250)	(300)
Capital contributions from parent	118	399
Dividends paid to parent	(507)	(365)
Net cash provided by financing activities	89	438

Net change in cash, cash equivalents and restricted cash	(1)	(15)
Cash, cash equivalents and restricted cash at beginning of period	10	25
Cash, cash equivalents and restricted cash at end of period	$9	$10

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(197)	$(195)
Cash paid for income taxes, net	(119)	(70)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$168	$144
Inventory transfers to property, plant and equipment	17	15
Operating lease right-of-use assets	17	16
Allowance for equity funds used during construction	25	22
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2023	Dec. 31, 2022
Assets
Current assets
Cash and cash equivalents	$9	$10
Accounts receivable, net	423	562
Accounts receivable from affiliates	—	11
Accrued unbilled revenues	262	519
Inventories	254	319
Regulatory assets	370	411
Derivative instruments	13	65
Prepayments and other	75	103
Total current assets	1,406	2,000

Property, plant and equipment, net	20,653	19,652

Other assets
Regulatory assets	1,252	1,277
Derivative instruments	13	22
Operating lease right-of-use assets	388	437
Other	305	231
Total other assets	1,958	1,967
Total assets	$24,017	$23,619

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$250
Borrowings under utility money pool arrangement	188	—
Short-term debt	—	294
Accounts payable	544	764
Accounts payable to affiliates	74	75
Regulatory liabilities	66	59
Taxes accrued	195	242
Accrued interest	69	59
Dividends payable to parent	146	120
Derivative instruments	9	30
Operating lease liabilities	97	80
Other	180	115
Total current liabilities	1,568	2,088

Deferred credits and other liabilities
Deferred income taxes	1,902	1,983
Regulatory liabilities	2,585	2,489
Asset retirement obligations	492	476
Derivative instruments	2	9
Customer advances	129	144
Pension and employee benefit obligations	14	13
Operating lease liabilities	315	379
Other	208	198
Total deferred credits and other liabilities	5,647	5,691

Commitments and contingencies
Capitalization
Long-term debt	7,449	6,610
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Sept. 30, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	7,111	6,992
Retained earnings	2,263	2,260
Accumulated other comprehensive loss	(21)	(22)
Total common stockholder's equity	9,353	9,230
Total liabilities and equity	$24,017	$23,619
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2023 and 2022
Balance at June 30, 2022	100	$—	$6,623	$2,087	$(22)	$8,688
Net income				247		247
Other comprehensive income					1	1
Dividends declared to parent				(127)		(127)
Contribution of capital by parent			190			190
Balance at Sept. 30, 2022	100	$—	$6,813	$2,207	$(21)	$8,999

Balance at June 30, 2023	100	$—	$7,086	$2,195	$(21)	$9,260
Net income				229		229
Dividends declared to parent				(161)		(161)
Contribution of capital by parent			25			25
Balance at Sept. 30, 2023	100	$—	$7,111	$2,263	$(21)	$9,353

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2023 and 2022
Balance at Dec. 31, 2021	100	$—	$6,426	$2,040	$(22)	$8,444
Net income				555		555
Other comprehensive income					1	1
Dividends declared to parent				(388)		(388)
Contribution of capital by parent			387			387
Balance at Sept. 30, 2022	100	$—	$6,813	$2,207	$(21)	$8,999

Balance at Dec. 31, 2022	100	$—	$6,992	$2,260	$(22)	$9,230
Net income				536		536
Other comprehensive income					1	1
Dividends declared to parent				(533)		(533)
Contribution of capital by parent			119			119
Balance at Sept. 30, 2023	100	$—	$7,111	$2,263	$(21)	$9,353
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo and its subsidiaries as of Sept. 30, 2023 and Dec. 31, 2022; the results of PSCo’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2023 and 2022; and PSCo’s cash flows for the nine months ended Sept. 30, 2023 and 2022.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Accounts receivable, net
Accounts receivable	$480	$616
Less allowance for bad debts	(57)	(54)
Accounts receivable, net	$423	$562

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$86	$80
Fuel	78	68
Natural gas	90	171
Total inventories	$254	$319

(Millions of Dollars)	Sept. 30, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$16,343	$15,771
Natural gas plant	6,293	5,949
Common and other property	1,500	1,415
Plant to be retired (a)	1,242	1,305
Construction work in progress	1,288	877
Total property, plant and equipment	26,666	25,317
Less accumulated depreciation	(6,013)	(5,665)
Property, plant and equipment, net	$20,653	$19,652
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$250	$250
Amount outstanding at period end	188	—
Average amount outstanding	27	29
Maximum amount outstanding	188	250
Weighted average interest rate, computed on a daily basis	5.26%	1.66%
Weighted average interest rate at period end	5.30	N/A
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2023	Year Ended Dec. 31, 2022
Borrowing limit	$700	$700
Amount outstanding at period end	—	294
Average amount outstanding	5	71
Maximum amount outstanding	72	328
Weighted average interest rate, computed on a daily basis	5.45%	2.56%
Weighted average interest rate at period end	N/A	4.73
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Sept. 30, 2023 and Dec. 31, 2022.
Long-Term Borrowings
During the nine months ended Sept. 30, 2023, PSCo issued $850 million of 5.25% first mortgage bonds due April 1, 2053.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$398	$88	$5	$491
C&I	538	44	7	589
Other	13	—	—	13
Total retail	949	132	12	1,093
Wholesale	53	—	—	53
Transmission	25	—	—	25
Other	16	27	—	43
Total revenue from contracts with customers	1,043	159	12	1,214
Alternative revenue and other	70	6	—	76
Total revenues	$1,113	$165	$12	$1,290

	Three Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$431	$136	$4	$571
C&I	556	64	7	627
Other	13	—	—	13
Total retail	1,000	200	11	1,211
Wholesale	63	—	—	63
Transmission	25	—	—	25
Other	15	30	—	45
Total revenue from contracts with customers	1,103	230	11	1,344
Alternative revenue and other	34	5	—	39
Total revenues	$1,137	$235	$11	$1,383

	Nine Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,003	$790	$14	$1,807
C&I	1,403	335	27	1,765
Other	40	—	—	40
Total retail	2,446	1,125	41	3,612
Wholesale	170	—	—	170
Transmission	68	—	—	68
Other	44	99	—	143
Total revenue from contracts with customers	2,728	1,224	41	3,993
Alternative revenue and other	149	23	—	172
Total revenues	$2,877	$1,247	$41	$4,165

	Nine Months Ended Sept. 30, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,025	$686	$11	$1,722
C&I	1,383	279	16	1,678
Other	38	—	—	38
Total retail	2,446	965	27	3,438
Wholesale	200	—	—	200
Transmission	65	—	—	65
Other	39	106	—	145
Total revenue from contracts with customers	2,750	1,071	27	3,848
Alternative revenue and other	99	16	12	127
Total revenues	$2,849	$1,087	$39	$3,975

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2023	2022
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.5	3.6
(Decreases) increases:
Wind PTCs (a)	(14.9)	(14.2)
Plant regulatory differences (b)	(5.4)	(4.4)
Other tax credits, net operating loss & tax credit allowances	(1.0)	(1.1)
Other (net)	0.6	0.4
Effective income tax rate	3.8%	5.3%
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
As of Sept. 30, 2023, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2023, PSCo had no unsettled interest rate derivatives.
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
As of Sept. 30, 2023, PSCo had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Sept. 30, 2023	Dec. 31, 2022
Megawatt hours of electricity	4	8
Million British thermal units of natural gas	28	43
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
As of Sept. 30, 2023, four of PSCo’s ten most significant counterparties for these activities, comprising $32 million, or 45%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Six of the ten most significant counterparties, comprising $25 million, or 35%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
None of these significant counterparties, had credit quality less than investment grade, based on internal analysis. Seven of these significant counterparties are independent system operators, municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.

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
As of Sept. 30, 2023 and Dec. 31, 2022, there were no derivative liabilities position with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Sept. 30, 2023 and Dec. 31, 2022, there were $1 million and no derivative instruments in a liability position with such underlying contract provisions, respectively.
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
Recurring Derivative Fair Value Measurements
Changes in the fair value of natural gas commodity derivatives recognized as regulatory assets and liabilities included immaterial net gains and losses for the three and nine months ended Sept. 30, 2023 and 2022. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

	Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges
Interest rate	$1	(b)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$2	(a)
Total	$—		$—		$2
Nine Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges
Interest rate	$1	(b)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(3)	(a)
Natural gas commodity	—		10	(c)	(12)	(c)(d)
Total	$—		$10		$(15)
Three Months Ended Sept. 30, 2022
Derivatives designated as cash flow hedges
Interest rate	$1	(b)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$2	(a)
Total	$—		$—		$2
Nine Months Ended Sept. 30, 2022
Derivatives designated as cash flow hedges
Interest rate	$1	(b)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$3	(a)
Natural gas commodity	—		2	(c)	(11)	(c)(d)
Total	$—		$2		$(8)
(a)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(b)Recorded to interest charges.
(c)Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$3	$42	$3	$48	$(37)	$11	$16	$220	$1	$237	$(184)	$53
Natural gas commodity	—	2	—	2	—	2	—	12	—	12	—	12
Total current derivative assets	$3	$44	$3	$50	$(37)	$13	$16	$232	$1	$249	$(184)	$65
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$8	$2	$8	$18	$(5)	$13	$12	$32	$9	$53	$(31)	$22
Total noncurrent derivative assets	$8	$2	$8	$18	$(5)	$13	$12	$32	$9	$53	$(31)	$22

	Sept. 30, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1	$51	$—	$52	$(43)	$9	$5	$237	$1	$243	$(223)	$20
Natural gas commodity	—	—	—	—	—	—	—	10	—	10	—	10
Total current derivative liabilities	$1	$51	$—	$52	$(43)	$9	$5	$247	$1	$253	$(223)	$30
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$4	$4	$—	$8	$(6)	$2	$7	$40	$—	$47	$(38)	$9
Total noncurrent derivative liabilities	$4	$4	$—	$8	$(6)	$2	$7	$40	$—	$47	$(38)	$9
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include no obligations to return cash collateral. At Sept. 30, 2023 and Dec. 31, 2022, derivative assets and liabilities include rights to reclaim cash collateral of $7 million and $46 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Balance at July 1	$9	$(30)
Settlements (a)	—	5
Net transactions recorded during the period:
Gains recognized in earnings (a)	2	1
Balance at Sept. 30	$11	$(24)

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Balance at Jan. 1	$9	$(63)
Settlements (a)	—	9
Net transactions recorded during the period:
Gains recognized in earnings (a)	2	30
Balance at Sept. 30	$11	$(24)
(a)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Sept. 30, 2023, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2023		Dec. 31, 2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$7,449	$5,932	$6,860	$5,881
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2023 and Dec. 31, 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$7	$—	$1
Interest cost (a)	14	10	4	2
Expected return on plan assets (a)	(19)	(19)	(3)	(4)
Amortization of prior service credit (a)	—	—	—	(1)
Amortization of net loss (a)	1	6	—	—
Settlement charge (b)	—	2	—	—
Net periodic benefit (credit) cost	1	6	1	(2)
Effects of regulation	3	(2)	—	1
Net benefit cost (credit) recognized for financial reporting	$4	$4	$1	$(1)

	Nine Months Ended Sept. 30
	2023	2022	2023	2022
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$14	$22	$—	$1
Interest cost (a)	43	31	12	8
Expected return on plan assets (a)	(57)	(58)	(11)	(12)
Amortization of prior service credit (a)	—	—	—	(2)
Amortization of net loss (a)	2	17	1	1
Settlement charge (b)	—	2	—	—
Net periodic benefit (credit) cost	2	14	2	(4)
Effects of regulation	9	3	—	2
Net benefit cost (credit) recognized for financial reporting	$11	$17	$2	$(2)
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
Comanche Unit 3 Litigation — In 2021, CORE filed a lawsuit in Denver County District Court, alleging PSCo breached ownership agreement terms by failing to operate Comanche Unit 3 in accordance with prudent utility practices. In April 2022, CORE filed a supplement to include damages related to a 2022 outage. Also in 2022, CORE sent notice of withdrawal from the ownership agreement based on the same alleged breaches.
In February 2023, the court granted PSCo’s motion precluding CORE from seeking damages related to its withdrawal as part of the lawsuit. In September 2023, the court denied PSCo’s motion for summary judgment on other categories of damages and allowed CORE to seek approximately $253 million at trial (before interest), including an alleged $187 million reduction in the value of CORE’s ownership interest in the Comanche 3 facility and $60 million of alleged lost power costs.
On Oct. 25, 2023, the jury awarded CORE lost power damages of $26 million. PSCo recognized $34 million for the verdict in the third quarter of 2023, including estimated interest and other costs. PSCo intends to file an appeal of this decision.
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

As of Oct. 24, 2023, PSCo is aware of 14 complaints, certain of which have also named Xcel Energy Inc. as a defendant, on behalf of at least 675 plaintiffs relating to the Marshall Fire and expects that it may receive further complaints. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, and inverse condemnation. In September 2023, the Boulder County District Court Judge consolidated eight lawsuits that were pending at that time into a single action for pretrial purposes and has subsequently consolidated additional lawsuits that have been filed.
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
Under Colorado law, in a civil action other than a medical malpractice action, the total award for noneconomic loss is capped at $0.6 million per defendant for claims that accrued at the time of the Marshall Fire unless the court finds justification to exceed that amount by clear and convincing evidence, in which case the maximum doubles. Colorado law does not impose joint and several liability in tort actions. Instead, under Colorado law, a defendant is liable for the degree or percentage of the negligence or fault attributable to that defendant, except where the defendant conspired with another defendant. A jury’s verdict in a Colorado civil case must be unanimous.
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
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$23	$22
Other operating leases (a)	5	3
Total operating lease expense (b)	$28	$25
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	4	4
Total finance lease expense	$5	$5
(a)Includes immaterial short-term lease expense for both 2023 and 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Operating leases
PPA capacity payments	$68	$70
Other operating leases (a)	15	13
Total operating lease expense (b)	$83	$83
Finance leases
Amortization of ROU assets	$2	$3
Interest expense on lease liability	12	12
Total finance lease expense	$14	$15

(a)Includes immaterial short-term lease expense for both 2023 and 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Sept. 30, 2023:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$394	$63	$457	$423
Interest component of obligation	(38)	(7)	(45)	(308)
Present value of minimum obligation	$356	$56	412	115
Less current portion			(97)	(3)
Noncurrent operating and finance lease liabilities			$315	$112
Variable Interest Entities
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that they purchase. These specific PPAs create a variable interest in the IPP.
PSCo had approximately 1,509 MW and 1,442 MW of capacity under long-term PPAs at Sept. 30, 2023 and Dec. 31, 2022 with entities that have been determined to be variable interest entities. PSCo concluded that these entities are not required to be consolidated in its financial statements because it does not have the power to direct the activities that most significantly impact the entities’ economic performance. The PPAs have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended Sept. 30, 2023			Three Months Ended Sept. 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(20)	$(1)	$(21)	$(21)	$(1)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of net actuarial loss (a)	—	(1)	(1)	—	—	—
Interest rate derivatives (b)	1	—	1	1	—	1
Net current period other comprehensive income	1	(1)	—	1	—	1
Accumulated other comprehensive loss at Sept. 30	$(19)	$(2)	$(21)	$(20)	$(1)	$(21)

	Nine Months Ended Sept. 30, 2023			Nine Months Ended Sept. 30, 2022
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(20)	$(2)	$(22)	$(21)	$(1)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (b)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at Sept. 30	$(19)	$(2)	$(21)	$(20)	$(1)	$(21)

(a)Included in the computation of net periodic pension and postretirement benefit costs. See Note 8 for further information.
(b)Included in interest charges.

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
PSCo’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues	$1,113	$1,137
Net income	247	243
Regulated Natural Gas
Total revenues	$165	$235
Net (loss) income	(16)	4
All Other
Total revenues (a)	$12	$11
Net loss	(2)	—
Consolidated Total
Total operating revenues (a)	$1,290	$1,383
Net income	229	247
(a)    Total revenues include $1 million and $2 million of other affiliate revenue for the three months ended Sept. 30, 2023 and 2022.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Regulated Electric
Total revenues	$2,877	$2,849
Net income	449	455
Regulated Natural Gas
Total revenues	$1,247	$1,087
Net income	81	99
All Other
Total revenues (a)	$41	$39
Net income	6	1
Consolidated Total
Total operating revenues (a)	$4,165	$3,975
Net income	536	555

(a)    Total revenues include $3 million and $4 million of other affiliate revenue for the nine months ended Sept. 30, 2023 and 2022.

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
We use this non-GAAP financial measure to evaluate and provide details of Xcel Energy’s core earnings and underlying performance. For instance, to present ongoing earnings, we may adjust the related GAAP amounts for certain items that are non-recurring in nature. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of our subsidiaries. This non-GAAP financial measure should not be considered as an alternative to measures calculated and reported in accordance with GAAP.

The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022	2023	2022
GAAP net income	$229	$247	$536	$555
Loss on Comanche Unit 3 litigation	34	—	34	—
Less: tax effect of adjustment	(8)	—	(8)	—
Ongoing earnings	$255	$247	$562	$555
Comanche Unit 3 Litigation — As a result of an Oct. 25, 2023 jury verdict in Denver County District Court awarding CORE lost power damages and other costs, PSCo recognized a $34 million loss for the matter in the third quarter of 2023. Given the non-recurring nature of this specific item, it has been excluded from ongoing earnings.

Results of Operations
PSCo’s GAAP net income was $536 million for the nine months ended Sept. 30, 2023, compared to $555 million for the prior year. Ongoing net income was $562 million for the nine months ended Sept. 30, 2023, compared to $555 million for the prior year. The higher ongoing earnings primarily reflect higher recovery of infrastructure investment (electric and natural gas), which were offset by increased depreciation and interest charges.
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
Electric revenues, fuel and purchased power and electric margin and explanation of the changes are listed as follows:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Electric revenues	$2,877	$2,849
Electric fuel and purchased power	(1,055)	(1,075)
Electric margin	$1,822	$1,774

(Millions of Dollars)	Nine Months Ended Sept. 30, 2023 vs. 2022
Regulatory rate outcomes	$30
Non-fuel riders	19
Wholesale transmission (net)	8
Estimated impact of weather (net of decoupling)	(18)
Other, net	9
Total increase	$48
Natural Gas Margin
Natural gas margin is presented as natural gas revenues less the cost of natural gas sold and transported. Expenses incurred for the cost of natural gas sold are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues.
Natural gas revenues, cost of natural gas sold and transported and natural gas margin and explanation of the changes are listed as follows:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2023	2022
Natural gas revenues	$1,247	$1,087
Cost of natural gas sold and transported	(660)	(549)
Natural gas margin	$587	$538

(Millions of Dollars)	Nine Months Ended Sept. 30, 2023 vs. 2022
Regulatory rate outcomes	$47
Estimated impact of weather	16
Other, net	(14)
Total increase	$49
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $66 million year-to-date. The increase was primarily due to normal system expansion and new electric and natural gas depreciation rates.
Interest Charges — Interest charges increased $29 million year-to-date, largely due to higher interest rates and increased long-term debt levels to fund capital investments.

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

Pending and Recently Concluded Regulatory Proceedings
Colorado Electric Rate Case — In November 2022, PSCo filed a Colorado electric rate case seeking a net increase of $262 million, or 8.2%. The total request reflects a $312 million increase (subsequently adjusted to $303 million in rebuttal), which includes $50 million of authorized costs previously recovered through various rider mechanisms. The request was based on a 10.25% ROE, an equity ratio of 55.7% and a 2023 forecast test year with a 2023 average rate base of $11.3 billion.
In September 2023, the CPUC approved a settlement between PSCo and various parties, which included the following terms:
•Retail revenue increase (excluding rider roll-ins) of $95 million (increase of 2.96%), based on a 2022 historic test year using year-end rate base with forward looking known and measurable adjustments.
•Weighted-average cost of capital of 6.95% (based on 55.69% equity ratio and 9.3% ROE).
•Termination of the revenue decoupling pilot with implementation of new rates.
•Continuation of previously authorized trackers and deferrals.
•Collection of PSCo’s requested 2023 TCA revenues, previously suspended by the CPUC. Beginning in 2024, projects eligible for recovery will be limited to projects which increase transmission capacity or are part of an approved wildfire mitigation plan.
Rates became effective in September 2023.
Colorado Resource Plan — In August 2022, the CPUC approved a settlement for the Colorado Resource Plan among PSCo and various intervenors. This settlement provides for an expected carbon reduction and the retirement of PSCo’s remaining coal plant by the end of 2030.
In September 2023, PSCo filed its recommended Preferred Plan. The filing also includes several other alternative scenarios. PSCo’s Preferred Plan results in the exit of coal by the end of 2030, roughly doubling wind and solar energy from 2022 levels, and reduction of greenhouse gas emissions by more than 80% from 2005 levels. It also reflects an average annual rate impact of approximately 2.3% which is inclusive of generation and transmission network and interconnection costs.
The Preferred Plan includes the following resources:

Generation Resource (in MW)	Company Owned	PPAs	Total
Wind Resources	2,531	875	3,406
Solar	1,109	860	1,969
Storage	500	670	1,170
Natural Gas	628	—	628
Biomass	19	—	19
Total	4,787	2,405	7,192
If approved by the CPUC, Xcel Energy expects to invest $7.9 billion in generation resources. In addition, the plan requires approximately $2.9 billion of incremental investments in transmission capacity upgrades and new lines to fully integrate the renewable generation.
The CPUC is expected to render a decision on the recommended Preferred Plan by the end of 2023 or in early 2024.
ECA Fuel Recovery — In December 2022, PSCo filed its first quarter 2023 ECA Advice Letter, which sought to recover $123 million of under-recovered 2022 fuel costs over two quarters (instead of one quarter, as more typical). In December 2022, the CPUC found that the $123 million should be removed from the proposed ECA rates, and required PSCo to file a separate application to recover these costs.
In February 2023 and May 2023, PSCo submitted interim ECA filings which included $70 million and $25 million, respectively, of the 2022 under-recovered costs to be collected over the remainder of 2023.
In the third quarter, PSCo and CPUC Staff filed a settlement allowing for collection of the remaining amount, which after final adjustments was $37 million. This was opposed by the UCA. The ALJ held a hearing in October 2023 and is expected to issue a recommended decision in late 2023 or early 2024.
Colorado Legislation — In May 2023, Colorado Senate Bill 23-291 passed and was signed into law. The bill includes a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines). This legislation will require additional rulemaking from the CPUC prior to implementation. In particular, the legislation calls for gas utilities to file a gas price risk management plan by Nov. 1, 2023. In addition, the legislation calls for the CPUC to adopt rules by Jan. 1, 2025 to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers.
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
Solar Resources
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation and concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.

An interim stay on tariffs remains in effect until June 2024 and many significant solar projects have resumed with modified costs and projected in-service dates, including certain PPAs in PSCo. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (e.g., as a result of implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.

Environmental
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units under Clean Air Act Section 111(b) and emission guidelines for existing coal and certain natural gas generation under Clean Air Act Section 111(d). The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on PSCo. PSCo believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended Sept. 30, 2023.

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

Public Service Company of Colorado

10/27/23	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Accounting Officer and Principal Financial Officer)