Form 10-K
period 2023-12-31
PUBLIC SERVICE CO OF COLORADO
filed 2024-02-21
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023 or

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 21, 2024, 100 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2024 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 9, 2024. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
ECA	Retail electric commodity adjustment
GCA	Gas cost adjustment
PSIA	Pipeline system integrity adjustment
RES	Renewable energy standard

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative Law Judge
ARO	Asset retirement obligation
ARRR	Application for Rehearing, Reargument, or Reconsideration
ASC	Financial Accounting Standards Board Accounting Standards Codification
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CFO	Chief financial officer
CIG	Colorado Interstate Gas Company, LLC
CWIP	Construction work in progress

ETR	Effective tax rate
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
ISO	Independent System Operator
ITC	Investment tax credit
MGP	Manufactured gas plant
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
PIM	Performance Incentive Mechanism
PFAS	Per- and PolyFluoroAlkyl Substances
Post-65	Post-Medicare
PPA	Purchased power agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
ROU	Right-of-use
RTO	Regional Transmission Organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VaR	Value at Risk
VIE	Variable interest entity
WACC	Weighted Average Cost of Capital

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 (including risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

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

Natural gas customers	1.5 million
Total assets	$24.6 billion
Rate Base (estimated)	$16.9 billion
GAAP ROE	7.32%
Electric generating capacity	6,203 MW
Gas storage capacity	32.1 Bcf
Electric transmission lines (conductor miles)	25,000 miles
Electric distribution lines (conductor miles)	80,000 miles
Natural gas transmission lines	2,000 miles
Natural gas distribution lines	23,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. PSCo had electric sales volume of 33,811 (millions of KWh), 1.6 million customers and electric revenues of $3,731 million for 2023.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	28%	86%	35%
C&I	54	11	49
Other	18	3	17
Retail Sales/Revenue Statistics (a)

	2023		2022
KWH sales per retail customer	17,781		18,456
Revenue per retail customer	$2,006		$2,074
Residential revenue per KWh	13.69	¢	13.62	¢
C&I revenue per KWh	9.90	¢	9.86	¢
Total retail revenue per KWh	11.28	¢	11.24	¢
(a)See Note 6 to the consolidated financial statements for further information.

Owned and Purchased Energy Generation — 2023
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
See Item 2 — Properties for further information.
Wind
Wind capacity is shown as net maximum capacity. Net maximum capacity is attainable only when wind conditions are sufficiently available
Owned — Owned and operated wind farms with corresponding capacity:

2023		2022
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
2	1,059	2	1,059
PPAs — Number of PPAs with capacity range:

2023		2022
PPAs	Range (MW)	PPAs	Range (MW)
17	23 — 301	17	23 — 301
Current contracted wind capacity for PPAs was 3,026 MW and 3,023 MW in 2023 and 2022, respectively.
In 2023, the average cost of wind energy was $7 per MWh for owned generation and $42 per MWh under existing PPAs. In 2022, the average cost of wind energy was $11 per MWh for owned generation and $38 per MWh under existing PPAs.

PSCo anticipates development of approximately 1,850 MW of wind generation resources (1,550 MW Company Owned, 300 MW as PPAs), as part of the Colorado Resource Plan.
Solar
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	887
Utility-Scale	1,530	(a)
Total	2,417
(a)Includes battery storage capacity of 225 MW.
The average cost of solar energy under existing PPAs was $34 per MWh and $69 per MWh in 2023 and 2022, respectively.
PSCo anticipates development of approximately 1,700 MW of solar generation resources (650 MW Company Owned, 1,050 MW as PPAs) as part of the Colorado Resource Plan.
Other
PSCo’s other carbon-free energy portfolio includes hydro from owned generating facilities.
PSCo anticipates development of approximately 1,850 MW of storage capacity (400 MW Company Owned, 1,450 MW as PPAs) as part of the Colorado Resource Plan.
See Item 2 — Properties for further information.
Fossil Fuel
PSCo’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
PSCo owns and operates coal units with approximately 1,650 MW of total 2023 net summer dependable capacity, which provided 26% of the PSCo energy mix in 2023.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2025	Comanche 2	330
2025	Craig 1	42	(a)
2025	Pawnee (b)	505
2027	Hayden 2	98	(a)
2028	Hayden 1	135	(a)
2028	Craig 2	40	(a)
2030	Comanche 3	500	(a)
(a)Based on PSCo’s ownership interest.
(b)Reflects conversion from coal to natural gas.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Coal
	Cost	Percent
2023	$1.57	54%
2022	1.48	55

Natural Gas
PSCo has seven natural gas plants with approximately 3,300 MW of total 2023 net summer dependable capacity, which provided 32% of the PSCo energy mix in 2023.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Natural Gas
	Cost	Percent
2023	$3.06	46%
2022	7.09	45
PSCo anticipates development of approximately 650 MW of Company Owned natural gas generation, as part of the Colorado Resource Plan to help ensure resiliency and reliability.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

System Peak Demand (MW)
2023		2022
6,909	July 24	6,821	Sept. 6
Transmission
Transmission lines deliver electricity over long distances from power sources to substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. PSCo owns more than 24,000 conductor miles of transmission lines across its service territory.
PSCo plans to build approximately 550 additional conductor miles of transmission lines related to the Colorado Power Pathway project estimated to be complete in 2027.
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. PSCo has a vast distribution network, owning and operating approximately 80,000 conductor miles of distribution lines across our service territory.
See Item 2 - Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. PSCo had natural gas deliveries of 289,163 (thousands of MMBtu), 1.5 million customers and natural gas revenues of $1,734 million for 2023.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	35%	92%	64%
C&I	16	7	26
Transportation and other	49	1	10
Sales/Revenue Statistics (a)

	2023	2022
MMBtu sales per retail customer	101	103
Revenue per retail customer	$1,061	$1,147
Residential revenue per MMBtu	10.97	11.14
C&I revenue per MMBtu	9.66	10.40
Transportation and other revenue per MMBtu	0.95	1.07
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible (customers with an alternate energy supply).
Maximum daily output (firm and interruptible) and occurrence date:

2023		2022
MMBtu	Date	MMBtu	Date
2,190,155	Jan. 30	2,243,552	Dec. 22
Natural Gas Supply and Cost
PSCo seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility, decreases interruption, financial risks and economical rates. In addition, PSCo conducts natural gas price hedging activities approved by its state’s commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2023	2022
$4.91	$6.33
PSCo has natural gas supply transportation and storage agreements that include obligations for purchase and/or delivery of specified volumes or to make payments in lieu of delivery.

General
Seasonality
Demand for electric power and natural gas is affected by seasonal differences in the weather. In general, peak sales of electricity occur in the summer months and peak sales of natural gas occur in the winter months. As a result, the overall operating results may fluctuate substantially on a seasonal basis. Additionally, PSCo’s operations have historically generated less revenues and income when weather conditions are warmer in the winter and cooler in the summer. Decoupling mechanisms mitigate the impacts of weather in certain jurisdictions. PSCo’s electric decoupling mechanism expired in September.
Competition
PSCo is subject to public policies that promote competition and development of energy markets. PSCo’s industrial and large commercial customers have the ability to generate their own electricity. In addition, customers may have the option of substituting other fuels or relocating their facilities to a lower cost region.

Customers have the opportunity to supply their own power with distributed generation including solar generation and can currently avoid paying for most of the fixed production, transmission and distribution costs incurred to serve them.
Colorado has incentives for the development of rooftop solar, community solar gardens and other distributed energy resources. Distributed generating resources are potential competitors to PSCo’s electric service business with these incentives and federal tax subsidies.
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. PSCo’s wholesale customers can purchase energy from competing generation resources and transmission services from other service providers to serve their native load.
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
Emerging Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In May 2023, the EPA published proposed rules addressing control of CO2 emissions from the power sector. The rule proposed regulations for new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The proposed rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Until final rules are issued, it is not certain what the impact will be on PSCo. PSCo believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
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
The EPA has committed to a May 2024 publication date for those new rules. It is also anticipated that the EPA may issue other CCR proposed rules in 2024 and 2025 that further expand the scope of the CCR Rule. Until final rules are issued, it is not certain what the impact will be on PSCo. PSCo. believes that the cost of these initiatives would be recoverable through rates based on prior state commission practices.
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

Employees
As of Dec. 31, 2023, PSCo had 2,352 full-time employees and ten part-time employees, of which 1,878 were covered under collective-bargaining agreements.

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
•Impact of adverse weather conditions and natural disasters, including, tornadoes, avalanches, icing events, floods, high winds and droughts.
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
Most utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals, develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The utility sector is undergoing significant change (e.g., increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
We require inputs such as coal, natural gas and water. Lack of availability of these resources could jeopardize long-term operations of our facilities or make them uneconomic to operate.
Our utility operations are highly dependent on suppliers to deliver components in accordance with short and long-term project schedules.
Our products contain components that are globally sourced from suppliers. A shortage of key components in which an alternative supplier is not identified could significantly impact operations and project plans for PSCo and our customers. Such impacts could include timing of projects and the potential for project cancellation. Failure to adhere to project budgets and timelines could adversely impact our results of operations, financial condition or cash flows.
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
A significant disruption in supply could cause us to seek alternatives at potentially higher costs. Additionally, supply shortages may not be fully resolved, which negatively impacts our ability to provide services to our customers. Failure to provide service due to disruptions may also result in fines, penalties or cost disallowances through the regulatory process. Also, significantly higher energy or fuel costs relative to sales commitments negatively impacts our cash flows and results of operations.
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
Public perception often does not distinguish between pass through commodity costs and base rates. High commodity prices that are passed through to customer bills could impact our ability to recover costs for other improvements and operations.
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
The competition for talent has become increasingly prevalent, and we have experienced increased employee turnover due to the condition of the labor market and decisions related to strategic workforce planning. In addition, specialized knowledge and skills are required for many of our positions, which may pose additional difficulty for us as we work to recruit, retain and motivate employees in this climate.
Failure to hire, adequately train replacement employees, transfer knowledge/expertise or future availability and cost of contract labor may adversely affect the ability to manage and operate our business. Inability to attract and retain these employees could adversely impact our results of operations, financial condition or cash flows.
Our businesses have collective bargaining agreements with labor unions. Failure to renew or renegotiate these contracts could lead to labor disruptions, including strikes or boycotts. Such disruptions or any negotiated wage or benefit increases could have a material adverse impact to our results of operations, financial condition or cash flows.
National unionization efforts could affect our business, as an increase in unionized workers could challenge our operational efficiency and increase costs.
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
We are exposed to risk of employee or third-party contractor fraud or misconduct. All employees and members of the Board of Directors are subject to compliance with our Code of Conduct and are required to participate in annual training. Additionally, suppliers are subject to compliance with our Supplier Code of Conduct. PSCo does not tolerate discrimination, violations of our Code of Conduct or other unacceptable behaviors. However, it is not always possible to identify and deter misconduct by employees and other third-parties, which may result in governmental investigations, other actions or lawsuits. If such actions are taken against us we may suffer loss of reputation and such actions could have a material effect on our financial condition, results of operations and cash flows.
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
Changes in the long-term cost-effectiveness or to the operating conditions of our assets may result in early retirements of utility facilities. While regulation typically provides cost recovery for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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
Our credit ratings are subject to change and our credit ratings may be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios and impacts of tax policy may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.

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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our cash flow and liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the economy and unemployment rates.
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and incur losses.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., SPP, Midcontinent Independent System Operator, Inc. and California ISO), in which any credit losses are socialized to all market participants.
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
If either S&P or Moody’s Investor Services were to downgrade Xcel Energy Inc.’s debt securities below investment grade, it would increase Xcel Energy Inc.’s cost of capital and restrict its access to the capital markets. This could limit Xcel Energy Inc.’s ability to contribute equity or make loans to us or may cause Xcel Energy Inc. to seek additional or accelerated funding from us in the form of dividends. If such event were to occur, we may need to seek alternative sources of funds to meet our cash needs.
As of Dec. 31, 2023, Xcel Energy Inc. and its utility subsidiaries had approximately $24.9 billion of long-term debt and $1.3 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2023, Xcel Energy had the following guarantees outstanding:
•$951 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$100 million for performance on tax credit sale agreements of its subsidiaries, with immaterial exposure.
•$75 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
The oil and gas industry represents our largest commercial and industrial customer base. Oil and natural gas prices are sensitive to market risk factors which may impact demand.
We face risks related to health epidemics and other outbreaks, which may have a material effect on our financial condition, results of operations and cash flows.
Health epidemics impact countries, communities, supply chains and markets. Uncertainty continues to exist regarding epidemics; the duration and magnitude of business restrictions including shutdowns (domestically and globally); the potential impact on the workforce including shortages of employees and third-party contractors due to quarantine policies, vaccination requirements or government restrictions; impacts on the transportation of goods, and the generalized impact on the economy.
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
A cybersecurity incident or security breach could have a material effect on our business.
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
Our generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets, as well as information processed in our systems (e.g., information regarding our customers, employees, operations, infrastructure and assets) could be affected by cybersecurity incidents, including those caused by human error.
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations.
Cybersecurity incidents could harm our businesses by limiting our generation, transmission and distribution capabilities, delaying our development and construction of new facilities or capital improvement projects to existing facilities, disrupting our customer operations or causing the release of customer information, all of which would likely receive state and federal regulatory scrutiny and could expose us to liability.
Our generation, transmission systems and natural gas pipelines are part of an interconnected system. Therefore, a disruption caused by the impact of a cybersecurity incident on the regional electric transmission grid, natural gas pipeline infrastructure or other fuel sources of our third-party service providers’ operations, could also negatively impact our business.
Generative Artificial Intelligence, such as large language models like ChatGPT, present a range of challenges and potential risks as we consider impacts to the business. These challenges involve navigating the complexities of creating and deploying AI models that generate content autonomously. Data privacy, legal concerns, and security issues are all risks as this technology continues to be adopted.

Our supply chain for procurement of digital equipment and services may expose software or hardware to these risks and could result in a breach or significant costs of remediation. We are unable to quantify the potential impact of cybersecurity threats or subsequent related actions. Cybersecurity incidents and regulatory action could result in a material decrease in revenues and may cause significant additional costs (e.g., penalties, third-party claims, repairs, insurance or compliance) and potentially disrupt our supply and markets for natural gas, oil and other fuels.
We maintain security measures to protect our information technology and control systems, network infrastructure and other assets. However, these assets and the information they process may be vulnerable to cybersecurity incidents, including asset failure or unauthorized access to assets or information. A failure or breach of our technology systems or those of our third-party service providers could disrupt critical business functions and may negatively impact our business, our brand, and our reputation. The cybersecurity threat is dynamic and evolves continually, and our efforts to prioritize network protection may not be effective given the constant changes to threat vulnerability.
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
In the event of serious incidents, these agencies may pursue penalties. In addition, certain states have the authority to impose substantial penalties. If a serious reliability, cybersecurity or safety incident did occur, it could have a material effect on our results of operations, financial condition or cash flows.
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
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, or increased costs of insurance, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
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

ITEM 1B — UNRESOLVED STAFF COMMENTS
None.

ITEM 1C — CYBERSECURITY
PSCo is a wholly owned subsidiary of Xcel Energy. As such, its cybersecurity processes are maintained by Xcel Energy management and governed by its Board of Directors.
As described in Item 1A – Risk Factors, Xcel Energy operates in an industry that requires the continued operation of sophisticated information technology, control systems and network infrastructure, as such, our business is subject to the risk of interruption by cybersecurity incidents that range from attacks common to most industries, such as phishing and denial-of-service, to attacks from more sophisticated adversaries, including nation state actors, that target the critical infrastructure used in the operation of our business.
Xcel Energy has a security risk program in place to identify, assess, manage and report material risks from cybersecurity incidents. As a utility provider, Xcel Energy complies with reliability standards imposed by NERC, including critical infrastructure protection standards related to both cybersecurity and physical security. These standards imposed by NERC, in alignment with the NIST Cybersecurity Framework, are the basis for which Xcel Energy has designed the cybersecurity control framework within its security risk program.

Annually, as part of Xcel Energy’s enterprise risk program, an integrated cybersecurity risk identification and assessment is completed across Xcel Energy’s business, including generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (including systems hosted by third parties) that could be affected by cybersecurity incidents. This analysis includes the impact, likelihood, timeframe and controllability of cybersecurity risks and is presented to the Board of Directors. Management monitors and reviews the results of this analysis, integrating them into the enterprise risk assessment processes and implements appropriate mitigating actions as needed.
Xcel Energy’s cybersecurity policies, standards, practices and readiness are regularly assessed by third-party consultants. These partners are engaged to perform independent penetration testing and other security related services to assist in the prevention, detection, monitoring, mitigation and remediation of cybersecurity incidents and risks. The results of these assessments are communicated to management and the Board of Directors by the Chief Security Officer.
Xcel Energy employs a comprehensive risk based approach to assess the magnitude and significance of a vendor’s risk to Xcel Energy. Certain third-party service providers are subject to vendor security risk assessments at the time of integration, contract execution/renewal, and upon detection of any increase in risk profile. Xcel Energy uses a variety of inputs in such risk assessments, including information supplied by providers and third parties (including information analysis centers that share daily threat intelligence and improve organizational agility associated with management of cybersecurity risks). In addition, Xcel Energy requires certain third-party service providers to meet appropriate security requirements, controls and responsibilities. Xcel Energy deploys periodic monitoring activities to assess compliance with our cybersecurity control framework and investigates security incidents that have impacted our third-party service providers as appropriate.
Management has assigned responsibility for the security risk program to the Chief Security Officer who has extensive experience in critical infrastructure protection, including multiple years of experience with the Department of Defense. The Chief Security Officer is informed about and monitors prevention, detection, mitigation and remediation efforts through a team of security professionals, many of whom are Certified Information Systems Security Professionals, Certified Information Security Managers or have received other cybersecurity certifications. The team has extensive experience selecting, deploying and operating cybersecurity technologies, initiatives and processes that aid in preventing, remediating and mitigating known and unknown cybersecurity threats.
The Chief Security Officer or members of management brief the Board on routine and regular cybersecurity risk and threat updates, typically on a quarterly basis. In the event of a significant threat or incident, management and the Chief Security Officer leverage Xcel Energy’s incident response processes to assess impacts and resolve incidents. When a significant cybersecurity incident occurs, management communicates with the Board of Directors and relevant committees.
The Board of Directors oversees the risks associated with cybersecurity and the physical security of our assets, with information security matters being discussed at each regular board meeting as well as at the ONES and Audit Committee meetings throughout the year.
While the ONES Committee has primary committee responsibility for cybersecurity due to the operational issues involved, the Board of Directors has determined that the topic is of sufficient importance to warrant this comprehensive oversight approach. Augmenting such oversight efforts, the Board conducts drills to practice its response in a possible emergency situation to ensure it is well prepared and positioned to perform in a possible crisis.
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack has had a material impact on our business or results of operations. As of Feb. 21, 2024 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of PSCo is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2023	Fuel	Installed	MW (a)
Steam:
Comanche-Pueblo, CO
Unit 2	Coal	1975	330
Unit 3	Coal	2010	500	(b)
Craig-Craig, CO, 2 Units	Coal	1979 - 1980	82	(c)
Hayden-Hayden, CO, 2 Units	Coal	1965 - 1976	233	(d)
Pawnee-Brush, CO, 1 Unit	Coal	1981	505
Cherokee-Denver, CO, 1 Unit	Natural Gas	1968	310
Combustion Turbine:
Blue Spruce-Aurora, CO, 2 Units	Natural Gas	2003	264
Cherokee-Denver, CO, 3 Units	Natural Gas	2015	576
Fort St. Vrain-Platteville, CO, 6 Units	Natural Gas	1972 - 2009	1,022
Manchief, CO, 2 Units .	Natural Gas	2000	250
Rocky Mountain-Keenesburg, CO, 3 Units	Natural Gas	2004	592
Various locations, 8 Units	Natural Gas	Various	247
Hydro:
Cabin Creek-Georgetown, CO
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 6 Units	Hydro	Various	23
Wind:
Rush Creek, CO, 300 units	Wind	2018	582	(e)
Cheyenne Ridge, CO, 229 units	Wind	2020	477	(e)
		Total	6,203
(a)Summer 2023 net dependable capacity. Wind is presented as net maximum capacity.
(b)Based on PSCo’s ownership of 67%.
(c)Based on PSCo’s ownership of 10%.
(d)Based on PSCo’s ownership of 76% of Unit 1 and 37% of Unit 2.
(e)Net maximum capacity is attainable only when wind conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2023 the Company’s wind facilities had a weighted-average capacity factors of 43%.

Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2023:

Conductor Miles
Transmission
345 KV	5,421
230 KV	12,244
138 KV	92
115 KV	4,994
Less than 115 KV	1,782
Total Transmission	24,533

Distribution
Less than 115 KV	80,176

Total	104,709
PSCo had 235 electric utility transmission and distribution substations at Dec. 31, 2023.
Natural gas utility mains at Dec. 31, 2023:

Miles
Transmission	2,024
Distribution	23,494

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PSCo is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the consolidated financial statements for further information.
The dividends declared during 2023 and 2022 were as follows:

(Millions of Dollars)	2023	2022
First quarter	$183	$129
Second quarter	189	132
Third quarter	161	127
Fourth quarter	72	119

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
Non-GAAP Financial Measures
The following discussion includes financial information prepared in accordance with GAAP, as well as certain non-GAAP financial measures such as ongoing earnings. Generally, a non-GAAP financial measure is a measure of a company’s financial performance, financial position or cash flows that is adjusted from measures calculated and presented in accordance with GAAP.
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

The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2023	2022
GAAP net income	$695	$727
Loss on Comanche Unit 3 litigation	35	—
Workforce reduction expenses	20	—
Less: tax effect of adjustment	(13)	—
Ongoing earnings	$737	$727
Comanche Unit 3 Litigation — In the third quarter of 2023, PSCo recognized a $34 million loss due to a jury verdict in Denver County District Court awarding CORE lost power damages and other costs. PSCo intends to file an appeal of this decision. Given the non-recurring nature of this specific item, it has been excluded from ongoing earnings.
Workforce Reduction — In 2023, Xcel Energy implemented workforce actions to align resources and investments with our evolving business and customer needs, and streamline the organization for long-term success. Xcel Energy initiated a voluntary retirement program, under which approximately 400 eligible non-bargaining employees retired. Xcel Energy also eliminated approximately 150 non-bargaining employees through an involuntary severance program.
Total Xcel Energy workforce reduction expenses of $72 million were recorded in the fourth quarter of 2023, of which $20 million was attributable to PSCo. Given the non-recurring nature of this item, it has been excluded from ongoing earnings.

Results of Operations
2023 Comparison to 2022
PSCo’s GAAP net income was $695 million for 2023, compared to $727 million for 2022. Ongoing net income was $737 million for 2023, compared to $727 million for 2022. Ongoing earnings primarily reflects higher recovery of infrastructure investment and lower O&M expenses, which were partially offset by increased depreciation, interest charges and unfavorable weather.
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
Electric Revenues, Fuel and Purchased Power and Electric Margin

(Millions of Dollars)	2023	2022
Electric revenues	$3,731	$3,795
Electric fuel and purchased power	(1,364)	(1,485)
Electric margin	$2,367	$2,310
Changes in Electric Margin

(Millions of Dollars)	2023 vs. 2022
Regulatory rate outcome	$56
Non-fuel riders	26
Wholesale transmission revenue (net)	6
Estimated impact of weather (net of decoupling)	(23)
Sales and demand (a)	(5)
Other (net)	(3)
Total increase	$57
(a)Sales excludes weather impact, net of partial decoupling (mechanism expired in September).
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
Natural Gas Revenues, Cost of Natural Gas Sold and Transported and Natural Gas Margin

(Millions of Dollars)	2023	2022
Natural gas revenues	$1,734	$1,860
Cost of natural gas sold and transported	(910)	(1,053)
Natural gas margin	$824	$807
Changes in Natural Gas Margin

(Millions of Dollars)	2023 vs. 2022
Regulatory rate outcomes	47
Estimated impact of weather	$(12)
Other (net)	(18)
Total increase	$17
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses decreased $40 million in 2023. The decrease was primarily due to impact of management cost containment efforts, the timing of regulatory deferrals and the exit of our appliance repair services business, offset by the impact of inflationary pressures, including labor.
Depreciation and Amortization — Depreciation and amortization increased $76 million in 2023. The increase was primarily due to system expansion and new electric and natural gas depreciation rates.
Interest Charges — Interest expenses increased $41 million in 2023. The increase was largely due to increased long-term debt levels to fund capital investments and higher interest rates.

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

RTO
PSCo is not presently a member of an RTO and does not operate within an RTO energy market. However, PSCo does make certain sales to other RTO’s, including SPP and participates in the SPP Western Energy Imbalance Service market, an energy imbalance market.

DOT	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
Colorado Energy Plan Adjustment	Recovers the early retirement costs of Comanche Units 1 and 2 to a maximum of 1% of the customer’s bill.
Decoupling	Mechanism to true-up revenue to a baseline amount for residential (excluding lighting and demand) and metered non-demand small C&I classes (pilot program ended Sept. 2023, with amortization of previously deferred amounts expected through 2026).
DSM Cost Adjustment	Recovers electric and gas DSM, interruptible service costs and performance incentives for achieving energy savings goals.
ECA	Recovers fuel and purchased energy costs. Short-term sales margins are shared with customers. The ECA is revised quarterly.
Fuel Clause Adjustment
PSCo recovers fuel and purchased energy costs from wholesale electric customers through a fuel cost adjustment clause approved by the FERC. Wholesale customers pay production costs through a forecasted formula rate subject to true-up.

GCA	Recovers costs of purchased natural gas and transportation and is revised quarterly to allow for changes in natural gas rates.
Purchased Capacity Cost Adjustment	Recovers purchased capacity payments.
RES Adjustment	Recovers the incremental costs of compliance with the RES with a maximum of 1% of the customer’s bill.
Steam Cost Adjustment	Recovers fuel costs to operate the steam system. The Steam Cost Adjustment rate is revised quarterly.
Transmission Cost Adjustment	Recovers costs between rate cases for transmission projects that result in a net increase in capacity or are part of an approved wildfire mitigation plan.
Transportation Electrification Plan	Recovers costs associated with the investment in and adoption of transportation electrification infrastructure.
Pending and Recently Concluded Regulatory Proceedings
Colorado Electric Rate Case — In 2022, PSCo filed a Colorado electric rate case seeking a revised net increase of $253 million. The total request reflected a $303 million increase, which includes $50 million of authorized costs previously recovered through various rider mechanisms. The request was based on a 10.25% ROE, an equity ratio of 55.7% and a 2023 forecast test year with a 2023 average rate base of $11.3 billion.
In September 2023, the CPUC approved a settlement between PSCo and various parties, which included the following terms:
•Retail revenue increase (excluding rider roll-ins) of $95 million (2.96%), based on a 2022 historic test year using year-end rate base with forward looking known and measurable adjustments.
•Weighted-average cost of capital of 6.95% (based on 55.69% equity ratio and 9.3% ROE).
•Termination of the revenue decoupling pilot.
•Continuation of previously authorized trackers and deferrals.
Rates became effective in September 2023.
Colorado Resource Plan — In August 2022, the CPUC approved a settlement for the Colorado Resource Plan, which provides for an expected carbon reduction and the retirement of PSCo’s remaining coal plant by the end of 2030.
In September 2023 (updated in October 2023), PSCo filed its recommended Preferred Portfolio of resources, which proposed a total of 7,521 MW of generation resources, including 4,716 owned MW and 2,805 purchased power MW. The filing also included several other alternative portfolios.

In December 2023, the CPUC approved an alternative portfolio of 5,835 MW. The decision provides an opportunity to assess timing and levels of incremental renewable resources in the Just Transition Plan filing expected to be submitted by June 1, 2024.
Approved portfolio includes the following resources:

Generation Resource (in MW)	Company Owned	PPAs	Total
Wind Resources	1,325	375	1,700
Solar	858	760	1,618
Storage	500	1,348	1,848
Natural Gas	450	219	669
Total	3,133	2,702	5,835
PSCo expects to invest approximately $4.8 billion in generation resources under the alternative portfolio for the benefit of its customers and achieving the state’s clean energy goals. The CPUC did not approve the May Valley to Longhorn Transmission Line, which was estimated at $250 million.
In December 2023, the CPUC approved two PIMs associated with the generation projects in the portfolio, including a two-way sharing measure related to capital construction costs and another related to ongoing levelized energy costs. These PIMs will be further defined in the written order and related proceedings throughout 2024.
In February 2024, PSCo filed an ARRR to seek approval for an updated portfolio, reflecting inclusion of certain back-up bids and clarifications of the application of PIMs.
Colorado Natural Gas Rate Case — In January 2024, PSCo filed a request with the CPUC seeking an increase to retail natural gas rates of $171 million, or an approximately 9.5% increase in the average residential customer bill. The request is based on a 2023 test year, a 10.25% ROE, an equity ratio of 55% and a $4.2 billion retail rate base which includes projected capital additions through Dec. 31, 2023. PSCo has requested a proposed effective date of Nov. 1, 2024.
PSCo has proposed to defer collection of the increased rates until Feb. 15, 2025 (following the expiration of the rider to recover Winter Storm Uri costs) to mitigate customer bill impacts, with revenues for the deferred period collected over a 12-month period beginning on that date.
The request supports fundamental infrastructure investments to serve customers, consistent with PSCo’s obligation to provide safe, reliable service while enabling PSCo to continue to be a leader of the clean energy transition in partnership with the CPUC to achieve clean heat goals.

Revenue Request (millions of dollars)
Changes since 2022 rate case:
Plant related investments (a)	$145
Operations and maintenance, amortization and other expenses	23
Property tax expense	10
Sales growth	(7)
Total base revenue request	$171
(a)Includes approximately $32 million as a result of the increase in ROE from 9.2% to 10.25%.
ECA Fuel Recovery — In December 2022, PSCo filed to recover $123 million of under-recovered 2022 fuel costs over two quarters. In December 2022, the CPUC found that the $123 million should be removed from the proposed ECA rates, and required PSCo to file a separate application to recover these costs.
In 2023, PSCo submitted interim ECA filings to recover $70 million and $25 million, respectively, of the 2022 under-recovered costs.
In the third quarter, PSCo and CPUC Staff filed a settlement allowing for collection of the remaining amount, which after final adjustments was $37 million. In December 2023, the ALJ issued a recommended decision approving the settlement in full. Recovery of costs is expected to begin in the second quarter of 2024.
Colorado Legislation — In May 2023, Colorado Senate Bill 23-291 passed and was signed into law. The bill includes a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines).
In November 2023, the CPUC approved PSCo’s natural gas price risk management plan, establishing upper and lower limits for changes in the GCA rate. As a result costs above the upper limit are deferred for future recovery, with interest, and costs below the lower limit are deferred as a reserve against future cost increases.
The legislation also calls for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers by Jan. 1, 2025. The CPUC issued a request for initial comments on a potential mechanism under which gas utilities would share a percentage, subject to an annual cap, of cost changes in the GCA. A formal rulemaking is expected to commence in the first half of 2024.
Purchased Power and Transmission Service Providers
PSCo meets its system capacity and energy requirements through its fleet of owned and purchased electric generation resources and, when required, the use of demand-side management programs.
Purchased Power — PSCo purchases power from other utilities, energy marketers and independent power producers. Long-term purchased power contracts for dispatchable resources typically require capacity and energy charges. Much of PSCo’s long-term purchased power is for wind, solar and storage resources. PSCo makes short-term purchases to meet system load and energy requirements, replace generation out of service for maintenance, meet operating reserve obligations, or obtain energy at a lower cost.
Energy Markets — PSCo joined the SPP Western Energy Imbalance Service Market in April 2023. This market is an incremental step in the participation in an organized wholesale market. Energy imbalance markets allow participants to buy and sell power close to the time electricity is consumed and gives system operators real-time visibility across neighboring grids. The result improves balancing supply and demand at a lower cost.
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

Other
Supply Chain
PSCo’s ability to meet customer energy requirements, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain. Manufacturing processes have experienced disruptions related to the scarcity of certain raw materials and interruptions in production and shipping. Inflationary pressures, labor shortages, and the impact of geopolitical events have further exacerbated these disruptions. PSCo continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers, modifying design standards, and adjusting the timing of work.
Additionally, certain products, components, and equipment, particularly in renewables categories, originate in countries that could face tariffs, fines, or restrictions from government or other regulatory bodies and present a cost and supply risk until there is sufficient capacity and supply base with adequate capacity to meet US needs.
Electric Meters and Transformers
Supply chain issues associated with semiconductors delayed the availability of AMI meters, which led to a reduced number of meters deployed in 2022. PSCo saw significant improvement in meter availability in 2023 and we expect normal conditions in 2024 and going forward. PSCo expects to complete AMI meter deployment in 2025.
Additionally, the availability of certain transformers is an industry-wide issue that has significantly impacted and in some cases resulted in delays to projects and new customer connections. Proposed governmental actions related to transformer efficiency standards may compound these delays in the future. PSCo continues to seek alternative suppliers and prioritize work plans to mitigate the impacts of supply constraints.
Solar Resources
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation. It concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs remains in effect until June 2024. Many significant solar projects have resumed with modified costs and projected in-service dates, including certain PPAs in PSCo. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (e.g., due to implementation of the Uyghur Forced Labor Protection Act) or disruptions in solar imports from key suppliers could impact project timelines and costs.

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
Fair value of net commodity trading contracts as of Dec. 31, 2023:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
PSCo (a)	$—	$1	$2	$—	$3
PSCo (b)	(10)	6	2	—	(2)
	$(10)	$7	$4	$—	$1

	Options Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
PSCo (b)	$4	$—	$—	$—	$4
(a)Prices actively quoted or based on actively quoted prices.
(b)Prices based on models and other valuation methods.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2023	2022
Fair value of commodity trading net contracts outstanding at Jan. 1	$—	$(15)
Contracts realized or settled during the period	(12)	(8)
Commodity trading contract additions and changes during the period	17	23
Fair value of commodity trading net contracts outstanding at Dec.31	$5	$—
A 10% increase and 10% decrease in forward market prices for PSCo’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $3 million at Dec. 31, 2023 and $7 million at Dec. 31, 2022. Market price movements can exceed 10% under abnormal circumstances.

Xcel Energy’s commodity trading operations measure the outstanding risk exposure to price changes on contracts and obligations using an industry standard methodology known as VaR. VaR expresses the potential change in fair value of the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for the NSP-Minnesota and PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	Average	High	Low
2023	$—	$—	$1	$—
2022	$2	$1	$5	$—
Interest Rate Risk — PSCo is subject to interest rate risk. PSCo’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100 basis point change in the benchmark rate on PSCo’s variable rate debt would impact pretax interest expense annually by approximately $4 million and $3 million in 2023 and 2022, respectively.
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
At Dec. 31, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $2 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $2 million. At Dec. 31, 2022, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $13 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $6 million.
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
PSCo management assessed the effectiveness of PSCo’s internal control over financial reporting as of Dec. 31, 2023. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2023, PSCo’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 21, 2024	Feb. 21, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Public Service Company of Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of Colorado and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and refunds due to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
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
•We read relevant regulatory orders issued by the Commissions for the Company, regulatory filings, legal decisions and recommendations being evaluated by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates. We evaluated historic orders for precedents of the Commissions’ treatment of similar costs under similar circumstances. We compared the regulatory orders, filings and other publicly available information to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 21, 2024

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Operating revenues
Electric	$3,731	$3,795	$3,413
Natural gas	1,734	1,860	1,355
Other	54	53	47
Total operating revenues	5,519	5,708	4,815

Operating expenses
Electric fuel and purchased power	1,364	1,485	1,336
Cost of natural gas sold and transported	910	1,053	606
Cost of sales — steam and other	17	18	15
Operating and maintenance expenses	865	905	831
Demand side management expenses	135	133	132
Depreciation and amortization	924	848	744
Taxes (other than income taxes)	287	272	256
Loss on Comanche Unit 3 litigation	35	—	—
Workforce reduction expenses	20	—	—
Total operating expenses	4,557	4,714	3,920

Operating income	962	994	895

Other income (expense), net	15	(2)	4
Allowance for funds used during construction — equity	39	32	28

Interest charges and financing costs
Interest charges — includes other financing costs of $8, $8 and $8, respectively	312	271	243
Allowance for funds used during construction — debt	(20)	(11)	(9)
Total interest charges and financing costs	292	260	234

Income before income taxes	724	764	693
Income tax expense	29	37	33
Net income	$695	$727	$660
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Net income	$695	$727	$660
Other comprehensive income
Pension and retiree medical benefits:
Net pension and retiree medical gain (loss) arising during the period, net of tax	—	(1)	—
Reclassification of loss to net income, net of tax	1	—	—
Derivative instruments:
Reclassification of loss to net income, net of tax	1	1	2

Total other comprehensive income	2	—	2
Total comprehensive income	$697	$727	$662
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2023	2022	2021
Operating activities
Net income	$695	$727	$660
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	929	854	754
Deferred income taxes	(138)	(10)	21
Allowance for equity funds used during construction	(39)	(32)	(28)
Provision for bad debts	34	38	26
Changes in operating assets and liabilities:
Accounts receivable	36	(227)	(58)
Accrued unbilled revenues	158	(169)	(52)
Inventories	(14)	(86)	(71)
Other current assets	22	12	(23)
Accounts payable	(107)	183	66
Net regulatory assets and liabilities	270	82	(526)
Other current liabilities	97	8	30
Pension and other employee benefit obligations	11	(13)	(53)
Other, net	—	(112)	(19)
Net cash provided by operating activities	1,954	1,255	727

Investing activities
Utility capital/construction expenditures	(2,360)	(1,880)	(1,604)
Investments in utility money pool arrangement	(367)	(45)	(273)
Repayments from utility money pool arrangement	367	45	273
Net cash used in investing activities	(2,360)	(1,880)	(1,604)

Financing activities
Proceeds from short-term borrowings, net	26	146	11
Borrowings under utility money pool arrangement	781	1,199	743
Repayments under utility money pool arrangement	(730)	(1,199)	(800)
Proceeds from issuance of long-term debt	834	686	737
Repayments of long-term debt	(250)	(300)	—
Capital contributions from parent	400	569	650
Dividends paid to parent	(652)	(491)	(467)
Net cash provided by financing activities	409	610	874

Net change in cash and cash equivalents	3	(15)	(3)
Cash, cash equivalents and restricted cash at beginning of period	10	25	28
Cash, cash equivalents and restricted cash at end of period	$13	$10	$25

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(271)	$(250)	$(230)
Cash paid for income taxes, net	(126)	(79)	(14)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$248	$233	$157
Inventory transfers to property, plant and equipment	75	12	10
Operating lease right-of-use assets	18	140	—
Allowance for equity funds used during construction	39	32	28
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share)

	Dec. 31
	2023	2022
Assets
Current assets
Cash and cash equivalents	$13	$10
Accounts receivable, net	492	562
Accounts receivable from affiliates	28	11
Accrued unbilled revenues	361	519
Inventories	258	319
Regulatory assets	304	411
Derivative instruments	11	65
Prepayments and other	95	103
Total current assets	1,562	2,000

Property, plant and equipment, net	21,035	19,652

Other assets
Regulatory assets	1,267	1,277
Derivative instruments	15	22
Operating lease right-of-use assets	366	437
Other	383	231
Total other assets	2,031	1,967
Total assets	$24,628	$23,619

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$250
Borrowings under utility money pool arrangement	51	—
Short-term debt	320	294
Accounts payable	704	764
Accounts payable to affiliates	83	75
Regulatory liabilities	70	59
Taxes accrued	261	242
Accrued interest	68	59
Dividends payable to parent	72	120
Derivative instruments	17	30
Operating lease liabilities	102	80
Other	177	115
Total current liabilities	1,925	2,088

Deferred credits and other liabilities
Deferred income taxes	1,894	1,983
Regulatory liabilities	2,562	2,489
Asset retirement obligations	383	476
Derivative instruments	—	9
Customer advances	124	144
Pension and employee benefit obligations	40	13
Operating lease liabilities	290	379
Other	218	198
Total deferred credits and other liabilities	5,511	5,691

Commitments and contingencies
Capitalization
Long-term debt	7,450	6,610
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Dec. 31, 2023 and Dec. 31, 2022, respectively	—	—
Additional paid in capital	7,412	6,992
Retained earnings	2,350	2,260
Accumulated other comprehensive loss	(20)	(22)
Total common stockholder's equity	9,742	9,230
Total liabilities and stockholder's equity	$24,628	$23,619
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2020	100	$—	$5,770	$1,846	$(24)	$7,592

Net income				660		660
Other comprehensive income					2	2
Common dividends declared to parent				(466)		(466)
Contribution of capital by parent			656			656
Balance at Dec. 31, 2021	100	$—	$6,426	$2,040	$(22)	$8,444

Net income				727		727
Common dividends declared to parent				(507)		(507)
Contribution of capital by parent			566			566
Balance at Dec. 31, 2022	100	$—	$6,992	$2,260	$(22)	$9,230

Net income				695		695
Other comprehensive income					2	2
Common dividends declared to parent				(605)		(605)
Contribution of capital by parent			420			420
Balance at Dec. 31, 2023	100	$—	$7,412	$2,350	$(20)	$9,742

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
PSCo has evaluated events occurring after Dec. 31, 2023 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
Use of Estimates — PSCo uses estimates based on the best information available to record transactions and balances resulting from business operations.
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other available information. Regulatory assets and liabilities are amortized consistent with the treatment in the rate setting process.
If changes in the regulatory environment occur, PSCo may no longer be eligible to apply this accounting treatment and may be required to eliminate regulatory assets and liabilities. Such changes could have a material effect on PSCo’s results of operations, financial condition and cash flows.
See Note 4 for further information.
Income Taxes — PSCo accounts for income taxes using the asset and liability method, which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the consolidated financial statements. Income taxes are deferred for all temporary differences between pretax financial and taxable income and between the book and tax bases of assets and liabilities utilizing rates that are scheduled to be in effect when the temporary differences are expected to reverse. The effect of a change in tax rates on deferred tax assets and liabilities is recognized in the period that includes the enactment date.
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
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of related property. The requirement to defer and amortize these credits specifically applies to certain federal ITCs, as determined by tax regulations and PSCo tax elections. For tax credits otherwise eligible to be recognized when earned, PSCo considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. This evaluation includes consideration of whether tax credits are expected to be sold at a discount and impact the realization of amounts presented as deferred tax assets. Transferable tax credits are accounted for under ASC 740 Income Taxes, and valuation allowances and any adjustments for discounts incurred on sales transactions are recorded to deferred tax expense, typically recovered in regulatory mechanisms.
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
Interest and penalties related to income taxes are reported within Other income (expense), net or interest charges in the consolidated statements of income.
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

See Note 7 for further information.
Property, Plant and Equipment and Depreciation in Regulated Operations — Property, plant and equipment is stated at original cost. The cost of plant includes direct labor and materials, contracted work, overhead costs and AFUDC. The cost of plant retired is charged to accumulated depreciation and amortization. Amounts recovered in rates for future removal costs are recorded as regulatory liabilities. Significant additions or improvements extending asset lives are capitalized, while repairs and maintenance costs and replacement of items determined to be less than a unit of property are charged to expense as incurred.
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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.6% in 2023, 3.4% in 2022 and 3.2% in 2021.
See Note 3 for further information.
AROs — PSCo records AROs as a liability in the period incurred (if fair value can be reasonably estimated), with the offsetting/associated costs capitalized as a long-lived asset. The liability is generally increased over time by applying the effective interest method of accretion and the capitalized costs are typically depreciated over the useful life of the long-lived asset. Changes resulting from revisions to timing or amounts of expected asset retirement cash flows are recognized as an increase or a decrease in the ARO.
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
Estimated future expenditures to restore sites are treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability.
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
PSCo recognizes physical sales to customers (native load and wholesale) on a gross basis in electric revenues and cost of sales. PSCo participates in SPP WEIS. Revenues for short-term physical wholesale sales of excess energy transacted through the imbalance market are recorded on a gross basis. Other revenues and charges settled/facilitated through SPP WEIS are recorded on a net basis in cost of sales.
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
As of Dec. 31, 2023 and 2022, the allowance for bad debts was $56 million and $54 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Inventories
Materials and supplies	$91	$80
Fuel	83	68
Natural gas	84	171
Total inventories	$258	$319

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
Derivative Instruments — PSCo uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates and utility commodity prices, including forward contracts, futures, swaps and options. Derivatives not qualifying for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
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

2. Accounting Pronouncements
Recently Issued
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. The ASU is effective for annual periods beginning after Dec. 15, 2023 and quarterly periods beginning after Dec. 15, 2024, and PSCo does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.

Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the effective tax rate reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and PSCo does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Property, plant and equipment, net
Electric plant	$16,698	$15,771
Natural gas plant	6,321	5,949
Common and other property	1,472	1,415
Plant to be retired (a)	1,203	1,305
CWIP	1,310	877
Total property, plant and equipment	27,004	25,317
Less accumulated depreciation	(5,969)	(5,665)
Property, plant and equipment, net	$21,035	$19,652
(a)Amounts include Comanche Units 2 and 3, Craig Units 1 and 2, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion. Amounts are presented net of accumulated depreciation.
Joint Ownership of Generation, Transmission and Gas Facilities
Jointly owned assets as of Dec. 31, 2023:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric generation:
Hayden Unit 1	$157	$108	76%
Hayden Unit 2	151	87	37
Hayden common facilities	44	31	53
Craig Units 1 and 2	82	55	10
Craig common facilities	39	25	7
Comanche Unit 3	916	191	67
Comanche common facilities	29	4	77
Electric transmission:
Transmission and other facilities	189	75	Various
Gas transmission:
Rifle, CO to Avon, CO	28	9	60
Gas transmission compressor	8	2	50
Total (a)	$1,643	$587
(a)Projects additionally include $18 million in CWIP.
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
Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2023		Dec. 31, 2022
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$2	$396	$3	$367
Net AROs (a)	1, 10	Various	—	236	—	212
Depreciation differences		One to 10 years	16	184	16	187
Recoverable deferred taxes on AFUDC		Plant lives	—	135	—	119
Excess deferred taxes — TCJA	7	Various	—	55	2	54
Environmental remediation costs		Various	—	44	6	26
Conservation programs (b)	1	One to two years	12	33	8	16
Revenue decoupling		Various	—	31	—	—
Gas pipeline inspection costs		One to two years	3	25	—	13
Deferred natural gas, electric, steam energy/fuel costs		One to three years	221	22	312	200
Purchased power contract costs		Term of related contract	4	20	3	16
Grid modernization costs		Two years	15	14	14	22
Property tax		Various	3	7	8	2
Other		Various	28	65	39	43
Total regulatory assets			$304	$1,267	$411	$1,277
(a)Includes amounts recorded for future recovery of AROs.
(b)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2023		Dec. 31, 2022
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$2	$1,260	$2	$1,298
Plant removal costs	1, 10	Various	—	769	—	705
Effects of regulation on employee benefit costs (b)		Various	—	234	—	227
Renewable resources and environmental initiatives		Various	—	152	—	141
Revenue decoupling		Various	—	63	—	55
ITC deferrals	1	Various	1	44	1	41
Deferred natural gas, electric, steam energy/fuel costs		Less than one year	34	—	3	—
Conservation programs	1	Less than one year	9	—	19	—
Formula rates		One to two years	8	—	16	—
Other		Various	16	40	18	22
Total regulatory liabilities			$70	$2,562	$59	$2,489
(a)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(b)Includes regulatory amortization and certain 2018 TCJA benefits approved by the CPUC to offset the prepaid pension asset.
PSCo’s regulatory assets not earning a return include past expenditures of $416 million and $538 million at Dec. 31, 2023 and 2022, respectively, which predominately relate to purchased natural gas and electric energy costs (including certain costs related to Winter Storm Uri), sales true-up and revenue decoupling and various renewable resources/environmental initiatives. Additionally, the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed) do not earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2023	Year Ended Dec. 31
		2023	2022	2021
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	51	51	—	—
Average amount outstanding	64	23	29	12
Maximum amount outstanding	250	250	250	243
Weighted average interest rate, computed on a daily basis	5.33%	5.31%	1.66%	0.07%
Weighted average interest rate at end of period	5.34	5.34	N/A	N/A
Commercial Paper — Commercial paper borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2023	Year Ended Dec. 31
		2023	2022	2021
Borrowing limit	$700	$700	$700	$700
Amount outstanding at period end	320	320	294	147
Average amount outstanding	189	124	71	26
Maximum amount outstanding	369	454	328	322
Weighted average interest rate, computed on a daily basis	5.53%	5.17%	2.56%	0.19%
Weighted average interest rate at end of period	5.56	5.56	4.73	0.22
Letters of Credit — PSCo uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2023 and 2022, there were $29 million and $27 million of letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of PSCo’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2023	2022
44.8%	44.0%	$100	2
(a)The credit facility has a financial covenant requiring that the debt-to-total capitalization ratio be less than or equal to 65%.
(b)All extension requests are subject to majority bank group approval.
The credit facility has a cross-default provision that provides PSCo would be in default on its borrowings under the facility if PSCo or any of its subsidiaries whose total assets exceed 15% of PSCo’s consolidated total assets, default on indebtedness in an aggregate principal amount exceeding $75 million.
If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2023, PSCo was in compliance with all financial covenants.

PSCo had the following committed credit facility available as of Dec. 31, 2023 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$349	$351
(a)This credit facility matures in September 2027.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the facility outstanding at Dec. 31, 2023 and 2022.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of PSCo is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for PSCo as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2023	2022
First mortgage bonds	2.50%	March 15, 2023	$—	$250
First mortgage bonds	2.90	May 15, 2025	250	250
First mortgage bonds	3.70	June 15, 2028	350	350
First mortgage bonds	1.90	Jan. 15, 2031	375	375
First mortgage bonds	1.875	June 15, 2031	750	750
First mortgage bonds (a)	4.10	June 1, 2032	300	300
First mortgage bonds	6.25	Sept. 1, 2037	350	350
First mortgage bonds	6.50	Aug. 1, 2038	300	300
First mortgage bonds	4.75	Aug. 15, 2041	250	250
First mortgage bonds	3.60	Sept. 15, 2042	500	500
First mortgage bonds	3.95	March 15, 2043	250	250
First mortgage bonds	4.30	March 15, 2044	300	300
First mortgage bonds	3.55	June 15, 2046	250	250
First mortgage bonds	3.80	June 15, 2047	400	400
First mortgage bonds	4.10	June 15, 2048	350	350
First mortgage bonds	4.05	Sept. 15, 2049	400	400
First mortgage bonds	3.20	March 1, 2050	550	550
First mortgage bonds	2.70	Jan. 15, 2051	375	375
First mortgage bonds (a)	4.50	June 1, 2052	400	400
First mortgage bonds (b)	5.25	April 1, 2053	850	—
Unamortized discount			(41)	(37)
Unamortized debt issuance cost			(59)	(53)
Current maturities			—	(250)
Total long-term debt			$7,450	$6,610
(a)2022 financing.
(b)2023 financing.
Maturities of long-term debt:

(Millions of Dollars)
2024	$—
2025	250
2026	—
2027	—
2028	350
Deferred Financing Costs — Deferred financing costs of approximately $59 million and $53 million, net of amortization, are presented as a deduction from the carrying amount of long-term debt as of Dec. 31, 2023 and 2022, respectively.
Capital Stock — PSCo has authorized the issuance of preferred stock.

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2023 and 2022
10,000,000	$0.01	—
Dividend Restrictions — PSCo’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,295	$1,109	$19	$2,423
C&I	1,816	459	30	2,305
Other	52	—	5	57
Total retail	3,163	1,568	54	4,785
Wholesale	237	—	—	237
Transmission	90	—	—	90
Other	61	132	—	193
Total revenue from contracts with customers	3,551	1,700	54	5,305
Alternative revenue and other	180	34	—	214
Total revenues	$3,731	$1,734	$54	$5,519

	Year Ended Dec. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,341	$1,203	$15	$2,559
C&I	1,843	479	32	2,354
Other	52	—	—	52
Total retail	3,236	1,682	47	4,965
Wholesale	286	—	—	286
Transmission	88	—	—	88
Other	53	151	—	204
Total revenue from contracts with customers	3,663	1,833	47	5,543
Alternative revenue and other	132	27	6	165
Total revenues	$3,795	$1,860	$53	$5,708

	Year Ended Dec. 31, 2021
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,174	$816	$12	$2,002
C&I	1,660	308	30	1,998
Other	49	—	—	49
Total retail	2,883	1,124	42	4,049
Wholesale	228	—	—	228
Transmission	75	—	—	75
Other	44	159	—	203
Total revenue from contracts with customers	3,230	1,283	42	4,555
Alternative revenue and other	183	72	5	260
Total revenues	$3,413	$1,355	$47	$4,815

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2023	2022	2021
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	3.5	3.5	3.6
Increases (decreases) in tax from:
Wind PTCs (a)	(14.5)	(14.3)	(14.3)
Plant regulatory differences (b)	(5.5)	(4.5)	(4.6)
Other tax credits, net NOL & tax credit allowances	(1.1)	(1.1)	(1.0)
Other, net	0.6	0.2	0.1
Effective income tax rate	4.0%	4.8%	4.8%
(a)Wind PTCs net of estimated transfer discount are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.
Components of income tax expense for the years ended Dec. 31:

(Millions of Dollars)	2023	2022	2021
Current federal tax expense	$182	$39	$16
Current state tax expense	28	11	—
Current change in unrecognized tax benefit	—	—	(1)
Deferred federal tax benefit	(181)	(32)	(13)
Deferred state tax expense	2	21	31
Deferred change in unrecognized tax expense	1	1	3
Deferred ITCs	(3)	(3)	(3)
Total income tax expense	$29	$37	$33
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2023	2022	2021
Deferred tax (benefit) expense excluding items below	$(89)	$23	$63
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(48)	(32)	(42)
Adjustments to deferred income taxes for wind production tax credit cash transfers (a)	(40)	—	—
Tax expense allocated to other comprehensive income and other	(1)	(1)	—
Deferred tax (benefit) expense	$(178)	$(10)	$21
(a)Proceeds from tax credit transfers are included in cash received (paid) for income taxes in the consolidated statement of cash flows.
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2023	2022 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$2,326	$2,315
Regulatory assets	289	243
Operating lease assets	95	112
Deferred fuel costs	51	125
Pension expense and other employee benefits	22	27
Other	8	11
Total deferred tax liabilities	$2,791	$2,833

Deferred tax assets:
Tax credit carryforward	$457	$385
Regulatory liabilities	291	292
Operating lease liabilities	95	112
Bad debts	14	14
Deferred ITCs	10	7
Tax credit carryforward valuation allowances	(6)	(6)
Rate refund	4	21
NOL carryforward	—	9
Other	32	16
Total deferred tax assets	$897	$850
Net deferred tax liability	$1,894	$1,983
(a)Prior periods have been reclassified to conform to current year presentation.
Other Income Tax Matters — NOL amounts represent the tax loss that is carried forward and tax credits represent the deferred tax asset.
NOL and tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2023	2022
Federal NOL carryforward	$—	$5
Federal tax credit carryforwards	444	368
Valuation allowances for federal credit carryforwards	(3)	—
State NOL carryforwards	—	223
State tax credit carryforwards, net of federal detriment (a)	13	16
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(3)	(6)
(a)State tax credit carryforwards are net of federal detriment of $3 million and $4 million as of Dec. 31, 2023 and 2022, respectively.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $1 million and $2 million as of Dec. 31, 2023 and 2022, respectively.
Federal carryforward periods expire between 2038 and 2043 and state carryforward periods expire between 2024 and 2036.

Unrecognized Tax Benefits
Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. The statute of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2025
2020	September 2024
Additionally, the statute of limitations related to certain federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. As of Dec. 31, 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agrees with the report and re-recognized the related benefit in Dec. 2023.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state income tax returns. As of Dec. 31, 2023, PSCo’s earliest open tax years that are subject to examination by state taxing authorities under applicable statutes of limitations are as follows:

State	Tax Year(s)	Expiration
Colorado	2014-2016	March 2026
Colorado	2019	October 2024
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Unrecognized tax benefit — Permanent tax positions	$12	$11
Unrecognized tax benefit — Temporary tax positions	—	2
Total unrecognized tax benefit	$12	$13
Changes in unrecognized tax benefits:

(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$13	$11	$9
Additions based on tax positions related to the current year	2	2	2
Reductions for tax positions of prior years	(3)	—	—
Balance at Dec. 31	$12	$13	$11
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
NOL and tax credit carryforwards	$(11)	$(12)
As IRS and state audits resume, it is reasonably possible that the amount of unrecognized tax benefit could decrease up to approximately $4 million in the next 12 months.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. Payables for interest related to unrecognized tax benefits at Dec. 31, 2023, 2022 and 2021 were not material. No amounts were accrued for penalties related to unrecognized tax benefits as of Dec. 31, 2023, 2022 or 2021.

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
As of Dec. 31, 2023, PSCo had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Dec. 31, 2023	Dec. 31, 2022
MWh of electricity	2	8
MMBtu of natural gas	20	43
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
As of Dec. 31, 2023, four of PSCo’s ten most significant counterparties for these activities, comprising $30 million or 36% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Six of the ten most significant counterparties, comprising $40 million or 48% of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
None of these significant counterparties had credit quality less than investment grade, based on internal analysis.
Eight of these significant counterparties are municipal, cooperative electric entities, RTOs or other utilities.
Credit Related Contingent Features — Contract provisions for derivative instruments that PSCo enters into, including those accounted for as normal purchase and normal sale contracts and therefore not reflected on the consolidated balance sheets, may require the posting of collateral or settlement of the contracts for various reasons, including if PSCo’s credit ratings are downgraded below its investment grade credit rating by any of the major credit rating agencies. As of Dec. 31, 2023 and 2022, there were no derivative liabilities position with such underlying contract provisions.
Also, certain contracts may contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants. As of Dec. 31, 2023 there were approximately $8 million of derivative instruments in a liability position with such underlying contract provisions. As of Dec. 31, 2022, there were no derivative liabilities in a liability position with such underlying contract provisions.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2023 and 2022.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2023
Other derivative instruments
Natural gas commodity	$—	$(13)
Total	$—	$(13)

Year Ended Dec. 31, 2022
Other derivative instruments
Natural gas commodity	$—	$(15)
Total	$—	$(15)

Year Ended Dec. 31, 2021
Other derivative instruments
Natural gas commodity	$—	$(1)
Total	$—	$(1)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(5)	(b)
Natural gas commodity	—		15	(c)	(16)	(c)(d)
Total	$—		$15		$(21)
Year Ended Dec. 31, 2022
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$7	(b)
Natural gas commodity	—		8	(c)	(17)	(c)(d)
Total	$—		$8		$(10)
Year Ended Dec. 31, 2021
Derivatives designated as cash flow hedges
Interest rate	$2	(a)	$—		$—
Total	$2		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$12	(b)
Natural gas commodity	—		4	(c)	(15)	(c)(d)
Total	$—		$4		$(3)
(a)Recorded to interest charges.
(b)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(c)Recorded to cost of natural gas sold and transported. These losses are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2023, 2022 and 2021.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2023						Dec. 31, 2022
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$1	$19	$—	$20	$(17)	$3	$16	$220	$1	$237	$(184)	$53
Natural gas commodity	—	8	—	8	—	8	—	12	—	12	—	12
Total current derivative assets	$1	$27	$—	$28	$(17)	$11	$16	$232	$1	$249	$(184)	$65
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$6	$9	$—	$15	$—	$15	$12	$32	$9	$53	$(31)	$22
Total noncurrent derivative assets	$6	$9	$—	$15	$—	$15	$12	$32	$9	$53	$(31)	$22
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1	$25	$—	$26	$(17)	$9	$5	$237	$1	$243	$(223)	$20
Natural gas commodity	—	8	—	8	—	8	—	10	—	10	—	10
Total current derivative liabilities	$1	$33	$—	$34	$(17)	$17	$5	$247	$1	$253	$(223)	$30
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$1	$—	$3	$(3)	$—	$7	$40	$—	$47	$(38)	$9
Total noncurrent derivative liabilities	$2	$1	$—	$3	$(3)	$—	$7	$40	$—	$47	$(38)	$9
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Dec. 31, 2023 and 2022, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2023 and 2022, derivative assets and liabilities include rights to reclaim cash collateral of $4 million and $46 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.

Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$9	$(63)	$(44)
Settlements (a)	—	12	4
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	(9)	60	(23)
Balance at Dec. 31	$—	$9	$(63)
(a)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2023		2022
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$7,450	$6,580	$6,860	$5,881
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2023 and 2022, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 5.03, 5.14 and 2.26 percent in 2023, 2022, and 2021, respectively.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2023 and 2022 were $12 million and $11 million, respectively, of which $2 million and $1 million was attributable to PSCo in 2023 and 2022, respectively. Xcel Energy recognized net benefit cost for financial reporting for the SERP and nonqualified plans of $2 million in 2023 and $17 million in 2022, respectively, of which immaterial amounts were attributable to PSCo.
Xcel Energy’s postretirement health care benefit plan is a continuation of certain welfare benefit programs for current employees. A full time employee’s date of hire or a retiree’s date of retirement determine eligibility for each of the programs.
Xcel Energy’s investment-return assumption considers the expected long-term performance for each of the asset classes in its pension and postretirement health care portfolio. Xcel Energy considers the historical returns achieved by its asset portfolios over long time periods, as well as the long-term projected return levels from investment experts. Xcel Energy Inc. and PSCo continually review pension assumptions.
Pension cost determination assumes a forecasted mix of investment types over the long-term.
•Investment returns in 2023 were above the assumed level of 6.53%.
•Investment returns in 2022 were below the assumed level of 6.39%.
•Investment returns in 2021 were above the assumed level of 6.38%.
•In 2024, PSCo’s expected investment-return assumption is 6.53%.
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

Plan Assets
For each of the fair value hierarchy levels, PSCo’s pension plan assets measured at fair value:

	Dec. 31, 2023 (a)					Dec. 31, 2022 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$94	$—	$—	$—	$94	$52	$—	$—	$—	$52
Commingled funds	177	—	—	464	641	355	—	—	317	672
Debt securities	—	287	1	—	288	—	286	1	—	287
Equity securities	12	—	—	—	12	17	—	—	—	17
Other	—	2	—	—	2	—	3	—	—	3
Total	$283	$289	$1	$464	$1,037	$424	$289	$1	$317	$1,031
(a)See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, PSCo’s proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2023 (a)					Dec. 31, 2022 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$29	$—	$—	$—	$29	$28	$—	$—	$—	$28
Insurance contracts	—	35	—	—	35	—	36	—	—	36
Commingled funds	20	—	—	63	83	47	—	—	56	103
Debt securities	—	165	1	—	166	—	153	1	—	154
Other	—	1	—	—	1	—	(1)	—	—	(1)
Total	$49	$201	$1	$63	$314	$75	$188	$1	$56	$320
(a)See Note 8 for further information on fair value measurement inputs and methods.
Immaterial assets were transferred in or out of Level 3 for 2023 and 2022.
Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for PSCo are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2023	2022	2023	2022
Change in Benefit Obligation:
Obligation at Jan. 1	$1,032	$1,363	$296	$369
Service cost	19	29	1	1
Interest cost	58	41	16	10
Actuarial (gain) loss	45	(317)	18	(55)
Plan participants’ contributions	—	—	7	7
Medicare subsidy reimbursements	—	—	—	1
Benefit payments	(83)	(84)	(42)	(37)
Obligation at Dec. 31	$1,071	$1,032	$296	$296
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$1,031	$1,351	$320	$393
Actual return on plan assets	89	(276)	26	(46)
Employer contributions	—	40	3	3
Plan participants’ contributions	—	—	7	7
Benefit payments	(83)	(84)	(42)	(37)
Fair value of plan assets at Dec. 31	$1,037	$1,031	$314	$320
Funded status of plans at Dec. 31	$(34)	$(1)	$18	$24
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Noncurrent assets	—	8	18	24
Noncurrent liabilities	(34)	(9)	—	—
Net amounts recognized	$(34)	$(1)	$18	$24

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2023	2022	2023	2022
Discount rate for year-end valuation	5.49%	5.80%	5.54%	5.80%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	6.50%	6.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	5.50%	5.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	6	7
Accumulated benefit obligation for the pension plan was $1,010 million and $992 million as of Dec. 31, 2023 and 2022, respectively.
Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2023	2022	2021	2023	2022	2021
Service cost	$19	$29	$32	$1	$1	$1
Interest cost	58	41	39	16	10	11
Expected return on plan assets	(76)	(78)	(73)	(15)	(15)	(16)
Amortization of prior service credit	—	—	—	—	(2)	(4)
Amortization of net loss	1	23	32	1	1	3
Settlement charge (a)	—	3	—	—	—	—
Net periodic pension cost (credit)	2	18	30	3	(5)	(5)
Effects of regulation	9	4	—	—	3	2
Net benefit cost (credit) recognized for financial reporting	$11	$22	$30	$3	$(2)	$(3)
Significant Assumptions Used to Measure Costs:
Discount rate	5.80%	3.08%	2.71%	5.80%	3.09%	2.65%
Expected average long-term increase in compensation level	4.25	3.75	3.75	N/A	N/A	N/A
Expected average long-term rate of return on assets	6.53	6.39	6.38	5.00	4.10	4.10
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. In 2022, as a result of lump-sum distributions during the plan year, PSCo recorded a total pension settlement charge of $3 million. An immaterial amount was recorded in the income statement in 2022. There were no settlement charges recorded to the qualified pension plans in 2023 or 2021.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2023	2022	2023	2022
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$355	$325	$59	$53
Prior service credit	(1)	(1)	—	—
Total	$354	$324	$59	$53
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$3	$3	$1	$—
Noncurrent regulatory assets	351	320	58	53
Net-of-tax accumulated other comprehensive income		1		—
Total	$354	$324	$59	$53

Measurement date	Dec. 31, 2023	Dec. 31, 2022	Dec. 31, 2023	Dec. 31, 2022
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2021 - 2024 to meet minimum funding requirements. Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$100 million in January 2024, of which $7 million was attributable to PSCo.
•$50 million in 2023, of which zero was attributable to PSCo.
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
Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$11 million expected in 2024, of which $2 million is attributable to PSCo.
•$11 million during 2023, of which $3 million was attributable to PSCo.
•$13 million during 2022, of which $3 million was attributable to PSCo.
•$15 million during 2021, of which $3 million was attributable to PSCo.
Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2023	2022	2023	2022
Long-duration fixed income securities	38%	38%	—%	—%
Domestic and international equity securities	31	33	9	16
Alternative investments	20	18	13	12
Short-to-intermediate fixed income securities	9	9	77	71
Cash	2	2	1	1
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year
Plan Amendments — In 2023, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
There was no significant plan amendments made in 2022 which affected the projected benefit obligation.
In 2021, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental benefits for non-bargaining participants as well as to allow the transfer of a portion of non-qualified pension obligations into the qualified plans.
Projected Benefit Payments
PSCo’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2024	$89	$31	$2	$29
2025	80	30	2	28
2026	80	29	2	27
2027	80	28	2	26
2028	79	27	2	25
2029-2033	384	123	12	111
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy, which includes PSCo, recognized new postemployment costs and obligations in the fourth quarter of 2023 for employees accepted to a voluntary retirement program.
Utilizing employee information and the following inputs, the estimated PSCo obligations for the program of $2 million for health plan subsidies and an immaterial amount for other medical benefits, each commencing in 2024, were recognized in the fourth quarter of 2023. These unfunded obligations are presented in other current liabilities and noncurrent pension and employee benefit obligations in the consolidated balance sheet as of Dec. 31, 2023.

Significant Assumptions to Measure Benefit Obligations:	2023
Discount rate for year-end valuation	5.50%
Mortality table	PRI-2012
Health care costs trend rate and ultimate trend assumption	7.00%
Defined Contribution Plans
Xcel Energy, which includes PSCo, maintains 401(k) and other defined contribution plans that cover most employees. Total expense to these plans for PSCo was approximately $13 million in 2023, and $12 million in 2022 and 2021.

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
In February 2023, the court granted PSCo’s motion precluding CORE from seeking damages related to its withdrawal as part of the lawsuit. In October 2023, the jury ruled that CORE may not withdraw as a joint owner of the facility but awarded CORE lost power damages of $26 million. PSCo recognized a $34 million loss for the verdict in the third quarter of 2023, including estimated interest and other costs. PSCo intends to file an appeal of this decision.

Marshall Wildfire Litigation — In December 2021, a wildfire ignited in Boulder County, Colorado (the “Marshall Fire”), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. On June 8, 2023, the Boulder County Sheriff’s Office released its Marshall Fire Investigative Summary and Review and its supporting documents (the “Sheriff’s Report”). According to an October 2022 statement from the Colorado Insurance Commissioner, the Marshall Fire is estimated to have caused more than $2 billion in property losses.
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
PSCo is aware of 302 complaints, most of which have also named Xcel Energy Inc. and Xcel Energy Services, Inc. as additional defendants, relating to the Marshall Fire. The complaints are on behalf of at least 4,047 plaintiffs, and one complaint is filed on behalf of a putative class of first responders who allegedly were exposed to the threat of serious bodily injury, or smoke, soot and ash from the Marshall Fire. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, wrongful death, willful and wanton conduct, negligent infliction of emotional distress, loss of consortium and inverse condemnation. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages.
In September 2023, the Boulder County District Court Judge consolidated eight lawsuits that were pending at that time into a single action for pretrial purposes and has subsequently consolidated additional lawsuits that have been filed. At the case management conference in February 2024, a trial date was set for September 2025.
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

PSCo has recognized approximately $6 million of costs/liabilities from final resolution of these issues; however, the outcome and timing are unknown. In addition, there may be insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions beginning with an Assessment of Corrective Measures. Investigation and/or corrective action related to groundwater impacts are currently underway at four PSCo sites under the federal CCR program at a current estimated cost of at least $40 million. A liability has been recorded and is expected to be fully recoverable through regulatory mechanisms.
PSCo has executed an agreement with a third party that will excavate and process ash for beneficial use (at two sites) at a cost of approximately $45 million. An estimated liability has been recorded and amounts are expected to be fully recoverable through regulatory mechanisms.
AROs — AROs have been recorded for PSCo’s assets.
PSCo’s AROs were as follows:

	2023
(Millions of Dollars)	Jan. 1, 2023	Accretion	Cash Flow Revisions (a)	Dec. 31, 2023
Electric
Steam, hydro and other production	$180	$8	$—	$188
Wind	44	2	—	46
Distribution	17	—	—	17
Natural gas
Transmission and distribution	235	11	(114)	132
Total liability	$476	$21	$(114)	$383
(a)In 2023, AROs were revised for changes in timing and estimates of cash flows. Changes in gas transmission and distribution AROs were primarily the result of changes to inflation and discount rate assumptions as well as updated mileage of gas lines and number of services.

	2022
(Millions of Dollars)	Jan. 1, 2022	Amounts Incurred (a)	Accretion	Cash Flow Revisions (b)	Dec. 31, 2022
Electric
Steam, hydro and other production	$152	$34	$6	$(12)	$180
Wind	42	—	2	—	44
Distribution	16	—	1	—	17
Natural gas
Transmission and distribution	212	—	10	13	235
Total liability	$422	$34	$19	$1	$476
(a)Amounts incurred related to steam production pond remediation costs.
(b)In 2022, AROs were revised for changes in timing and estimates of cash flows. Revisions in steam, hydro, and other production AROs primarily related to changes in cost estimates for remediation of ash containment facilities. Changes in gas transmission and distribution AROs were primarily related to changes in labor rates coupled with increased gas line mileage and number of services.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of PSCo’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2023. Therefore, an ARO has not been recorded for these facilities.
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
Most of PSCo’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate (weighted average of 4.2%). For currently existing asset classes, PSCo has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
PPAs	$623	$612
Other	112	80
Gross operating lease ROU assets	735	692
Accumulated amortization	(369)	(255)
Net operating lease ROU assets	$366	$437
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
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases.
Finance lease ROU assets:

(Millions of Dollars)	Dec. 31, 2023	Dec. 31, 2022
Gas storage facilities	$160	$160
Gas pipeline	21	21
Gross finance lease ROU assets	181	181
Accumulated amortization	(67)	(64)
Net finance lease ROU assets	$114	$117
Components of lease expense:

(Millions of Dollars)	2023	2022	2021
Operating leases
PPA capacity payments	$89	$91	$102
Other operating leases (a)	19	20	16
Total operating lease expense (b)	$108	$111	$118
Finance leases
Amortization of ROU assets	$3	$4	$7
Interest expense on lease liability	15	16	17
Total finance lease expense	$18	$20	$24
(a)Includes immaterial short-term lease expense of for 2023, 2022 and 2021.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of Dec. 31, 2023:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2024	$98	$19	$117	$18
2025	97	12	109	18
2026	74	8	82	18
2027	44	8	52	16
2028	20	8	28	15
Thereafter	39	6	45	333
Total minimum obligation	372	61	433	418
Interest component of obligation	(35)	(6)	(41)	(304)
Present value of minimum obligation	$337	$55	392	114
Less current portion			(102)	(3)
Noncurrent operating and finance lease liabilities			$290	$111

Weighted-average remaining lease term in years			4.6	36.8
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2032.
PPAs and Fuel Contracts
Non-Lease PPAs — PSCo has entered into PPAs with other utilities and energy suppliers for purchased power to meet system load and energy requirements, operating reserve obligations and as part of wholesale and commodity trading activities. In general, these agreements provide for energy payments, based on actual energy delivered, and may also include capacity payments. Certain PPAs, accounted for as executory contracts with various expiration dates through 2027, contain minimum energy purchase requirements.
Included in electric fuel and purchased power expenses for PPAs accounted for as executory contracts were payments for capacity of $3 million, $3 million and $2 million in 2023, 2022 and 2021, respectively.
Capacity and energy payments are contingent on the IPP meeting contract obligations, including plant availability requirements. Certain contractual payments are adjusted based on market indices. The effects of price adjustments on financial results are mitigated through purchased energy cost recovery mechanisms.
At Dec. 31, 2023, the estimated future payments for capacity that PSCo is obligated to purchase pursuant to these executory contracts, subject to availability, were as follows:

(Millions of Dollars)	Capacity
2024	$3
2025	3
2026	3
2027	1
2028	—
Thereafter	—
Total	$10
Fuel Contracts — PSCo has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2024 and 2060. PSCo is required to pay additional amounts depending on actual quantities delivered under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2023:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2024	$143	$221	$108
2025	74	12	105
2026	39	—	105
2027	35	—	105
2028	—	—	62
Thereafter	—	—	382
Total	$291	$233	$867
VIEs
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases. PSCo has determined that certain IPPs are VIEs, however PSCo is not subject to risk of loss from the operations of these entities, and no significant financial support is required other than contractual payments for energy and capacity.

PSCo evaluated each of these VIEs for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices and financing activities. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because PSCo does not have the power to direct the activities that most significantly impact the entities’ economic performance. PSCo had approximately 1,207 MW and 1,442 MW of capacity under long-term PPAs at Dec. 31, 2023 and 2022, respectively, with entities that have been determined to be VIEs. These agreements have expiration dates through 2032.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2023
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive loss at Jan. 1	$(20)		$(2)		$(22)
Other comprehensive loss before reclassifications	—		—		—
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	1	(a)	—		1
Amortization of net actuarial loss	—		1	(b)	1
Net current period other comprehensive income	1		1		2
Accumulated other comprehensive loss at Dec. 31	$(19)		$(1)		$(20)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

	2022
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(21)		$(1)	$(22)
Other comprehensive loss before reclassifications	—		(1)	(1)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	1	(a)	—	1
Net current period other comprehensive income (loss)	1		(1)	—
Accumulated other comprehensive loss at Dec. 31	(20)		(2)	(22)
(a)Included in interest charges.

12. Segment Information
PSCo evaluates performance based on profit or loss generated from the product or service provided. These segments are managed separately because the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment.
PSCo has the following reportable segments:
•Regulated Electric — The regulated electric utility segment generates, purchases, transmits, distributes and sells electricity in Colorado. This segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes PSCo’s wholesale commodity and trading operations.
•Regulated Natural Gas — The regulated natural gas utility segment purchases, transports, stores, distributes and sells natural gas in portions of Colorado.
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

PSCo’s segment information:

(Millions of Dollars)	2023	2022	2021
Regulated Electric
Operating revenues — external	$3,731	$3,795	$3,413
Intersegment revenue	1	1	1
Total revenues	$3,732	$3,796	$3,414
Depreciation and amortization	692	650	566
Interest charges and financing costs	224	200	179
Income tax benefit	(2)	(11)	(16)
Net income	529	550	495
Regulated Natural Gas
Total revenues	$1,734	$1,860	$1,355
Depreciation and amortization	224	190	171
Interest charges and financing costs	67	59	53
Income tax expense	37	49	45
Net income	149	180	168
All Other
Total revenues (a)	$54	$53	$47
Depreciation and amortization	8	8	7
Interest charges and financing costs	1	1	2
Income tax (benefit) expense	(6)	(1)	4
Net (loss) income	17	(3)	(3)

Consolidated Total
Total revenues (a)	$5,520	$5,709	$4,816
Reconciling eliminations	(1)	(1)	(1)
Total operating revenues	$5,519	$5,708	$4,815
Depreciation and amortization	924	848	744
Interest charges and financing costs	292	260	234
Income tax expense	29	37	33
Net income	695	727	660
(a)Operating revenues include $5 million of other affiliate revenue for the years ended Dec. 31, 2023, 2022 and 2021, respectively. See Note 13 for further information.

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
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2023	2022	2021
Operating revenues:
Other	$5	$5	$5
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	679	670	617
Interest expense	5	2	—
Interest income	2	—	—
Accounts receivable and payable with affiliates at Dec. 31:

	2023		2022
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$5	$2	$—
NSP-Wisconsin	—	1	—	2
SPS	—	11	—	11
Other subsidiaries of Xcel Energy Inc.	28	66	9	62
	$28	$83	$11	$75

14. Workforce Reduction
In 2023, Xcel Energy implemented workforce actions to align resources and investments with evolving business and customer needs, and streamline the organization for long-term success.
In September 2023, Xcel Energy announced a voluntary retirement program to a group of eligible non-bargaining employees, with an enhanced retirement package including certain health care and cash benefits for accepted employees. Approximately 400 employees retired under this program in December 2023.
In November 2023, Xcel Energy, Inc. also reduced its non-bargaining workforce by approximately 150 employees through an involuntary severance program.
In the fourth quarter of 2023, Xcel Energy recorded total expense of $72 million related to these workforce actions, of which $20 million was attributable to PSCo. Expenses relate to the estimated cost of future health plan subsidies and other medical benefits for the voluntary retirement program, as well as severance and other employee payouts and legal and other professional fees.
For further information on the estimated obligations for future health plan subsidies and other medical benefits, see Note 9 to the consolidated financial statements.

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

Internal Control Over Financial Reporting
No changes in PSCo’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2023 that materially affected, or are reasonably likely to materially affect, PSCo’s internal control over financial reporting. PSCo maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. PSCo has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2023 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, PSCo conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, PSCo did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in PSCo’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2024 Annual Meeting of Shareholders, which is incorporated by reference.
PART IV

ITEM 15 — EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2023.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2023, 2022, and 2021.
Consolidated Balance Sheets — As of Dec. 31, 2023, 2022.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2023, 2022, and 2021.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2023, 2022, and 2021.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of PSCo as Amended and Restated on Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Indenture, dated as of Oct. 1, 1993, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to Morgan Guaranty Trust Company of New York), as Trustee, providing for the issuance of First Collateral Trust Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(d)(3)

4.02*	Supplemental Indenture No. 17, dated as of Aug. 1, 2007, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million of 6.25% First Mortgage Bonds, Series No. 17 due Sept. 1, 2037	PSCo Form 8-K dated Aug. 8, 2007	4.01
4.03*	Supplemental Indenture No. 18, dated as of Aug. 1, 2008, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association, as Trustee, creating $300 million aggregate principal amount of 6.50% First Mortgage Bonds, Series No. 19 due Aug. 1, 2038	PSCo Form 8-K dated Aug. 6, 2008	4.01
4.04*	Supplemental Indenture No. 21, dated as of Aug. 1, 2011, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 4.75% First Mortgage Bonds, Series No. 22 due Aug. 15, 2041	PSCo Form 8-K dated Aug. 9, 2011	4.01
4.05*	Supplemental Indenture No. 22, dated as of Sept. 1, 2012, between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $500 million aggregate principal amount of 3.60% First Mortgage Bonds, Series No. 24 due Sept. 15, 2042	PSCo Form 8-K dated Sept. 11, 2012	4.01
4.06*	Supplemental Indenture No. 23, dated as of March 1, 2013, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 2.50% First Mortgage Bonds, Series No. 25 due March 15, 2023 and $250 million aggregate principal amount of 3.95% First Mortgage Bonds, Series No. 26 due March 15, 2043	PSCo Form 8-K dated March 26, 2013	4.01
4.07*	Supplemental Indenture No. 24, dated as of March 1, 2014, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.30% First Mortgage Bonds, Series No. 27 due March 15, 2044	PSCo Form 8-K dated March 10, 2014	4.01
4.08*	Supplemental Indenture No. 25, dated as of May 1, 2015, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 2.90% First Mortgage Bonds, Series No. 28 due May 15, 2025	PSCo Form 8-K dated May 12, 2015	4.01
4.09*	Supplemental Indenture No. 26, dated as of June 1, 2016, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 3.55% First Mortgage Bonds, Series No. 29 due June 15, 2046	PSCo Form 8-K dated June 13, 2016	4.01
4.10*	Supplemental Indenture No. 27, dated as of June 1, 2017, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 3.80% First Mortgage Bonds, Series No. 30 due June 15, 2047	PSCo Form 8-K dated June 19, 2017	4.01
4.11*	Supplemental Indenture No. 28, dated as of June 1, 2018, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 31 due June 15, 2028, and $350 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 32 due June 15, 2048	PSCo Form 8-K dated June 21, 2018	4.01
4.12*	Supplemental Indenture No. 29, dated as of March 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 4.05% First Mortgage Bonds, Series No. 33 due Sept. 15, 2049	PSCo Form 8-K dated March 13, 2019	4.01
4.13*	Supplemental Indenture No. 30, dated as of Aug. 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $550 million aggregate principal amount of 3.20% First Mortgage Bonds, Series No. 34 due March 1, 2050	PSCo Form 8-K dated August 13, 2019	4.01
4.14*	Supplemental Indenture No. 31, dated as of May 1, 2020, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $375 million aggregate principal amount of 2.70% First Mortgage Bonds, Series No. 35 due Jan. 15, 2051 and $375 million aggregate principal amount of 1.90% First Mortgage Bonds, Series No. 36 due Jan. 15, 2031	PSCo Form 8-K dated May 15, 2020	4.01
4.15*	Supplemental Indenture No. 32, dated as of February 1, 2021, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $750 million aggregate principal amount of 1.875% First Mortgage Bonds, Series No. 37 due June 15, 2031	PSCo Form 8-K dated March 1, 2021	4.01
4.16*	Supplemental Indenture No. 33, dated as of May 1, 2022, by and between PSCo and U.S. Bank Trust Company, National Association, as Trustee, creating $300 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 38 due June 1, 2032 and $400 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 39 due June 1, 2052	PSCo Form 8-K dated May 17, 2022	99.03
4.17*	Supplemental Indenture No. 34, dated as of March 1, 2023, between PSCo and U.S. Bank Trust Company, National Association, as successor Trustee, creating $850 million principal amount of 5.25% First Mortgage Bonds, Series No. 40 due April 1, 2053.	PSCo Form 8-K dated April 3, 2023	4.01
10.01*	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.09*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.10*+	First Amendment to Exhibit 10.09 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.11*+	Second Amendment to Exhibit 10.09 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.12*+	Third Amendment to Exhibit 10.09 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01

10.13*+	Fourth Amendment to Exhibit 10.09 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.14*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.15*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.16+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards since 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.17*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.18+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.19*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2023	10.01
10.20*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.21*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.22*+	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.23*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.03
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Public Service Co. of Colorado and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2023	2022	2021
Balance at Jan. 1	$54	$40	$29
Additions charged to costs and expenses	34	38	26
Additions charged to other accounts (a)	5	18	4
Deductions from reserves (b)	(37)	(42)	(19)
Balance at Dec. 31	$56	$54	$40
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

Item 16 — Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF COLORADO

Feb. 21, 2024	/s/ BRIAN J. VAN ABEL
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