Form 10-Q
period 2024-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2024-04-25
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 25, 2024
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
D.C. Circuit	United States Court of Appeals for the District of Columbia Circuit
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
SEC	Securities and Exchange Commission

Other
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CORE	CORE Electric Cooperative
CPCN	Certificate of public convenience and necessity
CSPV	Crystalline Silicon Photovoltaic
ECA	Retail electric commodity adjustment
ETR	Effective Tax Rate
GAAP	United States generally accepted accounting principles
GCA	Gas cost adjustment
IPP	Independent power producing entity
MGP	Manufactured gas plant
MPH	Miles per hour
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
RFP	Request for proposal
TEP	Transportation electrification plan
WACC	Weighted average cost of capital

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, and expected impact on our results of operations, financial condition and cash flows of resettlement calculations and credit losses relating to certain energy transactions, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2024	2023
Operating revenues
Electric	$923	$920
Natural gas	613	811
Other	13	16
Total operating revenues	1,549	1,747

Operating expenses
Electric fuel and purchased power	341	382
Cost of natural gas sold and transported	319	501
Cost of sales — other	4	5
Operating and maintenance expenses	234	230
Demand side management expenses	40	36
Depreciation and amortization	244	228
Taxes (other than income taxes)	73	73
Total operating expenses	1,255	1,455

Operating income	294	292

Other income, net	9	1
Allowance for funds used during construction — equity	13	7

Interest charges and financing costs
Interest charges and other financing costs	88	73
Allowance for funds used during construction — debt	(6)	(4)
Total interest charges and financing costs	82	69

Income before income taxes	234	231
Income tax expense	15	17
Net income	$219	$214
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2024	2023
Net income	$219	$214
Other comprehensive income
Pension and retiree medical benefits:
Reclassification of loss to net income, net of tax	—	1

Total other comprehensive income	—	1
Total comprehensive income	$219	$215

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2024	2023
Operating activities
Net income	$219	$214
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	245	230
Deferred income taxes	(3)	(31)
Allowance for equity funds used during construction	(13)	(7)
Provision for bad debts	8	10
Changes in operating assets and liabilities:
Accounts receivable	(12)	40
Accrued unbilled revenues	49	200
Inventories	45	120
Other current assets	5	24
Accounts payable	(118)	(195)
Net regulatory assets and liabilities	70	62
Other current liabilities	109	98
Pension and other employee benefit obligations	(5)	—
Other, net	(15)	(5)
Net cash provided by operating activities	584	760

Investing activities
Utility capital/construction expenditures	(663)	(464)
Investments in utility money pool arrangement	(64)	—
Repayments from utility money pool arrangement	64	—
Net cash used in investing activities	(663)	(464)

Financing activities
Repayments of short-term borrowings, net	(52)	65
Borrowings under utility money pool arrangement	381	—
Repayments under utility money pool arrangement	(182)	—
Repayments of long-term debt	—	(250)
Capital contributions from parent	79	74
Dividends paid to parent	(130)	(173)
Net cash provided by (used in) financing activities	96	(284)

Net change in cash, cash equivalents and restricted cash	17	12
Cash, cash equivalents and restricted cash at beginning of period	13	10
Cash, cash equivalents and restricted cash at end of period	$30	$22

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(77)	$(79)
Cash received for income taxes, net; includes proceeds from tax credit transfers	42	20

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$215	$154
Inventory transfers to property, plant and equipment	18	15
Operating lease right-of-use assets	—	17
Allowance for equity funds used during construction	13	7
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$30	$13
Accounts receivable, net	484	492
Accounts receivable from affiliates	11	28
Accrued unbilled revenues	312	361
Inventories	196	258
Regulatory assets	226	304
Derivative instruments	5	11
Prepayments and other	90	95
Total current assets	1,354	1,562

Property, plant and equipment, net	21,602	21,035

Other assets
Regulatory assets	1,271	1,267
Derivative instruments	12	15
Operating lease right-of-use assets	343	366
Other	259	383
Total other assets	1,885	2,031
Total assets	$24,841	$24,628

Liabilities and Equity
Current liabilities
Borrowings under utility money pool arrangement	250	51
Short-term debt	268	320
Accounts payable	573	704
Accounts payable to affiliates	59	83
Regulatory liabilities	55	70
Taxes accrued	379	261
Accrued interest	69	68
Dividends payable to parent	106	72
Derivative instruments	8	17
Operating lease liabilities	102	102
Other	168	177
Total current liabilities	2,037	1,925

Deferred credits and other liabilities
Deferred income taxes	1,907	1,894
Regulatory liabilities	2,584	2,562
Asset retirement obligations	387	383
Customer advances	116	124
Pension and employee benefit obligations	33	40
Operating lease liabilities	264	290
Other	214	218
Total deferred credits and other liabilities	5,505	5,511

Commitments and contingencies
Capitalization
Long-term debt	7,452	7,450
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at March 31, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	7,462	7,412
Retained earnings	2,405	2,350
Accumulated other comprehensive loss	(20)	(20)
Total common stockholder's equity	9,847	9,742
Total liabilities and equity	$24,841	$24,628
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2024 and 2023
Balance at Dec. 31, 2022	100	$—	$6,992	$2,260	$(22)	$9,230
Net income				214		214
Other comprehensive income					1	1
Dividends declared to parent				(183)		(183)
Contribution of capital by parent			65			65
Balance at March 31, 2023	100	$—	$7,057	$2,291	$(21)	$9,327

Balance at Dec. 31, 2023	100	$—	$7,412	$2,350	$(20)	$9,742
Net income				219		219
Dividends declared to parent				(164)		(164)
Contribution of capital by parent			50			50
Balance at March 31, 2024	100	$—	$7,462	$2,405	$(20)	$9,847
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo as of March 31, 2024 and Dec. 31, 2023; the results of PSCo’s operations, including the components of net income, comprehensive income, cash flows and changes in stockholders’ equity for the three months ended March 31, 2024 and 2023.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2024, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2023 balance sheet information has been derived from the audited 2023 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2023.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2023, filed with the SEC on Feb. 21, 2024. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2023 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
Recently Issued
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. The ASU is effective for annual periods beginning after Dec. 15, 2023 and quarterly periods beginning after Dec. 15, 2024, and Xcel Energy does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the effective tax rate reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and Xcel Energy does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, the financial impact of severe weather events and other natural conditions and Scope 1 and 2 greenhouse gas emissions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$537	$548
Less allowance for bad debts	(53)	(56)
Accounts receivable, net	$484	$492

(Millions of Dollars)	March 31, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$93	$91
Fuel	64	83
Natural gas	39	84
Total inventories	$196	$258

(Millions of Dollars)	March 31, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$16,832	$16,698
Natural gas plant	6,421	6,321
Common and other property	1,474	1,472
Plant to be retired (a)	1,164	1,203
Construction work in progress	1,799	1,310
Total property, plant and equipment	27,690	27,004
Less accumulated depreciation	(6,088)	(5,969)
Property, plant and equipment, net	$21,602	$21,035
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

Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$250	$250
Amount outstanding at period end	250	51
Average amount outstanding	91	23
Maximum amount outstanding	250	250
Weighted average interest rate, computed on a daily basis	5.33%	5.31%
Weighted average interest rate at period end	5.33	5.34
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$700	$700
Amount outstanding at period end	268	320
Average amount outstanding	270	124
Maximum amount outstanding	492	454
Weighted average interest rate, computed on a daily basis	5.58%	5.17%
Weighted average interest rate at period end	5.49	5.56
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At March 31, 2024 and Dec. 31, 2023, there were $30 million and $29 million, respectively, of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
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
At March 31, 2024, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$298	$402
(a)Expires in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at March 31, 2024 and Dec. 31, 2023.
Long-Term Borrowings
On April 4, 2024, PSCo issued $450 million of 5.35% First Mortgage Bonds due May 15, 2034 and $750 million of 5.75% First Mortgage Bonds due May 15, 2054.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended March 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$329	$400	$3	$732
C&I	418	162	10	590
Other	14	—	—	14
Total retail	761	562	13	1,336
Wholesale	62	—	—	62
Transmission	24	—	—	24
Other	14	40	—	54
Total revenue from contracts with customers	861	602	13	1,476
Alternative revenue and other	62	11	—	73
Total revenues	$923	$613	$13	$1,549

	Three Months Ended March 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$333	$541	$4	$878
C&I	423	216	12	651
Other	14	—	—	14
Total retail	770	757	16	1,543
Wholesale	75	—	—	75
Transmission	25	—	—	25
Other	11	44	—	55
Total revenue from contracts with customers	881	801	16	1,698
Alternative revenue and other	39	10	—	49
Total revenues	$920	$811	$16	$1,747

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended March 31
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.5	3.5
(Decreases) increases:
Wind PTCs (a)	(11.6)	(11.7)
Plant regulatory differences (b)	(5.1)	(4.8)
Other tax credits, net operating loss & tax credit allowances	(1.3)	(0.9)
Other (net)	(0.1)	0.3
Effective income tax rate	6.4%	7.4%
(a)Wind PTCs net of estimated transfer discounts are credited to customers (reduction to revenue) and do not materially impact net income.
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
As of March 31, 2024, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2024, PSCo had no unsettled interest rate derivatives.
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
As of March 31, 2024, PSCo had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	March 31, 2024	Dec. 31, 2023
Megawatt hours of electricity	2	2
Million British thermal units of natural gas	17	20
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
As of March 31, 2024, four of PSCo’s ten most significant counterparties for these activities, comprising $25 million, or 39%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Six of the ten most significant counterparties, comprising $25 million, or 40%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
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
As of March 31, 2024 and Dec. 31, 2023, there were no derivative liabilities position with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of March 31, 2024 and Dec. 31, 2023, there were $2 million and $8 million of derivative instruments in a liability position with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2024 and Dec. 31, 2023.
Recurring Derivative Fair Value Measurements
Changes in the fair value of natural gas commodity derivatives recognized as regulatory assets and liabilities included immaterial net losses for the three months ended March 31, 2024 and 2023. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

	Pre-Tax Losses Reclassified into Income During the Period from:		Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2024
Other derivative instruments
Commodity trading	$—		$(8)	(a)
Natural gas commodity	—		(8)	(b)(c)
Total	$—		$(16)
Three Months Ended March 31, 2023
Other derivative instruments
Natural gas commodity	$9	(b)	$(12)	(b)(c)
Total	$9		$(12)
(a)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(b)Other than $2 million of 2024 losses recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(c)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$1	$11	$—	$12	$(7)	$5	$1	$19	$—	$20	$(17)	$3
Natural gas commodity	—	—	—	—	—	—	—	8	—	8	—	8
Total current derivative assets	$1	$11	$—	$12	$(7)	$5	$1	$27	$—	$28	$(17)	$11
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$6	$6	$—	$12	$—	$12	$6	$9	$—	$15	$—	$15
Total noncurrent derivative assets	$6	$6	$—	$12	$—	$12	$6	$9	$—	$15	$—	$15

	March 31, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$16	$—	$16	$(8)	$8	$1	$25	$—	$26	$(17)	$9
Natural gas commodity	—	—	—	—	—	—	—	8	—	8	—	8
Total current derivative liabilities	$—	$16	$—	$16	$(8)	$8	$1	$33	$—	$34	$(17)	$17
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$1	$—	$3	$(3)	$—	$2	$1	$—	$3	$(3)	$—
Total noncurrent derivative liabilities	$2	$1	$—	$3	$(3)	$—	$2	$1	$—	$3	$(3)	$—
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At March 31, 2024 and Dec. 31, 2023, derivative assets and liabilities include no obligations to return cash collateral. At both March 31, 2024 and Dec. 31, 2023, derivative assets and liabilities include rights to reclaim cash collateral of $4 million. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Three Months Ended March 31
(Millions of Dollars)	2024	2023
Balance at Jan. 1	$—	$9
Net transactions recorded during the period:
Gains recognized in earnings (a)	—	1
Balance at March 31	$—	$10
(a)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of March 31, 2024, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$7,452	$6,319	$7,450	$6,580
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	14	14	4	4
Expected return on plan assets (a)	(19)	(19)	(4)	(4)
Amortization of net loss (a)	2	1	1	1
Net periodic benefit cost	2	1	1	1
Effects of regulation	—	3	—	—
Net benefit cost recognized for financial reporting	$2	$4	$1	$1
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2024, contributions totaling $100 million were made across Xcel Energy’s pension plans, of which $7 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2024.

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
In October 2023, the jury ruled that CORE may not withdraw as a joint owner of the facility but awarded CORE lost power damages of $26 million. PSCo recognized $35 million of losses for the verdict in 2023, including estimated interest and other costs. In early 2024, PSCo and CORE each filed appeals of the trial court’s decision to the Colorado Court of Appeals.
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
PSCo is aware of 302 complaints, most of which have also named Xcel Energy Inc. and Xcel Energy Services Inc. as additional defendants, relating to the Marshall Fire. The complaints are on behalf of at least 4,047 plaintiffs, and one complaint is filed on behalf of a putative class of first responders who allegedly were exposed to the threat of serious bodily injury, or smoke, soot and ash from the Marshall Fire. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, wrongful death, willful and wanton conduct, negligent infliction of emotional distress, loss of consortium and inverse condemnation. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages.
In September 2023, the Boulder County District Court Judge consolidated eight lawsuits that were pending at that time into a single action for pretrial purposes and has subsequently consolidated additional lawsuits that have been filed. At the case management conference in February 2024, a trial date was set for September 2025. Discovery is now underway.
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
Site Remediation
Various federal and state environmental laws impose liability where hazardous substances or other regulated materials have been released to the environment. PSCo may sometimes pay all or a portion of the cost to remediate sites where past activities of their predecessors or other parties have caused environmental contamination.
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
PSCo has recognized approximately $6 million of costs/liabilities from final resolution of these issues; however, the outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Environmental Requirements — Water and Waste
Coal Ash Regulation — PSCo’s operations are subject to federal and state regulations that impose requirements for handling, storage, treatment and disposal of solid waste, including the CCR Rule. As a specific requirement of the CCR Rule, utilities must complete groundwater sampling around their applicable landfills and surface impoundments as well as perform corrective actions where offsite groundwater has been impacted.
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions beginning with an Assessment of Corrective Measures.
Investigation and/or corrective action related to groundwater impacts are currently underway at four PSCo sites under the federal CCR program at a current estimated cost of at least $40 million. A liability has been recorded, deferred accounting related to these costs has been approved by the CPUC and amounts are expected to be fully recoverable through regulatory mechanisms.
For required coal ash disposal, PSCo has executed an agreement with a third party that will excavate and process ash for beneficial use (at two sites) at a cost of approximately $45 million. An estimated liability has been recorded, deferred accounting related to these costs has been approved by the CPUC and amounts are expected to be fully recoverable through regulatory mechanisms.
Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$21	$22
Other operating leases (a)	5	5
Total operating lease expense (b)	$26	$27
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	4	4
Total finance lease expense	$5	$5
(a)Includes immaterial short-term lease expense for both 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating and finance leases as of March 31, 2024:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$348	$55	$403	$413
Interest component of obligation	(31)	(6)	(37)	(300)
Present value of minimum obligation	$317	$49	366	113
Less current portion			(102)	(3)
Noncurrent operating and finance lease liabilities			$264	$110
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
PSCo had approximately 1,207 MW of capacity under long-term PPAs at both March 31, 2024 and Dec. 31, 2023, with entities that have been determined to be VIEs. These agreements have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended March 31, 2024			Three Months Ended March 31, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19)	$(1)	$(20)	$(20)	$(2)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of net actuarial loss (a)	—	—	—	—	1	1
Net current period other comprehensive income	—	—	—	—	1	1
Accumulated other comprehensive loss at March 31	$(19)	$(1)	$(20)	$(20)	$(1)	$(21)

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
PSCo also presents All Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include steam revenue, appliance repair and non-utility real estate activities.
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
PSCo’s segment information:

	Three Months Ended March 31
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues	$923	$920
Net income	122	99
Regulated Natural Gas
Total revenues	$613	$811
Net income	93	113
All Other
Total revenues (a)	$13	$16
Net income	4	2
Consolidated Total
Total revenues (a)	$1,549	$1,747
Net income	219	214
(a)Total revenues include $1 million of other affiliate revenue for both the three months ended March 31, 2024 and 2023.

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
We use this non-GAAP financial measure to evaluate and provide details of PSCo’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of PSCo. For the three months ended March 31, 2024 and 2023, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
PSCo’s net income was $219 million for the three months ended March 31, 2024 compared with $214 million for the prior year. The change was driven by increased recovery of electric infrastructure investments, which was offset by unfavorable weather and increased depreciation and interest charges.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas, coal and uranium, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes. In the first quarter, electric revenues increased $3 million.

(Millions of Dollars)	Three Months Ended March 31, 2024 vs. 2023
Regulatory rate outcomes	$20
Non-fuel riders	19
Recovery of lower cost of electric fuel and purchased power	(43)
Wholesale generation revenues	(8)
Other, net	15
Total increase	$3
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes. In the first quarter, natural gas revenues decreased $198 million.

(Millions of Dollars)	Three Months Ended March 31, 2024 vs. 2023
Recovery of lower cost of natural gas	$(180)
Estimated impact of weather	(27)
Retail sales growth	8
Other (net)	1
Total decrease	$(198)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. However, these incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $41 million for the first quarter of 2024. The decrease is primarily due to lower commodity prices, partially offset by increased volumes.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are generally offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $182 million for the first quarter of 2024. The decrease is primarily due to lower commodity prices and volumes, partially offset by timing of deferred fuel costs.
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $16 million for the first quarter of 2024. The increase was primarily due to system expansion.
Interest Charges — Interest charges increased $15 million for the first quarter of 2024, largely due to higher interest rates and increased long-term debt levels to fund capital investments.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2023, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
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
Procedural schedule:
•Intervenor testimony: July 11, 2024
•Rebuttal testimony: Aug. 15, 2024
•Settlement deadline: Aug. 27, 2024
•Evidentiary hearing: Sept. 4-12, 2024
•Statement of position: Sept. 26, 2024
Colorado Resource Plan — In December 2023, the CPUC approved a portfolio of 5,835 MW, which includes approximately 3,100 MW of company owned resources and 2,700 MW of PPAs. PSCo expects to invest approximately $4.8 billion in generation resources under the portfolio for the benefit of its customers and achieving the state’s clean energy goals.
In December 2023, the CPUC approved two PIMs associated with the generation projects in the portfolio, including a two-way sharing measure related to capital construction costs and another related to ongoing levelized energy costs. These PIMs will be further defined in related proceedings throughout 2024.
In March 2024, PSCo filed its first CPCN for the Rocky Mountain and Arroyo 2 solar projects on an expedited basis in order to begin construction in time for planned in-service dates in 2025 and 2026. PSCo expects to file additional generation and transmission CPCNs throughout the remainder of 2024.
Transportation Electrification Plan — In April 2024, the CPUC approved PSCo’s TEP with modification, including a three-year budget of $264 million and continued cost recovery through the TEP rider. The CPUC approved PSCo’s proposal to offer rebates for residential chargers and wiring to be paired with residential managed charging programs and vehicle rebates for Income-Qualified customers, as well as its proposal to offer rebates for commercial public chargers and electric vehicle supply infrastructure. Additionally, the CPUC approved PSCo’s proposed budget to support innovation projects including electric school buses, Vehicle-to-Everything demonstrations, and stakeholder-driven projects with a focus on disproportionately impacted communities. The Commission also approved a WACC return on rebates with a 3-year amortization.
Wildfire Mitigation Plan — PSCo will file a Wildfire Mitigation Plan and request for recovery of costs to execute the plan in the second quarter of 2024. The plan will include a number of new and expanded programs from the currently approved Wildfire Mitigation Plan including distribution undergrounding, distribution covered conductor, enhanced wildfire safety settings, increased scope and scale for vegetation management, updated frequency of inspections of poles and other equipment in wildfire risk zones, transmission line rebuilds, proactive line de-energization and situational awareness programs including weather stations, cameras, and other monitoring software.
CPUC Proactive Line De-Energization Investigation — In early April 2024, PSCo proactively de-energized certain lines in Colorado due to winds that were over 90 MPH to reduce potential wildfire risk. Later in April, the CPUC opened a Miscellaneous Proceeding to seek information on:
•Utility operations during, after, and leading up to the wind event to identify risks, de-energize lines and re-energize lines.
•Customer communications (including what was communicated to whom and when).
•Community engagement to assess the coordination with neighboring electric providers, telecom companies, 911, medical providers, and other first responders and community leaders.
The CPUC held sessions to hear public comments and will hold Commissioner Information Meetings in May 2024 to hear directly from PSCo, impacted customers, and other first responders and community leaders on power shutoffs. A potential order, rules, procedures or report is expected later this year.
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
The legislation also calls for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers by Jan. 1, 2025. In the first quarter of 2024, the CPUC discussed proposed rules for the gas utility. The written notice of the proposed rule is expected in the second quarter of 2024, which will be followed by a comment period. The Commission's proposed rules for electric utilities are expected later in 2024.
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

An interim stay on tariffs remains in effect until June 2024 and many significant solar projects have resumed with modified costs and projected in-service dates, including certain PPAs in PSCo. Further policy action, a change in the interim stay of tariffs, or other restrictions on solar imports (e.g., as a result of implementation of the Uyghur Forced Labor Protection Act), disruptions in solar imports from key suppliers or any new trade complaint could impact project timelines and costs.
On April 24, 2024, the American Alliance for Solar Manufacturing Trade Committee filed a petition related to new anti-dumping and countervailing duty cases targeting solar products from Cambodia, Malaysia, Thailand and Vietnam with the United States Department of Commerce and the United States International Trade Commission. PSCo continues to assess the impacts (if any) of this trade complaint on its business.

Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. PSCo continues to evaluate the impact of these rules and believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Coal Ash Regulation
In April 2024, the EPA published final rules to regulate additional areas under the CCR Rule for the first time, including legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at regulated CCR facilities. The rule subjects these areas to groundwater monitoring, corrective action and closure and post-closure care requirements, among other requirements, with several of the deadlines accelerated. PSCo believes that the cost of these requirements would be recoverable through rates based on prior state commission practices. In January 2024, PSCo received approval from the CPUC for deferred accounting for costs associated with compliance with the legacy CCR rule.
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
In February 2024, the EPA proposed to change the Resource Conservation and Recovery Act by adding nine PFAS to its list of hazardous constituents.
Final rules for all three proposals are expected in 2024 which could result in new obligations. Potential costs are uncertain until final rules are published and/or agency action is taken.
Effluent Limitation Guidelines
In April 2024, the EPA published final rules under the Clean Water Act, setting forth Effluent Limitations Guidelines and Standards for steam generating coal plants. This rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. PSCo continues to evaluate the impact of these rules and believes that any costs associated with these requirements would be recoverable through rates based on prior state commission practices.

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
As of March 31, 2024, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2023, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2024.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture dated as of April 1, 2024, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $450 million principal amount of 5.35% First Mortgage Bonds, Series No. 41 due 2034 and $750 million principal amount of 5.75% First Mortgage Bonds, Series No. 42 due 2054.	PSCo Form 8-K dated April 4, 2024	4.01
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

4/25/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)