Form 10-Q
period 2024-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2024-08-01
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at August 1, 2024
Common Stock, $0.01 par value	100 shares
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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2023 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics, the duration and magnitude of business restrictions including shutdowns (domestically and globally), the potential impact on the workforce, including shortages of employees or third-party contractors due to quarantine policies, vaccination requirements or government restrictions, impacts on the transportation of goods and the generalized impact on the economy; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Operating revenues
Electric	$891	$844	$1,814	$1,764
Natural gas	244	271	857	1,082
Other	8	13	21	29
Total operating revenues	1,143	1,128	2,692	2,875

Operating expenses
Electric fuel and purchased power	303	317	644	699
Cost of natural gas sold and transported	89	115	408	616
Cost of sales — other	1	3	5	8
Operating and maintenance expenses	239	222	473	452
Demand side management expenses	36	31	76	67
Depreciation and amortization	248	230	492	458
Taxes (other than income taxes)	65	72	138	145
Total operating expenses	981	990	2,236	2,445

Operating income	162	138	456	430

Other income, net	19	5	28	6
Allowance for funds used during construction — equity	18	6	31	13

Interest charges and financing costs
Interest charges and other financing costs	95	76	183	149
Allowance for funds used during construction — debt	(6)	(3)	(12)	(7)
Total interest charges and financing costs	89	73	171	142

Income before income taxes	110	76	344	307
Income tax (benefit) expense	(9)	(17)	6	—
Net income	$119	$93	$338	$307
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2024	2023	2024	2023
Net income	$119	$93	$338	$307
Other comprehensive income
Pension and retiree medical benefits:
Reclassification of losses to net income, net of tax	—	—	—	1
Derivative instruments:
Reclassification of losses to net income, net of tax	1	—	1	—

Total other comprehensive income	1	—	1	1
Total comprehensive income	$120	$93	$339	$308

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2024	2023
Operating activities
Net income	$338	$307
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	493	462
Deferred income taxes	11	(73)
Allowance for equity funds used during construction	(31)	(13)
Provision for bad debts	15	16
Changes in operating assets and liabilities:
Accounts receivable	64	163
Accrued unbilled revenues	31	271
Inventories	27	78
Other current assets	(6)	17
Accounts payable	(77)	(295)
Net regulatory assets and liabilities	122	143
Other current liabilities	(101)	(91)
Pension and other employee benefit obligations	(5)	—
Other, net	117	(9)
Net cash provided by operating activities	998	976

Investing activities
Utility capital/construction expenditures	(1,459)	(943)
Investments in utility money pool arrangement	(234)	(367)
Repayments from utility money pool arrangement	234	331
Net cash used in investing activities	(1,459)	(979)

Financing activities
Repayments of short-term borrowings, net	(320)	(294)
Borrowings under utility money pool arrangement	381	—
Repayments under utility money pool arrangement	(432)	—
Proceeds from issuance of long-term debt	1,184	834
Repayments of long-term debt	—	(250)
Capital contributions from parent	564	74
Dividends paid to parent	(236)	(358)
Net cash provided by financing activities	1,141	6

Net change in cash, cash equivalents and restricted cash	680	3
Cash, cash equivalents and restricted cash at beginning of period	13	10
Cash, cash equivalents and restricted cash at end of period	$693	$13

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(147)	$(127)
Cash received (paid) for income taxes, net; includes proceeds from tax credit transfers	10	(68)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$205	$211
Inventory transfers to property, plant and equipment	38	30
Operating lease right-of-use assets	—	17
Allowance for equity funds used during construction	31	13
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$693	$13
Accounts receivable, net	412	492
Accounts receivable from affiliates	32	28
Accrued unbilled revenues	330	361
Inventories	193	258
Regulatory assets	187	304
Derivative instruments	3	11
Prepayments and other	105	95
Total current assets	1,955	1,562

Property, plant and equipment, net	22,018	21,035

Other assets
Regulatory assets	1,278	1,267
Derivative instruments	10	15
Operating lease right-of-use assets	313	366
Other	259	383
Total other assets	1,860	2,031
Total assets	$25,833	$24,628

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250	$—
Borrowings under utility money pool arrangement	—	51
Short-term debt	—	320
Accounts payable	562	704
Accounts payable to affiliates	62	83
Regulatory liabilities	88	70
Taxes accrued	145	261
Accrued interest	85	68
Dividends payable to parent	106	72
Derivative instruments	5	17
Operating lease liabilities	98	102
Other	176	177
Total current liabilities	1,577	1,925

Deferred credits and other liabilities
Deferred income taxes	1,937	1,894
Regulatory liabilities	2,570	2,562
Asset retirement obligations	430	383
Customer advances	111	124
Pension and employee benefit obligations	34	40
Operating lease liabilities	237	290
Other	171	218
Total deferred credits and other liabilities	5,490	5,511

Commitments and contingencies
Capitalization
Long-term debt	8,388	7,450
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at June 30, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	7,979	7,412
Retained earnings	2,418	2,350
Accumulated other comprehensive loss	(19)	(20)
Total common stockholder's equity	10,378	9,742
Total liabilities and equity	$25,833	$24,628
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2024 and 2023
Balance at March 31, 2023	100	$—	$7,057	$2,291	$(21)	$9,327
Net income				93		93
Dividends declared to parent				(189)		(189)
Contribution of capital by parent			29			29
Balance at June 30, 2023	100	$—	$7,086	$2,195	$(21)	$9,260

Balance at March 31, 2024	100	$—	$7,462	$2,405	$(20)	$9,847
Net income				119		119
Other comprehensive income					1	1
Dividends declared to parent				(106)		(106)
Contribution of capital by parent			517			517
Balance at June 30, 2024	100	$—	$7,979	$2,418	$(19)	$10,378

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2024 and 2023
Balance at Dec. 31, 2022	100	$—	$6,992	$2,260	$(22)	$9,230
Net income				307		307
Other comprehensive income					1	1
Dividends declared to parent				(372)		(372)
Contribution of capital by parent			94			94
Balance at June 30, 2023	100	$—	$7,086	$2,195	$(21)	$9,260

Balance at Dec. 31, 2023	100	$—	$7,412	$2,350	$(20)	$9,742
Net income				338		338
Other comprehensive income					1	1
Dividends declared to parent				(270)		(270)
Contribution of capital by parent			567			567
Balance at June 30, 2024	100	$—	$7,979	$2,418	$(19)	$10,378
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo as of June 30, 2024 and Dec. 31, 2023; the results of PSCo’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and six months ended June 30, 2024 and 2023; and PSCo’s cash flows for the six months ended June 30, 2024 and 2023.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2024, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2023 balance sheet information has been derived from the audited 2023 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2023.
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
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 greenhouse gas emissions, as well as to include in a footnote to the consolidated financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. PSCo does not expect implementation of the new guidance to have a material impact on the consolidated financial statements.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$460	$548
Less allowance for bad debts	(48)	(56)
Accounts receivable, net	$412	$492

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$96	$91
Fuel	63	83
Natural gas	34	84
Total inventories	$193	$258

(Millions of Dollars)	June 30, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$17,134	$16,698
Natural gas plant	6,534	6,321
Common and other property	1,517	1,472
Plant to be retired (a)	1,125	1,203
Construction work in progress	1,981	1,310
Total property, plant and equipment	28,291	27,004
Less accumulated depreciation	(6,273)	(5,969)
Property, plant and equipment, net	$22,018	$21,035
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

Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$250	$250
Amount outstanding at period end	—	51
Average amount outstanding	8	23
Maximum amount outstanding	250	250
Weighted average interest rate, computed on a daily basis	5.33%	5.31%
Weighted average interest rate at period end	N/A	5.34
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$700	$700
Amount outstanding at period end	—	320
Average amount outstanding	11	124
Maximum amount outstanding	233	454
Weighted average interest rate, computed on a daily basis	5.51%	5.17%
Weighted average interest rate at period end	N/A	5.56
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At June 30, 2024 and Dec. 31, 2023, there were $31 million and $29 million, respectively, of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
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
At June 30, 2024, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$31	$669
(a)Expires in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2024 and Dec. 31, 2023.
Long-Term Borrowings
During the six months ended June 30, 2024, PSCo issued $450 million of 5.35% First Mortgage Bonds due May 15, 2034 and $750 million of 5.75% First Mortgage Bonds due May 15, 2054.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$301	$142	$—	$443
C&I	427	64	8	499
Other	13	—	—	13
Total retail	741	206	8	955
Wholesale	51	—	—	51
Transmission	21	—	—	21
Other	18	30	—	48
Total revenue from contracts with customers	831	236	8	1,075
Alternative revenue and other	60	8	—	68
Total revenues	$891	$244	$8	$1,143

	Three Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$272	$161	$5	$438
C&I	442	75	8	525
Other	13	—	—	13
Total retail	727	236	13	976
Wholesale	42	—	—	42
Transmission	18	—	—	18
Other	17	28	—	45
Total revenue from contracts with customers	804	264	13	1,081
Alternative revenue and other	40	7	—	47
Total revenues	$844	$271	$13	$1,128

	Six Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$630	$542	$3	$1,175
C&I	845	226	18	1,089
Other	27	—	—	27
Total retail	1,502	768	21	2,291
Wholesale	113	—	—	113
Transmission	45	—	—	45
Other	32	70	—	102
Total revenue from contracts with customers	1,692	838	21	2,551
Alternative revenue and other	122	19	—	141
Total revenues	$1,814	$857	$21	$2,692

	Six Months Ended June 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$605	$702	$9	$1,316
C&I	865	291	20	1,176
Other	27	—	—	27
Total retail	1,497	993	29	2,519
Wholesale	117	—	—	117
Transmission	43	—	—	43
Other	28	72	—	100
Total revenue from contracts with customers	1,685	1,065	29	2,779
Alternative revenue and other	79	17	—	96
Total revenues	$1,764	$1,082	$29	$2,875

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.5	3.5
(Decreases) increases:
Wind PTCs (a)	(16.5)	(19.1)
Plant regulatory differences (b)	(5.1)	(4.8)
Other tax credits, net operating loss & tax credit allowances	(1.3)	(1.0)
Other, net	0.1	0.4
Effective income tax rate	1.7%	—%
(a)Wind PTCs net of estimated transfer discounts are credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers. Income tax benefits associated with the credit are offset by corresponding revenue reductions.

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
As of June 30, 2024, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2024, PSCo had no unsettled interest rate derivatives.
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
As of June 30, 2024, PSCo had no commodity contracts designated as cash flow hedges.

Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	June 30, 2024	Dec. 31, 2023
Megawatt hours of electricity	1	2
Million British thermal units of natural gas	16	20
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
As of June 30, 2024, four of PSCo’s ten most significant counterparties for these activities, comprising $23 million, or 39%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Six of the ten most significant counterparties, comprising $26 million, or 43%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
None of these significant counterparties, had credit quality less than investment grade, based on internal analysis. Nine of these significant counterparties are independent system operators, municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.
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
As of June 30, 2024 and Dec. 31, 2023, there were no derivative liabilities position with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of June 30, 2024 there were no derivative instruments in a liability position with such underlying contract provisions and at Dec. 31, 2023, there were $8 million of such derivative instruments.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2024 and Dec. 31, 2023.
Recurring Derivative Fair Value Measurements
Changes in the fair value of natural gas commodity derivatives recognized as regulatory assets and liabilities included immaterial net losses for the three and six months ended June 30, 2024 and 2023. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

	Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended June 30, 2024
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Six Months Ended June 30, 2024
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(8)	(b)
Natural gas commodity	—		—		(8)	(c)(d)
Total	$—		$—		$(16)
Three Months Ended June 30, 2023
Other derivative instruments
Commodity trading	$—		$—		$(5)	(b)
Total	$—		$—		$(5)
Six Months Ended June 30, 2023
Other derivative instruments
Commodity trading	$—		$—		$(5)	(b)
Natural gas commodity	—		10	(c)	(12)	(c)(d)
Total	$—		$10		$(17)
(a)Recorded to interest charges.
(b)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(c)Other than $2 million of 2024 losses recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the six months ended June 30, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$1	$8	$—	$9	$(7)	$2	$1	$19	$—	$20	$(17)	$3
Natural gas commodity	—	1	—	1	—	1	—	8	—	8	—	8
Total current derivative assets	$1	$9	$—	$10	$(7)	$3	$1	$27	$—	$28	$(17)	$11
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$5	$6	$—	$11	$(1)	$10	$6	$9	$—	$15	$—	$15
Total noncurrent derivative assets	$5	$6	$—	$11	$(1)	$10	$6	$9	$—	$15	$—	$15

	June 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$12	$—	$12	$(7)	$5	$1	$25	$—	$26	$(17)	$9
Natural gas commodity	—	—	—	—	—	—	—	8	—	8	—	8
Total current derivative liabilities	$—	$12	$—	$12	$(7)	$5	$1	$33	$—	$34	$(17)	$17
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$1	$—	$3	$(3)	$—	$2	$1	$—	$3	$(3)	$—
Total noncurrent derivative liabilities	$2	$1	$—	$3	$(3)	$—	$2	$1	$—	$3	$(3)	$—
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2024 and Dec. 31, 2023, derivative assets and liabilities include no obligations to return cash collateral. At both June 30, 2024 and Dec. 31, 2023, derivative assets and liabilities include rights to reclaim cash collateral of $2 million and $4 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Balance at April 1	$—	$10
Net transactions recorded during the period:
Losses recognized in earnings (a)	—	(1)
Balance at June 30	$—	$9

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Balance at Jan. 1	$—	$9
Net transactions recorded during the period:
Losses recognized in earnings (a)	—	—
Balance at June 30	$—	$9
(a)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.

Fair Value of Long-Term Debt
As of June 30, 2024, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$8,638	$7,413	$7,450	$6,580
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	14	14	4	4
Expected return on plan assets (a)	(19)	(19)	(4)	(4)
Amortization of net loss (a)	1	1	—	1
Net periodic benefit cost	1	1	—	1
Effects of regulation	(4)	3	—	—
Net benefit cost recognized for financial reporting	$(3)	$4	$—	$1

	Six Months Ended June 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$10	$9	$—	$—
Interest cost (a)	28	29	8	8
Expected return on plan assets (a)	(38)	(38)	(8)	(8)
Amortization of net loss (a)	3	1	1	1
Net periodic benefit (credit) cost	3	1	1	1
Effects of regulation	(4)	6	—	—
Net benefit cost (credit) recognized for financial reporting	$(1)	$7	$1	$1
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
Marshall Wildfire Litigation
In December 2021, a wildfire ignited in Boulder County, Colorado (Marshall Fire), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. On June 8, 2023, the Boulder County Sheriff’s Office released its Marshall Fire Investigative Summary and Review and its supporting documents (Sheriff’s Report). According to an October 2022 statement from the Colorado Insurance Commissioner, the Marshall Fire is estimated to have caused more than $2 billion in property losses.
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
PSCo is aware of 307 complaints, most of which have also named Xcel Energy Inc. and Xcel Energy Services Inc. as additional defendants, relating to the Marshall Fire. The complaints are on behalf of at least 4,087 plaintiffs. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, wrongful death, willful and wanton conduct, negligent infliction of emotional distress, loss of consortium and inverse condemnation. In addition to seeking compensatory damages, certain of the complaints also seek exemplary damages.
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
Colorado law does not impose joint and several liability in tort actions. Instead, under Colorado law, a defendant is liable for the degree or percentage of the negligence or fault attributable to that defendant, except where the defendant conspired with another defendant. A jury’s verdict in a Colorado civil case must be unanimous. Under Colorado law, in a civil action filed before Jan. 1, 2025, other than a medical malpractice action, the total award for noneconomic loss is capped at $0.6 million per defendant unless the court finds justification to exceed that amount by clear and convincing evidence, in which case the maximum doubles.
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
Environmental
New and changing federal and state environmental mandates can create financial obligations for PSCo, which are normally recovered through the regulated rate process.
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
MGP, Landfill and Disposal Sites
PSCo is investigating, remediating or performing post-closure actions at two MGP, landfill or other disposal sites across its service territory, in addition to sites that are being addressed under current coal ash regulations (see below).
PSCo has recognized approximately $6 million of costs/liabilities for resolution of these issues; however, the final outcomes and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
Water and Waste
Coal Ash Regulation — PSCo is subject to the CCR Rule, which imposes requirements for handling, storage, treatment and disposal of coal ash and other solid waste.
In May 2024, final amendments to the CCR Rule were published. These include legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at CCR-regulated facilities, including areas of beneficial use.
As a specific requirement of the CCR Rule, utilities must complete facility evaluations and groundwater sampling around their subject landfills, surface impoundments and certain other areas where coal ash was placed on land, as well as perform corrective actions where offsite groundwater has been impacted.
If certain impacts to groundwater are detected, utilities may be required to perform additional groundwater investigations and/or perform corrective actions, typically beginning with an Assessment of Corrective Measures.
Investigation and/or corrective action related to groundwater impacts are currently underway at certain active and closed coal-fueled generating facilities at a current estimated cost of at least $40 million. In addition, PSCo expects to incur $5 million for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. Asset retirement obligations have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
PSCo has also identified coal ash that it is expected to be required to be removed from certain closed coal-fueled generating facilities at estimated costs totaling approximately $40 million. Asset retirement obligations have been recorded, with the costs expected to be recoverable through regulatory mechanisms.
PSCo continues to evaluate the 2024 updates to the CCR rule, the interpretations of those updates and how they will apply to specific sites. Assessment of the recent updates to the CCR Rule and corresponding site investigation activities may result in updates to estimated costs as well as identification of additional required corrective actions.
Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.

Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$20	$23
Other operating leases (a)	5	5
Total operating lease expense (b)	$25	$28
Finance leases
Amortization of ROU assets	$1	$—
Interest expense on lease liability	3	4
Total finance lease expense	$4	$4
(a)Includes immaterial short-term lease expense for both 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$41	$45
Other operating leases (a)	10	10
Total operating lease expense (b)	$51	$55
Finance leases
Amortization of ROU assets	$2	$1
Interest expense on lease liability	7	8
Total finance lease expense	$9	$9
(a)Includes immaterial short-term lease expense for both 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating and finance leases as of June 30, 2024:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$318	$50	$368	$408
Interest component of obligation	(28)	(5)	(33)	(296)
Present value of minimum obligation	$290	$45	335	112
Less current portion			(98)	(3)
Noncurrent operating and finance lease liabilities			$237	$109
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
PSCo had approximately 1,207 MW of capacity under long-term PPAs at both June 30, 2024 and Dec. 31, 2023, with entities that have been determined to be VIEs. These agreements have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2024			Three Months Ended June 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(19)	$(1)	$(20)	$(20)	$(1)	$(21)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	—	—	—
Net current period other comprehensive income	1	—	1	—	—	—
Accumulated other comprehensive loss at June 30	$(18)	$(1)	$(19)	$(20)	$(1)	$(21)

	Six Months Ended June 30, 2024			Six Months Ended June 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19)	$(1)	$(20)	$(20)	$(2)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	—	—	—
Amortization of net actuarial loss (b)	—	—	—	—	1	1
Net current period other comprehensive income	1	—	1	—	1	1
Accumulated other comprehensive loss at June 30	$(18)	$(1)	$(19)	$(20)	$(1)	$(21)
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
PSCo also presents All Other, which includes operating segments with revenues below the necessary quantitative thresholds. Those operating segments primarily include steam revenue, appliance repair services revenues/commissions and non-utility real estate activities.
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
PSCo’s segment information:

	Three Months Ended June 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues	$891	$844
Net income	120	103
Regulated Natural Gas
Total revenues	$244	$271
Net loss	(5)	(16)
All Other
Total revenues (a)	$8	$13
Net income	4	6
Consolidated Total
Total revenues (a)	$1,143	$1,128
Net income	119	93
(a)Total revenues include $1 million of other affiliate revenue for both the three months ended June 30, 2024 and 2023.

	Six Months Ended June 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues	$1,814	$1,764
Net income	242	202
Regulated Natural Gas
Total revenues	$857	$1,082
Net income	88	97
All Other
Total revenues (a)	$21	$29
Net income	8	8
Consolidated Total
Total revenues (a)	$2,692	$2,875
Net income	338	307
(a)Total revenues include $2 million of other affiliate revenue for both the six months ended June 30, 2024 and 2023.

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
We use this non-GAAP financial measure to evaluate and provide details of PSCo’s core earnings and underlying performance. We believe this measurement is useful to investors to evaluate the actual and projected financial performance and contribution of PSCo. For the three and six months ended June 30, 2024 and 2023, there were no such adjustments to GAAP earnings and therefore GAAP earnings equal ongoing earnings.

Results of Operations
PSCo’s net income was $338 million for the six months ended June 30, 2024 compared with $307 million for the prior year. The change was driven by increased recovery of electric infrastructure investments, which was partially offset by increased depreciation, interest charges and O&M expenses.

Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Six Months Ended June 30, 2024 vs. 2023
Regulatory rate outcomes	$47
Non-fuel riders	38
Estimated impact of weather	25
Recovery of lower cost of electric fuel and purchased power	(70)
Sales and demand	(14)
Other, net	24
Total increase	$50
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Six Months Ended June 30, 2024 vs. 2023
Recovery of lower cost of natural gas	$(206)
Estimated impact of weather	(31)
Retail sales growth	6
Other, net	6
Total decrease	$(225)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $55 million year-to-date. The decrease is primarily due to lower commodity prices and timing of fuel recovery, partially offset by increased volume.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $208 million year-to-date. The decrease is primarily due to lower commodity prices and volumes, partially offset by timing of fuel recovery.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $21 million year-to-date. The increase was primarily due to emergent generation expenses, higher storm costs and other labor increases.
Depreciation and Amortization — Depreciation and amortization expense increased $34 million year-to-date. The increase was primarily due to system expansion.
Interest Charges — Interest charges increased $34 million year-to-date, largely due to increased long-term debt levels and higher interest rates.

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
Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2024, PSCo filed a request with the CPUC seeking an increase to retail natural gas rates of $171 million (9.5%). The request is based on a 10.25% ROE, an equity ratio of 55%, a 2023 test year and a $4.2 billion retail rate base which includes projected capital additions through Dec. 31, 2023. PSCo has requested a proposed effective date of Nov. 1, 2024.
PSCo has proposed to defer collection of the increased rates until Feb. 15, 2025 (following expiration of the rider to recover Winter Storm Uri costs) to mitigate customer bill impacts, with revenues for the deferred period collected over a 12-month period beginning on that date.
In July 2024, three intervenors filed testimony, with Staff and the UCA filing comprehensive testimony. Staff and UCA opposed the deferral of collections until Feb. 15, 2025, instead proposing Nov. 1, 2024 as the effective date for new rates.
Proposed modifications:

(Millions of Dollars)	Staff		UCA
PSCo Direct Testimony	$171		$171

Recommended adjustments:
ROE	(40)		(31)
Capital structure and cost of capital	(27)	(a)	(14)
Test year adjustments to reflect average vs. year-end balances	(19)		(17)
Capital adjustments (subject to separate review)	(3)		(1)
Depreciation expense	15		—
Other, net	(4)		(17)
Total adjustments	(78)		(80)
Proposed revenue change	$93		$91

ROE	8.89%		9.20%
Equity ratio	52%		51.4%
Test Year	Dec 2023		Dec 2023
Rate Base Convention	13 month		13 month
(a) Revised estimate.

Procedural schedule:
•Rebuttal testimony: Aug. 15, 2024
•Settlement deadline: Aug. 27, 2024
•Evidentiary hearing: Sept. 4-12, 2024
•Statement of position: Sept. 26, 2024
A CPUC decision is expected in the fourth quarter of 2024.
Colorado Resource Plan — In December 2023, the CPUC approved a portfolio of 5,835 MW, which includes approximately 3,100 MW of company owned resources and 2,700 MW of PPAs.
In December 2023, the CPUC approved two PIMs associated with the generation projects in the portfolio, including a PIM related to capital construction costs and another related to ongoing levelized energy costs. These PIMs will be further defined in related proceedings throughout 2024.
PSCo filed or expects to file generation and transmission certificates of public convenience and necessity throughout 2024.
PSCo will file an interim resource plan, also referred to as the Just Transition Solicitation, by Oct. 15, 2024. The filing deadline was extended to Oct. 15, 2024 to allow for additional time to assess the impact of supply chain issues and solar tariffs on the Colorado Resource Plan portfolio.
Transportation Electrification Plan — In April 2024, the CPUC approved PSCo’s TEP with modification, including a three-year budget of $264 million and continued cost recovery through the TEP rider.
Wildfire Mitigation Plan — In June 2024, PSCo filed an Updated Wildfire Mitigation Plan (the Plan) and request for recovery of costs covering the years 2025 to 2027 with the CPUC. The estimated total cost for this plan is approximately $1.9 billion. A CPUC decision is expected in early 2025.
The Plan is a key component of keeping our customers and communities safe while providing reliable and affordable electric service. The Plan integrates industry experience; incorporates evolving risk assessment methodologies; adds new technology; and expands the scope, pace and scale of our work to reduce wildfire risk in a comprehensive and efficient manner under four core programs that include the following:
•Situational awareness – Meteorology, area risk mapping and modeling, artificial intelligence cameras and continuous monitoring.
•Operational mitigations – Enhanced powerline safety settings and PSPS.
•System resiliency – Asset assessment and remediations, pole replacements, line rebuilds, targeted undergrounding and vegetation management.
•Customer support – Coordination and real-time data sharing with customers and other stakeholders and PSPS resiliency rebates.
Total capital investments and O&M expenses associated with the proposed plan are estimated at the following:

(Millions of Dollars)	2025	2026	2027	Total
Capital investments
Situational awareness	$24	$17	$10	$51
Operational mitigations	58	66	83	207
System resiliency	368	411	565	1,344
Total capital investments	$450	$494	$658	$1,602

O&M expenses
Situational awareness	$9	$10	$10	$29
Operational mitigations	3	3	4	10
System resiliency	44	69	77	190
Customer support	7	8	9	24
Total O&M expenses	63	90	100	253
Total expenditures	$513	$584	$758	$1,855
CPUC Proactive Line De-Energization Investigation — In April 2024, PSCo proactively de-energized certain lines in Colorado due to winds that were over 90 MPH to reduce potential wildfire risk.
In May 2024, the CPUC held sessions to hear public comments and Commissioner Information Meetings on the impacts of the power shutoffs. PSCo has provided responses to CPUC information requests and will continue to respond to requests throughout 2024 as the investigation continues.
Clean Heat Plan — In August of 2023, PSCo filed a Clean Heat Plan to reduce natural gas local distribution company greenhouse gas emissions. PSCo proposed a diversified portfolio of electrification, efficiency and lower-carbon gas options that would create an emissions reduction pathway through 2028 consistent with achieving a 2030 target reduction of 22 percent.
In June 2024, the CPUC approved a portfolio weighted predominantly toward electrification and efficiency programs, based on a budget of $441 million through 2027. The CPUC’s approval included rider cost recovery. The CPUC directed PSCo to file the next Clean Heat Plan in 2026.
Colorado Senate Bill 23-291 — In May 2023, Colorado Senate Bill 23-291 was signed into law. The bill includes a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines).
In November 2023, the CPUC approved PSCo’s natural gas price risk plan to manage customer bill volatility from commodity price changes, establishing upper and lower limits for changes in the GCA rate. As a result, costs above the upper limit are deferred for future recovery, with interest, and costs below the lower limit are deferred as a reserve against future cost increases.
The legislation also calls for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers by Jan. 1, 2025. The CPUC issued a written notice of the proposed rule in the second quarter of 2024 and held a hearing on comments in July 2024. A CPUC decision and final rule is expected later in 2024. The Commission's proposed rules for electric utilities are also expected later in 2024.

Colorado Senate Bill 24-218 — In May 2024, Colorado Senate Bill 24-218 was signed into law. The bill includes a suite of policy changes to accelerate investment in electric distribution, including a framework to develop distribution planning and performance requirements and the opportunity for current cost recovery for many distribution investments. In July 2024, the CPUC approved PSCo’s request to collect $17 million through a rider, over the remainder of 2024, subject to true-up, associated with forecasted capital investments covered by the new legislation.
Cabin Creek Prudency Review — In 2015, the CPUC granted a CPCN for an $88 million upgrade project to renew the FERC operating license and increase the generating and storage capacity of the Cabin Creek hydroelectric storage facility, which anticipated project completion in 2020. Due to significant and unforeseen challenges, the project was not completed until 2023 and cost approximately $110 million. In July 2024, PSCo filed a prudency review for the upgrade project, which reviews the project’s timelines, costs, benefits and challenges. A procedural schedule is expected in the third quarter of 2024 with a final CPUC decision in 2025.
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
Large global demand for energy-related infrastructure (renewables and gas generation, data centers, etc.) has stretched equipment supply chains, extended delivery dates and increased prices for items like combustion turbines, transformers and other large electrical equipment. The labor market for skilled engineering and construction resources to build renewables and gas generation has also been strained, impacting cost and availability.
Tariffs and Trade Complaints
In August 2023, the U.S. Department of Commerce completed its anti-circumvention investigation and concluded that CSPV solar panels and cells imported from Malaysia, Vietnam, Thailand, and Cambodia would be subject to incremental tariffs ranging from 50% to 250%. These countries account for more than 80% of CSPV panel imports.
An interim stay on tariffs remained in effect until June 2024 and many significant solar projects have resumed with modified costs and projected in-service dates, including certain PPAs in PSCo.
In April 2024, the American Alliance for Solar Manufacturing Trade Committee filed a petition related to new anti-dumping and countervailing duty cases targeting solar products from Cambodia, Malaysia, Thailand and Vietnam with the United States Department of Commerce and the United States International Trade Commission.
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells, whether or not assembled into modules. A preliminary decision related to this matter is anticipated in November 2024.
In June 2024, a previous tariff exclusion for bi-facial panels ended. Tariff rate is now 14.25% until February 2025 and 14% until February 2026 for imported panels.
In May 2024, the White House imposed a new 25% tariff on Lithium-Ion storage along with other trade measures. The tariff went into immediate effect for EV batteries but has a grace period until January 2026 for stationary energy storage applications.
PSCo continues to assess the impacts of these tariffs and trade complaints on its business, including company-owned projects and PPAs. PSCo may seek regulatory relief for tariffs, if required, in its jurisdictions.
Further policy actions or other restrictions on solar and storage imports, disruptions in imports from key suppliers, or any new trade complaint could impact project timelines and costs of various generation projects and PPAs.

Environmental Regulation
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing control of CO2 emissions from the power sector. The rules regulate new natural gas generating units and emission guidelines for existing coal and certain natural gas generation. The rules create subcategories of coal units based on planned retirement date and subcategories of natural gas combustion turbines and combined cycle units based on utilization. The CO2 control requirements vary by subcategory. Based on current estimates and assumptions, PSCo has determined that due to scheduled plant retirements, there is minimal financial or operational impact associated with these requirements and believes that the cost of these initiatives or replacement generation would be recoverable through rates based on prior state commission practices.
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. PSCo does not manufacture PFAS, but because PFAS are so ubiquitous in products and the environment, it may impact our operations.
In September 2022, the EPA proposed to designate two types of PFAS as “hazardous substances” under the CERCLA. In July 2024, the EPA’s final rule went into effect.
In March 2023, the EPA published a proposed rule that would establish enforceable drinking water standards for certain PFAS chemicals. In June 2024, the EPA’s final rule went into effect.
In February 2024, the EPA proposed to change the Resource Conservation and Recovery Act by adding nine PFAS to its list of hazardous constituents.
Potential costs are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, PSCo believes the costs will be recoverable through rates based on prior state commission practices.

Effluent Limitation Guidelines
In April 2024, the EPA published final rules under the Clean Water Act, setting Effluent Limitations Guidelines and Standards for steam generating coal plants. This rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater, and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Based on current estimates and assumptions, PSCo has determined that there is minimal financial or operational impact associated with these requirements and that any costs would be recoverable through rates based on prior state commission practices.

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
As of June 30, 2024, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2024.

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

Public Service Company of Colorado

8/1/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)