Form 10-Q
period 2024-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2024-10-31
CIK 81018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 31, 2024
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
SEC	Securities and Exchange Commission

Other
ASU	Accounting standards update
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CORE	CORE Electric Cooperative
CPCN	Certificate of public convenience and necessity
CSPV	Crystalline Silicon Photovoltaic
ETR	Effective Tax Rate
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
MGP	Manufactured gas plant
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PSPS	Public safety power shutoff
PTC	Production tax credit
ROE	Return on equity
VIE	Variable interest entity
WMP	Wildfire mitigation plan

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2024	2023	2024	2023
Operating revenues
Electric	$1,128	$1,113	$2,942	$2,877
Natural gas	165	165	1,022	1,247
Other	8	12	29	41
Total operating revenues	1,301	1,290	3,993	4,165

Operating expenses
Electric fuel and purchased power	319	356	963	1,055
Cost of natural gas sold and transported	45	44	453	660
Cost of sales — other	2	5	7	13
Operating and maintenance expenses	229	196	702	648
Demand side management expenses	56	39	132	106
Depreciation and amortization	248	235	740	693
Taxes (other than income taxes)	70	71	208	216
Loss on Comanche Unit 3 litigation	—	34	—	34
Total operating expenses	969	980	3,205	3,425

Operating income	332	310	788	740

Other income, net	14	1	42	7
Allowance for funds used during construction — equity	19	12	50	25

Interest charges and financing costs
Interest charges and other financing costs	96	79	279	228
Allowance for funds used during construction — debt	(9)	(6)	(21)	(13)
Total interest charges and financing costs	87	73	258	215

Income before income taxes	278	250	622	557
Income tax expense	22	21	28	21
Net income	$256	$229	$594	$536
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2024	2023	2024	2023
Net income	$256	$229	$594	$536
Other comprehensive income
Pension and retiree medical benefits:
Reclassification of losses to net income, net of tax	—	(1)	—	—
Derivative instruments:
Reclassification of losses to net income, net of tax	—	1	1	1

Total other comprehensive income	—	—	1	1
Total comprehensive income	$256	$229	$595	$537

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2024	2023
Operating activities
Net income	$594	$536
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	741	697
Deferred income taxes	15	(122)
Allowance for equity funds used during construction	(50)	(25)
Provision for bad debts	24	25
Changes in operating assets and liabilities:
Accounts receivable	82	115
Accrued unbilled revenues	70	257
Inventories	(15)	48
Other current assets	—	38
Accounts payable	(81)	(184)
Net regulatory assets and liabilities	213	178
Other current liabilities	(19)	31
Pension and other employee benefit obligations	(4)	1
Other, net	104	(54)
Net cash provided by operating activities	1,674	1,541

Investing activities
Utility capital/construction expenditures	(2,121)	(1,631)
Investments in utility money pool arrangement	(234)	(367)
Repayments from utility money pool arrangement	234	367
Net cash used in investing activities	(2,121)	(1,631)

Financing activities
Repayments of short-term borrowings, net	(320)	(294)
Borrowings under utility money pool arrangement	381	355
Repayments under utility money pool arrangement	(432)	(167)
Proceeds from issuance of long-term debt	1,184	834
Repayments of long-term debt	—	(250)
Capital contributions from parent	814	118
Dividends paid to parent	(407)	(507)
Net cash provided by financing activities	1,220	89

Net change in cash, cash equivalents and restricted cash	773	(1)
Cash, cash equivalents and restricted cash at beginning of period	13	10
Cash, cash equivalents and restricted cash at end of period	$786	$9

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(215)	$(197)
Cash received (paid) for income taxes, net; includes proceeds from tax credit transfers	3	(119)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$347	$168
Inventory transfers to property, plant and equipment	57	17
Operating lease right-of-use assets	1	17
Allowance for equity funds used during construction	50	25
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2024	Dec. 31, 2023
Assets
Current assets
Cash and cash equivalents	$786	$13
Accounts receivable, net	417	492
Accounts receivable from affiliates	—	28
Accrued unbilled revenues	290	361
Inventories	216	258
Regulatory assets	138	304
Derivative instruments	13	11
Prepayments and other	101	95
Total current assets	1,961	1,562

Property, plant and equipment, net	22,615	21,035

Other assets
Regulatory assets	1,307	1,267
Derivative instruments	7	15
Operating lease right-of-use assets	292	366
Other	258	383
Total other assets	1,864	2,031
Total assets	$26,440	$24,628

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250	$—
Borrowings under utility money pool arrangement	—	51
Short-term debt	—	320
Accounts payable	674	704
Accounts payable to affiliates	69	83
Regulatory liabilities	117	70
Taxes accrued	202	261
Accrued interest	102	68
Dividends payable to parent	100	72
Derivative instruments	9	17
Operating lease liabilities	96	102
Other	182	177
Total current liabilities	1,801	1,925

Deferred credits and other liabilities
Deferred income taxes	1,959	1,894
Regulatory liabilities	2,607	2,562
Asset retirement obligations	443	383
Customer advances	107	124
Pension and employee benefit obligations	34	40
Operating lease liabilities	215	290
Other	152	218
Total deferred credits and other liabilities	5,517	5,511

Commitments and contingencies
Capitalization
Long-term debt	8,389	7,450
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Sept. 30, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	8,242	7,412
Retained earnings	2,510	2,350
Accumulated other comprehensive loss	(19)	(20)
Total common stockholder's equity	10,733	9,742
Total liabilities and equity	$26,440	$24,628
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2024 and 2023
Balance at June 30, 2023	100	$—	$7,086	$2,195	$(21)	$9,260
Net income				229		229
Dividends declared to parent				(161)		(161)
Contribution of capital by parent			25			25
Balance at Sept. 30, 2023	100	$—	$7,111	$2,263	$(21)	$9,353

Balance at June 30, 2024	100	$—	$7,979	$2,418	$(19)	$10,378
Net income				256		256
Dividends declared to parent				(164)		(164)
Contribution of capital by parent			263			263
Balance at Sept. 30, 2024	100	$—	$8,242	$2,510	$(19)	$10,733

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2024 and 2023
Balance at Dec. 31, 2022	100	$—	$6,992	$2,260	$(22)	$9,230
Net income				536		536
Other comprehensive income					1	1
Dividends declared to parent				(533)		(533)
Contribution of capital by parent			119			119
Balance at Sept. 30, 2023	100	$—	$7,111	$2,263	$(21)	$9,353

Balance at Dec. 31, 2023	100	$—	$7,412	$2,350	$(20)	$9,742
Net income				594		594
Other comprehensive income					1	1
Dividends declared to parent				(434)		(434)
Contribution of capital by parent			830			830
Balance at Sept. 30, 2024	100	$—	$8,242	$2,510	$(19)	$10,733
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo as of Sept. 30, 2024 and Dec. 31, 2023; the results of PSCo’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2024 and 2023; and PSCo’s cash flows for the nine months ended Sept. 30, 2024 and 2023.
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
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and PSCo does not expect implementation of the new disclosure guidance to have a material impact to its consolidated financial statements.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Accounts receivable, net
Accounts receivable	$466	$548
Less allowance for bad debts	(49)	(56)
Accounts receivable, net	$417	$492

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$99	$91
Fuel	57	83
Natural gas	60	84
Total inventories	$216	$258

(Millions of Dollars)	Sept. 30, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$17,613	$16,698
Natural gas plant	6,675	6,321
Common and other property	1,549	1,472
Plant to be retired (a)	1,096	1,203
Construction work in progress	2,070	1,310
Total property, plant and equipment	29,003	27,004
Less accumulated depreciation	(6,388)	(5,969)
Property, plant and equipment, net	$22,615	$21,035
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

Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$250	$250
Amount outstanding at period end	—	51
Average amount outstanding	—	23
Maximum amount outstanding	—	250
Weighted average interest rate, computed on a daily basis	N/A	5.31%
Weighted average interest rate at period end	N/A	5.34
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2024	Year Ended Dec. 31, 2023
Borrowing limit	$700	$700
Amount outstanding at period end	—	320
Average amount outstanding	—	124
Maximum amount outstanding	—	454
Weighted average interest rate, computed on a daily basis	N/A	5.17%
Weighted average interest rate at period end	N/A	5.56
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Sept. 30, 2024 and Dec. 31, 2023.
Long-Term Borrowings
During the nine months ended Sept. 30, 2024, PSCo issued $450 million of 5.35% First Mortgage Bonds due May 15, 2034 and $750 million of 5.75% First Mortgage Bonds due May 15, 2054.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$431	$90	$1	$522
C&I	512	43	7	562
Other	11	—	—	11
Total retail	954	133	8	1,095
Wholesale	47	—	—	47
Transmission	29	—	—	29
Other	13	27	—	40
Total revenue from contracts with customers	1,043	160	8	1,211
Alternative revenue and other	85	5	—	90
Total revenues	$1,128	$165	$8	$1,301

	Three Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$398	$88	$5	$491
C&I	538	44	7	589
Other	13	—	—	13
Total retail	949	132	12	1,093
Wholesale	53	—	—	53
Transmission	25	—	—	25
Other	16	27	—	43
Total revenue from contracts with customers	1,043	159	12	1,214
Alternative revenue and other	70	6	—	76
Total revenues	$1,113	$165	$12	$1,290

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,061	$632	$4	$1,697
C&I	1,357	269	25	1,651
Other	38	—	—	38
Total retail	2,456	901	29	3,386
Wholesale	160	—	—	160
Transmission	74	—	—	74
Other	45	97	—	142
Total revenue from contracts with customers	2,735	998	29	3,762
Alternative revenue and other	207	24	—	231
Total revenues	$2,942	$1,022	$29	$3,993

	Nine Months Ended Sept. 30, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,003	$790	$14	$1,807
C&I	1,403	335	27	1,765
Other	40	—	—	40
Total retail	2,446	1,125	41	3,612
Wholesale	170	—	—	170
Transmission	68	—	—	68
Other	44	99	—	143
Total revenue from contracts with customers	2,728	1,224	41	3,993
Alternative revenue and other	149	23	—	172
Total revenues	$2,877	$1,247	$41	$4,165

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2024	2023
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.5	3.5
(Decreases) increases:
Wind PTCs (a)	(13.7)	(14.9)
Plant regulatory differences (b)	(5.1)	(5.4)
Other tax credits, net operating loss & tax credit allowances	(1.6)	(1.0)
Other, net	0.4	0.6
Effective income tax rate	4.5%	3.8%
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
As of Sept. 30, 2024, PSCo had no commodity contracts designated as cash flow hedges.

Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Sept. 30, 2024	Dec. 31, 2023
Megawatt hours of electricity	1	2
Million British thermal units of natural gas	21	20
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
As of Sept. 30, 2024, five of PSCo’s ten most significant counterparties for these activities, comprising $23 million, or 39%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the ten most significant counterparties, comprising $25 million, or 42%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
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
As of Sept. 30, 2024 and Dec. 31, 2023, there were approximately $8 million of derivative liabilities with such underlying contract provisions.
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
Recurring Derivative Fair Value Measurements
Changes in the fair value of natural gas commodity derivatives recognized as regulatory assets and liabilities included $5 million of net losses for the three and nine months ended Sept. 30, 2024 and immaterial net losses for the three and nine months ended Sept. 30 2023. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

	Pre-Tax Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and Liabilities
Three Months Ended Sept. 30, 2024
Other derivative instruments:
Commodity trading	$—		$—		$(3)	(a)
Total	$—		$—		$(3)

Nine Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(b)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(11)	(a)
Natural gas commodity	—		—		(8)	(c)(d)
Total	$—		$—		$(19)

Three Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$1	(b)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$2	(a)
Total	$—		$—		$2

Nine Months Ended Sept. 30, 2023
Derivatives designated as cash flow hedges:
Interest rate	$1	(b)	$—		$—
Total	$1		$—		$—
Other derivative instruments:
Commodity trading	$—		$—		$(3)	(a)
Natural gas commodity	—		10	(c)	(12)	(c)(d)
Total	$—		$10		$(15)
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
(d)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$1	$2	$—	$3	$(1)	$2	$1	$19	$—	$20	$(17)	$3
Natural gas commodity	—	11	—	11	—	11	—	8	—	8	—	8
Total current derivative assets	$1	$13	$—	$14	$(1)	$13	$1	$27	$—	$28	$(17)	$11
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$5	$4	$—	$9	$(2)	$7	$6	$9	$—	$15	$—	$15
Total noncurrent derivative assets	$5	$4	$—	$9	$(2)	$7	$6	$9	$—	$15	$—	$15

	Sept. 30, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$4	$—	$4	$(1)	$3	$1	$25	$—	$26	$(17)	$9
Natural gas commodity	—	6	—	6	—	6	—	8	—	8	—	8
Total current derivative liabilities	$—	$10	$—	$10	$(1)	$9	$1	$33	$—	$34	$(17)	$17
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$1	$—	$3	$(3)	$—	$2	$1	$—	$3	$(3)	$—
Total noncurrent derivative liabilities	$2	$1	$—	$3	$(3)	$—	$2	$1	$—	$3	$(3)	$—
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Sept. 30, 2024 and Dec. 31, 2023, derivative assets and liabilities include no obligations to return cash collateral. At both Sept. 30, 2024 and Dec. 31, 2023, derivative assets and liabilities include rights to reclaim cash collateral of $1 million and $4 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Three Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Balance at July 1	$—	$9
Net transactions recorded during the period:
Gains recognized in earnings (a)	—	2
Balance at Sept. 30	$—	$11

	Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Balance at Jan. 1	$—	$9
Net transactions recorded during the period:
Gains recognized in earnings (a)	—	2
Balance at Sept. 30	$—	$11
(a)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.

Fair Value of Long-Term Debt
As of Sept. 30, 2024, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2024		Dec. 31, 2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$8,639	$7,969	$7,450	$6,580
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2024 and Dec. 31, 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$6	$5	$—	$—
Interest cost (a)	14	14	4	4
Expected return on plan assets (a)	(19)	(19)	(3)	(3)
Amortization of net loss (a)	1	1	—	—
Net periodic benefit cost	2	1	1	1
Effects of regulation	—	3	—	—
Net benefit cost recognized for financial reporting	$2	$4	$1	$1

	Nine Months Ended Sept. 30
	2024	2023	2024	2023
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$16	$14	$—	$—
Interest cost (a)	42	43	12	12
Expected return on plan assets (a)	(57)	(57)	(11)	(11)
Amortization of net loss (a)	4	2	1	1
Net periodic benefit cost	5	2	2	2
Effects of regulation	(4)	9	—	—
Net benefit cost recognized for financial reporting	$1	$11	$2	$2
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
In October 2023, the jury ruled that CORE may not withdraw as a joint owner of the facility but awarded CORE lost power damages of $26 million. PSCo recognized $35 million of losses for the verdict in 2023, including estimated interest and other costs. In October 2024, PSCo and CORE reached a settlement, and parties have agreed to withdraw their appeals pending with the Colorado Court of Appeals.
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
In September 2023, the Boulder County District Court Judge consolidated the pending lawsuits into a single action for pretrial purposes and has subsequently consolidated additional lawsuits that have been filed. At the case management conference in February 2024, a trial date was set for September 2025. Discovery is now underway.

In September 2024, the Judge presiding over the consolidated cases in Boulder County issued an order regarding the trial that resolves, on a preliminary basis, certain disputes over the structure of the September 2025 trial. The Court ruled that all Plaintiffs should be bound by a trial on liability unless they opt-out with good cause. The Court also ruled that liability and damages should be largely or entirely tried separately, meaning that common questions of law and fact regarding liability would be decided first, and a majority or all of the damages phase will occur separately following the liability phase of trial. The individual plaintiffs filed a motion for reconsideration of the opt-out portion of this order, which is currently before the Court.
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
In May 2024, final amendments to the CCR Rule were published, widening its scope to include legacy CCR surface impoundments at inactive facilities and previously exempt areas where CCR was placed directly on land at CCR-regulated facilities, including areas of beneficial use.
As a requirement of the CCR Rule, utilities must complete facility evaluations and groundwater sampling around their subject landfills, surface impoundments and certain other areas where coal ash was placed on land.
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
PSCo has also identified coal ash that is expected to be required to be removed from certain closed coal-fueled generating facilities at estimated costs totaling approximately $40 million. Asset retirement obligations have been recorded, with the costs expected to be recoverable through regulatory mechanisms.

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
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$21	$23
Other operating leases (a)	4	5
Total operating lease expense (b)	$25	$28
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	4	4
Total finance lease expense	$5	$5
(a)Includes immaterial short-term lease expense for both 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Operating leases
PPA capacity payments	$62	$68
Other operating leases (a)	14	15
Total operating lease expense (b)	$76	$83
Finance leases
Amortization of ROU assets	$3	$2
Interest expense on lease liability	11	12
Total finance lease expense	$14	$14
(a)Includes immaterial short-term lease expense for both 2024 and 2023.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating and finance leases as of Sept. 30, 2024:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$295	$46	$341	$405
Interest component of obligation	(25)	(5)	(30)	(293)
Present value of minimum obligation	$270	$41	311	112
Less current portion			(96)	(3)
Noncurrent operating and finance lease liabilities			$215	$109
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
PSCo had approximately 1,207 MW of capacity under long-term PPAs at both Sept. 30, 2024 and Dec. 31, 2023, with entities that have been determined to be VIEs. These agreements have expiration dates through 2032.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended Sept. 30, 2024			Three Months Ended Sept. 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at July 1	$(18)	$(1)	$(19)	$(20)	$(1)	$(21)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	—	—	—	1	—	1
Amortization of net actuarial loss (b)	—	—	—	—	(1)	(1)
Net current period other comprehensive income	—	—	—	1	(1)	—
Accumulated other comprehensive loss at Sept. 30	$(18)	$(1)	$(19)	$(19)	$(2)	$(21)

	Nine Months Ended Sept. 30, 2024			Nine Months Ended Sept. 30, 2023
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19)	$(1)	$(20)	$(20)	$(2)	$(22)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at Sept. 30	$(18)	$(1)	$(19)	$(19)	$(2)	$(21)
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
PSCo’s segment information:

	Three Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues	$1,128	$1,113
Net income	275	247
Regulated Natural Gas
Total revenues	$165	$165
Net loss	(29)	(16)
All Other
Total revenues (a)	$8	$12
Net income (loss)	10	(2)
Consolidated Total
Total revenues (a)	$1,301	$1,290
Net income	256	229
(a)Total revenues include $2 million and $1 million of other affiliate revenue for the three months ended Sept. 30, 2024 and 2023, respectively

	Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023
Regulated Electric
Total revenues	$2,942	$2,877
Net income	517	449
Regulated Natural Gas
Total revenues	$1,022	$1,247
Net income	59	81
All Other
Total revenues (a)	$29	$41
Net income	18	6
Consolidated Total
Total revenues (a)	$3,993	$4,165
Net income	594	536
(a)Total revenues include $4 million and $3 million of other affiliate revenue for the nine months ended Sept. 30, 2024 and 2023.

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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2024	2023	2024	2023
GAAP net income	$256	$229	$594	$536
Loss on Comanche Unit 3 litigation	—	34	—	34
Less: tax effect of adjustment	—	(8)	—	(8)
Ongoing earnings	$256	$255	$594	$562
Comanche Unit 3 Litigation — As a result of an Oct. 25, 2023 jury verdict in Denver County District Court awarding CORE lost power damages and other costs, PSCo recognized a $34 million loss for the matter in the third quarter of 2023. Given the non-recurring nature of this specific item, it has been excluded from ongoing earnings.

Results of Operations
PSCo’s GAAP net income was $594 million for the nine months ended Sept. 30, 2024 compared with $536 million for the prior year. Ongoing net income was $594 million for the nine months ended Sept. 30, 2024 compared with $562 million for the prior year. The change in ongoing earnings was driven by higher recovery of electric infrastructure investments, which was partially offset by increased interest charges, depreciation and O&M expenses.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2024 vs. 2023
Regulatory rate outcomes	$74
Non-fuel riders	56
Estimated impact of weather	27
Conservation and demand side management (offset in expense)	26
Recovery of lower cost of electric fuel and purchased power	(95)
Wholesale generation revenues	(6)
PTCs flowed back to customers (offset by lower ETR)	(2)
Other, net	(15)
Total increase	$65
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2024 vs. 2023
Recovery of lower cost of natural gas	$(205)
Estimated impact of weather	(31)
Retail sales growth	5
Other, net	6
Total decrease	$(225)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $92 million year-to-date. The decrease is primarily due to lower commodity prices and timing of fuel recovery mechanisms, partially offset by increased volume.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $207 million year-to-date. The decrease is primarily due to lower commodity prices and volumes, partially offset by timing of fuel recovery.

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $54 million year-to-date. The increase was primarily due to operational activities (generation maintenance, damage prevention, storm response and wildfire mitigation).
Depreciation and Amortization — Depreciation and amortization expense increased $47 million year-to-date. The increase was primarily due to system expansion.
Other income, net — Other income increased $35 million year-to-date, largely due to interest income.
Interest Charges — Interest charges increased $51 million year-to-date, largely due to increased long-term debt levels and higher interest rates.

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
Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2024, PSCo, filed a request with the CPUC seeking an increase to retail natural gas rates of $171 million (9.5%). The request was based on a 10.25% ROE, an equity ratio of 55%, a 2023 test year and a $4.2 billion year-end rate base.
In October 2024, the CPUC issued an order including the following key decisions:
•Use of a historic 2023 test year, with a 13-month average rate base.
•Weighted-average cost of capital of 7.0%, based on an ROE range of 9.2%-9.5% and an equity ratio range of 52%-55%.
•Acceleration of $15 million per year of depreciation expense (incremental to PSCo’s original rate request), to be held in an external trust for future decommissioning costs.
•Modifications to recoverability of certain operating expenses.
•Denial of PSCo’s decoupling proposal.
Based on the CPUC order, PSCo estimates an annual revenue increase of approximately $130 million, inclusive of $15 million of accelerated depreciation, with rates expected to be effective Nov. 5, 2024.
Colorado Resource Plan — In December 2023, the CPUC approved a portfolio of 5,835 MW, which includes approximately 3,100 MW of company owned resources and 2,700 MW of PPAs.
In December 2023, the CPUC approved two PIMs associated with the generation projects in the portfolio, including a PIM related to capital construction costs and another related to ongoing levelized energy costs. These PIMs will be further defined in related proceedings throughout 2024. In September 2024, PSCo filed a proposed framework for CPUC review of pricing adjustments for both company owned and PPA resources to enable delivery of the approved portfolio in light of supply chain and geopolitical developments. A decision is expected in the fourth quarter of 2024.
PSCo filed or expects to file generation and transmission CPCNs throughout 2024 and early 2025.
2024 Colorado Electric Resource Plan — In October 2024, PSCo filed its electric resource plan, known as the Just Transition Solicitation, with the CPUC. The filing reflects the expected growth on the system, the generation resources needed to meet the projected growth and the future evaluation of competitive bids for new generation resources.
•The plan reflects a base sales forecast with 7% compound annual sales growth through 2031.
•The plan also presents a low sales forecast with a 3% compound annual sales growth through 2031.
•The resource plan includes forecasted need of 5-14 GW of new generation capacity through 2031, including renewables and firm dispatchable resources to meet the two different scenarios. The acquisitions of generation resources will be determined through a competitive solicitation after the CPUC determines the portfolio. The table below summarizes two of the proposed portfolios based on the different sales scenarios:

(Megawatts)	Base Plan	Low Load
Wind	7,250	2,800
Solar	3,077	1,200
Natural gas combustion turbine	1,575	1,400
Storage (long duration)	1,600	—
Other storage	450	—
Total	13,952	5,400
A CPUC decision on the resource plan is expected by the fall of 2025 (Phase I) with the competitive solicitation for resource additions expected in early 2026.
Wildfire Mitigation Plan — In June 2024, PSCo filed an updated WMP and request for recovery of costs covering the years 2025 to 2027 with the CPUC. The estimated total cost for this plan is approximately $1.9 billion. A CPUC decision is expected in the third quarter of 2025.
The WMP is a key component of keeping our customers and communities safe while providing reliable and affordable electric service. The WMP integrates industry experience; incorporates evolving risk assessment methodologies; adds new technology; and expands the scope, pace and scale of our work to reduce wildfire risk in a comprehensive and efficient manner under four core programs that include the following:
•Situational awareness — Meteorology, area risk mapping and modeling, artificial intelligence cameras and continuous monitoring.
•Operational mitigations – Enhanced powerline safety settings and PSPS.
•System resiliency — Asset assessment and remediations, pole replacements, line rebuilds, targeted undergrounding and vegetation management.
•Customer support — Coordination and real-time data sharing with customers and other stakeholders and PSPS resiliency rebates.

The CPUC requested that PSCo file supplemental testimony including the impacts of potential securitization of the proposed wildfire mitigation plan investments. Total capital investments and O&M expenses associated with the proposed plan are estimated at the following:

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
The procedural schedule is as follows:
•Answer testimony: Feb. 14, 2025
•Rebuttal testimony: March 21, 2025
•Settlement deadline: April 11, 2025
•Hearing: May 5-15, 2025
•Decision deadline: Aug. 28, 2025
CPUC Proactive Line De-Energization Investigation — In April 2024, PSCo proactively de-energized certain lines in Colorado due to winds that were over 90 miles per hour to reduce potential wildfire risk.
The CPUC opened a docket related to the proactive de-energizing of power lines to evaluate potential improvements to the process. The CPUC plans to continue evaluation of PSCo’s policies for proactive line de-energizations through its ongoing review of the 2025-2027 wildfire mitigation plan and, in the interim, will require PSCo to file additional information to the CPUC, hold work sessions with emergency responders, test customer communication protocols, and provide monthly progress updates to the CPUC.
Colorado Senate Bill 23-291 — In May 2023, Colorado Senate Bill 23-291 was signed into law. The bill includes a number of topics including natural gas and electric fuel incentive mechanisms, natural gas planning rules, regulatory filing requirements, and non-recovery of certain expenses (e.g., certain organizational or membership dues, tax penalties or fines).
In November 2023, the CPUC approved PSCo’s natural gas price risk plan to manage customer bill volatility from commodity price changes, establishing upper and lower limits for changes in the gas cost adjustment rate. As a result, costs above the upper limit are deferred for future recovery, with interest, and costs below the lower limit deferred as a reserve against future cost increases.
The legislation also calls for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers by Jan. 1, 2025. In September 2024, the CPUC issued a recommended decision in adopting rules to implement a natural gas PIM prior to Jan. 1, 2025. Per the recommended decision, natural gas costs incurred will be compared to the prior year to determine any incentive/penalty. In October 2024, PSCo filed targeted exceptions. A final decision is expected in fourth quarter of 2024.
In October 2024, the CPUC also issued a proposed PIM for electric utilities. Similar to the natural gas PIM, it would determine any incentive/penalty by comparing the year-over-year change in the price of natural gas procured for electric generation. PSCo filed comments in October 2024 and a hearing is expected to occur in November 2024. A CPUC decision is expected by the end of 2024.
Colorado Senate Bill 24-218 — In May 2024, Colorado Senate Bill 24-218 was signed into law. The bill includes a suite of policy changes to accelerate investment in electric distribution, including a framework to develop distribution planning and performance requirements and the opportunity for current cost recovery through a rider for distribution investments. In July 2024, the CPUC approved PSCo’s request to collect $17 million through a rider, over the remainder of 2024, subject to true-up, associated with forecasted capital investments covered by the new legislation. PSCo expects to file an updated 2025 rider in November 2024.
Cabin Creek Prudency Review — In 2015, the CPUC granted a CPCN for an $88 million upgrade project to increase the generating and storage capacity of the Cabin Creek hydroelectric storage facility, which anticipated project completion in 2020. Due to significant and unforeseen challenges, the project was not completed until 2023 and cost approximately $110 million. In July 2024, PSCo filed a prudency review for the upgrade project, which reviews the project’s timelines, costs, benefits and challenges.
Procedural schedule:
•Answer testimony: Feb. 3, 2025
•Rebuttal testimony: March 14, 2025
•Settlement testimony: April 4, 2025
•Hearing: April 17-18, 2025
•Statements of position: May 9, 2025
A final CPUC decision is expected in the second quarter of 2025.
Excess Liability Insurance Deferral — In August 2024, PSCo filed a request with the CPUC to establish a tracker to defer differences in excess liability insurance premiums after the October 2024 policy renewal (reflecting significantly rising premiums, largely associated with wildfire risks throughout the United States) and amounts currently recovered. In October 2024, the CPUC approved an accelerated procedural schedule which is as follows:
•Rebuttal testimony: Nov. 1, 2024
•Settlement deadline: Nov. 12, 2024
•Hearing: Nov. 21, 2024
•Target decision date: Dec. 31, 2024
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
Tariffs and Trade Complaints
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells from Cambodia, Malaysia, Thailand and Vietnam, whether or not assembled into modules.
In October 2024, the U.S. Department of Commerce announced its preliminary determination in the countervailing duty circumvention investigation, which is not expected to impact PSCo projects. A preliminary decision related to the anti-dumping portion of the matter is anticipated in November 2024.
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
Excess Liability Insurance Coverage
PSCo maintains excess liability coverage, which is intended to insure against liability to third parties. During 2024, Xcel Energy had approximately $600 million of excess liability coverage; including $520 million of wildfire coverage with an annual premium assigned to PSCo of approximately $13 million. Examples of claims paid under this policy include property damage or bodily injury to members of the public caused by PSCo’s employees, equipment or facilities. The increased wildfire liability risk and claims are driving a significant increase of premiums and reductions in insurance coverage in the excess liability markets, especially in the western United States. In October 2024, Xcel Energy renewed its excess liability coverage and now has $450 million of total coverage, including $300 million of wildfire coverage. The annual premium for this excess liability insurance assigned to PSCo is approximately $50 million. PSCo is seeking to recover these increased costs through a deferral request with the CPUC.

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
In June 2024, the EPA finalized a rule that designated certain PFAS as hazardous substances under CERCLA. In July 2024, the EPA finalized another rule that set enforceable drinking water standards for certain PFAS.
Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, PSCo believes the costs will be recoverable through rates based on prior state commission practices.
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

Public Service Company of Colorado

10/31/2024	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)