Form 10-K
period 2024-12-31
PUBLIC SERVICE CO OF COLORADO
filed 2025-02-27
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024 or

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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 27, 2025, 100 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2025 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 8, 2025. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NIST	National Institute of Standards and Technology
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
GCA	Gas cost adjustment
RES	Renewable energy standard

Other
AFUDC	Allowance for funds used during construction
ARO	Asset retirement obligation
ARRR	Application for rehearing, reargument or reconsideration
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Accounting standards update
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CIG	Colorado Interstate Gas Company, LLC
CO2	Carbon dioxide
CORE	CORE Electric Cooperative
CWIP	Construction work in progress
CPCN	Certificate of public convenience and necessity

CSPV	Crystalline silicon photovoltaic
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
ISO	Independent system operator
ITC	Investment tax credit
MGP	Manufactured gas plant
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
ONES	Operations, Nuclear, Environmental and Safety
PIM	Performance incentive mechanism
PFAS	Per- and polyfluoroalkyl Substances
Post-65	Post-Medicare
PPA	Purchased power agreement
Pre-65	Pre-Medicare
PSPS	Public safety power shutoff
PTC	Production tax credit
REC	Renewable energy credit
ROE	Return on equity
ROU	Right-of-use
RTO	Regional transmission organization
S&P	Standard & Poor’s Global Ratings
SERP	Supplemental executive retirement plan
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VaR	Value at risk
VIE	Variable interest entity
WMP	Wildfire mitigation plan

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2024 (including risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Company Overview

Electric customers	1.6 million

FT. COLLINS
STERLING
GREELEY
ESTES PARK
BRUSH
BOULDER
DENVER
VAIL
RIFLE
CARBONDALE
LEADVILLE
GRAND JUNCTION
PUEBLO
ALAMOSA
25
76
70

PSCo was incorporated in 1924 under the laws of Colorado. PSCo conducts business in Colorado and generates, purchases, transmits, distributes and sells electricity in addition to purchasing, transporting, distributing and selling natural gas to retail customers and transporting customer-owned natural gas.

Natural gas customers	1.5 million
Total assets	$26.6 billion
Rate Base (estimated)	$19.3 billion
GAAP ROE	7.63%
Electric generating capacity (owned)	6,203 MW
Gas storage capacity	32.1 Bcf
Electric transmission lines (conductor miles)	25,000 miles
Electric distribution lines (conductor miles)	82,000 miles
Natural gas transmission lines	2,000 miles
Natural gas distribution lines	24,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. PSCo had electric sales volume of 34,579 (millions of KWh), 1.6 million customers and electric revenues of $3,790 million for 2024.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	28%	86%	36%
C&I	53	11	46
Other	19	3	18
Retail Sales/Revenue Statistics (a)

	2024		2023
KWH sales per retail customer	17,767		17,781
Revenue per retail customer	$1,984		$2,006
Residential revenue per KWh	13.82	¢	13.69	¢
C&I revenue per KWh	9.61	¢	9.90	¢
Total retail revenue per KWh	11.17	¢	11.28	¢
(a)See Note 6 to the consolidated financial statements for further information.

Owned and Purchased Energy Generation — 2024
Electric Energy Sources
Total electric energy generation by source for the year ended Dec. 31:

2024 Energy Mix – PSCo

45%
carbon free

Coal	21%
Natural Gas	34%
Wind	35%
Solar	9%
Other Carbon Free	1%
Other	<1%

100
80
60
40
20
0
Million Tons Carbon Dioxide Emissions
57% REDUCTION
33.9
14.5
2005
2024

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

2024		2023
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
2	1,059	2	1,059
PPAs — Number of PPAs with capacity range:

2024		2023
PPAs	Range (MW)	PPAs	Range (MW)
16	23 — 301	17	23 — 301
Current contracted wind capacity for PPAs was 2,996 MW and 3,026 MW in 2024 and 2023, respectively.
In 2024, the average cost of wind energy was $4 per MWh for owned generation and $43 per MWh under existing PPAs. In 2023, the average cost of wind energy was $7 per MWh for owned generation and $42 per MWh under existing PPAs. The cost of owned wind includes the impact of PTCs.

PSCo anticipates development of approximately 1,850 MW of wind generation resources (1,550 MW company owned, 300 MW as PPAs), as part of the Colorado Resource Plan.
Solar
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	1,031
Utility-Scale (a)	1,530
Total	2,561
(a)Includes battery storage capacity of 225 MW.
The average cost of solar energy under existing distributed and utility-scale generation PPAs was $31 per MWh and $34 per MWh in 2024 and 2023, respectively.
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
See Item 2 — Properties for further information.
Coal
PSCo owns and operates coal units with approximately 1,650 MW of total 2024 net summer dependable capacity, which provided 21% of the PSCo energy mix in 2024.
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2025	Comanche 2	330
2025	Craig 1	42	(a)
2025	Pawnee (b)	505
2027	Hayden 2	98	(a)
2028	Hayden 1	135	(a)
2028	Craig 2	40	(a)
2030	Comanche 3	500	(a)
(a)Based on PSCo’s ownership interest.
(b)Reflects planned conversion from coal to natural gas.
Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Coal
	Cost	Percent
2024	$1.91	44%
2023	1.57	54

Natural Gas
PSCo has seven natural gas plants with approximately 3,300 MW of total 2024 net summer dependable capacity, which provided 34% of the PSCo energy mix in 2024.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Natural Gas
	Cost	Percent
2024	$2.77	56%
2023	3.06	46
PSCo anticipates development of approximately 950 MW of company owned natural gas generation as part of the Colorado Resource Plan to help ensure resiliency and reliability, in addition to converting Pawnee to gas in 2025.
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

2024		2023
MW	Date	MW	Date
7,084	Aug. 1	6,909	July 24
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
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. PSCo has a vast distribution network, owning and operating approximately 81,000 conductor miles of distribution lines across our service territory.
See Item 2 - Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. PSCo had natural gas deliveries of 279,316 (thousands of MMBtu), 1.5 million customers and natural gas revenues of $1,443 million for 2024.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	34%	93%	62%
C&I	16	7	26
Transportation and other	50	<1	12
Sales/Revenue Statistics (a)

	2024	2023
MMBtu sales per retail customer	93	101
Revenue per retail customer	$853	$1,061
Residential revenue per MMBtu	9.57	10.97
C&I revenue per MMBtu	8.31	9.66
Transportation and other revenue per MMBtu	0.98	0.95
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible.
Maximum daily output (firm and interruptible) and occurrence date:

2024		2023
MMBtu	Date	MMBtu	Date
2,357,931	Jan.15	2,190,155	Jan. 30
Natural Gas Supply and Cost
PSCo seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decreases interruption, financial risks and customer rates. In addition, PSCo conducts natural gas price hedging activities approved by its state’s commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2024	2023
$3.36	$4.91
PSCo has natural gas supply transportation and storage agreements that include obligations for purchase and/or delivery of specified volumes or to make payments in lieu of delivery.

General
General Economic Conditions
Economic conditions may have a material impact on PSCo’s operating results. Management cannot predict the impact of fluctuating energy or commodity prices, pandemics, terrorist activity, war or the threat of war. We could experience a material impact to our results of operations, future growth or ability to raise capital resulting from a sustained general slowdown in economic growth or a significant increase in interest rates or inflation.
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
The FERC has continued to promote competitive wholesale markets through open access transmission and other means. PSCo’s wholesale customers can purchase energy from other generation resources and transmission services from other service providers to serve their native load.
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
There are significant environmental regulations to encourage use of clean energy technologies and regulate emissions of GHGs. PSCo has undertaken numerous initiatives to meet current requirements and prepare for potential future regulations, reduce GHG emissions and respond to state renewable and energy efficiency goals. Future environmental regulations may result in substantial costs. However, costs to comply with past environmental regulations have largely been recoverable through rates.
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
Emerging Contaminants of Concern
PFAS are man-made chemicals that are widely used in consumer products and can persist and bio-accumulate in the environment. Xcel Energy does not manufacture PFAS, but because PFAS are so ubiquitous in products and the environment, it may impact our operations.
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

Employees
As of Dec. 31, 2024, PSCo had 2,298 full-time employees and nine part-time employees, of which 1,783 were covered under collective-bargaining agreements.

ITEM 1A — RISK FACTORS
Xcel Energy, which includes PSCo, is subject to a variety of risks, many of which are beyond our control. Risks that may adversely affect the business, financial condition, results of operations or cash flows are described below. Although the risks are organized by heading, and each risk is described separately, many of the risks are interrelated. These risks should be carefully considered together with the other information set forth in this report and future reports that PSCo files with the SEC.
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
Our natural gas transmission and distribution activities include inherent hazards and operating risks, such as leaks, explosions, outages and mechanical problems. Our electric generation, transmission and distribution activities include inherent hazards and operating risks such as contact, fire and outages. These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses to customers, the public, employees, or third-party contractors. We maintain insurance against most, but not all, of these risks and losses.
The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows as well as potential reputational impact.
Other uncertainties and risks inherent in operating and maintaining PSCo's facilities include, but are not limited to:
•Risks associated with facility start-up operations, such as whether the facility will achieve projected operating performance on schedule and otherwise as planned.
•Failures in the availability, acquisition or transportation of fuel or other supplies.
•Impact of adverse weather conditions and natural disasters, including, wildfires, tornadoes, avalanches, icing events, floods, high winds, droughts and the availability or changes to wind patterns.
•Performance below expected or contracted levels of output or efficiency.
•Availability of replacement or new equipment.
•Availability of adequate water resources and ability to satisfy water intake and discharge requirements.
•Inability to identify, manage properly or mitigate equipment defects.
•Use of new or unproven technology.
•Inability to use information effectively given the rapidly increasing volume of data.
•Risks associated with dependence on a specific type of fuel or fuel source, such as commodity price risk, availability of adequate fuel supply and transportation and lack of available alternative fuel sources.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
•Increased costs due to aging infrastructure.

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
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant generation, transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
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
Climate change can create physical and financial risk. Physical risks include changes in weather conditions and extreme weather events. Our customers’ energy needs vary with weather. To the extent weather conditions are affected by climate change, customers’ energy use could increase or decrease. Increased energy use due to weather changes over the long-term may require us to invest in generating assets, transmission and infrastructure. Decreased energy use due to weather changes may result in decreased revenues.
Severe weather impacts our service territories, primarily when thunderstorms, flooding, tornadoes, wildfires, snow, ice storms or extreme temperatures (high heating/cooling days) occur. Extreme weather conditions in general require system backup and can contribute to increased system stress, including service interruptions. Extreme weather conditions creating high energy demand may raise electricity prices, increasing the cost of energy we provide to our customers.
To the extent the frequency of extreme weather events increases, this could increase our cost of providing service and result in more frequent service interruptions. Periods of extreme temperatures could also impact our ability to meet demand.
Drought or water depletion could adversely impact our ability to provide electricity to customers, cause early retirement of power plants that require water or increase the cost for energy.
Adverse events may result in increased insurance costs and/or decreased insurance availability. We may not recover all costs related to mitigating these physical and financial risks.
Our utilities have physical and financial risks associated with wildfires.
In recent years, wildfires have impacted the utility industry. More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other factors have increased the duration of the wildfire season and the potential impact of an event. Also, the expansion of the wildland urban interface increases the wildfire risk to surrounding communities and PSCo's electric and natural gas infrastructure. Wildfires could jeopardize PSCo’s electric and gas infrastructure and third-party property and result in temporary power outages or shortages in our service territories.
We have programs in place to mitigate the physical and financial risks associated with wildfires; however, PSCo’s wildfire mitigation initiatives may not be successful or effective in preventing or reducing wildfire-related losses. Wildfires can occur even when PSCo follows its procedures and implements its wildfire mitigation initiatives.

Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, increased costs of insurance, or ability for insurers to meet their obligations, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
While we carry liability insurance, given an extreme event, if PSCo was found to be liable for wildfire damages, amounts could potentially exceed our coverage and negatively impact our results of operations, financial condition or cash flows.
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
We rely on third-party contractors to perform operations, maintenance and construction work. Our contractual arrangements with these contractors typically include performance and safety standards, progress payments, insurance requirements and security for performance. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery and our reputation and could introduce financial risk or risks of fines.
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

Financial Risks
Our profitability depends on our ability to recover costs, and changes in regulation may impair our ability to recover costs from our customers.
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
Higher than expected inflation, shortages of skilled labor, tariffs or federal policies may increase costs of construction and operations. Also, rising fuel costs could increase prices to consumers, all of which could increase the risk that we will not be able to fully recover their costs from our customers.
Adverse regulatory rulings (including changes in recovery mechanisms) or the imposition of additional regulations could negatively impact our results of operations, financial condition or cash flows.
Any reductions in our credit ratings could increase our financing costs and the cost of maintaining certain contractual relationships.
Our credit ratings are subject to change, and our credit ratings may be lowered or withdrawn by a rating agency. Significant events including disallowance of costs, use of historic test years, elimination of riders or interim rates, increasing depreciation lives, lower returns on equity, changes to equity ratios, impacts of tax policy and unfavorable litigation outcomes may impact our cash flows and credit metrics, potentially resulting in a change in our credit ratings. In addition, our credit ratings may change as a result of the differing methodologies or change in the methodologies used by the various rating agencies.
Any credit ratings downgrade could lead to higher borrowing costs or lower proceeds from equity issuances. It could also impact our ability to access capital markets. Also, we may enter into contracts that require posting of collateral or settlement if credit ratings fall below investment grade. The credit rating agencies may change their assessment or our regulatory or business risk, such as with the increase of climate events, which could negatively impact our credit ratings.
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
We are subject to credit risks.
Credit risk includes the risk that our customers will not pay their bills, which may lead to a reduction in our cash flows and liquidity and an increase in bad debt expense. Credit risk is comprised of numerous factors including the price of products and services provided, the overall economy and unemployment rates.
Credit risk also includes the risk that counterparties that owe us money or product will become insolvent and may breach their obligations. Should the counterparties fail to perform, we may be forced to enter into alternative arrangements. In that event, our financial results could be adversely affected and we may incur losses. This could be particularly impactful for long-lead time equipment contracts that require significant deposits and milestone payments, for items that may be difficult to procure elsewhere in the event of non-performance.
We may have direct credit exposure in our short-term wholesale and commodity trading activity to financial institutions trading for their own accounts or issuing collateral support on behalf of other counterparties. We may also have some indirect credit exposure due to participation in organized markets, (e.g., SPP and California ISO), in which any credit losses are socialized to all market participants.
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
As of Dec. 31, 2024, Xcel Energy Inc. and its utility subsidiaries had approximately $27.3 billion of long-term debt and $1.8 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.

Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2024, Xcel Energy had the following guarantees outstanding:
•$951 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$29 million for performance on operating lease agreements, with $29 million of exposure.
•$93 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
Also, the payout of a significant percentage of pension plan liabilities in a single year, due to high numbers of retirements or employees leaving PSCo, would trigger settlement accounting and could require PSCo to recognize incremental pension expense related to unrecognized plan losses in the year liabilities are paid. Changes in industry standards utilized in key assumptions (e.g., mortality tables) could have a significant impact on future obligations and benefit costs.
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
PSCo collects estimated federal, state and local tax payments through their regulated rates. Changes to federal tax law may benefit or adversely affect our earnings and customer costs. Tax depreciable lives and the value/availability of various tax credits or the timeliness of their utilization may impact the economics or selection of resources. If tax rates are increased, there could be timing delays before regulated rates provide for recovery of such tax increases in revenues. In addition, certain IRS tax policies such as tax normalization may impact our ability to economically deliver certain types of resources relative to market prices. Changes to the availability of tax credit transferability could impact our cash flows and the cost of certain types of resources.
Macroeconomic Risks
Economic conditions impact our business.
Our operations are affected by economic conditions, which correlates to customers/sales growth (decline). Economic conditions may be impacted by recessionary factors, rising interest rates, inflation, the impacts of federal policy and insufficient financial sector liquidity leading to potential increased unemployment, which may impact customers’ ability to pay their bills which could lead to additional bad debt expense.
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
The oil and gas industry represents our largest C&I customer base. Oil and natural gas prices are sensitive to market risk factors which may impact demand.
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
The utility industry has been the target of several attacks on operational systems and has seen an increased volume and sophistication of cybersecurity incidents from international activist organizations, other countries and individuals. We expect to continue to experience attempts to compromise our information technology and control systems, network infrastructure and other assets. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations.
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
In 2015, the United Nations Framework Convention on Climate Change reached consensus among 190 nations on an agreement (the Paris Agreement) that establishes a framework for GHG mitigation actions by all countries, with a goal of holding the increase in global average temperature to below 2º Celsius above pre-industrial levels and an aspiration to limit the increase to 1.5º Celsius. Although the United States has withdrawn from the Paris Agreement, many states and localities continue to pursue their own climate policies which could result in future additional GHG reductions.
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
We are subject to mandates to provide customers with clean energy, renewable energy and energy conservation offerings. It could have a material effect on our results of operations, financial condition or cash flows if our regulators do not allow us to recover the cost of capital investment or O&M costs incurred to comply with the requirements. Additionally, the impact of environmental laws and regulations may impact the economic health of consumers through higher prices of energy and purchased goods.
While we establish strategies and expectations related to climate change and other environmental matters, our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
In addition, existing environmental laws or regulations may be revised and new laws or regulations may be adopted. We may also incur additional unanticipated obligations or liabilities under existing environmental laws and regulations.

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
The Company has a security risk program in place to identify, assess, manage and report material risks from cybersecurity incidents. As a utility provider, Xcel Energy complies with reliability standards imposed by NERC, including critical infrastructure protection standards related to both cybersecurity and physical security. These standards imposed by NERC, in alignment with the NIST Cybersecurity Framework, are the basis for which Xcel Energy has designed the cybersecurity control framework within its security risk program.
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
Xcel Energy’s cybersecurity policies, standards, practices, annual cybersecurity training content and readiness are regularly assessed by third-party consultants. These partners are engaged to perform independent penetration testing and other security related services to assist in the prevention, detection, monitoring, mitigation and remediation of cybersecurity incidents and risks. The results of these assessments are communicated to management and the Board of Directors by the Chief Security Officer.
Xcel Energy employs a comprehensive risk based approach to assess the magnitude and significance of a vendor’s risk to the Company. Certain third-party service providers are subject to vendor security risk assessments at the time of integration, contract execution/renewal, and upon detection of any increase in risk profile. Xcel Energy uses a variety of inputs in such risk assessments, including information supplied by providers and third parties (including information analysis centers that share daily threat intelligence and improve organizational agility associated with management of cybersecurity risks). In addition, the Company requires certain third-party service providers to meet appropriate security requirements, controls and responsibilities. The Company deploys periodic monitoring activities to assess compliance with our cybersecurity control framework and investigates security incidents that have impacted our third-party service providers as appropriate.
Management has assigned responsibility for the security risk program to the Chief Security Officer who has multiple years of experience in the Defense Industrial Base. The Chief Security Officer is informed about and monitors prevention, detection, mitigation and remediation efforts through a team of security professionals, many of whom are Certified Information Systems Security Professionals, Certified Information Security Managers or have received other cybersecurity certifications. The team has extensive experience selecting, deploying and operating cybersecurity technologies, initiatives and processes that aid in preventing, remediating and mitigating known and unknown security threats.
The Chief Security Officer or members of management brief the Board on routine and regular cybersecurity risk and threat updates, typically on an annual basis. In the event of a significant threat or incident, management and the Chief Security Officer leverage Xcel Energy’s incident response processes to assess impacts and resolve incidents. When a significant cybersecurity incident occurs, management communicates with the Board of Directors and relevant committees.
The Board of Directors oversees the risks associated with cybersecurity and the physical security of our assets, with information security matters being discussed at board meetings as well as at the ONES and Audit Committee meetings throughout the year.
While the ONES Committee has primary committee responsibility for cybersecurity due to the operational issues involved, the Board of Directors has determined that the topic is of sufficient importance to warrant this comprehensive oversight approach. Augmenting such oversight efforts, the enterprise has the ability to notify and update the Board of Directors in the event of a possible crisis situation.
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations. As of Feb. 27, 2025 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of PSCo is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2024	Fuel	Installed	MW (a)
Steam:
Comanche-Pueblo, CO
Unit 2	Coal	1975	330
Unit 3	Coal	2010	500	(b)
Craig-Craig, CO, 2 Units	Coal	1979 - 1980	82	(c)
Hayden-Hayden, CO, 2 Units	Coal	1965 - 1976	233	(d)
Pawnee-Brush, CO, 1 Unit	Coal	1981	505
Cherokee-Denver, CO, 1 Unit	Natural Gas	1968	310
Combustion Turbine:
Blue Spruce-Aurora, CO, 2 Units	Natural Gas	2003	264
Cherokee-Denver, CO, 3 Units	Natural Gas	2015	576
Fort St. Vrain-Platteville, CO, 6 Units	Natural Gas	1972 - 2009	1,022
Manchief, CO, 2 Units .	Natural Gas	2000	250
Rocky Mountain-Keenesburg, CO, 3 Units	Natural Gas	2004	592
Valmont-Boulder, CO, 3 units	Natural Gas	1973 - 2001	119
Various locations, 5 Units	Natural Gas	Various	128
Hydro:
Cabin Creek-Georgetown, CO
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 6 Units	Hydro	Various	23
Wind:
Rush Creek, CO, 300 units	Wind	2018	582	(e)
Cheyenne Ridge, CO, 229 units	Wind	2020	477	(e)
		Total	6,203
(a)Summer 2024 net dependable capacity. Wind is presented as net maximum capacity.
(b)Based on PSCo’s ownership of 67%.
(c)Based on PSCo’s ownership of 10%.
(d)Based on PSCo’s ownership of 76% of Unit 1 and 37% of Unit 2.
(e)Net maximum capacity is attainable only when wind conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2024, PSCo’s wind facilities had a weighted-average capacity factor of 44%.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2024:

Conductor Miles
Transmission
345 KV	5,421
230 KV	12,280
138 KV	92
115 KV	5,015
Less than 115 KV	1,796
Total Transmission	24,604

Distribution
Less than 115 KV	81,589

Total	106,193
PSCo had 235 electric utility transmission and distribution substations at Dec. 31, 2024.
Natural gas utility mains at Dec. 31, 2024:

Miles
Transmission	1,998
Distribution	24,112

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PSCo is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the consolidated financial statements for further information.
The dividends declared during 2024 and 2023 were as follows:

(Millions of Dollars)	2024	2023
First quarter	$164	$183
Second quarter	106	189
Third quarter	164	161
Fourth quarter	200	72

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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2024	2023
GAAP net income	$782	$695
Loss on Comanche Unit 3 litigation	—	35
Workforce reduction expenses	—	20
Less: tax effect of adjustment	—	(13)
Ongoing earnings	$782	$737
Comanche Unit 3 Litigation — In the third quarter of 2023, PSCo recognized a $34 million charge as a result of a jury verdict in Denver County District Court awarding CORE Electric Cooperative lost power damages and other costs.
Workforce Reduction — In 2023, Xcel Energy implemented workforce actions to align resources and investments with our evolving business and customer needs and streamline the organization for long-term success. Xcel Energy initiated a Voluntary Retirement Program, under which approximately 400 eligible non-bargaining employees retired. Xcel Energy also eliminated approximately 150 non-bargaining employees through an involuntary severance program.
Total Xcel Energy workforce reduction expenses of $72 million were recorded in the fourth quarter of 2023, of which $20 million was attributable to PSCo.

Results of Operations
2024 Comparison to 2023
PSCo’s GAAP net income was $782 million for 2024, compared to $695 million for 2023. Ongoing net income was $782 million for 2024, compared to $737 million for 2023. Higher ongoing earnings primarily reflects higher recovery of electric and natural gas infrastructure investments which was partially offset by increased depreciation, O&M expenses and interest charges.
Electric Revenues
Electric revenues are impacted by changing sales, fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	2024 vs. 2023
Regulatory rate outcomes	$74
Non-fuel riders	72
Conservation and DSM (offset in expense)	41
Estimated impact of weather	26
Recovery of lower cost of electric fuel and purchased power	(122)
Wholesale generation revenues	(16)
PTCs flowed back to customers (offset by lower ETR)	(11)
Other, net	(5)
Total increase	$59
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	2024 vs. 2023
Recovery of lower cost of natural gas	$(300)
Estimated impact of weather	(33)
Regulatory rate outcomes	31
Other, net	11
Total decrease	$(291)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $98 million in 2024. The decrease is due to lower commodity prices and timing of fuel recovery mechanisms, partially offset by increased volume.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $310 million in 2024. The decrease is primarily due to lower commodity prices and volumes.

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $61 million in 2024. The increase was primarily due to operational activities, including generation maintenance, wildfire mitigation and storm response.
Depreciation and Amortization — Depreciation and amortization increased $69 million in 2024. The increase was primarily due to system expansion.
Other income, net — Other income increased $39 million in 2024. The increase was largely due to interest income earned on significant cash balances throughout the year.
Interest Charges — Interest expenses increased $63 million in 2024. The increase was largely due to increased long-term debt levels and higher interest rates.

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

DOT	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
Colorado Energy Plan Adjustment	Recovers the early retirement costs of Comanche Units 1 and 2 to a maximum of 1% of the customer’s bill.
DSM Cost Adjustment	Recovers electric and gas DSM, interruptible service costs and performance incentives for achieving energy savings goals.
Electric Commodity Adjustment	Recovers fuel and purchased energy costs. Short-term sales margins are shared with customers. PTCs earned for owned wind generation are returned to customers.
Fuel Clause Adjustment
PSCo recovers fuel and purchased energy costs from wholesale electric customers through a fuel cost adjustment clause approved by the FERC. Wholesale customers pay production costs through a forecasted formula rate subject to true-up.

GCA	Recovers costs of purchased natural gas and transportation and is revised quarterly to allow for changes in natural gas rates.
Purchased Capacity Cost Adjustment	Recovers purchased capacity payments.
RES Adjustment	Recovers the incremental costs of compliance with the RES with a maximum of 1% of the customer’s bill.
Steam Cost Adjustment	Recovers fuel costs to operate the steam system. The Steam Cost Adjustment rate is revised quarterly.
Transmission Cost Adjustment	Recovers costs between rate cases for transmission projects that result in a net increase in capacity or are part of an approved wildfire mitigation plan. Distribution projects are recoverable for 2024 and 2025, subject to a cap of 0.5% and 1.25% of electric retail revenues, respectively.
Transportation Electrification Plan	Recovers costs associated with the investment in and adoption of transportation electrification infrastructure.
Pending and Recently Concluded Regulatory Proceedings
Colorado Natural Gas Rate Case — In January 2024, PSCo, filed a request with the CPUC seeking an increase to retail natural gas rates of $171 million (9.5%). The request was based on a 10.25% ROE, an equity ratio of 55%, a 2023 test year and a $4.2 billion year-end rate base.
In October 2024, as modified on ARRR in January 2025, the CPUC issued an order including the following key decisions:
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
•Denial of PSCo’s decoupling proposal.
PSCo placed new rates into effect in November, as modified on ARRR in February 2025, with an annual revenue increase of approximately $125 million, inclusive of $15 million of accelerated depreciation. The UCA filed a second ARRR in February 2025, which remains pending.
Colorado Resource Plan — In December 2023, the CPUC approved a portfolio of 5,835 MW, which includes approximately 3,100 MW of company owned resources and 2,700 MW of PPAs.
In December 2023, the CPUC approved a framework for two PIMs associated with the generation projects in the portfolio — a PIM related to capital construction costs and another related to ongoing levelized energy costs with details to be further defined via subsequent proceedings throughout 2024. In September 2024, PSCo filed a proposal for implementation of the PIMs. Intervenor testimony is due Feb. 27, 2025, with a final decision expected in summer 2025.

In September 2024, PSCo filed a proposed framework for CPUC review of pricing adjustments for both company owned and PPA resources to enable delivery of the approved portfolio in light of supply chain and geopolitical developments. In January 2025, the CPUC issued a decision granting limited potential pricing relief, subject to evaluation in future CPCN proceedings for company owned projects.
PSCo filed or expects to file generation and transmission CPCNs throughout 2024 and 2025.
2024 Colorado Electric Resource Plan — In October 2024, PSCo filed its electric resource plan with the CPUC. The filing reflects the expected growth on the system, the generation resources needed to meet the projected growth and the future evaluation of competitive bids for new generation resources.
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
•The resource plan includes forecasted need of 5-14 GW of new generation capacity through 2031, including renewables and firm dispatchable resources to meet the two different scenarios. The acquisitions of generation resources will be determined through a competitive solicitation after the CPUC determines the portfolio. The table below summarizes two of the proposed portfolios based on the different sales scenarios:

(MW)	Base Plan	Low Load
Wind	7,250	2,800
Solar	3,077	1,200
Natural gas combustion turbine	1,575	1,400
Storage (long duration)	1,600	—
Other storage	450	—
Total	13,952	5,400
The procedural schedule is as follows:
•Answer testimony: April 18, 2025
•Rebuttal testimony: May 23, 2025
•Settlement deadline: June 2, 2025
•Hearing: June 10-20, 2025
•Statements of position: July 14, 2025
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
In February 2025, six of the nine intervenors filed answer testimony in the proceeding. Intervenors provided a range of recommendations related to both the scope of proposed work and the cost recovery proposal.
The remaining procedural schedule is as follows:
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
In December 2024, the CPUC adopted final rules applicable to PSCo’s natural gas utility that would assign to the Company four percent of the change in the price per MMbtu of natural gas compared to the three-year average, subject to rolling 12-month cap based on a percentage of rate base, currently estimated at $7 million. The rules require PSCo to make a filing to implement the mechanism within sixty days of becoming effective, expected later in 2025.
In December 2024, the CPUC also adopted rules for electric utilities but did not adopt a specific PIM framework, which will be further considered through additional proceedings in 2025.
Colorado Senate Bill 24-218 — In May 2024, Colorado Senate Bill 24-218 was signed into law. The bill includes a suite of policy changes to accelerate investment in electric distribution, including a framework to develop distribution planning and performance requirements and the opportunity for current cost recovery through a rider for distribution investments. In July 2024 and December 2024, the CPUC approved PSCo’s request to collect $17 million and $48 million through a rider, over the remainder of 2024 and 2025, respectively, subject to true-up, associated with forecasted capital investments covered by the new legislation.

Excess Liability Insurance Deferral — In August 2024, PSCo filed a request with the CPUC to establish a tracker to defer differences in excess liability insurance premiums after the October 2024 policy renewal (reflecting significantly rising premiums of approximately $40 million, largely associated with wildfire risks throughout the United States) and amounts currently recovered. In January 2025, the CPUC approved a one-year deferral aligned with the current insurance policy year. Cost recovery for incremental insurance premiums will be reviewed in a future rate case.
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

Other
Supply Chain
PSCo’s ability to meet customer energy requirements, growing customer demand, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain.
Large global demand for energy-related infrastructure has stretched equipment supply chains, extended delivery dates and increased prices for items like combustion turbines, transformers and other large electrical equipment. The labor market for skilled engineering and construction resources to build renewables and gas generation has also been strained, impacting cost and availability.
In addition, manufacturing processes have experienced disruptions related to the scarcity of certain raw materials and interruptions in production and shipping. The impact of inflationary pressures, geopolitical events and federal policies have exacerbated the situation. PSCo continues to monitor the situation as it remains fluid and seeks to mitigate the impacts by securing alternative suppliers and key vendor partners, increasing procurement lead times, modifying design standards, and adjusting the timing of work.
Tariffs and Trade Complaints
In May 2024, the U.S. Department of Commerce announced the initiation of anti-dumping and countervailing duty investigations of CSPV cells from Cambodia, Malaysia, Thailand and Vietnam, whether or not assembled into modules.
In October 2024, the U.S. Department of Commerce announced its preliminary determination in the countervailing duty circumvention investigation, which is not expected to impact PSCo projects. In November 2024, the U.S. Department of Commerce concluded that dumping had occurred and the impact to PSCo is still being evaluated.
In May 2024, the White House imposed a new 25% tariff on Lithium-Ion storage along with other trade measures. The tariff went into immediate effect for EV batteries but has a grace period until January 2026 for stationary energy storage applications.
In January of 2025, the U.S. International Trade Commission made an affirmative determination in the preliminary phase of the anti-dumping and countervailing duty investigations concerning Active Anode Material, a component of lithium-ion batteries, from China. This case will be reviewed by the U.S. Department of Commerce and the International Trade Commission over the course of 2025.
In early 2025, several executive orders were issued, some of which impose new tariffs on certain imports, which may impact our procurement activities.
PSCo continues to assess the impacts of these tariffs, trade complaints and federal policies on its business, including company owned projects and PPAs. PSCo may seek regulatory relief for tariffs, if required, in its jurisdiction.
Further policy actions or other restrictions on solar and storage imports, disruptions in imports from key suppliers, or any new trade complaint could impact project timelines and costs of various generation projects and PPAs.
Excess Liability Insurance Coverage
PSCo maintains excess liability coverage, which is intended to insure against liability to third parties. Through the third quarter of 2024, Xcel Energy had approximately $600 million of excess liability coverage; including $520 million of wildfire coverage with an annual premium assigned to PSCo of approximately $13 million. Examples of claims paid under this policy include property damage or bodily injury to members of the public caused by PSCo’s employees, equipment or facilities. The increased wildfire liability risk and claims are driving a significant increase of premiums and reductions in insurance coverage in the excess liability markets, especially in the western United States. In October 2024, Xcel Energy renewed its excess liability coverage and now has $450 million of total coverage, including $300 million of wildfire coverage for Colorado. The annual premium for this excess liability insurance assigned to PSCo is approximately $50 million. In January 2025, the CPUC approved a one-year deferral aligned with the current insurance policy year.

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
Fair value of net commodity trading contracts as of Dec. 31, 2024:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
PSCo (a)	$1	$5	$—	$—	$6

(a)Prices actively quoted or based on actively quoted prices.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2024	2023
Fair value of commodity trading net contracts outstanding at Jan. 1	$5	$—
Contracts realized or settled during the period	(8)	(12)
Commodity trading contract additions and changes during the period	9	17
Fair value of commodity trading net contracts outstanding at Dec.31	$6	$5
A 10% increase and 10% decrease in forward market prices for PSCo’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $1 million at Dec. 31, 2024 and $3 million at Dec. 31, 2023. Market price movements can exceed 10% under abnormal circumstances.
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

(Millions of Dollars)	Year Ended Dec. 31	Average	High	Low
2024	$—	$—	$1	$—
2023	—	—	1	—
Interest Rate Risk — PSCo is subject to interest rate risk. PSCo’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100 basis point change in the benchmark rate on PSCo’s variable rate debt would impact pretax interest expense annually by approximately $1 million and $4 million in 2024 and 2023, respectively.
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
At Dec. 31, 2024, a 10% increase in commodity prices would have resulted in a decrease in credit exposure of $2 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $2 million. At Dec. 31, 2023, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $2 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $2 million.
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
PSCo management assessed the effectiveness of PSCo’s internal control over financial reporting as of Dec. 31, 2024. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2024, PSCo’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 27, 2025	Feb. 27, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Public Service Company of Colorado

Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of Colorado and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
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

We identified the impact of rate regulation as a critical audit matter due to the significant judgments made by management to support its assertions about impacted account balances and disclosures and the high degree of subjectivity involved in assessing the impact of future regulatory orders on the financial statements. Management judgments include assessing the likelihood of recovery in future rates of incurred costs and requirements to refund amounts to customers. Given that management’s accounting judgments are based on assumptions about the outcome of future decisions by the Commissions, auditing these judgments required specialized knowledge of accounting for rate regulation and the rate setting process due to its inherent complexities.
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
•We read relevant regulatory orders issued by the Commissions for the Company, other regulatory filings, legal decisions and recommendations being evaluated by the Commissions, and other publicly available information to assess the likelihood of recovery in future rates or of a future reduction in rates. We evaluated historic orders for precedents of the Commissions’ treatment of similar costs under similar circumstances. We compared the regulatory orders, filings and other publicly available information to the Company’s recorded regulatory assets and liabilities for completeness.
•We obtained management’s analysis and correspondence from counsel, as appropriate, regarding regulatory assets or liabilities not yet addressed in a regulatory order to assess management’s assertion that amounts are probable of recovery or a future reduction in rates.
Commitments and Contingencies - Wildfires – Refer to Note 10 to the consolidated financial statements
Critical Audit Matter Description
As a result of a wildfire that occurred in the Company's service territory in Colorado, the Company is required to evaluate its exposure to potential loss contingencies arising from claims associated with the 2021 Marshall Wildfire (the "Wildfire"). In evaluating this exposure, the Company is required to determine whether the likelihood of loss for the Wildfire is remote, reasonably possible or probable, which involves complex judgments based on several variables including available information regarding the cause and origin of the Wildfire, investigations, and discovery associated with lawsuits.
A provision for a loss contingency is recorded when it is probable that a liability has been incurred and the amount of loss can be reasonably estimated. If deemed reasonably possible, the Company is required to estimate the potential loss or range of potential loss and disclose any material amounts.
We identified contingencies from the Wildfire and the related disclosure as a critical audit matter due to the significant judgments made by management to determine the probability of loss and related disclosure. Auditing the reasonableness of management's judgments, estimate and disclosure related to the Wildfire required a high degree of auditor judgment and increased extent of audit effort.
How the Critical Audit Matter Was Addressed in the Audit
Our audit procedures related to management's judgments regarding the probability of loss and related disclosure for contingencies related to the Wildfire included the following, among others:
•We tested the effectiveness of controls over (1) the Company's determination of whether a loss was probable and/or reasonably possible; (2) the determination of the significant assumptions used in estimating the amount of reasonably possible loss; and (3) the disclosure related to the Wildfire.
•We evaluated management's judgments related to whether a loss was probable or reasonably possible from the Wildfire by inquiring of management and the Company's external and internal legal counsel regarding the likelihood of probable and reasonably possible losses. We also evaluated the potential impact of information gained through the Company and third parties' investigations into the cause of the Wildfire, information from claimants, the advice of legal counsel, and reading external information for any evidence that might contradict management's assertions.
•We read legal letters from the Company's external and internal legal counsel regarding known information and evaluated whether the information therein was consistent with the information obtained in our procedures.
•We evaluated whether the Company's disclosure was appropriate and consistent with the information obtained in our procedures.

/s/ DELOITTE & TOUCHE LLP
Minneapolis, Minnesota
February 27, 2025

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2024	2023	2022
Operating revenues
Electric	$3,790	$3,731	$3,795
Natural gas	1,443	1,734	1,860
Other	39	54	53
Total operating revenues	5,272	5,519	5,708

Operating expenses
Electric fuel and purchased power	1,266	1,364	1,485
Cost of natural gas sold and transported	600	910	1,053
Cost of sales — other	9	17	18
Operating and maintenance expenses	926	865	905
Demand side management expenses	181	135	133
Depreciation and amortization	993	924	848
Taxes (other than income taxes)	275	287	272
Loss on Comanche Unit 3 litigation	—	35	—
Workforce reduction expenses	—	20	—
Total operating expenses	4,250	4,557	4,714

Operating income	1,022	962	994

Other income (expense), net	54	15	(2)
Allowance for funds used during construction — equity	75	39	32

Interest charges and financing costs
Interest charges and other financing costs	375	312	271
Allowance for funds used during construction — debt	(31)	(20)	(11)
Total interest charges and financing costs	344	292	260

Income before income taxes	807	724	764
Income tax expense	25	29	37
Net income	$782	$695	$727
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2024	2023	2022
Net income	$782	$695	$727
Other comprehensive income
Pension and retiree medical benefits:
Net pension and retiree medical loss arising during the period, net of tax	—	—	(1)
Reclassification of loss to net income, net of tax	—	1	—
Derivative instruments:
Reclassification of loss to net income, net of tax	1	1	1

Total other comprehensive income	1	2	—
Total comprehensive income	$783	$697	$727
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2024	2023	2022
Operating activities
Net income	$782	$695	$727
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	999	929	854
Deferred income taxes	(61)	(138)	(10)
Allowance for equity funds used during construction	(75)	(39)	(32)
Provision for bad debts	24	34	38
Changes in operating assets and liabilities:
Accounts receivable	(6)	36	(227)
Accrued unbilled revenues	(10)	158	(169)
Inventories	(45)	(14)	(86)
Other current assets	(66)	22	12
Accounts payable	(62)	(107)	183
Net regulatory assets and liabilities	307	270	82
Other current liabilities	(9)	97	8
Pension and other employee benefit obligations	(3)	11	(13)
Other, net	128	—	(112)
Net cash provided by operating activities	1,903	1,954	1,255

Investing activities
Utility capital/construction expenditures	(3,072)	(2,360)	(1,880)
Investments in utility money pool arrangement	(475)	(367)	(45)
Repayments from utility money pool arrangement	475	367	45
Net cash used in investing activities	(3,072)	(2,360)	(1,880)

Financing activities
(Repayments) proceeds from short-term borrowings, net	(235)	26	146
Borrowings under utility money pool arrangement	422	781	1,199
Repayments under utility money pool arrangement	(432)	(730)	(1,199)
Proceeds from issuance of long-term debt	1,184	834	686
Repayments of long-term debt	—	(250)	(300)
Capital contributions from parent	859	400	569
Dividends paid to parent	(616)	(652)	(491)
Net cash provided by financing activities	1,182	409	610

Net change in cash and cash equivalents	13	3	(15)
Cash, cash equivalents and restricted cash at beginning of period	13	10	25
Cash, cash equivalents and restricted cash at end of period	$26	$13	$10

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(323)	$(271)	$(250)
Cash paid for income taxes, net; includes proceeds from tax credit transfers	(56)	(126)	(79)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$330	$248	$233
Inventory transfers to property, plant and equipment	75	75	12
Operating lease right-of-use assets	78	18	140
Allowance for equity funds used during construction	75	39	32
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share)

	Dec. 31
	2024	2023
Assets
Current assets
Cash and cash equivalents	$26	$13
Accounts receivable, net	466	492
Accounts receivable from affiliates	21	28
Accrued unbilled revenues	370	361
Inventories	228	258
Regulatory assets	126	304
Derivative instruments	10	11
Prepayments and other	168	95
Total current assets	1,415	1,562

Property, plant and equipment, net	23,341	21,035

Other assets
Regulatory assets	1,362	1,267
Derivative instruments	6	15
Operating lease right-of-use assets	268	366
Other	202	383
Total other assets	1,838	2,031
Total assets	$26,594	$24,628

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250	$—
Borrowings under utility money pool arrangement	41	51
Short-term debt	85	320
Accounts payable	700	704
Accounts payable to affiliates	60	83
Regulatory liabilities	139	70
Taxes accrued	277	261
Accrued interest	77	68
Dividends payable to parent	90	72
Derivative instruments	6	17
Operating lease liabilities	94	102
Other	141	177
Total current liabilities	1,960	1,925

Deferred credits and other liabilities
Deferred income taxes	1,904	1,894
Regulatory liabilities	2,630	2,562
Asset retirement obligations	448	383
Customer advances	99	124
Pension and employee benefit obligations	89	40
Operating lease liabilities	190	290
Other	148	218
Total deferred credits and other liabilities	5,508	5,511

Commitments and contingencies
Capitalization
Long-term debt	8,391	7,450
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Dec. 31, 2024 and Dec. 31, 2023, respectively	—	—
Additional paid in capital	8,256	7,412
Retained earnings	2,498	2,350
Accumulated other comprehensive loss	(19)	(20)
Total common stockholder's equity	10,735	9,742
Total liabilities and stockholder's equity	$26,594	$24,628
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2021	100	$—	$6,426	$2,040	$(22)	$8,444

Net income				727		727
Common dividends declared to parent				(507)		(507)
Contribution of capital by parent			566			566
Balance at Dec. 31, 2022	100	$—	$6,992	$2,260	$(22)	$9,230

Net income				695		695
Other comprehensive income					2	2
Common dividends declared to parent				(605)		(605)
Contribution of capital by parent			420			420
Balance at Dec. 31, 2023	100	$—	$7,412	$2,350	$(20)	$9,742

Net income				782		782
Other comprehensive income					1	1
Common dividends declared to parent				(634)		(634)
Contribution of capital by parent			844			844
Balance at Dec. 31, 2024	100	$—	$8,256	$2,498	$(19)	$10,735

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
Investments in certain plants and transmission facilities are jointly owned with nonaffiliated utilities. PSCo’s proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets, and PSCo’s proportionate share of operating costs associated with these facilities is included in its consolidated statements of income.
PSCo’s consolidated financial statements are presented in accordance with GAAP. All of PSCo’s underlying accounting records also conform to the FERC uniform system of accounts. Certain amounts in the consolidated financial statements or notes have been reclassified for comparative purposes; however, such reclassifications did not affect net income, total assets, liabilities, equity or cash flows.
PSCo has evaluated events occurring after Dec. 31, 2024 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
Use of Estimates — PSCo uses estimates based on the best information available to record transactions and balances resulting from business operations.
Estimates are used for items such as plant depreciable lives or potential disallowances, AROs, certain regulatory assets and liabilities, tax provisions, uncollectible amounts, environmental costs, unbilled revenues, jurisdictional fuel and energy cost allocations, actuarially determined benefit costs and wildfire contingencies. Recorded estimates are revised when better information becomes available or actual amounts can be determined. Revisions can affect operating results.
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
Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion or all of the deferred tax asset will not be realized. This evaluation includes consideration of whether tax credits are expected to be sold at a discount and impact the realization of amounts presented as deferred tax assets. Transferable tax credits are accounted for under ASC 740, Income Taxes, and valuation allowances and any adjustments for discounts incurred on sales transactions are recorded to deferred tax expense, typically recovered in regulatory mechanisms.
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
Depreciation expense is recorded using the straight-line method over the plant’s commission approved useful life. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.8% in 2024, 3.6% in 2023 and 3.4% in 2022.
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
Estimated future expenditures to restore sites are generally treated as a capitalized cost of plant retirement. The depreciation expense levels recoverable in rates include a provision for removal expenses. Removal costs recovered in rates before the related costs are incurred are classified as a regulatory liability. When separate mechanisms are expected to provide cost recovery or when changes in projected costs occur near the end of a facility’s useful life, regulatory accounting may be applied.
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
As of Dec. 31, 2024 and 2023, the allowance for bad debts was $50 million and $56 million, respectively.

Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Inventories
Materials and supplies	$99	$91
Fuel	62	83
Natural gas	67	84
Total inventories	$228	$258
Fair Value Measurements — PSCo presents cash equivalents, interest rate derivatives, commodity derivatives and pension and postretirement plan assets at estimated fair values in its consolidated financial statements.
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
Normal Purchases and Normal Sales — PSCo enters into contracts for purchases and sales of commodities for use and sale in its operations. At inception, contracts are evaluated to determine whether they contain a derivative, and if so, whether they may be exempted from derivative accounting if designated as normal purchases or normal sales.
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
See Note 6 for further information.
Conservation Programs — The costs incurred for DSM programs are deferred if it is probable future revenue will be provided to permit recovery of the incurred cost. Revenues recognized for incentive programs designed for recovery of DSM program costs and/or conservation performance incentives are limited to amounts expected to be collected within 24 months from the year in which they are earned.
PSCo’s DSM program costs are recovered through rider mechanisms. Regulatory assets are recognized to reflect the amount of costs or earned incentives that have not yet been collected from customers.
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

2. Accounting Pronouncements
Recently Adopted
Segment Reporting — In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280) – Improvements to Reportable Segment Disclosures, which extends the existing requirements for annual disclosures to quarterly periods, and requires that both annual and quarterly disclosures present segment expenses using line items consistent with information regularly provided to the chief operating decision maker. PSCo implemented this guidance on a retrospective basis in the year ended Dec. 31, 2024. The adoption impacts were not material.
See Note 12 for further information.

Recently Issued
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. The ASU is effective for annual periods beginning after Dec. 15, 2024, and PSCo does not expect implementation of the new disclosure guidance to have a material impact on its consolidated financial statements.
Climate-Related Disclosures — In March 2024, the SEC issued Final Rule 33-11275 – The Enhancement and Standardization of Climate-Related Disclosures for Investors. This rule requires registrants to provide standardized disclosures in Form 10-K related to climate-related risks, Scope 1 and 2 GHG emissions, as well as to include in a footnote to the consolidated financial statements the financial impact of severe weather events and other natural conditions. The rule requires implementation in phases between 2025 and 2033. In April 2024, the SEC announced that it would voluntarily stay its final climate disclosure rules pending judicial review. PSCo does not expect the potential implementation of the new guidance to have a material impact on the consolidated financial statements.
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disaggregated disclosure of income statement expenses for public business entities. The ASU is effective for annual periods beginning after Dec. 15, 2026. PSCo is currently evaluating the impact of implementing the new disclosure guidance.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Property, plant and equipment, net
Electric plant	$18,033	$16,698
Natural gas plant	6,814	6,321
Common and other property	1,616	1,472
Plant to be retired (a)	1,057	1,203
CWIP	2,274	1,310
Total property, plant and equipment	29,794	27,004
Less accumulated depreciation	(6,453)	(5,969)
Property, plant and equipment, net	$23,341	$21,035
(a)Amounts include Comanche Units 2 and 3, Craig Units 1 and 2, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion. Amounts are presented net of accumulated depreciation.
Joint Ownership of Generation, Transmission and Gas Facilities
Jointly owned assets as of Dec. 31, 2024:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric generation:
Hayden Unit 1	$158	$117	76%
Hayden Unit 2	152	93	37
Hayden common facilities	45	33	53
Craig Units 1 and 2	82	58	10
Craig common facilities	40	27	7
Comanche Unit 3	933	212	67
Comanche common facilities	29	5	77
Electric transmission:
Transmission and other facilities	190	75	Various
Gas transmission:
Rifle, CO to Avon, CO	28	10	60
Gas transmission compressor	8	3	50
Total (a)	$1,665	$633
(a)Projects additionally include $28 million in CWIP.
PSCo separately records its share of operating expenses and construction expenditures. Respective owners are responsible for providing their own financing.

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

Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2024		Dec. 31, 2023
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$7	$464	$2	$396
Net AROs (a)	1, 10	Various	—	296	—	236
Depreciation differences		Various	16	246	16	184
Recoverable deferred taxes on AFUDC		Plant lives	—	154	—	135
Excess deferred taxes — TCJA	7	Various	1	52	—	55
Grid modernization costs		Various	3	26	15	14
Conservation programs (b)	1	One to two years	10	15	12	33
Purchased power contract costs		Term of related contract	4	12	4	20
Gas pipeline inspection costs		One to two years	17	9	3	25
Environmental remediation costs		Various	—	5	—	44
Revenue decoupling		Various	—	—	—	31
Deferred natural gas, electric, steam energy/fuel costs		Less than one year	48	—	221	22
Other		Various	20	83	31	72
Total regulatory assets			$126	$1,362	$304	$1,267
(a)Includes amounts recorded for future recovery of AROs.
(b)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2024		Dec. 31, 2023
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (a)	7	Various	$2	$1,214	$2	$1,260
Plant removal costs	1, 10	Various	—	850	—	769
Effects of regulation on employee benefit costs (b)	7	Various	—	241	—	234
Renewable resources and environmental initiatives		Various	—	193	—	152
ITC deferrals	1	Various	—	54	1	44
Revenue decoupling		Various	7	14	—	63
Deferred natural gas, electric, steam energy/fuel costs		Less than one year	78	—	34	—
Formula rates		Less than one year	13	—	8	—
Other		Various	39	64	25	40
Total regulatory liabilities			$139	$2,630	$70	$2,562
(a)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(b)Includes regulatory amortization and certain 2018 TCJA benefits approved by the CPUC to offset the prepaid pension asset.

PSCo’s regulatory assets not earning a return include past expenditures of $134 million and $416 million at Dec. 31, 2024 and 2023, respectively, which predominately relate to purchased natural gas and electric energy costs (including certain costs related to Winter Storm Uri), revenue decoupling in 2023, and various miscellaneous costs. Additionally, the unfunded portion of pension and retiree medical obligations and net AROs (i.e. deferrals for which cash has not been disbursed) do not earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2024	Year Ended Dec. 31
		2024	2023	2022
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	41	41	51	—
Average amount outstanding	2	25	23	29
Maximum amount outstanding	41	250	250	250
Weighted average interest rate, computed on a daily basis	4.58%	5.33%	5.31%	1.66%
Weighted average interest rate at end of period	4.58	4.58	5.34	N/A

Commercial Paper — Commercial paper borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2024	Year Ended Dec. 31
		2024	2023	2022
Borrowing limit	$700	$700	$700	$700
Amount outstanding at period end	85	85	320	294
Average amount outstanding	6	71	124	71
Maximum amount outstanding	85	492	454	328
Weighted average interest rate, computed on a daily basis	4.58%	5.55%	5.17%	2.56%
Weighted average interest rate at end of period	4.58	4.58	5.56	4.73
Letters of Credit — PSCo uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2024 and 2023, there were $31 million and $29 million of letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of PSCo’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2024	2023
45.2%	44.8%	$100	2
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
If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2024, PSCo was in compliance with the financial covenant.
PSCo had the following committed credit facility available as of Dec. 31, 2024 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$115	$585
(a)This credit facility matures in September 2027.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the facility outstanding at Dec. 31, 2024 and 2023.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of PSCo is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for PSCo as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2024	2023
First mortgage bonds	2.90	May 15, 2025	250	250
First mortgage bonds	3.70	June 15, 2028	350	350
First mortgage bonds	1.90	Jan. 15, 2031	375	375
First mortgage bonds	1.875	June 15, 2031	750	750
First mortgage bonds	4.10	June 1, 2032	300	300
First mortgage bonds (a)	5.35	May 15, 2034	450	—
First mortgage bonds	6.25	Sept. 1, 2037	350	350
First mortgage bonds	6.50	Aug. 1, 2038	300	300
First mortgage bonds	4.75	Aug. 15, 2041	250	250
First mortgage bonds	3.60	Sept. 15, 2042	500	500
First mortgage bonds	3.95	March 15, 2043	250	250
First mortgage bonds	4.30	March 15, 2044	300	300
First mortgage bonds	3.55	June 15, 2046	250	250
First mortgage bonds	3.80	June 15, 2047	400	400
First mortgage bonds	4.10	June 15, 2048	350	350
First mortgage bonds	4.05	Sept. 15, 2049	400	400
First mortgage bonds	3.20	March 1, 2050	550	550
First mortgage bonds	2.70	Jan. 15, 2051	375	375
First mortgage bonds	4.50	June 1, 2052	400	400
First mortgage bonds (b)	5.25	April 1, 2053	850	850
First mortgage bonds (a)	5.75	May 15, 2054	750	—
Unamortized discount			(42)	(41)
Unamortized debt issuance cost			(67)	(59)
Current maturities			(250)	—
Total long-term debt			$8,391	$7,450
(a)2024 financing.
(b)2023 financing.
Maturities of long-term debt:

(Millions of Dollars)
2025	$250
2026	—
2027	—
2028	350
2029	—
Capital Stock — PSCo has authorized the issuance of preferred stock.

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2024 and 2023
10,000,000	$0.01	—
Dividend Restrictions — PSCo’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,358	$898	$4	$2,260
C&I	1,762	373	35	2,170
Other	52	—	—	52
Total retail	3,172	1,271	39	4,482
Wholesale	209	—	—	209
Transmission	98	—	—	98
Other	64	138	—	202
Total revenue from contracts with customers	3,543	1,409	39	4,991
Alternative revenue and other	247	34	—	281
Total revenues	$3,790	$1,443	$39	$5,272

	Year Ended Dec. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,295	$1,109	$19	$2,423
C&I	1,816	459	30	2,305
Other	52	—	5	57
Total retail	3,163	1,568	54	4,785
Wholesale	237	—	—	237
Transmission	90	—	—	90
Other	61	132	—	193
Total revenue from contracts with customers	3,551	1,700	54	5,305
Alternative revenue and other	180	34	—	214
Total revenues	$3,731	$1,734	$54	$5,519

	Year Ended Dec. 31, 2022
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,341	$1,203	$15	$2,559
C&I	1,843	479	32	2,354
Other	52	—	—	52
Total retail	3,236	1,682	47	4,965
Wholesale	286	—	—	286
Transmission	88	—	—	88
Other	53	151	—	204
Total revenue from contracts with customers	3,663	1,833	47	5,543
Alternative revenue and other	132	27	6	165
Total revenues	$3,795	$1,860	$53	$5,708

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax rate for years ended Dec. 31:

	2024	2023	2022
Federal statutory rate	21.0%	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	3.4	3.5	3.5
Increases (decreases) in tax from:
Wind PTCs (a)	(14.1)	(14.5)	(14.3)
Plant regulatory differences (b)	(6.1)	(5.5)	(4.5)
Other tax credits, net NOL & tax credit allowances	(1.4)	(1.1)	(1.1)
Other, net	0.3	0.6	0.2
Effective income tax rate	3.1%	4.0%	4.8%
(a)Wind PTCs (net of estimated transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact net income.
(b)Plant regulatory differences primarily relate to the credit of excess deferred taxes to customers through the average rate assumption method. Income tax benefits associated with the credit are offset by corresponding revenue reductions.
Components of income tax expense for the years ended Dec. 31:

(Millions of Dollars)	2024	2023	2022
Current federal tax expense	$192	$182	$39
Current state tax expense	35	28	11
Deferred federal tax benefit	(190)	(181)	(32)
Deferred state tax (benefit) expense	(10)	2	21
Deferred change in unrecognized tax expense	1	1	1
Deferred ITCs	(3)	(3)	(3)
Total income tax expense	$25	$29	$37
Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2024	2023	2022
Deferred tax expense (benefit) excluding items below	$10	$(89)	$23
Adjustments to deferred income taxes for tax credit cash transfers (a)	(138)	(40)	—
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(71)	(48)	(32)
Tax expense allocated to other comprehensive income and other	—	(1)	(1)
Deferred tax benefit	$(199)	$(178)	$(10)
(a)Proceeds from tax credit transfers are included in cash paid for income taxes, net in the consolidated statement of cash flows.

Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2024	2023 (a)
Deferred tax liabilities:
Differences between book and tax bases of property	$2,353	$2,326
Regulatory assets	279	289
Operating lease assets	69	95
Pension expense and other employee benefits	22	22
Other	7	8
Total deferred tax liabilities	$2,730	$2,740

Deferred tax assets:
Tax credit carryforward	$419	$457
Regulatory liabilities	280	291
Operating lease liabilities	69	95
Bad debts	13	14
Deferred fuel costs	7	(51)
Deferred ITCs	5	10
Tax credit carryforward valuation allowances	(3)	(6)
Rate refund	6	4
Other	30	32
Total deferred tax assets	$826	$846
Net deferred tax liability	$1,904	$1,894
(a)Prior periods have been reclassified to conform to current year presentation.
Other Income Tax Matters — Tax credits represent the deferred tax asset that is carried forward.
Tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2024	2023
Federal tax credit carryforwards	$410	$444
Valuation allowances for federal credit carryforwards	(3)	(3)
State tax credit carryforwards, net of federal detriment (a)	9	13
Valuation allowances for state credit carryforwards, net of federal benefit (b)	—	(3)
(a)State tax credit carryforwards are net of federal detriment of $2 million and $3 million as of Dec. 31, 2024 and 2023, respectively.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $1 million as of December 31, 2023.
Federal carryforward periods expire between 2038 and 2044. State carryforward periods expire between 2025 and 2037.
Unrecognized Tax Benefits
Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. Statute of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year(s)	Expiration
2014 - 2016	March 2025
2021	October 2025
Additionally, the statute of limitations related to the federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns. Further, the statute of limitations related to the additional federal tax loss carryback claim filed in 2020 has been extended. In 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agreed with the report and re-recognized the related benefit in 2023.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns. As of Dec. 31, 2024, PSCo’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Tax Year(s)	Expiration
Colorado	2014 - 2016	March 2026
Colorado	2020	September 2025
There are currently no state income tax audits in progress.
Unrecognized tax benefit balance may include permanent tax positions, which if recognized would affect the ETR. In addition, the unrecognized tax benefit balance may include temporary tax positions for which deductibility is highly certain, but for which there is uncertainty about the timing. A change in the period of deductibility would not affect the ETR but would accelerate the payment to the taxing authority.
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Unrecognized tax benefit — Permanent tax positions	$13	$12
Unrecognized tax benefit — Temporary tax positions	—	—
Total unrecognized tax benefit	$13	$12
Changes in unrecognized tax benefits:

(Millions of Dollars)	2024	2023	2022
Balance at Jan. 1	$12	$13	$11
Additions based on tax positions related to the current year	2	2	2
Reductions for tax positions of prior years	(1)	(3)	—
Balance at Dec. 31	$13	$12	$13
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
NOL and tax credit carryforwards	$(12)	$(11)
There exists approximately $13 million of noncurrent liabilities related to unrecognized tax benefits for which there is uncertainty about if or when these liabilities will significantly increase or decrease.
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. Payables for interest related to unrecognized tax benefits at Dec. 31, 2024, 2023 and 2022 were not material. No penalties were accrued related to unrecognized tax benefits as of Dec. 31, 2024, 2023 or 2022.

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
As of Dec. 31, 2024, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2024, PSCo had no unsettled interest rate swaps outstanding.
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
As of Dec. 31, 2024, PSCo had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Dec. 31, 2024	Dec. 31, 2023
MWh of electricity	1	2
MMBtu of natural gas	19	20
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
PSCo often has significant concentrations of credit risk with particular entities or industries in its wholesale, trading and non-trading commodity activities.
As of Dec. 31, 2024, four of PSCo’s ten most significant counterparties for these activities, comprising $21 million or 30% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Six of the ten most significant counterparties, comprising $32 million or 47% of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
None of these significant counterparties had credit quality less than investment grade, based on internal analysis.
Nine of these significant counterparties are municipal, cooperative electric entities, RTOs or other utilities.

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
As of Dec. 31, 2024 and 2023, there were no derivative liabilities position with such underlying contract provisions.
Certain contracts also may contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Dec. 31, 2024 and 2023 there were approximately $6 million and $8 million of derivative instruments in a liability position with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2024 and 2023.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Year Ended Dec. 31, 2024
Other derivative instruments
Natural gas commodity	$—	$2
Total	$—	$2

Year Ended Dec. 31, 2023
Other derivative instruments
Natural gas commodity	$—	$(13)
Total	$—	$(13)

Year Ended Dec. 31, 2022
Other derivative instruments
Natural gas commodity	$—	$(15)
Total	$—	$(15)

	Pre-Tax (Gains) Losses Reclassified into Income During the Period from:				Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Accumulated Other Comprehensive Loss		Regulatory Assets and (Liabilities)
Year Ended Dec. 31, 2024
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(18)	(b)
Natural gas commodity	—		—		(13)	(c)(d)
Total	$—		$—		$(31)
Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$(5)	(b)
Natural gas commodity	—		15	(c)	(16)	(c)(d)
Total	$—		$15		$(21)
Year Ended Dec. 31, 2022
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—		$—
Total	$1		$—		$—
Other derivative instruments
Commodity trading	$—		$—		$7	(b)
Natural gas commodity	—		8	(c)	(17)	(c)(d)
Total	$—		$8		$(10)
(a)Recorded to interest charges.
(b)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(c)Other than $3 million of 2024 losses recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2024, 2023 and 2022.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2024						Dec. 31, 2023
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$2	$—	$—	$2	$(1)	$1	$1	$19	$—	$20	$(17)	$3
Natural gas commodity	—	9	—	9	—	9	—	8	—	8	—	8
Total current derivative assets	$2	$9	$—	$11	$(1)	$10	$1	$27	$—	$28	$(17)	$11
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$5	$4	$—	$9	$(3)	$6	$6	$9	$—	$15	$—	$15
Total noncurrent derivative assets	$5	$4	$—	$9	$(3)	$6	$6	$9	$—	$15	$—	$15
Current derivative liabilities
Other derivative instruments:
Commodity trading	$1	$—	$—	$1	$(1)	$—	$1	$25	$—	$26	$(17)	$9
Natural gas commodity	—	6	—	6	—	6	—	8	—	8	—	8
Total current derivative liabilities	$1	$6	$—	$7	$(1)	$6	$1	$33	$—	$34	$(17)	$17
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$2	$—	$4	$(4)	$—	$2	$1	$—	$3	$(3)	$—
Total noncurrent derivative liabilities	$2	$2	$—	$4	$(4)	$—	$2	$1	$—	$3	$(3)	$—
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Dec. 31, 2024 and 2023, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2024 and 2023, derivative assets and liabilities include rights to reclaim cash collateral of $1 million and $4 million, respectively. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
Changes in Level 3 commodity derivatives:

	Year Ended Dec. 31
(Millions of Dollars)	2024	2023	2022
Balance at Jan. 1	$—	$9	$(63)
Settlements (a)	—	—	12
Net transactions recorded during the period:
(Losses) gains recognized in earnings (a)	—	(9)	60
Balance at Dec. 31	$—	$—	$9
(a)Relates to commodity trading and is subject to substantial offsetting losses and gains on derivative instruments categorized as levels 1 and 2 in the consolidated income statement. See above tables for the income statement impact of derivative activity, including commodity trading gains and losses.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2024		2023
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$8,641	$7,515	$7,450	$6,580
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2024 and 2023, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 4.97, 5.03 and 5.14 percent in 2024, 2023, and 2022, respectively.
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
Obligations of the SERP and nonqualified plan as of Dec. 31, 2024 and 2023 were $13 million and $12 million, respectively, of which an immaterial amount was attributable to PSCo.
Xcel Energy’s postretirement health care benefit plan is a continuation of certain welfare benefit programs for current employees. A full-time employee’s date of hire or a retiree’s date of retirement determine eligibility for each of the programs.

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
•Investment returns in 2024 were below the assumed level of 6.53%.
•Investment returns in 2023 were above the assumed level of 6.53%.
•Investment returns in 2022 were below the assumed level of 6.39%.
•In 2025, PSCo’s expected investment-return assumption is 7.03%.

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

Plan Assets
For each of the fair value hierarchy levels, PSCo’s pension plan assets measured at fair value:

	Dec. 31, 2024 (a)					Dec. 31, 2023 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$47	$—	$—	$—	$47	$94	$—	$—	$—	$94
Commingled funds	—	—	—	632	632	177	—	—	464	641
Debt securities	—	278	2	—	280	—	287	1	—	288
Equity securities	9	—	—	—	9	12	—	—	—	12
Other	—	3	—	—	3	—	2	—	—	2
Total	$56	$281	$2	$632	$971	$283	$289	$1	$464	$1,037
(a)See Note 8 for further information on fair value measurement inputs and methods.
For each of the fair value hierarchy levels, PSCo’s proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2024 (a)					Dec. 31, 2023 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$31	$—	$—	$—	$31	$29	$—	$—	$—	$29
Insurance contracts	—	35	—	—	35	—	35	—	—	35
Commingled funds	—	—	—	60	60	20	—	—	63	83
Debt securities	—	177	—	—	177	—	165	1	—	166
Other	—	—	—	—	—	—	1	—	—	1
Total	$31	$212	$—	$60	$303	$49	$201	$1	$63	$314
(a)See Note 8 for further information on fair value measurement inputs and methods.
Immaterial assets were transferred in or out of Level 3 for 2024 and 2023.

Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for PSCo are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2024	2023	2024	2023
Change in Benefit Obligation:
Obligation at Jan. 1	$1,071	$1,032	$296	$296
Service cost	21	19	—	1
Interest cost	56	58	16	16
Actuarial (gain) loss	(37)	45	52	18
Plan participants’ contributions	—	—	8	7
Benefit payments	(84)	(83)	(41)	(42)
Obligation at Dec. 31	$1,027	$1,071	$331	$296
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$1,037	$1,031	$314	$320
Actual return on plan assets	11	89	19	26
Employer contributions	7	—	3	3
Plan participants’ contributions	—	—	8	7
Benefit payments	(84)	(83)	(41)	(42)
Fair value of plan assets at Dec. 31	$971	$1,037	$303	$314
Funded status of plans at Dec. 31	$(56)	$(34)	$(28)	$18
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Noncurrent assets	—	—	—	18
Noncurrent liabilities	(56)	(34)	(28)	—
Net amounts recognized	$(56)	$(34)	$(28)	$18

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2024	2023	2024	2023
Discount rate for year-end valuation	5.88%	5.49%	5.88%	5.54%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	7.00%	6.50%
Health care costs trend rate — initial: Post-65	N/A	N/A	7.50%	5.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	9	6
Accumulated benefit obligation for the pension plan was $970 million and $1,010 million as of Dec. 31, 2024 and 2023, respectively.
Net Periodic Benefit Cost (Credit) — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the statements of income.
Components of net periodic benefit cost (credit) and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2024	2023	2022	2024	2023	2022
Service cost	$21	$19	$29	$—	$1	$1
Interest cost	56	58	41	16	16	10
Expected return on plan assets	(76)	(76)	(78)	(15)	(15)	(15)
Amortization of prior service credit	—	—	—	—	—	(2)
Amortization of net loss	6	1	23	2	1	1
Settlement charge (a)	—	—	3	—	—	—
Net periodic pension cost (credit)	7	2	18	3	3	(5)
Effects of regulation	(6)	9	4	—	—	3
Net benefit cost (credit) recognized for financial reporting	$1	$11	$22	$3	$3	$(2)
Significant Assumptions Used to Measure Costs:
Discount rate	5.49%	5.80%	3.08%	5.54%	5.80%	3.09%
Expected average long-term increase in compensation level	4.25	4.25	3.75	N/A	N/A	N/A
Expected average long-term rate of return on assets	6.53	6.53	6.39	5.00	5.00	4.10
(a)A settlement charge is required when the amount of all lump-sum distributions during the year is greater than the sum of the service and interest cost components of the annual net periodic pension cost. There were no settlement charges recorded to the qualified pension plans in 2024 or 2023. In 2022, as a result of lump-sum distributions during the plan year, PSCo recorded a total pension settlement charge of $3 million. An immaterial amount was recorded in the income statement in 2022.

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2024	2023	2024	2023
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$377	$355	$105	$59
Prior service credit	(1)	(1)	—	—
Total	$376	$354	$105	$59
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$8	$3	$1	$1
Noncurrent regulatory assets	368	351	104	58
Total	$376	$354	$105	$59

Measurement date	Dec. 31, 2024	Dec. 31, 2023	Dec. 31, 2024	Dec. 31, 2023
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2022 - 2025 to meet minimum funding requirements. Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$125 million in January 2025, of which $7 million was attributable to PSCo.
•$100 million in 2024, of which $7 million was attributable to PSCo.
•$50 million in 2023, of which none was attributable to PSCo.
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
Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$8 million expected in 2025, of which none is attributable to PSCo.
•$11 million during 2024, of which $3 million was attributable to PSCo.
•$11 million during 2023, of which $3 million was attributable to PSCo.
•$13 million during 2022, of which $3 million was attributable to PSCo.
Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2024	2023	2024	2023
Long-duration fixed income securities	38%	38%	—%	—%
Domestic and international equity securities	31	31	25	9
Alternative investments	20	20	11	13
Short-to-intermediate fixed income securities	9	9	61	77
Cash	2	2	3	1
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — There were no significant plan amendments made in 2024 and 2022 which affected the pension or postretirement benefit obligation.
In 2023, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
Projected Benefit Payments
PSCo’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2025	$80	$34	$3	$31
2026	81	33	3	30
2027	81	33	3	30
2028	80	32	3	29
2029	79	32	3	29
2030-2034	383	149	17	132
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy, which includes PSCo, has postemployment costs and obligations for its Voluntary Retirement Program, under which approximately 400 eligible non-bargaining employees retired in the fourth quarter of 2023.
Utilizing employee information and the following inputs, unfunded obligations of $2 million for health plan subsidies and an immaterial amount for other medical benefits are presented in other current liabilities and noncurrent pension and employee benefit obligations in the consolidated balance sheets as of Dec. 31, 2024 and 2023, respectively.

Significant Assumptions to Measure Benefit Obligations:	2024	2023
Discount rate for year-end valuation	5.00%	5.50%
Mortality table	PRI-2012	PRI-2012
Health care costs trend rate	7.00%	7.00%
Ultimate trend assumption	4.50%	N/A
Years until ultimate trend is reached	9	N/A
Defined Contribution Plans
Xcel Energy, which includes PSCo, maintains 401(k) and other defined contribution plans that cover most employees. Total expense of these plans for PSCo was approximately $14 million in 2024, and $13 million in 2023 and $12 million in 2022.

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
In October 2023, the jury ruled that CORE may not withdraw as a joint owner of the facility but awarded CORE lost power damages of $26 million. PSCo recognized $35 million of losses for the verdict in 2023, including estimated interest and other costs. In the fourth quarter of 2024, PSCo and CORE reached a settlement, PSCo paid CORE the agreed to amounts and all appeals and related actions have been dismissed.
Marshall Wildfire Litigation — In December 2021, a wildfire ignited in Boulder County, Colorado (Marshall Fire), which burned over 6,000 acres and destroyed or damaged over 1,000 structures. On June 8, 2023, the Boulder County Sheriff’s Office released its Marshall Fire Investigative Summary and Review and its supporting documents (Sheriff’s Report). According to an October 2022 statement from the Colorado Insurance Commissioner, the Marshall Fire is estimated to have caused more than $2 billion in property losses.
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
In September 2024, the Judge presiding over the consolidated cases in Boulder County issued an order regarding the trial that resolves, on a preliminary basis, certain disputes over the structure of the September 2025 trial. The Court ruled that all Plaintiffs should be bound by a trial on liability unless they opt-out with good cause. The Court also ruled that liability and damages should be largely or entirely tried separately, meaning that common questions of law and fact regarding liability would be decided first, and a majority or all of the damages phase will occur separately following the liability phase of trial. The individual plaintiffs filed a motion for reconsideration of the opt-out portion of this order, which the Court denied in November 2024, confirming that plaintiffs will have to demonstrate good cause in order to opt out of the trial. The Court also denied PSCo’s request for a change in venue, ruling that the trial will take place in Boulder County.
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
Cabin Creek Prudency Review — In 2015, the CPUC granted a CPCN for an $88 million upgrade project to increase the generating and storage capacity of the Cabin Creek hydroelectric storage facility, which anticipated project completion in 2020. Due to significant and unforeseen challenges, the project was not completed until 2023 and cost approximately $110 million. In July 2024, PSCo filed direct testimony in a prudency review for the upgrade project, outlining the project’s timelines, costs, benefits and challenges.
In February 2025, PSCo received answer testimony from CPUC Staff and UCA including proposed disallowances, primarily for replacement power and lost capacity. CPUC Staff recommended a disallowance of $21 million and UCA’s testimony included recommendations for total disallowances ranging from $71 million to $138 million. PSCo will file its rebuttal testimony in March 2025, responding to answer testimony and continuing to assert that its actions related to the project were prudent, and that therefore no disallowance should be granted.
The remainder of the procedural schedule includes:
•Settlement testimony: April 4, 2025
•Hearing: April 17-18, 2025
•Statements of position: May 9, 2025
A final CPUC decision is expected in the second half of 2025.
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
MGP, Landfill and Disposal Sites
PSCo is investigating, remediating or performing post-closure actions at two historical MGP, landfill or other disposal sites across its service territory, excluding sites that are being addressed under current coal ash regulations (see below).
PSCo has recognized approximately $6 million of costs/liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions, beginning with an Assessment of Corrective Measures.
Investigation and/or corrective action related to groundwater impacts are currently underway at certain active and closed coal generating facilities at a current estimated cost of at least $40 million. In addition, PSCo expects to incur $5 million for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. Asset retirement obligations have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
PSCo has also identified coal ash that is expected to be required to be removed from certain closed coal-fueled generating facilities at estimated costs totaling approximately $45 million. Asset retirement obligations have been recorded, with the costs expected to be recoverable through regulatory mechanisms.
PSCo continues to evaluate the 2024 updates to the CCR Rule, the interpretations of those updates and how they will apply to specific sites. Assessment of the recent updates to the CCR Rule and corresponding site investigation activities may result in updates to estimated costs as well as identification of additional required corrective actions.

AROs — AROs have been recorded for PSCo’s assets.
PSCo’s AROs were as follows:

	2024
(Millions of Dollars)	Jan. 1, 2024	Amounts Incurred (a)	Accretion	Cash Flow Revisions	Dec. 31, 2024
Electric
Steam, hydro and other production	$188	$38	$9	$9	$244
Wind	46	—	2	—	48
Distribution	17	—	1	—	18
Natural gas
Transmission and distribution	132	—	6	—	138
Total liability	$383	$38	$18	$9	$448
(a)Amounts incurred pertain to the CCR coal ash regulations.

	2023
(Millions of Dollars)	Jan. 1, 2023	Accretion	Cash Flow Revisions (a)	Dec. 31, 2023
Electric
Steam, hydro and other production	$180	$8	$—	$188
Wind	44	2	—	46
Distribution	17	—	—	17
Natural gas
Transmission and distribution	235	11	(114)	132
Total liability	$476	$21	$(114)	$383
(a)In 2023, AROs were revised for changes in timing and estimates of cash flows. Changes in gas transmission and distribution AROs were primarily the result of changes to inflation and discount rate assumptions as well as updated mileage of gas lines and number of services.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of PSCo’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2024. Therefore, an ARO has not been recorded for these facilities.
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

Most of PSCo’s leases do not contain a readily determinable discount rate. Therefore, the present value of future lease payments is generally calculated using the estimated incremental borrowing rate (weighted average of 4.5%). For currently existing asset classes, PSCo has elected to utilize the practical expedient under which non-lease components, such as asset maintenance costs included in payments, are not deducted from lease payments for the purposes of lease accounting and disclosure.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
PPAs	$592	$623
Other	106	112
Gross operating lease ROU assets	698	735
Accumulated amortization	(430)	(369)
Net operating lease ROU assets	$268	$366
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
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases.
Finance lease ROU assets:

(Millions of Dollars)	Dec. 31, 2024	Dec. 31, 2023
Gas storage facilities	$160	$160
Gas pipeline	21	21
Gross finance lease ROU assets	181	181
Accumulated amortization	(70)	(67)
Net finance lease ROU assets	$111	$114
Components of lease expense:

(Millions of Dollars)	2024	2023	2022
Operating leases
PPA capacity payments	$84	$89	$91
Other operating leases (a)	20	19	20
Total operating lease expense (b)	$104	$108	$111
Finance leases
Amortization of ROU assets	$3	$3	$4
Interest expense on lease liability	15	15	16
Total finance lease expense	$18	$18	$20
(a)Includes immaterial short-term lease expense for 2024, 2023 and 2022.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

Commitments under operating and finance leases as of Dec. 31, 2024:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2025	$93	$12	$105	$18
2026	74	8	82	18
2027	44	8	52	16
2028	20	8	28	15
2029	13	4	17	15
Thereafter	26	3	29	319
Total minimum obligation	270	43	313	401
Interest component of obligation	(24)	(5)	(29)	(290)
Present value of minimum obligation	$246	$38	284	111
Less current portion			(94)	(4)
Noncurrent operating and finance lease liabilities			$190	$107

Weighted-average remaining lease term in years			4	35.8
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2031.
Fuel Contracts
PSCo has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2025 and 2060. PSCo is required to pay additional amounts depending on actual quantities delivered under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2024:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2025	$153	$267	$124
2026	45	11	129
2027	41	—	130
2028	—	—	86
2029	—	—	41
Thereafter	—	—	580
Total	$239	$278	$1,090
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
PSCo evaluated each of these VIEs for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices and financing activities. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because PSCo does not have the power to direct the activities that most significantly impact the entities’ economic performance. PSCo had approximately 1,207 MW of capacity under long-term PPAs at both Dec. 31, 2024 and 2023, with entities that have been determined to be VIEs. These agreements have expiration dates through 2032.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2024
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19)		$(1)	$(20)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	1	(a)	—	1
Net current period other comprehensive income	1		—	1
Accumulated other comprehensive loss at Dec. 31	$(18)		$(1)	$(19)
(a)Included in interest charges.

	2023
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges		Defined Benefit Pension and Postretirement Items		Total
Accumulated other comprehensive loss at Jan. 1	$(20)		$(2)		$(22)
Losses reclassified from net accumulated other comprehensive loss:
Amortization of interest rate hedges	1	(a)	—		1
Amortization of net actuarial gains	—		1	(b)	1
Net current period other comprehensive income	1		1		2
Accumulated other comprehensive loss at Dec. 31	(19)		(1)		(20)
(a)Included in interest charges.
(b)Included in the computation of net periodic pension and postretirement benefit costs. See Note 9 for further information.

12. Segment Information
PSCo is a wholly owned subsidiary of Xcel Energy. PSCo’s chief operating decision maker, the CEO of Xcel Energy, sets financial performance objectives and budgets and establishes separate targets for regulated electric utility and regulated natural gas utility net income.

The regulated electric utility and regulated natural gas utility segments are managed separately because of inherent differences between activities to serve electric customers and those required to serve natural gas customers, and as the revenue streams are dependent upon regulated rate recovery, which is separately determined for each segment. The CEO assesses financial performance, including quarterly and annual budget-to-actual and year-over-year variances in revenues and expenses, to inform operating decisions, capital investments and cost recovery strategies.
PSCo has the following reportable segments:
•Regulated Electric Utility — The regulated electric utility segment generates, purchases, transmits, distributes and sells electricity in Colorado. This segment includes sales for resale and provides wholesale transmission service to various entities in the United States. The regulated electric utility segment also includes PSCo’s wholesale commodity and trading operations.
•Regulated Natural Gas Utility — The regulated natural gas utility segment purchases, transports, stores, distributes and sells natural gas in portions of Colorado.
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
Other segment expenses, net, for the reportable segments includes conservation and DSM expenses, taxes (other than income taxes), other income, net, intersegment expenses and AFUDC - equity.
Non-segment revenues include steam, appliance repair and non-utility real estate activities. Non-segment net income also includes costs associated with these activities.
Segment information and reconciliations to PSCo’s consolidated operating revenues and net income:

	2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$3,790	$1,443	$5,233
Intersegment revenues	1	10	11
Total segment revenues	3,791	1,453	5,244
Electric fuel and purchased power	1,266	—	1,266
Cost of natural gas sold and transported	—	600	600
O&M expenses	634	276	910
Depreciation and amortization	738	247	985
Other segment expenses, net	270	91	361
Interest charges and financing costs	265	78	343
Income tax (benefit) expense	(8)	29	21
Net income	$626	$132	$758

Total segment revenues			$5,244
Eliminate intersegment revenue			(11)
Non-segment revenues			39
Consolidated operating revenues			$5,272

Total segment net income			$758
Non-segment net income			24
Consolidated net income			$782
(a)Operating revenues include $5 million of other affiliate revenue. See Note 13 for further information.

	2023
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$3,731	$1,734	$5,465
Intersegment revenue	1	—	1
Total segment revenues	3,732	1,734	5,466
Electric fuel and purchased power	1,364	—	1,364
Cost of natural gas sold and transported	—	910	910
O&M expenses	587	261	848
Depreciation and amortization	692	224	916
Other segment expenses, net (b)	338	86	424
Interest charges and financing costs	224	67	291
Income tax (benefit) expense	(2)	37	35
Net income	$529	$149	$678

Total segment revenues			$5,466
Eliminate intersegment revenue			(1)
Non-segment revenues			54
Consolidated operating revenues			$5,519

Total segment net income			$678
Non-segment net income			17
Consolidated net income			$695
(a)Operating revenues include $5 million of other affiliate revenue. See Note 13 for further information.
(b)Other segment expenses, net, for 2023 additionally includes loss on Comanche Unit 3 litigation and workforce reduction expenses.

	2022
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$3,795	$1,860	$5,655
Intersegment revenue	1	—	1
Total segment revenues	3,796	1,860	5,656
Electric fuel and purchased power	1,485	—	1,485
Cost of natural gas sold and transported	—	1,053	1,053
O&M expenses	625	254	879
Depreciation and amortization	650	190	840
Other segment expenses, net	297	75	372
Interest charges and financing costs	200	59	259
Income tax (benefit) expense	(11)	49	38
Net income	$550	$180	$730

Total segment revenues			$5,656
Eliminate intersegment revenue			(1)
Non-segment revenues			53
Consolidated operating revenues			$5,708

Total segment net income			$730
Non-segment net loss			(3)
Consolidated net income			$727
(a)Operating revenues include $5 million of other affiliate revenue. See Note 13 for further information.

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
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2024	2023	2022
Operating revenues:
Other	$5	$5	$5
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	677	679	670
Interest expense	5	5	2
Interest income	1	2	—
Accounts receivable and payable with affiliates at Dec. 31:

	2024		2023
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$7	$—	$—	$5
NSP-Wisconsin	—	2	—	1
SPS	—	8	—	11
Other subsidiaries of Xcel Energy Inc.	14	50	28	66
	$21	$60	$28	$83

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
No such activities occurred in 2024.
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

Internal Control Over Financial Reporting
No changes in PSCo’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2024 that materially affected, or are reasonably likely to materially affect, PSCo’s internal control over financial reporting. PSCo maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. PSCo has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2024 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, PSCo conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, PSCo did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in PSCo’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2025 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2024.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2024, 2023 and 2022.
Consolidated Balance Sheets — As of Dec. 31, 2024 and 2023.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2024, 2023 and 2022.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2024, 2023 and 2022.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of PSCo as Amended and Restated on Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Indenture, dated as of Oct. 1, 1993, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to Morgan Guaranty Trust Company of New York), as Trustee, providing for the issuance of First Collateral Trust Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(d)(3)
4.02*	Supplemental Indenture No. 17, dated as of Aug. 1, 2007, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million of 6.25% First Mortgage Bonds, Series No. 17 due Sept. 1, 2037	PSCo Form 8-K dated Aug. 8, 2007	4.01
4.03*	Supplemental Indenture No. 18, dated as of Aug. 1, 2008, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association, as Trustee, creating $300 million aggregate principal amount of 6.50% First Mortgage Bonds, Series No. 19 due Aug. 1, 2038	PSCo Form 8-K dated Aug. 6, 2008	4.01
4.04*	Supplemental Indenture No. 21, dated as of Aug. 1, 2011, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 4.75% First Mortgage Bonds, Series No. 22 due Aug. 15, 2041	PSCo Form 8-K dated Aug. 9, 2011	4.01
4.05*	Supplemental Indenture No. 22, dated as of Sept. 1, 2012, between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $500 million aggregate principal amount of 3.60% First Mortgage Bonds, Series No. 24 due Sept. 15, 2042	PSCo Form 8-K dated Sept. 11, 2012	4.01
4.06*	Supplemental Indenture No. 23, dated as of March 1, 2013, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 2.50% First Mortgage Bonds, Series No. 25 due March 15, 2023 and $250 million aggregate principal amount of 3.95% First Mortgage Bonds, Series No. 26 due March 15, 2043	PSCo Form 8-K dated March 26, 2013	4.01
4.07*	Supplemental Indenture No. 24, dated as of March 1, 2014, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.30% First Mortgage Bonds, Series No. 27 due March 15, 2044	PSCo Form 8-K dated March 10, 2014	4.01
4.08*	Supplemental Indenture No. 25, dated as of May 1, 2015, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 2.90% First Mortgage Bonds, Series No. 28 due May 15, 2025	PSCo Form 8-K dated May 12, 2015	4.01
4.09*	Supplemental Indenture No. 26, dated as of June 1, 2016, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 3.55% First Mortgage Bonds, Series No. 29 due June 15, 2046	PSCo Form 8-K dated June 13, 2016	4.01
4.10*	Supplemental Indenture No. 27, dated as of June 1, 2017, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 3.80% First Mortgage Bonds, Series No. 30 due June 15, 2047	PSCo Form 8-K dated June 19, 2017	4.01
4.11*	Supplemental Indenture No. 28, dated as of June 1, 2018, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 31 due June 15, 2028, and $350 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 32 due June 15, 2048	PSCo Form 8-K dated June 21, 2018	4.01
4.12*	Supplemental Indenture No. 29, dated as of March 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 4.05% First Mortgage Bonds, Series No. 33 due Sept. 15, 2049	PSCo Form 8-K dated March 13, 2019	4.01
4.13*	Supplemental Indenture No. 30, dated as of Aug. 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $550 million aggregate principal amount of 3.20% First Mortgage Bonds, Series No. 34 due March 1, 2050	PSCo Form 8-K dated August 13, 2019	4.01
4.14*	Supplemental Indenture No. 31, dated as of May 1, 2020, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $375 million aggregate principal amount of 2.70% First Mortgage Bonds, Series No. 35 due Jan. 15, 2051 and $375 million aggregate principal amount of 1.90% First Mortgage Bonds, Series No. 36 due Jan. 15, 2031	PSCo Form 8-K dated May 15, 2020	4.01
4.15*	Supplemental Indenture No. 32, dated as of February 1, 2021, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $750 million aggregate principal amount of 1.875% First Mortgage Bonds, Series No. 37 due June 15, 2031	PSCo Form 8-K dated March 1, 2021	4.01

4.16*	Supplemental Indenture No. 33, dated as of May 1, 2022, by and between PSCo and U.S. Bank Trust Company, National Association, as Trustee, creating $300 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 38 due June 1, 2032 and $400 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 39 due June 1, 2052	PSCo Form 8-K dated May 17, 2022	4.01
4.17*	Supplemental Indenture No. 34, dated as of March 1, 2023, between PSCo and U.S. Bank Trust Company, National Association, as successor Trustee, creating $850 million principal amount of 5.25% First Mortgage Bonds, Series No. 40 due April 1, 2053.	PSCo Form 8-K dated April 3, 2023	4.01
4.18*	Supplemental Indenture dated as of April 1, 2024, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $450 million principal amount of 5.35% First Mortgage Bonds, Series No. 41 due 2034 and $750 million principal amount of 5.75% First Mortgage Bonds, Series No. 42 due 2054.	PSCo Form 8-K dated April 4, 2024	4.01
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08+	Tenth Amendment to Exhibit 10.02 dated May 20, 2024
10.09*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.10*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.11*+	First Amendment to Exhibit 10.10 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.12*+	Second Amendment to Exhibit 10.10 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.13*+	Third Amendment to Exhibit 10.10 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.14*+	Fourth Amendment to Exhibit 10.10 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.15*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.16*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.17*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards in 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.18*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.19*+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.20*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 8-K dated Jan. 20, 2025	10.01
10.21*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.22*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.23*+	Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form S-8 dated May 22, 2024	4.03
10.24*+	Xcel Energy Inc. Stock Program for Non-Employee Directors (Effective May 22, 2024) under the 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.01
10.25+	Form of Award Agreement for Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025
10.26+	Form of Award Agreement for Performance Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025
10.27*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.03
10.28*+	Form of Award Agreement for Restricted Stock under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.04
10.29*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1
10.30+	Aircraft Time Sharing Agreement, effective Feb. 25, 2025, between Xcel Energy Services Inc., as Operator, and the Chief Executive Officer of Operator
10.31*	Fourth Amended and Restated Credit Agreement, dated as of September 19, 2022, among PSCo, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, and Citibank, N.A., MUFG Bank, Ltd., and Wells Fargo Bank, National Association, as Documentation Agents	Xcel Energy Inc. Form 8-K dated Sept. 19, 2022	99.03
23.01	Consent of Independent Registered Public Accounting Firm.

31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Public Service Co. of Colorado and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts
(Millions of Dollars)	2024	2023	2022
Balance at Jan. 1	$56	$54	$40
Additions charged to costs and expenses	32	34	38
Additions charged to other accounts (a)	6	5	18
Deductions from reserves (b)	(44)	(37)	(42)
Balance at Dec. 31	$50	$56	$54
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.

Item 16 — Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF COLORADO

Feb. 27, 2025	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer and Director
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities on the date indicated above.

/s/ ROBERT C. FRENZEL	/s/ ROBERT S. KENNEY
Robert C. Frenzel	Robert S. Kenney
Chairman, Chief Executive Officer and Director	President and Director
(Principal Executive Officer)

/s/ BRIAN J. VAN ABEL	/s/ MELISSA L. OSTROM
Brian J. Van Abel	Melissa L. Ostrom
Executive Vice President, Chief Financial Officer and Director	Senior Vice President, Controller
(Principal Financial Officer)	(Principal Accounting Officer)
SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(D) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT
PSCo has not sent, and does not expect to send, an annual report or proxy statement to its security holder.