Form 10-Q
period 2025-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2025-04-24
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2025
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
SEC	Securities and Exchange Commission

Other
ASU	Accounting standards update
ARRR	Application for rehearing, reargument or reconsideration
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CPCN	Certificate of public convenience and necessity
CSPV	Crystalline Silicon Photovoltaic
ETR	Effective Tax Rate
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
MGP	Manufactured gas plant
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
VIE	Variable interest entity
WMP	Wildfire mitigation plan

Measurements
MW	Megawatts

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2024 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; violations of our Codes of Conduct; our ability to recover costs; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Operating revenues
Electric	$938	$923
Natural gas	627	613
Other	12	13
Total operating revenues	1,577	1,549

Operating expenses
Electric fuel and purchased power	320	341
Cost of natural gas sold and transported	264	319
Cost of sales — other	2	4
Operating and maintenance expenses	242	234
Demand side management expenses	62	40
Depreciation and amortization	273	244
Taxes (other than income taxes)	68	73
Total operating expenses	1,231	1,255

Operating income	346	294

Other income, net	6	9
Allowance for funds used during construction — equity	22	13

Interest charges and financing costs
Interest charges and other financing costs	99	88
Allowance for funds used during construction — debt	(9)	(6)
Total interest charges and financing costs	90	82

Income before income taxes	284	234
Income tax expense	26	15
Net income	$258	$219
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Net income	$258	$219
Total other comprehensive income	—	—
Total comprehensive income	$258	$219
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2025	2024
Operating activities
Net income	$258	$219
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	273	245
Deferred income taxes	38	(3)
Allowance for equity funds used during construction	(22)	(13)
Provision for bad debts	8	8
Changes in operating assets and liabilities:
Accounts receivable	(6)	(12)
Accrued unbilled revenues	61	49
Inventories	(4)	45
Other current assets	(7)	5
Accounts payable	(11)	(118)
Net regulatory assets and liabilities	(32)	70
Other current liabilities	110	109
Pension and other employee benefit obligations	(6)	(5)
Other, net	—	(15)
Net cash provided by operating activities	660	584

Investing activities
Utility capital/construction expenditures	(932)	(663)
Investments in utility money pool arrangement	(505)	(64)
Repayments from utility money pool arrangement	460	64
Net cash used in investing activities	(977)	(663)

Financing activities
Repayments of short-term borrowings, net	(60)	(52)
Borrowings under utility money pool arrangement	52	381
Repayments under utility money pool arrangement	(93)	(182)
Proceeds from issuance of long-term debt	988	—
Capital contributions from parent	134	79
Dividends paid to parent	(89)	(130)
Net cash provided by financing activities	932	96

Net change in cash, cash equivalents and restricted cash	615	17
Cash, cash equivalents and restricted cash at beginning of period	26	13
Cash, cash equivalents and restricted cash at end of period	$641	$30

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(60)	$(77)
Cash received for income taxes, net; includes proceeds from tax credit transfers	43	42

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$443	$215
Inventory transfers to property, plant and equipment	19	18
Operating lease right-of-use assets	55	—
Allowance for equity funds used during construction	22	13
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$641	$26
Accounts receivable, net	471	466
Accounts receivable from affiliates	—	21
Investments in utility money pool arrangement	45	—
Accrued unbilled revenues	310	370
Inventories	213	228
Regulatory assets	173	126
Prepayments and other	180	178
Total current assets	2,033	1,415

Property, plant and equipment, net	24,225	23,341

Other assets
Regulatory assets	1,384	1,362
Operating lease right-of-use assets	318	268
Other	206	208
Total other assets	1,908	1,838
Total assets	$28,166	$26,594

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$250	$250
Borrowings under utility money pool arrangement	—	41
Short-term debt	25	85
Accounts payable	822	700
Accounts payable to affiliates	87	60
Regulatory liabilities	143	139
Taxes accrued	366	277
Accrued interest	103	77
Dividends payable to parent	127	90
Operating lease liabilities	84	94
Other	132	147
Total current liabilities	2,139	1,960

Deferred credits and other liabilities
Deferred income taxes	1,967	1,904
Regulatory liabilities	2,666	2,630
Asset retirement obligations	452	448
Customer advances	94	99
Pension and employee benefit obligations	82	89
Operating lease liabilities	248	190
Other	150	148
Total deferred credits and other liabilities	5,659	5,508

Commitments and contingencies
Capitalization
Long-term debt	9,381	8,391
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at March 31, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	8,376	8,256
Retained earnings	2,630	2,498
Accumulated other comprehensive loss	(19)	(19)
Total common stockholder's equity	10,987	10,735
Total liabilities and equity	$28,166	$26,594
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2025 and 2024
Balance at Dec. 31, 2023	100	$—	$7,412	$2,350	$(20)	$9,742
Net income				219		219
Dividends declared to parent				(164)		(164)
Contribution of capital by parent			50			50
Balance at March 31, 2024	100	$—	$7,462	$2,405	$(20)	$9,847

Balance at Dec. 31, 2024	100	$—	$8,256	$2,498	$(19)	$10,735
Net income				258		258
Dividends declared to parent				(126)		(126)
Contribution of capital by parent			120			120
Balance at March 31, 2025	100	$—	$8,376	$2,630	$(19)	$10,987

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo as of March 31, 2025 and Dec. 31, 2024; the results of PSCo’s operations, including the components of net income, comprehensive income, cash flows and changes in stockholder’s equity for the three months ended March 31, 2025 and 2024.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2025, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2024 balance sheet information has been derived from the audited 2024 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2024.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2024, filed with the SEC on Feb. 27, 2025. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2024 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

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
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. PSCo is currently evaluating the impact of the new disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$519	$516
Less allowance for bad debts	(48)	(50)
Accounts receivable, net	$471	$466

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$108	$99
Fuel	62	62
Natural gas	43	67
Total inventories	$213	$228

(Millions of Dollars)	March 31, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$18,216	$18,033
Natural gas plant	6,896	6,814
Common and other property	1,632	1,616
Plant to be retired (a)	1,017	1,057
Construction work in progress	3,054	2,274
Total property, plant and equipment	30,815	29,794
Less accumulated depreciation	(6,590)	(6,453)
Property, plant and equipment, net	$24,225	$23,341
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$250	$250
Amount outstanding at period end	—	41
Average amount outstanding	1	25
Maximum amount outstanding	41	250
Weighted average interest rate, computed on a daily basis	4.28%	5.33%
Weighted average interest rate at period end	N/A	4.58

Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$700	$700
Amount outstanding at period end	25	85
Average amount outstanding	127	71
Maximum amount outstanding	265	492
Weighted average interest rate, computed on a daily basis	4.59%	5.55%
Weighted average interest rate at period end	4.61	4.58
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At March 31, 2025 and Dec. 31, 2024, there were $29 million and $31 million, respectively, of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
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
At March 31, 2025, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$700	$54	$646
(a)Expires in September 2027.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at March 31, 2025 and Dec. 31, 2024.
Long-Term Borrowings
During the three months ended March 31, 2025, PSCo issued $400 million of 5.35% First Mortgage Bonds due May 15, 2034 and $600 million of 5.85% First Mortgage Bonds due May 15, 2055.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended March 31, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$328	$399	$—	$727
C&I	387	157	12	556
Other	12	—	—	12
Total retail	727	556	12	1,295
Wholesale	61	—	—	61
Transmission	31	—	—	31
Other	13	48	—	61
Total revenue from contracts with customers	832	604	12	1,448
Alternative revenue and other	106	23	—	129
Total revenues	$938	$627	$12	$1,577

	Three Months Ended March 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$329	$400	$3	$732
C&I	418	162	10	590
Other	14	—	—	14
Total retail	761	562	13	1,336
Wholesale	62	—	—	62
Transmission	24	—	—	24
Other	14	40	—	54
Total revenue from contracts with customers	861	602	13	1,476
Alternative revenue and other	62	11	—	73
Total revenues	$923	$613	$13	$1,549

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Three Months Ended March 31
	2025	2024
Federal statutory rate	21.0%	21.0%
State tax (net of federal tax effect)	3.5	3.5
(Decreases) increases:
PTCs (a)	(9.1)	(11.6)
Plant regulatory differences (b)	(5.4)	(5.1)
Other tax credits, net net operating loss & tax credit allowances	(0.8)	(1.3)
Other, net	—	(0.1)
Effective income tax rate	9.2%	6.4%
(a)Wind PTCs (net of estimated transfer discounts) are credited to customers (reduction to revenue) and do not materially impact net income.
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
As of March 31, 2025, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2025, PSCo had no unsettled interest rate derivatives.
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
As of March 31, 2025, PSCo had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	March 31, 2025	Dec. 31, 2024
MWh of electricity	1	1
MMBtu of natural gas	14	19
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
As of March 31, 2025, four of PSCo’s ten most significant counterparties for these activities, comprising $7 million, or 12%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Six of the ten most significant counterparties, comprising $42 million, or 70%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
None of these significant counterparties had credit quality less than investment grade, based on internal analysis. Eight of these significant counterparties are municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.

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
As of March 31, 2025 and Dec. 31, 2024, there were no derivative liabilities position with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
There were no derivative instruments in a liability position with such underlying contract provisions as of March 31, 2025, with approximately $6 million as of Dec. 31, 2024.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2025 and Dec. 31, 2024.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

	Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Accumulated Other Comprehensive Loss	Regulatory (Assets) and Liabilities
Three Months Ended March 31, 2025
Other derivative instruments
Natural gas commodity	$—	$6	(a)
Total	$—	$6

Three Months Ended March 31, 2024
Other derivative instruments
Natural gas commodity	$—	$—
Total	$—	$—
(a)Other than $2 million of 2025 gains recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.

	Pre-Tax Losses Reclassified into Income During the Period from:	Pre-Tax Gains (Losses) Recognized During the Period in Income
(Millions of Dollars)	Regulatory Assets and Liabilities
Three Months Ended March 31, 2025
Other derivative instruments:
Commodity trading	$—	$(1)	(a)
Natural gas commodity	—	(9)	(b)(c)
Total	$—	$(10)

Three Months Ended March 31, 2024
Other derivative instruments:
Commodity trading	$—	$(8)	(a)
Natural gas commodity	$—	$(8)	(b)(c)
Total	$—	$(16)
(a)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(b)Other than $2 million of 2025 and 2024 losses recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(c)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2025 and 2024.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$3	$2	$—	$5	$(4)	$1	$2	$—	$—	$2	$(1)	$1
Natural gas commodity	—	—	—	—	—	—	—	9	—	9	—	9
Total current derivative assets (b)	$3	$2	$—	$5	$(4)	$1	$2	$9	$—	$11	$(1)	$10
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$5	$3	$—	$8	$(3)	$5	$5	$4	$—	$9	$(3)	$6
Total noncurrent derivative assets (b)	$5	$3	$—	$8	$(3)	$5	$5	$4	$—	$9	$(3)	$6

	March 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$3	$1	$—	$4	$(4)	$—	$1	$—	$—	$1	$(1)	$—
Natural gas commodity	—	—	—	—	—	—	—	6	—	6	—	6
Total current derivative liabilities (b)	$3	$1	$—	$4	$(4)	$—	$1	$6	$—	$7	$(1)	$6
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$2	$2	$—	$4	$(4)	$—	$2	$2	$—	$4	$(4)	$—
Total noncurrent derivative liabilities (b)	$2	$2	$—	$4	$(4)	$—	$2	$2	$—	$4	$(4)	$—
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At March 31, 2025 and Dec. 31, 2024, derivative assets and liabilities include no obligations to return cash collateral. At both March 31, 2025 and Dec. 31, 2024, derivative assets and liabilities include rights to reclaim cash collateral of $1 million. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Current derivative assets are included in prepayments and other as of March 31, 2025 and Dec. 31, 2024. Total noncurrent derivative assets are included in other long-term assets as of March 31, 2025 and Dec. 31, 2024. Total current derivative liabilities are included in other current liabilities and total noncurrent derivative liabilities are included in other deferred credits and other liabilities as of March 31, 2025 and Dec. 31, 2024.
Fair Value of Long-Term Debt
As of March 31, 2025, other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$9,631	$8,556	$8,641	$7,515
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	15	14	5	4
Expected return on plan assets (a)	(20)	(19)	(4)	(4)
Amortization of net loss (a)	1	2	—	1
Net periodic benefit cost	1	2	1	1
Effects of regulation	(1)	—	—	—
Net benefit cost recognized for financial reporting	$—	$2	$1	$1
(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2025, contributions totaling $125 million were made across Xcel Energy’s pension plans, of which $7 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2025.

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
PSCo is aware of 307 complaints, most of which have also named Xcel Energy Inc. and Xcel Energy Services Inc. as additional defendants, relating to the Marshall Fire. The complaints are on behalf of at least 4,087 plaintiffs. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, wrongful death, willful and wanton conduct, negligent infliction of emotional distress, loss of consortium and inverse condemnation. Certain of the complaints also seek exemplary damages. In addition to asserting claims against PSCo, Xcel Energy, Inc. and Xcel Energy Services, various Plaintiffs, including insurance company plaintiffs, asserted claims against certain telecommunications companies (the Telecom Companies). In April 2025, most of the remaining plaintiffs amended their complaints to also assert claims against the Telecom Companies.
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
Expert discovery in the case is ongoing. In addition to the Sheriff’s Report conclusions that PSCo’s power lines likely caused the second ignition and that an underground coal fire was a possible cause of the second ignition, two other theories about the cause of the second ignition have been put forth by various plaintiffs in expert reports that were submitted in the first quarter of 2025. The first is that partially unattached telecommunications equipment contacted PSCo’s power lines, and the second is that an unidentified flying object struck PSCo’s power lines.
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
In February 2025, PSCo received answer testimony from CPUC Staff and UCA including proposed disallowances, primarily for replacement power and lost capacity. CPUC Staff recommended a disallowance of $21 million and UCA’s testimony included recommendations for total disallowances ranging from $71 million to $138 million. PSCo filed its rebuttal testimony in March 2025, responding to answer testimony and continuing to assert that its actions related to the project were prudent, and that therefore no disallowance should be granted.
In April 2025, PSCo and CPUC Staff filed a settlement agreement that would resolve the matter, with terms including reduced return on the upgrade project totaling $8 million, recognized over five years.
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
PSCo has approximately $6 million of remaining liabilities for resolution of these issues; however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
Investigation and/or corrective action related to groundwater impacts are currently underway at certain active and closed coal-generating facilities at a current estimated cost of at least $45 million. In addition, PSCo expects to incur $5 million for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. AROs have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
PSCo has also identified coal ash that is expected to be required to be removed from certain closed coal-fueled generating facilities at estimated costs totaling approximately $45 million. AROs have been recorded, with the costs expected to be recoverable through regulatory mechanisms.
PSCo continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.

Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$23	$21
Other operating leases (a)	4	5
Total operating lease expense (b)	$27	$26
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	4	4
Total finance lease expense	$5	$5
(a)Includes immaterial short-term lease expense for both 2025 and 2024.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of March 31, 2025:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$344	$38	$382	$396
Interest component of obligation	(46)	(4)	(50)	(286)
Present value of minimum obligation	$298	$34	332	110
Less current portion			(84)	(4)
Noncurrent operating and finance lease liabilities			$248	$106
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
PSCo had approximately 1,207 MW of capacity under long-term PPAs at both March 31, 2025 and Dec. 31, 2024, with entities that have been determined to be VIEs. These agreements have expiration dates through 2032.

10. Segment Information
Segment information and reconciliation to PSCo’s consolidated net income:

	Three Months Ended March 31, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$938	$627	$1,565
Intersegment revenues	—	2	2
Total segment revenues	938	629	1,567
Electric fuel and purchased power	320	—	320
Cost of natural gas sold and transported	—	264	264
O&M expenses	165	73	238
Depreciation and amortization	200	71	271
Other segment expenses, net	70	35	105
Interest charges and financing costs	70	20	90
Income tax (benefit) expense	(8)	37	29
Net income	$121	$129	$250

Total segment net income			$250
Non-segment net income			8
Consolidated net income			$258
(a)Operating revenues include $2 million of other affiliate revenue.

	Three Months Ended March 31, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$923	$613	$1,536
Electric fuel and purchased power	341	—	341
Cost of natural gas sold and transported	—	319	319
O&M expenses	155	75	230
Depreciation and amortization	182	60	242
Other segment expenses, net	69	22	91
Interest charges and financing costs	63	18	81
Income tax (benefit) expense	(9)	26	17
Net income	$122	$93	$215

Total segment net income			$215
Non-segment net income			4
Consolidated net income			$219
(a)Operating revenues include $1 million of other affiliate revenue.
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

Results of Operations
PSCo’s net income was $258 million for the three months ended March 31, 2025 compared with $219 million for the prior year. The change was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased depreciation and interest charges.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended March 31, 2025 vs. 2024
Non-fuel riders	$28
Conservation and demand side management (offset in expense)	11
Estimated impact of weather	4
Recovery of lower cost of electric fuel and purchased power	(23)
Other, net	(5)
Total increase	$15
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended March 31, 2025 vs. 2024
Regulatory rate outcome	$53
Conservation revenue (offset in expense)	11
Estimated impact of weather	9
Recovery of lower cost of natural gas	(53)
Other, net	(6)
Total increase	$14
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $21 million year-to-date. The decrease was due to timing of fuel recovery mechanisms, partially offset by increased prices.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $55 million year-to-date. The decrease was primarily due to timing of fuel recovery mechanisms, partially offset by increased volumes.
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $29 million year-to-date. The increase was primarily due to system investment.
Interest Charges — Interest charges increased $11 million year-to-date, largely due to increased long-term debt levels and higher interest rates.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2024, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.

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
In December 2023, the CPUC approved a framework for PIMs associated with the generation projects in the portfolio. In September 2024, PSCo filed a proposal for implementation of the PIMs. In April 2025, PSCo filed an unopposed settlement, which establishes key details of the various symmetrical PIMs. Key terms include:
•A cost-to-construct PIM, in which costs over or under a deadband will be used to calculate a PIM to be shared with customers over 10 years, beginning after the in-service date.
•An operational PIM on wind and solar projects based on annual weather-normalized, curtailment-adjusted energy amounts, subject to a cap of approximately $8 million per year.
•An availability PIM on new gas generation approved in the resource plan, subject to a cap of $1 million per year.
A CPUC decision on the settlement is expected by the third quarter of 2025.
In September 2024, PSCo filed a proposed framework for CPUC review of pricing adjustments for both company owned and PPA resources to enable delivery of the approved portfolio in light of supply chain and geopolitical developments. In January 2025, the CPUC issued a decision granting limited potential pricing relief including potential tariff impacts, subject to evaluation in future CPCN proceedings for company owned projects.
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
Answer testimony was received in April 2025. The remaining procedural schedule is as follows:
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
The WMP integrates industry experience; incorporates evolving risk assessment methodologies; adds new technology; and expands the scope, pace and scale of our work to reduce wildfire risk in a comprehensive and efficient manner.
In April 2025, PSCo filed with the CPUC a comprehensive and unanimous settlement. Key terms include:
•Approval of the updated WMP, including scope of mitigation activities and the Public Safety Power Shutoffs plan, with certain modifications.
•Cost recovery of proposed investments through a Wildfire Mitigation Adjustment rider and recovery of transmission investments through the Transmission Cost Adjustment rider.
•PSCo agrees to request approval to pursue securitization of an estimated $1.2 billion of proposed WMP investments, with a target to complete the transaction by Jan. 1, 2029.
•Extension of the excess liability insurance deferral, with a cap of $50 million after PSCo’s current policy year, which ends October 2025.
A CPUC decision is expected by the third quarter of 2025.

Colorado Senate Bill 23-291 — In May 2023, Colorado Senate Bill 23-291 was signed into law. The legislation included a number of topics including for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers.
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
In April 2025, the U.S. Department of Commerce announced its final determination in the countervailing duty circumvention and anti-dumping investigations. The rates will go into effect after the U.S. International Trade Commission makes its final determination, expected in the second quarter of 2025. Xcel Energy does not expect these determinations to impact its projects.
In January of 2025, the U.S. International Trade Commission made an affirmative determination in the preliminary phase of the anti-dumping and countervailing duty investigations concerning Active Anode Material, a component of lithium-ion batteries, from China. This case will be reviewed by the U.S. Department of Commerce and the International Trade Commission over the course of 2025.
In 2025, several executive orders have been issued imposing new global and country-specific tariffs on many imports, which may impact our procurement and development activities. Due to the current tariff level on Chinese products, utility-scale battery projects are at most risk to be impacted in terms of cost and/or schedule. Additionally, executive orders have been issued relating to the permitting of wind projects and the retirement of coal facilities.
PSCo continues to assess the impacts of these tariffs, executive orders, trade complaints and federal policies on its business, including company owned projects and PPAs. PSCo may seek regulatory relief, if required.
Continued and/or further policy actions or other restrictions, disruptions in imports from key suppliers, or any new trade complaint could impact viability, timelines and costs of various projects and PPAs.

Environmental Regulation
In March 2025, the EPA announced that the agency will undertake various regulatory actions addressing a wide range of environmental regulations. This includes action on the 2024 power plant greenhouse gas regulations, Effluent Limitation Guidelines and 2024 amendments to the CCR Rule, though no formal actions have been taken on these regulations to date. We will continue to monitor and respond as appropriate to EPA’s administrative efforts to take action.
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
As of March 31, 2025, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2024, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2025.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01	Supplemental Indenture No. 36 dated as of March 1, 2025, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $600 million principal amount of 5.85% First Mortgage Bonds, Series No. 43 due 2055.	PSCo Form 8-K dated March 20, 2025	4.03
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

04/24/2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)