Form 10-Q
period 2025-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2025-07-31
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____________ to ___________

Commission File Number: 001-03280

Public Service Company of Colorado
(Exact Name of Registrant as Specified in its Charter)

Colorado			84-0296600
(State or Other Jurisdiction of Incorporation or Organization)			(I.R.S. Employer Identification No.)

3500 Blake Street,	Denver,	Colorado	80205
(Address of Principal Executive Offices)			(Zip Code)

(303)	571-7511
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 31, 2025
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
SEC	Securities and Exchange Commission

Other
ASU	Accounting standards update
ARRR	Application for rehearing, reargument or reconsideration
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CPCN	Certificate of public convenience and necessity
CSPV	Crystalline Silicon Photovoltaic
DSM	Demand side management
ETR	Effective Tax Rate
GAAP	United States generally accepted accounting principles
IPP	Independent power producing entity
MGP	Manufactured gas plant
O&M	Operating and maintenance
OBBB	One Big Beautiful Bill Act
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
SIP	State implementation plan
VIE	Variable interest entity
WMP	Wildfire mitigation plan

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Operating revenues
Electric	$958	$891	$1,896	$1,814
Natural gas	260	244	887	857
Other	8	8	20	21
Total operating revenues	1,226	1,143	2,803	2,692

Operating expenses
Electric fuel and purchased power	309	303	629	644
Cost of natural gas sold and transported	80	89	344	408
Cost of sales — other	1	1	3	5
Operating and maintenance expenses	238	239	480	473
Demand side management expenses	50	36	112	76
Depreciation and amortization	270	248	543	492
Taxes (other than income taxes)	73	65	141	138
Total operating expenses	1,021	981	2,252	2,236

Operating income	205	162	551	456

Other income, net	10	19	16	28
Allowance for funds used during construction — equity	30	18	52	31

Interest charges and financing costs
Interest charges and other financing costs	102	95	201	183
Allowance for funds used during construction — debt	(13)	(6)	(22)	(12)
Total interest charges and financing costs	89	89	179	171

Income before income taxes	156	110	440	344
Income tax (benefit) expense	—	(9)	26	6
Net income	$156	$119	$414	$338
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net income	$156	$119	$414	$338
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax	1	1	1	1

Total other comprehensive income	1	1	1	1
Total comprehensive income	$157	$120	$415	$339

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2025	2024
Operating activities
Net income	$414	$338
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	544	493
Deferred income taxes	75	11
Allowance for equity funds used during construction	(52)	(31)
Provision for bad debts	13	15
Changes in operating assets and liabilities:
Accounts receivable	81	64
Accrued unbilled revenues	63	31
Inventories	(37)	27
Other current assets	(30)	(6)
Accounts payable	(20)	(77)
Net regulatory assets and liabilities	(34)	122
Other current liabilities	(119)	(101)
Pension and other employee benefit obligations	(6)	(5)
Other, net	(7)	117
Net cash provided by operating activities	885	998

Investing activities
Utility capital/construction expenditures	(1,993)	(1,459)
Investments in utility money pool arrangement	(831)	(234)
Repayments from utility money pool arrangement	831	234
Net cash used in investing activities	(1,993)	(1,459)

Financing activities
Repayments of short-term borrowings, net	(85)	(320)
Borrowings under utility money pool arrangement	610	381
Repayments under utility money pool arrangement	(651)	(432)
Proceeds from issuance of long-term debt	988	1,184
Repayments of long-term debt	(250)	—
Capital contributions from parent	739	564
Dividends paid to parent	(217)	(236)
Net cash provided by financing activities	1,134	1,141

Net change in cash, cash equivalents and restricted cash	26	680
Cash, cash equivalents and restricted cash at beginning of period	26	13
Cash, cash equivalents and restricted cash at end of period	$52	$693

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(162)	$(147)
Cash received for income taxes, net; includes proceeds from tax credit transfers	29	10

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$577	$205
Inventory transfers to property, plant and equipment	57	38
Operating lease right-of-use assets	140	—
Allowance for equity funds used during construction	52	31
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$52	$26
Accounts receivable, net	379	466
Accounts receivable from affiliates	31	21
Accrued unbilled revenues	307	370
Inventories	228	228
Regulatory assets	163	126
Prepayments and other	202	178
Total current assets	1,362	1,415

Property, plant and equipment, net	25,194	23,341

Other assets
Regulatory assets	1,442	1,362
Operating lease right-of-use assets	387	268
Other	213	208
Total other assets	2,042	1,838
Total assets	$28,598	$26,594

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$250
Borrowings under utility money pool arrangement	—	41
Short-term debt	—	85
Accounts payable	946	700
Accounts payable to affiliates	89	60
Regulatory liabilities	159	139
Taxes accrued	153	277
Accrued interest	88	77
Dividends payable to parent	119	90
Operating lease liabilities	73	94
Other	128	147
Total current liabilities	1,755	1,960

Deferred credits and other liabilities
Deferred income taxes	2,028	1,904
Regulatory liabilities	2,678	2,630
Asset retirement obligations	457	448
Customer advances	85	99
Pension and employee benefit obligations	81	89
Operating lease liabilities	323	190
Other	149	148
Total deferred credits and other liabilities	5,801	5,508

Commitments and contingencies
Capitalization
Long-term debt	9,382	8,391
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at June 30, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	9,012	8,256
Retained earnings	2,666	2,498
Accumulated other comprehensive loss	(18)	(19)
Total common stockholder's equity	11,660	10,735
Total liabilities and equity	$28,598	$26,594
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2025 and 2024
Balance at March 31, 2024	100	$—	$7,462	$2,405	$(20)	$9,847
Net income				119		119
Other comprehensive income					1	1
Dividends declared to parent				(106)		(106)
Contribution of capital by parent			517			517
Balance at June 30, 2024	100	$—	$7,979	$2,418	$(19)	$10,378

Balance at March 31, 2025	100	$—	$8,376	$2,630	$(19)	$10,987
Net income				156		156
Other comprehensive income					1	1
Dividends declared to parent				(120)		(120)
Contribution of capital by parent			636			636
Balance at June 30, 2025	100	$—	$9,012	$2,666	$(18)	$11,660

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2025 and 2024
Balance at Dec. 31, 2023	100	$—	$7,412	$2,350	$(20)	$9,742
Net income				338		338
Other comprehensive income					1	1
Dividends declared to parent				(270)		(270)
Contribution of capital by parent			567			567
Balance at June 30, 2024	100	$—	$7,979	$2,418	$(19)	$10,378

Balance at Dec. 31, 2024	100	$—	$8,256	$2,498	$(19)	$10,735
Net income				414		414
Other comprehensive income					1	1
Dividends declared to parent				(246)		(246)
Contribution of capital by parent			756			756
Balance at June 30, 2025	100	$—	$9,012	$2,666	$(18)	$11,660
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo as of June 30, 2025 and Dec. 31, 2024; the results of PSCo’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and six months ended June 30, 2025 and 2024; and PSCo’s cash flows for the six months ended June 30, 2025 and 2024.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2025, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2024 balance sheet information has been derived from the audited 2024 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2024.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$421	$516
Less allowance for bad debts	(42)	(50)
Accounts receivable, net	$379	$466

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$118	$99
Fuel	67	62
Natural gas	43	67
Total inventories	$228	$228

(Millions of Dollars)	June 30, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$19,069	$18,033
Natural gas plant	6,966	6,814
Common and other property	1,649	1,616
Plant to be retired (a)	975	1,057
Construction work in progress	3,192	2,274
Total property, plant and equipment	31,851	29,794
Less accumulated depreciation	(6,657)	(6,453)
Property, plant and equipment, net	$25,194	$23,341
(a)Amounts include Comanche Units 2 and 3, Craig Units 1 and 2, Hayden Units 1 and 2 and coal generation assets at Pawnee pending facility gas conversion. Amounts are presented net of accumulated depreciation.
Amounts reported in prepayments and other current assets on PSCo’s consolidated balance sheets include $103 million and $71 million of receivables from insurers for legal fees and related costs as of June 30, 2025 and Dec. 31, 2024, respectively.

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$250	$250
Amount outstanding at period end	—	41
Average amount outstanding	68	25
Maximum amount outstanding	250	250
Weighted average interest rate, computed on a daily basis	4.33%	5.33%
Weighted average interest rate at period end	N/A	4.58

Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$1,200	$700
Amount outstanding at period end	—	85
Average amount outstanding	13	71
Maximum amount outstanding	110	492
Weighted average interest rate, computed on a daily basis	4.60%	5.55%
Weighted average interest rate at period end	N/A	4.58
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At June 30, 2025 and Dec. 31, 2024, there were $30 million and $31 million, respectively, of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
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
In May 2025, PSCo entered into an amended five-year credit agreement with a syndicate of banks, with substantially the same terms and conditions as the prior credit agreements. The borrowing limit for PSCo was increased from $700 million to $1.2 billion, and the maturity was extended from September 2027 to December 2029.
PSCo has the right to request an extension of the revolving credit facility termination date for two additional one-year periods. All extension requests are subject to majority bank group approval.
At June 30, 2025, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$1,200	$30	$1,170
(a)Expires in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2025 and Dec. 31, 2024.
Long-Term Borrowings
During the six months ended June 30, 2025, PSCo issued $400 million of 5.35% First Mortgage Bonds due May 15, 2034 and $600 million of 5.85% First Mortgage Bonds due May 15, 2055.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$299	$145	$1	$445
C&I	448	67	7	522
Other	13	—	—	13
Total retail	760	212	8	980
Wholesale	49	—	—	49
Transmission	26	—	—	26
Other	16	37	—	53
Total revenue from contracts with customers	851	249	8	1,108
Alternative revenue and other	107	11	—	118
Total revenues	$958	$260	$8	$1,226

	Three Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$301	$142	$—	$443
C&I	427	64	8	499
Other	13	—	—	13
Total retail	741	206	8	955
Wholesale	51	—	—	51
Transmission	21	—	—	21
Other	18	30	—	48
Total revenue from contracts with customers	831	236	8	1,075
Alternative revenue and other	60	8	—	68
Total revenues	$891	$244	$8	$1,143

	Six Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$627	$544	$1	$1,172
C&I	835	224	19	1,078
Other	25	—	—	25
Total retail	1,487	768	20	2,275
Wholesale	110	—	—	110
Transmission	56	—	—	56
Other	29	85	—	114
Total revenue from contracts with customers	1,682	853	20	2,555
Alternative revenue and other	214	34	—	248
Total revenues	$1,896	$887	$20	$2,803

	Six Months Ended June 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$630	$542	$3	$1,175
C&I	845	226	18	1,089
Other	27	—	—	27
Total retail	1,502	768	21	2,291
Wholesale	113	—	—	113
Transmission	45	—	—	45
Other	32	70	—	102
Total revenue from contracts with customers	1,692	838	21	2,551
Alternative revenue and other	122	19	—	141
Total revenues	$1,814	$857	$21	$2,692

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Six Months Ended June 30
	2025	2024
Federal statutory rate	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	3.5	3.5
(Decreases) increases:
PTCs (a)	(12.0)	(16.5)
Plant regulatory differences (b)	(5.6)	(5.1)
Other tax credits, net operating loss & tax credit allowances	(0.9)	(1.3)
Other, net	(0.1)	0.1
Effective income tax rate	5.9%	1.7%
(a)Wind PTCs (net of estimated transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
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
As of June 30, 2025, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2025, PSCo had no unsettled interest rate derivatives.
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
As of June 30, 2025, PSCo had no commodity contracts designated as cash flow hedges.

Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	June 30, 2025	Dec. 31, 2024
MWh of electricity	1	1
MMBtu of natural gas	13	19
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
As of June 30, 2025, three of PSCo’s ten most significant counterparties for these activities, comprising $4 million, or 10%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Seven of the ten most significant counterparties, comprising $31 million, or 71%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
None of these significant counterparties had credit quality less than investment grade, based on internal analysis.
Six of these significant counterparties are municipal or cooperative electric entities, Regional Transmission Organizations or other utilities.
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
As of June 30, 2025 and Dec. 31, 2024, there were no derivative liabilities position with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
There were no derivative instruments in a liability position with such underlying contract provisions as of June 30, 2025, with approximately $6 million as of Dec. 31, 2024.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2025 and Dec. 31, 2024.
Recurring Derivative Fair Value Measurements
Changes in the fair value of natural gas commodity derivatives recognized as regulatory assets and liabilities included immaterial net gains and losses for the three and six months ended June 30, 2025 and 2024. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

(Millions of Dollars)	Pre-Tax Losses Reclassified into Income During the Period from Accumulated Other Comprehensive Loss		Pre-Tax Gains (Losses) Recognized During the Period in Income
Three Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—
Total	$1		$—
Other derivative instruments:
Commodity trading	$—		$2	(b)
Total	$—		$2

Six Months Ended June 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—
Total	$1		$—
Other derivative instruments:
Commodity trading	$—		$2	(b)
Natural gas commodity	—		(9)	(c)(d)
Total	$—		$(7)

Three Months Ended June 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—
Total	$1		$—

Six Months Ended June 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(a)	$—
Total	$1		$—
Other derivative instruments:
Commodity trading	$—		$(8)	(b)
Natural gas commodity	—		(8)	(c)(d)
Total	$—		$(16)
(a)Recorded to interest charges.
(b)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(c)Other than $2 million of 2025 and 2024 losses recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the six months ended June 30, 2025 and 2024.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$2	$2	$—	$4	$(3)	$1	$2	$—	$—	$2	$(1)	$1
Natural gas commodity	—	—	—	—	—	—	—	9	—	9	—	9
Total current derivative assets (b)	$2	$2	$—	$4	$(3)	$1	$2	$9	$—	$11	$(1)	$10
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$5	$4	$—	$9	$(1)	$8	$5	$4	$—	$9	$(3)	$6
Total noncurrent derivative assets (b)	$5	$4	$—	$9	$(1)	$8	$5	$4	$—	$9	$(3)	$6

	June 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$2	$1	$—	$3	$(3)	$—	$1	$—	$—	$1	$(1)	$—
Natural gas commodity	—	—	—	—	—	—	—	6	—	6	—	6
Total current derivative liabilities (b)	$2	$1	$—	$3	$(3)	$—	$1	$6	$—	$7	$(1)	$6
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$1	$1	$—	$2	$(2)	$—	$2	$2	$—	$4	$(4)	$—
Total noncurrent derivative liabilities (b)	$1	$1	$—	$2	$(2)	$—	$2	$2	$—	$4	$(4)	$—
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2025 and Dec. 31, 2024, derivative assets and liabilities include no obligations to return cash collateral. At both June 30, 2025 and Dec. 31, 2024, derivative assets and liabilities include rights to reclaim cash collateral of $1 million. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Current derivative assets are included in prepayments and other as of June 30, 2025 and Dec. 31, 2024. Total noncurrent derivative assets are included in other long-term assets as of June 30, 2025 and Dec. 31, 2024. Total current derivative liabilities are included in other current liabilities and total noncurrent derivative liabilities are included in other deferred credits and other liabilities as of June 30, 2025 and Dec. 31, 2024.
Fair Value of Long-Term Debt
As of June 30, 2025, other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$9,382	$8,267	$8,641	$7,515
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	15	14	5	4
Expected return on plan assets (a)	(20)	(19)	(5)	(4)
Amortization of net loss (a)	2	1	1	—
Net periodic benefit cost	2	1	1	—
Effects of regulation	(1)	(4)	—	—
Net benefit cost (credit) recognized for financial reporting	$1	$(3)	$1	$—

	Six Months Ended June 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$10	$10	$—	$—
Interest cost (a)	30	28	10	8
Expected return on plan assets (a)	(40)	(38)	(9)	(8)
Amortization of net loss (a)	3	3	1	1
Net periodic benefit cost	3	3	2	1
Effects of regulation	(2)	(4)	—	—
Net benefit cost (credit) recognized for financial reporting	$1	$(1)	$2	$1
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
In September 2024, the Judge presiding over the consolidated cases in Boulder County issued an order regarding the trial that resolves, on a preliminary basis, certain disputes over the structure of the September 2025 trial. The Court ruled that all Plaintiffs should be bound by a trial on liability unless they opt-out with good cause. The Court also ruled that liability and damages should be largely or entirely tried separately, meaning that common questions of law and fact regarding liability would be decided first, and a majority or all of the damages phase will occur separately following the liability phase of trial. The individual plaintiffs filed a motion for reconsideration of the opt-out portion of this order, which the Court denied in November 2024, confirming that plaintiffs will have to demonstrate good cause in order to opt out of the trial. The Court also denied PSCo’s request for a change in venue, ruling that the trial will take place in Boulder County. In June 2025, the Court dismissed Xcel Energy, Inc. from the complaints that named that entity as a defendant, due to lack of jurisdiction.
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
In the event PSCo or Xcel Energy Services Inc. was found liable related to this litigation and were required to pay damages, such amounts could exceed our insurance coverage of approximately $500 million (of which approximately $400 million of coverage remains after consideration of legal costs incurred through June 30, 2025) and have a material adverse effect on our financial condition, results of operations or cash flows. However, due to uncertainty as to the cause of the fire and the extent and magnitude of potential damages, PSCo and Xcel Energy Services Inc. are unable to estimate the amount or range of possible losses in connection with the Marshall Fire.
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
In February 2025, CPUC Staff recommended a disallowance of $21 million and UCA recommended a range of disallowances from $71 million to $138 million.
In April 2025, PSCo and CPUC Staff filed a settlement agreement that would resolve the matter, with terms including reduced return on the upgrade project totaling $8 million, recognized over five years.
In June 2025, the ALJ recommended that the CPUC approve the settlement. A final decision is expected in the third quarter of 2025.
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
PSCo has also identified coal ash that is expected to be required to be removed from certain closed coal-generating facilities at estimated costs totaling approximately $45 million. AROs have been recorded, with the costs expected to be recoverable through regulatory mechanisms.

PSCo continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
In July 2025, the EPA issued a proposed rule amending the CCR Legacy rule. The proposal seeks to extend deadlines for various regulatory actions and clarify previous information regarding implementation of the rule. PSCo is reviewing the rule to determine any potential impacts.
Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$20	$20
Other operating leases (a)	4	5
Total operating lease expense (b)	$24	$25
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	3	3
Total finance lease expense	$4	$4
(a)Includes immaterial short-term lease expense.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.

	Six Months Ended June 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$43	$41
Other operating leases (a)	8	10
Total operating lease expense (b)	$51	$51
Finance leases
Amortization of ROU assets	$2	$2
Interest expense on lease liability	7	7
Total finance lease expense	$9	$9
(a)Includes immaterial short-term lease expense.
(b)PPA capacity payments are included in electric fuel and purchased power on the consolidated statements of income. Expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Commitments under operating and finance leases as of June 30, 2025:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$321	$179	$500	$391
Interest component of obligation	(42)	(62)	(104)	(282)
Present value of minimum obligation	$279	$117	396	109
Less current portion			(73)	(4)
Noncurrent operating and finance lease liabilities			$323	$105
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
PSCo had 1,207 MW of capacity under long-term PPAs at both June 30, 2025 and Dec. 31, 2024, with entities that have been determined to be VIEs. These agreements have expiration dates through 2033.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(18)	$(1)	$(19)	$(19)	$(1)	$(20)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at June 30	$(17)	$(1)	$(18)	$(18)	$(1)	$(19)
(a) Included in interest charges.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(18)	$(1)	$(19)	$(19)	$(1)	$(20)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at June 30	$(17)	$(1)	$(18)	$(18)	$(1)	$(19)
(a)Included in interest charges.

11. Segment Information
Segment information and reconciliation to PSCo’s consolidated net income:

	Three Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$958	$260	$1,218
Intersegment revenues	—	3	3
Total segment revenues	958	263	1,221
Electric fuel and purchased power	309	—	309
Cost of natural gas sold and transported	—	80	80
O&M expenses	165	69	234
Depreciation and amortization	196	72	268
Other segment expenses, net	66	21	87
Interest charges and financing costs	70	20	90
Income tax (benefit) expense	—	(3)	(3)
Net income	$152	$4	$156
(a)Operating revenues include $1 million of other affiliate revenue.

	Three Months Ended June 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$891	$244	$1,135
Electric fuel and purchased power	303	—	303
Cost of natural gas sold and transported	—	89	89
O&M expenses	170	66	236
Depreciation and amortization	186	60	246
Other segment expenses, net	53	18	71
Interest charges and financing costs	69	20	89
Income tax benefit	(10)	(4)	(14)
Net income	$120	$(5)	$115

Total segment net income			$115
Non-segment net income			4
Consolidated net income			$119
(a)Operating revenues include $1 million of other affiliate revenue.

	Six Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,896	$887	$2,783
Intersegment revenues	—	5	5
Total segment revenues	1,896	892	2,788
Electric fuel and purchased power	629	—	629
Cost of natural gas sold and transported	—	344	344
O&M expenses	330	142	472
Depreciation and amortization	396	143	539
Other segment expenses, net	136	56	192
Interest charges and financing costs	140	40	180
Income tax (benefit) expense	(8)	34	26
Net income	$273	$133	$406

Total segment net income			$406
Non-segment net income			8
Consolidated net income			$414
(a)Operating revenues include $3 million of other affiliate revenue.

	Six Months Ended June 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,814	$857	$2,671
Electric fuel and purchased power	644	—	644
Cost of natural gas sold and transported	—	408	408
O&M expenses	326	140	466
Depreciation and amortization	369	119	488
Other segment expenses, net	120	42	162
Interest charges and financing costs	132	38	170
Income tax (benefit) expense	(19)	22	3
Net income	$242	$88	$330

Total segment net income			$330
Non-segment net income			8
Consolidated net income			$338
(a)Operating revenues include $2 million of other affiliate revenue.
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

Results of Operations
PSCo’s net income was $414 million for the six months ended June 30, 2025 compared with $338 million for the prior year. The change was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased depreciation and interest charges.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Six Months Ended June 30, 2025 vs. 2024
Non-fuel riders	$62
Conservation and demand side management (offset in expense)	20
Transmission revenues	11
Sales and demand	6
Recovery of lower cost of electric fuel and purchased power	(16)
Estimated impact of weather	(15)
Other, net	14
Total increase	$82
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Six Months Ended June 30, 2025 vs. 2024
Regulatory rate outcome	$72
Conservation revenue (offset in expense)	16
Estimated impact of weather	11
Recovery of lower cost of natural gas	(59)
Other, net	(10)
Total increase	$30
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $15 million year-to-date. The decrease was due to timing of fuel recovery mechanisms and decreased volumes, partially offset by increased commodity prices.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $64 million year-to-date. The decrease was primarily due to timing of fuel recovery mechanisms, partially offset by increased commodity prices and volumes.
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $51 million year-to-date. The increase was primarily due to system investment.
Interest Charges — Interest charges increased $18 million year-to-date, largely due to increased long-term debt levels and higher interest rates.
AFUDC, Equity and Debt — AFUDC increased $31 million year-to-date, largely due to system investment.

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
•Acceleration of $15 million per year of depreciation expense (incremental to PSCo’s original rate request), to potentially be held in an external trust for future decommissioning costs.
•Modifications to recoverability of certain operating expenses.
•Denial of PSCo’s decoupling proposal.
PSCo placed new rates into effect in November, as modified on ARRR in February 2025, with an annual revenue increase of approximately $125 million, inclusive of $15 million of accelerated depreciation. In May 2025, PSCo filed an appeal with the Denver District Court seeking review of the CPUC’s decisions related to recovery of certain operating expenses, cost of capital and capital structure, and the treatment of gas storage inventory costs. Briefing will be completed in the third and fourth quarters of 2025.
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
The settlement was approved in June 2025.
In September 2024, PSCo filed a proposed framework for CPUC review of pricing adjustments for both company-owned and PPA resources to enable delivery of the approved portfolio in light of supply chain and geopolitical developments. In January 2025, the CPUC issued a decision granting limited potential pricing relief including potential tariff impacts, subject to evaluation in future CPCN proceedings for company owned projects.
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
A hearing was held in June 2025 and a CPUC decision on the resource need is expected by the fall of 2025 with the competitive solicitation for resource additions expected in early 2026.
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
The CPUC verbally approved the settlement agreement without modification in June 2025, and a written decision is expected in the third quarter of 2025.
Colorado Senate Bill 23-291 — In May 2023, Colorado Senate Bill 23-291 was signed into law. The legislation included a number of topics including for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers.
In December 2024, the CPUC adopted final rules applicable to PSCo’s natural gas utility that would assign to the Company four percent of the change in the price per MMbtu of natural gas compared to the three-year average, subject to rolling 12-month cap based on a percentage of rate base, currently estimated at $7 million. PSCo made a filing in June 2025 to implement the mechanism with a CPUC decision expected in late 2025 or early 2026.
In December 2024, the CPUC also adopted rules for electric utilities but did not adopt a specific PIM framework, which will be further considered through additional proceedings expected to commence later in 2025.
Other
Supply Chain
PSCo’s ability to meet customer energy requirements and growing customer demand, respond to storm-related disruptions, and execute our capital expenditure program are dependent on maintaining an efficient supply chain.
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
Tariffs, Trade Complaints and Federal Actions
Several trade cases related to anti-dumping and countervailing duty investigations of CSPV cells are ongoing and we continue to monitor the potential impacts of these cases.
In 2025, several executive orders have been issued imposing new global and country-specific tariffs on many imports, which may impact our procurement and development activities. Additionally, executive orders and actions from government agencies may impact the permitting of wind and solar facilities and the retirement of coal facilities.
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
Tax Law Changes
On July 4, 2025, the President signed into law Public Law No. 119-21 (the “OBBB”). The OBBB modifies certain clean energy tax provisions included in the Inflation Reduction Act. The provisions include:
•Eliminating production and investment tax credits for wind and solar facilities placed in service after 2027, for facilities that begin construction after July 4, 2026.
•The addition of foreign entity of concern rules that apply to projects commencing construction after 2025.
PSCo does not expect these provisions to have an impact on our 2025-2029 base capital plan as steps have been taken to begin construction under the IRS’ safe harbor guidance.
On July 7, 2025, the White House issued an Executive Order directing the Secretary of the Treasury to issue guidance to ensure that policies concerning the beginning of construction are not circumvented. PSCo will continue to assess the impact of future guidance on its projects as well as its PPAs.

Environmental Regulation
In March 2025, the EPA announced that the agency will undertake various regulatory actions addressing a wide range of environmental regulations. This includes action on the 2024 power plant greenhouse gas regulations, Effluent Limitation Guidelines and 2024 amendments to the CCR Rule. PSCo will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by EPA.
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
In June 2025, the EPA proposed to repeal these and all other GHG emissions standards for the power sector. In the alternative, the EPA proposed to repeal a narrower subset of the 2024 regulations. The EPA provided a 45-day comment period for the proposal.

In July 2025, the EPA additionally proposed to repeal the 2009 Endangerment Finding and associated regulations addressing greenhouse gas emissions under the Clean Air Act. PSCo will monitor the proposed rules and evaluate the impacts of any final rule.
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
Regional Haze — On July 16, 2025, EPA proposed to partially approve and partially disapprove the Colorado SIP implementing the Regional Haze rule in Colorado. The proposal seeks to remove mandatory retirement dates as enforceable provisions in the SIP. For PSCo, this includes the SIP retirement dates for Cherokee Unit 4, Comanche Unit 2, Craig Units 1 and 2, and Hayden Units 1 and 2. The proposal will undergo a public comment period that concludes in the third quarter of 2025 before EPA takes final action. If adopted, the removal of these retirement dates from the federally approved SIP would only impact federal requirements for retirement of these facilities. Colorado has a state regulation that incorporates these retirements at a state level and would require amendment to modify or remove the retirement dates.
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
As of June 30, 2025, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2025.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
10.01*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Public Service Company of Colorado, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.03
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

July 31, 2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)