Form 10-Q
period 2025-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2025-10-30
CIK 81018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at Oct. 30, 2025
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
e prime	e prime inc.
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
SEC	Securities and Exchange Commission

Other
ARO	Asset retirement obligation
ASU	Accounting standards update
ARRR	Application for rehearing, reargument or reconsideration
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
COD	Commercial Operation Date
CPCN	Certificate of public convenience and necessity
DSM	Demand side management
ETR	Effective Tax Rate
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
MGP	Manufactured gas plant
MMbtu	Million British Thermal Units
O&M	Operating and maintenance
OBBB	One Big Beautiful Bill Act
PFAS	Per- and Polyfluoroalkyl Substances
PIM	Performance incentive mechanism
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROU	Right-of-use
SIP	State implementation plan
VIE	Variable interest entity
WMP	Wildfire mitigation plan

Measurements
MW	Megawatts

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2025	2024	2025	2024
Operating revenues
Electric	$1,209	$1,128	$3,105	$2,942
Natural gas	183	165	1,070	1,022
Other	8	8	28	29
Total operating revenues	1,400	1,301	4,203	3,993

Operating expenses
Electric fuel and purchased power	378	319	1,007	963
Cost of natural gas sold and transported	36	45	380	453
Cost of sales — other	1	2	4	7
Operating and maintenance expenses	234	229	714	702
Demand side management expenses	62	56	174	132
Depreciation and amortization	276	248	819	740
Taxes (other than income taxes)	73	70	214	208
Marshall Wildfire litigation	287	—	287	—
Total operating expenses	1,347	969	3,599	3,205

Operating income	53	332	604	788

Other income, net	12	14	28	42
Allowance for funds used during construction — equity	45	19	97	50

Interest charges and financing costs
Interest charges and other financing costs	113	96	314	279
Allowance for funds used during construction — debt	(18)	(9)	(40)	(21)
Total interest charges and financing costs	95	87	274	258

Income before income taxes	15	278	455	622
Income tax (benefit) expense	(33)	22	(7)	28
Net income	$48	$256	$462	$594
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2025	2024	2025	2024
Net income	$48	$256	$462	$594
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax	—	—	1	1

Total other comprehensive income	—	—	1	1
Total comprehensive income	$48	$256	$463	$595

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2025	2024
Operating activities
Net income	$462	$594
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	824	741
Deferred income taxes	67	15
Allowance for equity funds used during construction	(97)	(50)
Provision for bad debts	21	24
Changes in operating assets and liabilities:
Accounts receivable	34	82
Accrued unbilled revenues	87	70
Inventories	(105)	(15)
Other current assets	32	—
Accounts payable	(9)	(81)
Net regulatory assets and liabilities	(15)	213
Other current liabilities	291	(19)
Pension and other employee benefit obligations	(6)	(4)
Other, net	(3)	104
Net cash provided by operating activities	1,583	1,674

Investing activities
Utility capital/construction expenditures	(3,349)	(2,121)
Investments in utility money pool arrangement	(831)	(234)
Repayments from utility money pool arrangement	831	234
Net cash used in investing activities	(3,349)	(2,121)

Financing activities
Repayments of short-term borrowings, net	(85)	(320)
Borrowings under utility money pool arrangement	919	381
Repayments under utility money pool arrangement	(960)	(432)
Proceeds from issuance of long-term debt	1,977	1,184
Repayments of long-term debt	(250)	—
Capital contributions from parent	1,069	814
Dividends paid to parent	(336)	(407)
Net cash provided by financing activities	2,334	1,220

Net change in cash, cash equivalents and restricted cash	568	773
Cash, cash equivalents and restricted cash at beginning of period	26	13
Cash, cash equivalents and restricted cash at end of period	$594	$786

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(209)	$(215)
Cash received for income taxes, net; includes proceeds from tax credit transfers	95	3

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$692	$347
Inventory transfers to property, plant and equipment	68	57
Operating lease right-of-use assets	156	1
Allowance for equity funds used during construction	97	50
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2025	Dec. 31, 2024
Assets
Current assets
Cash and cash equivalents	$594	$26
Accounts receivable, net	434	466
Accounts receivable from affiliates	—	21
Accrued unbilled revenues	283	370
Inventories	274	228
Regulatory assets	143	126
Prepayments and other	505	178
Total current assets	2,233	1,415

Property, plant and equipment, net	26,425	23,341

Other assets
Regulatory assets	1,508	1,362
Operating lease right-of-use assets	368	268
Other	214	208
Total other assets	2,090	1,838
Total assets	$30,748	$26,594

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$250
Borrowings under utility money pool arrangement	—	41
Short-term debt	—	85
Accounts payable	1,066	700
Accounts payable to affiliates	97	60
Regulatory liabilities	165	139
Taxes accrued	223	277
Accrued interest	131	77
Dividends payable to parent	41	90
Operating lease liabilities	69	94
Other	782	147
Total current liabilities	2,574	1,960

Deferred credits and other liabilities
Deferred income taxes	2,036	1,904
Regulatory liabilities	2,708	2,630
Asset retirement obligations	462	448
Customer advances	85	99
Pension and employee benefit obligations	80	89
Operating lease liabilities	306	190
Other	141	148
Total deferred credits and other liabilities	5,818	5,508

Commitments and contingencies
Capitalization
Long-term debt	10,374	8,391
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Sept. 30, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	9,327	8,256
Retained earnings	2,673	2,498
Accumulated other comprehensive loss	(18)	(19)
Total common stockholder's equity	11,982	10,735
Total liabilities and equity	$30,748	$26,594
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2025 and 2024
Balance at June 30, 2024	100	$—	$7,979	$2,418	$(19)	$10,378
Net income				256		256
Dividends declared to parent				(164)		(164)
Contribution of capital by parent			263			263
Balance at Sept. 30, 2024	100	$—	$8,242	$2,510	$(19)	$10,733

Balance at June 30, 2025	100	$—	$9,012	$2,666	$(18)	$11,660
Net income				48		48
Dividends declared to parent				(41)		(41)
Contribution of capital by parent			315			315
Balance at Sept. 30, 2025	100	$—	$9,327	$2,673	$(18)	$11,982

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2025 and 2024
Balance at Dec. 31, 2023	100	$—	$7,412	$2,350	$(20)	$9,742
Net income				594		594
Other comprehensive income					1	1
Dividends declared to parent				(434)		(434)
Contribution of capital by parent			830			830
Balance at Sept. 30, 2024	100	$—	$8,242	$2,510	$(19)	$10,733

Balance at Dec. 31, 2024	100	$—	$8,256	$2,498	$(19)	$10,735
Net income				462		462
Other comprehensive income					1	1
Dividends declared to parent				(287)		(287)
Contribution of capital by parent			1,071			1,071
Balance at Sept. 30, 2025	100	$—	$9,327	$2,673	$(18)	$11,982
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo as of Sept. 30, 2025 and Dec. 31, 2024; the results of PSCo’s operations, including the components of net income, comprehensive income and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2025 and 2024; and PSCo’s cash flows for the nine months ended Sept. 30, 2025 and 2024.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Accounts receivable, net
Accounts receivable	$475	$516
Less allowance for bad debts	(41)	(50)
Accounts receivable, net	$434	$466

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$121	$99
Fuel	76	62
Natural gas	77	67
Total inventories	$274	$228

(Millions of Dollars)	Sept. 30, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$19,347	$18,033
Natural gas plant	7,088	6,814
Common and other property	1,689	1,616
Plant to be retired (a)	965	1,057
Construction work in progress	4,167	2,274
Total property, plant and equipment	33,256	29,794
Less accumulated depreciation	(6,831)	(6,453)
Property, plant and equipment, net	$26,425	$23,341
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$250	$250
Amount outstanding at period end	—	41
Average amount outstanding	73	25
Maximum amount outstanding	250	250
Weighted average interest rate, computed on a daily basis	4.37%	5.33%
Weighted average interest rate at period end	N/A	4.58

Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2025	Year Ended Dec. 31, 2024
Borrowing limit	$1,200	$700
Amount outstanding at period end	—	85
Average amount outstanding	12	71
Maximum amount outstanding	110	492
Weighted average interest rate, computed on a daily basis	4.56%	5.55%
Weighted average interest rate at period end	N/A	4.58
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
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at Sept. 30, 2025 and Dec. 31, 2024.
Long-Term Borrowings
During the nine months ended Sept. 30, 2025, PSCo issued $400 million of 5.35% First Mortgage Bonds due May 15, 2034, $800 million of 5.85% First Mortgage Bonds due May 15, 2055, and $800 million of 5.15% First Mortgage Bonds due Sept. 15, 2035.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$450	$91	$—	$541
C&I	527	47	8	582
Other	12	—	—	12
Total retail	989	138	8	1,135
Wholesale	62	—	—	62
Transmission	37	—	—	37
Other	14	34	—	48
Total revenue from contracts with customers	1,102	172	8	1,282
Alternative revenue and other	107	11	—	118
Total revenues	$1,209	$183	$8	$1,400

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$431	$90	$1	$522
C&I	512	43	7	562
Other	11	—	—	11
Total retail	954	133	8	1,095
Wholesale	47	—	—	47
Transmission	29	—	—	29
Other	13	27	—	40
Total revenue from contracts with customers	1,043	160	8	1,211
Alternative revenue and other	85	5	—	90
Total revenues	$1,128	$165	$8	$1,301

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,077	$635	$1	$1,713
C&I	1,362	271	27	1,660
Other	37	—	—	37
Total retail	2,476	906	28	3,410
Wholesale	172	—	—	172
Transmission	93	—	—	93
Other	43	119	—	162
Total revenue from contracts with customers	2,784	1,025	28	3,837
Alternative revenue and other	321	45	—	366
Total revenues	$3,105	$1,070	$28	$4,203

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,061	$632	$4	$1,697
C&I	1,357	269	25	1,651
Other	38	—	—	38
Total retail	2,456	901	29	3,386
Wholesale	160	—	—	160
Transmission	74	—	—	74
Other	45	97	—	142
Total revenue from contracts with customers	2,735	998	29	3,762
Alternative revenue and other	207	24	—	231
Total revenues	$2,942	$1,022	$29	$3,993

6. Income Taxes
Reconciliation between the statutory rate and ETR:

	Nine Months Ended Sept. 30
	2025	2024
Federal statutory rate	21.0%	21.0%
State income tax on pretax income, net of federal tax effect	3.5	3.5
(Decreases) increases:
PTCs (a)	(17.2)	(13.7)
Plant regulatory differences (b)	(8.6)	(5.1)
Other tax credits, net operating loss & tax credit allowances	(0.7)	(1.6)
Other, net	0.5	0.4
Effective income tax rate	(1.5)%	4.5%
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
As of Sept. 30, 2025, PSCo had no commodity contracts designated as cash flow hedges.

Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Sept. 30, 2025	Dec. 31, 2024
MWh of electricity	1	1
MMBtu of natural gas	17	19
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
As of Sept. 30, 2025, two of PSCo’s eight most significant counterparties for these activities, comprising $3 million, or 6%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Six of the eight most significant counterparties, comprising $41 million, or 75%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
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
There were $6 million of derivative instruments in a liability position with such underlying contract provisions as of Sept. 30, 2025 and Dec. 31, 2024.
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

(Millions of Dollars)	Pre-Tax Losses Reclassified into Income During the Period from Accumulated Other Comprehensive Loss		Pre-Tax Gains (Losses) Recognized During the Period in Income
Three Months Ended Sept. 30, 2025
Other derivative instruments:
Commodity trading	$—		$(2)	(a)
Total	$—		$(2)

Nine Months Ended Sept. 30, 2025
Derivatives designated as cash flow hedges:
Interest rate	$1	(b)	$—
Total	$1		$—
Other derivative instruments:
Natural gas commodity	—		(9)	(c)(d)
Total	$—		$(9)

Three Months Ended Sept. 30, 2024
Other derivative instruments:
Commodity trading	$—		$(3)	(a)
Total	$—		$(3)

Nine Months Ended Sept. 30, 2024
Derivatives designated as cash flow hedges:
Interest rate	$1	(b)	$—
Total	$1		$—
Other derivative instruments:
Commodity trading	$—		$(11)	(a)
Natural gas commodity	—		(8)	(c)(d)
Total	$—		$(19)
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
(d)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2025 and 2024.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$—	$4	$—	$4	$(3)	$1	$2	$—	$—	$2	$(1)	$1
Natural gas commodity	—	9	—	9	—	9	—	9	—	9	—	9
Total current derivative assets (b)	$—	$13	$—	$13	$(3)	$10	$2	$9	$—	$11	$(1)	$10
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$2	$—	$2	$(1)	$1	$5	$4	$—	$9	$(3)	$6
Total noncurrent derivative assets (b)	$—	$2	$—	$2	$(1)	$1	$5	$4	$—	$9	$(3)	$6

	Sept. 30, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$3	$—	$3	$(3)	$—	$1	$—	$—	$1	$(1)	$—
Natural gas commodity	—	6	—	6	—	6	—	6	—	6	—	6
Total current derivative liabilities (b)	$—	$9	$—	$9	$(3)	$6	$1	$6	$—	$7	$(1)	$6
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$1	$—	$1	$(1)	$—	$2	$2	$—	$4	$(4)	$—
Total noncurrent derivative liabilities (b)	$—	$1	$—	$1	$(1)	$—	$2	$2	$—	$4	$(4)	$—
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
(b)Current derivative assets are included in prepayments and other as of Sept. 30, 2025 and Dec. 31, 2024. Total noncurrent derivative assets are included in other long-term assets as of Sept. 30, 2025 and Dec. 31, 2024. Total current derivative liabilities are included in other current liabilities and total noncurrent derivative liabilities are included within other deferred credits and other liabilities as of Sept. 30, 2025 and Dec. 31, 2024.
Fair Value of Long-Term Debt
As of Sept. 30, 2025, other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2025		Dec. 31, 2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$10,374	$9,549	$8,641	$7,515
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2025 and Dec. 31, 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$6	$—	$—
Interest cost (a)	14	14	4	4
Expected return on plan assets (a)	(19)	(19)	(4)	(3)
Amortization of net loss (a)	2	1	2	—
Net periodic benefit cost	2	2	2	1
Net benefit cost recognized for financial reporting	$2	$2	$2	$1

	Nine Months Ended Sept. 30
	2025	2024	2025	2024
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$15	$16	$—	$—
Interest cost (a)	44	42	14	12
Expected return on plan assets (a)	(59)	(57)	(13)	(11)
Amortization of net loss (a)	5	4	3	1
Net periodic benefit cost	5	5	4	2
Effects of regulation	(2)	(4)	—	—
Net benefit cost recognized for financial reporting	$3	$1	$4	$2
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
PSCo is aware of 307 complaints, most of which have also named Xcel Energy Inc. and Xcel Energy Services Inc. as additional defendants, relating to the Marshall Fire. The complaints are on behalf of at least 4,087 plaintiffs. The complaints generally allege that PSCo’s equipment ignited the Marshall Fire and assert various causes of action under Colorado law, including negligence, premises liability, trespass, nuisance, wrongful death, willful and wanton conduct, negligent infliction of emotional distress, loss of consortium and inverse condemnation. Certain of the complaints also seek exemplary damages. In addition to asserting claims against PSCo, Xcel Energy Inc. and Xcel Energy Services, various Plaintiffs, including insurance company plaintiffs, asserted claims against certain telecommunications companies (the Telecom Companies). In April 2025, most of the remaining plaintiffs amended their complaints to also assert claims against the Telecom Companies. In June 2025, the Boulder County District Court dismissed Xcel Energy Inc. from the complaints that named that entity as a defendant, due to lack of jurisdiction.
An initial trial on liability issues was scheduled to start in September 2025. Prior to trial, in September 2025, Xcel Energy, Qwest Corporation and Teleport Communications America, LLC reached settlement agreements in principle that resolve all claims asserted by the subrogation insurers, the public entity plaintiffs and individual plaintiffs. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlement agreements.
PSCo expects to pay approximately $640 million related to these settlements, with approximately $353 million expected to be reimbursed to PSCo by remaining insurance coverage (after consideration of legal costs incurred to date). PSCo recognized a $287 million charge to earnings as a result of these settlement agreements in the quarterly period ended Sept. 30, 2025.
A remaining estimated liability of $640 million is presented in other current liabilities as of Sept. 30, 2025; no estimated liability was recognized as of Dec. 31, 2024. PSCo records insurance recoveries when it is deemed probable that recovery will occur, and PSCo can reasonably estimate the amount or range. Insurance receivables of $353 million related to the settlement are presented in prepayments and other current assets as of Sept. 30, 2025; no such insurance receivables were recognized as of Dec. 31, 2024.
The agreements in principle remain subject to final documentation and individual plaintiffs opting in to the agreements negotiated and recommended by their counsel. The trial that was scheduled to begin in September 2025 has been vacated to allow the parties time to execute definitive settlement agreements. To the extent any individual plaintiffs choose to opt out of the agreements negotiated and recommended by their counsel and such cases are not otherwise resolved, they will be subject to further litigation.
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
In April 2025, PSCo and CPUC Staff filed a settlement agreement that would resolve the matter, with terms including reduced return on the upgrade project totaling $8 million, recognized over five years. In August 2025, the CPUC approved the settlement agreement.
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
In July 2025, the EPA issued a proposed rule amending the CCR Legacy rule. The proposal seeks to extend deadlines for various regulatory actions and clarify previous information regarding implementation of the rule. PSCo will monitor the proposed rule and evaluate the impacts of any final rule.
Leases
PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, vehicles and equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset.
PPA finance lease payments are allocated between interest charges and depreciation and amortization on the consolidated statements of income. PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$25	$21
Other operating leases (a)	2	4
Total operating lease expense	$27	$25
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	4	4
Total finance lease expense	$5	$5
(a)Includes immaterial short-term lease expense.

	Nine Months Ended Sept. 30
(Millions of Dollars)	2025	2024
Operating leases
PPA capacity payments	$68	$62
Other operating leases (a)	10	14
Total operating lease expense	$78	$76
Finance leases
Amortization of ROU assets	$3	$3
Interest expense on lease liability	11	11
Total finance lease expense	$14	$14
(a)Includes immaterial short-term lease expense.

Commitments under operating and finance leases as of Sept. 30, 2025:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$297	$178	$475	$387
Interest component of obligation	(39)	(61)	(100)	(279)
Present value of minimum obligation	$258	$117	375	108
Less current portion			(69)	(4)
Noncurrent operating and finance lease liabilities			$306	$104
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
PSCo had 1,117 MW and 1,207 MW of capacity under long-term PPAs at Sept. 30, 2025 and Dec. 31, 2024, respectively, with entities that have been determined to be VIEs. These agreements have expiration dates through 2033.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax:

	Nine Months Ended Sept. 30, 2025			Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(18)	$(1)	$(19)	$(19)	$(1)	$(20)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at Sept. 30	$(17)	$(1)	$(18)	$(18)	$(1)	$(19)
(a)Included in interest charges.
There were no changes in accumulated other comprehensive loss for the three months ended Sept. 30, 2025 and 2024.

11. Segment Information
Segment information and reconciliation to PSCo’s consolidated net income:

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,209	$183	$1,392
Intersegment revenues	—	3	3
Total segment revenues	1,209	186	1,395
Electric fuel and purchased power	378	—	378
Cost of natural gas sold and transported	—	36	36
O&M expenses	162	69	231
Depreciation and amortization	200	73	273
Other segment expenses, net	352	21	373
Interest charges and financing costs	72	21	93
Income tax benefit	(20)	(12)	(32)
Net income (loss)	$65	$(22)	$43

Total segment net income			$43
Non-segment net income			5
Consolidated net income			$48
(a)Operating revenues include $1 million of other affiliate revenue.

	Three Months Ended Sept. 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,128	$165	$1,293
Electric fuel and purchased power	319	—	319
Cost of natural gas sold and transported	—	45	45
O&M expenses	156	68	224
Depreciation and amortization	186	60	246
Other segment expenses, net	85	18	103
Interest charges and financing costs	68	19	87
Income tax expense (benefit)	39	(16)	23
Net income (loss)	$275	$(29)	$246

Total segment net income			$246
Non-segment net income			10
Consolidated net income			$256
(a)Operating revenues include $2 million of other affiliate revenue.

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$3,105	$1,070	$4,175
Intersegment revenues	—	8	8
Total segment revenues	3,105	1,078	4,183
Electric fuel and purchased power	1,007	—	1,007
Cost of natural gas sold and transported	—	380	380
O&M expenses	492	211	703
Depreciation and amortization	596	216	812
Other segment expenses, net	488	77	565
Interest charges and financing costs	212	61	273
Income tax (benefit) expense	(28)	22	(6)
Net income	$338	$111	$449

Total segment net income			$449
Non-segment net income			13
Consolidated net income			$462
(a)Operating revenues include $4 million of other affiliate revenue.

	Nine Months Ended Sept. 30, 2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$2,942	$1,022	$3,964
Electric fuel and purchased power	963	—	963
Cost of natural gas sold and transported	—	453	453
O&M expenses	482	208	690
Depreciation and amortization	555	179	734
Other segment expenses, net	205	60	265
Interest charges and financing costs	200	57	257
Income tax expense	20	6	26
Net income	$517	$59	$576

Total segment net income			$576
Non-segment net income			18
Consolidated net income			$594
(a)Operating revenues include $4 million of other affiliate revenue.
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
Other segment expenses, net, for the reportable segments includes wildfire litigation expense, conservation and DSM expenses, taxes (other than income taxes), other income, net, intersegment expenses and AFUDC - equity.

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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
(Millions of Dollars)	2025	2024	2025	2024
GAAP net income	$48	$256	$462	$594
Marshall Wildfire litigation	287	—	287	—
Less: tax effect of adjustment	(74)	—	(74)	—
Ongoing earnings	$261	$256	$675	$594
Marshall Wildfire Litigation — In the third quarter of 2025, PSCo recognized a non-recurring $287 million charge as a result of a settlement reached with the plaintiffs in the Marshall Wildfire litigation.

Results of Operations
PSCo’s GAAP net income was $462 million for the nine months ended Sept. 30, 2025 compared with $594 million for the prior year. Ongoing net income was $675 million for the nine months ended Sept. 30, 2025 compared with $594 million for the prior year. The change in ongoing earnings was driven by higher recovery of electric and natural gas infrastructure investments, which was partially offset by increased depreciation and interest charges.

Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2025 vs. 2024
Non-fuel riders	$88
Sales and demand	28
Conservation and demand side management (offset in expense)	20
Recovery of higher cost of electric fuel and purchased power	17
Transmission revenues	15
Estimated impact of weather	(41)
Other, net	36
Total increase	$163
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2025 vs. 2024
Regulatory rate outcome	$86
Conservation revenue (offset in expense)	20
Estimated impact of weather	12
Recovery of lower cost of natural gas	(63)
Other, net	(7)
Total increase	$48
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses increased $44 million year-to-date. The increase was primarily due to increased commodity pricing, partially offset by timing of fuel recovery mechanisms and decreased volumes.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $73 million year-to-date. The decrease was primarily due to timing of fuel recovery mechanisms, partially offset by increased commodity prices and volumes.
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $79 million year-to-date. The increase was primarily due to system investment.
Interest Charges — Interest charges increased $35 million year-to-date, largely due to increased long-term debt levels and higher interest rates.
AFUDC, Equity and Debt — AFUDC increased $66 million year-to-date, largely due to system investment.

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
•Denial of PSCo’s decoupling proposal.
PSCo placed new rates into effect in November, as modified on ARRR in February 2025, with an annual revenue increase of approximately $125 million, inclusive of $15 million of accelerated depreciation. In May 2025, PSCo filed an appeal with the Denver District Court seeking review of the CPUC’s decisions related to recovery of certain operating expenses, cost of capital and capital structure, and the treatment of gas storage inventory costs. Briefing will be completed in the fourth quarter of 2025.
Colorado Resource Plan — In December 2023, the CPUC approved a portfolio of 5,835 MW, which includes approximately 3,100 MW of company owned resources and 2,700 MW of PPAs.
In September 2024, PSCo filed a proposed framework for CPUC review of pricing adjustments for both company-owned and PPA resources to enable delivery of the approved portfolio in light of supply chain and geopolitical developments. In January 2025, the CPUC issued a decision granting limited potential pricing relief including potential tariff impacts, subject to evaluation in future CPCN proceedings for company owned projects. In September 2025, the CPUC authorized the process for company-owned and PPA resources to seek up to 15% relief for tariff impacts to projects. Relief requests are due by Dec. 31, 2025 or 18 months prior to COD. The CPUC will ultimately review and approve/deny requests.

PSCo has filed all generation CPCNs associated with company-owned generation from the Colorado Energy Plan and expects to continue filing transmission CPCNs throughout 2025 and 2026.
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
A hearing was held in June 2025 and a CPUC decision on the resource need is expected in the fourth quarter of 2025 with the competitive solicitation for resource additions expected in early 2026.
Near-Term Procurement — In August 2025, PSCo filed a joint motion with state agencies to initiate a “fast-tracked” solution for tax-advantaged new generation resources. The CPUC approved the request in September 2025 with bids submitted in October 2025. The procurement seeks to accelerate development of up to 4,000 MW of clean energy resources, 200 MW of firm, dispatchable resources, and up to 300 MW of other dispatchable resources. A recommended portfolio of resources will be filed December 2025 and a decision is expected in February 2026.
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
In August 2025, the CPUC issued a written approval of the settlement agreement.
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
In December 2024, the CPUC also adopted rules for electric utilities but did not adopt a specific PIM framework, which will be further considered through additional proceedings expected to commence in the fourth quarter of 2025.
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
Tariffs, Trade Complaints and Federal Actions
Several trade cases related to anti-dumping and countervailing duty investigations are ongoing and we continue to monitor the potential impacts of these cases.

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
In August 2025, the U.S. Treasury issued further guidance related to the beginning of construction for clean energy projects.
PSCo does not expect these provisions to have an impact on our 2026-2030 base capital plan, as steps have been taken to begin construction under the IRS’ safe harbor guidance.

Environmental Regulation
Throughout 2025, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. PSCo will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by EPA.
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
In July 2025, the EPA additionally proposed to repeal the 2009 Endangerment Finding and associated regulations addressing GHG emissions under the Clean Air Act. PSCo will monitor the proposed rules and evaluate the impacts of any final rule.
In September 2025, the EPA proposed to amend the Clean Air Act GHG Reporting Program to scale back reporting and recordkeeping requirements. Under the amended program, PSCo would no longer be required to report GHG emissions to the federal program. PSCo will continue to report GHG emissions as required under state programs. PSCo will monitor the proposed rule and evaluate the impacts of any final rule upon state reporting programs.
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
Regional Haze — On July 16, 2025, EPA proposed to partially approve and partially disapprove the Colorado SIP implementing the Regional Haze rule in Colorado. The proposal seeks to remove mandatory retirement dates as enforceable provisions in the SIP. For PSCo, this includes the SIP retirement dates for Cherokee Unit 4, Comanche Unit 2, Craig Units 1 and 2, and Hayden Units 1 and 2. The comment period for the proposal has concluded, but the EPA has yet to make a final decision. If adopted, the removal of these retirement dates from the federally approved SIP would only impact federal requirements for retirement of these facilities. Colorado has a state regulation that incorporates these retirements at a state level and would require amendment to modify or remove the retirement dates.
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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture No. 37 dated as of August 1, 2025, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $800,000,000 million principal amount of 5.15% First Mortgage Bonds, Series No. 44 due 2035.	Xcel Energy Inc. Form 8-K dated August 7, 2025	4.03
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

October 30, 2025	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)