Form 10-K
period 2025-12-31
PUBLIC SERVICE CO OF COLORADO
filed 2026-02-25
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025 or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to _____

001-03280
(Commission File Number)

Public Service Company of Colorado
(Exact name of registrant as specified in its charter)

Colorado			84-0296600
(State or Other Jurisdiction of Incorporation or Organization)			(IRS Employer Identification No.)

3500 Blake Street,	Denver	Colorado	80205
(Address of Principal Executive Offices)			(Zip Code)

303	571-7511
(Registrant’s Telephone Number, Including Area Code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
N/A	N/A	N/A
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☒ Yes ☐ No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐ Yes ☒ No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒ Yes ☐ No
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act. ☐ Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C.7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No
As of Feb. 25, 2026, 100 shares of common stock, par value $0.01 per share, were outstanding, all of which were held by Xcel Energy Inc., a Minnesota corporation.
DOCUMENTS INCORPORATED BY REFERENCE
The information required by Item 14 of Form 10-K is set forth under the heading “Independent Registered Public Accounting Firm – Audit and Non-Audit Fees” in Xcel Energy Inc.’s definitive Proxy Statement for the 2026 Annual Meeting of Shareholders which definitive Proxy Statement is expected to be filed with the SEC on or about April 7, 2026. Such information set forth under such heading is incorporated herein by this reference hereto.
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

PART I

ITEM 1 — BUSINESS
Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
WYCO	WYCO Development, LLC
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
DOT	United States Department of Transportation
EPA	United States Environmental Protection Agency
FERC	Federal Energy Regulatory Commission
IRS	Internal Revenue Service
NERC	North American Electric Reliability Corporation
NIST	National Institute of Standards and Technology
PHMSA	Pipeline and Hazardous Materials Safety Administration
SEC	Securities and Exchange Commission

Electric, Purchased Gas and Resource Adjustment Clauses
DSM	Demand side management
GCA	Gas cost adjustment
GMAC	Grid modernization adjustment clause
RES	Renewable energy standard

Other
AFUDC	Allowance for funds used during construction
ALJ	Administrative law judge
ARO	Asset retirement obligation
ARRR	Application for rehearing, reargument or reconsideration
ASC	Financial Accounting Standards Board Accounting Standards Codification
ASU	Accounting standards update
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CIG	Colorado Interstate Gas Company, LLC
CO2	Carbon dioxide
COD	Commercial operation date
CWIP	Construction work in progress

CPCN	Certificate of public convenience and necessity
ETR	Effective tax rate
FASB	Financial Accounting Standards Board
GAAP	Generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
ISO	Independent system operator
ITC	Investment tax credit
MGP	Manufactured gas plant
Native load	Customer demand of retail and wholesale customers whereby a utility has an obligation to serve under statute or long-term contract
NAV	Net asset value
NOL	Net operating loss
O&M	Operating and maintenance
OBBB	One Big Beautiful Bill Act
ONES	Operations, Nuclear, Environmental and Safety
PIM	Performance incentive mechanism
PFAS	Per- and polyfluoroalkyl Substances
Post-65	Post-Medicare
PPA	Power purchase agreement
Pre-65	Pre-Medicare
PTC	Production tax credit
REC	Renewable energy credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
RTO	Regional transmission organization
S&P	Standard & Poor’s Global Ratings
SIP	State implementation plan
SPP	Southwest Power Pool, Inc.
TCJA	2017 federal tax reform enacted as Public Law No: 115-97, commonly referred to as the Tax Cuts and Jobs Act
VaR	Value at risk
VIE	Variable interest entity

Measurements
Bcf	Billion cubic feet
KV	Kilovolts
KWh	Kilowatt hours
MMBtu	Million British thermal units
MW	Megawatts
MWh	Megawatt hours

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

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed elsewhere in this Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 (including risk factors listed from time to time by PSCo in reports filed with the SEC, including “Risk Factors” in Item 1A of this Annual Report on Form 10-K), could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors, and third-parties; our ability to recover costs; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

Company Overview

Electric customers	1.6 million

FT. COLLINS
GREELEY
STERLING
ESTES PARK
BRUSH
BOULDER
DENVER
VAIL
RIFLE
CARBONDALE
LEADVILLE
GRAND JUNCTION
PUEBLO
ALAMOSA
25
70
76

PSCo was incorporated in 1924 under the laws of Colorado. PSCo conducts business in Colorado and generates, purchases, transmits, distributes and sells electricity in addition to purchasing, transporting, distributing and selling natural gas to retail customers and transporting customer-owned natural gas.

Natural gas customers	1.5 million
Total assets	$31.8 billion
Rate Base (estimated)	$23.8 billion
GAAP ROE	5.66%
Ongoing ROE (See Item 7)	7.55%
Electric generating capacity (owned)	6,500 MW
Gas storage capacity	32.1 Bcf
Electric transmission lines (conductor miles)	27,000 miles
Electric distribution lines (conductor miles)	84,000 miles
Natural gas transmission lines	2,000 miles
Natural gas distribution lines	24,000 miles

Electric Operations
Electric operations consist of energy supply, generation, transmission and distribution activities. PSCo had electric sales volume of 34,369 (millions of KWh), 1.6 million customers and electric revenues of $4,127 million for 2025.

Electric Operations (percentage of total)	Sales Volume	Number of Customers	Revenues
Residential	28%	86%	33%
C&I	53	11	44
Other	19	3	23
Retail Sales/Revenue Statistics (a)

	2025		2024
KWH sales per retail customer	17,579		17,767
Revenue per retail customer	$2,011		$1,984
Residential revenue per KWh	14.27	¢	13.82	¢
C&I revenue per KWh	9.81	¢	9.61	¢
Total retail revenue per KWh	11.44	¢	11.17	¢
(a)See Note 6 to the consolidated financial statements for further information.

Owned and Purchased Energy Generation — 2025
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

2025		2024
Wind Farms	Capacity (MW)	Wind Farms	Capacity (MW)
2	1,059	2	1,059
PPAs — Number of PPAs with capacity range:

2025		2024
PPAs	Range (MW)	PPAs	Range (MW)
16	23 — 301	16	23 — 301
Current contracted wind capacity for PPAs was 2,996 MW in 2025 and 2024.
In 2025, the average cost of wind energy was $2 per MWh for owned generation and $44 per MWh under existing PPAs. In 2024, the average cost of wind energy was $4 per MWh for owned generation and $43 per MWh under existing PPAs. The cost of owned wind includes the impact of PTCs.

Solar
Owned — Owned and operated solar projects with corresponding capacity:

2025		2024
Solar Projects (a)	Capacity (MW)	Solar Projects	Capacity (MW)
1	325	—	—
(a)PSCo placed in service Rocky Mountain Solar in 2025. Average cost per MWh will be available after a full year of operations.
PPAs — Solar PPAs capacity by type:

Type	Capacity (MW)
Distributed Generation	1,184
Utility-Scale (a)	1,530
Total	2,714
(a)Includes battery storage capacity of 225 MW.
The average cost of solar energy under existing distributed and utility-scale generation PPAs was $31 per MWh in both 2025 and 2024.
Other
PSCo’s other carbon-free energy portfolio includes hydro from owned generating facilities.
See Item 2 — Properties for further information.
Fossil Fuel
PSCo’s fossil fuel energy portfolio includes coal and natural gas power from both owned generating facilities and PPAs.
See Item 2 — Properties for further information.
Coal
PSCo owns and operates coal units with approximately 1,650 MW of total 2025 net summer dependable capacity. This amount includes the coal unit at Pawnee, which is in the process of being converted to natural gas (net summer dependable capacity of 505 MW).
Approved early coal plant retirements:

Year	Plant Unit	Capacity (MW)
2026	Craig 1 (a)	42	(b)
2026	Comanche 2 (c)	330
2027	Hayden 2	98	(b)
2028	Hayden 1	135	(b)
2028	Craig 2	40	(b)
2030	Comanche 3	500	(b)
(a)In December 2025, the DOE issued an emergency order pursuant to section 202(c) of the Federal Power Act to Tri-State Generation and Transmission Association and other co-owners – including Xcel Energy – directing the co-owners to take all measures necessary to ensure that Unit 1 at the Craig Station in Craig, Colorado is available to operate. This order is in effect from December 30, 2025 through March 30, 2026. PSCo is working with Tri-State and the other partners in complying with the order.
(b)Based on PSCo’s ownership interest.
(c)In December 2025, the CPUC issued a decision approving a variance that allows for the continued operation of Comanche Unit 2 in 2026, past the previously established retirement date of Dec. 31, 2025. The decision was issued in response to a joint petition filed by the trial staff of the CPUC, the Colorado Energy Office, the Colorado Office of the Utility Consumer Advocate, and PSCo seeking to modify the Comanche Unit 2 retirement date. PSCo also entered into an agreement with the Colorado Department of Public Health and Environment that establishes compliance obligations for continued operation of the unit through 2026.

Coal Fuel Cost — Delivered cost per MMBtu of coal consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Coal
	Cost	Percent
2025	$1.71	42%
2024	1.91	44
Natural Gas
PSCo owns and operates natural gas plants with approximately 3,300 MW of total 2025 net summer dependable capacity.
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
Natural Gas Cost — Delivered cost per MMBtu of natural gas consumed for owned electric generation and the percentage of total fuel requirements (coal and natural gas):

	Natural Gas
	Cost	Percent
2025	$3.63	58%
2024	2.77	56
Capacity and Demand
Uninterrupted system peak demand and occurrence date:

2025		2024
MW	Date	MW	Date
7,010	July 28	7,084	Aug. 1
Transmission
Transmission lines deliver electricity over long distances from power sources to substations closer to customers. A strong transmission system ensures continued reliable and affordable service, ability to meet state and regional energy policy goals, and support for a diverse generation mix, including renewable energy. PSCo owns approximately 27,000 conductor miles of transmission lines across its service territory.
See Item 2 - Properties for further information.
Distribution
Distribution lines allow electricity to travel at lower voltages from substations directly to customers. PSCo has a vast distribution network, owning and operating approximately 84,000 conductor miles of distribution lines across our service territory.
See Item 2 - Properties for further information.

Natural Gas Operations
Natural gas operations consist of purchase, transportation and distribution of natural gas to end-use residential, C&I and transport customers. PSCo had natural gas deliveries of 282,999 (thousands of MMBtu), 1.5 million customers and natural gas revenues of $1,499 million for 2025.

Natural Gas (percentage of total)	Deliveries	Number of Customers	Revenues
Residential	32%	93%	60%
C&I	16	7	25
Transportation and other	52	<1	15
Sales/Revenue Statistics (a)

	2025	2024
MMBtu sales per retail customer	90	93
Revenue per retail customer	$847	$853
Residential revenue per MMBtu	9.85	9.57
C&I revenue per MMBtu	8.50	8.31
Transportation and other revenue per MMBtu	1.08	0.98
(a)See Note 6 to the consolidated financial statements for further information.
Capability and Demand
Natural gas supply requirements are categorized as firm or interruptible.
Maximum daily output (firm and interruptible) and occurrence date:

2025		2024
MMBtu	Date	MMBtu	Date
2,148,039	Jan. 20	2,357,931	Jan.15
Natural Gas Supply and Cost
PSCo seeks natural gas supply, transportation and storage alternatives to yield a diversified portfolio, which increases flexibility and decreases interruption, financial risks and customer rates. In addition, PSCo conducts natural gas price hedging activities approved by its state’s commissions.
Average delivered cost per MMBtu of natural gas for regulated retail distribution:

2025	2024
$3.68	$3.36
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
Emerging Environmental Regulation
Throughout 2025, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. PSCo will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from the transportation sector under the Clean Air Act. PSCo will monitor any additional proposed rules and evaluate the impacts of any final rule on the utility sector.
Regional Haze — In July 2025, the EPA proposed to partially approve and partially disapprove the 2022 Colorado SIP revision implementing the Regional Haze rule in Colorado. The proposal sought to remove mandatory retirement dates as enforceable provisions in the SIP.
In January 2026, the EPA issued a final rule fully disapproving the 2022 Colorado SIP revision, thereby removing the mandatory retirement dates. The removal of the retirement dates from a federally approved SIP would only impact whether the SIP provisions become federally enforceable. Colorado has a state regulation that reflects the SIP requirements, including retirement dates for Cherokee Unit 4, Comanche Unit 2, Craig Units 1 and 2, and Hayden Units 1 and 2 at a state level and would require amendment to modify or remove retirement dates.
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

Employees
As of Dec. 31, 2025, PSCo had 2,224 full-time employees and 14 part-time employees, of which 1,691 were covered under collective-bargaining agreements.

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
Our natural gas transmission and distribution activities include inherent hazards and operating risks, such as leaks, explosions, outages and mechanical problems. Our electric generation, transmission and distribution activities include inherent hazards and operating risks such as contact, fire and outages. These risks could result in loss of life, significant property damage, environmental pollution, impairment of our operations and substantial financial losses to customers, the public, employees or third-party contractors. We maintain insurance against most, but not all, of these risks and losses.
The occurrence of these events, if not fully covered by insurance, could have a material effect on our financial condition, results of operations and cash flows as well as potential reputational impact.
Additionally, compliance with existing and potential new regulations related to the operation and maintenance of our natural gas infrastructure could result in significant costs. The PHMSA is responsible for administering the DOT’s national regulatory program to assure the safe transportation of natural gas, petroleum and other hazardous materials by pipelines. The PHMSA continues to develop regulations and other approaches to risk management to assure safety in design, construction, testing, operation, maintenance and emergency response of natural gas pipeline infrastructure. We have programs in place to comply with these regulations, however, a significant incident or material finding of non-compliance could result in penalties and higher costs of operations.
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
•Risks associated with increased reliance on natural gas generation, including gas price volatility and supply constraints during extreme weather events.
•Increased competition due to, among other factors, new facilities, excess supply, shifting demand and regulatory changes.
•Risks of thermal runaway incidents associated with large battery storage facilities
•Risks associated with aging infrastructure.
•Risks associated with failures of other business processes and systems.
•Risks associated with regulatory requirements that may extend the operation of our coal facilities beyond planned retirement dates and require additional investments.
•Inability to deliver energy across transmission facilities, including due to congestion, outages, extreme weather, physical or cyber events, delays in construction or upgrades, permitting or siting challenges, or interconnection constraints.
Our utility operations, resource adequacy and system reliability are subject to long-term planning and project risks.
Our ability to reliably serve customer demand depends on the availability of sufficient generation and capacity resources. Changes in load growth, resource retirements, accreditation of resources, generation performance, extreme weather events, or delays in development or delivery of new resources, including the necessary transmission infrastructure, could affect resource adequacy and system reliability.
Most utility investments are planned to be used for decades. Transmission and generation investments typically have long lead times and are planned well in advance of in-service dates and typically subject to long-term resource plans. These plans are based on numerous assumptions such as: sales growth, customer usage, commodity prices, economic activity, costs, regulatory mechanisms, customer behavior, available technology, equipment availability and public policy. Our long-term resource plan is dependent on our ability to obtain required approvals, develop necessary technical expertise, allocate and coordinate sufficient resources and adhere to budgets and timelines.
In addition, the long-term nature of both our planning processes and our asset lives are subject to risk. The utility sector is undergoing significant change (e.g., the addition of large loads, increases in energy efficiency, wider adoption of distributed generation and shifts away from fossil fuel generation to renewable generation). Customer adoption of these technologies and increased energy efficiency or other reductions in expected sales growth could result in excess transmission and generation resources, downward pressure on sales growth, and potentially stranded costs if we are not able to fully recover costs and investments. Additionally, increasing uncertainty surrounding federal policy to renewable deployment could negatively impact wind, solar and storage development.
The magnitude and timing of resource additions and changes in customer demand may not coincide with evolving customer preference for generation resources and end-uses, which introduces further uncertainty into long-term planning. Efforts to electrify the transportation and building sectors to reduce GHG emissions may result in higher electric demand and lower natural gas demand over time. New data centers and crypto mining facilities could generate significant increase in demand. Higher electric demand may require us to adopt new technologies and make significant generation, transmission and distribution investments including advanced grid infrastructure, which increases exposure to overall grid instability and technology obsolescence. Enterprise level financial and customer billing technology systems may be unable to support the increasing customer complexity. Evolving stakeholder preference for lower emissions from generation sources and end-uses, like heating, may impact our resource mix and put pressure on our ability to recover capital investments in natural gas generation and delivery. Multiple states may not agree as to the appropriate resource mix, which may lead to costs to comply with one jurisdiction that are not recoverable across all jurisdictions served by the same assets.
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
Our utilities have significant risks associated with wildfires.
In recent years, wildfires have impacted the utility industry. More frequent and severe drought conditions, extreme swings in amount and timing of precipitation, changes in availability of vegetation, unseasonably warm temperatures, very low humidity, stronger winds and other environmental factors have increased both the frequency and duration of fire weather conditions and the potential impact of an event. The expansion of the wildland urban interface increases the wildfire risk to surrounding communities and PSCo's electric and natural gas infrastructure. Also, wildfires could jeopardize PSCo’s electric and gas infrastructure and third-party property and result in temporary power outages or shortages in our service territories. Our current wildfire mitigation initiatives may not be effective in preventing or reducing ignitions and wildfire-related losses.
Other potential risks associated with wildfires and other climate events include the inability to secure sufficient insurance coverage, increased costs of insurance, or ability for insurers to meet their obligations, regulatory recovery risk, and the potential for a credit downgrade and subsequent additional costs to access capital markets.
While we carry liability insurance, given an extreme event, damage amounts could exceed our coverage (as experienced with the Marshall Wildfire settlement in 2025) and negatively impact our results of operations, financial condition or cash flows.
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
Additionally, due to the uncertainty involved in price movements and potential deviation from historical pricing, our risk management programs may not be effective to protect against significant adverse market fluctuations and our results of operations, financial condition or cash flows could be materially impacted.
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
We rely on third-party contractors to perform operations, maintenance and construction work. Poor vendor performance or contractor unavailability could impact ongoing operations, restoration operations, regulatory recovery and our reputation and could introduce financial risk or risks of fines. Also, suppliers of key assets critical to long-term planning may be limited, creating vendor concentration risk that could increase costs and negatively impact investment execution.

Actions of our employees, directors, third-party contractors or suppliers could expose us to reputational risks.
We could suffer negative impacts to our reputation as a result of actual or perceived fraud, misconduct, legal or regulatory violations, violations of corporate policies, inappropriate use of social media, or other actions by our employees, directors, third-party contractors or suppliers. Reputational damage could have a material adverse effect and could result in negative customer perception, litigation and increased regulatory oversight.
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
Regulators may challenge rate increases due to increased customer affordability pressures. Public policy developments, including legislative actions and electoral changes at the state level, may affect recovery mechanisms or allowed returns and may limit recovery timing or cost allocation, negatively impacting our results of operations, financial condition or cash flows.
Growth in large load customers, including data centers, may increase customer concentration, capital requirements and revenue variability risks.
Additional demand from a limited number of customers may increase our credit risk exposure and require incremental infrastructure investment. If anticipated load growth does not materialize as expected or regulatory cost allocation mechanisms evolve, it could negatively impact our results of operations, financial condition or cash flows.
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
As of Dec. 31, 2025, Xcel Energy Inc. and its utility subsidiaries had approximately $31.8 billion of long-term debt and $2.1 billion of short-term debt and current maturities. Xcel Energy Inc. provides various guarantees and bond indemnities supporting some of its subsidiaries by guaranteeing the payment or performance by these subsidiaries for specified agreements or transactions.
Xcel Energy also has other contingent liabilities resulting from various tax disputes and other matters. Xcel Energy Inc.’s exposure under the guarantees is based upon the net liability of the relevant subsidiary under the specified agreements or transactions. The majority of Xcel Energy Inc.’s guarantees limit its exposure to a maximum amount that is stated in the guarantees.
As of Dec. 31, 2025, Xcel Energy had the following guarantees outstanding:
•$1,173 million for performance and payment of Capital Services, LLC contracts for wind and solar generating equipment, with immaterial exposure.
•$43 million for performance on operating lease agreements, with $43 million of exposure.
•$120 million for performance and payment of surety bonds for the benefit of itself and its subsidiaries, with total exposure that cannot be estimated at this time.
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
Advancements in artificial intelligence and large language models may increase cybersecurity threats and operational risks. Threat actors may use artificial intelligence to enhance their attacks, increasing the frequency, sophistication and potential impact of cyber incidents affecting our IT and OT environment.
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
If our regulators do not allow us to recover the costs incurred to comply with the mandates, it could have a material effect on our results of operations, financial condition or cash flows.
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
Changes in environmental policies and regulations or regulatory decisions may result in early retirements of our operational facilities. While regulation typically provides relief for these types of changes, there is no assurance that regulators would allow full recovery of all remaining costs.
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

While we establish strategies and expectations related to climate change and other environmental matters, our ability to achieve any such strategies or expectations is subject to numerous factors and conditions, many of which are outside of our control. Examples of such factors include, but are not limited to, evolving legal, regulatory, and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets. The potential for unprecedented load growth and the need for additional generation resources to support such growth may further impact the timing or achievement of our climate goals. Failures or delays (whether actual or perceived) in achieving our strategies or expectations related to climate change and other environmental matters could adversely affect our business, operations, and reputation, and increase risk of litigation.
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
Biennially, as part of Xcel Energy’s enterprise risk program, an integrated cybersecurity risk identification and assessment is completed across Xcel Energy’s business, including generation, transmission, distribution and fuel storage facilities, information technology systems and other infrastructure or physical assets as well as information processed in our systems (including systems hosted by third parties) that could be affected by cybersecurity incidents. This analysis includes the impact, likelihood, timeframe and controllability of cybersecurity risks and is presented to the Board of Directors. Management monitors and reviews the results of this analysis, integrating them into the enterprise risk assessment processes and implements appropriate mitigating actions as needed.
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
Cybersecurity risks are a part of Xcel Energy’s normal course of business. To date, no cybersecurity incident or attack affecting us or our vendors has had a material impact on our business or results of operations. As of Feb. 25, 2026 there have been no material cybersecurity incidents to report.

ITEM 2 — PROPERTIES
Virtually all of the utility plant property of PSCo is subject to the lien of its first mortgage bond indenture.

Station, Location and Unit at Dec. 31, 2025	Fuel	Installed	MW (a)
Steam:
Comanche-Pueblo, CO
Unit 2	Coal	1975	330
Unit 3	Coal	2010	500	(b)
Craig-Craig, CO, 2 Units	Coal	1979 - 1980	82	(c)
Hayden-Hayden, CO, 2 Units	Coal	1965 - 1976	233	(d)
Pawnee-Brush, CO, 1 Unit	Coal	1981	505	(e)
Cherokee-Denver, CO, 1 Unit	Natural Gas	1968	310
Combustion Turbine:
Blue Spruce-Aurora, CO, 2 Units	Natural Gas	2003	264
Cherokee-Denver, CO, 3 Units	Natural Gas	2015	576
Fort St. Vrain-Platteville, CO, 6 Units	Natural Gas	1972 - 2009	1,022
Manchief-Brush, CO, 2 Units	Natural Gas	2000	250
Rocky Mountain-Keenesburg, CO, 3 Units	Natural Gas	2004	592
Valmont-Boulder, CO, 3 units	Natural Gas	1973 - 2001	119
Various locations, 5 Units	Natural Gas	Various	128
Hydro:
Cabin Creek-Georgetown, CO
Pumped Storage, 2 Units	Hydro	1967	210
Various locations, 6 Units	Hydro	Various	23
Wind:
Rush Creek, CO, 300 units	Wind	2018	582	(f)
Cheyenne Ridge, CO, 229 units	Wind	2020	477	(f)
Solar:
Rocky Mountain Solar-Keenesburg, CO, 87 units	Solar	2025	325	(f)
		Total	6,528
(a)Summer 2025 net dependable capacity. Wind and solar is presented as net maximum capacity.
(b)Based on PSCo’s ownership of 67%.
(c)Based on PSCo’s ownership of 10%.
(d)Based on PSCo’s ownership of 76% of Unit 1 and 37% of Unit 2.
(e)Pawnee coal plant was retired in 2025 and completed conversion to natural gas in 2026.
(f)Net maximum capacity is attainable only when conditions are sufficiently available. Typical average capacity factors are 35-50% for wind facilities. For the year ended Dec. 31, 2025, wind facilities had a weighted-average capacity factor of 41%. For solar projects placed in service in 2025, factors will be available after a full year of operations.
Electric utility overhead and underground transmission and distribution lines (measured in conductor miles) at Dec. 31, 2025:

Conductor Miles
Transmission
345 KV	8,233
230 KV	12,393
138 KV	92
115 KV	5,004
Less than 115 KV	1,717
Total Transmission	27,439

Distribution
Less than 115 KV	84,079

Total	111,518
PSCo had 236 electric utility transmission and distribution substations at Dec. 31, 2025.
Natural gas utility mains at Dec. 31, 2025:

Miles
Transmission	2,022
Distribution	24,291

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

ITEM 4 — MINE SAFETY DISCLOSURES
None.
PART II

ITEM 5 — MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
PSCo is a wholly owned subsidiary of Xcel Energy Inc. and there is no market for its common equity securities.
See Note 5 to the consolidated financial statements for further information.
The dividends declared during 2025 and 2024 were as follows:

(Millions of Dollars)	2025	2024
First quarter	$126	$164
Second quarter	120	106
Third quarter	41	164
Fourth quarter	74	200

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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

(Millions of Dollars)	2025	2024
GAAP net income	$678	$782
Marshall Wildfire litigation (a)	298	—
Less: tax effect of adjustment	(73)	—
Ongoing earnings (b)	$903	$782
(a)Includes $2 million of interest costs associated with short-term debt used to pay settlement, which is presented as interest expense on the consolidated statements of income.
(b)Amounts may not add due to rounding.
Marshall Wildfire Litigation — In the third quarter of 2025, PSCo recognized a non-recurring $287 million charge as a result of a settlement reached with the plaintiffs in the Marshall Wildfire litigation. In the fourth quarter of 2025, an additional $12 million was recognized for estimated remaining settlement costs as well as legal and other costs.

Results of Operations
2025 Comparison to 2024
PSCo’s GAAP net income was $678 million for 2025, compared to $782 million for 2024. Ongoing net income was $903 million for 2025, compared to $782 million for 2024. Higher ongoing earnings primarily reflects higher recovery of electric and natural gas infrastructure investments and increased AFUDC which was partially offset by increased depreciation, interest and O&M charges.
Electric Revenues
Electric revenues are impacted by changing sales, fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	2025 vs. 2024
Non-fuel riders	$164
Recovery of higher cost of electric fuel and purchased power	89
Wholesale generation revenues	38
Sales and demand	25
Transmission revenues	23
Conservation and DSM (offset in expense)	19
Estimated impact of weather	(47)
Other, net	26
Total increase	$337
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	2025 vs. 2024
Regulatory rate outcome	$88
Conservation revenue (offset in expenses)	28
Estimated impact of weather	4
Recovery of lower cost of natural gas	(50)
Retail sales growth	(13)
Other, net	(1)
Total increase	$56
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses increased $102 million in 2025. The increase was primarily due to increased commodity pricing, partially offset by timing of fuel recovery mechanisms and decreased volumes.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $52 million in 2025. The decrease was primarily due to timing of fuel recovery mechanisms, partially offset by increased commodity prices.

Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $51 million in 2025. The increase was primarily due to wildfire mitigation (largely offset in non-fuel rider revenue) and benefits costs.
Depreciation and Amortization — Depreciation and amortization increased $108 million in 2025. The increase was primarily due to system investment.
Interest Charges — Interest expenses increased $59 million in 2025. The increase was largely due to increased long-term debt levels and higher interest rates.
AFUDC, Equity and Debt — AFUDC increased $99 million in 2025. The increase was largely due to system investment.

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

DOT	Pipeline safety compliance.
Recovery Mechanisms

Mechanism	Additional Information
Colorado Energy Plan Adjustment	Recovers the early retirement costs of Comanche Units 1 and 2 to a maximum of 1% of the customer’s bill.
Clean Energy Plan Revenue	Recovers projects approved through the Clean Energy Plan to a maximum of 1.25% of the customer’s bill.
DSM Cost Adjustment	Recovers electric and gas DSM and CHP, interruptible service costs and performance incentives for achieving energy savings goals.
Electric Commodity Adjustment
Recovers fuel, purchased energy costs and certain owned renewable generating assets. Short-term sales margins are shared with customers. PTCs earned for owned wind and solar generation are returned to customers.

Fuel Clause Adjustment
PSCo recovers fuel and purchased energy costs from wholesale electric customers through a fuel cost adjustment clause approved by the FERC. Wholesale customers pay production costs through a forecasted formula rate subject to true-up.

GCA
Recovers costs of purchased natural gas and transportation and is revised quarterly to allow for changes in natural gas rates. Gas Price Risk Management Plan reserves are also collected in this mechanism as gas prices permit.

GMAC	Recovers select categories of distribution costs.
Purchased Capacity Cost Adjustment	Recovers purchased capacity payments.
RES Adjustment	Recovers the incremental costs of compliance with the RES with a maximum of 1% of the customer’s bill.
Steam Cost Adjustment	Recovers fuel costs to operate the steam system. The Steam Cost Adjustment rate is revised quarterly.
Transmission Cost Adjustment	Recovers costs between rate cases for transmission projects that result in a net increase in capacity or are part of an approved wildfire mitigation plan. Distribution projects are recoverable for 2024 and 2025, subject to a cap of 0.5% and 1.25% of electric distribution retail revenues, respectively.
Transportation Electrification Plan	Recovers costs associated with the investment in and adoption of transportation electrification infrastructure.
Wildfire Mitigation Adjustment	Recovers actual 2025-2027 costs associated with wildfire mitigation.
Pending and Recently Concluded Regulatory Proceedings
2025 Colorado Electric Rate Case — In November 2025, PSCo filed an electric rate case with the CPUC seeking an increase in revenue of $356 million (9.9%) ($526 million inclusive of rider roll-ins). The request is based on a 9.8% ROE, an equity ratio of 55% and a 2025 test year with a projected rate base of $13 billion.

PSCo’s base rate request (millions of dollars):
Distribution system investment	$294
Liability insurance	65
Operating costs	51
Changes in cost of capital	49
Coal retirements (a)	(120)
Other	17
Rate request, net of rider roll-ins	$356
(a)The case includes request for rider recovery of any costs associated with extending operations at Comanche Unit 2.
A CPUC decision and implementation of final rates is anticipated in the third quarter of 2026.
2025 Colorado Natural Gas Rate Case — In December 2025, PSCo filed a natural gas rate case with the CPUC seeking an increase in revenue of $190 million (11.6%). The request is based on a 10.75% ROE, an equity ratio of 55% and a 2025 test year with a projected rate base of $4.7 billion.

PSCo’s base rate request (millions of dollars):
Capital investments	$90
Changes in cost of capital	53
Operating costs	42
Sales/revenue growth	(7)
Other	12
Total rate request	$190
A CPUC decision and implementation of final rates is anticipated in the third quarter of 2026.
2024 Colorado Natural Gas Rate Case — In January 2024, PSCo filed a natural gas rate case with the CPUC. In October 2024, as modified on ARRR in January 2025, the CPUC issued an order including an annual revenue increase of approximately $125 million, inclusive of $15 million of accelerated depreciation.
In May 2025, PSCo filed an appeal with the Denver District Court seeking review of the CPUC’s decisions related to recovery of certain operating expenses, cost of capital and capital structure, and the treatment of gas storage inventory costs. Briefing was completed in the fourth quarter of 2025. In the first quarter of 2026, the Denver District Court affirmed the CPUC’s decision on all counts appealed by PSCo.
Colorado Resource Plan — In December 2023, the CPUC approved a portfolio of 5,835 MW, which includes approximately 3,100 MW of company owned resources and 2,700 MW of PPAs.
In September 2025, the CPUC authorized a process for company-owned and PPA resources to seek up to 15% relief for tariff impacts to projects. Relief requests are due by Dec. 31, 2025 or 18 months prior to COD. The CPUC will ultimately review and approve/deny requests.
PSCo has filed all generation CPCNs associated with company-owned generation from the Colorado Resource Plan and expects to continue filing transmission CPCNs throughout 2026.
2024 Colorado Electric Resource Plan — In October 2024, PSCo filed its Phase I electric resource plan with the CPUC. In November 2025, the CPUC approved a load forecast that reflects a 3% compound annual sales growth through 2031 and generation capacity need of approximately 5,400 MW.
PSCo filed a request for reconsideration of various aspects of the decision which were verbally approved in January 2026 (with a written decision related to those reconsideration requests expected in the first quarter of 2026). This decision is expected to initiate the Phase II competitive solicitation process with an RFP expected to be issued in the third quarter of 2026. This RFP will seek to acquire the balance of resource needs through 2031 (after consideration of any approved acquisitions from the Near-Term Procurement RFP).
Near-Term Procurement — In August 2025, PSCo filed a joint motion with state agencies to initiate a “fast-tracked” solution for tax-advantaged new generation resources. The CPUC approved the request in September 2025 with bids submitted in October 2025. The procurement seeks to accelerate development of up to 4,000 nameplate MW of clean energy resources, 200 accredited MW of firm, dispatchable resources, and up to 300 accredited MW of other dispatchable resources.
The table below summarizes the recommended portfolio of resources filed in December 2025 (a decision is expected in February 2026):

(Nameplate MW)	Company Owned	PPA	Total
Wind	1,600	1,100	2,700
Solar	—	1,100	1,100
Natural gas combustion turbine	200	—	200
Other storage	300	600	900
Total	2,100	2,800	4,900
In February 2026, the CPUC approved 3,200 MW of resources, which included PPAs and a 200 MW company-owned natural gas combustion turbine. Additionally, in March 2026 PSCo will file additional information related to 600-1,500 MW of company-owned wind, solar and storage resources that have been conditionally approved.
Grid Modernization Adjustment Clause (GMAC) — In December 2024, PSCo filed its 2025-2029 Distribution System Plan which included a request to implement the GMAC for recovery of distribution investments. The CPUC issued their decision in December 2025, as modified by an ARRR in February 2026, approving the inclusion of capacity expansion projects and certain other related costs. The CPUC indicated other categories of distribution costs may be considered for recovery within the GMAC in a future regulatory process, expected in late 2026 or 2027.
Colorado Senate Bill 23-291 — In May 2023, Colorado Senate Bill 23-291 was signed into law. The legislation included a number of topics including for the CPUC to adopt rules to establish fuel cost mechanisms to align the financial incentives of a utility with the interests of the utility’s customers.
In December 2024, the CPUC adopted final rules applicable to PSCo’s natural gas utility that would assign to the Company four percent of the change in the price per MMbtu of natural gas compared to the three-year average, subject to rolling 12-month cap based on a percentage of rate base, currently estimated at $7 million. PSCo made a filing in June 2025 to implement the mechanism and filed an unopposed settlement agreement in November 2025. In December 2025, a CPUC ALJ approved the settlement agreement, and PSCo implemented the gas fuel cost mechanism in January 2026.
In December 2024, the CPUC also adopted rules for electric utilities but did not adopt a specific PIM framework. PSCo made a filing in November 2025 to the CPUC to implement an electric fuel cost mechanism based on a current market-based index rather than a historical index as required for PSCo’s natural gas utility, subject to a cap currently estimated at $3 million. PSCo expects to implement the electric fuel cost mechanism in the second quarter of 2026.
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
PSCo continues to assess the impacts of these tariffs, executive orders, trade complaints and federal policies on its business, including company owned projects and PPAs. PSCo may seek regulatory relief, if required, in its jurisdictions.
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
In August 2025, the U.S. Treasury issued further guidance related to the beginning of construction for clean energy projects. In February 2026, the U.S. Treasury and IRS released initial guidance regarding foreign entities of concern. The notice includes interim safe harbor guidance for the purposes of assessing material assistance from a prohibited foreign entity for wind, solar and storage tax credits. Further guidance is expected to be released throughout 2026 related to such rules.
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

Fair value of net commodity trading contracts as of Dec. 31, 2025:

	Futures / Forwards Maturity
(Millions of Dollars)	Less Than 1 Year	1 to 3 Years	4 to 5 Years	Greater Than 5 Years	Total Fair Value
PSCo (a)	$(1)	$—	$—	$—	$(1)

(a)Prices actively quoted or based on actively quoted prices.
Changes in the fair value of commodity trading contracts before the impacts of margin-sharing for the years ended Dec. 31:

(Millions of Dollars)	2025	2024
Fair value of commodity trading net contracts outstanding at Jan. 1	$6	$5
Contracts realized or settled during the period	(3)	(8)
Commodity trading contract additions and changes during the period	(4)	9
Fair value of commodity trading net contracts outstanding at Dec.31	$(1)	$6
A 10% increase and 10% decrease in forward market prices for PSCo’s commodity trading contracts would have likewise increased and decreased pretax income from continuing operations, by approximately $1 million at Dec. 31, 2025 and Dec. 31, 2024.
Xcel Energy’s commodity trading operations measure the outstanding risk exposure to price changes on contracts and obligations using an industry standard methodology known as VaR. VaR expresses the potential change in fair value of the outstanding contracts and obligations over a particular period of time under normal market conditions.
The VaRs for PSCo commodity trading operations, excluding both non-derivative transactions and derivative transactions designated as normal purchases and normal sales, calculated on a consolidated basis using a Monte Carlo simulation with a 95% confidence level and a one-day holding period, were as follows:

(Millions of Dollars)	Year Ended Dec. 31	Average	High	Low
2025	$—	$—	$1	$—
2024	—	—	1	—
Interest Rate Risk — PSCo is subject to interest rate risk. PSCo’s risk management policy allows interest rate risk to be managed through the use of fixed rate debt, floating rate debt and interest rate derivatives.
A 100 basis point change in the benchmark rate on PSCo’s variable rate debt would impact pretax interest expense annually by approximately $3 million and $1 million in 2025 and 2024, respectively.
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
Credit exposure is monitored, and when necessary, the activity with a specific counterparty is limited until credit enhancement is provided. Distress in the financial markets could increase our credit risk.
PSCo’s subsidiaries are subject to credit risk from contracts with generating equipment manufacturers and other suppliers that require deposits or milestone payments. In the event of non-performance by these counterparties, PSCo’s subsidiaries could experience credit losses, increased costs or project delays. PSCo frequently seeks to mitigate this risk by requiring parent guarantees, letters of credit or other types of credit support.
PSCo is also subject to credit risk for all wholesale, trading and non-trading commodity counterparties and employs credit risk controls, such as letters of credit, parental guarantees, master netting agreements and termination provisions.
At Dec. 31, 2025, a 10% increase in commodity prices would have resulted in a decrease in credit exposure of $2 million, while a decrease in prices of 10% would have resulted in an increase in credit exposure of $2 million. At Dec. 31, 2024, a 10% increase in commodity prices would have resulted in an increase in credit exposure of $2 million, while a decrease in prices of 10% would have resulted in a decrease in credit exposure of $2 million.
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
PSCo management assessed the effectiveness of PSCo’s internal control over financial reporting as of Dec. 31, 2025. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessment, we believe that, as of Dec. 31, 2025, PSCo’s internal control over financial reporting is effective at the reasonable assurance level based on those criteria.

/s/ ROBERT C. FRENZEL	/s/ BRIAN J. VAN ABEL
Robert C. Frenzel	Brian J. Van Abel
Chairman, Chief Executive Officer and Director	Executive Vice President, Chief Financial Officer and Director
Feb. 25, 2026	Feb. 25, 2026

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholder and the Board of Directors of Public Service Company of Colorado
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of Public Service Company of Colorado and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, common stockholder's equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
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
February 25, 2026

We have served as the Company’s auditor since 2002.

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Operating revenues
Electric	$4,127	$3,790	$3,731
Natural gas	1,499	1,443	1,734
Other	38	39	54
Total operating revenues	5,664	5,272	5,519

Operating expenses
Electric fuel and purchased power	1,368	1,266	1,364
Cost of natural gas sold and transported	548	600	910
Cost of sales — other	6	9	17
Operating and maintenance expenses	977	926	865
Demand side management expenses	228	181	135
Depreciation and amortization	1,101	993	924
Taxes (other than income taxes)	284	275	287
Marshall Wildfire litigation	296	—	—
Loss on Comanche Unit 3 litigation	—	—	35
Workforce reduction expenses	—	—	20
Total operating expenses	4,808	4,250	4,557

Operating income	856	1,022	962

Other income, net	38	54	15
Allowance for funds used during construction — equity	145	75	39

Interest charges and financing costs
Interest charges and other financing costs	434	375	312
Allowance for funds used during construction — debt	(60)	(31)	(20)
Total interest charges and financing costs	374	344	292

Income before income taxes	665	807	724
Income tax (benefit) expense	(13)	25	29
Net income	$678	$782	$695
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Net income	$678	$782	$695
Other comprehensive income
Pension and retiree medical benefits:
Reclassification of loss to net income, net of tax	—	—	1
Derivative instruments:
Reclassification of loss to net income, net of tax	1	1	1

Total other comprehensive income	1	1	2
Total comprehensive income	$679	$783	$697
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(amounts in millions)

	Year Ended Dec. 31
	2025	2024	2023
Operating activities
Net income	$678	$782	$695
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	1,108	999	929
Deferred income taxes	199	(61)	(138)
Allowance for equity funds used during construction	(145)	(75)	(39)
Provision for bad debts	28	24	34
Changes in operating assets and liabilities:
Accounts receivable	(44)	(6)	36
Accrued unbilled revenues	14	(10)	158
Inventories	(131)	(45)	(14)
Other current assets	(338)	(66)	22
Accounts payable	57	(62)	(107)
Net regulatory assets and liabilities	(86)	307	270
Other current liabilities	35	(9)	97
Pension and other employee benefit obligations	—	(3)	11
Other, net	4	128	—
Net cash provided by operating activities	1,379	1,903	1,954

Investing activities
Utility capital/construction expenditures	(5,077)	(3,072)	(2,360)
Investments in utility money pool arrangement	(1,337)	(475)	(367)
Repayments from utility money pool arrangement	1,337	475	367
Net cash used in investing activities	(5,077)	(3,072)	(2,360)

Financing activities
Proceeds (repayments) from short-term borrowings, net	175	(235)	26
Borrowings under utility money pool arrangement	979	422	781
Repayments under utility money pool arrangement	(993)	(432)	(730)
Proceeds from issuance of long-term debt	1,977	1,184	834
Repayments of long-term debt	(250)	—	(250)
Capital contributions from parent	2,176	859	400
Dividends paid to parent	(376)	(616)	(652)
Net cash provided by financing activities	3,688	1,182	409

Net change in cash and cash equivalents	(10)	13	3
Cash, cash equivalents and restricted cash at beginning of period	26	13	10
Cash, cash equivalents and restricted cash at end of period	$16	$26	$13

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(335)	$(323)	$(271)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$594	$330	$248
Inventory transfers to property, plant and equipment	88	75	75
Operating lease right-of-use assets	185	78	18
Allowance for equity funds used during construction	145	75	39
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(amounts in millions, except share and per share)

	Dec. 31
	2025	2024
Assets
Current assets
Cash and cash equivalents	$16	$26
Accounts receivable, net	480	466
Accounts receivable from affiliates	—	21
Accrued unbilled revenues	356	370
Inventories	277	228
Regulatory assets	170	126
Prepayments and other	520	178
Total current assets	1,819	1,415

Property, plant and equipment, net	27,822	23,341

Other assets
Regulatory assets	1,603	1,362
Operating lease right-of-use assets	389	268
Other	207	208
Total other assets	2,199	1,838
Total assets	$31,840	$26,594

Liabilities and Equity
Current liabilities
Current portion of long-term debt	$—	$250
Borrowings under utility money pool arrangement	27	41
Short-term debt	260	85
Accounts payable	1,034	700
Accounts payable to affiliates	95	60
Regulatory liabilities	178	139
Taxes accrued	263	277
Accrued interest	101	77
Dividends payable to parent	75	90
Operating lease liabilities	65	94
Other	161	147
Total current liabilities	2,259	1,960

Deferred credits and other liabilities
Deferred income taxes	2,191	1,904
Regulatory liabilities	2,719	2,630
Asset retirement obligations	473	448
Customer advances	82	99
Pension and employee benefit obligations	66	89
Operating lease liabilities	330	190
Other	138	148
Total deferred credits and other liabilities	5,999	5,508

Commitments and contingencies
Capitalization
Long-term debt	10,376	8,391
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Dec. 31, 2025 and Dec. 31, 2024, respectively	—	—
Additional paid in capital	10,409	8,256
Retained earnings	2,815	2,498
Accumulated other comprehensive loss	(18)	(19)
Total common stockholder's equity	13,206	10,735
Total liabilities and stockholder's equity	$31,840	$26,594
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY
(amounts in millions, except share data)

	Common Stock				Accumulated Other Comprehensive Income (Loss)	Total Common Stockholder’s Equity
	Shares	Par Value	Additional Paid In Capital	Retained Earnings

Balance at Dec. 31, 2022	100	$—	$6,992	$2,260	$(22)	$9,230

Net income				695		695
Other comprehensive income					2	2
Common dividends declared to parent				(605)		(605)
Contribution of capital by parent			420			420
Balance at Dec. 31, 2023	100	$—	$7,412	$2,350	$(20)	$9,742

Net income				782		782
Other comprehensive income					1	1
Common dividends declared to parent				(634)		(634)
Contribution of capital by parent			844			844
Balance at Dec. 31, 2024	100	$—	$8,256	$2,498	$(19)	$10,735

Net income				678		678
Other comprehensive income					1	1
Common dividends declared to parent				(361)		(361)
Contribution of capital by parent			2,153			2,153
Balance at Dec. 31, 2025	100	$—	$10,409	$2,815	$(18)	$13,206

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
Investments in certain plants and transmission facilities are jointly owned with nonaffiliated utilities. PSCo’s proportionate share of jointly owned facilities is recorded as property, plant and equipment on the consolidated balance sheets, and PSCo’s proportionate share of depreciation and other operating costs associated with these facilities is included in its consolidated statements of income.
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
PSCo has evaluated events occurring after Dec. 31, 2025 up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation.
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
Estimates and assumptions for recovery of deferred costs and refund of deferred credits are based on specific ratemaking decisions, precedent or other available information. Regulatory assets and liabilities are reversed or amortized consistent with the treatment in the rate setting process.
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
Tax credits are recorded when earned unless there is a requirement to defer the benefit and amortize over the book depreciable lives of related property, as determined by tax regulations and Xcel Energy tax elections. For tax credits eligible to be recognized when earned, Xcel Energy considers the impact of rate regulation to determine if these credits and related adjustments should be deferred as regulatory assets or liabilities.
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
Interest and penalties related to income taxes are reported within other income, net or interest charges in the consolidated statements of income.
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
Depreciation expense is recorded using the straight-line method over the assets’ commission approved useful lives. Actuarial life studies are performed and submitted to the state and federal commissions for review. Upon acceptance by the various commissions, the resulting lives and net salvage rates are used to calculate depreciation. Plant removal costs are typically recognized at the amounts recovered in rates as authorized by the applicable regulator. Accumulated removal costs are reflected in the consolidated balance sheet as a regulatory liability. Depreciation expense, expressed as a percentage of average depreciable property, was approximately 3.9% in 2025, 3.8% in 2024 and 3.6% in 2023.
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
See Note 10 for further information.
Leases — PSCo evaluates contracts that may contain leases, including PPAs and arrangements for the use of office space and other facilities, as well as certain contracts for the use of land, vehicles and other equipment. A contract contains a lease if it conveys the exclusive right to control the use of a specific asset. A contract determined to contain a lease is evaluated further to determine whether the arrangement is an operating lease or a finance lease, including an assessment of whether the contract requires payments for substantially all of the value of the leased asset or whether the term of the contract is for substantially all of the expected remaining economic life of the leased asset, among other criteria for finance lease classification.
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
PSCo has various rate-adjustment mechanisms that provide for the recovery of natural gas, electric fuel and purchased energy costs. Cost-adjustment tariffs may increase or decrease the level of revenue collected from customers and are revised periodically for differences between the total amount collected under the clauses and the costs incurred.
When applicable, fuel cost over-recoveries (the excess of fuel revenue billed to customers over fuel costs incurred) are deferred as regulatory liabilities and under-recoveries (the excess of fuel costs incurred over fuel revenues billed to customers) are deferred as regulatory assets.
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
As of Dec. 31, 2025 and 2024, the allowance for bad debts was $38 million and $50 million, respectively.
Inventory — Inventory is recorded at the lower of average cost or net realizable value and consisted of the following:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Inventories
Materials and supplies	$136	$99
Fuel	64	62
Natural gas	77	67
Total inventories	$277	$228
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
Derivative Instruments — PSCo uses derivative instruments in connection with its commodity trading activities, and to manage risk associated with changes in interest rates and utility commodity prices, including forward contracts, futures, swaps and options. Derivatives that have not been designated or do not qualify for the normal purchases and normal sales exception are recorded on the consolidated balance sheets at fair value as derivative instruments. Classification of changes in fair value for those derivative instruments is dependent on the designation of a qualifying hedging relationship.
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
Alternative Revenue — Certain rate rider mechanisms (including transmission and distribution cost recovery and DSM programs) qualify as alternative revenue programs. These mechanisms arise from instances in which the regulator authorizes a future surcharge in response to past activities or completed events. When certain criteria are met, including expected collection within 24 months, revenue is recognized, which may include incentives and return on rate base items.
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

2. Accounting Pronouncements
Recently Adopted
Income Taxes — In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740) – Improvements to Income Tax Disclosures, with new disclosure requirements including presentation of prescribed line items in the ETR reconciliation and disclosures regarding state and local tax payments. PSCo retrospectively implemented this guidance in the year ended Dec. 31, 2025. The adoption impacts were not material.
See Note 7 for further information.
Recently Issued
Government Grants — In December 2025, the FASB issued ASU 2025-10 – Government Grants (Topic 832), which includes amended recognition, measurement, and presentation requirements for asset and income-related grants. The ASU is effective for annual and interim reporting periods beginning after Dec. 15, 2028. PSCo is currently evaluating the new guidance, but adoption impacts are expected to be immaterial.
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Disaggregation of Income Statement Expenses, which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. PSCo is currently evaluating the impact of the new disclosure guidance.

3. Property, Plant and Equipment
Major classes of property, plant and equipment

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Property, plant and equipment, net
Electric plant	$20,451	$18,033
Natural gas plant	7,222	6,814
Common and other property	1,704	1,616
Plant to be retired (a)	929	1,057
CWIP	4,367	2,274
Total property, plant and equipment	34,673	29,794
Less accumulated depreciation	(6,851)	(6,453)
Property, plant and equipment, net	$27,822	$23,341
(a)Amounts include Comanche Unit 3, Craig Unit 2, Hayden Units 1 and 2. The Dec. 31, 2024 amounts also include coal generation assets at Pawnee (assets were retired in 2025 and the conversion to natural gas is in process). Additionally, 2024 amounts included both Comanche Unit 2 and Craig Unit 1, which had planned retirement dates in 2025. Amounts are presented net of accumulated depreciation.

Joint Ownership of Generation, Transmission and Gas Facilities
Jointly owned assets as of Dec. 31, 2025:

(Millions of Dollars, Except Percent Owned)	Plant in Service	Accumulated Depreciation	Percent Owned
Electric generation:
Hayden Unit 1	$159	$126	76%
Hayden Unit 2	152	99	37
Hayden common facilities	45	36	53
Craig Units 1 and 2	82	60	10
Craig common facilities	40	28	7
Comanche Unit 3	971	233	67
Comanche common facilities	29	6	77
Electric transmission:
Transmission and other facilities	193	76	Various
Gas transmission:
Rifle, CO to Avon, CO	31	10	60
Gas transmission compressor	8	3	60
Total (a)	$1,710	$677
(a)Projects additionally include $16 million in CWIP.
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

Components of regulatory assets:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2025		Dec. 31, 2024 (a)
Regulatory Assets			Current	Noncurrent	Current	Noncurrent
Pension and retiree medical obligations	9	Various	$12	$437	$7	$464
Net AROs (b)	1, 10	Various	—	319	—	296
Depreciation differences		Various	16	316	16	246
Recoverable deferred taxes on AFUDC		Plant lives	—	193	—	154
Grid modernization costs		Various	—	63	3	26
Excess deferred taxes — TCJA	7	Various	1	51	1	52
Excess liability insurance costs		10 years	—	45	—	6
Conservation programs (c)	1	One to two years	13	17	10	15
Deferred natural gas and electric energy/fuel costs		Less than one year	51	—	48	—
Other		Various	77	162	41	103
Total regulatory assets			$170	$1,603	$126	$1,362
(a)Prior period amounts have been reclassified to conform with current year presentation.
(b)Includes amounts recorded for future recovery of AROs.
(c)Includes costs for conservation programs, as well as incentives allowed in certain jurisdictions.

Components of regulatory liabilities:

(Millions of Dollars)	See Note(s)	Remaining Amortization Period	Dec. 31, 2025		Dec. 31, 2024 (a)
Regulatory Liabilities			Current	Noncurrent	Current	Noncurrent
Deferred income tax adjustments and TCJA refunds (b)	7	Various	$2	$1,165	$2	$1,214
Plant removal costs	1, 10	Various	—	905	—	850
Renewable resources and environmental initiatives		Various	—	270	—	193
Effects of regulation on employee benefit costs (c)	7	Various	—	247	—	241
ITC deferrals	1	Various	—	53	—	54
Deferred natural gas, electric, steam energy/fuel costs		Less than one year	72	—	78	—
Other		Various	104	79	59	78
Total regulatory liabilities			$178	$2,719	$139	$2,630
(a)Prior period amounts have been reclassified to conform with current year presentation.
(b)Includes the revaluation of recoverable/regulated plant accumulated deferred income taxes and revaluation impact of non-plant accumulated deferred income taxes due to the TCJA.
(c)Includes regulatory amortization and certain 2018 TCJA benefits approved by the CPUC to offset the prepaid pension asset.
PSCo’s regulatory assets not earning a return include past expenditures of $190 million and $134 million at Dec. 31, 2025 and 2024, respectively, which predominately relate to deferred excess liability insurance costs, purchased natural gas and other miscellaneous costs. Additionally, the unfunded portion of pension and retiree medical obligations and net AROs (i.e., deferrals for which cash has not been disbursed) do not earn a return.

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
Money pool borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2025	Year Ended Dec. 31
		2025	2024	2023
Borrowing limit	$250	$250	$250	$250
Amount outstanding at period end	27	27	41	51
Average amount outstanding	6	37	25	23
Maximum amount outstanding	60	250	250	250
Weighted average interest rate, computed on a daily basis	3.88%	4.31%	5.33%	5.31%
Weighted average interest rate at end of period	3.88	3.88	4.58	5.34

Commercial Paper — Commercial paper borrowings:

(Millions of Dollars, Except Interest Rates)	Three Months Ended Dec. 31, 2025	Year Ended Dec. 31
		2025	2024	2023
Borrowing limit	$1,200	$1,200	$700	$700
Amount outstanding at period end	260	260	85	320
Average amount outstanding	270	106	71	124
Maximum amount outstanding	725	725	492	454
Weighted average interest rate, computed on a daily basis	4.07%	4.25%	5.55%	5.17%
Weighted average interest rate at end of period	3.89	3.89	4.58	5.56
Letters of Credit — PSCo uses letters of credit, typically with terms of one year, to provide financial guarantees for certain operating obligations. At Dec. 31, 2025 and 2024, there were $48 million and $31 million of letters of credit outstanding under the credit facility, respectively. The contract amounts of these letters of credit approximate their fair value and are subject to fees.
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
Features of PSCo’s credit facility:

Debt-to-Total Capitalization Ratio (a)		Amount Facility May Be Increased (millions of dollars)	Additional Periods for Which a One-Year Extension May Be Requested (b)
2025	2024
44.90%	45.20%	$170	2
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
If PSCo does not comply with the covenant, an event of default may be declared, and if not remedied, any outstanding amounts due under the facility can be declared due by the lender. As of Dec. 31, 2025, PSCo was in compliance with the financial covenant.
PSCo had the following committed credit facility available as of Dec. 31, 2025 (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$1,200	$308	$892
(a)This credit facility matures in December 2029.
(b)Includes letters of credit and outstanding commercial paper.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the facility outstanding at Dec. 31, 2025 and 2024.
Long-Term Borrowings and Other Financing Instruments
Generally, the property of PSCo is subject to the lien of its first mortgage indenture for the benefit of bondholders. Debt premiums, discounts and expenses are amortized over the life of the related debt. The premiums, discounts and expenses for refinanced debt are deferred and amortized over the life of the new issuance.
Long-term debt obligations for PSCo as of Dec. 31 (in millions of dollars):

Financing Instrument	Interest Rate	Maturity Date	2025	2024
First mortgage bonds	2.90%	May 15, 2025	$—	$250
First mortgage bonds	3.70	June 15, 2028	350	350
First mortgage bonds	1.90	Jan. 15, 2031	375	375
First mortgage bonds	1.875	June 15, 2031	750	750
First mortgage bonds	4.10	June 1, 2032	300	300
First mortgage bonds (a)	5.35	May 15, 2034	400	—
First mortgage bonds (b)	5.35	May 15, 2034	450	450
First mortgage bonds (a)	5.15	Sep 15, 2035	800	—
First mortgage bonds	6.25	Sept. 1, 2037	350	350
First mortgage bonds	6.50	Aug. 1, 2038	300	300
First mortgage bonds	4.75	Aug. 15, 2041	250	250
First mortgage bonds	3.60	Sept. 15, 2042	500	500
First mortgage bonds	3.95	March 15, 2043	250	250
First mortgage bonds	4.30	March 15, 2044	300	300
First mortgage bonds	3.55	June 15, 2046	250	250
First mortgage bonds	3.80	June 15, 2047	400	400
First mortgage bonds	4.10	June 15, 2048	350	350
First mortgage bonds	4.05	Sept. 15, 2049	400	400
First mortgage bonds	3.20	March 1, 2050	550	550
First mortgage bonds	2.70	Jan. 15, 2051	375	375
First mortgage bonds	4.50	June 1, 2052	400	400
First mortgage bonds	5.25	April 1, 2053	850	850
First mortgage bonds (b)	5.75	May 15, 2054	750	750
First mortgage bonds (a)	5.85	May 15, 2055	800	—
Unamortized discount			(42)	(42)
Unamortized debt issuance cost			(82)	(67)
Current maturities			—	(250)
Total long-term debt			$10,376	$8,391
(a)2025 financing.
(b)2024 financing.
Maturities of long-term debt:

(Millions of Dollars)
2026	$—
2027	—
2028	350
2029	—
2030	—
Capital Stock — PSCo has authorized the issuance of preferred stock.

Preferred Stock Authorized (Shares)	Par Value of Preferred Stock	Preferred Stock Outstanding (Shares) 2025 and 2024
10,000,000	$0.01	—
Dividend Restrictions — PSCo’s dividends are subject to the FERC’s jurisdiction, which prohibits the payment of dividends out of capital accounts. Dividends are solely to be paid from retained earnings.

6. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Year Ended Dec. 31, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,381	$901	$2	$2,284
C&I	1,801	377	35	2,213
Other	51	—	1	52
Total retail	3,233	1,278	38	4,549
Wholesale	253	—	—	253
Transmission	110	—	—	110
Other	63	159	—	222
Total revenue from contracts with customers	3,659	1,437	38	5,134
Alternative revenue and other	468	62	—	530
Total revenues	$4,127	$1,499	$38	$5,664

	Year Ended Dec. 31, 2024
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,358	$898	$4	$2,260
C&I	1,762	373	35	2,170
Other	52	—	—	52
Total retail	3,172	1,271	39	4,482
Wholesale	209	—	—	209
Transmission	98	—	—	98
Other	64	138	—	202
Total revenue from contracts with customers	3,543	1,409	39	4,991
Alternative revenue and other	247	34	—	281
Total revenues	$3,790	$1,443	$39	$5,272

	Year Ended Dec. 31, 2023
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,295	$1,109	$19	$2,423
C&I	1,816	459	30	2,305
Other	52	—	5	57
Total retail	3,163	1,568	54	4,785
Wholesale	237	—	—	237
Transmission	90	—	—	90
Other	61	132	—	193
Total revenue from contracts with customers	3,551	1,700	54	5,305
Alternative revenue and other	180	34	—	214
Total revenues	$3,731	$1,734	$54	$5,519

7. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation for years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Income before income taxes (domestic)	$665	$807	$724

Federal statutory rate impact	140	169	152
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(108)	(114)	(105)
Other	(6)	(7)	(8)
Regulatory adjustments (b)
Plant related excess deferred taxes	(37)	(35)	(35)
AFUDC equity	(31)	(16)	(8)
Other	5	3	4
State income taxes, net of federal tax effect (c)	21	19	24
Other	3	6	5
Income tax (benefit) expense	$(13)	$25	$29

	2025	2024	2023
Federal statutory rate	21.0%	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(16.2)	(14.1)	(14.5)
Other	(0.8)	(0.8)	(1.1)
Regulatory adjustments (b)
Plant related excess deferred taxes	(5.6)	(4.4)	(4.8)
AFUDC equity	(4.7)	(1.9)	(1.1)
Other	0.7	0.5	0.6
State income taxes, net of federal tax effect (c)	3.2	2.4	3.3
Other	0.4	0.4	0.6
Effective income tax rate	(2.0)%	3.1%	4.0%
(a)Wind and Solar PTCs (net of transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
(b)Regulatory adjustments primarily relate to the credit of plant related excess deferred taxes to customers for tax rate increases as well as the capitalization of AFUDC equity for book purposes only. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(c)State and local income taxes are primarily made up of the following jurisdictions: Colorado
Components of income tax expense for the years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Current federal tax (benefit) expense	$(55)	$192	$182
Current state tax (benefit) expense	(10)	35	28
Deferred federal tax expense (benefit)	18	(190)	(181)
Deferred state tax expense (benefit)	37	(10)	2
Deferred change in unrecognized tax (benefit) expense	(1)	1	1
Deferred ITCs	(2)	(3)	(3)
Total income tax (benefit) expense	$(13)	$25	$29

Components of deferred income tax expense as of Dec. 31:

(Millions of Dollars)	2025	2024	2023
Deferred tax expense (benefit) excluding items below	$287	$10	$(89)
Adjustments to deferred income taxes for tax credit cash transfers	(145)	(138)	(40)
Amortization and adjustments to deferred income taxes on income tax regulatory assets and liabilities	(87)	(71)	(48)
Tax expense allocated to other comprehensive income and other	(1)	—	(1)
Deferred tax expense (benefit)	$54	$(199)	$(178)
Components of the net deferred tax liability as of Dec. 31:

(Millions of Dollars)	2025	2024
Deferred tax liabilities:
Differences between book and tax bases of property	$2,568	$2,353
Regulatory assets	273	279
Operating lease assets	97	69
Pension expense and other employee benefits	20	22
Other	7	7
Total deferred tax liabilities	$2,965	$2,730

Deferred tax assets:
Tax credit carryforward	$387	$419
Regulatory liabilities	251	280
Operating lease liabilities	97	69
Bad debts	10	13
Deferred fuel costs	6	7
Deferred ITCs	5	5
Tax credit carryforward valuation allowances	(4)	(3)
Rate refund	9	6
Other	13	30
Total deferred tax assets	$774	$826
Net deferred tax liability	$2,191	$1,904
Cash received (paid) for income taxes for the years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Cash received (paid) for income taxes: federal, net (a)	$171	$(54)	$(118)
Cash received (paid) for income taxes: Colorado	1	(2)	(8)
Total	$172	$(56)	$(126)
(a)Includes proceeds from tax credit transfers.
Other Income Tax Matters — Tax credits represent the deferred tax asset that is carried forward.
Tax credit carryforwards as of Dec. 31 were as follows:

(Millions of Dollars)	2025	2024
Federal tax credit carryforwards	$376	$410
Valuation allowances for federal credit carryforwards	(1)	(3)
State tax credit carryforwards, net of federal detriment (a)	11	9
Valuation allowances for state credit carryforwards, net of federal benefit (b)	(3)	—
(a)State tax credit carryforwards are net of federal detriment of $3 million and $2 million as of Dec. 31, 2025 and 2024, respectively.
(b)Valuation allowances for state tax credit carryforwards were net of federal benefit of $1 million as of Dec. 31, 2025 and 2024, respectively.
Federal carryforward periods expire between 2038 and 2045. State carryforward periods expire between 2026 and 2038.
Unrecognized Tax Benefits
Federal Audit — PSCo is a member of the Xcel Energy affiliated group that files a consolidated federal income tax return. In 2023 the IRS issued its Revenue Agent’s Report related to the federal tax loss carryback claim. The Company materially agreed with the report and re-recognized the related benefit in 2023.
Statute of limitations applicable to Xcel Energy’s consolidated federal tax returns expire as follows:

Tax Year	Expiration
2022	September 2026
Additionally, the statute of limitations related to federal tax credit carryforwards will remain open until those credits are utilized in subsequent returns.
State Audits — PSCo is a member of the Xcel Energy affiliated group that files consolidated state tax returns based on income in its major operating jurisdictions and various other state income-based tax returns. As of Dec. 31, 2025, PSCo’s earliest open tax years (subject to examination by state taxing authorities in its major operating jurisdictions) were as follows:

State	Tax Year(s)	Expiration
Colorado	2014 - 2016	March 2026
Colorado	2021	October 2026
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
Unrecognized tax benefits - permanent vs temporary:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Unrecognized tax benefit — Permanent tax positions	$12	$13
Unrecognized tax benefit — Temporary tax positions	—	—
Total unrecognized tax benefit	$12	$13
Changes in unrecognized tax benefits:

(Millions of Dollars)	2025	2024	2023
Balance at Jan. 1	$13	$12	$13
Additions based on tax positions related to the current year	1	2	2
Reductions for tax positions of prior years	(2)	(1)	(3)
Balance at Dec. 31	$12	$13	$12
Unrecognized tax benefits were reduced by tax benefits associated with NOL and tax credit carryforwards:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
NOL and tax credit carryforwards	$(12)	$(12)
Payable for interest related to unrecognized tax benefits is partially offset by the interest benefit associated with NOL and tax credit carryforwards. Payables for interest related to unrecognized tax benefits at Dec. 31, 2025, 2024 and 2023 were not material. No penalties were accrued related to unrecognized tax benefits as of Dec. 31, 2025, 2024 or 2023.

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
As of Dec. 31, 2025, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Dec. 31, 2025, PSCo had no unsettled interest rate swaps outstanding.
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
As of Dec. 31, 2025, PSCo had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	Dec. 31, 2025	Dec. 31, 2024
MWh of electricity	1	1
MMBtu of natural gas	—	19
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
As of Dec. 31, 2025, two of PSCo’s seven most significant counterparties for these activities, comprising $2 million or 4% of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Five of the seven most significant counterparties, comprising $50 million or 81% of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
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
As of Dec. 31, 2025 and 2024, there were no derivative liabilities position with such underlying contract provisions.
Certain contracts also may contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
As of Dec. 31, 2025 and 2024 there were approximately $7 million and $6 million of derivative instruments in a liability position with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Dec. 31, 2025 and 2024.
Recurring Derivative Fair Value Measurements
Changes in the fair value of natural gas commodity derivatives recognized as regulatory assets and liabilities included immaterial net gains and losses for the twelve months ended Dec. 31, 2025 and 2024, and a $13 million loss in fair value of natural gas commodity derivatives recognized as regulatory assets and liabilities for the twelve months ended Dec. 31, 2023. The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

(Millions of Dollars)	Pre-Tax Losses Reclassified into Income During the Period from Accumulated Other Comprehensive Loss		Pre-Tax Gains (Losses) Recognized During the Period in Income
Year Ended Dec. 31, 2025
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—
Total	$1		$—
Other derivative instruments
Commodity trading	$—		$3	(b)
Natural gas commodity	—		(13)	(c)(d)
Total	$—		$(10)
Year Ended Dec. 31, 2024
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—
Total	$1		$—
Other derivative instruments
Commodity trading	$—		$(18)	(b)
Natural gas commodity	—		(13)	(c)(d)
Total	$—		$(31)
Year Ended Dec. 31, 2023
Derivatives designated as cash flow hedges
Interest rate	$1	(a)	$—
Total	$1		$—
Other derivative instruments
Commodity trading	$—		$(5)	(b)
Natural gas commodity	—		(16)	(c)(d)
Total	$—		$(21)
(a)Recorded to interest charges.
(b)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(c)Other than $4 million of 2025 and $3 million of 2024 losses recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(d)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the years ended Dec. 31, 2025, 2024 and 2023.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Dec. 31, 2025						Dec. 31, 2024
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$—	$6	$—	$6	$(6)	$—	$2	$—	$—	$2	$(1)	$1
Natural gas commodity	—	7	—	7	—	7	—	9	—	9	—	9
Total current derivative assets (b)	$—	$13	$—	$13	$(6)	$7	$2	$9	$—	$11	$(1)	$10
Noncurrent derivative assets
Other derivative instruments:
Commodity trading	$—	$—	$—	$—	$—	$—	$5	$4	$—	$9	$(3)	$6
Total noncurrent derivative assets (b)	$—	$—	$—	$—	$—	$—	$5	$4	$—	$9	$(3)	$6
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$7	$—	$7	$(6)	$1	$1	$—	$—	$1	$(1)	$—
Natural gas commodity	—	7	—	7	—	7	—	6	—	6	—	6
Total current derivative liabilities (b)	$—	$14	$—	$14	$(6)	$8	$1	$6	$—	$7	$(1)	$6
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$—	$—	$—	$—	$—	$2	$2	$—	$4	$(4)	$—
Total noncurrent derivative liabilities (b)	$—	$—	$—	$—	$—	$—	$2	$2	$—	$4	$(4)	$—
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At Dec. 31, 2025 and 2024, derivative assets and liabilities include no obligations to return cash collateral. At Dec. 31, 2025 and 2024, derivative assets and liabilities include immaterial rights to reclaim cash collateral. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Current derivative assets are included in prepayments and other as of Dec. 31, 2025 and Dec. 31, 2024. Total noncurrent derivative assets are included in other long-term assets as of Dec. 31, 2025 and Dec. 31, 2024. Total current derivative liabilities are included in other current liabilities and total noncurrent derivative liabilities are included within other deferred credits and other liabilities as of Dec. 31, 2025 and Dec. 31, 2024.
In 2023, changes in Level 3 commodity derivatives included $9 million in losses recognized in earnings. There were no changes in Level 3 commodity derivatives as of 2025 and 2024.
Fair Value of Long-Term Debt
As of Dec. 31, other financial instruments for which the carrying amount did not equal fair value:

	2025		2024
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$10,376	$9,452	$8,641	$7,515
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Dec. 31, 2025 and 2024, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

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
The average annual interest crediting rates for these plans was 4.69, 4.97 and 5.03 percent in 2025, 2024, and 2023, respectively.
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
•Investment returns in 2025 were above the assumed level of 7.03%.
•Investment returns in 2024 were below the assumed level of 6.53%.
•Investment returns in 2023 were above the assumed level of 6.53%.
•In 2026, PSCo’s expected investment-return assumption is 7.03%.

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

Plan Assets
For each of the fair value hierarchy levels, PSCo’s pension plan assets measured at fair value:

	Dec. 31, 2025 (a)					Dec. 31, 2024 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$43	$—	$—	$—	$43	$47	$—	$—	$—	$47
Commingled funds (b)	—	—	—	399	399	—	—	—	385	385
Debt securities	—	304	1	—	305	—	278	2	—	280
Equity securities	8	—	—	—	8	9	—	—	—	9
Partnerships (b)	—	—	—	246	246	—	—	—	247	247
Other	—	4	—	—	4	—	3	—	—	3
Total	$51	$308	$1	$645	$1,005	$56	$281	$2	$632	$971
(a)See Note 8 for further information on fair value measurement inputs and methods.
(b)Prior period amounts have been reclassified to conform with current year presentation.
For each of the fair value hierarchy levels, PSCo’s proportionate allocation of the total postretirement benefit plan assets that were measured at fair value:

	Dec. 31, 2025 (a)					Dec. 31, 2024 (a)
(Millions of Dollars)	Level 1	Level 2	Level 3	Measured at NAV	Total	Level 1	Level 2	Level 3	Measured at NAV	Total
Cash equivalents	$31	$—	$—	$—	$31	$31	$—	$—	$—	$31
Insurance contracts	—	34	—	—	34	—	35	—	—	35
Commingled funds (b)	—	—	—	59	59	—	—	—	20	20
Debt securities	—	134	—	—	134	—	177	—	—	177
Partnerships (b)	—	—	—	40	40	—	—	—	40	40
Other	—	1	—	—	1	—	—	—	—	—
Total	$31	$169	$—	$99	$299	$31	$212	$—	$60	$303
(a)See Note 8 for further information on fair value measurement inputs and methods.
(b)Prior period amounts have been reclassified to conform with current year presentation.
Immaterial assets were transferred in or out of Level 3 for 2025 and 2024.

Funded Status — Comparisons of the actuarially computed benefit obligation, changes in plan assets and funded status of the pension and postretirement health care plans for PSCo are as follows:

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2025	2024	2025	2024
Change in Benefit Obligation:
Obligation at Jan. 1	$1,027	$1,071	$331	$296
Service cost	20	21	—	—
Interest cost	58	56	19	16
Actuarial loss (gain)	9	(37)	12	52
Plan participants’ contributions	—	—	8	8
Medicare subsidy reimbursements	—	—	3	—
Benefit payments	(80)	(84)	(43)	(41)
Obligation at Dec. 31	$1,034	$1,027	$330	$331
Change in Fair Value of Plan Assets:
Fair value of plan assets at Jan. 1	$971	$1,037	$303	$314
Actual return on plan assets	107	11	29	19
Employer contributions	7	7	2	3
Plan participants’ contributions	—	—	8	8
Benefit payments	(80)	(84)	(43)	(41)
Fair value of plan assets at Dec. 31	$1,005	$971	$299	$303
Funded status of plans at Dec. 31	$(29)	$(56)	$(31)	$(28)
Amounts recognized in the Consolidated Balance Sheet at Dec. 31:
Noncurrent liabilities	(29)	(56)	(31)	(28)
Net amounts recognized	$(29)	$(56)	$(31)	$(28)

	Pension Benefits		Postretirement Benefits
Significant Assumptions Used to Measure Benefit Obligations:	2025	2024	2025	2024
Discount rate for year-end valuation	5.78%	5.88%	5.66%	5.88%
Expected average long-term increase in compensation level	4.25%	4.25%	N/A	N/A
Mortality table	Pri-2012	Pri-2012	Pri-2012	Pri-2012
Health care costs trend rate — initial: Pre-65	N/A	N/A	7.00%	7.00%
Health care costs trend rate — initial: Post-65	N/A	N/A	7.50%	7.50%
Ultimate trend assumption — initial: Pre-65	N/A	N/A	4.50%	4.50%
Ultimate trend assumption — initial: Post-65	N/A	N/A	4.50%	4.50%
Years until ultimate trend is reached	N/A	N/A	8	9
Accumulated benefit obligation for the pension plan was $977 million and $970 million as of Dec. 31, 2025 and 2024, respectively.
Net Periodic Benefit Cost — Net periodic benefit cost (credit), other than the service cost component, is included in other income (expense) in the statements of income.
Components of net periodic benefit cost and amounts recognized in other comprehensive income and regulatory assets and liabilities:

	Pension Benefits			Postretirement Benefits
(Millions of Dollars)	2025	2024	2023	2025	2024	2023
Service cost	$20	$21	$19	$—	$—	$1
Interest cost	58	56	58	19	16	16
Expected return on plan assets	(78)	(76)	(76)	(18)	(15)	(15)
Amortization of net loss	6	6	1	4	2	1
Net periodic pension cost	6	7	2	5	3	3
Effects of regulation	(3)	(6)	9	—	—	—
Net benefit cost recognized for financial reporting	$3	$1	$11	$5	$3	$3
Significant Assumptions Used to Measure Costs:
Discount rate	5.88%	5.49%	5.80%	5.88%	5.54%	5.80%
Expected average long-term increase in compensation level	4.25	4.25	4.25	N/A	N/A	N/A
Expected average long-term rate of return on assets	7.03	6.53	6.53	6.25	5.00	5.00

	Pension Benefits		Postretirement Benefits
(Millions of Dollars)	2025	2024	2025	2024
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost:
Net loss	$351	$377	$103	$105
Prior service credit	(1)	(1)	—	—
Total	$350	$376	$103	$105
Amounts Not Yet Recognized as Components of Net Periodic Benefit Cost Have Been Recorded as Follows Based Upon Expected Recovery in Rates:
Current regulatory assets	$11	$8	$4	$1
Noncurrent regulatory assets	339	368	99	104
Total	$350	$376	$103	$105

Measurement date	Dec. 31, 2025	Dec. 31, 2024	Dec. 31, 2025	Dec. 31, 2024
Cash Flows — Funding requirements can be impacted by changes to actuarial assumptions, actual asset levels and other calculations prescribed by the requirements of income tax and other pension-related regulations. Required contributions were made in 2023 - 2026 to meet minimum funding requirements. Total voluntary and required pension funding contributions across all four of Xcel Energy’s pension plans were as follows:
•$75 million in January 2026, of which $3 million was attributable to PSCo.
•$125 million in 2025, of which $7 million was attributable to PSCo.
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
Xcel Energy’s voluntary postretirement funding contributions were as follows:
•$8 million expected in 2026, of which none is attributable to PSCo.
•$13 million during 2025, of which $2 million was attributable to PSCo.
•$11 million during 2024, of which $3 million was attributable to PSCo.
•$11 million during 2023, of which $3 million was attributable to PSCo.
Targeted asset allocations:

	Pension Benefits		Postretirement Benefits
	2025	2024	2025	2024
Long-duration fixed income securities	38%	38%	—%	—%
Domestic and international equity securities	30	31	25	25
Alternative investments	19	20	13	11
Short-to-intermediate fixed income securities	11	9	61	61
Cash	2	2	1	3
Total	100%	100%	100%	100%
The asset allocations above reflect target allocations approved in the calendar year to take effect in the subsequent year.
Plan Amendments — There were no significant plan amendments made in 2025 and 2024 which affected the pension or postretirement benefit obligation.
In 2023, Xcel Energy amended the Xcel Energy Pension Plan and Xcel Energy Inc. Nonbargaining Pension Plan (South) to reduce supplemental social security benefits for all active participants on and after Jan. 1, 2024.
Projected Benefit Payments
PSCo’s projected benefit payments:

(Millions of Dollars)	Projected Pension Benefit Payments	Gross Projected Postretirement Health Care Benefit Payments	Expected Medicare Part D Subsidies	Net Projected Postretirement Health Care Benefit Payments
2026	$81	$33	$3	$30
2027	82	32	3	29
2028	81	32	3	29
2029	80	31	3	28
2030	79	30	3	27
2031-2035	383	145	15	130
Voluntary Retirement Program
Incremental to amounts presented above for postretirement benefits, Xcel Energy, which includes PSCo, has postemployment costs and obligations for its Voluntary Retirement Program, under which approximately 400 eligible non-bargaining employees retired in the fourth quarter of 2023.
Immaterial unfunded obligations for health plan subsidies and other medical benefits are presented in other current liabilities and noncurrent pension and employee benefit obligations in the consolidated balance sheets as of Dec. 31, 2025 and 2024.
Defined Contribution Plans
Xcel Energy, which includes PSCo, maintains 401(k) and other defined contribution plans that cover most employees. Total expense of these plans for PSCo was approximately $14 million in 2025 and 2024 and $13 million in 2023.

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
Marshall Wildfire Litigation — In December 2021, a wildfire ignited in Boulder County, Colorado (Marshall Fire). On June 8, 2023, the Boulder County Sheriff’s Office released its Marshall Fire Investigative Summary and Review and its supporting documents (Sheriff’s Report). According to the Sheriff’s Report, on Dec. 30, 2021, a fire ignited on a residential property in Boulder, Colorado, located in PSCo’s service territory, for reasons unrelated to PSCo’s power lines. According to the Sheriff’s Report, approximately one hour and 20 minutes after the first ignition, a second fire ignited just south of the Marshall Mesa Trailhead in unincorporated Boulder County, Colorado, also located in PSCo’s service territory. According to the Sheriff’s Report, the second ignition started approximately 80 to 110 feet away from PSCo’s power lines in the area.
PSCo received notice or otherwise became aware of 307 complaints on behalf of at least 4,087 plaintiffs, most of which also named Xcel Energy Inc. and Xcel Energy Services Inc. as additional defendants, relating to the Marshall Fire. The complaints generally alleged that PSCo’s equipment ignited the Marshall Fire and asserted various causes of action under Colorado law. In addition to asserting claims against PSCo, Xcel Energy Inc. and Xcel Energy Services Inc., various plaintiffs, including insurance company plaintiffs, asserted claims against certain telecommunications companies (the Telecom Companies). In April 2025, most of the remaining plaintiffs amended their complaints to also assert claims against the Telecom Companies. In June 2025, the Boulder County District Court dismissed Xcel Energy Inc. from the complaints that named that entity as a defendant, due to lack of jurisdiction.
An initial trial on liability issues was scheduled to start in September 2025. Prior to trial, in September 2025, Xcel Energy, Qwest Corporation and Teleport Communications America, LLC reached settlement agreements in principle that resolve all claims asserted by the subrogation insurers, the public entity plaintiffs and individual plaintiffs, and require PSCo to make settlement payments of $640 million. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlement agreements.
As a result of settlements as well as legal and other costs of the matter, PSCo recognized charges to earnings of $287 million and $12 million in the quarterly periods ended Sept. 30 and Dec. 31, 2025, respectively, after consideration of total costs expected to be reimbursed by insurance. As of February 2026, final settlement documentation has been executed with the subrogation insurers, the public entity plaintiffs and nearly all the individual plaintiffs, and nearly all have received payment. If complaints of the remaining individual plaintiffs who have not accepted a settlement or have otherwise stopped prosecuting their claims are not resolved, they may be subject to further litigation.
A remaining estimated liability of $5 million is presented in other current liabilities as of Dec. 31, 2025; no estimated liability was recognized as of Dec. 31, 2024. PSCo records insurance recoveries when it is deemed probable that recovery will occur, and PSCo can reasonably estimate the amount or range. Insurance receivables of $353 million related to settlements are presented in prepayments and other current assets as of Dec. 31, 2025; no such insurance receivables were recognized as of Dec. 31, 2024.
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
PSCo has approximately $5 million of remaining liabilities for resolution of these issues, however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
Investigation and/or corrective action related to groundwater impacts are currently underway at certain active and closed coal generating facilities at a current estimated cost of at least $45 million. In addition, PSCo expects to incur $4 million for investigations through 2028 to perform required reporting and assess whether corrective actions are necessary. AROs have been recorded for each of these activities, and amounts are expected to be recoverable through regulatory mechanisms.
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
In February 2026, the EPA issued a final rule amending the CCR Legacy rule. The ruling extends deadlines for various regulatory actions and clarifies previous information regarding implementation of the rule. PSCo is still evaluating the final rule, but anticipates impacts to be consistent with prior accruals.
AROs — AROs have been recorded for PSCo’s assets.
PSCo’s AROs were as follows:

	2025
(Millions of Dollars)	Jan. 1, 2025	Amounts Incurred (a)	Accretion	Cash Flow Revisions	Dec. 31, 2025
Electric
Steam, hydro and other production	$244	$9	$10	$—	$263
Wind	48	—	2	—	50
Distribution	18	—	1	—	19
Natural gas
Transmission and distribution	138	—	7	(4)	141
Total liability	$448	$9	$20	$(4)	$473
(a)Amounts incurred largely pertain to obligations associated with new solar facilities.

	2024
(Millions of Dollars)	Jan. 1, 2024	Amounts Incurred (a)	Accretion	Cash Flow Revisions	Dec. 31, 2024
Electric
Steam, hydro and other production	$188	$38	$9	$9	$244
Wind	46	—	2	—	48
Distribution	17	—	1	—	18
Natural gas
Transmission and distribution	132	—	6	—	138
Total liability	$383	$38	$18	$9	$448
(a)Amounts incurred pertain to the CCR coal ash regulations.
Indeterminate AROs — Outside of the recorded asbestos AROs, other plants or buildings may contain asbestos due to the age of many of PSCo’s facilities, but no confirmation or measurement of the cost of removal could be determined as of Dec. 31, 2025. Therefore, an ARO has not been recorded for these facilities.
Leases
ROU assets represent PSCo's rights to use leased assets. The present value of future operating lease payments is recognized in current and noncurrent operating lease liabilities. The present value of future finance lease payments is included in other current liabilities and other noncurrent liabilities. These amounts, adjusted for any prepayments or incentives, are recognized as ROU assets. ROU assets for finance leases are included in other noncurrent assets.
Leases with an initial term of 12 months or less are classified as short-term leases and are not recognized on the consolidated balance sheet.
Operating lease ROU assets:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
PPAs	$587	$592
Other	180	106
Gross operating lease ROU assets	767	698
Accumulated amortization	(378)	(430)
Net operating lease ROU assets	$389	$268
Finance lease ROU assets:

(Millions of Dollars)	Dec. 31, 2025	Dec. 31, 2024
Gas storage facilities	$160	$160
Gas pipeline	21	21
Gross finance lease ROU assets	181	181
Accumulated amortization	(75)	(70)
Net finance lease ROU assets	$106	$111
Certain of PSCo’s finance lease activities are related to WYCO, a joint venture with CIG, to develop and lease natural gas pipeline and storage facilities. Xcel Energy Inc. has a 50% ownership interest in WYCO. WYCO leases its facilities to CIG, and CIG operates the facilities, providing natural gas storage and transportation services to PSCo under separate service agreements.
PSCo accounts for its Totem natural gas storage service and Front Range pipeline arrangements with CIG and WYCO, respectively, as finance leases.

Commitments under operating and finance leases as of Dec. 31, 2025:

(Millions of Dollars)	PPA (a) (b) Operating Leases	Other Operating Leases	Total Operating Leases	Finance Leases
2026	$75	$10	$85	$18
2027	44	19	63	15
2028	33	19	52	15
2029	32	15	47	15
2030	32	12	44	15
Thereafter	58	213	271	305
Total minimum obligation	274	288	562	383
Interest component of obligation	(36)	(131)	(167)	(276)
Present value of minimum obligation	$238	$157	395	107
Less current portion			(65)	(4)
Noncurrent operating and finance lease liabilities			$330	$103

Weighted-average remaining lease term in years			11.1	34.9
(a)Amounts do not include PPAs accounted for as executory contracts and/or contingent payments, such as energy payments on renewable PPAs.
(b)PPA operating leases contractually expire at various dates through 2033.
PPA finance lease payments are allocated between interest charges and depreciation and amortization on the consolidated statements of income. PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Components of lease expense:

(Millions of Dollars)	2025	2024	2023
Operating leases
PPA capacity payments	$91	$84	$89
Other operating leases (a)	15	20	19
Total operating lease expense	$106	$104	$108
Finance leases
Amortization of ROU assets	$4	$3	$3
Interest expense on lease liability	14	15	15
Total finance lease expense	$18	$18	$18
(a)Includes immaterial short-term lease expense.
Most of PSCo’s leases do not contain a readily determinable discount rate. Therefore, the present value of future operating lease payments is generally calculated using the estimated incremental borrowing rate at commencement of each lease (weighted average of 5.4%).
Fuel Contracts
PSCo has entered into various long-term commitments for the purchase and delivery of a significant portion of its coal and natural gas requirements. These contracts expire between 2026 and 2060. PSCo is required to pay additional amounts depending on actual quantities delivered under these agreements.
Estimated minimum purchases under these contracts as of Dec. 31, 2025:

(Millions of Dollars)	Coal	Natural gas supply	Natural gas storage and transportation
2026	$105	$212	$129
2027	47	—	130
2028	7	—	85
2029	—	—	41
2030	—	—	30
Thereafter	—	—	550
Total	$159	$212	$965
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
PSCo evaluated each of these VIEs for possible consolidation, including review of qualitative factors such as the length and terms of the contract, control over O&M, control over dispatch of electricity, historical and estimated future fuel and electricity prices and financing activities. PSCo concluded that these entities are not required to be consolidated in its consolidated financial statements because PSCo does not have the power to direct the activities that most significantly impact the entities’ economic performance. PSCo had 932 MW and 1,207 MW of capacity under long-term PPAs at Dec. 31, 2025 and 2024, respectively with entities that have been determined to be VIEs. These agreements have expiration dates through 2033.

11. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax, for the years ended Dec. 31:

	2025
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(18)	$(1)	$(19)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1
Net current period other comprehensive income	1	—	1
Accumulated other comprehensive loss at Dec. 31	$(17)	$(1)	$(18)
(a)Included in interest charges.

	2024
(Millions of Dollars)	Gains and Losses on Interest Rate Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(19)	$(1)	$(20)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1
Net current period other comprehensive income	1	—	1
Accumulated other comprehensive loss at Dec. 31	(18)	(1)	(19)
(a)Included in interest charges.

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
Segment information and reconciliations to PSCo’s consolidated operating revenues and net income:

	2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$4,127	$1,499	$5,626
Intersegment revenues	1	11	12
Total segment revenues	4,128	1,510	5,638
Electric fuel and purchased power	1,368	—	1,368
Cost of natural gas sold and transported	—	548	548
O&M expenses	674	284	958
Depreciation and amortization	801	291	1,092
Other segment expenses, net (b)	547	100	647
Interest charges and financing costs	289	84	373
Income tax (benefit) expense	(48)	36	(12)
Net income	$497	$167	$664

Total segment revenues			$5,638
Eliminate intersegment revenue			(12)
Non-segment revenues			38
Consolidated operating revenues			$5,664

Total segment net income			$664
Non-segment net income			14
Consolidated net income			$678
(a)Operating revenues include $5 million of other affiliate revenue. See Note 13 for further information.
(b)Other segment expenses, net, for 2025 additionally includes Marshall Wildfire litigation expense.

	2024
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$3,790	$1,443	$5,233
Intersegment revenue	1	10	11
Total segment revenues	3,791	1,453	5,244
Electric fuel and purchased power	1,266	—	1,266
Cost of natural gas sold and transported	—	600	600
O&M expenses	634	276	910
Depreciation and amortization	738	247	985
Other segment expenses, net	270	91	361
Interest charges and financing costs	265	78	343
Income tax (benefit) expense	(8)	29	21
Net income	$626	$132	$758

Total segment revenues			$5,244
Eliminate intersegment revenue			(11)
Non-segment revenues			39
Consolidated operating revenues			$5,272

Total segment net income			$758
Non-segment net income			24
Consolidated net income			$782
(a)Operating revenues include $5 million of other affiliate revenue. See Note 13 for further information.

	2023
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$3,731	$1,734	$5,465
Intersegment revenue	1	—	1
Total segment revenues	3,732	1,734	5,466
Electric fuel and purchased power	1,364	—	1,364
Cost of natural gas sold and transported	—	910	910
O&M expenses	587	261	848
Depreciation and amortization	692	224	916
Other segment expenses, net (b)	338	86	424
Interest charges and financing costs	224	67	291
Income tax (benefit) expense	(2)	37	35
Net income	$529	$149	$678

Total segment revenues			$5,466
Eliminate intersegment revenue			(1)
Non-segment revenues			54
Consolidated operating revenues			$5,519

Total segment net income			$678
Non-segment net loss			17
Consolidated net income			$695
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
Xcel Energy, Inc., NSP-Minnesota, NSP-Wisconsin, PSCo and SPS have established a utility money pool arrangement.
See Note 5 for further information.
Significant affiliate transactions among the companies and related parties for the years ended Dec. 31:

(Millions of Dollars)	2025	2024	2023
Operating revenues:
Other	$5	$5	$5
Operating expenses:
Other operating expenses — paid to Xcel Energy Services Inc.	737	677	679
Interest expense	6	5	5
Interest income	2	1	2
Accounts receivable and payable with affiliates at Dec. 31:

	2025		2024
(Millions of Dollars)	Accounts Receivable	Accounts Payable	Accounts Receivable	Accounts Payable
NSP-Minnesota	$—	$1	$7	$—
NSP-Wisconsin	—	1	—	2
SPS	—	6	—	8
Other subsidiaries of Xcel Energy Inc.	—	87	14	50
	$—	$95	$21	$60

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
No such activities occurred in 2024 or 2025.
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

Internal Control Over Financial Reporting
No changes in PSCo’s internal control over financial reporting occurred during the most recent fiscal quarter ended Dec. 31, 2025 that materially affected, or are reasonably likely to materially affect, PSCo’s internal control over financial reporting. PSCo maintains internal control over financial reporting to provide reasonable assurance regarding the reliability of the financial reporting. PSCo has evaluated and documented its controls in process activities, general computer activities, and on an entity-wide level.
During the year and in preparation for issuing its report for the year ended Dec. 31, 2025 on internal controls under section 404 of the Sarbanes-Oxley Act of 2002, PSCo conducted testing and monitoring of its internal control over financial reporting. Based on the control evaluation, testing and remediation performed, PSCo did not identify any material control weaknesses, as defined under the standards and rules issued by the Public Company Accounting Oversight Board, as approved by the SEC and as indicated in PSCo’s Management Report on Internal Controls over Financial Reporting, which is contained in Item 8 herein.
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

ITEM 10 — DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

ITEM 11 — EXECUTIVE COMPENSATION

ITEM 12 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

ITEM 13 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information required under this Item is contained in Xcel Energy Inc.’s definitive Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated by reference.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information required under this Item (aggregate fees billed to us by our principal accountant, Deloitte & Touche LLP (PCAOB ID No. 34)) is contained in Xcel Energy Inc.’s Proxy Statement for its 2026 Annual Meeting of Shareholders, which is incorporated by reference.

PART IV

ITEM 15 — EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1	Consolidated Financial Statements:
Management Report on Internal Controls Over Financial Reporting — For the year ended Dec. 31, 2025.
Report of Independent Registered Public Accounting Firm — Financial Statements
Consolidated Statements of Income — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
Consolidated Statements of Comprehensive Income — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
Consolidated Statements of Cash Flows — For each of the three years ended Dec. 31, 2025, 2024 and 2023.
Consolidated Balance Sheets — As of Dec. 31, 2025 and 2024.
Consolidated Statements of Common Stockholder’s Equity — For each of the three years ended Dec. 31, 2025, 2024 and 2023.

2	Schedule II — Valuation and Qualifying Accounts and Reserves for each of the years ended Dec. 31, 2025, 2024 and 2023.

3	Exhibits
*	Indicates incorporation by reference
+	Executive Compensation Arrangements and Benefit Plans Covering Executive Officers and Directors

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	By-Laws of PSCo as Amended and Restated on Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*
Indenture, dated as of Oct. 1, 1993, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to Morgan Guaranty Trust Company of New York), as Trustee, providing for the issuance of First Collateral Trust Bonds
		Xcel Energy Inc. Form S-3 dated April 18, 2018	4(d)(3)
4.02*	Supplemental Indenture No. 17, dated as of Aug. 1, 2007, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million of 6.25% First Mortgage Bonds, Series No. 17 due Sept. 1, 2037	PSCo Form 8-K dated Aug. 8, 2007	4.01
4.03*	Supplemental Indenture No. 18, dated as of Aug. 1, 2008, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association, as Trustee, creating $300 million aggregate principal amount of 6.50% First Mortgage Bonds, Series No. 19 due Aug. 1, 2038	PSCo Form 8-K dated Aug. 6, 2008	4.01
4.04*	Supplemental Indenture No. 21, dated as of Aug. 1, 2011, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 4.75% First Mortgage Bonds, Series No. 22 due Aug. 15, 2041	PSCo Form 8-K dated Aug. 9, 2011	4.01
4.05*	Supplemental Indenture No. 22, dated as of Sept. 1, 2012, between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $500 million aggregate principal amount of 3.60% First Mortgage Bonds, Series No. 24 due Sept. 15, 2042	PSCo Form 8-K dated Sept. 11, 2012	4.01
4.06*	Supplemental Indenture No. 23, dated as of March 1, 2013, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 2.50% First Mortgage Bonds, Series No. 25 due March 15, 2023 and $250 million aggregate principal amount of 3.95% First Mortgage Bonds, Series No. 26 due March 15, 2043	PSCo Form 8-K dated March 26, 2013	4.01
4.07*	Supplemental Indenture No. 24, dated as of March 1, 2014, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $300 million aggregate principal amount of 4.30% First Mortgage Bonds, Series No. 27 due March 15, 2044	PSCo Form 8-K dated March 10, 2014	4.01
4.08*	Supplemental Indenture No. 26, dated as of June 1, 2016, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $250 million aggregate principal amount of 3.55% First Mortgage Bonds, Series No. 29 due June 15, 2046	PSCo Form 8-K dated June 13, 2016	4.01
4.09*	Supplemental Indenture No. 27, dated as of June 1, 2017, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 3.80% First Mortgage Bonds, Series No. 30 due June 15, 2047	PSCo Form 8-K dated June 19, 2017	4.01
4.10*	Supplemental Indenture No. 28, dated as of June 1, 2018, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $350 million aggregate principal amount of 3.70% First Mortgage Bonds, Series No. 31 due June 15, 2028, and $350 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 32 due June 15, 2048	PSCo Form 8-K dated June 21, 2018	4.01
4.11*	Supplemental Indenture No. 29, dated as of March 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $400 million aggregate principal amount of 4.05% First Mortgage Bonds, Series No. 33 due Sept. 15, 2049	PSCo Form 8-K dated March 13, 2019	4.01
4.12*	Supplemental Indenture No. 30, dated as of Aug. 1, 2019, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $550 million aggregate principal amount of 3.20% First Mortgage Bonds, Series No. 34 due March 1, 2050	PSCo Form 8-K dated August 13, 2019	4.01
4.13*	Supplemental Indenture No. 31, dated as of May 1, 2020, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $375 million aggregate principal amount of 2.70% First Mortgage Bonds, Series No. 35 due Jan. 15, 2051 and $375 million aggregate principal amount of 1.90% First Mortgage Bonds, Series No. 36 due Jan. 15, 2031	PSCo Form 8-K dated May 15, 2020	4.01
4.14*	Supplemental Indenture No. 32, dated as of February 1, 2021, by and between PSCo and U.S. Bank Trust Company, National Association (as successor to U.S. Bank National Association), as Trustee, creating $750 million aggregate principal amount of 1.875% First Mortgage Bonds, Series No. 37 due June 15, 2031	PSCo Form 8-K dated March 1, 2021	4.01
4.15*	Supplemental Indenture No. 33, dated as of May 1, 2022, by and between PSCo and U.S. Bank Trust Company, National Association, as Trustee, creating $300 million aggregate principal amount of 4.10% First Mortgage Bonds, Series No. 38 due June 1, 2032 and $400 million aggregate principal amount of 4.50% First Mortgage Bonds, Series No. 39 due June 1, 2052	PSCo Form 8-K dated May 17, 2022	4.01

4.16*	Supplemental Indenture No. 34, dated as of March 1, 2023, between PSCo and U.S. Bank Trust Company, National Association, as successor Trustee, creating $850 million principal amount of 5.25% First Mortgage Bonds, Series No. 40 due April 1, 2053.	PSCo Form 8-K dated April 3, 2023	4.01
4.17*	Supplemental Indenture dated as of April 1, 2024, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $450 million principal amount of 5.35% First Mortgage Bonds, Series No. 41 due 2034 and $750 million principal amount of 5.75% First Mortgage Bonds, Series No. 42 due 2054.	PSCo Form 8-K dated April 4, 2024	4.01
4.18*	Supplemental Indenture No. 36 dated as of March 1, 2025, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $600 million principal amount of 5.85% First Mortgage Bonds, Series No. 43 due 2055.	PSCo Form 8-K dated March 20, 2025	4.03
4.19*	Supplemental Indenture No. 37 dated as of August 1, 2025, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $800,000,000 million principal amount of 5.15% First Mortgage Bonds, Series No. 44 due 2035.	PSCo Form 8-K dated August 7, 2025	4.03
10.01*+	Xcel Energy Inc. Nonqualified Pension Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.02
10.02*+	Xcel Energy Senior Executive Severance and Change-in-Control Policy (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.05
10.03*+	Second Amendment to Exhibit 10.02 dated Oct. 26, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.18
10.04*+	Fifth Amendment to Exhibit 10.02 dated May 3, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2016	10.01
10.05*+	Seventh Amendment to Exhibit 10.02 dated May 7, 2018	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2018	10.01
10.06*+	Eighth Amendment to Exhibit 10.02 dated March 31, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended March 31, 2020	10.02
10.07*+	Ninth Amendment to Exhibit 10.02 dated May 22, 2020	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2020	10.01
10.08*+	Tenth Amendment to Exhibit 10.02 dated May 20, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	10.08
10.09*+	Eleventh Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2025	10.01
10.10*+	Twelfth Amendment to the Xcel Energy Senior Executive Severance and Change in Control Policy	Xcel Energy Inc. Form 10-Q for the quarter ended June 30, 2025	10.02
10.11*+	Xcel Energy Inc. Supplemental Executive Retirement Plan as amended and restated Jan. 1, 2009	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.17
10.12*+	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2009 Restatement)	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2008	10.07
10.13*+	First Amendment to Exhibit 10.12 effective Nov. 29, 2011	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2011	10.17
10.14*+	Second Amendment to Exhibit 10.12 dated May 21, 2013	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2013	10.22
10.15*+	Third Amendment to Exhibit 10.12 dated Sept. 30, 2016	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2016	10.01
10.16*+	Fourth Amendment to Exhibit 10.12 dated Oct. 23, 2017	Xcel Energy Inc. Form 10-Q for the quarter ended Sept. 30, 2017	10.1
10.17*+	Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.34
10.18*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards between 2020-2023	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2019	10.32
10.19*+	Form of Award Agreement for Restricted Stock Units and/or Performance Share Units under the Xcel Energy Inc. 2015 Omnibus Incentive Plan for awards in 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.16
10.20*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. Amended and Restated 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 8-K dated Dec. 10, 2021	10.01
10.21*+	Xcel Energy Inc. Annual Incentive Plan, effective Feb. 21, 2024	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2023	10.18
10.22*+	Summary of Non-Employee Director Compensation, effective as of May 24, 2023	Xcel Energy Inc. Form 8-K dated Jan. 20, 2025	10.01
10.23*+	Stock Equivalent Plan for Non-Employee Directors of Xcel Energy Inc. as amended and restated effective Feb. 23, 2011	Xcel Energy Inc. Definitive Proxy Statement dated April 5, 2011	Appendix A
10.24*+	Stock Program for Non-Employee Directors of Xcel Energy Inc. as Amended and Restated on Dec. 12, 2017 under the 2015 Omnibus Incentive Plan	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2018	10.36
10.25*+	Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form S-8 dated May 22, 2024	4.03
10.26*+	Xcel Energy Inc. Stock Program for Non-Employee Directors (Effective May 22, 2024) under the 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.01
10.27+	Form of Award Agreement for Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025.
10.28+	Form of Award Agreement for Performance Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan for awards since 2025.
10.29*+	Form of Award Agreement for Retention-Based Restricted Stock Units under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.03
10.30*+	Form of Award Agreement for Restricted Stock under the Xcel Energy Inc. 2024 Equity Incentive Plan	Xcel Energy Inc. Form 8-K dated May 22, 2024	10.04
10.31*	Form of Services Agreement between Xcel Energy Services Inc. and utility companies	Xcel Energy Inc. Form U5B dated Nov. 16, 2000	H-1

10.32*+	Aircraft Time Sharing Agreement, effective Feb. 25, 2025, between Xcel Energy Services Inc., as Operator, and the Chief Executive Officer of Operator	Xcel Energy Inc. Form 10-K for the year ended Dec. 31, 2024	10.30
10.33+	Xcel Energy Inc. Executive Severance and Change in Control Plan (Effective March 1, 2026)
10.34*	Fifth Amended and Restated Credit Agreement, dated as of May 6, 2025, among Public Service Company of Colorado, as Borrower, the several lenders from time to time parties thereto, JPMorgan Chase Bank, N.A., as Administrative Agent, Bank of America, N.A. and Barclays Bank PLC, as Syndication Agents, Citibank, N.A., Mizuho Bank, Ltd., Morgan Stanley Senior Funding, Inc., MUFG Bank, Ltd. and Wells Fargo Bank, National Association, as Documentation Agents and the several lenders party thereto.	Xcel Energy Inc. Form 8-K dated May 6, 2025	99.03
23.01	Consent of Independent Registered Public Accounting Firm.
31.01	Principal Executive Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.02	Principal Financial Officer’s certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.01	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SCHEDULE II
Public Service Co. of Colorado and Subsidiaries Valuation and Qualifying Accounts Years Ended Dec. 31

	Allowance for bad debts						NOL and tax credit valuation allowances
(Millions of Dollars)	2025		2024		2023		2025		2024		2023
Balance at Jan. 1	$50		$56		$54		$3		$6		$6
Additions charged to costs and expenses	30		32		34		9		7		5
Additions charged to other accounts	6	(a)	6	(a)	5	(a)	—		—		—
Deductions from reserves	(48)	(b)	(44)	(b)	(37)	(b)	(8)	(c)	(10)	(c)	(5)	(c)
Balance at Dec. 31	$38		$50		$56		$4		$3		$6
(a)Recovery of amounts previously written-off.
(b)Deductions related primarily to bad debt write-offs.
(c)Primarily reversals of valuation allowances on completed tax credit sales and reductions of valuation allowances for items forecasted to be used prior to expiration.

Item 16 — Form 10-K Summary
None.

Signatures
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this annual report to be signed on its behalf by the undersigned thereunto duly authorized.

PUBLIC SERVICE COMPANY OF COLORADO

Feb. 25, 2026	/s/ BRIAN J. VAN ABEL
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