Form 10-Q
period 2026-03-31
PUBLIC SERVICE CO OF COLORADO
filed 2026-04-30
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 30, 2026
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ASU	Accounting standards update
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEC	Colorado Energy Consumers
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
CPCN	Certificate of public convenience and necessity
DSM	Demand side management
FEA	Federal Executive Agencies
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
MGP	Manufactured gas plant
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
ROE	Return on equity
ROU	Right-of-use
SIP	State implementation plan
UCA	Colorado Office of the Utility Consumer Advocate
VIE	Variable interest entity

Measurements
MMbtu	Million British Thermal Units
MW	Megawatts
MWh	Megawatt hours

Forward-Looking Statements
Except for the historical statements contained in this report, the matters discussed herein are forward-looking statements that are subject to certain risks, uncertainties and assumptions. Such forward-looking statements, including those relating to future sales, future expenses, future tax rates, future operating performance, estimated base capital expenditures and financing plans, projected capital additions and forecasted annual revenue requirements with respect to rider filings, expected rate increases or refunds to customers, expectations and intentions regarding regulatory proceedings, expected pension contributions, and expected impact on our results of operations, financial condition and cash flows of interest rate changes, increased credit exposure and legal proceeding outcomes, as well as assumptions and other statements are intended to be identified in this document by the words “anticipate,” “believe,” “could,” “estimate,” “expect,” “intend,” “may,” “objective,” “outlook,” “plan,” “project,” “possible,” “potential,” “should,” “will,” “would” and similar expressions. Actual results may vary materially. Forward-looking statements speak only as of the date they are made, and we expressly disclaim any obligation to update any forward-looking information. The following factors, in addition to those discussed in PSCo’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2025 and subsequent filings with the SEC, could cause actual results to differ materially from management expectations as suggested by such forward-looking information: operational safety; successful long-term operational planning; risks associated with wildfires; commodity risks associated with energy markets and production; rising energy prices and fuel costs; qualified employee workforce and third-party contractor factors; reputational impacts of actions by employees, directors, and third-parties; our ability to recover costs; risks associated with the growth in large load customers; changes in regulation; reductions in our credit ratings and the cost of maintaining certain contractual relationships; general economic conditions, including recessionary conditions, inflation rates, monetary fluctuations, supply chain constraints and their impact on capital expenditures and/or the ability of PSCo to obtain financing on favorable terms; availability or cost of capital; our customers’ and counterparties’ ability to pay their debts to us; assumptions and costs relating to funding our employee benefit plans and health care benefits; tax laws; uncertainty regarding epidemics; effects of geopolitical events, including war and acts of terrorism; cybersecurity threats and data security breaches; seasonal weather patterns; changes in environmental laws and regulations; climate change and other weather events; natural disaster and resource depletion, including compliance with any accompanying legislative and regulatory changes; costs of potential regulatory penalties and wildfire damages in excess of liability insurance coverage; regulatory changes and/or limitations related to the use of natural gas as an energy source; challenging labor market conditions and our ability to attract and retain a qualified workforce; and our ability to execute on our strategies or achieve expectations related to environmental, social and governance matters including as a result of evolving legal, regulatory and other standards, processes, and assumptions, the pace of scientific and technological developments, increased costs, the availability of requisite financing, and changes in carbon markets.

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Operating revenues
Electric	$978	$938
Natural gas	530	627
Other	11	12
Total operating revenues	1,519	1,577

Operating expenses
Electric fuel and purchased power	330	320
Cost of natural gas sold and transported	228	264
Cost of sales — other	2	2
Operating and maintenance expenses	231	242
Demand side management expenses	60	62
Depreciation and amortization	292	273
Taxes (other than income taxes)	72	68
Marshall Wildfire litigation	(22)	—
Total operating expenses	1,193	1,231

Operating income	326	346

Other income, net	5	6
Allowance for funds used during construction — equity	51	22

Interest charges and financing costs
Interest charges and other financing costs	127	99
Allowance for funds used during construction — debt	(21)	(9)
Total interest charges and financing costs	106	90

Income before income taxes	276	284
Income tax expense	14	26
Net income	$262	$258
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Net income	$262	$258
Total other comprehensive income	—	—
Total comprehensive income	$262	$258

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Three Months Ended March 31
	2026	2025
Operating activities
Net income	$262	$258
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	294	273
Deferred income taxes	28	38
Allowance for equity funds used during construction	(51)	(22)
Provision for bad debts	5	8
Changes in operating assets and liabilities:
Accounts receivable	31	(6)
Accrued unbilled revenues	60	61
Inventories	9	(4)
Other current assets	384	(7)
Accounts payable	(93)	(11)
Net regulatory assets and liabilities	23	(32)
Other current liabilities	99	110
Pension and other employee benefit obligations	(4)	(6)
Other, net	9	—
Net cash provided by operating activities	1,056	660

Investing activities
Utility capital/construction expenditures	(1,375)	(932)
Investments in utility money pool arrangement	(56)	(505)
Repayments from utility money pool arrangement	56	460
Net cash used in investing activities	(1,375)	(977)

Financing activities
Repayments of short-term borrowings, net	(260)	(60)
Borrowings under utility money pool arrangement	330	52
Repayments under utility money pool arrangement	(357)	(93)
Proceeds from issuance of long-term debt	1,288	988
Capital contributions from parent	191	134
Dividends paid to parent	(75)	(89)
Net cash provided by financing activities	1,117	932

Net change in cash, cash equivalents and restricted cash	798	615
Cash, cash equivalents and restricted cash at beginning of period	16	26
Cash, cash equivalents and restricted cash at end of period	$814	$641

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(81)	$(60)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$639	$443
Inventory transfers to property, plant and equipment	15	19
Operating lease right-of-use assets	93	55
Allowance for equity funds used during construction	51	22
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	March 31, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$814	$16
Accounts receivable, net	451	480
Accounts receivable from affiliates	2	—
Accrued unbilled revenues	295	356
Inventories	251	277
Regulatory assets	157	170
Prepayments and other	138	520
Total current assets	2,108	1,819

Property, plant and equipment, net	29,031	27,822

Other assets
Regulatory assets	1,634	1,603
Operating lease right-of-use assets	376	389
Other	302	207
Total other assets	2,312	2,199
Total assets	$33,451	$31,840

Liabilities and Equity
Current liabilities
Borrowings under utility money pool arrangement	$—	$27
Short-term debt	—	260
Accounts payable	974	1,034
Accounts payable to affiliates	101	95
Regulatory liabilities	206	178
Taxes accrued	339	263
Accrued interest	122	101
Dividends payable to parent	144	75
Operating lease liabilities	65	65
Other	160	161
Total current liabilities	2,111	2,259

Deferred credits and other liabilities
Deferred income taxes	2,131	2,191
Regulatory liabilities	2,847	2,719
Asset retirement obligations	484	473
Customer advances	79	82
Pension and employee benefit obligations	63	66
Operating lease liabilities	315	330
Other	230	138
Total deferred credits and other liabilities	6,149	5,999

Commitments and contingencies
Capitalization
Long-term debt	11,667	10,376
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at March 31, 2026 and Dec. 31, 2025, respectively	—	—
Additional paid in capital	10,609	10,409
Retained earnings	2,933	2,815
Accumulated other comprehensive loss	(18)	(18)
Total common stockholder's equity	13,524	13,206
Total liabilities and equity	$33,451	$31,840
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended March 31, 2026 and 2025
Balance at Dec. 31, 2024	100	$—	$8,256	$2,498	$(19)	$10,735
Net income				258		258
Dividends declared to parent				(126)		(126)
Contribution of capital by parent			120			120
Balance at March 31, 2025	100	$—	$8,376	$2,630	$(19)	$10,987

Balance at Dec. 31, 2025	100	$—	$10,409	$2,815	$(18)	$13,206
Net income				262		262
Dividends declared to parent				(144)		(144)
Contribution of capital by parent			200			200
Balance at March 31, 2026	100	$—	$10,609	$2,933	$(18)	$13,524

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo as of March 31, 2026 and Dec. 31, 2025; the results of PSCo’s operations, including the components of net income, comprehensive income, changes in stockholder’s equity and cash flows for the three months ended March 31, 2026 and 2025.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after March 31, 2026, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2025 balance sheet information has been derived from the audited 2025 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2025.
Notes to the consolidated financial statements have been prepared pursuant to the rules and regulations of the SEC for Quarterly Reports on Form 10-Q. Certain information and note disclosures normally included in financial statements prepared in accordance with GAAP on an annual basis have been condensed or omitted pursuant to such rules and regulations. For further information, refer to the consolidated financial statements and notes thereto included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2025, filed with the SEC on Feb. 25, 2026. Due to the seasonality of PSCo’s electric and natural gas sales, interim results are not necessarily an appropriate base from which to project annual results.

1. Summary of Significant Accounting Policies
The significant accounting policies set forth in Note 1 to the consolidated financial statements in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2025 appropriately represent, in all material respects, the current status of accounting policies and are incorporated herein by reference.

2. Accounting Pronouncements
Recently Issued
Disaggregation of Income Statement Expenses — In November 2024, the FASB issued ASU 2024-03 – Expense Disaggregation Disclosures (Subtopic 220-40), which requires disclosure of additional detail for certain categories of income statement expenses. The ASU is effective for annual reporting periods beginning after Dec. 15, 2026 and interim reporting periods beginning after Dec. 15, 2027. PSCo is evaluating the impact of the new disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$487	$518
Less allowance for bad debts	(36)	(38)
Accounts receivable, net	$451	$480

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$136	$136
Fuel	63	64
Natural gas	52	77
Total inventories	$251	$277

(Millions of Dollars)	March 31, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$20,931	$20,451
Natural gas plant	7,303	7,222
Common and other property	1,703	1,704
Plant to be retired (a)	907	929
Construction work in progress	5,256	4,367
Total property, plant and equipment	36,100	34,673
Less accumulated depreciation	(7,069)	(6,851)
Property, plant and equipment, net	$29,031	$27,822
(a)Amounts include Comanche Units 3, Craig Unit 2 and Hayden Units 1 and 2. Amounts are presented net of accumulated depreciation.

4. Borrowings and Other Financing Instruments
Short-Term Borrowings
PSCo meets its short-term liquidity requirements primarily through the issuance of commercial paper and borrowings under its credit facility and the money pool.
Money Pool — Xcel Energy Inc. and its utility subsidiaries have established a money pool arrangement that allows for short-term investments in and borrowings between the utility subsidiaries. Xcel Energy Inc. may make investments in the utility subsidiaries at market-based interest rates; however, the money pool arrangement does not allow the utility subsidiaries to make investments in Xcel Energy Inc..
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$250	$250
Amount outstanding at period end	—	27
Average amount outstanding	31	37
Maximum amount outstanding	145	250
Weighted average interest rate, computed on a daily basis	3.64%	4.31%
Weighted average interest rate at period end	N/A	3.88
Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended March 31, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$1,200	$1,200
Amount outstanding at period end	—	260
Average amount outstanding	264	106
Maximum amount outstanding	580	725
Weighted average interest rate, computed on a daily basis	3.89%	4.25%
Weighted average interest rate at period end	N/A	3.89

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
At March 31, 2026, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$1,200	$48	$1,152
(a)Expires in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at March 31, 2026 and Dec. 31, 2025.
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both March 31, 2026 and Dec. 31, 2025, there were $48 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
Additionally, in March 2026, PSCo entered into an uncommitted continuing letter of credit agreement with an overall limit of $50 million to provide additional letter of credit capacity outside of the revolving credit facility. As of March 31, 2026, no letters of credit were outstanding under this continuing letter of credit agreement.
Long-Term Borrowings
During the three months ended March 31, 2026, PSCo issued $700 million in aggregate principal amount of 4.15% First Mortgage Bonds, Series No. 45 due March 13, 2029 and $600 million in aggregate principal amount of 5.05% First Mortgage Bonds, Series No. 46 due June 15, 2036.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended March 31, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$299	$332	$—	$631
C&I	417	134	11	562
Other	12	—	—	12
Total retail	728	466	11	1,205
Wholesale	37	—	—	37
Transmission	31	—	—	31
Other	17	47	—	64
Total revenue from contracts with customers	813	513	11	1,337
Alternative revenue and other	165	17	—	182
Total revenues	$978	$530	$11	$1,519

	Three Months Ended March 31, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$328	$399	$—	$727
C&I	387	157	12	556
Other	12	—	—	12
Total retail	727	556	12	1,295
Wholesale	61	—	—	61
Transmission	31	—	—	31
Other	13	48	—	61
Total revenue from contracts with customers	832	604	12	1,448
Alternative revenue and other	106	23	—	129
Total revenues	$938	$627	$12	$1,577

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$276	$284

Federal statutory rate impact	58	60
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(36)	(26)
Other	(1)	(2)
Regulatory adjustments (b)
AFUDC equity	(10)	(8)
Plant related excess deferred taxes	(9)	(7)
Other	1	1
State income taxes, net of federal tax effect (c)	11	8
Income tax expense	$14	$26

	Three Months Ended March 31
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(12.9)	(9.1)
Other	(0.5)	(0.8)
Regulatory adjustments (b)
AFUDC equity	(3.7)	(2.7)
Plant related excess deferred taxes	(3.1)	(2.4)
Other	0.5	0.4
State income taxes, net of federal tax effect (c)	3.9	2.7
Other	(0.1)	0.1
Effective income tax rate	5.1%	9.2%
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
As of March 31, 2026, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of March 31, 2026, PSCo had no unsettled interest rate derivatives.
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
As of March 31, 2026, PSCo had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	March 31, 2026	Dec. 31, 2025
MWh of electricity	1	1
MMBtu of natural gas	4	—
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
As of March 31, 2026, two of PSCo’s eight most significant counterparties for these activities, comprising $3 million, or 7%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Six of the eight most significant counterparties, comprising $28 million, or 66%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
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
As of March 31, 2026 and Dec. 31, 2025, there were no derivative liabilities with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
There were no derivative instruments in a liability position with such underlying contract provisions as of March 31, 2026 and $7 million as of Dec. 31, 2025.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of March 31, 2026 and Dec. 31, 2025.
Recurring Derivative Fair Value Measurements
Impact of derivative activity:

Pre-Tax Fair Value Gains (Losses) Recognized During the Period in:
(Millions of Dollars)	Regulatory (Assets) and Liabilities
Three Months Ended March 31, 2026
Other derivative instruments
Natural gas commodity	$7
Total	$7

Three Months Ended March 31, 2025
Other derivative instruments
Natural gas commodity	$6
Total	$6

(Millions of Dollars)	Pre-Tax Gains (Losses) Recognized During the Period in Income
Three Months Ended March 31, 2026
Other derivative instruments:
Commodity trading	$3	(a)
Natural gas commodity	(7)	(b)(c)
Total	$(4)

Three Months Ended March 31, 2025
Other derivative instruments:
Commodity trading	$(1)	(a)
Natural gas commodity	(9)	(b)(c)
Total	$(10)
(a)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(b)Other than $2 million of 2026 and 2025 losses recorded to electric fuel and purchased power, amounts are recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(c)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the three months ended March 31, 2026 and 2025.

Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	March 31, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$—	$5	$—	$5	$(5)	$—	$—	$6	$—	$6	$(6)	$—
Natural gas commodity	—	—	—	—	—	—	—	7	—	7	—	7
Total current derivative assets (b)	$—	$5	$—	$5	$(5)	$—	$—	$13	$—	$13	$(6)	$7

	March 31, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$6	$—	$6	$(5)	$1	$—	$7	$—	$7	$(6)	$1
Natural gas commodity	—	—	—	—	—	—	—	7	—	7	—	7
Total current derivative liabilities (b)	$—	$6	$—	$6	$(5)	$1	$—	$14	$—	$14	$(6)	$8
Noncurrent derivative liabilities
Other derivative instruments:
Commodity trading	$—	$1	$—	$1	$(1)	$—	$—	$—	$—	$—	$—	$—
Total noncurrent derivative liabilities (b)	$—	$1	$—	$1	$(1)	$—	$—	$—	$—	$—	$—	$—
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At March 31, 2026 and Dec. 31, 2025, derivative assets and liabilities include no obligations to return cash collateral. At both March 31, 2026 and Dec. 31, 2025, derivative assets and liabilities include rights to reclaim cash collateral of $1 million. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Current derivative assets are included in prepayments and other as of March 31, 2026 and Dec. 31, 2025. Total current derivative liabilities are included in other current liabilities and total noncurrent derivative liabilities are included within other deferred credits and other liabilities as of March 31, 2026 and Dec. 31, 2025.
Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	March 31, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$11,667	$10,561	$10,376	$9,452
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of March 31, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended March 31
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	14	15	4	5
Expected return on plan assets (a)	(18)	(20)	(4)	(4)
Amortization of net loss (a)	3	1	1	—
Net periodic benefit cost	4	1	1	1
Effects of regulation	(3)	(1)	—	—
Net benefit cost recognized for financial reporting	$1	$—	$1	$1

(a)The components of net periodic cost other than the service cost component are included in the line item “Other income, net” in the consolidated statements of income or capitalized on the consolidated balance sheets as a regulatory asset.
In January 2026, contributions totaling $75 million were made across Xcel Energy’s pension plans, of which $3 million was attributable to PSCo. Xcel Energy does not expect additional pension contributions during 2026.

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
Marshall Wildfire Litigation
In December 2021, a wildfire occurred in Boulder County, Colorado (Marshall Fire). According to a 2023 report of the Boulder County Sheriff, on Dec. 30, 2021, a fire ignited on a residential property in Boulder, Colorado for reasons unrelated to PSCo’s power lines. Also according to the report, approximately one hour and 20 minutes after the first ignition, a second fire ignited just south of the Marshall Mesa Trailhead in unincorporated Boulder County, Colorado, approximately 80 to 110 feet away from PSCo’s power lines in the area.
PSCo received complaints alleging that PSCo’s equipment ignited the Marshall Fire and asserted various causes of action under Colorado law. In addition to asserting claims against PSCo and certain of its affiliates, various plaintiffs asserted claims against certain telecommunications companies.
In September 2025, Xcel Energy, Qwest Corporation and Teleport Communications America, LLC reached settlement agreements in principle that resolve all claims asserted by the subrogation insurers, the public entity plaintiffs and individual plaintiffs, and required PSCo to make settlement payments of $640 million. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlement agreements.
As a result of settlements as well as legal and other costs of the matter, PSCo recognized charges to earnings of $298 million in the year ended Dec. 31, 2025, after consideration of total costs expected to be reimbursed by insurance. In the first quarter of 2026, PSCo increased its estimated amount recoverable from insurance resulting in a $22 million credit to earnings. As of April 2026, final settlement documentation has been executed with the subrogation insurers, the public entity plaintiffs and nearly all the individual plaintiffs, and these parties have received payment. The only remaining litigation concerns three related individual plaintiffs who continue to prosecute their claims.
Remaining estimated liabilities of $7 million and $5 million are presented in other current liabilities as of March 31, 2026 and Dec. 31, 2025, respectively.
PSCo records insurance recoveries when it is deemed probable that recovery will occur, and PSCo can reasonably estimate the amount or range. Insurance receivables of $25 million and $353 million related to settlements are presented in prepayments and other current assets as of March 31, 2026 and Dec. 31, 2025, respectively.
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
PSCo has approximately $5 million of remaining liabilities for resolution of these issues; however, the final outcome and timing are unknown. In addition, there may be regulatory recovery, insurance recovery and/or recovery from other potentially responsible parties, offsetting a portion of costs incurred.
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
If certain impacts to groundwater are detected, utilities are required to perform additional groundwater investigations and/or perform corrective actions.

PSCo continues to perform site investigation activities related to the CCR Rule, which may result in updates to estimated costs as well as identification of additional required corrective actions.
In February 2026, the EPA issued a final rule amending the CCR Legacy rule. The ruling extends deadlines for various regulatory actions and clarifies previous information regarding implementation of the rule. PSCo anticipates impacts to be consistent with prior accruals.
In April 2026, the EPA published a new proposed rule with additional amendments to the CCR Legacy Rule. PSCo is evaluating this proposed rule and its potential impacts.
Leases
PPA finance lease payments are allocated between interest charges and depreciation and amortization on the consolidated statements of income. PPA operating lease payments are included in electric fuel and purchased power, and expense for other operating leases is included in O&M expense and electric fuel and purchased power.
Components of lease expense:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$19	$23
Other operating leases (a)	2	4
Total operating lease expense	$21	$27
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	5	4
Total finance lease expense	$6	$5
(a)Includes immaterial short-term lease expense.
Commitments under operating and finance leases as of March 31, 2026:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$256	$285	$541	$514
Interest component of obligation	(33)	(128)	(161)	(315)
Present value of minimum obligation	$223	$157	380	199
Less current portion			(65)	(4)
Noncurrent operating and finance lease liabilities			$315	$195
Variable Interest Entities
Under certain PPAs, PSCo purchases power from IPPs for which PSCo is required to reimburse fuel costs, or to participate in tolling arrangements under which PSCo procures the natural gas required to produce the energy that it purchases. PSCo has determined that certain IPPs are VIEs, however PSCo is not directly subject to risk of loss from the operations of these entities, and no additional significant financial support is required other than contractual payments for energy and capacity.
PSCo evaluated each of these VIEs for possible consolidation and concluded that these entities are not required to be consolidated in its consolidated financial statements because PSCo does not have the power to direct the activities that most significantly impact the entities’ economic performance.
PSCo had 932 MW of capacity under long-term PPAs at both March 31, 2026 and Dec. 31, 2025 with entities that have been determined to be VIEs. These agreements have expiration dates through 2033.

11. Segment Information
Segment information and reconciliation to PSCo’s consolidated net income:

	Three Months Ended March 31, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$978	$530	$1,508
Intersegment revenues	—	2	2
Total segment revenues	978	532	1,510
Electric fuel and purchased power	330	—	330
Cost of natural gas sold and transported	—	228	228
O&M expenses	155	73	228
Depreciation and amortization	212	77	289
Other segment expenses, net	35	22	57
Interest charges and financing costs	83	23	106
Income tax (benefit) expense	(7)	21	14
Net income	$170	$88	$258

Total segment net income			$258
Non-segment net income			4
Consolidated net income			$262
(a)Operating revenues include $1 million of other affiliate revenue.

	Three Months Ended March 31, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$938	$627	$1,565
Intersegment revenues	—	2	2
Total segment revenues	938	629	1,567
Electric fuel and purchased power	320	—	320
Cost of natural gas sold and transported	—	264	264
O&M expenses	165	73	238
Depreciation and amortization	200	71	271
Other segment expenses, net	70	35	105
Interest charges and financing costs	70	20	90
Income tax (benefit) expense	(8)	37	29
Net income	$121	$129	$250

Total segment net income			$250
Non-segment net income			8
Consolidated net income			$258
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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Three Months Ended March 31
(Millions of Dollars)	2026	2025
GAAP net income	$262	$258
Marshall Wildfire litigation	(22)	—
Less: tax effect of adjustment	5	—
Ongoing earnings	$245	$258
Marshall Wildfire Litigation — In the first quarter of 2026, PSCo recognized a $22 million reduction to operating expenses due to an increase in the estimated amount recoverable from insurance for non-recurring Marshall Wildfire costs.

Results of Operations
PSCo’s GAAP net income was $262 million for the three months ended March 31, 2026 compared with $258 million for the prior year. Ongoing net income was $245 million for the three months ended March 31, 2026 compared with $258 million for the prior year. The change in ongoing earnings was driven by unfavorable weather, which was partially offset by higher recovery of electric infrastructure investments. The difference between GAAP and ongoing earnings was driven by the increase in estimated Marshall Wildfire insurance amounts recoverable.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Three Months Ended March 31, 2026 vs. 2025
Non-fuel riders	$60
Recovery of higher cost of electric fuel and purchased power	26
Wholesale generation revenues	(21)
PTCs flowed back to customers (offset by lower ETR)	(16)
Estimated impact of weather	(16)
Other, net	7
Total increase	$40
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Three Months Ended March 31, 2026 vs. 2025
Estimated impact of weather	(60)
Recovery of lower cost of natural gas	(39)
Conservation revenue (offset in expense)	$2
Total decrease	$(97)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses increased $10 million year-to-date. The increase was primarily due to timing of fuel recovery mechanisms.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $36 million year-to-date. The decrease was primarily due to decreased volumes, partially offset by timing of deferred fuel mechanisms and increased commodity prices
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $19 million year-to-date. The increase was primarily due to system investment.

Interest Charges — Interest charges increased $28 million year-to-date, largely due to increased long-term debt levels and higher interest rates.
AFUDC, Equity and Debt — AFUDC increased $41 million year-to-date, largely due to system investment.

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
Except to the extent noted below, the circumstances set forth in Public Utility Regulation included in Item 7 of PSCo’s Annual Report on Form 10-K for the year ended Dec. 31, 2025, appropriately represent, in all material respects, the current status of public utility regulation and are incorporated herein by reference.
Pending and Recently Concluded Regulatory Proceedings
2025 Colorado Electric Rate Case — In November 2025, PSCo filed an electric rate case with the CPUC seeking an increase in revenue of $356 million (9.9%) ($526 million inclusive of rider roll-ins). The request is based on a 9.8% ROE, an equity ratio of 55% and a 2025 test year with a projected rate base of $13 billion.
On April 28, 2026, eight intervenors filed testimony, with CPUC Staff (Staff), UCA, and CEC filing comprehensive testimony. The FEA additionally proposed certain financial adjustments.
The following modifications were proposed:

(Millions of Dollars)	CPUC Staff	UCA	CEC	FEA
PSCo rate request, net of rider roll-ins	$356	$356	$356	$356

Recommended adjustments:
Cost of capital	(93)	(101)	(255)	(34)
Test year/rate base methodology	(83)	(71)	(23)	—
O&M adjustments	(24)	(20)	(15)	(3)
Rate base adjustments	(13)	(23)	(10)	—
Depreciation expense adjustments	21	—	(18)	(13)
Other, net	3	(2)	—	—
Total adjustments	(189)	(217)	(321)	(50)
Proposed revenue change	$167	$139	$35	$306

ROE	9.00%	9.20%	8.10%	9.45%
Equity ratio	52.50%	50.00%	42.00%	55.00%
Rate base convention	13 month average	13 month average	Year end	N/A
The remaining procedural schedule is as follows:
•Rebuttal testimony: May 20, 2026
•Settlement deadline: May 28, 2026
•Hearing: June 11-18, 2026
A CPUC decision and implementation of final rates is anticipated in the third quarter of 2026.
2025 Colorado Natural Gas Rate Case — In December 2025, PSCo filed a natural gas rate case with the CPUC seeking an increase in revenue of $190 million (11.6%). The request is based on a 10.75% ROE, an equity ratio of 55% and a 2025 test year with a projected rate base of $4.7 billion.
The procedural schedule is as follows:
•Answer testimony: June 5, 2026
•Rebuttal testimony: July 2, 2026
•Settlement deadline: July 8, 2026
•Hearing: July 23-30, 2026
A CPUC decision and implementation of final rates is anticipated in the fourth quarter of 2026.
2024 Colorado Electric Resource Plan — In October 2024, PSCo filed its Phase I electric resource plan with the CPUC. In November 2025, the CPUC approved a load forecast that reflects a 3% compound annual sales growth through 2031 and generation capacity need of approximately 5,400 MW.
PSCo filed a request for reconsideration of various aspects of the decision which were approved in February 2026. This decision is expected to initiate the Phase II competitive solicitation process with an RFP expected to be issued in the third quarter of 2026. This RFP will seek to acquire the balance of resource needs through 2031 (after consideration of any approved acquisitions from the Near-Term Procurement RFP).
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
In February 2026, the CPUC approved 3,200 MW of resources, which included PPAs and a 200 MW company-owned natural gas combustion turbine. In April 2026, the CPUC verbally approved an additional 600 MW company-owned wind facility.
Other
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
Xcel Energy continues to assess the impacts of these tariffs, executive orders, trade complaints and federal policies on its business, including company owned projects and PPAs. Xcel Energy may seek regulatory relief, if required, in its jurisdictions.

Continued and/or further policy actions or other restrictions, disruptions in imports from key suppliers, or any new trade complaint could impact viability, timelines and costs of various projects and PPAs.
Large Load/Data Center Tariffs
In Colorado, we have proposed a tariff applicable to large load customers, designed to allow us to serve these new customers and support local economic development while protecting existing customers from bearing the incremental costs to serve these loads.
The proposed tariff, filed in the second quarter of 2026, would be mandatory for new loads over 50 MW and requires the customer pay for generation and other infrastructure costs needed to serve the load. The proposed tariff also includes a minimum initial term of 15 years, minimum bill provisions, termination and exit fees, and credit requirements. A CPUC decision is expected in late 2026 or early 2027.

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. PSCo will continue to monitor these proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by EPA.
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
Endangerment Finding — In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from new motor vehicles and engines under the Clean Air Act. PSCo will monitor any additional proposed rules and evaluate the impacts of any final rule on the utility sector.
Regional Haze — In January 2026, the EPA issued a final rule fully disapproving the 2022 Colorado SIP revision, thereby removing the mandatory retirement dates. The removal of the retirement dates from a federally approved SIP would only impact whether the SIP provisions become federally enforceable. Colorado has a state regulation that reflects the SIP requirements, including retirement dates for Cherokee Unit 4, Comanche Unit 2, Craig Units 1 and 2, and Hayden Units 1 and 2 at a state level and would require amendment to modify or remove retirement dates.
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
As of March 31, 2026, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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

ITEM 1A — RISK FACTORS
PSCo’s risk factors are documented in Item 1A of Part I of its Annual Report on Form 10-K for the year ended Dec. 31, 2025, which is incorporated herein by reference. There have been no material changes from the risk factors previously disclosed in the Form 10-K.

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended March 31, 2026.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01*	Supplemental Indenture No. 38 dated as of March 1, 2026, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $700,000,000 aggregate principal amount of 4.15% First Mortgage Bonds, Series No. 45 due March 13, 2029 and $600,000,000 aggregate principal amount of 5.05% First Mortgage Bonds, Series No. 46 due June 15, 2036.	PSCo Form 8-K dated March 13, 2026	4.02
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

April 30, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)