Form 10-Q
period 2026-06-30
PUBLIC SERVICE CO OF COLORADO
filed 2026-07-30
CIK 81018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549
FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at July 30, 2026
Common Stock, $0.01 par value	100 shares
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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Operating revenues
Electric	$982	$958	$1,960	$1,896
Natural gas	225	260	755	887
Other	8	8	19	20
Total operating revenues	1,215	1,226	2,734	2,803

Operating expenses
Electric fuel and purchased power	264	309	594	629
Cost of natural gas sold and transported	47	80	275	344
Cost of sales — other	1	1	3	3
Operating and maintenance expenses	236	238	467	480
Demand side management expenses	56	50	116	112
Depreciation and amortization	303	270	595	543
Taxes (other than income taxes)	73	73	145	141
Marshall Wildfire litigation	3	—	(19)	—
Total operating expenses	983	1,021	2,176	2,252

Operating income	232	205	558	551

Other income, net	11	10	16	16
Allowance for funds used during construction — equity	60	30	111	52

Interest charges and financing costs
Interest charges and other financing costs	137	102	264	201
Allowance for funds used during construction — debt	(26)	(13)	(47)	(22)
Total interest charges and financing costs	111	89	217	179

Income before income taxes	192	156	468	440
Income tax (benefit) expense	(7)	—	7	26
Net income	$199	$156	$461	$414
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net income	$199	$156	$461	$414
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax	1	1	1	1

Total other comprehensive income	1	1	1	1
Total comprehensive income	$200	$157	$462	$415

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Six Months Ended June 30
	2026	2025
Operating activities
Net income	$461	$414
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	597	544
Deferred income taxes	39	75
Allowance for equity funds used during construction	(111)	(52)
Provision for bad debts	9	13
Changes in operating assets and liabilities:
Accounts receivable	50	81
Accrued unbilled revenues	35	63
Inventories	(10)	(37)
Other current assets	424	(30)
Accounts payable	(59)	(20)
Net regulatory assets and liabilities	(29)	(34)
Other current liabilities	(103)	(119)
Pension and other employee benefit obligations	(4)	(6)
Other, net	—	(7)
Net cash provided by operating activities	1,299	885

Investing activities
Utility capital/construction expenditures	(2,742)	(1,993)
Investments in utility money pool arrangement	(56)	(831)
Repayments from utility money pool arrangement	56	831
Net cash used in investing activities	(2,742)	(1,993)

Financing activities
Repayments of short-term borrowings, net	(260)	(85)
Borrowings under utility money pool arrangement	383	610
Repayments under utility money pool arrangement	(410)	(651)
Proceeds from issuance of long-term debt	1,288	988
Repayments of long-term debt	—	(250)
Capital contributions from parent	891	739
Dividends paid to parent	(219)	(217)
Net cash provided by financing activities	1,673	1,134

Net change in cash, cash equivalents and restricted cash	230	26
Cash, cash equivalents and restricted cash at beginning of period	16	26
Cash, cash equivalents and restricted cash at end of period	$246	$52

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(196)	$(162)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$636	$577
Inventory transfers to property, plant and equipment	21	57
Operating lease right-of-use assets	113	140
Allowance for equity funds used during construction	111	52
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	June 30, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$246	$16
Accounts receivable, net	423	480
Accounts receivable from affiliates	7	—
Accrued unbilled revenues	321	356
Inventories	263	277
Regulatory assets	188	170
Prepayments and other	118	520
Total current assets	1,566	1,819

Property, plant and equipment, net	30,160	27,822

Other assets
Regulatory assets	1,693	1,603
Operating lease right-of-use assets	382	389
Other	310	207
Total other assets	2,385	2,199
Total assets	$34,111	$31,840

Liabilities and Equity
Current liabilities
Borrowings under utility money pool arrangement	$—	$27
Short-term debt	—	260
Accounts payable	960	1,034
Accounts payable to affiliates	147	95
Regulatory liabilities	246	178
Taxes accrued	153	263
Accrued interest	115	101
Dividends payable to parent	133	75
Operating lease liabilities	60	65
Other	168	161
Total current liabilities	1,982	2,259

Deferred credits and other liabilities
Deferred income taxes	2,182	2,191
Regulatory liabilities	2,809	2,719
Asset retirement obligations	489	473
Customer advances	74	82
Pension and employee benefit obligations	62	66
Operating lease liabilities	323	330
Other	230	138
Total deferred credits and other liabilities	6,169	5,999

Commitments and contingencies
Capitalization
Long-term debt	11,669	10,376
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at June 30, 2026 and Dec. 31, 2025, respectively	—	—
Additional paid in capital	11,309	10,409
Retained earnings	2,999	2,815
Accumulated other comprehensive loss	(17)	(18)
Total common stockholder's equity	14,291	13,206
Total liabilities and equity	$34,111	$31,840
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended June 30, 2026 and 2025
Balance at March 31, 2025	100	$—	$8,376	$2,630	$(19)	$10,987
Net income				156		156
Other comprehensive income					1	1
Dividends declared to parent				(120)		(120)
Contribution of capital by parent			636			636
Balance at June 30, 2025	100	$—	$9,012	$2,666	$(18)	$11,660

Balance at March 31, 2026	100	$—	$10,609	$2,933	$(18)	$13,524
Net income				199		199
Other comprehensive income					1	1
Dividends declared to parent				(133)		(133)
Contribution of capital by parent			700			700
Balance at June 30, 2026	100	$—	$11,309	$2,999	$(17)	$14,291

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Six Months Ended June 30, 2026 and 2025
Balance at Dec. 31, 2024	100	$—	$8,256	$2,498	$(19)	$10,735
Net income				414		414
Other comprehensive income					1	1
Dividends declared to parent				(246)		(246)
Contribution of capital by parent			756			756
Balance at June 30, 2025	100	$—	$9,012	$2,666	$(18)	$11,660

Balance at Dec. 31, 2025	100	$—	$10,409	$2,815	$(18)	$13,206
Net income				461		461
Other comprehensive income					1	1
Dividends declared to parent				(277)		(277)
Contribution of capital by parent			900			900
Balance at June 30, 2026	100	$—	$11,309	$2,999	$(17)	$14,291
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo as of June 30, 2026 and Dec. 31, 2025; the results of PSCo’s operations, including the components of net income, comprehensive income, and changes in stockholder’s equity for the three and six months ended June 30, 2026 and 2025; and PSCo’s cash flows for the six months ended June 30, 2026 and 2025.
All adjustments are of a normal, recurring nature, except as otherwise disclosed. Management has also evaluated the impact of events occurring after June 30, 2026, up to the date of issuance of these consolidated financial statements. These statements contain all necessary adjustments and disclosures resulting from that evaluation. The Dec. 31, 2025 balance sheet information has been derived from the audited 2025 consolidated financial statements included in the PSCo Annual Report on Form 10-K for the year ended Dec. 31, 2025.
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
Environmental Credits — In May 2026, the FASB issued ASU 2026-02 – Environmental Credits and Environmental Credit Obligations (Topic 818), which establishes accounting and disclosure requirements for certain environmental instruments, including renewable energy credits and emissions allowances, as well as for compliance obligations that will be satisfied with such credits. The ASU is effective for annual and interim periods beginning after Dec. 15, 2027. PSCo is evaluating the impact of the new accounting and disclosure guidance.

3. Selected Balance Sheet Data

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$457	$518
Less allowance for bad debts	(34)	(38)
Accounts receivable, net	$423	$480

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$168	$136
Fuel	64	64
Natural gas	31	77
Total inventories	$263	$277

(Millions of Dollars)	June 30, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$21,589	$20,451
Natural gas plant	7,409	7,222
Common and other property	1,734	1,704
Plant to be retired (a)	894	929
Construction work in progress	5,854	4,367
Total property, plant and equipment	37,480	34,673
Less accumulated depreciation	(7,320)	(6,851)
Property, plant and equipment, net	$30,160	$27,822
(a)Amounts include Comanche Unit 3, Craig Unit 2 and Hayden Units 1 and 2. Amounts are presented net of accumulated depreciation.

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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$250	$250
Amount outstanding at period end	—	27
Average amount outstanding	2	37
Maximum amount outstanding	50	250
Weighted average interest rate, computed on a daily basis	3.65%	4.31%
Weighted average interest rate at period end	N/A	3.88

Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended June 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$1,200	$1,200
Amount outstanding at period end	—	260
Average amount outstanding	2	106
Maximum amount outstanding	40	725
Weighted average interest rate, computed on a daily basis	3.89%	4.25%
Weighted average interest rate at period end	N/A	3.89
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
At June 30, 2026, PSCo had the following committed revolving credit facility available (in millions of dollars):

Credit Facility (a)	Drawn (b)	Available
$1,200	$48	$1,152
(a)Expires in December 2029.
(b)Includes outstanding commercial paper and letters of credit.
All credit facility bank borrowings, outstanding letters of credit and outstanding commercial paper reduce the available capacity under the credit facility. PSCo had no direct advances on the credit facility outstanding at June 30, 2026 and Dec. 31, 2025.
Letters of Credit — PSCo uses letters of credit, generally with terms of one year, to provide financial guarantees for certain obligations. At both June 30, 2026 and Dec. 31, 2025, there were $48 million of letters of credit outstanding under the credit facility. Amounts approximate their fair value and are subject to fees.
Additionally, in March 2026, PSCo entered into an uncommitted continuing letter of credit agreement with an overall limit of $50 million to provide additional letter of credit capacity outside of the revolving credit facility. As of June 30, 2026, $1 million of letters of credit were outstanding under this continuing letter of credit agreement.
Long-Term Borrowings
During the six months ended June 30, 2026, PSCo issued $700 million in aggregate principal amount of 4.15% First Mortgage Bonds, Series No. 45 due March 13, 2029 and $600 million in aggregate principal amount of 5.05% First Mortgage Bonds, Series No. 46 due June 15, 2036.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended June 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$288	$116	$1	$405
C&I	432	55	7	494
Other	11	—	—	11
Total retail	731	171	8	910
Wholesale	20	—	—	20
Transmission	29	—	—	29
Other	17	40	—	57
Total revenue from contracts with customers	797	211	8	1,016
Alternative revenue and other	185	14	—	199
Total revenues	$982	$225	$8	$1,215

	Three Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$299	$145	$1	$445
C&I	448	67	7	522
Other	13	—	—	13
Total retail	760	212	8	980
Wholesale	49	—	—	49
Transmission	26	—	—	26
Other	16	37	—	53
Total revenue from contracts with customers	851	249	8	1,108
Alternative revenue and other	107	11	—	118
Total revenues	$958	$260	$8	$1,226

	Six Months Ended June 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$587	$448	$1	$1,036
C&I	849	189	18	1,056
Other	23	—	—	23
Total retail	1,459	637	19	2,115
Wholesale	57	—	—	57
Transmission	60	—	—	60
Other	34	87	—	121
Total revenue from contracts with customers	1,610	724	19	2,353
Alternative revenue and other	350	31	—	381
Total revenues	$1,960	$755	$19	$2,734

	Six Months Ended June 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$627	$544	$1	$1,172
C&I	835	224	19	1,078
Other	25	—	—	25
Total retail	1,487	768	20	2,275
Wholesale	110	—	—	110
Transmission	56	—	—	56
Other	29	85	—	114
Total revenue from contracts with customers	1,682	853	20	2,555
Alternative revenue and other	214	34	—	248
Total revenues	$1,896	$887	$20	$2,803

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$468	$440

Federal statutory rate impact	98	92
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(74)	(53)
Other	(2)	(4)
Regulatory adjustments (b)
AFUDC equity	(18)	(12)
Plant related excess deferred taxes	(15)	(11)
Other	2	2
State income taxes, net of federal tax effect (c)	15	12
Other	1	—
Income tax expense	$7	$26

	Six Months Ended June 30
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(15.9)	(12.0)
Other	(0.5)	(0.9)
Regulatory adjustments (b)
AFUDC equity	(3.8)	(2.8)
Plant related excess deferred taxes	(3.2)	(2.6)
Other	0.5	0.4
State income taxes, net of federal tax effect (c)	3.3	2.7
Other	0.1	0.1
Effective income tax rate	1.5%	5.9%
(a)Wind and Solar PTCs (net of transfer discounts) are generally credited to customers (reduction to revenue) and do not materially impact earnings.
(b)Regulatory adjustments primarily relate to the credit of plant related excess deferred taxes to customers for tax rate changes as well as the capitalization of AFUDC equity for book purposes only. Income tax benefits associated with the credit of excess deferred taxes are offset by corresponding revenue reductions.
(c)State and local income taxes are primarily Colorado state taxes.

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
As of June 30, 2026, accumulated other comprehensive loss related to interest rate derivatives included $1 million of net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of June 30, 2026, PSCo had no unsettled interest rate derivatives.
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
As of June 30, 2026, PSCo had no commodity contracts designated as cash flow hedges.
Gross notional amounts of commodity forwards and options:

(Amounts in Millions) (a)(b)	June 30, 2026	Dec. 31, 2025
MWh of electricity	1	1
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
As of June 30, 2026, one of PSCo’s eight most significant counterparties for these activities, comprising $1 million, or 3%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Seven of the eight most significant counterparties, comprising $23 million, or 68%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
Seven of these significant counterparties are municipal or cooperative electric entities or other utilities.
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
As of June 30, 2026 and Dec. 31, 2025, there were no derivative liabilities with such underlying contract provisions.
Certain contracts also contain cross default provisions that may require the posting of collateral or settlement of the contracts if there was a failure under other financing arrangements related to payment terms or other covenants.
There were no derivative instruments in a liability position with such underlying contract provisions as of June 30, 2026 and $7 million of such instruments as of Dec. 31, 2025.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired. PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of June 30, 2026 and Dec. 31, 2025.
Recurring Derivative Fair Value Measurements
Interest rate cash flow hedge gains and losses reclassified into interest expense from accumulated other comprehensive loss were immaterial for the three and six months ended June 30, 2026 and 2025.
Changes in the fair value of natural gas commodity derivatives recognized as regulatory assets and liabilities included immaterial net gains and losses for the three months ended June 30, 2026 and 2025, and $7 million and immaterial net gains for the six months ended June 30, 2026 and 2025.
The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.

Other impacts of derivative activity:

(Millions of Dollars)	Pre-Tax Gains (Losses) Recognized During the Period in Income
Three Months Ended June 30, 2026
Other derivative instruments:
Commodity trading	$2	(a)
Total	$2

Six Months Ended June 30, 2026
Other derivative instruments:
Commodity trading	$5	(a)
Natural gas commodity	(7)	(b)(c)
Total	$(2)

Three Months Ended June 30, 2025
Other derivative instruments:
Commodity trading	$2	(a)
Total	$2

Six Months Ended June 30, 2025
Other derivative instruments:
Commodity trading	$2	(a)
Natural gas commodity	(9)	(b)(c)
Total	$(7)
(a)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(b)Amounts are primarily recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(c)Relates primarily to option premium amortization.
PSCo had no derivative instruments designated as fair value hedges during the six months ended June 30, 2026 and 2025.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	June 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$1	$1	$2	$4	$(4)	$—	$—	$6	$—	$6	$(6)	$—
Natural gas commodity	—	—	—	—	—	—	—	7	—	7	—	7
Total current derivative assets (b)	$1	$1	$2	$4	$(4)	$—	$—	$13	$—	$13	$(6)	$7

	June 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$3	$3	$6	$(5)	$1	$—	$7	$—	$7	$(6)	$1
Natural gas commodity	—	—	—	—	—	—	—	7	—	7	—	7
Total current derivative liabilities (b)	$—	$3	$3	$6	$(5)	$1	$—	$14	$—	$14	$(6)	$8
(a)PSCo nets derivative instruments and related collateral on its consolidated balance sheets when supported by a legally enforceable master netting agreement. At June 30, 2026 and Dec. 31, 2025, derivative assets and liabilities include no obligations to return cash collateral. At both June 30, 2026 and Dec. 31, 2025, derivative assets and liabilities include immaterial rights to reclaim cash collateral. Counterparty netting amounts presented exclude settlement receivables and payables and non-derivative amounts that may be subject to the same master netting agreements.
(b)Current derivative assets are included in prepayments and other as of June 30, 2026 and Dec. 31, 2025. Total current derivative liabilities are included in other current liabilities as of June 30, 2026 and Dec. 31, 2025.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	June 30, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$11,669	$10,649	$10,376	$9,452
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of June 30, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended June 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	15	15	5	5
Expected return on plan assets (a)	(19)	(20)	(5)	(5)
Amortization of net loss (a)	3	2	1	1
Net periodic benefit cost	4	2	1	1
Effects of regulation	(3)	(1)	—	—
Net benefit cost recognized for financial reporting	$1	$1	$1	$1
	Six Months Ended June 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$10	$10	$—	$—
Interest cost (a)	29	30	9	10
Expected return on plan assets (a)	(37)	(40)	(9)	(9)
Amortization of net loss (a)	6	3	2	1
Net periodic benefit cost	8	3	2	2
Effects of regulation	(6)	(2)	—	—
Net benefit cost recognized for financial reporting	$2	$1	$2	$2
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
In September 2025, Xcel Energy and other defendants reached settlement agreements in principle that resolved all claims and required PSCo to make settlement payments of $640 million. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlement agreements. As of July 2026, settlements have been executed with all plaintiffs and subrogation insurers.
As a result of settlements as well as legal and other costs of the matter, PSCo recognized charges to earnings of $298 million in the year ended Dec. 31, 2025, after consideration of total costs expected to be reimbursed by insurance. In 2026, PSCo increased its estimated amount recoverable from insurance, contributing to a net $19 million credit to earnings for the six months ended June 30, 2026.
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
Components of lease expense:

	Three Months Ended June 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$19	$20
Other operating leases (a)	2	4
Total operating lease expense	$21	$24
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	8	3
Total finance lease expense	$9	$4

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$38	$43
Other operating leases (a)	4	8
Total operating lease expense	$42	$51
Finance leases
Amortization of ROU assets	$2	$2
Interest expense on lease liability	13	7
Total finance lease expense	$15	$9
(a)Includes immaterial short-term lease expense.
Commitments under operating and finance leases as of June 30, 2026:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$237	$338	$575	$505
Interest component of obligation	(31)	(161)	(192)	(307)
Present value of minimum obligation	$206	$177	383	198
Less current portion			(60)	(4)
Noncurrent operating and finance lease liabilities			$323	$194
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

PSCo had 932 MW of capacity under long-term PPAs at both June 30, 2026 and Dec. 31, 2025 with entities that have been determined to be VIEs. These agreements have expiration dates through 2033.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at April 1	$(17)	$(1)	$(18)	$(18)	$(1)	$(19)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at June 30	$(16)	$(1)	$(17)	$(17)	$(1)	$(18)

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(17)	$(1)	$(18)	$(18)	$(1)	$(19)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at June 30	$(16)	$(1)	$(17)	$(17)	$(1)	$(18)
(a)Included in interest charges.

11. Segment Information
Segment information and reconciliation to PSCo’s consolidated net income:

	Three Months Ended June 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$982	$225	$1,207
Intersegment revenues	—	1	1
Total segment revenues	982	226	1,208
Electric fuel and purchased power	264	—	264
Cost of natural gas sold and transported	—	47	47
O&M expenses	166	66	232
Depreciation and amortization	223	78	301
Other segment expenses, net	49	16	65
Interest charges and financing costs	87	23	110
Income tax benefit	(14)	(5)	(19)
Net income	$207	$1	$208

Total segment net income			$208
Non-segment net loss			(9)
Consolidated net income			$199
(a)Operating revenues include $1 million of other affiliate revenue.

	Three Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$958	$260	$1,218
Intersegment revenues	—	3	3
Total segment revenues	958	263	1,221
Electric fuel and purchased power	309	—	309
Cost of natural gas sold and transported	—	80	80
O&M expenses	165	69	234
Depreciation and amortization	196	72	268
Other segment expenses, net	66	21	87
Interest charges and financing costs	70	20	90
Income tax benefit	—	(3)	(3)
Net income	$152	$4	$156
(a)Operating revenues include $1 million of other affiliate revenue.

	Six Months Ended June 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,960	$755	$2,715
Intersegment revenues	—	3	3
Total segment revenues	1,960	758	2,718
Electric fuel and purchased power	594	—	594
Cost of natural gas sold and transported	—	275	275
O&M expenses	321	139	460
Depreciation and amortization	435	155	590
Other segment expenses, net	84	38	122
Interest charges and financing costs	170	46	216
Income tax (benefit) expense	(21)	16	(5)
Net income	$377	$89	$466

Total segment net income			$466
Non-segment net loss			(5)
Consolidated net income			$461
(a)Operating revenues include $2 million of other affiliate revenue.

	Six Months Ended June 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,896	$887	$2,783
Intersegment revenues	—	5	5
Total segment revenues	1,896	892	2,788
Electric fuel and purchased power	629	—	629
Cost of natural gas sold and transported	—	344	344
O&M expenses	330	142	472
Depreciation and amortization	396	143	539
Other segment expenses, net	136	56	192
Interest charges and financing costs	140	40	180
Income tax (benefit) expense	(8)	34	26
Net income	$273	$133	$406

Total segment net income			$406
Non-segment net income			$8
Consolidated net income			$414
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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Six Months Ended June 30
(Millions of Dollars)	2026	2025
GAAP net income	$461	$414
Marshall Wildfire litigation	(19)	—
Less: tax effect of adjustment	5	—
Ongoing earnings	$447	$414
Marshall Wildfire Litigation — In the six months ended June 30, 2026, PSCo recognized $19 million of net reductions to operating expenses due primarily to an increase in the estimated amount recoverable from insurance for non-recurring Marshall Wildfire costs.

Results of Operations
PSCo’s GAAP net income was $461 million for the six months ended June 30, 2026 compared with $414 million for the prior year. Ongoing net income was $447 million for the six months ended June 30, 2026 compared with $414 million for the prior year. The change in ongoing earnings was driven by driven by higher recovery of electric infrastructure investments which was partially offset by unfavorable weather. The difference between GAAP and ongoing earnings was driven by an increase in the estimated amount recoverable from insurance for Marshall Wildfire costs.

Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Six Months Ended June 30, 2026 vs. 2025
Non-fuel riders	$134
Sales and demand	15
Conservation and demand side management (offset in expense)	12
Wholesale transmission	12
Wholesale generation revenues	(50)
PTCs flowed back to customers (offset by lower ETR)	(35)
Estimated impact of weather	(15)
Other, net	(9)
Total increase	$64
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Six Months Ended June 30, 2026 vs. 2025
Recovery of lower cost of natural gas	$(73)
Estimated impact of weather	(61)
Other, net	2
Total decrease	$(132)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $35 million year-to-date. The decrease was driven by both lower commodity prices and lower volumes.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $69 million year-to-date. The decrease was primarily due to decreased volumes.
Non-Fuel Operating Expenses and Other Items
Depreciation and Amortization — Depreciation and amortization expense increased $52 million year-to-date. The increase was primarily due to system investment.
Interest Charges — Interest charges increased $63 million year-to-date, largely due to increased long-term debt levels and higher interest rates.
AFUDC, Equity and Debt — AFUDC increased $84 million year-to-date, largely due to system investment.
O&M Expenses — O&M expenses decreased $13 million year-to-date, largely due to generation outage timing.

Public Utility Regulation and Other
The FERC and state and local regulatory commissions regulate PSCo. PSCo is subject to rate regulation by state utility regulatory agencies, which have jurisdiction with respect to the rates of electric and natural gas distribution companies in Colorado.
Rates are designed to recover plant investment, operating costs and an allowed return on investment. PSCo requests changes in utility rates through commission filings. Changes in operating costs can affect PSCo’s financial results, depending on the timing of rate cases and implementation of final rates. Other factors affecting rate filings are new investments, sales, conservation and demand side management efforts and the cost of capital.
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
In June 2026, PSCo, CPUC Staff and various other parties filed a comprehensive non-unanimous settlement agreement. The AARP, City of Boulder and the UCA oppose the settlement. Other parties either support portions of the settlement or do not oppose it. Terms of the settlement include:
•Revenue increase (excluding rider roll-ins) of $225 million (6.3% total, or an annual average of 2.05% since the last rate case), based on a 2025 historic test year using year-end rate base with limited forward looking known and measurable adjustments.
•ROE of 9.3% and equity ratio of 54.5%.
•A performance framework applicable to the operation of Comanche Unit 3 coal facility from effective date of rates through 2029.
•Transfer of the previous Transmission Cost Adjustment investments into rate base.
•Continuation of previously authorized trackers and deferrals.
A CPUC decision and implementation of final rates is anticipated in the third quarter of 2026.
2025 Colorado Natural Gas Rate Case — In December 2025, PSCo filed a natural gas rate case with the CPUC seeking an increase in revenue of $190 million (11.6%). The request is based on a 10.75% ROE, an equity ratio of 55% and a 2025 test year with a projected rate base of $4.7 billion.
In July 2026, PSCo, CPUC Staff, the UCA, the Colorado Energy Office, Western Resource Advocates/Sierra Club, Energy Outreach Colorado and various other parties filed a comprehensive non-unanimous settlement agreement. Several parties either do not oppose or take no position on the settlement, and one transportation shipper opposes it.

Key terms of the settlement include:
•Revenue increase of $123 million (7.5% total, or an annual average of 3.7% since the last rate case), based on a 2025 historic test year using average rate base with forward looking known and measurable adjustments.
•ROE of 9.2% and equity ratio of 54.5%.
Hearings to discuss the settlement took place in July 2026. A CPUC decision and implementation of final rates is anticipated in the fourth quarter of 2026.
2024 Colorado Electric Resource Plan — In October 2024, PSCo filed its Phase I electric resource plan with the CPUC. In November 2025, the CPUC approved a load forecast that reflects 3% compound annual sales growth through 2031 and a generation capacity need of approximately 5,400 MW.
PSCo filed a request for reconsideration of various aspects of the decision which were approved in February 2026. The RFP for the Phase II competitive solicitation process is expected to be issued in the third quarter of 2026. This RFP will seek to acquire the balance of resource needs through 2031 (after consideration of 3,800 MW of approved acquisitions from the Near-Term Procurement RFP).
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

Environmental Regulation
Throughout 2025 and 2026, the EPA has announced various regulatory actions addressing a wide range of environmental regulations. PSCo will continue to monitor proposed rules as they move toward final action. Additionally, any other amendments and changes to rules will be evaluated as proposed by the EPA.
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
Potential costs for these rules and any additional proposed regulations related to PFAS are uncertain and will be determined on a site specific basis where applicable. If costs are incurred, PSCo believes the costs would be recoverable through rates based on prior state commission practices.
Effluent Limitation Guidelines
In April 2024, the EPA published final rules under the Clean Water Act, setting Effluent Limitations Guidelines and Standards for steam generating coal plants. This rule establishes more stringent wastewater discharge standards for bottom ash transport water, flue-gas desulfurization wastewater and combustion residuals leachate from steam electric power plants, particularly coal-fired power plants. Based on current estimates and assumptions, PSCo has determined that there is minimal financial or operational impact associated with these requirements and that any costs would be recoverable through rates based on prior state commission practices.

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
As of June 30, 2026, based on an evaluation carried out under the supervision and with the participation of PSCo’s management, including the CEO and CFO, of the effectiveness of its disclosure controls and procedures, the CEO and CFO have concluded that PSCo’s disclosure controls and procedures were effective.
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

ITEM 5 — OTHER INFORMATION
None of the Company’s directors or officers adopted, modified, or terminated a Rule 10b5-1 trading arrangement or a non-Rule 10b5-1 trading arrangement during the Company’s fiscal quarter ended June 30, 2026.

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
10.01*	Summary of Non-Employee Director Compensation, effective as of May 20, 2026	Xcel Energy Inc. Form 8-K dated July 29, 2026	10.01
10.02	Xcel Energy Inc. Nonqualified Deferred Compensation Plan (2026 Restatement)
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

July 30, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)