Form 10-Q
period 2026-09-30
PUBLIC SERVICE CO OF COLORADO
filed 2026-10-29
CIK 81018

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 29, 2026
Common Stock, $0.01 par value	100 shares
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

Definitions of Abbreviations

Xcel Energy Inc.’s Subsidiaries and Affiliates (current and former)
NSP-Minnesota	Northern States Power Company, a Minnesota corporation
NSP-Wisconsin	Northern States Power Company, a Wisconsin corporation
PSCo	Public Service Company of Colorado
SPS	Southwestern Public Service Company
Utility subsidiaries	NSP-Minnesota, NSP-Wisconsin, PSCo and SPS
Xcel Energy	Xcel Energy Inc. and its subsidiaries

Federal and State Regulatory Agencies
CPUC	Colorado Public Utilities Commission
EPA	United States Environmental Protection Agency
FASB	Financial Accounting Standards Board
FERC	Federal Energy Regulatory Commission
SEC	Securities and Exchange Commission

Other
AFUDC	Allowance for funds used during construction
ASU	Accounting standards update
C&I	Commercial and Industrial
CCR	Coal combustion residuals
CCR Rule	Final rule (40 CFR 257.50 - 257.107) published by the EPA regulating the management, storage and disposal of CCRs as a nonhazardous waste
CEO	Chief executive officer
CERCLA	Comprehensive Environmental Response, Compensation, and Liability Act
CFO	Chief financial officer
DSM	Demand side management
ETR	Effective Tax Rate
GAAP	United States generally accepted accounting principles
GHG	Greenhouse gas
IPP	Independent power producing entity
MGP	Manufactured gas plant
O&M	Operating and maintenance
PFAS	Per- and Polyfluoroalkyl Substances
PPA	Power purchase agreement
PTC	Production tax credit
RFP	Request for proposal
ROE	Return on equity
ROU	Right-of-use
UCA	Colorado Office of the Utility Consumer Advocate
VIE	Variable interest entity

Measurements
MW	Megawatts
MWh	Megawatt hours

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

PART I — FINANCIAL INFORMATION
ITEM 1 — FINANCIAL STATEMENTS
PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2026	2025	2026	2025
Operating revenues
Electric	$1,282	$1,209	$3,242	$3,105
Natural gas	180	183	935	1,070
Other	8	8	27	28
Total operating revenues	1,470	1,400	4,204	4,203

Operating expenses
Electric fuel and purchased power	317	378	911	1,007
Cost of natural gas sold and transported	33	36	308	380
Cost of sales — other	1	1	4	4
Operating and maintenance expenses	260	234	727	714
Demand side management expenses	63	62	179	174
Depreciation and amortization	309	276	904	819
Taxes (other than income taxes)	73	73	218	214
Marshall Wildfire litigation	1	287	(18)	287
Total operating expenses	1,057	1,347	3,233	3,599

Operating income	413	53	971	604

Other income, net	6	12	22	28
Allowance for funds used during construction — equity	79	45	190	97

Interest charges and financing costs
Interest charges and other financing costs	147	113	411	314
Allowance for funds used during construction — debt	(30)	(18)	(77)	(40)
Total interest charges and financing costs	117	95	334	274

Income before income taxes	381	15	849	455
Income tax expense (benefit)	18	(33)	25	(7)
Net income	$363	$48	$824	$462
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(amounts in millions)

	Three Months Ended Sept. 30		Nine Months Ended Sept. 30
	2026	2025	2026	2025
Net income	$363	$48	$824	$462
Other comprehensive income
Derivative instruments:
Reclassification of losses to net income, net of tax	—	—	1	1

Total other comprehensive income	—	—	1	1
Total comprehensive income	$363	$48	$825	$463

See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(amounts in millions)

	Nine Months Ended Sept. 30
	2026	2025
Operating activities
Net income	$824	$462
Adjustments to reconcile net income to cash provided by operating activities:
Depreciation and amortization	912	824
Deferred income taxes	64	67
Allowance for equity funds used during construction	(190)	(97)
Provision for bad debts	20	21
Changes in operating assets and liabilities:
Accounts receivable	(45)	34
Accrued unbilled revenues	59	87
Inventories	(86)	(105)
Other current assets	439	32
Accounts payable	(56)	(9)
Net regulatory assets and liabilities	(32)	(15)
Other current liabilities	17	291
Pension and other employee benefit obligations	(3)	(6)
Other, net	1	(3)
Net cash provided by operating activities	1,924	1,583

Investing activities
Utility capital/construction expenditures	(4,206)	(3,349)
Investments in utility money pool arrangement	(56)	(831)
Repayments from utility money pool arrangement	56	831
Net cash used in investing activities	(4,206)	(3,349)

Financing activities
Repayments of short-term borrowings, net	(260)	(85)
Borrowings under utility money pool arrangement	508	919
Repayments under utility money pool arrangement	(535)	(960)
Proceeds from issuance of long-term debt	2,078	1,977
Repayments of long-term debt	—	(250)
Capital contributions from parent	1,742	1,069
Dividends paid to parent	(353)	(336)
Net cash provided by financing activities	3,180	2,334

Net change in cash, cash equivalents and restricted cash	898	568
Cash, cash equivalents and restricted cash at beginning of period	16	26
Cash, cash equivalents and restricted cash at end of period	$914	$594

Supplemental disclosure of cash flow information:
Cash paid for interest (net of amounts capitalized)	$(278)	$(209)

Supplemental disclosure of non-cash investing and financing transactions:
Accrued property, plant and equipment additions	$577	$692
Inventory transfers to property, plant and equipment	49	68
Operating lease right-of-use assets	114	156
Allowance for equity funds used during construction	190	97
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(amounts in millions, except share and per share data)

	Sept. 30, 2026	Dec. 31, 2025
Assets
Current assets
Cash and cash equivalents	$914	$16
Accounts receivable, net	514	480
Accrued unbilled revenues	297	356
Inventories	311	277
Regulatory assets	192	170
Prepayments and other	104	520
Total current assets	2,332	1,819

Property, plant and equipment, net	31,267	27,822

Other assets
Regulatory assets	1,824	1,603
Operating lease right-of-use assets	368	389
Other	295	207
Total other assets	2,487	2,199
Total assets	$36,086	$31,840

Liabilities and Equity
Current liabilities
Borrowings under utility money pool arrangement	$—	$27
Short-term debt	—	260
Accounts payable	946	1,034
Accounts payable to affiliates	116	95
Regulatory liabilities	257	178
Taxes accrued	225	263
Accrued interest	146	101
Dividends payable to parent	128	75
Operating lease liabilities	53	65
Other	176	161
Total current liabilities	2,047	2,259

Deferred credits and other liabilities
Deferred income taxes	2,252	2,191
Regulatory liabilities	2,795	2,719
Asset retirement obligations	489	473
Customer advances	64	82
Pension and employee benefit obligations	64	66
Operating lease liabilities	315	330
Other	229	138
Total deferred credits and other liabilities	6,208	5,999

Commitments and contingencies
Capitalization
Long-term debt	12,460	10,376
Common stock — 100 shares authorized of $0.01 par value; 100 shares outstanding at Sept. 30, 2026 and Dec. 31, 2025, respectively	—	—
Additional paid in capital	12,155	10,409
Retained earnings	3,233	2,815
Accumulated other comprehensive loss	(17)	(18)
Total common stockholder's equity	15,371	13,206
Total liabilities and equity	$36,086	$31,840
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMMON STOCKHOLDER’S EQUITY (UNAUDITED)
(amounts in millions, except share data)

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Three Months Ended Sept. 30, 2026 and 2025
Balance at June 30, 2025	100	$—	$9,012	$2,666	$(18)	$11,660
Net income				48		48
Dividends declared to parent				(41)		(41)
Contribution of capital by parent			315			315
Balance at Sept. 30, 2025	100	$—	$9,327	$2,673	$(18)	$11,982

Balance at June 30, 2026	100	$—	$11,309	$2,999	$(17)	$14,291
Net income				363		363
Dividends declared to parent				(129)		(129)
Contribution of capital by parent			846			846
Balance at Sept. 30, 2026	100	$—	$12,155	$3,233	$(17)	$15,371

	Common Stock Issued			Retained Earnings	Accumulated Other Comprehensive Loss	Total Common Stockholder's Equity
	Shares	Par Value	Additional Paid In Capital
Nine Months Ended Sept. 30, 2026 and 2025
Balance at Dec. 31, 2024	100	$—	$8,256	$2,498	$(19)	$10,735
Net income				462		462
Other comprehensive income					1	1
Dividends declared to parent				(287)		(287)
Contribution of capital by parent			1,071			1,071
Balance at Sept. 30, 2025	100	$—	$9,327	$2,673	$(18)	$11,982

Balance at Dec. 31, 2025	100	$—	$10,409	$2,815	$(18)	$13,206
Net income				824		824
Other comprehensive income					1	1
Dividends declared to parent				(406)		(406)
Contribution of capital by parent			1,746			1,746
Balance at Sept. 30, 2026	100	$—	$12,155	$3,233	$(17)	$15,371
See Notes to Consolidated Financial Statements

PUBLIC SERVICE CO. OF COLORADO AND SUBSIDIARIES
Notes to Consolidated Financial Statements (UNAUDITED)
In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments necessary to present fairly, in accordance with GAAP, the financial position of PSCo as of Sept. 30, 2026 and Dec. 31, 2025; the results of PSCo’s operations, including the components of net income, comprehensive income, and changes in stockholder’s equity for the three and nine months ended Sept. 30, 2026 and 2025; and PSCo’s cash flows for the nine months ended Sept. 30, 2026 and 2025.
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

3. Selected Balance Sheet Data

(Millions of Dollars)	Sept. 30, 2026	Dec. 31, 2025
Accounts receivable, net
Accounts receivable	$551	$518
Less allowance for bad debts	(37)	(38)
Accounts receivable, net	$514	$480

(Millions of Dollars)	Sept. 30, 2026	Dec. 31, 2025
Inventories
Materials and supplies	$178	$136
Fuel	67	64
Natural gas	66	77
Total inventories	$311	$277

(Millions of Dollars)	Sept. 30, 2026	Dec. 31, 2025
Property, plant and equipment, net
Electric plant	$21,851	$20,451
Natural gas plant	7,542	7,222
Common and other property	1,763	1,704
Plant to be retired (a)	889	929
Construction work in progress	6,793	4,367
Total property, plant and equipment	38,838	34,673
Less accumulated depreciation	(7,571)	(6,851)
Property, plant and equipment, net	$31,267	$27,822
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
Money pool borrowings:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$250	$250
Amount outstanding at period end	—	27
Average amount outstanding	9	37
Maximum amount outstanding	125	250
Weighted average interest rate, computed on a daily basis	3.68%	4.31%
Weighted average interest rate at period end	N/A	3.88

Commercial Paper — Commercial paper outstanding:

(Amounts in Millions, Except Interest Rates)	Three Months Ended Sept. 30, 2026	Year Ended Dec. 31, 2025
Borrowing limit	$1,200	$1,200
Amount outstanding at period end	—	260
Average amount outstanding	—	106
Maximum amount outstanding	—	725
Weighted average interest rate, computed on a daily basis	N/A	4.25%
Weighted average interest rate at period end	N/A	3.89
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
Additionally, in March 2026, PSCo entered into an uncommitted continuing letter of credit agreement with an overall limit of $50 million to provide additional letter of credit capacity outside of the revolving credit facility. As of Sept. 30, 2026, $1 million of letters of credit were outstanding under this continuing letter of credit agreement.
Long-Term Borrowings
During the nine months ended Sept. 30, 2026, PSCo issued the following:
•$700 million in aggregate principal amount of 4.15% First Mortgage Bonds, Series No. 45 due March 13, 2029.
•$600 million in aggregate principal amount of 5.05% First Mortgage Bonds, Series No. 46 due June 15, 2036
•$150 million in aggregate principal amount of 5.35% First Mortgage Bonds, Series No. 41 due May 15, 2034.
•$650 million in aggregate principal amount of 6.20% First Mortgage Bonds, Series No. 47 due August 15, 2056.

5. Revenues
Revenue is classified by the type of goods/services rendered and market/customer type. PSCo’s operating revenues consisted of the following:

	Three Months Ended Sept. 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$489	$86	$—	$575
C&I	527	45	8	580
Other	11	—	—	11
Total retail	1,027	131	8	1,166
Wholesale	25	—	—	25
Transmission	36	—	—	36
Other	19	36	—	55
Total revenue from contracts with customers	1,107	167	8	1,282
Alternative revenue and other	175	13	—	188
Total revenues	$1,282	$180	$8	$1,470

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$450	$91	$—	$541
C&I	527	47	8	582
Other	12	—	—	12
Total retail	989	138	8	1,135
Wholesale	62	—	—	62
Transmission	37	—	—	37
Other	14	34	—	48
Total revenue from contracts with customers	1,102	172	8	1,282
Alternative revenue and other	107	11	—	118
Total revenues	$1,209	$183	$8	$1,400

	Nine Months Ended Sept. 30, 2026
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,076	$534	$1	$1,611
C&I	1,376	234	26	1,636
Other	34	—	—	34
Total retail	2,486	768	27	3,281
Wholesale	82	—	—	82
Transmission	96	—	—	96
Other	53	123	—	176
Total revenue from contracts with customers	2,717	891	27	3,635
Alternative revenue and other	525	44	—	569
Total revenues	$3,242	$935	$27	$4,204

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Electric	Natural Gas	All Other	Total
Major revenue types
Revenue from contracts with customers:
Residential	$1,077	$635	$1	$1,713
C&I	1,362	271	27	1,660
Other	37	—	—	37
Total retail	2,476	906	28	3,410
Wholesale	172	—	—	172
Transmission	93	—	—	93
Other	43	119	—	162
Total revenue from contracts with customers	2,784	1,025	28	3,837
Alternative revenue and other	321	45	—	366
Total revenues	$3,105	$1,070	$28	$4,203

6. Income Taxes
Total income tax expense from operations differs from the amount computed by applying the statutory federal income tax rate to income before income tax expense.
Effective income tax reconciliation:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Income before income taxes (domestic)	$849	$455

Federal statutory rate impact	178	96
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(106)	(78)
Other	(7)	(4)
Regulatory adjustments (b)
AFUDC equity	(42)	(18)
Plant related excess deferred taxes	(27)	(19)
Other	4	3
State income taxes, net of federal tax effect (c)	23	10
Other	2	3
Income tax expense (benefit)	$25	$(7)

	Nine Months Ended Sept. 30
	2026	2025
Federal statutory rate	21.0%	21.0%
(Decreases) increases in tax from:
Tax credits
PTCs (a)	(12.5)	(17.2)
Other	(0.9)	(0.7)
Regulatory adjustments (b)
AFUDC equity	(5.0)	(3.9)
Plant related excess deferred taxes	(3.2)	(4.2)
Other	0.5	0.7
State income taxes, net of federal tax effect (c)	2.7	2.2
Other	0.3	0.6
Effective income tax rate	2.9%	(1.5)%
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
As of Sept. 30, 2026, accumulated other comprehensive loss related to interest rate derivatives included immaterial net losses expected to be reclassified into earnings during the next 12 months as the hedged transactions impact earnings. As of Sept. 30, 2026, PSCo had no unsettled interest rate derivatives.
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
As of Sept. 30, 2026, one of PSCo’s nine most significant counterparties for these activities, comprising $2 million, or 4%, of this credit exposure, had investment grade credit ratings from S&P Global Ratings, Moody’s Investor Services or Fitch Ratings.
Eight of the nine most significant counterparties, comprising $26 million, or 71%, of this credit exposure, were not rated by these external ratings agencies, but based on PSCo’s internal analysis, had credit quality consistent with investment grade.
Eight of these significant counterparties are municipal or cooperative electric entities or other utilities.
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
As of Sept. 30, 2026 and Dec. 31, 2025 there were approximately $4 million and $7 million of derivative liabilities with such underlying contract provisions, respectively.
Certain derivative instruments are also subject to contract provisions that contain adequate assurance clauses. These provisions allow counterparties to seek performance assurance, including cash collateral, in the event that PSCo’s ability to fulfill its contractual obligations is reasonably expected to be impaired.
PSCo had no collateral posted related to adequate assurance clauses in derivative contracts as of Sept. 30, 2026 and Dec. 31, 2025.

Recurring Derivative Fair Value Measurements

(Millions of Dollars)	Pre-Tax Gains (Losses) Recognized During the Period in Income
Three Months Ended Sept. 30, 2026
Other derivative instruments:
Commodity trading	$7	(a)
Total	$7

Three Months Ended Sept. 30, 2025
Other derivative instruments:
Commodity trading	$(2)	(a)
Total	$(2)

Nine Months Ended Sept. 30, 2026
Other derivative instruments:
Commodity trading	$12	(a)
Natural gas commodity	(7)	(b)(c)
Total	$5

Nine Months Ended Sept. 30, 2025
Other derivative instruments:
Natural gas commodity	$(9)	(b)(c)
Total	$(9)
(a)Recorded to electric revenues. Presented amounts do not reflect non-derivative transactions or margin sharing with customers.
(b)Amounts are primarily recorded to cost of natural gas sold and transported. Amounts are subject to cost-recovery mechanisms and reclassified out of income to a regulatory asset, as appropriate.
(c)Relates primarily to option premium amortization.

PSCo had no derivative instruments designated as fair value hedges during the nine months ended Sept. 30, 2026 and 2025.
Interest rate cash flow hedge gains and losses reclassified into interest expense from accumulated other comprehensive loss were immaterial for the three and nine months ended Sept. 30, 2026 and 2025.
Changes in the fair value of natural gas commodity derivatives recognized as regulatory assets and liabilities included immaterial net losses for the three and nine months ended Sept. 30, 2026 and 2025.
The classification as a regulatory asset or liability is based on commission approved regulatory recovery mechanisms.
Derivative assets and liabilities measured at fair value on a recurring basis were as follows:

	Sept. 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative assets
Other derivative instruments:
Commodity trading	$—	$2	$—	$2	$(2)	$—	$—	$6	$—	$6	$(6)	$—
Natural gas commodity	—	8	—	8	—	8	—	7	—	7	—	7
Total current derivative assets (b)	$—	$10	$—	$10	$(2)	$8	$—	$13	$—	$13	$(6)	$7

	Sept. 30, 2026						Dec. 31, 2025
	Fair Value			Fair Value Total	Netting (a)	Total	Fair Value			Fair Value Total	Netting (a)	Total
(Millions of Dollars)	Level 1	Level 2	Level 3				Level 1	Level 2	Level 3
Current derivative liabilities
Other derivative instruments:
Commodity trading	$—	$3	$—	$3	$(2)	$1	$—	$7	$—	$7	$(6)	$1
Natural gas commodity	—	4	—	4	—	4	—	7	—	7	—	7
Total current derivative liabilities (b)	$—	$7	$—	$7	$(2)	$5	$—	$14	$—	$14	$(6)	$8
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
(b)Current derivative assets are included in prepayments and other as of Sept. 30, 2026 and Dec. 31, 2025. Total current derivative liabilities are included in other current liabilities as of Sept. 30, 2026 and Dec. 31, 2025.

Fair Value of Long-Term Debt
Other financial instruments for which the carrying amount did not equal fair value:

	Sept. 30, 2026		Dec. 31, 2025
(Millions of Dollars)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Long-term debt, including current portion	$12,460	$10,711	$10,376	$9,452
Fair value of PSCo’s long-term debt is estimated based on recent trades and observable spreads from benchmark interest rates for similar securities. Fair value estimates are based on information available to management as of Sept. 30, 2026 and Dec. 31, 2025, and given the observability of the inputs, fair values presented for long-term debt were assigned as Level 2.

8. Benefit Plans and Other Postretirement Benefits
Components of Net Periodic Benefit Cost (Credit)

	Three Months Ended Sept. 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$5	$5	$—	$—
Interest cost (a)	14	14	4	4
Expected return on plan assets (a)	(18)	(19)	(4)	(4)
Amortization of net loss (a)	3	2	1	2
Net periodic benefit cost	4	2	1	2
Effects of regulation	(2)	—	—	—
Net benefit cost recognized for financial reporting	$2	$2	$1	$2
	Nine Months Ended Sept. 30
	2026	2025	2026	2025
(Millions of Dollars)	Pension Benefits		Postretirement Health Care Benefits
Service cost	$15	$15	$—	$—
Interest cost (a)	43	44	13	14
Expected return on plan assets (a)	(55)	(59)	(13)	(13)
Amortization of net loss (a)	9	5	3	3
Net periodic benefit cost	12	5	3	4
Effects of regulation	(8)	(2)	—	—
Net benefit cost recognized for financial reporting	$4	$3	$3	$4
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
Marshall Wildfire Litigation
In December 2021, a wildfire occurred in Boulder County, Colorado (Marshall Fire). PSCo subsequently received complaints alleging that PSCo’s equipment ignited the Marshall Fire and asserted various causes of action under Colorado law. In addition to asserting claims against PSCo and certain of its affiliates, various plaintiffs asserted claims against certain telecommunications companies.
In September 2025, Xcel Energy and other defendants reached settlement agreements in principle that resolved all claims and required PSCo to make settlement payments of $640 million. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlement agreements. As of September 2026, settlements have been executed with all plaintiffs and subrogation insurers.
As a result of settlements as well as legal and other costs of the matter, PSCo recognized charges to earnings of $298 million in the year ended Dec. 31, 2025, after consideration of total costs expected to be reimbursed by insurance. In 2026, PSCo increased its estimated amount recoverable from insurance, contributing to a net $18 million credit to earnings for the nine months ended Sept. 30, 2026.
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
Components of lease expense:

	Three Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$18	$25
Other operating leases (a)	4	2
Total operating lease expense	$22	$27
Finance leases
Amortization of ROU assets	$1	$1
Interest expense on lease liability	8	4
Total finance lease expense	$9	$5

	Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025
Operating leases
PPA capacity payments	$56	$68
Other operating leases (a)	8	10
Total operating lease expense	$64	$78
Finance leases
Amortization of ROU assets	$3	$3
Interest expense on lease liability	22	11
Total finance lease expense	$25	$14
(a)Includes immaterial short-term lease expense.
Commitments under operating and finance leases as of Sept. 30, 2026:

(Millions of Dollars)	PPA Operating Leases	Other Operating Lease	Total Operating Leases	Finance Leases
Total minimum obligation	$218	$336	$554	$496
Interest component of obligation	(28)	(158)	(186)	(300)
Present value of minimum obligation	$190	$178	368	196
Less current portion			(53)	(4)
Noncurrent operating and finance lease liabilities			$315	$192
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
PSCo had 932 MW of capacity under long-term PPAs at both Sept. 30, 2026 and Dec. 31, 2025 with entities that have been determined to be VIEs. These agreements have expiration dates through 2033.

10. Other Comprehensive Income
Changes in accumulated other comprehensive loss, net of tax:

	Nine Months Ended Sept. 30, 2026			Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total	Gains and Losses on Cash Flow Hedges	Defined Benefit Pension and Postretirement Items	Total
Accumulated other comprehensive loss at Jan. 1	$(17)	$(1)	$(18)	$(18)	$(1)	$(19)
Losses reclassified from net accumulated other comprehensive loss:
Interest rate derivatives (a)	1	—	1	1	—	1
Net current period other comprehensive income	1	—	1	1	—	1
Accumulated other comprehensive loss at Sept. 30	$(16)	$(1)	$(17)	$(17)	$(1)	$(18)
(a)Included in interest charges.
There were no changes in accumulated other comprehensive loss for the three months ended Sept. 30, 2026 and 2025.

11. Segment Information
Segment information and reconciliation to PSCo’s consolidated net income:

	Three Months Ended Sept. 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,282	$180	$1,462
Intersegment revenues	—	2	2
Total segment revenues	1,282	182	1,464
Electric fuel and purchased power	317	—	317
Cost of natural gas sold and transported	—	33	33
O&M expenses	185	71	256
Depreciation and amortization	226	80	306
Other segment expenses, net	53	8	61
Interest charges and financing costs	95	22	117
Income tax expense (benefit)	42	(17)	25
Net income (loss)	$364	$(15)	$349

Total segment net income			$349
Non-segment net income			14
Consolidated net income			$363
(a)Operating revenues include $2 million of other affiliate revenue.

	Three Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$1,209	$183	$1,392
Intersegment revenues	—	3	3
Total segment revenues	1,209	186	1,395
Electric fuel and purchased power	378	—	378
Cost of natural gas sold and transported	—	36	36
O&M expenses	162	69	231
Depreciation and amortization	200	73	273
Other segment expenses, net	352	21	373
Interest charges and financing costs	72	21	93
Income tax benefit	(20)	(12)	(32)
Net income (loss)	$65	$(22)	$43

Total segment net income			$43
Non-segment net income			5
Consolidated net income			$48
(a)Operating revenues include $1 million of other affiliate revenue.

	Nine Months Ended Sept. 30, 2026
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$3,242	$935	$4,177
Intersegment revenues	—	5	5
Total segment revenues	3,242	940	4,182
Electric fuel and purchased power	911	—	911
Cost of natural gas sold and transported	—	308	308
O&M expenses	506	210	716
Depreciation and amortization	661	235	896
Other segment expenses, net	137	46	183
Interest charges and financing costs	265	68	333
Income tax benefit	21	(1)	20
Net income	$741	$74	$815

Total segment net income			$815
Non-segment net income			9
Consolidated net income			$824
(a)Operating revenues include $4 million of other affiliate revenue.

	Nine Months Ended Sept. 30, 2025
(Millions of Dollars)	Regulated electric utility	Regulated natural gas utility	Total segments
Operating revenues (a)	$3,105	$1,070	$4,175
Intersegment revenues	—	8	8
Total segment revenues	3,105	1,078	4,183
Electric fuel and purchased power	1,007	—	1,007
Cost of natural gas sold and transported	—	380	380
O&M expenses	492	211	703
Depreciation and amortization	596	216	812
Other segment expenses, net	488	77	565
Interest charges and financing costs	212	61	273
Income tax (benefit) expense	(28)	22	(6)
Net income	$338	$111	$449

Total segment net income			$449
Non-segment net income			13
Consolidated net income			$462
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
The following table provides a reconciliation of GAAP earnings (net income) to ongoing earnings:

	Nine Months Ended Sept. 30
(Millions of Dollars)	2026	2025
GAAP net income	$824	$462
Marshall Wildfire litigation	(18)	287
Less: tax effect of adjustment	4	(74)
Ongoing earnings	$810	$675
Marshall Wildfire Litigation — In September 2025, Xcel Energy and other defendants reached settlement agreements in principle that resolved all claims relating to the 2021 Marshall Wildfire. PSCo did not admit any fault, wrongdoing or negligence in connection with these settlements. During the three months ended Sept. 30, 2025, PSCo recognized a non-recurring $287 million charge as a result of the settlement.
During the nine months ended Sept. 30, 2026, PSCo recognized $18 million of net reductions to operating expenses due primarily to an increase in the estimated amount recoverable from insurance for non-recurring Marshall Wildfire costs.

Results of Operations
PSCo’s GAAP net income was $824 million for the nine months ended Sept. 30, 2026 compared with $462 million for the prior year. Ongoing net income was $810 million for the nine months ended Sept. 30, 2026 compared with $675 million for the prior year. The change in ongoing earnings was driven by higher recovery of electric infrastructure investments and increased AFUDC, which was partially offset by increased interest charges and depreciation expenses. The difference between GAAP and ongoing earnings was driven by the impact of Marshall Wildfire litigation.
Electric Revenues
Electric revenues are impacted by fluctuations in the price of natural gas and coal, regulatory outcomes, market prices and seasonality. In addition, electric customers receive a credit for PTCs generated, which reduce electric revenue and income taxes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2026 vs. 2025
Non-fuel riders	$185
Regulatory rate outcomes	32
Estimated impact of weather	28
Sales and demand	26
Conservation and demand side management (offset in expense)	21
Wholesale transmission	16
Wholesale generation revenues	(90)
PTCs flowed back to customers (offset by lower ETR)	(53)
Recovery of lower cost of electric fuel and purchased power	(23)
Other, net	(5)
Total increase	$137
Natural Gas Revenues
Natural gas revenues vary with changing sales, the cost of natural gas and regulatory outcomes.

(Millions of Dollars)	Nine Months Ended Sept. 30, 2026 vs. 2025
Recovery of lower cost of natural gas	$(78)
Estimated impact of weather	(62)
Other, net	5
Total decrease	$(135)
Electric Fuel and Purchased Power — Expenses incurred for electric fuel and purchased power are impacted by fluctuations in market prices of natural gas and coal, as well as seasonality. These incurred expenses are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Electric fuel and purchased power expenses decreased $96 million year-to-date. The decrease was primarily due to lower volumes and timing of fuel recovery mechanisms.
Cost of Natural Gas Sold and Transported — Expenses incurred for the cost of natural gas sold are impacted by market prices and seasonality. These costs are generally recovered through various regulatory recovery mechanisms. As a result, changes in these expenses are largely offset in operating revenues and have minimal earnings impact.
Natural gas sold and transported decreased $72 million year-to-date. The decrease was primarily due to decreased volumes.
Non-Fuel Operating Expenses and Other Items
O&M Expenses — O&M expenses increased $13 million year-to-date, largely due to higher wildfire mitigation costs.
Depreciation and Amortization — Depreciation and amortization expense increased $85 million year-to-date. The increase was primarily due to system investment.
AFUDC, Equity and Debt — AFUDC increased $130 million year-to-date, largely due to system investment.
Interest Charges — Interest charges increased $97 million year-to-date, largely due to increased long-term debt levels and higher interest rates.

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
In June 2026, PSCo, CPUC Staff and various other parties filed a comprehensive non-unanimous settlement agreement. The AARP, City of Boulder and the UCA opposed the settlement. Other parties either supported portions of the settlement or did not oppose it.
PSCo received a final decision from the CPUC in September 2026. Terms of the final decision include:
•Revenue increase (excluding rider roll-ins) of $184 million (5.2% total, or an annual average of 1.7% since the last rate case), based on a 2025 historical test year using a 13-month average.
•ROE of 9.3% and equity ratio of 54.5%.
•A performance framework applicable to the operation of Comanche Unit 3 coal facility from effective date of rates through 2029. PSCo also agreed to file a prudence review related to the outage at the unit (from August 2025 to September 2026) in June 2027.
•Continuation of previously authorized trackers and deferrals.
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
In July 2026, PSCo, CPUC Staff, the UCA, the Colorado Energy Office, Western Resource Advocates/Sierra Club, Energy Outreach Colorado and various other parties filed a comprehensive non-unanimous settlement agreement. Several parties either do not oppose or take no position on the settlement, and one transportation shipper opposes it. Key terms of the settlement include:
•Revenue increase of $123 million (7.5% total, or an annual average of 3.7% since the last rate case), based on a 2025 historic test year using a 13-month average rate base with forward looking known and measurable adjustments.
•ROE of 9.2% and equity ratio of 54.5%.

The CPUC approved the settlement agreement with minor modifications. Rates were implemented in October 2026.
2024 Colorado Electric Resource Plan — In October 2024, PSCo filed its Phase I electric resource plan with the CPUC. In November 2025, the CPUC approved a revised load forecast methodology and authorized the Company to initiate its request for proposals. PSCo filed a request for reconsideration of various aspects of the decision which were approved in February 2026.
The RFP for the Phase II competitive solicitation process was issued in the third quarter of 2026. This RFP is specifically seeking to acquire 500 MW of additional capacity by 2031 with potential upside for additional capacity as new large load customers are approved (after consideration of 3,800 MW of approved acquisitions from the Near-Term Procurement RFP). Bids are due in December 2026, and a CPUC decision is expected in the second half of 2027.
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
Clean Air Act
Power Plant Greenhouse Gas Regulations — In April 2024, the EPA published final rules addressing greenhouse gas emissions from the power sector. The rules establish requirements for new natural gas-fired generating units and emission guidelines for existing coal and certain natural gas generation. In September 2026, the EPA issued a final rule repealing portions of the 2024 rules, including carbon capture and storage (CCS) standards. The EPA simultaneously proposed to rescind the remaining power plant GHG regulations.
Endangerment Finding — In February 2026, the EPA issued a final rule repealing the 2009 Endangerment Finding and associated regulations addressing GHG emissions from new motor vehicles and engines under the Clean Air Act. PSCo will monitor any additional actions and evaluate the impacts.
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

ITEM 6 — EXHIBITS
* Indicates incorporation by reference

Exhibit Number	Description	Report or Registration Statement	Exhibit Reference
3.01*	Amended and Restated Articles of Incorporation, dated July 15, 1998	PSCo Form 10-Q for the quarter ended Sept. 30, 2017	3.01
3.02*	Amended and Restated Bylaws of PSCo, dated Jan. 25, 2019	PSCo Form 10-K for the year ended Dec. 31, 2018	3.02
4.01	Supplemental Indenture No. 39 dated as of August 1, 2026, between Public Service Company of Colorado and U.S. Bank Trust Company, National Association, as successor Trustee, creating $650 million principal amount of 6.20% First Mortgage Bonds, Series No. 47 due 2056.	PSCo Form 8-K dated August 10, 2026	4.03
31.01	Principal Executive Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.02	Principal Financial Officer’s certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.01	Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Schema
101.CAL	Inline XBRL Calculation
101.DEF	Inline XBRL Definition
101.LAB	Inline XBRL Label
101.PRE	Inline XBRL Presentation
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Public Service Company of Colorado

October 29, 2026	By:	/s/ MELISSA L. OSTROM
Melissa L. Ostrom
Senior Vice President, Controller
(Principal Accounting Officer)

	By:	/s/ BRIAN J. VAN ABEL
Brian J. Van Abel
Executive Vice President, Chief Financial Officer
(Principal Financial Officer)